Form 10-Q
period 1996-06-30
IMATION CORP
filed 1996-08-14
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

         FROM ______________ TO _____________ .



                         COMMISSION FILE NUMBER: 1-14310
                                ----------------

                                  IMATION CORP.
             (Exact name of registrant as specified in its charter)

           A DELAWARE                                       41-1838504
          CORPORATION
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                                 1 IMATION PLACE
                            OAKDALE, MINNESOTA 55128
                    (Address of principal executive offices)

                                 (612) 704-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__.  No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,930,187 shares of Common Stock, par value $0.01 per share, were outstanding at July 31, 1996.

This report contains 26 pages numbered sequentially from this cover page. The exhibit index is set forth on page 24.



                                  IMATION CORP.

                                      INDEX



                                                                PAGE NO.

PART I.         FINANCIAL INFORMATION

      ITEM 1.   FINANCIAL STATEMENTS

                Historical Statements of Operations for
                the three and six month periods ended
                June 30, 1996 and 1995                            3

                Historical Balance Sheets as of
                June 30, 1996 and December 31, 1995               4

                Historical Statements of Cash Flows for
                the six month periods ended June 30,
                1996 and 1995                                     5

                Notes to Historical Financial Statements          6

                Report of Independent Accountants                 8

                Pro Forma Statement of Operations
                for the three month period ended
                June 30, 1996                                     9

                Pro Forma Statement of Operations
                for the six month period ended
                June 30, 1996                                    10

                Pro Forma Balance Sheet as of June 30, 1996      11

                Notes to Pro Forma Financial Statements          12

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                       15

PART II.        OTHER INFORMATION                                24



                     PART I.  FINANCIAL INFORMATION


                              IMATION CORP.
                    HISTORICAL STATEMENTS OF OPERATIONS
                              (In Millions)
                               (Unaudited)


                               Three months ended     Six months ended
                                    June 30                June 30
                               -----------------     -------------------
                                1996       1995        1996       1995
                               ------     ------     --------   --------
Net revenues                   $561.2     $565.0     $1,137.3   $1,141.7
Cost of goods sold              368.5      370.4        742.3      734.6
                               ------     ------     --------   --------
  Gross profit                  192.7      194.6        395.0      407.1

Operating expenses:
  Selling, general and
   administrative               159.2      138.6        289.9      276.5
  Research and development       45.6       57.9         93.5      114.3
  Restructuring charges          43.5        -           53.9        -
                               ------     ------     --------   --------
    Total                       248.3      196.5        437.3      390.8

Operating (loss) income         (55.6)      (1.9)       (42.3)      16.3

Interest expense and other        2.2        4.7          5.4        9.9
                               ------     ------     --------   --------

(Loss) income before tax and
  minority interest             (57.8)      (6.6)       (47.7)       6.4

Income tax (benefit) provision  (19.7)      (2.8)       (15.6)       2.7

Minority interest                (0.3)      (0.6)        (0.4)      (0.6)
                               ------     ------     --------   --------

Net (loss) income              $(37.8)    $ (3.2)    $  (31.7)  $    4.3
                               ======     ======     ========   ========


Unaudited pro forma information assuming tax benefit based on a purely separate return basis:

                                            Three months       Six months
                                           ended June 30,    ended June 30,
                                                1996              1996
                                           --------------    --------------

(Loss) income before tax and
  minority interest                            $(57.8)          $(47.7)
Income tax (benefit) provision                  (11.9)            (7.2)
Minority interest                                (1.2)            (1.6)
                                               -------          -------
Net (loss) income                              $(44.7)          $(38.9)
                                               =======          =======




The accompanying notes to historical financial statements are an integral part of these statements.


                               IMATION CORP.
                          HISTORICAL BALANCE SHEETS
                               (In Millions)


                                               June 30,
                                                 1996        December 31,
                                              (Unaudited)        1995
                                              -----------    ------------
ASSETS
Current Assets
  Accounts receivable - net                    $  476.3        $  479.5
  Inventories
    Finished goods                                244.1           244.0
    Work in process                                74.2            81.2
    Raw materials and supplies                     89.9           101.1
                                                -------        --------
      Total inventories                           408.2           426.3
  Other current assets                             92.8            48.8
                                                -------        --------
      Total current assets                        977.3           954.6

Property, Plant and Equipment                   1,829.7         1,868.3
  Less accumulated depreciation                (1,334.0)       (1,355.1)
                                               --------        --------
    Property, plant and equipment - net           495.7           513.2

Other Assets                                       46.1            73.7
                                               --------        --------
      Total Assets                             $1,519.1        $1,541.5
                                               ========        ========


LIABILITIES AND EQUITY
Current Liabilities
  Accounts payable                             $  111.7        $  125.9
  Accrued payroll                                  44.3            44.4
  Other current liabilities                       165.8           125.9
                                                 ------         -------
      Total current liabilities                   321.8           296.2

Other Liabilities                                  88.1            96.6
Commitments and Contingencies

Equity                                          1,109.2         1,148.7
                                               --------        --------
      Total Liabilities and Equity             $1,519.1        $1,541.5
                                               ========        ========


The accompanying notes to historical financial statements are an integral part of these statements.




                                  IMATION CORP.
                       HISTORICAL STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                      Six months ended
                                                           June 30
                                                     ------------------
                                                      1996        1995
                                                     -------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                    $(31.7)     $  4.3
Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
  Depreciation                                         94.5        93.6
  Deferred taxes                                        5.3         0.8
  Restructuring and other one-time charges             46.5         -
  Working capital changes                             (14.4)      (60.1)
  Other changes                                       (15.3)        5.5
                                                      -----       -----
Net cash provided by operating activities              84.9        44.1

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (79.1)      (92.4)
  Other                                                (0.2)       (7.0)
                                                      -----       -----
Net cash used in investing activities                 (79.3)      (99.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net cash (paid to) received from 3M                 (0.9)       53.1

Effect of exchange rate changes on cash                (4.7)        2.2
                                                      -----       -----

Net change in cash and equivalents                    $ -         $ -
                                                      =====       =====


The accompanying notes to historical financial statements are an integral part of these statements.




                                  IMATION CORP.
                    NOTES TO HISTORICAL FINANCIAL STATEMENTS
                                   (Unaudited)


1.  FINANCIAL STATEMENTS

On June 18, 1996, the Board of Directors of Minnesota Mining and Manufacturing Company ("3M") approved the spin-off of Imation Corp., a Delaware corporation (the "Company"), which is comprised of substantially all of the businesses previously operated within 3M's data storage and imaging systems groups. To effectuate the transaction, the Board of Directors of 3M declared a dividend payable to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock, par value $0.01 per share (the "Common Stock") for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996, all of the outstanding shares of Common Stock were distributed to 3M stockholders (the "Distribution"). 3M and the Company have entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise. Descriptions of the various agreements are set forth under the caption "Relationships Between 3M and the Company After the Distribution" contained in the Company's Information Statement included in the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 21, 1996.

The historical financial statements of the Company reflect the assets, liabilities, revenues, and expenses that were directly related to the Company as it was operated within 3M. In cases involving assets and liabilities not specifically identifiable to any particular business of 3M, only those assets and liabilities actually transferred to the Company in the Distribution were included in the Company's historical balance sheets. Regardless of the allocation of these assets and liabilities, however, the Company's historical statements of operations include all of the related costs of doing business including an allocation of certain general corporate expenses of 3M which were not directly related to these businesses, including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. These allocations were based on a variety of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations were made on a reasonable basis. All material inter-company transactions and balances between the Company's businesses have been eliminated. The financial information included herein may not necessarily be indicative of the financial position, results of operations or cash flows of the Company in the future or what the financial position, results of operations or cash flows would have been if the Company had been a separate, independent company during the periods presented.

The interim historical financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments, except for the restructuring and other one-time charges recorded in 1996 (see Note 2), consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The historical financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual historical financial statements and notes. This Form 10-Q should be read in conjunction with the Company's historical financial statements and notes included in its Form 10 Registration Statement filed with the Securities and Exchange Commission on June 21, 1996.

Unaudited pro forma statements of operations for the three and six month periods ended June 30, 1996 and unaudited pro forma balance sheet as of June 30, 1996 which make adjustments to the historical financial statements of the Company as if the Distribution had occurred on dates prior to July 1, 1996 are included elsewhere is this Form 10-Q.

2.  RESTRUCTURING CHARGES AND OTHER ONE-TIME CHARGES

In late 1995, the Company initiated a review of all of its operations, including its organizational structure, manufacturing operations, products and markets, with the goal of maximizing its cash flows and improving net income. In connection with this review, the Company adopted a reorganization plan to rationalize its manufacturing operations, streamline its organizational structure and write-off impaired assets.

The Company has recorded one-time pre-tax charges of approximately $240 million based upon the timing criteria required for the recognition of restructuring charges or upon incurrence for the other one-time charges. The Company recorded $166 million of these charges in its 1995 statement of operations primarily for the write-down of assets associated with its manufacturing rationalization programs. For the first six months of 1996, the Company recorded $53.9 million of restructuring charges related primarily to employee separation programs and $22.5 million of one-time charges associated with start-up activities. In the second quarter of 1996, the Company recorded $43.5 million of restructuring charges related primarily to employee separation programs and $22.5 million of one-time charges associated with start-up activities.

The Company's separation programs are expected to result in employee reductions of approximately 1,600 employees. The most significant reductions relate to voluntary separation plans offered to most of the Company's United States employees. Approximately 840 employees have accepted this offer and about 700 were separated by June 30, 1996 and received approximately $16 million in termination benefits. The remainder of the expected separations primarily relate to announced manufacturing rationalizations in the United States and Italy with the majority of the separations and related payments to occur after June 30, 1996. Approximately $23.9 million of accrued separation costs will be paid by 3M subsequent to the Distribution. See pro forma financial statements elsewhere in this Form 10-Q.

3. FINANCING ARRANGEMENT

On July 1, 1996, the Company entered into a $350 million revolving credit facility with a syndicate of banks which expires on June 30, 2001. There is no collateral required and no principal amortization prior to expiration of the facility. Borrowings under the facility are to be used for working capital needs and other general corporate purposes, including to purchase certain overseas assets in connection with the Distribution, to repay certain indebtedness assumed by the Company, and to fund a portion of the Company's ESOP. Borrowings under the credit facility bear interest based on the London interbank offered rate (LIBOR) or the administrative agent bank's base rate, plus an applicable margin based on the Company's interest coverage ratio. The agreement contains financial covenants that include a maximum debt to capital ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth.

                                     XXXXX

Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited interim historical financial statements included herein and their report thereon accompanies this filing.




                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Imation Corp.:

We have reviewed the accompanying condensed historical balance sheet of the businesses to comprise Imation Corp. (as described in Note 1 to the condensed historical financial statements) as of June 30, 1996, and the related condensed historical statements of operations for the three- and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995. These historical financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed historical financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the historical balance sheet as of December 31, 1995, and the related historical statements of operations and cash flows for the year then ended (not presented herein); and in our report dated March 29, 1996, we expressed an unqualified opinion on those historical financial statements. In our opinion, the information set forth in the accompanying condensed historical balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the historical balance sheet from which it has been derived.


                               /s/ COOPERS & LYBRAND L.L.P.

                               COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
August 2, 1996



                               IMATION CORP.
                     PRO FORMA STATEMENT OF OPERATIONS
                  (In Millions Except for Per Share Data)
                                (Unaudited)



                                  Three months ended June 30, 1996
                              ---------------------------------------
                                             Pro Forma
                              Historical    Adjustments     Pro Forma
                              ----------    -----------     ---------

Net revenues                    $561.2                        $561.2
Cost of goods sold               368.5            -            368.5
                                -------         ------        ------
  Gross profit                   192.7            -            192.7

Operating expenses:
  Selling, general and
   administrative                159.2                         159.2
  Research and development        45.6                          45.6
  Restructuring charges           43.5                          43.5
                               --------         ------        ------
    Total                        248.3             -           248.3

Operating (loss) income          (55.6)            -           (55.6)

Interest expense and other         2.2          $ 0.4  (a)       2.6
                                -------         ------        ------

(Loss) income before tax and
 minority interest               (57.8)          (0.4)         (58.2)

Income tax (benefit) provision   (19.7)          (0.1) (b)     (12.0)
                                                  7.8  (c)

Minority interest                 (0.3)          (0.9) (c)(e)   (1.2)
                                -------         ------        -------

Net (loss) income               $(37.8)         $(7.2)        $(45.0)
                                =======         ======        =======

Net (loss) income per share                                   $(1.07)(d)


The accompanying notes to the pro forma financial statements are an integral part of these statements.



                                  IMATION CORP.
                        PRO FORMA STATEMENT OF OPERATIONS
                     (In Millions Except for Per Share Data)
                                   (Unaudited)


                                   Six months ended June 30, 1996
                              ---------------------------------------
                                             Pro Forma
                              Historical    Adjustments     Pro Forma
                              ----------    -----------     ---------

Net revenues                  $1,137.3                      $1,137.3
Cost of goods sold               742.3                         742.3
                              ---------         -----       --------
  Gross profit                   395.0            -            395.0

Operating expenses:
  Selling, general and
   administrative                289.9                         289.9
  Research and development        93.5                          93.5
  Restructuring charges           53.9                          53.9
                              ---------         -----       --------
    Total                        437.3            -            437.3

Operating (loss) income          (42.3)           -            (42.3)

Interest expense and other         5.4          $ 0.8 (a)        6.2
                              ---------         -----       --------

(Loss) income before tax and
 minority interest               (47.7)          (0.8)         (48.5)

Income tax (benefit) provision   (15.6)          (0.3)(b)       (7.5)
                                                  8.4 (c)

Minority interest                 (0.4)          (1.2)(c)(e)    (1.6)
                              ---------         ------       --------

Net (loss) income             $  (31.7)         $(7.7)       $ (39.4)
                              =========         ======       ========

Net (loss) income per share                                  $ (0.94)(d)
                                                             ========


The accompanying notes to the pro forma financial statements are an integral part of these statements.



                                  IMATION CORP.
                             PRO FORMA BALANCE SHEET
                                  (In Millions)
                                   (Unaudited)

                                                June 30, 1996
                                     -----------------------------------
                                                  Pro Forma
                                     Historical  Adjustments   Pro Forma
                                     ----------  -----------   ---------
ASSETS
Current Assets
  Cash and equivalents                             $ 250.0 (f) $   73.0
                                                     (24.0)(g)
                                                    (153.0)(h)
  Accounts receivable - net          $   476.3         -   (i)    476.3
  Inventories                            408.2                    408.2
  Other current assets                    92.8        (1.9)(j)     81.6
                                                      (0.2)(k)
                                                      (9.1)(l)
                                      --------     -------     --------
      Total current assets               977.3        61.8      1,039.1

Property, Plant and Equipment - net      495.7                    495.7
Other Assets                              46.1       (14.6)(j)     30.4
                                                      (1.1)(k)
                                      --------     -------     --------
      Total Assets                    $1,519.1     $  46.1     $1,565.2
                                      ========     =======     ========

LIABILITIES AND EQUITY
Current Liabilities
  Accounts payable                    $  111.7         -   (i) $  111.7
  Accrued payroll                         44.3                     44.3
  Other current liabilities              165.8     $ (15.7)(g)    126.2
                                                     (23.9)(l)
                                      --------     -------     --------
      Total current liabilities          321.8       (39.6)       282.2

Other Liabilities                         88.1        (8.3)(g)     79.8
Long-Term Debt                                       250.0 (f)    290.0
                                                      40.0 (m)
Commitments and Contingencies
Equity
  Net investment by 3M                 1,109.2      (153.0)(h)      -
                                                     (16.5)(j)
                                                      (1.3)(k)
                                                      14.8 (l)
                                                    (999.3)(n)
                                                      46.1 (o)
  Common stock                                         0.4 (n)      0.4
  Additional paid-in capital                         998.9 (n)    998.9
  Cumulative translation - net                       (46.1)(o)    (46.1)
  Unearned ESOP shares                               (40.0)(m)    (40.0)
                                      --------     -------     --------
      Total equity                     1,109.2      (196.0)(p)    913.2
                                      --------     -------     --------
      Total Liabilities and Equity    $1,519.1     $  46.1     $1,565.2
                                      ========     =======     ========

The accompanying notes to the pro forma financial statements are an integral part of these statements.



                                  IMATION CORP.
                     NOTES TO PRO FORMA FINANCIAL STATEMENTS
                                   (Unaudited)


1.  FINANCIAL STATEMENTS

The pro forma financial statements make adjustments to the historical (unaudited) balance sheet as of June 30, 1996 and to the historical (unaudited) statements of operations for the three and six month periods ended June 30, 1996 as if the Distribution had occurred on June 30, 1996 for the purposes of the pro forma balance sheet and January 1, 1995 for purposes of the pro forma statements of operations.

The pro forma financial statements should be read in conjunction with the historical financial statements of the Company and the notes thereto contained elsewhere in this Report on Form 10-Q. The pro forma financial information is presented for information purposes only and may not reflect the future results of operations or financial position of the Company or what the results of operations or financial position would have been had the Company's businesses been operated as a separate, independent company.

2.  PRO FORMA ADJUSTMENTS

         (a) Represents an adjustment of the allocation of 3M's interest expense to reflect an estimate of the weighted average interest rate the Company would have experienced during the periods presented. The interest rates used were 6.6% and 7.0% for the three and six months ended June 30, 1996, respectively. These rates represent 3M's historical weighted average rates during these periods as adjusted to reflect the higher cost of borrowing the Company expects to incur on a stand-alone basis. The interest calculation is based on the Company's estimated non-ESOP debt level of $250 million.

         (b) Reflects an adjustment to the income tax (benefit) provision associated with the change in interest expense described in (a) above.

         (c) Represents an adjustment to the income tax (benefit) provision to reflect taxes on a purely separate return basis, including establishing a valuation allowance for certain deferred tax assets, and the resulting impact on minority interest.

         (d) Represents the net (loss) income per share on an assumed 41.9 million weighted average number of shares outstanding of the Company's Common Stock. This is based on 3M's weighted average number of shares outstanding adjusted for the distribution of one share of the Company's stock for every ten shares of 3M common stock outstanding.

         (e) The historical and pro forma statements of operations reflect minority interests in Japan and Korea since the Company's operations in such countries were conducted by 3M through joint ventures in which third parties had minority interests. The Company has an agreement in principle with 3M's joint venture partners in Japan providing for the purchase by 3M's joint venture partners of an aggregate minority interest equal to 40% following the Distribution. Accordingly, the Company expects its future statements of operations to continue to reflect minority interests in Japan. In Korea, the transfer of the Company's operations has not yet occurred and is subject to the approval of 3M's joint venture partner. The ultimate form of operations is currently being negotiated and may involve the continuation of a minority interest. The Company does not believe that the expected future minority interest in Japan or a failure to effect the transfer in Korea would have a material adverse effect on the financial position or results of the Company.

         (f) Reflects $250 million of debt the Company has incurred or expects to incur for general corporate purposes on or shortly after the Distribution Date. Of the $250 million to be borrowed, $153.0 million was used to purchase from 3M certain assets of the Company located outside the United States where spin-off transactions were not consummated and to repay intercompany indebtedness assumed by the Company in connection with the Distribution, and $24.0 million will be used to pay certain accrued employee benefits.

         (g) Reflects payment after the Distribution Date of $24.0 million to pay certain accrued employee benefits, including $15.7 million of current liabilities and $8.3 million of other liabilities.

         (h) Reflects the net payment to 3M of approximately $153.0 million to purchase certain assets of the Company located outside the United States where spin-off transactions were not consummated and to repay intercompany indebtedness being assumed by the Company in connection with the Distribution.

         (i) To provide a more accurate reflection of future financial statements, the pro forma financial statements do not give effect to the retention by 3M of certain trade receivables and payables outside the United States and the agreement by 3M to pay to the Company following the Distribution an amount corresponding to the amount by which such receivables exceed such payables.

         (j) Represents a valuation allowance necessary to reflect the deferred tax assets at their estimated realizable value on a purely separate return basis.

         (k) Reflects the net deferred tax assets realized by 3M upon the Company's purchase of certain assets outside the United States (see (h) above).

         (l) Reflects certain accrued employee separation costs to be paid by 3M and the related deferred tax assets to be realized by 3M upon payment of these costs.

         (m) Reflects funds borrowed by the Company and on-lent to the ESOP and the adjustment to the Company's equity resulting from the purchase of outstanding shares of Common Stock by the ESOP which have not been earned by ESOP participants and allocated to their respective accounts.

         (n) Reflects the issuance of approximately 41.9 million shares of common stock, par value $0.01 per share, as of July 1, 1996. One share of the Company's Common Stock was issued for every ten shares of 3M's stock. Additional paid-in capital represents the excess of the historical carrying values of the Company's net assets at the Distribution Date over the amount reflected as Common Stock.

         (o) Reflects the cumulative translation adjustment included in the net investment by 3M.

         (p) No minority interest has been reflected in the historical or pro forma balance sheets. While prior to the Distribution the Company's operations in Japan and Korea were conducted by 3M through joint ventures in which the third parties own minority interests, the Company currently does not have any minority interest partners. The Company does, however, have an agreement in principle with 3M's joint venture partners in Japan providing for the purchase by the 3M's joint venture partners of an aggregate minority interest up to 40% following the Distribution. Accordingly, the Company expects its future balance sheets to reflect minority interests in Japan. In Korea, the transfer of the Company's operations has not yet occurred and is subject to the approval of 3M's joint venture partner. The ultimate form of operations is currently being negotiated and may involve the continuation of a minority interest. The Company does not believe that the expected future minority interest in Japan or a failure to effect the transfer in Korea would have a material adverse effect on the financial position or results of the Company.



                                  IMATION CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

         On June 18, 1996, the Board of Directors of Minnesota Mining and Manufacturing Company ("3M') approved the spin-off of Imation Corp., a Delaware corporation (the "Company"), which is comprised of substantially all of the businesses previously operated within 3M's data storage and imaging systems groups. To effectuate the transaction, the Board of Directors of 3M declared a dividend payable to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock, par value $0.01 per share (the "Common Stock") for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996, all of the outstanding shares of Common Stock were distributed to 3M stockholders (the "Distribution"). Following the Distribution, the Company began operations as an independent, publicly held company. The historical financial statements reflect the results of operations, financial position and cash flows of the businesses transferred to the Company from 3M as they operated within 3M. As a result, the historical financial statements of the Company have been carved out from the financial statements of 3M using the historical results of operations and historical basis of the assets and liabilities of such businesses. The Company's historical statements of operations include all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and include an allocation of certain general corporate expenses of 3M which were not directly related to these businesses including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. Management believes these allocations as well as the assumptions underlying the development of the Company's financial statements to be reasonable.

The financial information included herein, however, may not necessarily reflect the results of operations, financial position and cash flows of the Company as it will operate in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented. This is due to the historical operation of the Company as part of the larger 3M. The financial information included herein does not reflect the many significant changes that will occur in the funding and operations of the Company as a result of the Distribution.


STRATEGIC REORGANIZATION

In late 1995, the Company initiated a review of all of its operations, including its organizational structure, manufacturing operations, products and markets, with the goal of maximizing its cash flows and improving net income. In connection with this review, the Company adopted a reorganization plan to rationalize its manufacturing operations, streamline its organizational structure and write-off impaired assets.

The Company has recorded one-time pre-tax charges of approximately $240 million based upon the timing criteria required for the recognition of restructuring charges or upon incurrence for other one-time charges. The Company recorded $166 million of these charges in its 1995 statement of operations primarily for the write-down of assets associated with its manufacturing rationalization programs. The remainder, primarily related to employee separations for direct employees of the Company and one-time charges associated with start-up activities, has been recorded in the first six months of 1996.

The Company's direct employee reductions are expected to total more than 1,600 positions through already announced voluntary and involuntary separation programs and through the completion of the Company's manufacturing consolidation activities. As of July 1, 1996, the Company began separate operations with approximately 9,700 employees, down from 12,300 at December 31, 1995 and 12,000 at March 31, 1996. This reduction reflects the aforementioned separation plans as well as the retention by 3M of staff services positions which had been allocated to the Company as a part of 3M. In the near term, the majority of the costs related to the staff services support provided by these employees will continue to be incurred by the Company through transition support services agreements with 3M. The Company believes its current staffing levels are appropriate for the near term.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

The following table sets forth the Company's historical statements of operations, restructuring and other one-time charges and the resulting adjusted balances for the three month period ended June 30, 1996 with comparative balances for the three month period ended June 30, 1995. The adjusted 1996 balances are also presented as a percentage of revenues as are the results for the comparable period of 1995.

                          (In Millions Except Per Share Data)
                              Three Months Ended June 30,             Percent of Revenues
                     ---------------------------------------------    -------------------
                        1996       One-Time       1996                  1996
                     Historical     Charges     Adjusted    1995      Adjusted     1995
                     ----------   -----------   --------   -------    --------    -------
Net revenues           $561.2          -         $561.2    $565.0      100.0%     100.0%
Cost of goods sold      368.5       $ (7.9)       360.6     370.4       64.3%      65.6%
                       ------       ------       ------    ------      -----      -----
  Gross profit          192.7          7.9        200.6     194.6       35.7%      34.4%

Operating expenses:
  Selling, general
   and administrative   159.2        (14.6)       144.6     138.6       25.8%      24.5%
  R&D                    45.6          -           45.6      57.9        8.1%      10.2%
  Restructuring chgs     43.5        (43.5)         -         -          -          -
                       ------       ------       ------    ------      -----      -----
    Total               248.3        (58.1)       190.2     196.5       33.9%      34.7%

Oper. (loss) income     (55.6)        66.0         10.4      (1.9)       1.8%      (0.3%)

Interest exp and other    2.2          -            2.2       4.7        0.4%       0.8%
                       ------       ------       ------    ------      -----      -----

(Loss) income before tax
 & minority interest    (57.8)        66.0          8.2      (6.6)       1.4%      (1.1%)

Income taxes            (19.7)        23.5          3.8      (2.8)       0.7%      (0.4%)

Minority interest        (0.3)         -           (0.3)     (0.6)      (0.1%)     (0.1%)
                       -------      ------       ------    ------      -----      -----

Net (loss) income      $(37.8)      $ 42.5       $  4.7    $ (3.2)       0.8%      (0.6%)
                       =======      ======       ======    ======      =====      =====

(Loss) earnings
  per share (1)        $(0.90)      $ 1.01       $ 0.11    $(0.08)
                       =======      ======       ======    ======

(1) Based on an assumed 41.9 million weighted average shares outstanding.


Net revenues for the second quarter of 1996 were $561.2 million, a decrease of $3.8 million or 0.7 percent from the same period in 1995. Volume increases of
6.5 percent were more than offset by price declines of 4.9 percent and the negative effect of changes in currency exchange rates of 2.3 percent. Volume increases were principally due to newly introduced products (Travan(TM) data cartridges and DryView(TM) laser imagers). Volume increases were at the highest rate of increase in recent quarters while price declines were at one of the lowest rates of decrease in recent quarters.

Net revenues in the United States increased 4.8 percent with volume increases of
8.0 percent partially offset by pricing declines of 3.2 percent. Internationally, net revenues decreased 5.7 percent. Volume increases of 5.3 percent were more than offset by price declines of 6.5 percent and a 4.5 percent negative effect of changes in currency exchange rates. International revenues accounted for 49.3 percent of second quarter 1996 revenues, down from 52.0 percent of total revenues for second quarter 1995.

Gross profit in the second quarter of 1996 was $192.7 million. This includes special one-time charges of $7.9 million related to the write off of certain packaging materials in connection with the Distribution. Excluding these charges, gross profit would have been $200.6 million or 35.7 percent of revenues, an increase of 1.3 percentage points from the second quarter of 1995. This increase is due to productivity improvements, increased volume and lower raw materials costs, partially offset by negative pricing pressure and foreign currency impacts.

Selling, general and administrative expenses were $159.2 million. Excluding special one-time charges of $14.6 million related to start-up activities, selling, general and administrative expenses would have been $144.6 million or
25.8 percent of revenues, up 1.3 percentage points from the same period in 1995. This increase is due to additional start-up costs of $12.7 million related to consulting and identity development which are expected to continue through 1997. Excluding the one-time charges and additional start-up costs, selling, general and administrative expenses would have been $131.9 million or 23.5 percent of revenues, a decrease of $6.7 million or 1.0 percentage point from the second quarter of 1995. This decrease is a result of reduced sales related costs.

Research and development costs totaled $45.6 million or 8.1 percent of revenues in the second quarter of 1996, down $12.3 million or 2.1 percentage points from the same period in 1995. This decrease is due to a consolidation of laboratories from fourteen to seven and higher than normal spending in 1995 reflecting investments made in a number of the Company's new products which came to market during 1995 and early 1996.

The Company recorded restructuring charges of $43.5 million in the second quarter of 1996. These charges primarily related to employee separation programs.

The operating loss for the second quarter of 1996 was $55.6 million. Excluding restructuring and special one-time charges of $66.0 million, the Company would have had operating income of $10.4 million or 1.8 percent of net revenues. This represents a $12.3 million increase from the $1.9 million operating loss in the same period in 1995.

Second quarter non-operating expense was $2.2 million, down $2.5 million from the same quarter last year. This decrease was due to an increase in other income of $1.4 million, primarily related to investment gains, and to lower interest expense due to 3M's lower effective interest rate. The allocation of interest expense is more fully discussed in Note 6 of the Notes to Historical Financial Statements included in the Company's Form 10.

The Company's effective tax rate was 34.1 percent. Excluding restructuring and other one-time charges, the effective tax rate was 46.3 percent, up from 42.4 percent in the second quarter of 1995. This increase was due primarily to a shift of profits to higher tax jurisdictions.

Net loss in the second quarter of 1996 was $37.8 million. Excluding restructuring and other one-time charges, net income would have been $4.7 million resulting in earnings per share of $0.11 (based on an assumed 41.9 million shares outstanding). This represents an improvement of $7.9 million or $0.19 per share (based on an assumed 41.9 million shares outstanding) from the same period in 1995.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

The following table sets forth the Company's historical statements of operations, restructuring and other one-time charges and the resulting adjusted balances for the six month period ended June 30, 1996 with comparative balances for the six month period ended June 30, 1995. The adjusted 1996 balances are also presented as a percentage of revenues as are the results for the comparable period of 1995.

                      (In Millions Except per Share Data)

                             Six Months Ended June 30,               Percent of Revenues
                     ---------------------------------------------   -------------------
                        1996       One-Time     1996                   1996
                     Historical     Charges   Adjusted      1995     Adjusted     1995
                     ----------    --------   --------    --------   --------    -------
Net revenues         $1,137.3          -      $1,137.3    $1,141.7    100.0%     100.0%
Cost of goods sold      742.3       $ (7.9)      734.4       734.6     64.6%      64.3%
                     --------       ------    --------    --------    -----      -----
  Gross profit          395.0          7.9       402.9       407.1     35.4%      35.7%

Operating expenses:
  Selling, general
   and administrative   289.9        (14.6)      275.3       276.5     24.2%      24.2%
  R&D                    93.5          -          93.5       114.3      8.2%      10.0%
  Restructuring chgs     53.9        (53.9)        -           -        -            -
                     --------       ------    --------    --------    -----      -----
    Total               437.3        (68.5)      368.8       390.8     32.4%      34.2%

Oper. (loss) income     (42.3)        76.4        34.1        16.3      3.0%       1.5%

Int. exp. and other       5.4          -           5.4         9.9      0.5%       0.9%
                     --------       ------    --------    --------    -----      -----

(Loss) income before tax
 & minority interest    (47.7)        76.4        28.7         6.4      2.5%       0.6%

Income taxes            (15.6)        27.8        12.2         2.7      1.0%       0.3%

Minority interest        (0.4)         -          (0.4)       (0.6)     0.0%      (0.1%)
                     --------       ------    --------    --------    -----      -----

Net (loss) income    $  (31.7)      $ 48.6    $   16.9    $    4.3      1.5%       0.4%
                     ========       ======    ========    ========    =====      =====

(Loss) earnings
  per share (1)      $  (0.76)      $ 1.16    $   0.40    $   0.10
                     ========       ======    ========    ========

(1) Based on an assumed 41.9 million weighted average shares outstanding.


On a year-to-date basis, net revenues totaled $1,137.3 million, a decrease of $4.4 million or 0.4 percent from the same period in 1995. Volume increases of
6.4 percent were offset by price declines of 5.3 percent and 1.5 percent from the negative effect of changes in currency exchange rates. Volume increases were principally due to newly introduced products (Travan(TM) data cartridges and DryView(TM) laser imagers).

Net revenues in the United States increased 2.1 percent with volume increases of
5.9 percent partially offset by pricing declines of 3.8 percent. Internationally, net revenues decreased 2.7 percent. Volume increases of 7.0 percent were more than offset by price declines of 6.7 percent and a 3.0 percent negative effect of changes in currency exchange rates. International revenues accounted for 50.3% of total revenues compared with 51.5% in the same period in 1995.

Gross profit for the first six months of 1996 was $395.0 million. This includes special one-time charges of $7.9 million related to the write off of certain packaging materials in connection with the Distribution. Excluding these charges, gross profit would have been $402.9 million or 35.4 percent of revenues, a decrease of 0.3 percentage points from the first six months of 1995. This decline was primarily due to the effect of lower selling prices, partially offset by productivity improvements, volume increases and other factors.

Selling, general and administrative expenses were $289.9 million. Excluding special one-time charges of $14.6 million related to start-up activities, selling, general and administrative expenses would have been $275.3 million or
24.2 percent of revenues, unchanged from the same period in 1995. In addition to special one-time charges for start up, selling, general and administrative expenses include additional start-up costs of $12.7 million related to consulting and identity development which are expected to continue through 1997. Excluding the special one-time charges and additional start-up costs, selling, general and administrative expenses would have been $262.6 million or 23.1 percent of revenues, a decrease of $13.9 million or 1.1 percentage points from the same period of 1995. This decrease is a result of reduced sales related costs.

Research and development costs totaled $93.5 million or 8.2 percent of revenues in the first six months of 1996, down $20.8 million or 1.8 percentage points from the same period in 1995. This decrease is due to a consolidation of laboratories from fourteen to seven and higher than normal spending in 1995 reflecting investments made in a number of the Company's new products which came to market during 1995 and early 1996.

The Company recorded restructuring charges of $53.9 million in the first six months of 1996. These charges primarily relate to employee separation programs.

Operating loss for the first six months of 1996 was $42.3 million. Excluding restructuring and special one-time charges, the Company would have had operating income of $34.1 million or 3.0 percent of revenues. This represents a $17.8 million increase from operating income in the same period in 1995 which totaled $16.3 million or 1.5 percent of revenues.

Non-operating expense for the first six months of 1996 was $5.4 million, down $4.5 million from the same period last year. This decrease was due to an increase in other income of $1.8 million, primarily related to investment gains, and to lower interest expense due to 3M's lower effective interest rate. The allocation of interest expense is more fully discussed in Note 6 of the Notes to Historical Financial Statements in the Form 10.

The Company's effective tax rate was 32.7 percent. Excluding restructuring and special one-time charges, the Company's effective tax rate was 42.5 percent, essentially unchanged from the first six months of 1995.

Net loss year-to-date 1996 was $31.7 million. Excluding restructuring and other one-time charges, net income would have been $16.9 million resulting in earnings per share of $0.40 (based on an assumed 41.9 million shares outstanding). This represents an improvement of $12.6 million or $0.30 per share (based on an assumed 41.9 million shares outstanding) from the same period in 1995.


FINANCIAL POSITION

The Company had 3.4 months of inventory on hand at June 30, 1996, unchanged from December 31, 1995. The accounts receivable days sales outstanding was 77 days at June 30, 1996, down from 78 days at December 31, 1995.

The book value of property, plant and equipment at June 30, 1996 was $495.7, a decrease from $513.2 million at December 31, 1995. This decrease is due to lower capital spending. The decrease from December 31, 1995 in other assets of $27.6 million was more than offset by the increase in other current assets of $44.0 million primarily due to changes in deferred tax assets as more of the temporary differences related to current items. Other current liabilities increased $39.9 million from $125.9 million at December 31, 1995 to $165.8 million at June 30, 1996 due primarily to accruals for the restructuring charges and startup costs.

LIQUIDITY

3M uses a centralized approach to cash management and the financing of its operations. As a result, cash and equivalents and debt were not allocated to the Company in the historical financial statements. The Company's historical financing requirements are represented by cash transactions with 3M and are reflected in "Net cash (paid to) received from 3M" in the historical statements of cash flows. This financial support was discontinued following the Distribution.

Cash provided from operating activities was $84.9 million during the six months ended June 30, 1996, compared to $44.1 million during the same period in 1995. The major non-cash items are depreciation which provided $94.5 million compared to $93.6 million during the first six months of 1995 and restructuring and other one-time charges of $46.5 million during the six months ended June 30, 1996 which more than offset the net loss of $31.7 million. Working capital used $14.4 million for the first six months of 1996, an improvement of $45.7 million over the $60.1 million used in the comparable period of 1995.

Investing activities, mainly capital expenditures, utilized cash provided by operations in the amount of $79.3 million for the first six months of 1996 compared to $92.4 million in the comparable period of 1995. These investments were made to help meet growing global demand for the Company's products, and to improve manufacturing efficiencies.

The Company expects its operations, exclusive of contemplated borrowings, to generate sufficient funds to meet the Company's operating needs for the next 12 months, including capital expenditures. The Company has established a $350 million credit facility with a syndicate of banks. To date, the Company borrowed $205 million under the credit facility to purchase certain assets from 3M located outside the United States, to repay intercompany indebtedness being assumed by the Company in connection with the Distribution and to fund working capital needs. During the third quarter, the Company expects to borrow additional amounts under the credit facility up to a total of $250 million non-ESOP related debt for additional start-up costs and to pay certain accrued employee benefits.

On the Distribution Date, the Company began independent operations with a ratio of total debt to total capital of approximately 18%. With the additional expected third quarter borrowings, the ratio of total debt to total capital is expected to be approximately 21%.


FUTURE OUTLOOK

1996 is a year of transition. The Company has started to implement its reorganization plan including the closure or consolidation of five factory locations, the consolidation of laboratories from fourteen to seven, a reduction of employee count of over 20 percent and utilizing outsourcing for non-core competencies. Each of these activities are underway and the Company expects that the most significant changes will occur in the areas of systems and logistics. Some benefits from the reorganization will be realized in 1996, but the most significant impacts will occur in 1997 and beyond. It is expected that these benefits will be partially offset through 1997 by additional expenses the Company will incur in establishing itself as an independant public company.

The Company's overall financial goal is to improve economic profit (which is measured as operating income after taxes in excess of the Company's cost of capital) by $150 million by the end of 1998. This goal is based on anticipated cost reductions, modest revenue growth and increased asset management resulting from the implementation of the Company's business strategy. The Company anticipates total cost savings (net of start-up expenses) during the three year period 1996-1998 of $90 million after taxes; or, on a pre-tax basis, $30 million in cost savings in 1996, an additional $70 million in 1997 and an additional $50 million in 1998. The Company, however, does not expect the reorganization plan to have any meaningful effect on cash flows until 1997, as start-up expenses are likely to offset any cash generated from reduced costs in 1996. Although management believes that this goal is appropriate for the Company, there can be no assurance as to the Company's ability to achieve this goal. See "Forward Looking Statements."

FORWARD-LOOKING STATEMENTS

Certain information, other than the historical information, discussed in this Report, may constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company's expectations. Such factors include, but are not limited to, customer acceptance of the Company's new product platforms, competitive pricing pressures on the Company's products, technological developments in the markets served by the Company, the Company's ability to establish its operations as an independent company, and the various factors set forth under the caption "Special Factors" contained in the Company's Information Statement included in the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 21, 1996 in connection with the Distribution.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

The Company, in the ordinary course of its business, is the subject of various pending or threatened legal actions. Although it is impossible to predict the outcome of any legal proceeding and the Company cannot estimate the ultimate liability, if any, relating to these various proceedings, the Company believes that any ultimate liability arising from these actions should not have a material adverse effect on the financial position of the Company.

Items 2-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

       (a) The following documents are filed as exhibits to this Report.

              (27) Financial data schedule (EDGAR filing only).

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Imation Corp.
                                    (REGISTRANT)



Date:  August 14, 1996              By:  /s/ Jill D. Burchill
                                         Jill D. Burchill
                                         Chief Financial Officer