Form 10-Q
period 1996-09-30
IMATION CORP
filed 1996-11-13
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      ______________ TO _____________ .



                         COMMISSION FILE NUMBER: 1-14310
                                 ---------------

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

                  --------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_.  No   ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,852,952 shares of Common Stock, par value $0.01 per share, were outstanding at October 31, 1996.

                                  IMATION CORP.
                                      INDEX

                                                                             PAGE NO.
PART I.         FINANCIAL INFORMATION

      ITEM 1.   FINANCIAL STATEMENTS

                Consolidated Statements of Operations for the three and
                nine month periods ended September 30, 1996 and 1995            3

                Consolidated Balance Sheets as of September
                30, 1996 and December 31, 1995                                  4

                Consolidated Statements of Cash Flows for the nine month
                periods ended September 30, 1996 and 1995                       5

                Notes to Consolidated Financial Statements                      6

                Report of Independent Accountants                               9

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                     10


PART II.        OTHER INFORMATION                                              19

SIGNATURE                                                                      20



                    PART I. FINANCIAL INFORMATION

                                  IMATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)

                                   Three months ended      Nine months ended
                                      September 30            September 30
                                  --------------------   ------------------------
                                     1996      1995          1996         1995
                                  ---------  ---------   -----------   ----------
Net revenues                      $ 559.3    $  546.2    $  1,696.6    $  1,687.9
Cost of goods sold                  362.7       364.5       1,105.0       1,099.1
                                  -------    --------    ----------    ----------
  Gross profit                      196.6       181.7         591.6         588.8

Operating expenses:
  Selling, general and
   administrative                   133.5       129.1         423.4         405.6
  Research and development           38.6        53.9         132.1         168.2
  Restructuring charges               --          --           53.9          --
                                  -------    --------    ----------    ----------
    Total                           172.1       183.0         609.4         573.8

Operating income (loss)              24.5        (1.3)        (17.8)         15.0

Interest expense and other            2.5         4.3           7.9          14.2
                                  -------    --------    ----------    ----------
Income (loss) before tax and
  minority interest                  22.0        (5.6)        (25.7)          0.8

Income tax provision (benefit)       10.2        (2.4)         (5.4)          0.3

Minority interest                     --         (1.4)         (0.4)         (2.0)
                                  -------    --------    ----------    ----------
Net income (loss)                 $  11.8    $   (1.8)   $    (19.9)   $      2.5
                                  =======    ========    ==========    ==========

Earnings (loss) per share         $   .29    $   (.04)   $     (.48)   $      .06
                                  =======    ========    ==========    ==========

Weighted average shares
  outstanding (1)                    40.8        42.0          41.5          42.0
                                  =======    ========    ==========    ==========


   Unaudited pro forma information assuming tax benefit based on a purely separate return basis:
                                                 Nine months ended
                                                 September 30, 1996
                                                 ------------------
Income (loss) before tax and
  minority interest                                   $(25.7)
Income tax provision (benefit)                           3.0
Minority interest                                       (1.6)
                                                      -------
Net income (loss)                                     $(27.1)
                                                      =======



(1) The number of weighted average shares outstanding used in the computation of earnings per share prior to July 1, 1996 is one-tenth the weighted average number of 3M shares outstanding based on the distribution of one share of Imation Corp. for ten shares of 3M pursuant to the spin-off on July 1, 1996.


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.



                               IMATION CORP.
                        CONSOLIDATED BALANCE SHEETS
                               (In Millions)


                                                       September 30,
                                                           1996     December 31,
                                                        (Unaudited)     1995
                                                         --------     --------
ASSETS
Current Assets
  Cash and equivalents                                   $  126.8     $   --
  Accounts receivable - net                                 482.8        479.5
  Inventories
    Finished goods                                          206.3        244.0
    Work in process                                          67.0         81.2
    Raw materials and supplies                               98.2        101.1
                                                         --------     --------
      Total inventories                                     371.5        426.3
  Other current assets                                      109.7         48.8
                                                         --------     --------
      Total current assets                                1,090.8        954.6

Property, Plant and Equipment                             1,672.8      1,868.3
  Less accumulated depreciation                          (1,198.7)    (1,355.1)
                                                         --------     --------
    Property, plant and equipment - net                     474.1        513.2
Other Assets                                                 32.7         73.7
                                                         --------     --------
      Total Assets                                       $1,597.6     $1,541.5
                                                         ========     ========

LIABILITIES AND EQUITY
Current Liabilities
  Accounts payable                                       $  192.8     $  125.9
  Accrued payroll                                            43.9         44.4
  Income taxes payable                                       10.4         --
  Short-term debt                                            17.2         --
  Other current liabilities                                 175.2        125.9
                                                         --------     --------
      Total current liabilities                             439.5        296.2

Other Liabilities                                            80.0         96.6
Long-Term Debt                                              166.3         --
Commitments and Contingencies

Shareholders' Equity
  Common Stock - $.01 par value                               0.4         --
  Additional paid in capital                                992.6         --
  Retained earnings                                          11.8         --
  Unearned ESOP shares                                      (47.5)        --
  Cumulative translation adjustment                         (45.5)       (46.1)
  Net investment by 3M                                       --        1,194.8
                                                         --------     --------
      Total shareholders' equity                            911.8      1,148.7

      Total Liabilities and Equity                       $1,597.6     $1,541.5
                                                         ========     ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                IMATION CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Millions)
                                 (Unaudited)


                                                           Nine months ended
                                                              September 30
                                                           ------------------
                                                            1996        1995
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $(19.9)     $  2.5
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation                                              137.7       141.5
  Deferred income taxes                                      (3.2)       (2.5)
  Restructuring and other one-time charges                   76.4        --
  Working capital changes                                    88.1       (24.9)
  Other                                                     (14.2)        9.4
                                                           ------      ------
Net cash provided by operating activities                   264.9       126.0

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (115.9)     (135.4)
  Other                                                       6.2        (7.6)
                                                           ------      ------
Net cash used in investing activities                      (109.7)     (143.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                              16.2        --
  Borrowings of long-term debt                              249.3        --
  Repayment of long-term debt                               (82.0)       --
  Loan to ESOP                                              (50.0)       --
  Net cash (paid to) received from 3M                      (155.9)        8.0
                                                           ------      ------
Net cash (used in) provided by financing activities         (22.4)        8.0

Effect of exchange rate changes on cash                      (6.0)        9.0
                                                           ------      ------

Net change in cash and equivalents                          126.8        --
Cash and equivalents - beginning of period                   --          --
                                                           ------      ------
Cash and equivalents - end of period                       $126.8      $ --
                                                           ======      ======



SUPPLEMENTAL NON-CASH DISCLOSURE
Pursuant to the spin-off on July 1, 1996, certain assets and liabilities with a net value of $6.2 million were retained by 3M, primarily related to certain deferred tax assets of $26.9 million and severance obligations of $23.9 million.


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                  IMATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  FINANCIAL STATEMENTS

On June 18, 1996, the Board of Directors of Minnesota Mining and Manufacturing Company ("3M") approved the spin-off of Imation Corp., a Delaware corporation (the "Company"), which is comprised of substantially all of the businesses previously operated within 3M's data storage and imaging systems groups. To effectuate the transaction, the Board of Directors of 3M declared a dividend payable to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock, par value $0.01 per share (the "Common Stock") for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996, all of the outstanding shares of Common Stock were distributed to 3M stockholders (the "Distribution"). 3M and the Company have entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise. Descriptions of the various agreements are set forth under the caption "Relationships Between 3M and the Company After the Distribution" contained in the Company's Information Statement in the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 21, 1996.

The consolidated financial statements for periods prior to July 1, 1996 reflect the assets, liabilities, revenues, and expenses that were directly related to the Company as it was operated within 3M. In cases involving assets and liabilities not specifically identifiable to any particular business of 3M, only those assets and liabilities actually transferred to the Company in the Distribution were included in the Company's balance sheets prior to July 1, 1996. Regardless of the allocation of these assets and liabilities, however, the Company's consolidated statements of operations for periods prior to July 1, 1996 include all of the related costs of doing business including an allocation of certain general corporate expenses of 3M which were not directly related to these businesses, including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. Management believes these allocations were made on a reasonable basis. All material inter-company transactions and balances between the Company's businesses have been eliminated. The financial information included herein for periods prior to July 1, 1996 may not necessarily be indicative of the financial position, results of operations or cash flows of the Company in the future or what the financial position, results of operations or cash flows would have been if the Company had been a separate, independent company during the periods presented.

As of July 1, 1996, the effective date of the Distribution, the transfer of certain non-U.S. operations were pending subject to receipt of consents or approvals or satisfaction of other applicable foreign requirements. The Company is in the process of obtaining these consents and approvals and making the appropriate governmental filings and expects to finalize these foreign transfers in due course. The Company's consolidated financial statements reflect the consummation of all such transactions. The Company and 3M have entered into an agreement that allows for the businesses not yet transferred to continue to operate and for the Company to realize any income or losses generated from such businesses following the effective date of the Distribution. The Company believes that the delay in consummating these transfers will have no material impact on the Company's consolidated financial position or results of operations.

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments, except for the restructuring and other one-time charges recorded in 1996, consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. This Form 10-Q should be read in conjunction with the Company's historical financial statements and notes included in its Form 10 Registration Statement filed with the Securities and Exchange Commission on June 21, 1996.

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

The Company has recorded one-time pre-tax charges of approximately $240 million based upon the timing criteria required for the recognition of restructuring charges or upon incurrence for other one-time charges. The Company recorded $166 million of these charges in its 1995 consolidated statement of operations primarily for the write-down of assets associated with its manufacturing rationalization programs. In the first and second quarters of 1996, the Company recorded $53.9 million of restructuring charges related primarily to employee separation programs and $22.5 million of one-time charges associated with start-up activities. No additional restructuring or one-time charges were recorded in the third quarter of 1996. Substantially all of the restructuring charges have either been utilized by the Company or retained by 3M pursuant to the spin-off.

3.  FINANCING ARRANGEMENT

On July 1, 1996, the Company entered into a $350 million revolving credit facility with a syndicate of banks which expires on June 30, 2001. There is no collateral required and no principal amortization prior to expiration of the facility. Borrowings under the facility are to be used for working capital needs and other general corporate purposes. Borrowings under the credit facility bear interest based on the London interbank offered rate (LIBOR) or the administrative agent bank's base rate, plus an applicable margin based on the Company's interest coverage ratio. The agreement contains financial covenants that include a maximum debt to capital ratio, a minimum interest coverage ratio, and a minimum consolidated tangible net worth. As of September 30, 1996, the Company had a principal balance of $163 million outstanding under the credit facility. In addition, the Company had various borrowing arrangements in its international locations with a total balance outstanding as of September 30, 1996 of $20.5 million.

4.  SUBSEQUENT EVENT

Effective October 11, 1996, the Company acquired Luminous Corporation, a developer and marketer of desktop software to the prepress, print production, printing, and graphic arts industries. The acquisition was accounted for by the purchase method with consideration being paid in the form of cash and common stock of the Company. In the fourth quarter of 1996, the Company will recognize a non-deductible charge of approximately $12 million for the write-off of the purchase price allocated to in-process research and development. Exclusive of the research and development charge, it is expected that this acquisition will not have a significant impact on the Company's operating results in 1996.

                                 *****

Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.


                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of September 30, 1996, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated March 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ COOPERS & LYBRAND L.L.P.

                               COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
October 30, 1996



                             IMATION CORP.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

On June 18, 1996, the Board of Directors of Minnesota Mining and Manufacturing Company ("3M") approved the spin-off of Imation Corp., a Delaware corporation (the "Company"), which is comprised of substantially all of the businesses previously operated within 3M's data storage and imaging systems groups. To effectuate the transaction, the Board of Directors of 3M declared a dividend payable to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock, par value $0.01 per share (the "Common Stock") for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996, all of the outstanding shares of Common Stock were distributed to 3M stockholders (the "Distribution"). Following the Distribution, the Company began operations as an independent, publicly held company. Prior to July 1, 1996, the financial statements reflect the results of operations, financial position and cash flows of the businesses transferred to the Company from 3M as they operated within 3M. As a result, the financial statements of the Company prior to July 1, 1996 have been carved out from the financial statements of 3M using the historical results of operations and historical basis of the assets and liabilities of such businesses. The Company's statements of operations prior to July 1, 1996 include all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and include an allocation of certain general corporate expenses of 3M which were not directly related to these businesses including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. Management believes these allocations were made on a reasonable basis.

As of July 1, 1996, the effective date of the Distribution, the transfer of certain non-U.S. operations were pending subject to receipt of consents or approvals or satisfaction of other applicable foreign requirements. The Company is in the process of obtaining these consents and approvals and making the appropriate governmental filings and expects to finalize these foreign transfers in due course. The Company's consolidated financial statements reflect the consummation of all such transactions. The Company and 3M have entered into an agreement that allows for the businesses not yet transferred to continue to operate and for the Company to realize any income or losses generated from such businesses following the effective date of the Distribution. The Company believes that the delay in consummating these transfers will have no material impact on the Company's consolidated financial position or results of operations.

The financial information for periods prior to July 1, 1996 included herein, however, may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, independent company during the periods presented.

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

The Company has recorded one-time pre-tax charges of approximately $240 million based upon the timing criteria required for the recognition of restructuring charges or upon incurrence for other one-time charges. The Company recorded $166 million of these charges in its 1995 statement of operations, primarily for the write-down of assets associated with its manufacturing rationalization programs. The remainder, primarily related to employee separations for direct employees of the Company and one-time charges associated with start-up activities, has been recorded in the first six months of 1996. No additional restructuring or one-time charges were recorded in the third quarter of 1996.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

The following table displays the components of the Company's consolidated statements of operations as a percentage of total revenues.

                                         Three Months Ended
                                            September 30,
                                        --------------------
                                         1996          1995
                                        ------        ------

Net revenues                            100.0%        100.0%
Cost of goods sold                       64.8%         66.7%
                                        -----         -----
  Gross profit                           35.2%         33.3%

Operating expenses:
  Selling, general
   and administrative                    23.9%         23.6%
  Research and development                6.9%          9.9%
                                        -----         -----
    Total                                30.8%         33.5%

Operating income (loss)                   4.4%         (0.2%)

Interest expense and other                0.5%          0.8%
                                        -----         -----

Income (loss) before tax
 & minority interest                      3.9%         (1.0%)

Income tax provision (benefit)            1.8%         (0.4%)

Minority interest                         -            (0.3%)
                                        -----         -----

Net income (loss)                         2.1%         (0.3%)
                                        =====         =====


Net revenues for the third quarter of 1996 were $559.3 million, an increase of $13.1 million or 2.4 percent from the same period in 1995. This represented the first quarter over quarter increase in revenues in the last eleven quarters. Volume increases of 8.8 percent were offset by price declines of 5.1 percent and the negative effect of changes in currency exchange rates of 1.3 percent. Volume growth was at the highest rate of increase in the past two years and was primarily due to newly introduced products (principally DryView(TM) laser imagers and Travan(TM) data cartridges).

Net revenues in the United States increased 1.5 percent with volume increases of
4.8 percent partially offset by pricing declines of 3.3 percent. Internationally, net revenues increased 3.3 percent. Volume increases of 13.2 percent were partially offset by price declines of 7.1 percent and a 2.8 percent negative effect of changes in currency exchange rates. International revenues accounted for 47.4 percent of third quarter 1996 revenues, up from 46.9 percent of total revenues for third quarter 1995.

Gross profit in the third quarter of 1996 was $196.6 million or 35.2 percent of revenues, an increase of 1.9 percentage points from the third quarter of 1995. This increase is due to lower employee headcount, increased volume and lower raw material costs driven by better utilization and lower prices, partially offset by negative pricing pressure, foreign currency impacts and a negative impact from the sale of the Company's Sulmona, Italy facility.

Selling, general and administrative expenses were $133.5 million or 23.9 percent of revenues, up 0.3 percentage points from the same period in 1995. Cost savings from reduced sales related costs, reduced employee headcount and the benefit realized from establishing a lower overhead cost structure were more than offset by start-up costs of $19.3 million related to supply chain development and identity development which are expected to continue through 1997. See additional discussion in "Future Outlook".

Research and development costs totaled $38.6 million or 6.9 percent of revenues in the third quarter of 1996, down $15.3 million or 3.0 percentage points from the same period in 1995. This decrease is due to the implementation of a more efficient research and development cost structure including consolidation of laboratories from fourteen to seven, and higher than normal spending in 1995 reflecting investments made in a number of the Company's new products which came to market during 1995 and early 1996. See additional discussion in "Future Outlook".

Operating income for the third quarter of 1996 was $24.5 million, or 4.4 percent of net revenues. This represents a $25.8 million increase from the $1.3 million operating loss in the same period in 1995.

Third quarter non-operating expense was $2.5 million, down $1.8 million from the same quarter last year. This decrease was due to an increase in other income of $1.2 million, primarily interest income and currency transaction gains, and to lower interest expense due to lower average debt outstanding and a lower effective interest rate. Interest expense prior to July 1, 1996 was based on an assumed $250 million in outstanding debt and 3M's effective interest rate during the period. The allocation of interest expense for periods prior to July 1, 1996 is more fully discussed in Note 6 of the Notes to Historical Financial Statements included in the Company's Form 10 Registration Statement.

The Company's effective tax rate was 46.4 percent compared to 42.3 percent in the third quarter of 1995. This increase is due to higher effective rates in certain international tax jurisdictions.

Net income in the third quarter of 1996 was $11.8 million, or $.29 per share. This represents an improvement of $13.6 million or $0.33 per share from the same period in 1995.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

The following table sets forth the Company's consolidated statements of operations, restructuring and other one-time charges and the resulting adjusted balances for the nine month period ended September 30, 1996 with comparative balances for the nine month period ended September 30, 1995. The adjusted balances are also presented as a percentage of revenues as are the results for the comparable period of 1995.

                      (In Millions Except per Share Data)

                         Nine Months Ended September 30,           Percent of Revenues
                    ---------------------------------------------  -------------------
                       1996       One-Time      1996                  1996
                    Historical     Charges    Adjusted     1995     Adjusted     1995
                    ----------    --------    --------   --------   --------    -----
Net revenues         $1,696.6      $  -       $1,696.6   $1,687.9    100.0%     100.0%
Cost of goods sold    1,105.0        (7.9)     1,097.1    1,099.1     64.7%      65.1%
                     --------      ------     --------   --------    -----      -----
  Gross profit          591.6         7.9        599.5      588.8     35.3%      34.9%

Operating expenses:
  Selling, general
   and administrative   423.4       (14.6)       408.8      405.6     24.1%      24.0%
  R&D                   132.1         -          132.1      168.2      7.7%      10.0%
  Restructuring chgs     53.9       (53.9)         -          -        -          -
                     --------      ------     --------   --------    -----      -----
    Total               609.4       (68.5)       540.9      573.8     31.8%      34.0%

Oper. Income (loss)     (17.8)       76.4         58.6       15.0      3.5%       0.9%

Int. exp. and other       7.9         -            7.9       14.2      0.5%       0.9%
                     --------      ------     --------   --------    -----      -----

Income (loss) before tax
 & minority interest    (25.7)       76.4         50.7        0.8      3.0%       0.0%

Income taxes             (5.4)       27.8         22.4        0.3      1.3%       0.0%

Minority interest        (0.4)        -           (0.4)      (2.0)     0.0%      (0.1%)
                     --------      ------     --------   --------    -----      -----

Net income (loss)    $  (19.9)     $ 48.6     $   28.7   $    2.5      1.7%       0.1%
                     ========      ======     ========   ========    =====      =====

Earnings (loss)
  per share          $  (0.48)     $ 1.17     $   0.69   $   0.06
                     ========      =======    ========   ========



On a year-to-date basis, net revenues totaled $1,696.6 million, an increase of $8.7 million or 0.5 percent from the same period in 1995. Volume increases of
7.2 percent were offset by price declines of 5.2 percent and 1.5 percent from the negative effect of changes in currency exchange rates. Volume increases were driven primarily by newly introduced products (principally DryView(TM) laser imagers and Travan(TM) data cartridges).

Net revenues in the United States increased 1.9 percent with volume increases of
5.5 percent partially offset by pricing declines of 3.6 percent. Internationally, net revenues decreased 0.8 percent. Volume increases of 8.9 percent were more than offset by price declines of 6.8 percent and a 2.9 percent negative effect of changes in currency exchange rates. International revenues accounted for 49.3% of total revenues compared with 50.0% in the same period in 1995.

Gross profit for the first nine months of 1996 was $591.6 million. This includes special one-time charges of $7.9 million related to the write off of certain packaging materials in connection with the Distribution. Excluding these charges, gross profit would have been $599.5 million or 35.3 percent of revenues, an increase of 0.4 percentage points from the first nine months of 1995. This increase was primarily due to productivity improvements, volume increases and lower raw material costs driven by better utilization and lower prices, partially offset by lower selling prices and negative impact of changes in currency exchange rates.

Selling, general and administrative expenses were $423.4 million. Excluding special one-time charges of $14.6 million related to the spin-off, selling, general and administrative expenses would have been $408.8 million or 24.1 percent of revenues, an increase of 0.1 percentage points from the same period in 1995. Reduced sales related costs, reduced employee headcount and the benefit realized from establishing a lower overhead cost structure were more than offset by start-up costs of $32.0 million related to supply chain development and identity development which are expected to continue through 1997. See additional discussion in "Future Outlook".

Research and development costs totaled $132.1 million or 7.7 percent of revenues in the first nine months of 1996, down $36.1 million or 2.3 percentage points from the same period in 1995. This decrease is due to the implementation of a more efficient research and development cost structure including consolidation of laboratories from fourteen to seven, and higher than normal spending in 1995 reflecting investments made in a number of the Company's new products which came to market during 1995 and early 1996. See additional discussion in "Future Outlook".

The Company recorded restructuring charges of $53.9 million in the first nine months of 1996. These charges primarily relate to employee separation programs. See additional discussion in "Strategic Reorganization".

The operating loss for the first nine months of 1996 was $17.8 million. Excluding restructuring charges of $53.9 million and special one-time charges of $22.5 million, the Company would have had operating income of $58.6 million or
3.5 percent of revenues. This represents a $43.6 million increase from operating income in the same period in 1995 which totaled $15.0 million.

Non-operating expense for the first nine months of 1996 was $7.9 million, down $6.3 million from the same period last year. This decrease was due to an increase in other income of $3.0 million, primarily related to investment gains prior to the Distribution and interest income, and to lower interest expense due to a lower effective interest rate. Interest expense prior to July 1, 1996 was based on an assumed $250 million in outstanding debt and 3M's effective interest rate during the period. The allocation of interest expense prior to July 1, 1996 is more fully discussed in Note 6 of the Notes to Historical Financial Statements in the Company's Form 10 Registration Statement.

The Company's effective tax rate was 21.0 percent. Excluding restructuring and special one-time charges, the Company's effective tax rate was 44.2 percent, up slightly from the same period of 1995.

Net loss year-to-date 1996 was $19.9 million. Excluding restructuring and special one-time charges, net income would have been $28.7 million resulting in earnings per share of $0.69. This represents an improvement of $26.2 million or $0.63 per share from the same period in 1995.

FINANCIAL POSITION

The Company had 3.0 months of inventory on hand at September 30, 1996, down from
3.4 months at December 31, 1995. Months in inventory have decreased due to better management of inventories as part of the supply chain development. The accounts receivable days sales outstanding was 78 days at September 30, 1996, unchanged from December 31, 1995.

The book value of property, plant and equipment at September 30, 1996 was $474.1, a decrease of $39.1 million from $513.2 million at December 31, 1995. This decrease is primarily due to lower capital spending and the sale of the Company's Sulmona, Italy facility. The decrease from December 31, 1995 in other assets of $41.0 million was more than offset by the increase in other current assets of $60.9 million primarily due to changes in deferred tax assets as more of the temporary differences related to current items.

Accounts payable at September 30, 1996 increased $66.9 million from December 31, 1995. This increase is driven by certain spin-off transactions that were not finalized prior to the end of the third quarter and payables to 3M for products and transitional services that were previously eliminated intercompany transactions. Other current liabilities increased $49.3 million from $125.9 million at December 31, 1995 to $175.2 million at September 30, 1996. This increase was driven by accruals for the special one-time charges and accruals for identity development and supply chain development costs.

LIQUIDITY

Prior to July 1, 1996, cash and equivalents and debt were not allocated to the Company from 3M since 3M uses a centralized approach to cash management and the financing of its operations. The Company's financing requirements prior to July 1, 1996 are represented by cash transactions with 3M and are reflected in "Net cash (paid to) received from 3M" in the statements of cash flows. This financial support was discontinued following the Distribution.

Cash provided by operating activities was $264.9 million during the nine months ended September 30, 1996, compared to $126.0 million during the same period in 1995. The major non-cash items were depreciation which was $137.7 million compared to $141.5 million during the first nine months of 1995 and restructuring and other one-time charges of $76.4 million during the nine months ended September 30, 1996. Working capital provided $88.1 million for the first nine months of 1996, an improvement of $113.0 million over the $24.9 million used in the comparable period of 1995. Cash provided by working capital was driven by a decrease in inventories and an increase in accounts payable. Accounts payable are expected to decrease in the fourth quarter in connection with the finalization of certain spin-off transactions.

Cash used in investing activities was $109.7 million for the first nine months of 1996 compared to $143.0 million in the comparable period of 1995. Investing activities included capital expenditures of $115.9 million for the first nine months of 1996 compared to $135.4 million during the same period of 1995. Capital expenditures were higher in the nine months ended September 30, 1995 reflecting expenditures made for additional plant capacity for a number of the Company's new products that came to market during 1995 and early 1996.

Financing activities during the first nine months of 1996 used cash of $22.4 million. Financing activities primarily related to the net borrowing of approximately $163.0 million under the Company's credit facility and subsidiary borrowings of $20.5 million primarily from banks outside the United States. Borrowings were principally used to pay 3M for certain overseas assets in connection with the Distribution, to repay certain intercompany indebtedness assumed by the Company in connection with the Distribution, and to fund a portion of the Company's ESOP.

The Company expects its operations, exclusive of contemplated borrowings, to generate sufficient funds to meet the Company's operating needs for the next twelve months, including anticipated capital expenditures. At September 30, 1996, the Company's ratio of total debt to total capital is 17%.

FUTURE OUTLOOK

The Company's overall financial goal is to improve economic profit (which is measured as operating income after taxes in excess of the Company's cost of capital) by $150 million by the end of 1998. This goal is based on anticipated cost reductions, modest revenue growth and improved asset management resulting from the implementation of the Company's business strategy. The Company anticipates total cost savings (net of start-up expenses) during the three year period 1996-1998 of $90 million after taxes; or, $150 million on a pre-tax basis.

Through the first three quarters of 1996, the Company's economic profit improved by $45 million. This improvement is driven by cost reductions, increased revenues and better management of operating capital due to the implementation of the Company's reorganization plan as well as other management actions.

The Company continues to implement its reorganization plan including the closure or consolidation of five factory locations, the consolidation of laboratories from fourteen to seven and a reduction in the number of employees of more than 20%.

As of September 30, 1996, the Company's headcount was 9,400, down from 9,700 it began with on July 1, 1996 and down from the 12,000 reported at March 31, 1996. The third quarter reduction reflects the continued impact of previously announced voluntary separation plans. The reduction from the level reported at March 31, 1996 reflects the aforementioned separation plans as well as the retention by 3M of staff services positions which had been allocated to the Company as part of 3M. In the near term, the majority of the costs related to the staff services support provided by these employees will continue to be incurred by the Company through transition support services agreements with 3M. The Company believes its current staffing levels are appropriate for the near term.

The third quarter net benefit from establishing a lower cost overhead structure was approximately $14 million. This benefit was offset by the additional expenses incurred by the Company to establish itself as an independent public company. The Company expects to continue to incur these start-up costs through 1997 with the full benefit of the lower cost overhead structure being realized in 1998.

Also in the third quarter, the Company announced the acquisition of Luminous Corporation, a pre-press software solutions company. In the fourth quarter of 1996, the Company will recognize a non-deductible charge of approximately $12 million for the write-off of the purchase price allocated to in-process research and development. Exclusive of the research and development charge, it is expected that this acquisition will not have a significant impact on operating results in 1996.

FORWARD-LOOKING STATEMENTS

Certain information, other than the historical information, discussed in this Report, may constitute forward-looking statements for the purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to various factors which could cause actual results in the future to differ materially from these statements. Such factors include, but are not limited to, customer acceptance of the Company's new product platforms, competitive pricing pressures on the Company's products, technological developments in the markets served by the Company, the Company's ability to establish its operations as an independent company, and the various factors set forth under the caption "Special Factors" contained in the Company's Information Statement included in the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 21, 1996 in connection with the Distribution.



                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

The Company, in the ordinary course of its business, is the subject of various pending or threatened legal actions. Although it is impossible to predict the outcome of any legal proceeding and the Company therefore cannot estimate the ultimate liability, if any, relating to these various proceedings, the Company believes that any ultimate liability arising from these actions should not have a material adverse effect on the financial position of the Company.

Items 2-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following documents are filed as exhibits to this Report.

                   (3.1)  Amended By-Laws.

                  (10.1) Form of Indemnity Agreement between Imation Corp and each of its directors.

                    (11) A statement regarding the computation of per share earnings.

                    (15) An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

                    (27)  Financial data schedule (EDGAR filing only).

       (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Imation Corp.
                                                (REGISTRANT)



Date:  November 13, 1996            By:  /s/ Jill D. Burchill
                                         ----------------------------
                                         Jill D. Burchill
                                         Chief Financial Officer



                             EXHIBIT INDEX


Exhibit
Number                           Description
------                           -----------

 3.1     Amended By-Laws

10.1 Form of Indemnity Agreement between Imation Corp. and each of its directors.

11       A statement regarding the computation of per share earnings.

15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

27       Financial data schedule (EDGAR filing only).