Form 10-K
period 1996-12-31
IMATION CORP
filed 1997-03-31
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO________

                         COMMISSION FILE NUMBER: 1-14310

                                  IMATION CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     41-1838504
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            1 IMATION PLACE                                55128
           OAKDALE, MINNESOTA                            (Zip Code)
 (Address of principal executive offices)

                                 (612) 704-4000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
    Title of each class                              on which registered
-------------------------------             ------------------------------------
Common Stock, $.01 per share                   New York Stock Exchange, Inc.;
                                            Chicago Stock Exchange, Incorporated
Preferred Stock Purchase Rights                New York Stock Exchange, Inc.;
                                            Chicago Stock Exchange, Incorporated

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock of Imation Corp. held by nonaffiliates of the Registrant, based on the closing price of $26.625 as reported on the New York Stock Exchange on February 28, 1997: $1,134 million.

         The number of shares outstanding of the Registrant's common stock on February 28, 1997 was 42,627,470.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV, and portions of Registrant's Proxy Statement for Registrant's 1997 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION
         Imation Corp. (together with its subsidiaries, "Imation" or the "Company") was incorporated as a Delaware corporation in March 1996. The Company's principal executive offices are located at 1 Imation Place, Oakdale, Minnesota 55128 (telephone number (612) 704-4000). Prior to July 1, 1996, Minnesota Mining and Manufacturing Company ("3M") operated the Company's business through various divisions and subsidiaries.

         The Company was formed as a result of the decision by 3M to spin-off a separate company comprised of substantially all of the businesses previously operated within 3M's data storage and imaging systems groups (the "Transferred Businesses"). To effectuate the transaction, on June 18, 1996, the Board of Directors of 3M declared a dividend payable to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock, par value $0.01 per share (the "Common Stock") for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996 (the "Distribution Date"), all of the outstanding shares of Common Stock were distributed to 3M stockholders (the "Distribution"). In connection with the Distribution, 3M and the Company entered into various agreements to facilitate the transition of the Company to an independent business enterprise. See "Relationship Between 3M and the Company." As used herein, references to the "Company" or "Imation" include the historical operating results and activities of the business and operations which comprise the Company today.

BUSINESS DESCRIPTION
         The Company develops, manufactures and markets a wide variety of products and services worldwide for the information processing industry, specializing in data storage and imaging applications. The Company's products, which number in excess of 10,000, are used to capture, process, store, reproduce and distribute information and images in a wide range of information-intensive markets, including enterprise computing, network servers, personal computing, graphic arts, medical imaging, photographic imaging, and commercial and consumer markets. Approximately 57% of the Company's revenues in 1996 were derived from products and services utilizing digital technologies. In addition, a number of the Company's products are market leaders in the conventional/analog processes for recording, manipulation and storage of data and images. While these established products generate a substantial portion of the Company's revenues today, the Company is expanding its opportunities to serve the growing needs of its customers to create, process, manipulate, store, reproduce and distribute increasing amounts of information and images through the use of digital technologies. The Company intends to leverage its existing market positions to increase the use of its products and services as well as to expand its opportunities in the information processing industry by developing more complete workflow solutions based on digital technologies.

         The Company operates in a single industry segment, the information processing industry, supplying products and services to meet the information processing needs for a variety of customer applications. Below are the product and service revenues by class of similar products or services for each of the years ended December 31.


                                                                  1996        1995         1994
                                                                  ----        ----         ----
                                                                              (MILLIONS)
         REVENUE BY CLASSES OF SIMILAR PRODUCTS OR SERVICES
         Data Storage Products                                  $    923.0   $    930.7   $    935.4
         Printing and Publishing Systems                             529.9        542.2        566.0
         Medical Imaging Systems and Photo Color Products            673.2        608.1        589.1
         Other                                                       152.1        164.6        190.0
                                                                  --------     --------     --------
              Total                                             $  2,278.2   $  2,245.6   $  2,280.5
                                                                  --------     --------     --------

The Company does business in more than 60 countries and nearly half of the Company's revenues are derived internationally. Expectations are for this percentage to grow over time. The Company reports its operating results in three geographic areas--United States, Europe/Middle East/Africa, and Latin America/Asia/Canada. Financial information by geographic area can be found in
Note 10 to the Company's Consolidated Financial Statements appearing on page 53 of the Company's 1996 Annual Report to Shareholders.



Data Storage Products
         The Company is the world's largest supplier and developer of branded removable data storage media, in both magnetic and optical formats. The Company also is a supplier of CD-ROM and laser disc replication and software services provided to software developers. The Company's products include:

         * Data cartridge and Travan(TM) cartridge products used for backup of data from hard disk storage systems and for applications in which large volumes of information do not need to be retrieved on a frequent basis. Travan cartridges more than double the storage capacity of the prior mini-cartridge. Used primarily on desktop personal computer systems, local area networks and workstation computer systems, the Travan cartridges make up a family of innovative products that were introduced in 1995 through the joint efforts of 3M, Hewlett Packard Company and a group of drive manufacturers. The Company maintains relationships with these and other companies regarding the production and joint marketing of compatible drives and cartridge storage media and the development of future versions of the technology.

         * Computer cartridge tapes used for near-line data storage and retrieval, mass storage and archival storage of data. Large cartridge tapes are used primarily on enterprise computer systems and in data library systems that store very large volumes of data. The smaller 4 mm and 8 mm cartridges are used primarily in workstations and mid-size computer systems and networks for backup and other data storage applications.

         * Diskettes (3.5 inch, 5.25 inch and 8 inch) used for personal file storage, for backup and for exchange of data. Diskettes are used primarily in desktop and notebook personal computer systems, and also in workstations, word processors and computer control equipment. In April 1996, the Company released the LS-120 diskette, a "next generation" 3.5-inch diskette with a formatted capacity of 120 MB. The LS-120 diskette provides more than 80 times the storage capacity of a standard diskette, and is read/write backward-compatible with the installed base of more than 5 billion 1.44 MB and 720 KB DOS-formatted diskettes. The LS-120 technology was originally developed as part of the Laser Servo 120 MB program in which the Company, Compaq Computer Corporation and MKE are co-developers. In late 1996 and early 1997, drive manufacturers MKE and Mitsubishi Electric Corp. announced that their production facilities are capable of producing LS-120 drives in high volumes, and OR Technology announced a strategic alliance with Kaifa Group, one of the largest computer component manufacturers in China, to mass produce an ultra slim-line LS-120 drive for notebook computers in 1997. Several leading PC original equipment manufacturers, including Compaq Computer Corporation and two European companies, Siemens Nixdorf Information Systems AG and Fujitsu ICL Computers, Ltd., have announced plans to integrate LS-120 drives into certain of their PC lines.

         * Rewritable optical disks including magneto-optical (90mm and 130mm), phase change disks (PD) and CD recordable disks used for the storage of data and images on personal computers, workstations and local area networks. These disks are also used in library systems for multi-user/client server computer installations.

         * Laserdiscs, CD-ROM and DVD-ROM products produced on a made-to-order basis and used for the distribution of data and software to the personal computer and mid-range markets. The Company recently announced it will begin offering full DVD-ROM manufacturing, mastering, replication, packaging and fulfillment services from the Company's Menomonie, Wisconsin facility beginning in late 1997. DVD is a high-density, next generation compact disc, identical in size and appearance to current CDs.

Printing and Publishing Systems
         The Company manufactures and markets products and provides service and technical support for the printing, publishing and graphic arts markets. Products include conventional color proofing systems, digital color proofing systems and software, pre-press software (Luminous), laser films and image setting materials, metal printing plates, graphic arts films, photographic chemicals and miscellaneous supplies. The Company also markets carbonless paper products, such as multi-part business forms. The Company has strong leadership positions in certain product areas, including the Matchprint(TM) color proofing system, an industry standard for more than 20 years. More recently, the Rainbow(TM) color proofing system, which provides color proofs from digital data before a job is put on a printing press, also has established a leadership role, winning both industry awards and acceptance as the digital proofer of choice among many graphic arts professionals. The Company offers a two-page digital proofing system (the Rainbow(TM) model 2730 digital proofer) and will be introducing later in 1997 a two-page digital proofer for professional applications (the Rainbow(TM) model 2740 digital proofer). The Company has also announced it will expand its line of Rainbow(TM) color proofers with a new four-page (A2 size) ink jet digital proofing solution for users who require large format, contract quality proofs. The new Rainbow(TM) model 4700 proofer is expected to be available during the second quarter of 1997. In addition, in 1996 the Company announced the development of two new Viking(TM) metal laser plates and a third infrared thermal plate, which were designed for computer-to-plate printing technology. The Company began shipping the two new Viking(TM) laser plates in December 1996 and expects to introduce the third plate in the third quarter of 1997.

         In October 1996, the Company acquired Luminous Corporation of Seattle, Washington, a developer and marketer of desktop software for the prepress, print production, printing and graphic arts industries. Luminous' portfolio of desktop prepress software products strengthens the Company's existing digital capabilities through its Rainbow(TM) digital color proofing systems and Color Locking Software. As an increasing number of commercial printing operations are moving their production processes to the desktop and are expanding their use of color and networked computing, the need for integrated digital workflow solutions is dramatically increasing. The acquisition of Luminous, combined with the Company's expertise in digital proofing, color science and high-capacity digital storage, expands the Company's leadership in prepress workflow software to speed development of integrated digital prepress solutions.

         In addition to expanding its offerings of digital workflow solutions, the Company intends to continue to develop its conventional product lines. In 1996, the Company announced plans to leverage its proprietary dry film technology in the medical imaging industry to develop a proprietary new dry imagesetting film for the printing industry. The dry imagesetting film will be used in a new family of dry film imagesetters being developed by systems developers including Scitex Corporation Ltd., ECRM Incorporated and Ultre Division of Linotype-Hell Company, and is expected to be available in mid-1997. The Company also has announced it intends to introduce a new line of high-quality, medium-run "no-process" printing plates in mid 1997. The advantages to the user of both the dry imagesetting film and the "no-process" plates include reduced operating costs, increased productivity and the elimination of "wet chemistry" processing resulting in substantial benefits to the environment. During 1996, the Company also expanded its line of films and bases available for its conventional proofing systems by introducing new large format Matchprint(TM) color proofing films and bases. In November 1996, the Company announced its strategic decision to discontinue manufacturing 3M(TM) Onyx(TM) polyester printing plates effective June 30, 1997. The decision to exit the Onyx business was made to allow the Company to focus on strategic conventional and digital platforms and to align the Company's product mix with the Company's strategy of focusing on higher value-added products and services.

Medical Imaging Systems and Photo Color Products
         The Company develops, manufactures and markets diagnostic imaging film, film processors and imaging systems for both X-ray and electronic imaging systems. The Company's customers include major hospital network buying groups as well as individual hospitals and medical imaging centers. The Company participates in the conventional X-ray film market and is the world's leading supplier of high-quality laser imagers for producing medical diagnostic images directly from MRI, CT, ultrasound, nuclear and other electronic systems, with more than 10,000 laser imagers installed worldwide. In late 1995, the Company began shipping its proprietary line of DryView(TM) laser imagers that produce high-quality film images without using standard wet chemistry through a specially designed photothermographic process. Since no wet chemistry is involved, the DryView laser imagers represent a significant technological breakthrough and offer significant cost savings, productivity gains and environmental benefits to the health care industry. In 1996, the Company introduced a new desk-top version of the DryView laser imager, which conveniently may be located in a variety of settings. As of December 31, 1996, the Company had shipped more than 1,500 units of its DryView laser imaging systems. Through an alliance with Cemax-Icon, hardware and software solutions are provided to clients that help them manage, distribute and archive their medical images. Under the alliance, the Company sells its DryView products and other medical imaging equipment and Cemax-Icon redistributes such products on an integrated basis with its own software products.

         The Company is one of the world's leading suppliers of private label film for the amateur photography retail market. The Company's primary geographic markets for color photographic film are the United States and Europe, which represents approximately 70% of the global demand for film. The Company manufactures a complete line of print and slide films which fit in standard 35mm, 110, and 126 cameras used by consumers globally. The Company also manufactures single use cameras which are sold preloaded with the Company's ISO 400 speed film. Single-use cameras represent a high growth segment of the consumer film market. The Company's color print film can be found in more than 125 private label brands, as well as 3M's Scotch(TM) brand. The Company continues to use certain 3M trademarks and tradenames including the Scotch brand for a period of time following the Distribution. See "Relationship Between 3M and the Company--Intellectual Property Agreement." These products and brands are positioned as a high value, comparable quality alternative to global brands such as Kodak and Fuji.

         In 1996, the Company announced the development of a new product that allows desktop computer users to print photo-quality images on color ink jet printers. The new photographic paper for ink jet printers is believed to provide superior image quality and color reproduction, and significantly faster drying time than competitive products. The new product, which was designed for use with a variety of color ink jet printers, is expected to be available during the first half of 1997 through mass retail and photo stores.

Customer Service Technology
         The Company's team of field service technicians provides technical servicing and other post-sale technical support for equipment sold by the Company and by 3M. The Company offers 24 hour information and customer support telephone lines for the products it supports. Customers also benefit from user-friendly product documentation and training programs in a variety of languages. The Company intends to expand its technical service and support capabilities to assist customers with the installation, service, support, integration and optimization of equipment and systems offered for sale by the Company and other manufacturers.

Document Imaging
         The Company supplies office and engineering document archiving and management systems and produces and distributes black-and-white dry photographic papers and films for the industrial imaging market.

INDUSTRY BACKGROUND
         The information processing industry in which the Company operates is concerned with the creation, capture, manipulation, storage, production and distribution of information. In data storage and imaging applications in which the Company specializes, the industry has been profoundly impacted by advancements in digital technologies. Digital technologies provide much needed information processing solutions as users are required to use, manage and store more complex information in less time and with fewer resources and greater accuracy. The industry is also being profoundly impacted by the availability of new methods of transporting and accessing data through software developments, networking and the development of the World Wide Web.

         Removable data storage solutions, based on digital technologies, are used in applications across all computing platforms -- enterprise systems, network servers, desktop systems and mobile computing. International Data Corporation ("IDC") has estimated that there are over 150 million computer systems in use worldwide that use removable data storage technologies. Removable data storage technologies are used in a variety of applications including graphic imaging, video imaging, medical diagnostics, communications systems and consumer entertainment electronics. Overall, the data storage solution market is growing at a double digit rate annually, with Asia, Latin America and Eastern Europe leading this growth, although there is significant price competition. Customer demand for these solutions is multiplying at an ever increasing pace due to enhanced enabling software that increases the applications and usage rates and the developing need by customers to manipulate, store and protect even larger databases. The need for convenient digital storage solutions is also accelerating as people gain access to information of all types from many sources, including the Internet. Increasingly, end users want to download files and information for later use. As the number of Internet users grow and the variety of information increases, the demand for portable, cost-effective data storage and output media also will grow. This is true in both commercial and consumer markets.

         Imaging technologies also have been profoundly impacted by advancements in digital technologies as many users begin to convert their conventional/analog processes to proprietary digital processes to capture, create, manipulate, process, transmit and store still and moving images. Conventional/analog technologies rely upon chemical or electrical processes which capture information onto paper, film or other media by reacting to external stimuli. Digital technologies have significantly increased the amount of information that can be used, managed and stored and have reduced the need for film and chemicals in the imaging process. Many work processes in use today are hybrid systems in which users continue to use conventional materials for certain processes in their workflows while utilizing the speed of digital processing.

COMPETITION
         The Company operates in a highly competitive environment. The Company's principal competitors include large, well capitalized technology companies based in the United States, Europe and Japan. These competitors include Eastman Kodak, Fuji Photo Film, Sony, Agfa, Polaroid, Konica, KAO and Du Pont. The Company also competes in certain product markets with smaller, more specialized firms such as Polychrome, Scitex America, ADAC and Iomega. Businesses in the information processing industry compete on a variety of factors such as price, value, product quality, customer service, breadth of product line and availability of system solutions.

SALES, MARKETS AND DISTRIBUTION METHODS
         The Company's products and services are sold directly to users through the Company's field sales organizations and through numerous wholesalers, retailers, jobbers, distributors and dealers in over 60 countries. No one customer individually accounts for a material amount of the Company's total sales.

RAW MATERIALS
         The principal raw materials used by the Company are silver, polyester film and aluminum. The Company makes significant purchases of these and other materials and components used in the Company's manufacturing operations from many domestic and foreign sources. The Company has been able to obtain sufficient materials and components from sources around the world to meet its needs. 3M continues to be a major supplier to the Company of certain raw materials and intermediate products including film, specialty chemicals and abrasives, and certain contract manufacturing services, primarily equipment assembly services. See "Relationship Between 3M and the Company--Supply, Service and Contract Manufacturing Agreements."

RESEARCH AND PATENTS
         Research and product development have historically played an important role in the Company's activities. The Company has research laboratories for the improvement of its existing products and development of new products. The Company's research and development expenses were $183.1 million, $222.4 million, and $211.2 million for 1996, 1995 and 1994, respectively. The Company expects its research and development expenses, as a percent of total revenues, to remain in the 7-8% range during the next several years.

         In connection with the Distribution, the Company was granted rights, on both exclusive and non-exclusive bases, from 3M and others which enable it to continue to use the intellectual property previously utilized by the Company when it was part of 3M. See "Relationship Between 3M and the Company--Intellectual Property Agreement." The Company does not consider that its business as a whole is materially dependent upon any one patent, license or trade secret or any group of related patents, licenses or trade secrets, except with respect to those rights granted from 3M.

MANUFACTURING
         During 1996 the Company consolidated its manufacturing facilities by centralizing such operations into the United States and Italy. This consolidation was implemented in order to reduce costs and improve quality by allowing the Company to adjust its capacity to current needs and take advantage of the facilities with the most advanced quality management systems. In August 1996, the Company sold its offset printing plate production facility in Sulmona, Italy, and in connection with the sale the Company entered into a contract with the purchaser of the facility to supply the Company with Viking(TM) printing plates for the European market. The Company has also announced it will close its manufacturing facility in Rochester, New York by June 30, 1997. Costs associated with this plant closing were recorded by the Company in its 1995 and 1996 consolidated financial statements.

         The core manufacturing competencies of the Company include coating, fine chemical production for photographic film, state-of-the-art molding capabilities, hardware prototyping and unit cost reduction. These competencies, combined with the Company's research and development competencies of materials science, color management, hardcopy imaging and magnetic and optical recording, give the Company a strong technological base to take advantage of the opportunities in the evolving information processing industry.

EMPLOYEES
         In connection with the Distribution, the Company achieved significant cost reductions through changes in its corporate structure, including a more than 20 percent reduction in head count from the levels prior to the Distribution. As of December 31, 1996, the Company had approximately 9,400 employees, approximately 5,500 in the United States and 3,900 internationally. As of December 31, 1995, the Company had approximately 12,300 employees, which included both direct employees and indirect equivalent positions in staff services functions at 3M which historically provided services to the Company's businesses prior to the Distribution. Approximately 1,600 positions were reduced prior to the Distribution Date through employee separation programs and as a result of the consolidation of the Company's manufacturing operations. The separation costs associated with these reductions were recorded by the Company in its 1996 consolidated financial statements. Most of the cash requirements of the separation programs were funded by 3M. In addition, approximately 1,100 staff services equivalent positions remained with 3M. The Company continues to incur some of the costs related to the staff services support provided by these employees through a services agreement with 3M. See "Relationship Between 3M and the Company--Corporate Services Transition Agreement."

ENVIRONMENTAL MATTERS
         The Company's operations are subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at some of its current facilities. In connection with the Distribution, the Company assumed and agreed to indemnify 3M from all liabilities relating to, arising out of or resulting from (i) operations at the Company's facilities as conducted prior to the Distribution Date; (ii) the disposal of hazardous materials from the Company's facilities before the Distribution Date and at disposal sites operated by third parties ("Superfund Sites"), where such liabilities are discovered after the Distribution Date, or (iii) operations of the Company's businesses on and after the Distribution Date. 3M agreed to retain responsibility for environmental liabilities relating to former premises which may have been associated with the Company's businesses prior to the Distribution Date and known Superfund Sites associated with the Company's properties as of the Distribution Date.

         It is the Company's policy to accrue environmental remediation costs if it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. As assessments and remediations proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. The accruals for these liabilities can change due to such factors as additional information on the nature or extent of contamination, methods of remediation required, the allocated share of responsibility among other parties, if applicable, and other actions by governmental agencies or private parties. However, it is often difficult to estimate the future impact of environmental matters, including potential liabilities.

         As of December 31, 1996, the Company had reserved approximately $6 million with respect to environmental liabilities. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company's reserves. The Company believes that such additional charges, if any, will not have a material adverse effect on the financial position of the Company.

RELATIONSHIP BETWEEN 3M AND THE COMPANY
         For purposes of governing certain of the relationships between 3M and the Company following the Distribution, 3M and the Company entered into the Transfer and Distribution Agreement and various ancillary agreements to which they are parties, including those described below. Certain of these agreements have been filed as exhibits to this Form 10-K, and the following summaries are qualified in their entirety by reference to the agreements as filed.

Transfer and Distribution Agreement
         3M and the Company have entered into the Transfer and Distribution Agreement, which provides for, among other things, the principal corporate transactions required to effect the Distribution, the transfer to the Company of the Transferred Businesses, the division between 3M and the Company of certain liabilities and certain other agreements governing the relationship between 3M and the Company following the Distribution.

Tax Sharing and Indemnification Agreement
         3M and the Company entered into a Tax Sharing and Indemnification Agreement (the "Tax Sharing Agreement"), providing for their respective obligations concerning various tax liabilities. The Tax Sharing Agreement provides that 3M shall pay, and indemnify the Company if necessary, with respect to all federal, state, local and foreign income taxes relating to the Transferred Businesses for any taxable period ending on or before the Distribution Date except that the Company shall indemnify 3M for any income taxes arising out of the failure of the Distribution or any of the transactions related to it to qualify as tax free as a result of certain actions taken by the Company or any of its subsidiaries. Prior to the Distribution, 3M received a ruling from the Internal Revenue Service that 3M shareholders who received shares of the Company's common stock in connection with the Distribution would not recognize income, gain or loss upon receipt of such shares, except in connection with any cash received in lieu of fractional shares. 3M also generally agreed to pay all other taxes (other than those which are imposed solely on the Company) that are payable in connection with the Distribution and the transactions related to it the liability for which arose on or before the Distribution Date. The Tax Sharing Agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

Corporate Services Transition Agreement
         3M and the Company entered into a Corporate Services Transition Agreement (the "Corporate Services Agreement") pursuant to which 3M agreed to provide to the Company certain services, including engineering and environmental services, logistics and information technology services, financial services, human resources administration services and tax, insurance, treasury, and employee benefits administration, which 3M historically provided to the Transferred Businesses prior to the Distribution Date. The length of time that 3M will provide such services and the amount that the Company will pay for such services varies based on the type of service. Generally, no services are expected to be provided beyond two years following the Distribution Date, and after such time the Company expects to provide such services on its own behalf. The Corporate Services Agreement is terminable by each party upon 90 days notice, provided that 3M is not permitted to terminate certain specified services, which the parties have determined will require a longer period to replace. The costs associated with the services provided by 3M are either a fixed dollar amount based on the estimated cost of the services provided, or an amount determined pursuant to a formula based on the services actually provided. Any services required by the Company beyond the first year will be based on costs incurred plus an 8% mark-up. Certain foreign subsidiaries of the Company and 3M entered into corporate services agreements pursuant to which 3M agreed to provide to such subsidiaries services similar to those being provided to the Company pursuant to the Corporate Services Agreement. The cost of all such services supplied by 3M to the Company during the last six months of 1996 totaled approximately $51 million.

Environmental Matters Agreement
         3M and the Company entered into an Environmental Matters Agreement (the "Environmental Matters Agreement") providing for their respective obligations concerning environmental liabilities arising out of the operation of the premises of the Transferred Businesses and other environmental matters.

         Under the Environmental Matters Agreement, the Company assumed and agreed to indemnify 3M for all liabilities relating to, arising out of or resulting from (i) operations at the Company's facilities as conducted before the Distribution Date; (ii) the disposal of hazardous materials from the Company's facilities before the Distribution Date and at Superfund Sites, where such liabilities are discovered after the Distribution Date; or (iii) operations of the Transferred Businesses on and after the Distribution Date. 3M agreed to retain responsibility for environmental liabilities relating to former premises which may have been associated with the Transferred Businesses, and known Superfund sites associated with the properties of the Transferred Businesses on or before the Distribution Date.

Intellectual Property Agreement
         3M and the Company entered into an Intellectual Property Rights Agreement (the "Intellectual Property Agreement") pursuant to which 3M granted to the Company, effective as of the Distribution Date, rights to use certain intellectual property (such as patent rights, copyrights, mask work rights and proprietary information) exclusively in the fields of use in which the Transferred Businesses operated as of the Distribution Date and non-exclusively in certain other fields. In addition, 3M transferred to the Company title to certain intellectual property rights previously used by the Transferred Businesses, subject to certain rights of 3M to continue to use such intellectual property rights. The Intellectual Property Agreement further provides for cross licensing of certain future intellectual property developed during a transition period. In addition, for various transition periods specified in the Intellectual Property Agreement, the Company is granted the right to use certain 3M trademarks under a royalty-bearing license. Trademarks used only by the Transferred Businesses were assigned to the Company as of the Distribution Date.

         The Intellectual Property Agreement provides that the costs associated with the procurement and maintenance of patents and trademarks licensed to either party by the other under the Intellectual Property Agreement are the responsibility of the party owning the particular patent or trademark. However, with respect to patents, either party may designate a patent or patent application under which it is licensed by the other party to be of "common interest." The licensed party is granted certain rights to participate in decisions involving such common interest patents and patent applications, and the costs thereof are shared by the parties. The costs of enforcing licensed patents against an infringer will be borne by the party instituting the lawsuit unless the parties agree otherwise. For jointly-owned patents, enforcement costs are shared if both parties desire to participate. The licensed party's enforcement of patents requires prior approval by the party owning the patent.

         With the exception of licensed trademark rights, no royalties or fees are payable by the Company to 3M for the assignment and license of intellectual property to the Company under the Intellectual Property Agreement. With respect to licensed trademarks, the Company is required to pay a royalty, which the Company believes is reasonable, through cash payments, commitments to purchase product from 3M and/or engaging in certain other activities benefiting 3M.

         The parties have agreed to cross-license each other under certain patents and proprietary information developed by each party during the two year period following the Distribution Date. The cross-licenses are royalty-free and generally of the same scope (i.e., exclusive or non-exclusive in defined fields) as the licenses granted to and retained by the Company and 3M, respectively, under the patents and proprietary information existing at the time of the Distribution.

         The Company and 3M have entered into joint development agreements pursuant to which the parties will assist each other in the development of new products following the Distribution Date. The relationship between the parties under the agreements varies from simple purchased research to shared product development.

         3M and the Company agreed not to compete with each other in their respective businesses for a period of five years following the Distribution Date. 3M agreed that, except for ancillary activity involving an insubstantial business, it would not compete directly or indirectly in the Company's Exclusive Fields (which, as defined in the Intellectual Property Agreement, are generally the fields of business in which the Company was engaged as of the Distribution
Date). The Company agreed that, except for ancillary activity involving an insubstantial business, it would not compete, directly or indirectly in the 3M Business Fields (which, as defined in the Intellectual Property Agreement, are generally the fields of business in which 3M was engaged as of the Distribution
Date). However, this provision does not preclude the Company from indirect activity, outside of the 3M Reserved Fields (which, as defined in the Intellectual Property Agreement, are generally fields closely related to the Company's Exclusive Fields where 3M has retained exclusive rights), involving working with a third party on that party's imaging and electronic information processing needs, internal or external, as long as the activity does not benefit, in more than an ancillary way, a product or service of the third party which competes with a product or service in the 3M Business Fields.

Supply, Service and Contract Manufacturing Agreements
         3M and the Company entered into various product and service supply agreements (the "Supply Agreements") providing for the supply by 3M to the Company and by the Company to 3M, of certain products and services. Under the Supply Agreements, 3M supplies to the Company certain raw material and intermediate products including film, specialty chemicals and abrasives and provides to the Company certain contract manufacturing services, primarily equipment assembly services. Under the Supply Agreements, the Company supplies to 3M certain semi-finished products and components and provides to 3M certain contract manufacturing and other services, including converting, slitting and coating services and technical field service. The prices for products supplied by either party under the Supply Agreements are based on the cost of supplying such product plus a 5% mark-up in 1996, a 10% mark-up in 1997 and a 15% mark-up in 1998 and thereafter. The prices paid for contract manufacturing services provided by either party vary depending on the services provided but generally are based on costs incurred plus an 8% mark-up. The net cost to the Company of all such transactions between 3M and the Company totaled approximately $60 million in 1996.

Shared Facility and Lease Agreements
         3M and the Company entered into various lease agreements with respect to certain facilities (the "Shared Facility Agreements") at which 3M and the Company share space. With respect to each of these facilities, the party that is the owner (or primary tenant) of the facility leases to the other party a portion of the facility so as to enable the other party to conduct operations at such facility.

         The form of lease entered into by 3M and the Company provides for the payment of rent in an amount approximating the standard recharge rate used by the lessor with respect to internal uses of such facilities. The leases generally provide for a two year term, in some cases with an option to extend for an additional two years. The amount paid by 3M to the Company during the last six months of 1996 with respect to Shared Facility Agreements totaled approximately $400,000 and the amount paid by the Company to 3M during the same period and for the same purpose totaled approximately $9 million.

         The Company has commenced construction of an office building and research and development facilities at its headquarters site in Oakdale in order to consolidate its headquarters operations. The Company will continue to lease certain laboratory and manufacturing space from 3M following the consolidation of its headquarters operations. See "Item 2. Properties."

  CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE
                   OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         The Company and its representatives may from time to time make written or oral forward-looking statements with respect to future goals of the Company, including statements contained in this Form 10-K, the Company's other filings with the Securities and Exchange Commission and in the Company's reports to shareholders.

         The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the following:

         The Company's Ability to Establish a New Brand and Identity. Prior to the Distribution, the Transferred Businesses had the benefit of certain 3M trademarks and 3M's reputation in marketing their products. Pursuant to agreements entered into with 3M, the Company continues to have the use of certain 3M trademarks for an agreed upon period of time following the Distribution. The Company has made and continues to make significant investments in the development of the Company's identity and brand. However, there can be no assurance that the Company will be successful in this regard or that the loss of use of 3M trademarks might not have an adverse effect on the business of the Company.

         Competitive Industry Conditions. The Company operates in a highly competitive environment. The Company's competitors are both larger and smaller than the Company in terms of resources and market shares. The marketplaces in which the Company operates are generally characterized by rapid technological change, frequent new product introductions, evolution to digital business solutions, and declining prices. In these highly competitive markets, the Company's success will depend to a significant extent on its ability to continue to develop and introduce differentiated and innovative products and customer solutions successfully on a timely basis. The success of the Company's offerings is dependent on several factors including understanding customer needs, strong digital technology, differentiation from competitive offerings, market acceptance and lower costs. Although the Company believes that it can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to the Company's ability to take these steps, the actions of competitors, some of which will have greater resources than the Company, or the pace of technological changes.

         Changing Industry Environment. The information processing industry is undergoing rapid technological change. As there is a greatly expanding need to manage and store more complex information in less time, with less resources and with greater accuracy, there is an increasing emphasis in the marketplace on solutions using digital technologies. While the Company has a number of successful digital products and significant proprietary technologies, the Company's success will depend, in part, on the Company's ability to anticipate the growing uses of digital technologies. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability.

         The Company's Ability to Establish Independent Business Processes. The Company is making significant investments in establishing the Company's information technology infrastructure and in re-engineering the Company's business processes. Prior to the Distribution, these and other corporate services were provided to the Transferred Businesses by 3M. For a transition period following the Distribution, 3M is continuing to provide such services to the Company. However, during this transitional period the Company must establish its own services and support systems independent of 3M.

         International Operations and Foreign Currency. The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 49% of the Company's revenues in 1996, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, the Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates. The Company's foreign currency hedging policy attempts to mitigate some of these risks; however, these risk management activities are not comprehensive and there can be no assurance that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

         Fluctuations in Operating Results. The Company began operations as an independent public company on July 1, 1996 and therefore does not have a lengthy operating history as an independent company. The Company's businesses, as operated by 3M prior to the Distribution, experienced slight declines in total annual revenues during the three year period ending December 31, 1995. The Company's goal is to reverse this historical trend and achieve sustainable revenue growth. The Company's strategy to achieve revenue growth is to expand international penetration of current products and services in higher growth regions of the world, to expand sales of the Company's products to its existing customer base, and to develop new products and services for the information processing industry based on proprietary technologies. While the Company's revenues increased slightly in 1996 primarily as a result of sales of newly introduced product platforms, there can be no assurance that the Company will be successful in achieving sustainable revenue growth in the future. The Company's stock price may be subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

         Future Capital Requirements. Prior to the Distribution, the Transferred Businesses participated in 3M's centralized funding and cash and foreign currency management. The capital requirements of the Transferred Businesses in excess of their internally generated funds were provided by 3M. This financial support is no longer available to the Company and the Company is now responsible for obtaining its own financing. The Company believes that its credit facilities, cash flow from operations and future long- and short-term debt financings, will be sufficient to satisfy its foreseeable future working capital, capital expenditures, research and development and debt service requirements.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, together with their ages and business experience, are set forth below.

         WILLIAM T. MONAHAN, age 50, is Chairman of the Board, President and Chief Executive Officer of the Company. From June 1993 to March 1996, he was Group Vice President responsible for 3M's Electro and Communications Group, and from May 1992 to May 1993, he was Senior Managing Director of 3M Italy. From September 1989 to May 1992, he was Vice President of 3M's Data Storage Products Division.

         CAROLYN A. BATES, age 50, is the Company's General Counsel and Secretary. From 1991 to July 1, 1996, she was Assistant Chief Intellectual Property Counsel of 3M.

         STEPHEN S. BROWN, age 47, joined the Company in August 1996 as the Company's Chief Information Officer. From 1995 to August 1996 he was Vice President of Corporate Technology for Genmar Holdings, Inc. (manufacturer of recreational boats). From 1992 to 1995 he served as Executive Consultant for Diversified Information Technologies, Inc. (information technology consulting). From 1990 to 1992 Mr. Brown served as Director of Enterprise Integration & Telecommunications for The Pillsbury Company (produces food products).

         JILL D. BURCHILL, age 42, is the Company's Chief Financial Officer. From April 1995 to July 1, 1996, she was Sector Controller for 3M's Information, Imaging and Electronic Sector. From May 1993 to April 1995, she was Group Controller for 3M's Memory Technology Group, and from July 1990 to May 1993, she was Financial Manager for 3M's Audio/Video Products Division.

         DR. KRZYSZTOF K. BURHARDT, age 54, is Vice President, Technology Development for the Company. From July 1991 to July 1, 1996, he was Research and Development Vice President for 3M's Information, Imaging and Electronic Sector.

         WILMER G. DEBOER, age 52, is General Manager, Customer Support Technology and Document Imaging for the Company. From July 1993 to July 1, 1996, he was Global Field Service Director and Business Director of 3M's Document Systems Department. From April 1990 to June 1993, he was Manufacturing Director for 3M's Engineering Document Systems Division.

         DENNIS A. FARMER, age 53, is Vice President, Talent Effectiveness and Customer First Development for the Company. He previously served as Vice President, Marketing and Public Affairs for the Company. On February 1, 1997 he also became responsible for the Company's human resources. From March 1994 to July 1, 1996, he was Vice President of 3M's Data Storage Markets Division, and from May 1992 to February 1994, he was General Manager of that division. From February 1991 to January 1992, he was Sales Department Manager of 3M's Data Storage Products Division. From July 1988 to January 1991, he was Group Director, Europe, for 3M's Memory Technology Group.

         BARRY R. MELCHIOR, age 53, is Director, Corporate Engineering and Manufacturing Services for the Company. From April 1995 to July 1, 1996, he was Engineering Director of 3M's Information, Imaging and Electronic Sector. From August 1993 to April 1995, he was Engineering Manager for 3M's Tape Group, and from January 1991 to August 1993 he was Plant Manager for 3M's Traffic Control Materials Division plant in Brownwood, Texas.

         DAVID G. MELL, age 50, is Vice President, Corporate Business Processes for the Company. He was Vice President of 3M's Data Storage Tape Technology Division from May 1995 to July 1, 1996, Vice President of 3M's Data Storage Diskette and Optical Technology Division from March 1994 to April 1995, and General Manager of that division from May 1992 to February 1994. He was Department Manager of 3M's Computer Tape Technology Department, Data Storage Products Division, from September 1989 to April 1992.

         RICHARD W. NORTHROP, age 58, is Vice President in charge of the Company's European operations. He was a Managing Director of European operations for 3M's Printing Systems, Hardgoods and Electronic Businesses from January 1994 through July 1, 1996, a Managing Director of European operations for 3M's Hardgood and Electronic Businesses from January 1992 through December 1993 and a Director of 3M's Information and Imaging Divisions from January 1991 through December 1992.

         CHARLES D. OESTERLEIN, age 54, is Vice President, Operations--Printing and Publishing Systems. From 1994 to July 1, 1996, he was Vice President of 3M's Printing and Publishing Systems Division and from 1992 to 1994, he was General Manager of 3M's Audio and Video Technology Division. From 1989 to 1992, he was Department Manager of 3M's Data Storage Products Division.

         CLIFFORD T. PINDER, age 50, is Vice President, Operations--Medical Imaging Systems and Photo Products. From March 1994 to July 1, 1996, he was Vice President of 3M's Medical Imaging Systems Division, and from July 1993 to March 1994, he was Vice President of 3M's Photo Color Systems Division. From November 1991 to June 1993, he was General Manager of 3M's Photo Color Systems and from 1986 to 1990, he was Managing Director of 3M Puerto Rico.

         MICHAEL E. SHERIDAN, age 52, is Vice President, Operations--Data Storage Products. He was General Manager of Data Storage Diskette Technology Division from May 1995 to July 1, 1996, Director of Sumitomo/3M's MTG Technology and Special Projects from July 1993 to April 1995, and Group Director of 3M Europe's Memory Technologies Group from May 1990 to July 1993.

         JAMES R. STEWART, age 40, is Corporate Controller. From July 1995 to July 1, 1996, he was Group Controller for 3M's Memory Technologies Group and from March 1992 to July 1995, he was Group Controller for 3M Europe's Medical Group. From September 1989 to March 1992, he was the Financial Manager for 3M's Commercial Office Supply Division.

         DEBORAH D. WEISS, age 41, is Treasurer of the Company. From 1988 to July 1, 1996, she was Manager of 3M's Benefit Funds Investment.

         DAVID H. WENCK, age 53, is Vice President in charge of the Company's international operations. From May 1995 to July 1, 1996, he was General Manager of 3M's Data Storage Optical Technology Division. From December 1994 to April 1995, he was Department Manager of 3M's Software Media and CD-ROM Services Department, and from July 1986 to September 1994, he was Project Manager of 3M's Optical Recording Project. From October 1981 to January 1986, he was Managing Director of 3M's Singapore operations.

ITEM 2.  PROPERTIES
         The Company's headquarters are located in Oakdale, Minnesota. The Company is in the process of constructing an office building and research and development facilities at its Oakdale site in order to consolidate its headquarters operations. The costs of construction of these research and development facilities will be financed through a synthetic lease financing arrangement. Construction of these facilities will enable the Company to re-locate approximately 1,100 employees currently located in facilities being leased by the Company from 3M. The Company's major facilities (all of which are owned by the Company, except where noted), and the products manufactured at such facilities are listed below. The Company's facilities are in good operating condition suitable for their respective uses and adequate for the Company's current needs.

FACILITY                                          PRODUCTS

Domestic
Camarillo, California                             Data tape
Fremont, California (leased)                      CD-ROM
Menomonie, Wisconsin (leased)                     Laserdisc, CD-ROM and DVD-ROM
Middleway, W. Virginia                            Printing plates
Nekoosa, Wisconsin                                Carbonless paper
Oakdale, Minnesota                                Headquarters
Pine City, Minnesota                              Micrographic cards
St. Paul, Minnesota (leased)                      Laboratory facilities
Tucson, Arizona                                   Data tape
Vadnais Heights, Minnesota (leased)               Optical
Wahpeton, North Dakota                            Diskettes/molding
Weatherford, Oklahoma                             Diskettes/photographic film
White City, Oregon                                Imagers/X-ray films

International
Bracknell, United Kingdom                         Administrative
Breda, Netherlands (leased)                       CD-ROM services
Milan, Italy (leased)                             Administrative
Rotterdam, Netherlands (leased)                   Administrative
Ferrania, Italy                                   X-ray films/photographic film
Florida, Argentina                                X-ray films
Harlow, United Kingdom                            Research facility
London, Ontario, Canada                           Administrative

ITEM 3. LEGAL PROCEEDINGS
         In connection with the Distribution, the Company assumed substantially all liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date. See "Relationships Between 3M and the Company--Transfer and Distribution Agreement." In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 1996. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 1996 would not be material to the Company's financial position or annual results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. As of February 28, 1997, there were 42,627,470 shares of the Company's common stock, $.01 par value ("Common Stock"), outstanding held by approximately 67,394 shareholders of record. The Company's Common Stock is listed on the New York and Chicago Stock Exchanges. The Company did not pay any dividends during 1996. Future dividends will be determined by the Board of Directors.

         In connection with the Company's acquisition of Luminous Corporation, on October 11, 1996, the Company issued 922,845 shares of the Company's Common Stock to the shareholders of Luminous Corporation in exchange for all of the issued and outstanding shares of that company. The issuance of the shares of Common Stock did not involve a public offering and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on the New York Stock Exchange Composite Transactions. The Company's Common Stock commenced regular way trading on the New York Stock Exchange on July 15, 1996.

                     PERIOD                        SALES PRICES
                     ------                        ------------
                                              HIGH              LOW
                                              ----              ---
          Third Quarter 1996                 $26.25            $20.38
          Fourth Quarter 1996                $33.00            $22.75

ITEM 6. SELECTED FINANCIAL DATA.
         The information for the years 1991 through 1996 contained on page 33 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         The information set forth in the section entitled "Management's Discussion and Analysis" on pages 34 through 40 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         The information on pages 41 through 58 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         The information contained in the sections entitled "Information Concerning Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement for its 1997 Annual Shareholders Meeting is incorporated herein by reference. See also "Executive Officers of the Company" in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.
         The sections entitled "Compensation of Executive Officers" and "Compensation of Directors" contained in the Company's Proxy Statement for its 1997 Annual Shareholders Meeting is incorporated herein by reference. The information appearing under the heading "Committee Report on Executive Compensation" is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         The information contained in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in the Company's Proxy Statement for its 1997 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         Not applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. FINANCIAL STATEMENTS:

         Report of Independent Accountants (incorporated herein by reference to page 58 of the Company's 1996 Annual Report to Shareholders).

         Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994 (incorporated herein by reference to page 41 of the Company's 1996 Annual Report to Shareholders).

         Consolidated Balance Sheets as of December 31, 1996 and 1995 (incorporated herein by reference to page 42 of the Company's 1996 Annual Report to Shareholders).

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994 (incorporated herein by reference to page 43 of the Company's 1996 Annual Report to Shareholders).

         Notes to Consolidated Financial Statements (incorporated herein by reference to pages 44 through 57 of the Company's 1996 Annual Report to Shareholders).

2. FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3. EXHIBITS

         3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)

         3.2      Amended and Restated By-Laws of the Registrant

         4.1 Rights Agreement, dated as of June 18, 1996 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)

         4.2 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)

         10.1 Transfer and Distribution Agreement, dated as of July 1, 1996, between Minnesota Mining and Manufacturing Company ("3M") and the Registrant (incorporated by reference to Exhibit 2.1 to Registration Statement on Form 10, No. 1-14310)

         10.2 Tax Sharing and Indemnification Agreement, dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form 10, No. 1-14310)

         10.3. Corporate Services Transition Agreement, dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.2 to Registration Statement on Form 10, No. 1-14310)

         10.4 Environmental Matters Agreement dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.3 to Registration Statement on Form 10, No. 1-14310)

         10.5 Intellectual Property Rights Agreement, dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10, No. 1-14310)

         10.6 Supply Agreement, dated as of July 1, 1996, between 3M and the Registrant (incorporated by reference to Exhibit 10.5 to Registration Statement on Form 10, No. 1-14310)

         10.7 Lease Agreement dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.6 to Registration Statement on Form 10, No. 1-14310)

         10.8* Employment Agreement, dated as of July 1, 1996, between William T. Monahan and the Registrant (incorporated by reference to Exhibit 10.7 to Registration Statement on Form 10, No. 1-14310)

         10.9* Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)

         10.10*   Imation Excess Benefit Plan (incorporated by reference to
                  Exhibit 10.10 to Registration Statement on Form 10, No.
                  1-14310)

         10.11* Imation 1996 Retirement Investment Plan (incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10, No. 1-14310)

         10.12*   Imation 1996 Directors Stock Compensation Program, as Amended

         10.13* Form of Indemnity Agreement between the Company and each of its directors

         11       Computation of Common Shares and Common Share Equivalents

         13       Portions of the Company's 1996 Annual Report to Shareholders

         21       Subsidiaries of the Registrant

         23       Consent of Coopers & Lybrand L.L.P.

         24       Powers of Attorney

         27       Financial Data Schedule

The Company undertakes to furnish to the Commission upon request a copy of the Company's Credit Agreement dated July 1, 1996 among the Company, certain lenders who are parties thereto, and Citicorp USA, Inc., as Administrative Agent.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


(b) REPORTS ON FORM 8-K

    Not applicable.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  IMATION CORP.

                                                  By:    /s/ William T. Monahan
                                                         -----------------------
                                                         William T. Monahan
                                                         CHAIRMAN, PRESIDENT AND
                                                         CHIEF EXECUTIVE OFFICER

Date: March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    NAME                                   TITLE                     DATE
                    ----                                   -----                     ----

/s/ William T. Monahan                  Chairman, President, Chief              March 31, 1997
-------------------------------         Executive Officer and Director
William T. Monahan                      (principal executive officer)


/s/ Jill D. Burchill                    Chief Financial Officer                 March 31, 1997
---------------------------------       (principal financial officer)
Jill D. Burchill

/s/ James R. Stewart                    Corporate Controller                    March 31, 1997
---------------------------------       (principal accounting officer)
James R. Stewart

                   *                    Director                                March 31, 1997
---------------------------------
Lawrence E. Eaton

                   *                    Director                                March 31, 1997
---------------------------------
Linda W. Hart

                   *                    Director                                March 31, 1997
---------------------------------
William W. George

                   *                    Director                                March 31, 1997
---------------------------------
Ronald T. LeMay

                   *                    Director                                March 31, 1997
---------------------------------
Marvin L. Mann

                   *                    Director                                March 31, 1997
---------------------------------
Mark A. Pulido

                   *                    Director                                March 31, 1997
---------------------------------
Daryl J. White

By:  /s/ Carolyn A. Bates
---------------------------------
         Carolyn A. Bates
         Attorney-in-fact
