Form 10-Q
period 1997-03-31
IMATION CORP
filed 1997-05-15
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________TO____________.

                         COMMISSION FILE NUMBER: 1-14310
                          ----------------------------

                                  IMATION CORP.
             (Exact name of registrant as specified in its charter)

           A DELAWARE                                              41-1838504
          CORPORATION
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                                 1 IMATION PLACE
                            OAKDALE, MINNESOTA 55128
                    (Address of principal executive offices)

                                 (612) 704-4000
              (Registrant's telephone number, including area code)

                  --------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,395,462 shares of Common Stock, par value $0.01 per share, were outstanding at April 30, 1997.

                                  IMATION CORP.
                                      INDEX

                                                               PAGE(S)
                                                               -------
PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three month periods ended
                March 31, 1997 and 1996                          3

                Condensed Consolidated Balance Sheets as
                of March 31, 1997 and December 31, 1996          4

                Condensed Consolidated Statements of Cash
                Flows for the three month periods ended
                March 31, 1997 and 1996                          5

                Notes to Consolidated Financial Statements      6-8

                Report of Independent Accountants                9

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                     10-15

PART II.        OTHER INFORMATION                               16

SIGNATURE                                                       17

EXHIBITS                                                       18-20



                          PART I. FINANCIAL INFORMATION

                                  IMATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


                                   Three months ended March 31,
                                   ----------------------------
                                       1997           1996
                                      -------        ------

Net revenues                          $547.7         $576.1
Cost of goods sold                     348.7          373.8
                                      -------        ------
  Gross profit                         199.0          202.3

Operating expenses:
  Selling, general and
   administrative                      133.0          130.7
  Research and development              37.8           47.9
  Restructuring charges                    -           10.4
                                      -------        ------
    Total                              170.8          189.0

Operating income                        28.2           13.3

Other income and expense:
  Interest expense                       2.4            3.7
  Other, net                             4.0           (0.5)
                                      -------        -------
    Total                                6.4            3.2

Income before tax and
  minority interest                     21.8           10.1
Income tax provision                     9.8            4.1
Minority interest                        -             (0.1)
                                      -------        -------
Net income                            $ 12.0         $  6.1
                                      =======        ======

Earnings per share                    $ 0.30         $ 0.14
                                      =======        ======

Weighted average shares
  outstanding                           40.7           41.9
                                      =======        ======

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Millions, Except Share Amounts)


                                                   March 31,
                                                     1997         December 31,
                                                  (Unaudited)        1996
                                                   ---------       --------
ASSETS
Current Assets
  Cash and equivalents                             $   55.2        $   61.7
  Accounts receivable - net                           465.9           467.6
  Inventories                                         407.5           392.8
  Other current assets                                 85.1            94.5
                                                   ---------       --------
      Total current assets                          1,013.7         1,016.6

Property, Plant and Equipment - net                   461.5           480.1
Other Assets                                           73.8            64.6
                                                   ---------       --------
      Total Assets                                 $1,549.0        $1,561.3
                                                   =========       ========

LIABILITIES AND EQUITY
Current Liabilities
  Accounts payable                                 $  179.8        $  182.1
  Accrued payroll                                      40.4            41.9
  Income taxes payable                                  6.5             7.6
  Short-term debt                                      24.3            26.5
  Other current liabilities                           140.4           151.2
                                                   ---------       --------
      Total current liabilities                       391.4           409.3

Other Liabilities                                      96.4            98.6
Long-Term Debt                                        148.8           123.1
Commitments and Contingencies

Shareholders' Equity - net                            912.4           930.3
     Shares issued:
        March 31, 1997:    42,898,045
        December 31, 1996: 42,879,880
                                                   ---------       --------
      Total Liabilities and Shareholders' Equity   $1,549.0        $1,561.3
                                                   =========       ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                  IMATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                    Three months ended
                                                        March 31,
                                                     ------------------
                                                     1997        1996
                                                    -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  12.0      $  6.1
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                        38.1        48.5
  Deferred income taxes                                3.7         6.1
  Restructuring and other one-time charges             -          10.4
  Working capital changes                            (38.0)        7.8
  Other                                                3.4        (9.2)
                                                    -------     -------
Net cash provided by operating activities             19.2        69.7

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (28.0)      (40.7)
  Capitalized software                               (11.2)        -
  Other                                               (1.0)        0.6
                                                    -------     ------
Net cash used in investing activities                (40.2)      (40.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                       (0.9)        -
  Borrowings of long-term debt                       246.6         -
  Repayment of long-term debt                       (220.6)        -
  Purchases of treasury shares                       (12.8)        -
  Decrease in unearned ESOP shares                     2.8         -
  Employee stock plans and other                       0.1         -
  Net cash paid to 3M                                  -         (27.0)
                                                    -------     -------
Net cash provided by (used in) financing activities   15.2       (27.0)

Effect of exchange rate changes on cash               (0.7)       (2.6)
                                                    -------     -------

Net change in cash and equivalents                    (6.5)        -
Cash and equivalents - beginning of period            61.7         -
                                                    -------     -------
Cash and equivalents - end of period                $ 55.2      $  -
                                                    =======     =======

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                  IMATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  FINANCIAL STATEMENTS

Imation Corp. (the "Company") became an independent, publicly held company as of July 1, 1996 (the "Distribution Date"), when Minnesota Mining and Manufacturing ("3M") spun off its data storage and imaging businesses as an independent, publicly held company (the "Distribution"). One share of the Company's common stock was issued for every ten shares of 3M stock outstanding to stockholders of record on June 18, 1996. 3M and the Company have entered into a number of agreements to facilitate the transition of the Company to an independent business enterprise. Descriptions of the various agreements are set forth under the caption "Relationship Between 3M and the Company" contained in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements for periods prior to July 1, 1996 reflect the assets, liabilities, revenues, and expenses that were directly related to the Company as it was operated within 3M. The Company's consolidated statements of operations for periods prior to July 1, 1996 include all of the related costs of doing business including an allocation of certain general corporate expenses of 3M which were not directly related to these businesses, including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. Management believes these allocations were made on a reasonable basis. All material inter-company transactions and balances between the Company's businesses have been eliminated. The financial information included herein for periods prior to July 1, 1996 may not necessarily be indicative of the results of operations or cash flows of the Company if it had been a separate, independent company during the periods prior to July 1, 1996.

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments, except for the restructuring charges recorded in 1996, consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1996 Annual Report on Form 10-K.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                           March 31,
                                             1997         December 31,
                                          (Unaudited)         1996
                                          ----------       ---------
(In millions, except share amounts)
Inventories
  Finished goods                          $   270.2        $   248.1
  Work in process                              57.4             57.3
  Raw materials and supplies                   79.9             87.4
                                          ----------       ---------
    Total inventories                     $   407.5        $   392.8
                                          ==========       =========

Property, Plant and Equipment
  Property, plant and equipment           $ 1,700.8        $ 1,709.9
  Less accumulated depreciation            (1,239.3)        (1,229.8)
                                          ----------       ---------
    Property, plant and equipment - net   $   461.5        $   480.1
                                          ==========       =========

Shareholders' Equity
  Common stock                            $     0.4        $     0.4
  Additional paid-in capital                1,012.1          1,011.5
  Retained earnings                            23.2             11.2
  Unearned ESOP shares                        (43.8)           (46.6)
  Cumulative translation adjustment           (66.7)           (46.2)
  Treasury stock, at cost
    March 31, 1997: 514,141 shares            (12.8)             -
                                          ----------       ---------
    Total shareholders' equity            $   912.4        $   930.3
                                          ==========       =========

3.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

4.  MASTER LEASE AND SECURITY AGREEMENT

In March 1997, the Company entered into a Master Lease and Security Agreement in connection with the construction of a new research and development facility at the Company's headquarters site. Construction is expected to be completed in June 1998, at which time the lease payments will commence. The Company has the option to purchase the facility at the end of the lease term, March 2002. In the event the Company chooses not to exercise this purchase option, the Company is obligated to arrange for the sale of the facility and has guaranteed the lessor a sale price of $58.5 million.

5.  INTEREST RATE SWAP AGREEMENT

Effective March 25, 1997, the Company entered into an interest rate swap agreement with a financial institution. The notional amount of the interest rate swap agreement is $100 million with the Company paying fixed rate and receiving variable rate. The agreement expires March 31, 2000. Net payments or receipts under the agreement are recorded as adjustments to interest expense. As of March 31, 1997, the effective interest rate on the $146.0 million in debt outstanding under the Company's revolving credit facility was 6.42%, including the effect of the interest rate swap agreement.

6.  EARNINGS PER SHARE

The number of weighted average shares outstanding used in the computation of earnings per share (EPS) for the first quarter of 1996 is equal to one-tenth the weighted average number of 3M shares outstanding based on the distribution ratio of one share of Imation Corp. for every ten shares of 3M pursuant to the spin-off on July 1, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting basic and diluted earnings per share for financial statements issued for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the Company's reported EPS.

                                      *****

Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of March 31, 1997, and the related consolidated statements of operations and condensed consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ COOPERS & LYBRAND L.L.P.

                               COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
April 30, 1997


                                  IMATION CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

On June 18, 1996, the Board of Directors of Minnesota Mining and Manufacturing Company ("3M") approved the spin-off of Imation Corp., a Delaware corporation (the "Company"), which is comprised of substantially all of the businesses previously operated within 3M's data storage and imaging systems groups. To effectuate the transaction, the Board of Directors of 3M declared a dividend payable to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock, par value $0.01 per share (the "Common Stock") for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996, all of the outstanding shares of Common Stock were distributed to 3M stockholders (the "Distribution"). Following the Distribution, the Company began operations as an independent, publicly held company. Prior to July 1, 1996, the financial statements reflect the results of operations and cash flows of the businesses transferred to the Company from 3M as they operated within 3M. As a result, the financial statements of the Company prior to July 1, 1996 have been carved out from the financial statements of 3M using the historical results of operations and historical basis of the assets and liabilities of such businesses. The Company's statements of operations prior to July 1, 1996 include all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and include an allocation of certain general corporate expenses of 3M which were not directly related to these businesses including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. Management believes these allocations were made on a reasonable basis. The financial information included herein for periods prior to July 1, 1996 may not necessarily be indicative of the results of operations or cash flows of the Company had the Company been a separate, independent company during the periods prior to July 1, 1996.

At the time of the Distribution, the Company established an overall financial goal of improving the Company's economic profit (measured as after-tax operating income in excess of a charge for the use of capital) by $150 million during the three year period of 1996 to 1998, as compared to 1995. This goal is based on anticipated cost reductions and the Company's objectives for improved revenue growth and improved asset utilization.

During the first quarter of 1997, the Company improved economic profit by $7.5 million over the first quarter of 1996. Cost reductions and improved asset management generated approximately $7.0 million and $6.0 million, respectively, of this improvement, partially offset by the revenue decline. Since the beginning of 1996, economic profit has improved by approximately $72 million, with $36 million of the improvement coming from cost reductions and $36 million from improved asset management.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996
The following table displays the components of the Company's consolidated statements of operations as a percentage of total revenues. The 1996 percentages exclude the impact of $10.4 million of pretax restructuring charges ($6.1 million after tax) recorded in the first quarter of 1996.

                                         Three Months Ended
                                              March 31,
                                        --------------------
                                                     Adjusted
                                         1997          1996
                                        ------        ------
Net revenues                            100.0%        100.0%
Cost of goods sold                       63.7%         64.9%
                                        ------        ------
  Gross profit                           36.3%         35.1%

Operating expenses:
  Selling, general
   and administrative                    24.3%         22.7%
  Research and development                6.9%          8.3%
                                        ------        ------
    Total                                31.2%         31.0%

Operating income                          5.1%          4.1%

Other income and expense:
  Interest expense                        0.4%          0.6%
  Other, net                              0.7%         (0.1%)
                                        ------        -------
    Total                                 1.1%          0.5%

Income before tax and
  minority interest                       4.0%          3.6%
Income tax provision                      1.8%          1.5%
Minority interest                         -             -
                                        ------        ------

Net income                                2.2%          2.1%
                                        ======        ======


Net revenues for the first quarter of 1997 were $547.7 million, a decrease of $28.4 million or 4.9 percent from the same period in 1996. Volume increases of
3.5 percent were more than offset by price declines of 4.9 percent and the negative effect of changes in currency exchange rates of 3.5 percent. Volume growth was negatively impacted approximately 2.6 percent by the Company's decision to reduce sales in certain low margin product lines in which the Company is operating under a harvest strategy, including a portion of the Company's non-branded duplicator diskette sales, certain photo color markets and certain graphic arts supplies. Volume growth was also negatively impacted by weakness in the Company's European operations. The Company's growth portfolio, including Luminous software products, represented approximately 16 percent of revenues, up from 7 percent in the first quarter of 1996 and up from 11 percent for the full year of 1996. Price erosion of 4.9 percent improved from the price erosion experienced in the first quarter of 1996 of 5.6 percent and is consistent with the Company's expectations.

Net revenues in the United States decreased 1.7 percent with volume increases of
1.3 percent more than offset by pricing declines of 3.0 percent. Internationally, net revenues decreased 8.0 percent. Volume increases of 5.5 percent were more than offset by price declines of 6.7 percent and a 6.8 percent negative effect of changes in currency exchange rates. Based on the currency exchange rates as of March 31, 1997, changes in currency exchange rates will continue to negatively impact revenues and earnings on a quarter over the same quarter of the previous year basis for the remainder of 1997, although to a lesser degree than in the first quarter of 1997. International revenues accounted for 49.6 percent of first quarter 1997 revenues, down from 51.3 percent of total revenues for first quarter 1996.

Gross profit in the first quarter of 1997 was $199.0 million or 36.3 percent of revenues, an increase of 1.2 percentage points from the first quarter of 1996. This increase is due to unit cost reductions, raw material price declines and the reduction of sales in some low margin product lines, partially offset by negative pricing pressure and foreign currency impacts.

Selling, general and administrative (SG&A) expenses were $133.0 million or 24.3 percent of revenues, up $2.3 million or 1.6 percentage points from the same period in 1996. The increase is driven by $4.7 million, or 0.9% of revenues, of costs related to designing and implementing more efficient business processes and developing the Company's brand identity that were incurred in the first quarter of 1997. There were no comparable costs in the first quarter of 1996. It is expected that these start-up costs will continue throughout 1997. The remaining increase in SG&A expenses as a percentage of revenues is primarily due to the decline in revenues.

Research and development costs totaled $37.8 million or 6.9 percent of revenues in the first quarter of 1997, down $10.1 million or 1.4 percentage points from the same period in 1996. This decrease reflects the efficiencies and productivity the Company has obtained by the consolidation of laboratories and the reduction of spending on harvest businesses, partially offset by investment in key future technology programs.

The Company recorded restructuring charges of $10.4 million in the first quarter of 1996 reflecting costs for certain voluntary employee separation programs. No such charges were recorded in the first quarter of 1997.

Operating income for the first quarter of 1997 was $28.2 million, or 5.1 percent of revenues. This represents a $4.5 million increase over operating income in the first quarter of 1996 of $23.7 million, after excluding the first quarter 1996 restructuring charges.

First quarter 1997 interest expense was $2.4 million, down $1.3 million from the same quarter last year. This decrease was due to lower average debt balances and a lower effective interest rate. Interest expense prior to July 1, 1996 was based on an assumed $250 million in outstanding debt and 3M's effective interest rate during the period. The allocation of interest expense for periods prior to July 1, 1996 is more fully discussed in Note 7 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

The net other income and expense in the first quarter of 1997 totaled $4.0 million of expense, compared to $0.5 million of income in the comparable period of 1996. The 1997 expense is primarily due to transaction losses on foreign currency exposures.

The Company's effective tax rate in the first quarter of 1997 was 45.0 percent, compared to 41.0 percent in the first quarter of 1996 and 48.2 percent in the last six months of 1996 (excluding the impact of the non-deductible $12.0 million write-off of the in-process research and development related to the Luminous acquisition that occurred in the fourth quarter of 1996). The first quarter 1997 rate is lower than the rate incurred as an independent company in 1996 as the Company has started to realize the benefits of its new, tax-effective structure.

Net income in the first quarter of 1997 was $12.0 million, or $.30 per share. Net income in the comparable period of 1996 was $6.1 million, or $.14 per share. Excluding restructuring charges, first quarter 1996 net income would have been $12.2 million, or $.29 per share.

FINANCIAL POSITION

The Company had 3.4 months of inventory on hand at March 31, 1997, up from 3.2 months at December 31, 1996. This increase is due to ongoing implementation of plant consolidations, start-up of outsourcing certain product lines and the ongoing transition from 65 3M warehouses globally towards the Company's goal of 29 warehouses. The accounts receivable days sales outstanding was 76 days at March 31, 1997, up from 75 days at December 31, 1996.

The book value of property, plant and equipment at March 31, 1997 was $461.5, a decrease of $18.6 million from the December 31, 1996 balance of $480.1 million. This decrease is primarily due to capital spending being lower than depreciation.

LIQUIDITY

Prior to July 1, 1996, cash and equivalents and debt were not allocated to the Company from 3M since 3M uses a centralized approach to cash management and the financing of its operations. The Company's financing requirements prior to July 1, 1996 are represented by cash transactions with 3M and are reflected in "Net cash paid to 3M" in the consolidated statements of cash flows. This financial support was discontinued following the Distribution.

Cash provided by operating activities was $19.2 million during the three months ended March 31, 1997, compared to $69.7 million during the same period in 1996. This change was primarily due to working capital increasing $38.0 million in the first quarter of 1997, while working capital decreased $7.8 million in the comparable period of 1996. In addition, depreciation decreased $10.4 million, from $48.5 million in the first quarter of 1996 to $38.1 million in the first quarter of 1997.

Cash used in investing activities was $40.2 million for the first three months of 1997 compared to $40.1 million in the comparable period of 1996. Investing activities included capital expenditures of $28.0 million for the first quarter of 1997 compared to $40.7 million during the same period of 1996. It is expected that capital expenditures will approximately equal depreciation for all of 1997. Capitalized software was $11.2 million in the first quarter of 1997, primarily related to establishing information technology systems independent of 3M. It is expected that capitalized software costs related to establishing independent systems will continue through the remainder of 1997. Amortization of these costs will not begin until the systems are implemented, beginning in late 1997.

Financing activities during the first quarter of 1997 provided cash of $15.2 million. Financing activities primarily related to the net borrowing of $25.1 million and the payment of $12.8 million to repurchase approximately 514,000 of the Company's common shares. In the first quarter of 1997, the Company's board of directors authorized the Company to repurchase up to six million shares of the Company's common stock.

At March 31, 1997, the Company's ratio of total debt to total capital was 15.9%. The Company believes this ratio will increase over time due to the cash requirements for funding future growth opportunities. The Company also believes it has the financial resources needed to meet its business requirements in the foreseeable future.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are market acceptance of newly introduced products, competitive industry conditions including historical price erosion in certain product categories, technological developments in the markets served by the Company, foreign currency fluctuations, the Company's ability to establish its operations as an independent company, and the various factors set forth in the Company's 1996 Annual Report on Form 10-K.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

The Company, in the ordinary course of its business, is the subject of various pending or threatened legal actions. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the condensed consolidated balance sheet would not be material to the Company's financial position or annual results of operations or cash flows.

Items 2-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  The following documents are filed as exhibits to this Report.

                    (11) A statement regarding the computation of common shares and common share equivalents. Page 19.

                    (15) An awareness letter from the Company's independent
                         accountants regarding unaudited interim financial statements. Page 20.

                    (27) Financial data schedule (EDGAR filing only).

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Imation Corp.
                                                -------------
                                                (REGISTRANT)



Date:  May 15, 1997                 By:  /s/ Jill D. Burchill
                                         -------------------------
                                         Jill D. Burchill
                                         Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number                           Description
------       ------------------------------------------------------

  11 A statement regarding the computation of common shares and common share equivalents. Page 19.

  15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page 20.

  27         Financial data schedule (EDGAR filing only).