Form 10-Q
period 1997-06-30
IMATION CORP
filed 1997-08-14
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________ .



                         COMMISSION FILE NUMBER: 1-14310

                                 ---------------

                                  IMATION CORP.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                  41-1838504
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)


                                 1 IMATION PLACE
                            OAKDALE, MINNESOTA 55128
                    (Address of principal executive offices)

                                 (612) 704-4000
              (Registrant's telephone number, including area code)

                  --------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_. No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,771,586 shares of Common Stock, par value $0.01 per share, were outstanding on July 31, 1997.

                                  IMATION CORP.
                                      INDEX



                                                              PAGE(S)
                                                              -------

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three and six month periods
                ended June 30, 1997 and 1996                     3

                Condensed Consolidated Balance Sheets as
                of June 30, 1997 and December 31, 1996           4

                Condensed Consolidated Statements of Cash
                Flows for the six month periods ended
                June 30, 1997 and 1996                           5

                Notes to Consolidated Financial Statements      6-9

                Report of Independent Accountants               10

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                     11-20

PART II.        OTHER INFORMATION                              21-22

SIGNATURE                                                       23

EXHIBITS                                                       24-26

                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS


                                 IMATION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Millions, Except Per Share Amounts)
                                 (Unaudited)


                               Three months ended     Six months ended
                                    June 30,               June 30,
                               -----------------     -------------------
                                1997       1996        1997       1996
                               ------     ------     --------   --------
Net revenues                   $554.8     $561.2     $1,102.5   $1,137.3
Cost of goods sold              361.8      368.5        710.5      742.3
                               ------     ------     --------   --------
  Gross profit                  193.0      192.7        392.0      395.0
Operating expenses:
  Selling, general and
   administrative               142.6      159.2        275.6      289.9
  Research and development       40.4       45.6         78.2       93.5
  Restructuring charges           -         43.5          -         53.9
                               ------     ------     --------   --------
    Total                       183.0      248.3        353.8      437.3
Operating income (loss)          10.0      (55.6)        38.2      (42.3)
Other income and expense:
  Interest expense                3.8        3.7          6.2        7.4
  Other, net                     (1.8)      (1.5)         2.2       (2.0)
                               -------    -------    --------   ---------
    Total                         2.0        2.2          8.4        5.4
Income (loss) before tax and
  minority interest               8.0      (57.8)        29.8      (47.7)
Income tax provision (benefit)    3.6      (19.7)        13.4      (15.6)
Minority interest                 -         (0.3)         -         (0.4)
                               -------    -------    ---------  ---------
Net income (loss)              $  4.4     $(37.8)    $   16.4   $  (31.7)
                               =======    =======    =========  =========

Earnings (loss) per share      $ 0.11     $(0.90)    $   0.41   $  (0.76)
                               =======    =======    =========  =========

Weighted average shares
  outstanding                    39.8       41.9         40.3       41.9
                               =======    =======    =========  ========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Millions, Except Share Amounts)


                                                  June 30,
                                                    1997          December 31,
                                                 (Unaudited)         1996
                                                   ---------       --------
ASSETS
Current Assets
  Cash and equivalents                             $   66.4        $   61.7
  Accounts receivable - net                           485.8           479.6
  Inventories                                         403.1           392.8
  Other current assets                                104.3            94.5
                                                   ---------       --------
      Total current assets                          1,059.6         1,028.6
Property, Plant and Equipment - net                   455.0           480.1
Other Assets                                           97.5            64.6
                                                   ---------       --------
      Total Assets                                 $1,612.1        $1,573.3
                                                   =========       ========


LIABILITIES AND EQUITY
Current Liabilities
  Accounts payable                                 $  169.5        $  194.1
  Accrued payroll                                      42.5            41.9
  Income taxes payable                                  9.5             7.6
  Short-term debt                                      27.3            26.5
  Other current liabilities                           149.2           151.2
                                                   ---------       --------
      Total current liabilities                       398.0           421.3
Other Liabilities                                     111.0            98.6
Long-Term Debt                                        233.8           123.1
Commitments and Contingencies
Shareholders' Equity - net                            869.3           930.3
     Shares issued:
        June 30, 1997:     42,924,909
        December 31, 1996: 42,879,880
                                                   ---------       --------
      Total Liabilities and Shareholders' Equity   $1,612.1        $1,573.3
                                                   ========        ========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              IMATION CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Millions)
                               (Unaudited)

                                                     Six months ended
                                                         June 30,
                                                    -------------------
                                                     1997        1996
                                                    -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  16.4      $(31.7)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation                                        74.3        94.5
  Deferred income taxes                               (0.3)        5.3
  Restructuring and other one-time charges             -          76.4
  Working capital changes                            (60.5)      (44.3)
  Other                                               15.0       (15.3)
                                                    -------     -------
Net cash provided by operating activities             44.9        84.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (62.8)      (79.1)
  Capitalized software                               (33.3)        -
  Other                                                0.4        (0.2)
                                                    -------     -------
Net cash used in investing activities                (95.7)      (79.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                        0.8         -
  Borrowings of long-term debt                       649.0         -
  Repayment of long-term debt                       (538.2)        -
  Purchases of treasury shares                       (61.0)        -
  Decrease in unearned ESOP shares                     4.9         -
  Employee stock plans and other                       0.2         -
  Net cash paid to 3M                                  -          (0.9)
                                                    -------     -------
Net cash provided by (used in) financing activities   55.7        (0.9)

Effect of exchange rate changes on cash               (0.2)       (4.7)
                                                    -------     -------

Net change in cash and equivalents                     4.7         -
Cash and equivalents - beginning of period            61.7         -
                                                    -------     -------
Cash and equivalents - end of period                $ 66.4      $  -
                                                    =======     =======


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION

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

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments, except for the restructuring charges recorded in 1996, consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1996 Annual Report on Form 10-K.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                           June 30,
                                             1997         December 31,
                                          (Unaudited)         1996
                                          ----------       ---------
(In millions, except share amounts)
Inventories
  Finished goods                          $   271.0        $   248.1
  Work in process                              61.2             57.3
  Raw materials and supplies                   70.9             87.4
                                          ----------       ---------
    Total inventories                     $   403.1        $   392.8
                                          ==========       ==========

Property, Plant and Equipment
  Property, plant and equipment           $ 1,710.3        $ 1,709.9
  Less accumulated depreciation            (1,255.3)        (1,229.8)
                                          ----------       ----------
    Property, plant and equipment - net   $   455.0        $   480.1
                                          ==========       ==========

Shareholders' Equity
  Common stock                            $     0.4        $     0.4
  Additional paid-in capital                1,012.5          1,011.5
  Retained earnings                            27.6             11.2
  Unearned ESOP shares                        (41.8)           (46.6)
  Cumulative translation adjustment           (68.4)           (46.2)
  Treasury stock, at cost
    June 30, 1997: 2,480,641 shares           (61.0)             -
                                          ----------       ----------
    Total shareholders' equity            $   869.3        $   930.3
                                          ==========       ==========


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

5.  INTEREST RATE SWAP AGREEMENT

Effective March 25, 1997, the Company entered into an interest rate swap agreement with a financial institution. The notional amount of the interest rate swap agreement is $100 million with the Company paying fixed rate and receiving variable rate. The agreement expires March 31, 2000. Net payments or receipts under the agreement are recorded as adjustments to interest expense. As of June 30, 1997, the effective interest rate on the $231.0 million in debt outstanding under the Company's revolving credit facility was 6.43%, including the effect of the interest rate swap agreement.

6.  EARNINGS PER SHARE

The number of weighted average shares outstanding used in the computation of earnings per share (EPS) for periods prior to July 1, 1996 is equal to one-tenth the weighted average number of 3M shares outstanding based on the distribution ratio of one share of Imation Corp. for every ten shares of 3M pursuant to the spin-off on July 1, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting basic and diluted earnings per share for financial statements issued for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the Company's reported EPS.

7.    DERIVATIVE ACCOUNTING POLICY

The Company uses, or may use, interest rate swaps and foreign currency and commodity forward and option contracts to manage risks generally associated with interest rate, exchange rate and commodity market volatility. All hedging instruments are designated as, and effective as, hedges and are fully correlated as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

Realized and unrealized gains and losses on foreign currency and commodity forward and option contracts for qualifying hedge instruments are deferred until offsetting gains and losses on the underlying transactions are recognized in earnings. These gains and losses generally are recognized as an adjustment to cost of goods sold for inventory related hedge transactions, or in stockholders' equity for hedges of net investments in international companies. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items. For interest rate swaps, the differential paid or received on the swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt.

8.  RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

                                 *****

Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the "Company") as of June 30, 1997, and the related consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, and condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota
July 30, 1997

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

At the time of the Distribution, the Company established an overall financial goal of improving the Company's economic profit (measured as after-tax operating income in excess of a charge for the use of capital) by $150 million over a three year period ending December 31, 1998, from the base year ended December 31, 1995. This goal is based on anticipated cost reductions and the Company's objectives for improved revenue growth and improved asset utilization.

During the second quarter of 1997, the Company improved economic profit by $2.9 million over the second quarter of 1996. Cost reductions and improved asset management generated approximately $1.2 million and $2.9 million, respectively, of this improvement, partially offset by a decline in revenues. Since December 31, 1995, economic profit has improved by approximately $75.2 million, with $37.0 million of the improvement coming from cost reductions and $38.6 million from improved asset management, partially offset by a decline in revenues.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996
The following table displays the components of the Company's consolidated statements of operations as a percentage of total revenues. The adjusted 1996 percentages exclude the impact of $66.0 million of pretax special one-time charges recorded in the second quarter of 1996. Of these charges, $7.9 million were recorded as cost of goods sold, $14.6 million as selling, general and administrative expenses and $43.5 million as restructuring charges. On an after-tax basis, these charges totaled $42.5 million.

                                        Three Months Ended
                                             June 30,
                                        --------------------
                                                     Adjusted
                                         1997          1996
                                         ----          ----
Net revenues                            100.0%        100.0%
Cost of goods sold                       65.2%         64.3%
                                        ------        ------
  Gross profit                           34.8%         35.7%

Operating expenses:
  Selling, general
   and administrative                    25.7%         25.8%
  Research and development                7.3%          8.1%
                                        ------        ------
    Total                                33.0%         33.9%

Operating income                          1.8%          1.8%

Other income and expense:
  Interest expense                        0.7%          0.7%
  Other, net                             (0.3%)        (0.3%)
                                        -------       -------
    Total                                 0.4%          0.4%

Income before tax and
  minority interest                       1.4%          1.4%
Income tax provision                      0.6%          0.7%
Minority interest                         -            (0.1%)
                                        ------        -------
Net income                                0.8%          0.8%
                                        ======        ======

Net revenues for the second quarter of 1997 were $554.8 million, a decrease of $6.4 million or 1.1 percent from the same period in 1996. Volume increases of
7.9 percent were more than offset by price declines of 4.6 percent and the negative effect of changes in currency exchange rates of 4.4 percent. Volume growth of 7.9 percent was consistent with volume growth experienced for the full year 1996 and was more than twice the volume growth in the first quarter of 1997. Strong sales growth of digital imaging products (including DryView(TM) laser imagers) and high-end data storage products were partially offset by weaker than expected demand for certain lower-capacity data storage products. The Company's growth portfolio (primarily Travan(TM) data cartridges, DryView laser imagers, Rainbow(TM) color proofers, 120 megabyte SuperDisk(TM) and Luminous pre-press software) represented approximately 15 percent of revenues for the quarter, up from approximately 10 percent of revenues in the second quarter of 1996 and down from approximately 16 percent of revenues in the first quarter of 1997. Price erosion of 4.6 percent improved from the price erosion experienced in the second quarter of 1996 of 4.9 percent and is consistent with the Company's expectation of of overall price declines of approximately 5 percent.

Net revenues in the United States decreased 1.3 percent with volume increases of
1.5 percent more than offset by pricing declines of 2.8 percent. Internationally, net revenues decreased 1.0 percent. International volume growth was the highest in more than two years at 14.6 percent which was partially offset by price declines of 6.7 percent, resulting in local currency growth of
7.9 percent. The negative effect of changes in currency exchange rates impacted international revenues by 8.9 percent. International revenues accounted for 49.4 percent of second quarter 1997 revenues, compared to 49.3 percent for the second quarter of 1996.

Based on the currency exchange rates as of June 30, 1997, changes in currency exchange rates from the previous year will continue to negatively impact revenues and earnings for the remainder of 1997.

The Company expects revenues in the second half of 1997 to exceed revenues from the same period of 1996, inclusive of the negative impact of changes in currency rates. The Company has a stated goal of achieving 20 percent of its 1997 revenues from its growth portfolio, as defined above. Both the Company's expectation for the second half of 1997 and its goal for the key growth platforms are contingent substantially upon the continued momentum of DryView sales and the success of SuperDisk drive placement in the second half of 1997.

Gross profit in the second quarter of 1997 was $193.0 million or 34.8 percent of revenues. Excluding the special one-time charges of $7.9 million recorded in the second quarter of 1996, gross profit in that period would have been $200.6 million or 35.7 percent of revenues. The decrease in gross profit margin of 0.9 percentage points was due to lower than expected demand in the desk-top tape back-up segment which resulted in under-utilization of the tape production facility and the combined mix impact of lower sales of desk-top tape and increased sales of DryView laser imagers, which have a higher and lower than average gross margin, respectively.

Selling, general and administrative (SG&A) expenses were $142.6 million or 25.7 percent of revenues. Excluding the $14.6 million of special one-time costs recorded in the second quarter of 1996, SG&A expenses in that period would have been $144.6 million or 25.8 percent of revenues. SG&A expenses in both periods include recurring start-up costs associated with the Company's development of business processes independent of 3M and it is expected that these start-up costs will continue throughout 1997.

Research and development expenses totaled $40.4 million or 7.3 percent of revenues in the first quarter of 1997, a decrease of $5.2 million or 0.8 percentage points from the same period in 1996. This decrease reflects the efficiencies and productivity the Company has obtained by the consolidation of laboratories, partially offset by investment in key future technology programs.

The Company recorded restructuring charges of $43.5 million in the second quarter of 1996 reflecting costs for certain voluntary employee separation programs. No such charges were recorded in the second quarter of 1997.

Operating income for the second quarter of 1997 was $10.0 million, or 1.8 percent of revenues. This represents a $0.4 million decrease in operating income from the second quarter of 1996, after excluding the second quarter 1996 special one-time charges of $66.0 million.

Second quarter 1997 interest expense was $3.8 million, up $0.1 million from the same quarter last year. Average debt outstanding was lower in the second quarter of 1997 as compared to the same period of 1996, more than offset by a higher effective interest rate. Interest expense prior to July 1, 1996 was based on an assumed $250 million in outstanding debt and 3M's effective interest rate during the period. The allocation of interest expense for periods prior to July 1, 1996 is more fully discussed in Note 7 of the Notes to

Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

The net other income and expense in the second quarter of 1997 totaled $1.8 million of income, compared to $1.5 million of income in the comparable period of 1996.

The Company's effective tax rate in the second quarter of 1997 was 45.0 percent, compared to 46.3 percent in the second quarter of 1996, excluding the special one-time charges.

Net income in the second quarter of 1997 was $4.4 million, or $0.11 per share. Net loss in the comparable period of 1996 was $(37.8) million, or $(0.90) per share. Excluding the special one-time charges of $42.5 million after tax, second quarter 1996 net income would have been $4.7 million, or $0.11 per share.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996
The following table displays the components of the Company's consolidated statements of operations as a percentage of total revenues. The 1996 percentages exclude the impact of $76.4 million of pretax special one-time charges recorded in the six months ended June 30, 1996. Of these charges, $7.9 million were recorded as cost of goods sold, $14.6 million as selling, general and administrative expenses and $53.9 million as restructuring charges. On an after-tax basis, these charges totaled $48.6 million.

                                           Six Months Ended
                                               June 30,
                                        --------------------
                                                     Adjusted
                                         1997          1996
                                         ----          ----
Net revenues                            100.0%        100.0%
Cost of goods sold                       64.4%         64.6%
                                        ------        ------
  Gross profit                           35.6%         35.4%

Operating expenses:
  Selling, general
   and administrative                    25.0%         24.2%
  Research and development                7.1%          8.2%
                                        ------        ------
    Total                                32.1%         32.4%

Operating income                          3.5%          3.0%

Other income and expense:
  Interest expense                        0.6%          0.7%
  Other, net                              0.2%         (0.2%)
                                        ------        ------
    Total                                 0.8%          0.5%

Income before tax and
  minority interest                       2.7%          2.5%
Income tax provision                      1.2%          1.0%
Minority interest                         -             -
                                        ------        ------
Net income                                1.5%          1.5%
                                        ======        ======


On a year to date basis, net revenues were $1,102.5 million, a decrease of $34.8 million or 3.1 percent from the same period in 1996. Volume increases of 5.7 percent were more than offset by price declines of 4.8 percent and the negative effect of changes in currency exchange rates of 4.0 percent. Volume growth benefited from strong sales growth of digital imaging products (including DryView medical imagers) and high-end data storage products, partially offset by the Company's decision to reduce sales in certain low margin product lines in which the Company is operating under a harvest strategy and by weaker than expected demand for certain lower-capacity data storage products. Price erosion of 4.8 percent in the six months ended June 30, 1997 improved from the price erosion experienced in the same period of 1996 of 5.3 percent and is consistent with the Company's expectations.

Net revenues in the United States decreased 1.5 percent with volume increases of
1.4 percent more than offset by pricing declines of 2.9 percent. Internationally, net revenues decreased 4.6 percent. International volume growth of 9.9 percent was partially offset by price declines of 6.7 percent, resulting in local currency growth of 3.2 percent. The negative effect of changes in currency exchange rates impacted international revenues by 7.8 percent. International revenues accounted for 49.5 percent of total revenues compared with 50.3 percent in the same period of 1996.

Gross profit for the first six months of 1997 was $392.0 million or 35.6 percent of revenues. Excluding the special one-time charges of $7.9 million recorded in the first six months of 1996, gross profit in that period would have been $402.9 million or 35.4 percent of revenues. The gross profit margin in the first six months of 1997 was impacted positively by unit cost reductions, raw material price declines and the reduction of sales in certain lower margin product lines, offset by lower than expected demand in the desk-top tape back-up segment which resulted in under-utilization of the tape production facility and the combined mix impact of lower sales of desk-top tape and increased sales of DryView laser imagers, which have a higher and lower than average gross margin, respectively.

Selling, general and administrative (SG&A) expenses were $275.6 million or 25.0 percent of revenues. Excluding the $14.6 million of special one-time costs recorded in the first six months of 1996, SG&A expenses in that period would have been $275.3 million or 24.2 percent of revenues. The increase in SG&A expenses as a percentage of revenues in the first six months of 1997 is due to the decline in revenues.

Research and development costs totaled $78.2 million or 7.1 percent of revenues in the first six months of 1997, down $15.3 million or 1.1 percentage points from the same period in 1996. This decrease reflects the efficiencies and productivity the Company has obtained by the consolidation of laboratories, partially offset by investment in key future technology programs.

The Company recorded restructuring charges of $53.9 million in the first six months of 1996 reflecting costs for certain voluntary employee separation programs. No such charges were recorded in the first six months of 1997.

Operating income for the first six months of 1997 was $38.2 million, or 3.5 percent of revenues. This represents a $4.1 million improvement over operating income in the same period of 1996 of $34.1 million, after excluding the special one-time charges of $76.4 million that were recorded in the first six months of 1996.

Interest expense for the first six months of 1997 was $6.2 million, down $1.2 million from the same period of 1996. This decrease is due to lower average debt outstanding in the first six months of 1997 as compared to the same period in 1996. Interest expense prior to July 1, 1996 was based on an assumed $250 million in outstanding debt and 3M's effective interest rate during the period. The allocation of interest expense for periods prior to July 1, 1996 is more fully discussed in Note 7 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

The net other income and expense in the first six months of 1997 totaled $2.2 million of expense, compared to $2.0 million of income in the comparable period of 1996. The 1997 expense is primarily due to transaction losses on foreign currency exposures partially offset by interest income.

The Company's effective tax rate for the first six months of 1997 was 45.0 percent, compared to 42.5 percent in the same period in 1996, excluding the special one-time charges.

Year to date net income in 1997 was $16.4 million, or $0.41 per share. Net loss in the comparable period of 1996 was $(31.7) million, or $(0.76) per share. Excluding the special one-time charges of $48.6 million after tax, net income in the first six months of 1996 would have been $16.9 million, or $0.40 per share.

FINANCIAL POSITION

The Company had 3.4 months of inventory on hand at June 30, 1997, up from 3.2 months at December 31, 1996. This increase is due to the ongoing implementation of plant consolidations, the start-up of outsourcing certain product lines and the ongoing transition from 65 3M warehouses globally towards the Company's goal of 29 warehouses. The accounts receivable days sales outstanding was 79 days at June 30, 1997, up from 77 days at December 31, 1996. Other current assets increased approximately $9.8 million from December 31, 1996 due to an increase in deferred taxes.

The book value of property, plant and equipment at June 30, 1997 was $455.0, a decrease of $25.1 million from the December 31, 1996 balance of $480.1 million. This decrease is primarily due to depreciation in excess of capital spending and due to the effect of changes in currency rates. Other assets increased $32.9 million from December 31, 1996 due to capitalization of software costs related to developing business processes independent of 3M.

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

Cash provided by operating activities was $44.9 million during the six months ended June 30, 1997, compared to $84.9 million during the same period in 1996. Working capital increased $60.5 million in the first six months of 1997, while working capital increased only $44.3 million in the comparable period of 1996. Depreciation was $74.3 million in the first six months on 1997 while it was $94.5 million in the comparable period in 1996. Restructuring and other one-time charges of $76.4 million reported in the first six months of 1996 were partially offset by the net loss of $31.7 million reported in that period.

Cash used in investing activities was $95.7 million for the first six months of 1997 compared to $79.3 million in the comparable period of 1996. Investing activities included capital expenditures of $62.8 million for the first six months of 1997 compared to $79.1 million during the same period of 1996. It is expected that capital expenditures will be slightly lower than depreciation for all of 1997. Capitalized software was $33.3 million in the first six months of 1997, primarily related to establishing information technology systems independent of 3M. It is expected that capitalized software costs related to establishing independent systems will continue through the remainder of 1997 and into 1998. Amortization of these costs will begin when the systems are implemented, currently expected to be early 1998.

Financing activities during the first six months of 1997 provided cash of $55.7 million. Financing activities primarily related to the net borrowing of $111.6 million and the payment of $61.0 million to repurchase approximately 2,481,000 of the Company's common shares. In March 1997, the Company's Board of Directors authorized the Company to repurchase up to six million shares of the Company's common stock.

At June 30, 1997, the Company's ratio of total debt to total capital was 23.1%. The Company believes this ratio will increase over time due to the cash requirements for funding future growth opportunities. The Company also believes it has the financial resources needed to meet its business requirements in the foreseeable future.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are market acceptance of newly introduced products, competitive industry conditions including historical price erosion in certain product categories, product mix, technological developments in the markets served by the Company, foreign currency fluctuations, the Company's ability to establish its operations as an independent company, and the various factors set forth in the Company's 1996 Annual Report on Form 10-K.

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

Items 2 & 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's 1997 Annual Meeting of Shareholders held on May 14, 1997, the shareholders approved the following:

         (a) A proposal to elect two Class I directors of the Company to serve for three-year terms ending in 2000, as follows:

Directors                  Votes For          Votes Withheld
---------                  ---------          --------------
Lawrence E. Eaton          34,324,327            252,010
Ronald T. LeMay            34,324,854            251,483

         There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class II directors for a term ending in 1998 - William W. George, Marvin L. Mann and Daryl J. White; and Class III directors for a term ending in 1999 - Linda W. Hart, William T. Monahan and Mark
A. Pulido.

         (b) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. to serve as independent certified public accountants of the Company for the year ending December 31, 1997. The proposal received 34,338,399 votes for, and 127,704 against, ratification. There were 110,234 abstentions and no broker non-votes.

         (c) A proposal to approve the Company's 1996 Employee Stock Incentive Program. The proposal received 22,717,318 votes for, and 6,169,626 against, ratification. There were 219,269 abstentions and 5,470,124 broker non-votes.

Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following documents are filed as exhibits to this Report.

                  (11) A statement regarding the computation of common shares and common share equivalents. Page 25.

                  (15) An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page 26.

                  (27)     Financial data schedule (EDGAR filing only).

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Imation Corp.
                                                -------------
                                                (REGISTRANT)



Date:  August 14, 1997          By:  /s/ Jill D. Burchill
                                     -------------------------
                                     Jill D. Burchill
                                     Chief Financial Officer
                                     (and principal financial officer)

                                  EXHIBIT INDEX


Exhibit
Number                           Description
------       ------------------------------------------------------

  11 A statement regarding the computation of common shares and common share equivalents. Page 25.

  15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page 26.

  27         Financial data schedule (EDGAR filing only).