Form 10-Q
period 1997-09-30
IMATION CORP
filed 1997-11-14
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
_____________ .



                         COMMISSION FILE NUMBER: 1-14310

                                  ---------------

                                  IMATION CORP.
             (Exact name of registrant as specified in its charter)

          A DELAWARE                                             41-1838504
         CORPORATION                                          (I.R.S. Employer
(State or other jurisdiction of                              Identification No.)
incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,570,571 shares of Common Stock, par value $0.01 per share, were outstanding at October 31, 1997.

                                  IMATION CORP.
                                      INDEX



                                                                         PAGE(S)

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three and nine months ended
                September 30, 1997 and 1996                                 3

                Condensed Consolidated Balance Sheets as
                of September 30, 1997 and December 31, 1996                 4

                Condensed Consolidated Statements of
                Cash Flows for the nine months ended
                September 30, 1997 and 1996                                 5

                Notes to Consolidated Financial Statements                 6-10

                Report of Independent Accountants                          11

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                12-21

PART II.        OTHER INFORMATION                                          22

SIGNATURE                                                                  24

EXHIBITS                                                                  25-27

                          PART I. FINANCIAL INFORMATION

                                  IMATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


                               Three months ended      Nine months ended
                                  September 30,          September 30,
                                  -------------          -------------
                                1997        1996        1997       1996
                               ------      ------     --------   --------
Net revenues                   $529.5      $559.3     $1,632.0   $1,696.6
Cost of goods sold              338.3       362.7      1,048.8    1,105.0
                               ------      ------     --------   --------
  Gross profit                  191.2       196.6        583.2      591.6

Operating expenses:
  Selling, general and
   administrative               144.8       133.5        420.4      423.4
  Research and development       78.4        38.6        156.6      132.1
  Restructuring charges           -           -            -         53.9
                               ------      ------     --------   --------
    Total                       223.2       172.1        577.0      609.4

Operating income (loss)         (32.0)       24.5          6.2      (17.8)

Other income and expense:
  Interest expense                3.9         4.0         10.1       11.4
  Other, net                      1.6        (1.5)         3.8       (3.5)
                               -------     -------    --------   ---------
    Total                         5.5         2.5         13.9        7.9

Income (loss) before tax and
  minority interest             (37.5)       22.0         (7.7)     (25.7)

Income tax provision (benefit)    1.2        10.2         14.6       (5.4)

Minority interest                 -           -            -         (0.4)
                               -------     -------    ---------  ---------
Net income (loss)              $(38.7)     $ 11.8     $  (22.3)  $  (19.9)
                               =======     =======    =========  =========

Earnings (loss) per share      $(0.97)     $ 0.29     $  (0.56)  $  (0.48)
                               =======     =======    =========  =========

Weighted average shares
  outstanding                    38.7        40.8         39.7       41.5
                               =======     =======    =========  ========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Millions, Except Share Amounts)


                                                      September 30,
                                                           1997     December 31,
                                                       (Unaudited)     1996
                                                         --------   --------
ASSETS
Current Assets
  Cash and equivalents                                   $   43.1   $   61.7
  Accounts receivable - net                                 483.4      479.6
  Inventories                                               417.5      392.8
  Other current assets                                      137.1       94.5
                                                         --------   --------
      Total current assets                                1,081.1    1,028.6

Property, Plant and Equipment - net                         449.2      480.1
Other Assets                                                134.4       64.6
                                                         --------   --------
      Total Assets                                       $1,664.7   $1,573.3
                                                         ========   ========


LIABILITIES AND EQUITY
Current Liabilities
  Accounts payable                                       $  183.2   $  194.1
  Accrued payroll                                            47.7       41.9
  Income taxes payable                                       10.5        7.6
  Short-term debt                                            29.2       26.5
  Other current liabilities                                 173.9      151.2
                                                         --------   --------
      Total current liabilities                             444.5      421.3

Other Liabilities                                           113.9       98.6
Long-Term Debt                                              262.1      123.1
Commitments and Contingencies

Shareholders' Equity
  Common stock, $0.01 par value                               0.4        0.4
    September 30, 1997: 42,927,627 shares issued
    December 31, 1996:  42,879,880 shares issued
  Additional paid-in capital                              1,026.3    1,011.5
  Retained earnings (accumulated deficit)                   (12.5)      11.2
  Unearned ESOP shares                                      (39.9)     (46.6)
  Cumulative translation adjustment                         (71.7)     (46.2)
  Treasury stock, at cost
    September 30, 1997: 2,382,088 shares                    (58.4)      -
                                                         --------   --------
      Total shareholders' equity                            844.2      930.3
                                                         --------   --------
      Total Liabilities and Shareholders' Equity         $1,664.7   $1,573.3
                                                         ========   ========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                             -------------
                                                           1997         1996
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (22.3)    $  (19.9)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                             111.4        137.7
  Restructuring and other one-time charges                   41.7         76.4
  Working capital changes                                   (62.3)        88.1
  Other                                                      12.7        (17.4)
                                                         --------     --------
Net cash provided by operating activities                    81.2        264.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (92.8)      (115.9)
  Capitalized software                                      (64.8)         -
  Acquisition, net of cash acquired                         (29.0)         -
  Other                                                       1.5          6.2
                                                         --------     --------
Net cash used in investing activities                      (185.1)      (109.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                               2.0         16.2
  Borrowings of long-term debt                            1,275.8        249.3
  Repayments of long-term debt                           (1,141.5)       (82.0)
  Purchases of treasury stock                               (60.9)         -
  Reissuances of treasury stock                               1.3          -
  Decrease in unearned ESOP shares                            6.7          -
  Employee stock plans                                        0.2          -
  Loan to ESOP                                                -          (50.0)
  Net cash paid to 3M                                         -         (155.9)
                                                         --------     --------
Net cash provided by (used in) financing activities          83.6        (22.4)

Effect of exchange rate changes on cash                       1.7         (6.0)
                                                         --------     --------

Net change in cash and equivalents                          (18.6)       126.8
Cash and equivalents - beginning of period                   61.7          -
                                                         --------     --------
Cash and equivalents - end of period                     $   43.1     $  126.8
                                                         ========     ========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  FINANCIAL STATEMENTS

Imation Corp. (the "Company") became an independent, publicly held company as of July 1, 1996 (the "Distribution Date"), when Minnesota Mining and Manufacturing ("3M") spun off its data storage and imaging businesses (the "Distribution"). One share of the Company's common stock was issued for every ten shares of 3M stock outstanding to stockholders of record on June 28, 1996. 3M and the Company have entered into a number of agreements to facilitate the transition of the Company to an independent business enterprise. Descriptions of the various agreements are set forth under the caption "Relationship Between 3M and the Company" contained in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments, except for the restructuring and one-time charges recorded in 1997 and 1996, consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1996 Annual Report on Form 10-K.

2.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                         September 30,
                                             1997         December 31,
                                          (Unaudited)         1996
                                          ----------       ---------
(In millions)
Inventories
  Finished goods                          $   276.9        $   248.1
  Work in process                              64.1             57.3
  Raw materials and supplies                   76.5             87.4
                                          ----------       ---------
    Total inventories                     $   417.5        $   392.8
                                          ==========       =========

Property, Plant and Equipment
  Property, plant and equipment           $ 1,729.4        $ 1,709.9
  Less accumulated depreciation            (1,280.2)        (1,229.8)
                                          ----------       ----------
    Property, plant and equipment - net   $   449.2        $   480.1
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

5.  INTEREST RATE SWAP AGREEMENT

Effective March 25, 1997, the Company entered into an interest rate swap agreement with a financial institution. The notional amount of the interest rate swap agreement is $100 million with the Company paying fixed rate and receiving variable rate. The agreement expires March 31, 2000. Net payments or receipts under the agreement are recorded as adjustments to interest expense. As of September 30, 1997, the effective interest rate on the $255.0 million in debt outstanding under the Company's revolving credit facility was 6.4% including the effect of the interest rate swap agreement.

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

7.  DERIVATIVE ACCOUNTING POLICY

The Company uses, or may use, interest rate swaps and foreign currency and commodity forward and option contracts to manage risks generally associated with interest rate, exchange rate and commodity market volatility. All hedging instruments are designated as, and effective as, hedges and are highly correlated as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

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

8.  ACQUISITION

On August 15, 1997, the Company acquired all of the outstanding common shares of Cemax-Icon, Inc. (Cemax) through a merger of a wholly-owned subsidiary of the Company with and into Cemax. Cemax designs, manufactures and markets medical imaging and information systems which electronically acquire, archive, distribute and display medical images throughout hospitals, outpatient facilities and integrated delivery networks.

The initial purchase price was approximately $51.8 million, comprised of $29.0 million in cash (net of cash acquired) and non-cash amounts consisting of $9.2 million of the Company's previous investment in Cemax preferred shares and $13.6 million related to the fair value of approximately 971,000 stock options and warrants issued to replace stock options and warrants granted by Cemax. In addition, the Company issued certain contingent payment rights which allow Cemax stockholders to receive additional payments of up to a total of $44.8 million if Cemax attains certain revenue targets in the twelve month periods ended June 30, 1998 and 1999. At the election of the Cemax stockholders, the contingent payments are payable in cash or the Company's common stock.

The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company allocated $41.7 million of the purchase price to in-process research and development projects that had not yet reached technological feasibility and had no alternative future uses, which resulted in a non-recurring, non-tax deductible charge recorded in the third quarter. The excess of the initial purchase price over net assets acquired and in-process research and development of approximately $17.7 million was allocated to goodwill and is being amortized over seven years. Any additional payments pursuant to the contingent payment rights will be recorded as additional goodwill when the contingencies are met.

The Cemax operating results are included in the Company's consolidated results of operations from August 15, 1997. The following table reflects unaudited pro forma results of operations of the Company and Cemax assuming that the acquisition had taken place at the beginning of each of the fiscal years for each period presented. The pro forma information excludes the non-recurring charge of $41.7 million related to the purchased in-process research and development.

                                               Nine Months Ended
                                                 September 30,
                                                 -------------
(In millions, except per share data)           1997         1996
                                             --------     --------
Net revenues                                 $1,648.9     $1,711.5
Net income (loss)                                13.4        (23.0)
Earnings (loss) per share                        0.34        (0.55)

These unaudited pro forma results of operations have been prepared for informational purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition been made at the beginning of 1997 or 1996, or of the results of operations that may occur in the future.

9.  SUBSEQUENT EVENT

On October 30, 1997, the Company announced it plans to restructure its worldwide operations. Based on preliminary plans, the Company expects that restructuring activities will include workforce reductions of approximately 1,000 to 1,500 people and selected asset write-offs. The Company expects the pre-tax charge related to the restructuring to be approximately $200 million with most of these charges being recognized in the fourth quarter of 1997 in accordance with generally accepted accounting principles.

10.  RECLASSIFICATIONS

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

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of September 30, 1997, and the related consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota
October 30, 1997

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

At the time of the Distribution, the Company established an overall financial goal of improving the Company's economic profit (measured as after-tax operating income in excess of a charge for the use of capital) by $150 million during the three year period ending December 31, 1998. This goal was based on anticipated cost reductions and the

Company's objectives for improved revenue growth and improved asset utilization.

Since the beginning of 1996, the Company's economic profit has improved by approximately $70.6 million, with $38.1 million of the improvement coming from cost reductions and $40.2 million from improved asset management, partially offset by $7.7 million due to revenue declines. The Company's progress toward these goals has been negatively impacted in 1997 as a result of a number of factors discussed below in "Results of Operations". While the Company believes the stated goal of improving economic profit by $150 million is an appropriate goal for the Company's businesses, it is not expected that this goal will be achieved by the end of 1998.

On October 30, 1997 the Company announced it plans to restructure its worldwide operations to reduce its structure and costs to a more appropriate level given current business conditions. Restructuring activities will include workforce reductions of approximately 1,000 to 1,500 people and selected asset write-offs. The Company expects to record a pre-tax charge associated with the restructuring of approximately $200 million with most of these charges being recognized in the fourth quarter of 1997 in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The following table displays the components of the Company's consolidated statements of operations as a percentage of net revenues. The adjusted 1997 percentages exclude the impact of the non-recurring write-off of $41.7 million of in-process research and development related to the acquisition of Cemax-Icon, Inc. ("Cemax") in August 1997.

                                       Three Months Ended
                                          September 30,
                                      ----------------------
                                      Adjusted
                                         1997          1996
                                        ------        ------
Net revenues                            100.0%        100.0%
Cost of goods sold                       63.9%         64.8%
                                        ------        ------
  Gross profit                           36.1%         35.2%

Operating expenses:
  Selling, general
   and administrative                    27.3%         23.9%
  Research and development                7.0%          6.9%
                                        ------        ------
    Total                                34.3%         30.8%

Operating income                          1.8%          4.4%

Other income and expense:
  Interest expense                        0.7%          0.7%
  Other, net                              0.3%         (0.2%)
                                        ------        -------
    Total                                 1.0%          0.5%

Income before tax and
  minority interest                       0.8%          3.9%
Income tax provision                      0.2%          1.8%
                                        ------        ------
Net income                                0.6%          2.1%
                                        ======        ======


Net revenues for the third quarter of 1997 were $529.5 million, a decrease of $29.8 million or 5.3 percent from the same period in 1996. Volume increases of
4.7 percent were more than offset by price declines of 6.1 percent and the negative effect of changes in currency exchange rates of 3.9 percent. Volume growth was positively impacted by increased sales of the Company's digital products including DryView(TM) laser imagers and high-end data storage products, while volume growth was negatively impacted by lower demand for certain products in the Company's analog imaging business, including graphic arts film and plates, conventional x-ray and photographic film, as well as certain lower-capacity data storage products. The Company's growth portfolio (including Travan(TM) data cartridges,

DryView(TM) laser imagers, Rainbow(TM) color proofers, 120 megabyte SuperDisk(TM), Luminous pre-press software and Cemax-Icon image management systems) represented approximately 19 percent of revenues in the quarter, up from 15 percent in the second quarter of 1997 and up from 13 percent in the third quarter of 1996. Pricing declines of 6.1 percent were higher than the pricing declines of 5.1 percent in the third quarter of 1996, driven by higher pricing declines in the United States.

Net revenues in the United States decreased 2.1 percent with volume increases of
3.7 percent more than offset by pricing declines of 5.8 percent. Pricing declines were greatest with respect to graphic arts film and plate products, conventional x-ray film and photographic film products, but also resulted from pricing adjustments by the Company for low end data storage products to more competitive levels. Internationally, net revenues decreased 8.9 percent. International volume growth was 5.6 percent which was more than offset by price declines of 6.4 percent. Changes in currency exchange rates negatively impacted international revenues by 8.1 percent. International revenues accounted for 45.6 percent of the Company's third quarter 1997 revenues, as compared to 47.4 percent for third quarter 1996.

Based on currency exchange rates as of September 30, 1997, changes in currency exchange rates will continue to negatively impact revenues and earnings in the fourth quarter of 1997 as compared to the same period in 1996.

Gross profit in the third quarter of 1997 was $191.2 million or 36.1 percent of revenues. Gross profit in the third quarter of 1996 was $196.6 million or 35.2 percent of revenues. The increase in gross profit margin of 0.9 percent is primarily due to productivity improvements in the Company's manufacturing operations and lower raw material prices, partially offset by sales price declines and a $2.7 million write-down of CD-Recordable inventory due to industry price declines.

Selling, general and administrative (SG&A) expenses were $144.8 million or 27.3 percent of revenues. SG&A expenses in the third quarter of 1996 were $133.5 million or 23.9 percent of revenues. The increase is primarily attributable to costs associated with the Company's launch of its SuperDisk program and costs attributable to information technology infrastructure development in order to support the Company's new worldwide information systems.

Research and development costs totaled $78.4 million or 14.8 percent of revenues in the third quarter of 1997. Included in third quarter 1997 research and development is the write-off of $41.7 million of in-process research and development related to the acquisition of Cemax. Excluding this write-off, research and development costs would have been $36.7 million or 7.0% of revenues, down $1.9 million but up 0.1 percentage points from the same period in 1996 and in line with the Company's expectations.

The operating loss for the third quarter of 1997 was $(32.0) million. Excluding the write-off of in-process research and development related to the acquisition of Cemax, operating income would have been $9.7 million or 1.8 percent of revenues. This represents a $14.8 million decrease over operating income of $24.5 million in the third quarter of 1996.

Third quarter 1997 interest expense was $3.9 million, down $0.1 million from the same quarter last year. Average debt outstanding was higher in the third quarter of 1997 as compared to the same period of 1996 while the effective interest rate was slightly lower. Capitalized interest in the third quarter of 1997 was approximately $1.2 million. No interest was capitalized in the same period of 1996.

The net other income and expense in the third quarter of 1997 totaled $1.6 million of expense. In the same period of 1996, net other income and expense was $1.5 million of income.

Excluding the impact of the non-recurring, non-tax deductible write-off of $41.7 million of in-process research and development related to the acquisition of Cemax, the Company's effective tax rate in the third quarter of 1997 was 28.6 percent, compared to 46.4 percent in the third quarter of 1996. The third quarter 1997 rate reflects the impact of lowering the expected annual effective tax rate to 43 percent from the 45 percent used for the six months ended June 30, 1997.

Net loss in the third quarter of 1997 was $(38.7) million, or $(0.97) per share. Excluding the impact of the $41.7 million write-off of in-process research and development related to the acquisition of Cemax, net income would have been $3.0 million, or $0.08 per share. Net income in the comparable period of 1996 was $11.8 million, or $0.29 per share.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The following table displays the components of the Company's consolidated statements of operations as a percentage of total revenues. The 1997 percentages exclude the impact of the non-recurring write-off of $41.7 million of in-process research and development related to the acquisition of Cemax. The 1996 percentages exclude the impact of $76.4 million of pretax one-time charges recorded in the nine months ended September 30, 1996, with $7.9 million recorded as cost of goods sold, $14.6 million recorded as selling, general and administrative expenses and $53.9 million recorded as restructuring charges. After taxes, these charges totaled $48.6 million.

                                         Nine Months Ended
                                           September 30,
                                           -------------
                                       Adjusted      Adjusted
                                         1997          1996
                                       --------      --------
Net revenues                            100.0%        100.0%
Cost of goods sold                       64.3%         64.7%
                                        ------        ------
  Gross profit                           35.7%         35.3%

Operating expenses:
  Selling, general
   and administrative                    25.8%         24.1%
  Research and development                7.0%          7.7%
                                        ------        ------
    Total                                32.8%         31.8%

Operating income                          2.9%          3.5%

Other income and expense:
  Interest expense                        0.6%          0.7%
  Other, net                              0.2%         (0.2%)
                                        ------        -------
    Total                                 0.8%          0.5%

Income before tax and
  minority interest                       2.1%          3.0%
Income tax provision                      0.9%          1.3%
Minority interest                         -             -
                                        ------        ------
Net income                                1.2%          1.7%
                                        ======        ======


On a year to date basis, net revenues were $1,632.0 million, a decrease of $64.6 million or 3.8 percent from the same period in 1996. Volume increases of 5.3 percent were more than offset by price declines of 5.2 percent and the negative effect of changes in currency exchange rates of 3.9 percent. Volume growth benefited from strong sales growth of the Company's digital products including DryView laser imagers and high-end data storage products while it was negatively impacted by the Company's decision in the first quarter of

1997 to reduce sales in certain low margin product lines and by lower demand for certain lower-capacity data storage products and conventional medical imaging and graphic arts film products. Overall price declines remained at approximately
5.2 percent in the nine months ended September 30, 1997 as compared to the same period of 1996 and is consistent with the Company's expectations.

Net revenues in the United States decreased 1.7 percent with volume increases of
2.2 percent more than offset by pricing declines of 3.9 percent. Internationally, net revenues decreased 6.0 percent. International volume growth of 8.6 percent was partially offset by price declines of 6.6 percent, resulting in local currency growth of 2.0 percent. Changes in currency exchange rates negatively impacted international revenues by 8.0 percent. International revenues accounted for 48.2 percent of total revenues compared with 49.3 percent in the same period of 1996.

Gross profit for the first nine months of 1997 was $583.2 million or 35.7 percent of revenues. Excluding the one-time charges of $7.9 million recorded in the first nine months of 1996, gross profit in that period would have been $599.5 million or 35.3 percent of revenues. The gross profit margin in the first nine months of 1997 was positively impacted by productivity improvements in the Company's manufacturing operations, lower raw material prices and reduced sales in certain low margin product lines. These positive impacts were partially offset by lower than expected demand in the desktop tape back-up segment resulting in under-utilization of a tape production facility in the second quarter of 1997 and due to increased sales of DryView laser imagers, which have a lower than average gross margin.

Selling, general and administrative expenses were $420.4 million or 25.8 percent of revenues. Excluding the $14.6 million of one-time costs recorded in the first nine months of 1996, SG&A expenses in that period would have been $408.8 million or 24.1 percent of revenues. The increase is primarily attributable to costs associated with the Company's launch of its SuperDisk program and costs attributable to information technology infrastructure development in order to support the Company's new worldwide information systems.

Research and development costs totaled $156.6 million or 9.6 percent of revenues in the first nine months of 1997. Excluding the write-off of $41.7 million of in-process research and development related to the acquisition of Cemax, research and development costs would have been $114.9 million or 7.0 percent of revenues, down $17.2 million or 0.7 percentage points from the same period in 1996 and in line with the Company's expectations.

The Company recorded restructuring charges of $53.9 million in the first nine months of 1996 reflecting costs for certain voluntary employee separation programs. No such charges were recorded in the first nine months of 1997. As discussed in the "General Overview" section above, however, on October 30, 1997 the Company announced it plans to restructure its worldwide operations. Based on preliminary plans, the Company expects to record pre-tax restructuring charges of approximately $200 million, with most of these charges being recognized in the fourth quarter of 1997.

Operating income for the first nine months of 1997 was $6.2 million compared to an operating loss of $(17.8) million in the same period of 1996. Excluding the special one-time charges of $41.7 million and $76.4 million that were recorded in the first nine months of 1997 and 1996, respectively, operating income would have been $47.9 million for the first nine months of 1997 compared to $58.6 million in the same period of 1996.

Interest expense for the first nine months of 1997 was $10.1 million, down $1.3 million from the same period of 1996. This decrease is due to capitalized interest of approximately $1.5 million in the first nine months of 1997, while no interest was capitalized in the same period of 1996. Interest expense prior to July 1, 1996 was based on an assumed $250 million in outstanding debt and 3M's effective interest rate during the period. The allocation of interest expense for periods prior to July 1, 1996 is more fully discussed in Note 7 of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

The net other income and expense in the first nine months of 1997 totaled $3.8 million of expense, compared to $3.5 million of income in the comparable period of 1996. The 1997 expense is primarily due to transaction losses due to foreign currency exposures offset by interest income.

Excluding the impact of the special one-time charges recorded in 1997 and 1996, the Company's effective tax rate for the first nine months of 1997 was 43.0 percent, compared to 44.2 percent in the same period in 1996.

Year to date net loss in 1997 was $(22.3) million, or $(0.56) per share. Net loss in the comparable period of 1996 was $(19.9) million, or $(0.48) per share. Excluding the after-tax impact of the one-time charges of $41.7 million and $48.6 million recorded year to date in 1997 and 1996, respectively, net income in the first nine months of 1997 would have been $19.4 million, or $0.49 per share, compared to $28.7 million or $0.69 per share in the comparable period in 1996.


FINANCIAL POSITION

The Company had 3.6 months of inventory on hand at September 30, 1997, up from
3.2 months at December 31, 1996. This increase is primarily due to temporarily higher inventory levels of products in the Company's growth portfolio. The accounts receivable days sales outstanding was 80 days at September 30, 1997, up from 77 days at December 31, 1996. Other current assets increased approximately $42.6 million from December 31, 1996 primarily due to an increase in income taxes refundable and deferred taxes.

The book value of property, plant and equipment at September 30, 1997 was $449.2, a decrease of $30.9 million from the December 31, 1996 balance of $480.1 million. This decrease is primarily due to capital spending being lower than depreciation and to the effect of changes in currency exchange rates. Other assets increased $69.8 million from December 31, 1996 primarily due to capitalization of costs related to the design, implementation and testing of the Company's worldwide information technology systems and from goodwill recorded in connection with the acquisition of Cemax.

LIQUIDITY

Prior to July 1, 1996, cash and equivalents and debt were not allocated to the Company from 3M since 3M uses a centralized approach to cash management and the financing of its operations. The Company's financing requirements prior to July 1, 1996 are represented by cash transactions with 3M and are reflected in "Net cash paid to 3M" in the condensed consolidated statements of cash flows. This financial support was discontinued following the Distribution.

Cash provided by operating activities was $81.2 million during the nine months ended September 30, 1997, compared to $264.9 million during the same period in 1996. This change was primarily due to working capital increasing $62.3 million in the first nine months of 1997, while working capital decreased $88.1 million in the comparable period of 1996. Depreciation and amortization was $111.4 million in the first nine months of 1997, as compared to $137.7 million in the comparable period of 1996.

Cash used in investing activities was $185.1 million for the first nine months of 1997 compared to $109.7 million in the comparable period of 1996. Investing activities included capital expenditures of $92.8 million for the first nine months of 1997 compared to $115.9 million during the same period of 1996. Capitalized software was $64.8 million in the first nine months of 1997, primarily related to the design, implementation and testing of the Company's new information technology systems. It is expected that these capitalized costs will continue to be incurred through the remainder of 1997 and into 1998. Amortization of these costs will not begin until the systems are implemented. Net cash paid in connection with the acquisition of Cemax was $29.0 million.

Financing activities during the first nine months of 1997 provided cash of $83.6 million. Financing activities primarily related to the net borrowing of $136.3 million and the payment of $60.9 million to repurchase approximately 2,481,000 of the Company's common shares.

At September 30, 1997, the Company's ratio of total debt to total capital was 25.7%. The Company expects to maintain an adequate level of liquidity through cash flows from operations, availability of borrowings under its bank credit agreement and potential debt and equity financings.

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

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, in the ordinary course of its business, is the subject of various pending or threatened legal actions. Although such matters are subject to many uncertainties and outcomes that are not predictable with assurance, the Company does not believe that any such routine legal proceedings to which it is a party will have a material adverse effect on the Company's financial position or results of operations.

In addition, the Company has been notified that it is the subject of a threatened claim by Eastman Kodak Company ("Kodak") involving allegations of misappropriation of trade secrets. Kodak has alleged that during the period 1993 to May 1996 a retired Kodak employee improperly conveyed trade secrets to the Italian subsidiary of 3M. This subsidiary was subsequently spun-off as a subsidiary of the Company in July 1996. The Kodak retiree has entered a guilty plea in U.S. District Court to criminal charges of misappropriating confidential Kodak documents and has been sentenced. While Kodak has notified the Company of the threatened claim, no litigation has yet been filed. It is not possible at this time to reach any conclusions as to the outcome of this threatened claim. The Company disputes any liability based on these allegations and intends to vigorously defend any action that may be filed by Kodak.

Items 2-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

             (a) The following documents are filed as exhibits to this Report.

                   4.1 Credit Agreement dated as of July 1, 1996 among the Company, the Lenders named therein and Citicorp USA, Inc., as Agent.

                   4.2 Amendment No. 1 to the Credit Agreement dated as of July 1, 1996 among the Company, the Lenders named therein and Citicorp USA, Inc., as Agent.

                  11 A statement regarding the computation of common shares and common share equivalents.

                  15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

                  27       Financial data schedule.

       (b) Reports on Form 8-K:

                          (1) During the quarter ended September 30, 1997, the Company filed a Report on Form 8-K dated August 15, 1997 reporting under Item 2 the Company's acquisition of all of the outstanding stock of Cemax-Icon, Inc. through a merger of a wholly-owned subsidiary of the Company with and into Cemax-Icon, Inc.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Imation Corp.
                                                (REGISTRANT)



Date:  November 14, 1997            By:  /s/ Jill D. Burchill
                                         -------------------------
                                         Jill D. Burchill
                                         Chief Financial Officer

                             EXHIBIT INDEX


Exhibit
Number                           Description
------                           -----------

 4.1 Credit Agreement dated as of July 1, 1996 among the Company, the Lenders named therein and Citicorp USA, Inc., as Agent.

 4.2 Amendment No. 1 to the Credit Agreement dated as of July 1, 1996 among the Company, the Lenders named therein and Citicorp USA, Inc., as Agent.

11 A statement regarding the computation of common shares and common share equivalents.

15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

27       Financial data schedule.