Form 10-K
period 1997-12-31
IMATION CORP
filed 1998-03-31
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
                                   -----------
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

                         COMMISSION FILE NUMBER: 1-14310
                              --------------------

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

                                 (612) 704-4000
              (Registrant's telephone number, including area code)
                             ----------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
      Title of each class                            on which registered
      -------------------                            -------------------
Common Stock, $.01 per share                    New York Stock Exchange, Inc.;
                                            Chicago Stock Exchange, Incorporated
Preferred Stock Purchase Rights                New York Stock Exchange, Inc.;
                                            Chicago Stock Exchange, Incorporated

                                  -------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                                   -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock of Imation Corp. held by non-affiliates of the Registrant, based on the closing price of $16.875 as reported on the New York Stock Exchange on February 27, 1998: $684 million.

         The number of shares outstanding of the Registrant's common stock on February 27, 1998 was 40,597,915.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Selected portions of Registrant's Proxy Statement for Registrant's 1998 Annual Meeting are incorporated by reference into Part III.

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

         The Company was formed as a result of the decision by 3M to spin-off a separate company comprised of substantially all of the businesses previously operated within 3M's data storage and imaging systems groups (the "Transferred Businesses"). To effectuate the transaction, on June 18, 1996, the Board of Directors of 3M declared a dividend payable to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock, par value $0.01 per share (the "Common Stock"), for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996 (the "Distribution Date"), all of the outstanding shares of Common Stock were distributed to 3M stockholders (the "Distribution"). In connection with the Distribution, 3M and the Company entered into various agreements to facilitate the transition of the Company to an independent business enterprise. See "Relationship Between 3M and the Company." As used herein, references to the "Company" or "Imation" include the historical operating results and activities of the business and operations which comprise the Company today.

         In connection with the Distribution, the Company implemented certain reorganization actions in order to rationalize its manufacturing operations, streamline its organizational structure and write-off impaired assets. In connection with these actions and based upon the timing criteria required for the recognition of such charges, the Company recorded pre-tax charges in 1995 and 1996 totaling $254.7 million. The Company recorded $166.3 million of these charges in its 1995 statement of operations, primarily for the write-down of assets associated with its manufacturing rationalization programs, and $76.4 million in 1996, primarily related to employee separations for direct employees of the Company and one-time charges associated with start-up activities. In addition, in the fourth quarter of 1996, the Company recognized a non-tax-deductible charge of $12.0 million for the in-process research and development costs related to its acquisition of Luminous Corporation. (See Note 3 of Notes to Consolidated Financial Statements).

         In July 1997, the Company aligned its organizational structure to allow greater accountability and focus in each of its product lines and business units. Under the new organizational structure, the Company's businesses are grouped into three organizations--Product Technologies, Growth Technologies and Customer Solutions. The Product Technologies organization, which includes the Company's more mature businesses such as standard diskettes and conventional imaging, is being managed and structured for maximizing economic profit and return on assets. The Growth Technologies organization currently includes the Company's developmental and growth technology platforms including DryView medical imagers, SuperDisk products and high-end tape storage products currently being developed by the Company. The third organization, Customer Solutions, was created as a new business opportunity aimed at delivering total customer workflow solutions for the graphic arts and medical imaging industry.

         In October 1997, the Company announced plans to further restructure its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure. Specific planned actions include the restructuring of European operations, the sale of the CD-ROM business, the sale or closure of certain manufacturing facilities, and the realignment and reduction of general and administrative, manufacturing, marketing, and selected research and development areas. The Company recorded a $199.9 million pre-tax charge to fourth quarter 1997 earnings. The charge included approximately $170.0 million in restructuring charges primarily associated with employee separation benefits and fixed asset write-offs, and additional special charges of $29.9 million, primarily associated with restructuring-related asset write-downs and other year-end adjustments. The Company's 1997 results also include a third quarter non-tax-deductible charge of $41.7 million for in-process research and development costs related to the acquisition of Cemax-Icon, Inc. (See Note 3 of Notes to Consolidated Financial Statements).

BUSINESS DESCRIPTION
         The Company develops, manufactures and markets worldwide a wide variety of products and services for the imaging and information industry. The Company's products, which number in excess of 10,000, are used to capture, process, store, reproduce and distribute information and images in a wide range of information-intensive markets, including enterprise computing, network servers, personal computing, graphic arts, medical imaging, photographic imaging, and commercial and consumer markets. A number of the Company's products are market leaders in the conventional/analog processes for recording, manipulation and storage of data and images. While these established products generate a substantial portion of the Company's revenues today, the Company is expanding its opportunities to serve the growing needs of its customers to create, process, manipulate, store, reproduce and distribute increasing amounts of information and images through the use of digital technologies. The Company intends to leverage its existing market positions to increase the use of its products and services as well as to expand its opportunities in the information processing industry by developing more complete work flow solutions based on digital technologies.

         The Company operates in a single industry segment, the imaging and information industry, supplying products and services for a variety of customer applications. Below are the product and service revenues by class of similar products or services for each of the years ended December 31.

                                                         1997       1996      1995
                                                       --------    --------  --------
                                                                (IN MILLIONS)
REVENUE BY CLASSES OF SIMILAR PRODUCTS OR SERVICES
Data Storage Products                                    $847.3      $923.0    $930.7
Printing and Publishing Systems                           502.8       529.9     542.2
Medical Imaging Systems and Photo Color Products          699.7       673.2     608.1
Other                                                     152.0       152.1     164.6
                                                       --------    --------  --------
         Total                                         $2,201.8    $2,278.2  $2,245.6
                                                       --------    --------  --------

         The Company's products and services are sold in more than 60 countries and nearly half of the Company's revenues are derived internationally. The Company reports its operating results in three geographic areas--United States, Europe/Middle East/Africa, and Latin America/Asia/Canada. Financial information by geographic area can be found in Note 11 of Notes to Consolidated Financial Statements.

DATA STORAGE PRODUCTS
         The Company is the world's largest supplier and developer of branded removable data storage media, in both magnetic and optical formats. The Company's products include:

* Data cartridge and Travan (TM) cartridge products used for backup of data from hard disk storage systems and for applications in which large volumes of information do not need to be retrieved on a frequent basis. Travan cartridges more than double the storage capacity of the prior mini-cartridge. Used primarily on desktop personal computer systems, local area networks and workstation computer systems, the Travan cartridges make up a family of innovative products that were introduced in 1995 through the joint efforts of 3M, Hewlett Packard Company and a group of drive manufacturers.

* Computer cartridge tapes used for near-line data storage and retrieval, mass storage and archival storage of data. Large cartridge tapes are used primarily on enterprise computer systems and in data library systems that store very large volumes of data. The smaller 4 mm and 8 mm cartridges are used primarily in workstations and mid-size computer systems and networks for backup and other data storage applications. The Company recently introduced its digital linear tape ("DLT") 4000 and 7000 Tape Library Systems, which are additions to the Company's multi-format tape library systems for the entry level to high-end network server market.

* Diskettes (3.5 inch, 5.25 inch and 8 inch) used for personal file storage, for backup and for exchange of data. Diskettes are used primarily in desktop and notebook personal computer systems, and also in workstations, word processors and computer control equipment. In 1996, the Company introduced the LS-120 diskette, a "next generation" 3.5-inch diskette with a formatted capacity of 120 MB. The LS-120 diskette provides more than 80 times the storage capacity of a standard diskette, and is read/write backward-compatible with the existing library of more than 5 billion 1.44 MB and 720 KB DOS-formatted diskettes. In 1997, the Company unveiled the name "SuperDisk(TM)" as the primary identifier for its products based on the LS-120 technology. The Company introduced in 1997 the Imation SuperDisk Drive--the first external, parallel port drive for SuperDisk LS-120 technology. In 1997, disk drive manufacturers MKE and Mitsubishi Electric Corp. began producing LS-120 drives in large quantities. Since then, a number of leading PC original equipment manufacturers began offering or have announced plans to offer products based on SuperDisk LS-120 diskette technology, including Compaq Computer Corp., Gateway 2000, NEC, Acer America, Siemens Nixdorf AG, Exabyte, Vobis, Mitsubishi Electric Corp., Hi-Val, Hitachi-Maxell, Ltd., Samsung and Fujitsu ICL, Twinhead Corp., USA Identity and Everex. The LS-120 technology was originally developed as part of the Laser Servo 120 MB program in which the Company, Compaq Computer Corporation and MKE are co-developers.

* Rewritable optical disks including magneto-optical (both 90mm and 130mm formats), phase change disks (PD) and CD recordable disks used for the storage of data and images on personal computers, workstations and local area networks. These disks are also used in library systems for multi-user/client server computer installations. In 1997, the Company entered into a joint development and business agreement with TeraStor Corporation located in San Jose, California, to develop media for a new class of rewritable mass storage based on TeraStor's near field recording technology, which combines hard disk and optical technologies.

* Laser discs and CD-ROM products produced on a made-to-order basis and used for the distribution of data and software to the personal computer and mid-range markets. This business, which had 1997 revenues of approximately $70 million, has manufacturing facilities in Menomonie, Wisconsin; Fremont, California; and Breda, The Netherlands. In late 1997 the Company announced it intends to sell its CD-ROM manufacturing portion of this business. The Company will retain the laser disc manufacturing portion of this business.

PRINTING AND PUBLISHING SYSTEMS
         The Company manufactures and markets products and provides service and technical support for the printing, publishing and graphic arts markets. Products include conventional color proofing systems, digital color proofing systems and software, pre-press software, laser films and image setting materials, metal printing plates, graphic arts films, photographic chemicals and miscellaneous supplies. The Company also markets carbonless paper products, such as multi-part business forms.

         The Company has strong leadership positions in certain product areas, including the Matchprint(TM) color proofing system, an industry standard for more than 20 years. The Company also offers a number of digital proofing systems, which provide color proofs from digital data before a job is put on a printing press. In addition to its two-page digital proofing system (the Rainbow model 2730 digital proofer), the Company introduced in 1997 a two-page digital proofer for professional applications (the Rainbow model 2740 digital proofer), and a new four-page (A2 size) ink jet digital proofing solution for users who require large format, contract quality proofs (the Rainbow model 4700 proofer). Through its subsidiary, Imation Publishing Software Corp. (formerly Luminous Corporation) located in Seattle, Washington, the Company develops and markets a variety of desktop software products for the prepress, print production, printing and graphic arts industries. These products include Color Central, Media Manager, OPEN, PressWise, PrintersWeb, TrapWise, Virtual Network and Virtual

Network Pro. Utilizing the Company's expertise in color, workflow, global service and support, and the software tools developed by Imation Publishing Software, in July 1997 the Company launched a new Graphic Imaging business focused on delivering integrated workflow solutions to assist customers in efficiently managing, storing and re-using digital images with color fidelity.

         In addition to expanding its offerings of digital workflow solutions for the graphic arts industry, in 1997 the Company also introduced several new products in its conventional printing and publishing product lines. In late 1997, the Company introduced a new no-process printing plate, which is a high-quality, medium-run, negative-acting "no-process" printing plate designed to increase productivity and deliver high-quality performance. In 1997, the Company also began test marketing its new DryView(TM) imagesetting film, a hard-dot quality film that requires no chemical processing. This dry film product was developed by the Company based on the same technology used to develop the Company's DryView(TM) Laser Imaging System for the medical imaging market. The dry imagesetting film is used in a number of dry film imagesetters developed by systems developers including Scitex Corporation Ltd., ECRM Incorporated, Ultre Division of Linotype-Hell Company and Exxtra Corporation. The advantages to the user of the Company's "no-process" plates and its DryView imagesetting film include reduced operating costs, increased productivity and the elimination of "wet chemistry" processing resulting in significant benefits to the environment.

MEDICAL IMAGING SYSTEMS AND PHOTO COLOR PRODUCTS
         The Company develops, manufactures and markets diagnostic imaging film, film processors and imaging systems for both X-ray and electronic imaging systems. The Company's customers include major hospital group buying networks, as well as individual hospitals, medical imaging centers and government healthcare institutions. The Company participates in the conventional X-ray film market and is the world's leading supplier of high-quality laser imaging systems for producing film output of the medical diagnostic images generated by MRI, CT, ultrasound, nuclear medicine and other electronic acquisition systems. Since the mid-1980s, the Company has sold more than 14,000 medical laser imaging systems worldwide. As of December 31, 1997, the Company had sold more than 3,800 Imation DryView laser imaging systems since the proprietary system was introduced in late 1995. Through a specially designed photothermographic process, the DryView laser imaging system produces high-quality film images without using standard wet processing chemistry. Since no wet chemistry is involved, the DryView laser imaging systems represent a significant technological breakthrough and offer significant cost savings, convenience and productivity gains and environmental benefits to the health care industry.

         In August 1997, the Company acquired Cemax-Icon, Inc. of Fremont, California, a leading software developer and network systems integrator of medical imaging and information management systems. Cemax-Icon offers a portfolio of Picture Archiving and Communications Systems (PACS), teleradiology and 3D visualization software products and services. The acquisition of Cemax-Icon, combined with the Company's DryView laser imaging systems, provides a strong family of digital workflow solutions for the medical imaging industry.

         The Company is one of the world's leading suppliers of private label film for the amateur photography retail market. The Company's primary geographic markets for color photographic film are the United States and Europe, which represents approximately 70% of the global demand for film. The Company manufactures a complete line of print and slide films which fit in standard 35mm, 110, and 126 cameras used by consumers globally. The Company also markets single use cameras which are sold pre-loaded with the Company's ISO 400 speed film. The Company's color print film can be found in more than 125 private label brands, as well as 3M's Scotch(TM) brand. The Company continues to use certain 3M trademarks and tradenames including the Scotch brand for a period of time following the Distribution. See "Relationship Between 3M and the Company--Intellectual Property Agreement." These products and brands are positioned as a high value, comparable quality alternative to global brands such as Kodak and Fuji.

         In 1997, the Company introduced Photo Quality Inkjet Paper, which allows desktop computer users to print photo-quality images on color ink jet printers. This new product is believed to provide superior image quality and color reproduction, and significantly faster drying time than competitive products. The new product, which was designed for use with a variety of color ink jet printers, is available through mass retail and photo stores.

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

INDUSTRY BACKGROUND
         The imaging and information industry in which the Company operates is concerned with the creation, capture, manipulation, storage, production and distribution of information. In data storage and imaging applications in which the Company specializes, the industry has been profoundly impacted by advancements in digital technologies. Digital technologies provide much needed information processing solutions as users are required to use, manage and store more complex information in less time and with fewer resources and greater accuracy. The industry is also being profoundly impacted by the availability of new methods of transporting and accessing data through software developments, networking and the development of the World Wide Web.

         Removable data storage solutions, based on digital technologies, are used in applications across all computing platforms--enterprise systems, network servers, desktop systems and mobile computing. International Data Corporation ("IDC") has estimated that there are over 252 million computer systems in use worldwide that use removable data storage technologies. Removable data storage technologies are used in a variety of applications including graphic imaging, video imaging, medical diagnostics, communications systems and consumer entertainment electronics. Overall, the data storage solution market is growing at a double digit rate annually, with Asia, Latin America and Eastern Europe leading this growth, although there is significant price competition. Customer demand for these solutions is multiplying at an ever increasing pace due to enhanced enabling software that increases the applications and usage rates and the developing need by customers to manipulate, store and protect even larger data bases. The need for convenient digital storage solutions is also accelerating as people gain access to information of all types from many sources, including the Internet. Increasingly, end users want to download files and information for later use. As the number of Internet users grows and the variety of information increases, the demand for portable, cost-effective data storage and output media also will grow. This is true in both commercial and consumer markets.

         Imaging technologies also have been profoundly impacted by advancements in digital technologies as many users begin to convert their conventional/analog processes to proprietary digital processes to capture, create, manipulate, process, transmit and store still and moving images. Conventional/analog technologies rely upon chemical or electrical processes which capture information onto paper, film or other media by reacting to external stimuli. Digital technologies have significantly increased the amount of information that can be used, managed and stored and have reduced the need for film and chemicals in the imaging process. Many work processes in use today are hybrid systems in which users continue to use conventional materials for certain processes in their work flows while utilizing the speed of digital processing.

COMPETITION
         The Company operates in a highly competitive environment. The Company's principal competitors include large, well capitalized technology companies based in the United States, Europe and Japan. These competitors include Eastman Kodak, Fuji Photo Film, Sony, Agfa, Konica and Du Pont. The Company also competes in certain product markets with smaller, more specialized firms such as Polychrome, Scitex America and Iomega. Businesses in the imaging and information industry compete on a variety of factors such as price, value, product quality, customer service, breadth of product line and availability of system solutions.

SALES, MARKETS AND DISTRIBUTION METHODS
         The Company's products and services are sold directly to users through the Company's field sales organizations and through numerous channels of distribution including wholesalers, retailers, jobbers, distributors and dealers in over 60 countries. No one customer individually accounts for a material amount of the Company's total sales.

RAW MATERIALS
         The principal raw materials used by the Company are silver, polyester film, aluminum, paper and resins. The Company makes significant purchases of these and other materials and components used in the Company's manufacturing operations from many domestic and foreign sources. The Company has been able to obtain sufficient materials and components from sources around the world to meet its needs. 3M continues to be a major supplier to the Company of certain raw materials and intermediate products including film, specialty chemicals and abrasives, and certain contract manufacturing services including primarily equipment assembly services. See "Relationship Between 3M and the Company--Supply, Service and Contract Manufacturing Agreements."

RESEARCH AND PATENTS
         Research and product development have historically played an important role in the Company's activities. The Company has research laboratories for the improvement of its existing products and development of new products. The Company's research and development expenses were $194.9 million, $183.1 million, and $222.4 million for 1997, 1996 and 1995, respectively, including charges of $41.7 million and $12.0 million recorded by the Company in 1997 and 1996, respectively, for in-process research and development costs related to certain acquisitions. The Company expects its research and development expenses, as a percent of total revenues, to be in the 7-8% range during the next several years.

         In connection with the Distribution, the Company was granted rights, on both exclusive and non-exclusive terms, from 3M and others which enable it to continue to use the intellectual property previously utilized by the Company when it was part of 3M. See "Relationship Between 3M and the Company--Intellectual Property Agreement." The Company does not consider that its business as a whole is materially dependent upon any one patent, license or trade secret or any group of related patents, licenses or trade secrets, except with respect to those rights granted from 3M.

MANUFACTURING
         During 1996 the Company consolidated its manufacturing facilities by centralizing such operations into the United States and Italy. This consolidation was implemented in order to reduce costs and improve quality by allowing the Company to adjust its capacity to current needs and take advantage of the facilities with the most advanced quality management systems. As a result of this consolidation, in June 1997 the Company closed its manufacturing facility in Rochester, New York. Costs associated with this plant closing were recorded by the Company in its 1995 and 1996 consolidated financial statements. In connection with the Company's recently announced restructuring plans (see
Item 7.--"Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Company has announced its intention to sell its CD-ROM manufacturing operations in Menomonie, Wisconsin; Fremont, California; and Breda, The Netherlands. The Company also plans to close or sell certain additional manufacturing facilities located in the United States. The Company also plans to consolidate ongoing operations at certain other manufacturing facilities, including shifting manufacturing locations for certain product lines and consolidation of certain laboratory functions.

         The core manufacturing competencies of the Company include coating, fine chemical production for photographic film, state-of-the-art molding capabilities and hardware prototyping. These competencies, combined with the Company's research and development competencies of materials science, color management, hardcopy imaging and magnetic and optical recording, give the Company a strong technological base to take advantage of the opportunities in the evolving information processing industry.

EMPLOYEES

         At December 31, 1997, the Company had approximately 9,800 employees, approximately 5,800 in the United States and 4,000 internationally. In connection with the Company's recently announced restructuring plans, the Company expects to reduce the total number of employees by approximately 1,700 by the end of 1998. These reductions are net of a number of people the Company expects to hire during this period to enhance certain skill sets in the Company and to staff its internal information technology function which will operate and maintain the Company's new information technology systems once they are implemented in 1998. Approximately half of these reductions will occur in the United States, with the other half occurring primarily in Europe. The separation costs associated with these reductions were included in the restructuring charge recorded by the Company in its 1997 consolidated financial statements. See Item 7.--"Management's Discussion and Analysis of Financial Condition and Results of Operations"),

         As of December 31, 1995, the number of employees associated with the Transferred Businesses totaled approximately 12,300. Approximately 1,600 positions were reduced prior to the Distribution Date through employee separation programs and as a result of the consolidation of the Company's manufacturing operations. The separation costs associated with these reductions were recorded by the Company in its 1996 consolidated financial statements. Most of the cash requirements for these separation programs were funded by 3M.

ENVIRONMENTAL MATTERS
         The Company's operations are subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at some of its current facilities. In connection with the Distribution, the Company assumed and agreed to indemnify 3M from all liabilities relating to, arising out of or resulting from (i) operations at the Company's facilities as conducted prior to the Distribution Date; (ii) the disposal of hazardous materials from the Company's facilities before the Distribution Date and at disposal sites operated by third parties ("Superfund Sites"), where such liabilities are discovered after the Distribution Date, and (iii) operations of the Company's businesses on and after the Distribution Date. 3M agreed to retain responsibility for environmental liabilities relating to former premises which may have been associated with the Company's businesses prior to the Distribution Date and known Superfund Sites associated with the Company's properties as of the Distribution Date.

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

         As of December 31, 1997, the Company had reserved approximately $10.6 million with respect to environmental liabilities. Of this amount, $6 million relates to anticipated environmental remediation actions at certain manufacturing facilities that will be closed in connection with the Company's restructuring plans (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--General Overview"). Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company's reserves.

RELATIONSHIP BETWEEN 3M AND THE COMPANY
         For purposes of governing certain of the relationships between 3M and the Company following the Distribution, 3M and the Company entered into the Transfer and Distribution Agreement and various ancillary agreements to which they are parties, including those described below. Certain of these agreements have been filed as exhibits to the Company's prior filings with the Securities and Exchange Commission, and the following summaries are qualified in their entirety by reference to the agreements as filed.

TRANSFER AND DISTRIBUTION AGREEMENT
         In connection with the Distribution, 3M and the Company entered into the Transfer and Distribution Agreement, which provides for, among other things, the principal corporate transactions required to effect the Distribution, the transfer to the Company of the Transferred Businesses, the division between 3M and the Company of certain liabilities and certain other agreements governing the relationship between 3M and the Company following the Distribution.

TAX SHARING AND INDEMNIFICATION AGREEMENT
         3M and the Company entered into a Tax Sharing and Indemnification Agreement (the "Tax Sharing Agreement"), providing for their respective obligations concerning various tax liabilities. The Tax Sharing Agreement provides that 3M shall pay, and indemnify the Company if necessary, with respect to all federal, state, local and foreign income taxes relating to the Transferred Businesses for any taxable period ending on or before the Distribution Date except that the Company shall indemnify 3M for any income taxes arising out of the failure of the Distribution or any of the transactions related to it to qualify as tax free as a result of certain actions taken by the Company or any of its subsidiaries. Prior to the Distribution, 3M received a ruling from the Internal Revenue Service that 3M shareholders who received shares of the Company's common stock in connection with the Distribution would not recognize income, gain or loss upon receipt of such shares, except in connection with any cash received in lieu of fractional shares. 3M also generally agreed to pay all other taxes (other than those which are imposed solely on the Company) that were payable in connection with the Distribution and the transactions related to it, the liability for which arose on or before the Distribution Date. The Tax Sharing Agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

CORPORATE SERVICES TRANSITION AGREEMENT
         3M and the Company entered into a Corporate Services Transition Agreement (the "Corporate Services Agreement") pursuant to which 3M agreed to provide to the Company certain services, including engineering and environmental services, logistics and information technology services, financial services, human resources administration services and employee benefits administration, which 3M historically provided to the Transferred Businesses prior to the Distribution Date. The length of time that 3M is required to provide such services and the amount that the Company is required to pay for such services varies based on the type of service. The Corporate Services Agreement is terminable by each party upon 90 days notice, provided that 3M is not permitted to terminate certain specified services, which the parties have determined will require a longer period to replace. The costs associated with the services provided by 3M are either a fixed dollar amount based on the estimated cost of the services provided, or an amount determined pursuant to a formula based on the services actually provided. Services required by the Company after July 1, 1997 are based on costs incurred plus an 8% mark-up. Certain foreign subsidiaries of the Company and 3M entered into corporate services agreements pursuant to which 3M agreed to provide to such subsidiaries services similar to those being provided to the Company pursuant to the Corporate Services Agreement. The cost of all such services supplied by 3M to the Company totaled approximately $38 million during 1997. The Company does not expect to obtain any material amount of services from 3M pursuant to the Corporate Services Agreement after June 30, 1998.

ENVIRONMENTAL MATTERS AGREEMENT
         3M and the Company entered into an Environmental Matters Agreement (the "Environmental Matters Agreement") providing for their respective obligations concerning environmental liabilities arising out of the operation of the premises of the Transferred Businesses and other environmental matters.

         Under the Environmental Matters Agreement, the Company assumed and agreed to indemnify 3M for all liabilities relating to, arising out of or resulting from (i) operations at the Company's facilities as conducted before the Distribution Date; (ii) the disposal of hazardous materials from the Company's facilities before the Distribution Date and at Superfund Sites, where such liabilities are discovered after the Distribution Date; and (iii) operations of the Transferred Businesses on and after the Distribution Date. 3M agreed to retain responsibility for environmental liabilities relating to former premises which may have been associated with the Transferred Businesses, and known Superfund sites associated with the properties of the Transferred Businesses on or before the Distribution Date.

INTELLECTUAL PROPERTY AGREEMENT
         3M and the Company entered into an Intellectual Property Rights Agreement (the "Intellectual Property Agreement") pursuant to which 3M granted to the Company, effective as of the Distribution Date, rights to use certain intellectual property (such as patent rights, copyrights, mask work rights and proprietary information) exclusively in the fields of use in which the Transferred Businesses operated as of the Distribution Date and non-exclusively in certain other fields. In addition, 3M transferred to the Company title to certain intellectual property rights previously used by the Transferred Businesses, subject to certain rights of 3M to continue to use such intellectual property rights. The Intellectual Property Agreement further provides for cross licensing of certain future intellectual property developed during a transition period. In addition, for various transition periods specified in the Intellectual Property Agreement (such periods commencing on the Distribution Date and continuing for two, three or five years thereafter), the Company is granted the right to use certain 3M trademarks under a royalty-bearing license.

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

         With the exception of licensed trademark rights, no royalties or fees are payable by the Company to 3M for the assignment and license of intellectual property to the Company under the Intellectual Property Agreement. With respect to licensed trademarks, the Company is required to pay a royalty, which the Company believes is reasonable, through cash payments, commitments to purchase product from 3M and/or engaging in certain other activities benefiting 3M. Cash payments to 3M for royalties associated with licensed trademark rights totaled approximately $1.9 million in 1997.

         The parties have agreed to cross-license each other under certain patents and proprietary information developed by each party during the two year period ending June 30, 1998. The cross-licenses are royalty-free and generally of the same scope (i.e., exclusive or non-exclusive in defined fields) as the licenses granted to and retained by the Company and 3M, respectively, under the patents and proprietary information existing at the time of the Distribution.

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

SUPPLY, SERVICE AND CONTRACT MANUFACTURING AGREEMENTS

         3M and the Company entered into various product and service supply agreements (the "Supply Agreements") providing for the supply by 3M to the Company and by the Company to 3M, of certain products and services. Under the Supply Agreements, 3M supplies to the Company certain raw material and intermediate products including film, specialty chemicals and abrasives and provides to the Company certain contract manufacturing services, primarily equipment assembly services. Under the Supply Agreements, the Company supplies to 3M certain semi-finished products and components and provides to 3M certain contract manufacturing and other services, including converting, slitting and coating services and technical field service. The prices for products supplied by either party under the Supply Agreements are based on the cost of supplying such product plus a 5% mark-up in 1996, a 10% mark-up in 1997 and a 15% mark-up in 1998 and thereafter. The prices paid for contract manufacturing services provided by either party vary depending on the services provided but generally are based on costs incurred plus an 8% mark-up. The amount paid by the Company to 3M for products and services delivered pursuant to the Supply Agreements totaled approximately $110 million in 1997.

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

         The form of lease entered into by 3M and the Company provides for the payment of rent in an amount approximating the standard recharge rate used by the lessor with respect to internal uses of such facilities. The leases generally provide for a two year term, and in some cases include an option to extend the term of the lease for an additional two years. The amount paid by 3M to the Company in 1997 with respect to Shared Facility Agreements totaled approximately $9 million; and the amount paid by the Company to 3M in 1997 with respect to such agreements totaled approximately $9.5 million.

         The Company has completed construction of an office building and commenced construction of a research and development facility at its headquarters site in Oakdale in order to consolidate its headquarters operations.

         See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of various factors that could cause the Company's future financial results to differ materially from the Company's expectations.

                           --------------------------

                        EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company on March 30, 1998, together with their ages and business experience, are set forth below.

         WILLIAM T. MONAHAN, age 51, is Chairman of the Board, President and Chief Executive Officer of the Company, and is also currently serving as the acting President--Customer Solutions.From June 1993 to March 1996, he was Group Vice President responsible for 3M's Electro and Communications Group, and from May 1992 to May 1993, he was Senior Managing Director of 3M Italy. From September 1989 to May 1992, he was Vice President of 3M's Data Storage Products Division.

         CAROLYN A. BATES, age 51, is the Company's General Counsel. From 1991 to July 1, 1996, she was Assistant Chief Intellectual Property Counsel of 3M.

         JILL D. BURCHILL, age 43, is the Company's Chief Financial Officer. From April 1995 to July 1, 1996, she was Sector Controller for 3M's Information, Imaging and Electronic Sector. From May 1993 to April 1995, she was Group Controller for 3M's Memory Technology Group.

         DR. KRZYSZTOF K. BURHARDT, age 55, is Vice President and Chief Technology Officer for the Company. From July 1991 to July 1, 1996, he was Research and Development Vice President for 3M's Information, Imaging and Electronic Sector.

         DENNIS A. FARMER, age 54, is Vice President, Talent Effectiveness for the Company. He previously served as Vice President, Marketing and Public Affairs for the Company. From March 1994 to July 1, 1996, he was Vice President of 3M's Data Storage Markets Division, and from May 1992 to February 1994, he was General Manager of that division.

         DAVID G. MELL, age 51, is Vice President, Corporate Business and Manufacturing Strategy for the Company. He was Vice President of 3M's Data Storage Tape Technology Division from May 1995 to July 1, 1996, Vice President of 3M's Data Storage Diskette and Optical Technology Division from March 1994 to April 1995, and General Manager of that division from May 1992 to February 1994.

         CHARLES D. OESTERLEIN, age 55, is Vice President and President--Product Technologies for the Company. From 1994 to July 1, 1996, he was Vice President of 3M's Printing and Publishing Systems Division and from 1992 to 1994, he was General Manager of 3M's Audio and Video Technology Division.

         CLIFFORD T. PINDER, age 51, is Vice President and President--Growth Technologies for the Company. From March 1994 to July 1, 1996, he was Vice President of 3M's Medical Imaging Systems Division, and from July 1993 to March 1994, he was Vice President of 3M's Photo Color Systems Division.

         DAVID H. WENCK, age 54, is Vice President, International for the Company. From May 1995 to July 1, 1996, he was General Manager of 3M's Data Storage Optical Technology Division. From December 1994 to April 1995, he was Department Manager of 3M's Software Media and

CD-ROM Services Department, and from July 1986 to September 1994, he was Project Manager of 3M's Optical Recording Project.

ITEM 2.  PROPERTIES
         The Company's headquarters are located in Oakdale, Minnesota. During 1997, the Company completed construction of an office building and currently is in the process of constructing a research and development facility at its Oakdale site in order to consolidate its headquarters operations. The costs of construction of this research and development facility are being financed through a synthetic lease financing arrangement. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity". Construction of this facility will enable the Company to re-locate approximately 1,100 employees currently located in facilities being leased by the Company from 3M. The Company's major facilities (all of which are owned by the Company, except where noted), and the products manufactured at such facilities are listed below. The Company's facilities are in good operating condition suitable for their respective uses and adequate for the Company's current needs.




FACILITY                                         PRODUCTS
United States
-------------
Camarillo, California                            Data tape
Fremont, California (leased)                     CD-ROM
Menomonie, Wisconsin (leased)                    Laserdisc, CD-ROM and DVD-ROM
Middleway, W. Virginia                           Printing plates
Nekoosa, Wisconsin                               Carbonless paper
Oakdale, Minnesota                               Headquarters
Pine City, Minnesota                             Micrographic cards
St. Paul, Minnesota (leased)                     Laboratory facilities
Tucson, Arizona                                  Data tape
Vadnais Heights, Minnesota (leased)              Optical
Wahpeton, North Dakota                           Diskettes/molding
Weatherford, Oklahoma                            Diskettes/photographic film
White City, Oregon                               Medical Imaging films

International
-------------
Bracknell, United Kingdom                        Administrative
Beauchamp, France (leased)                       Printing plates
Breda, Netherlands (leased)                      CD-ROM services
Milan, Italy (leased)                            Administrative
Rotterdam, Netherlands (leased)                  Administrative
Ferrania, Italy                                  X-ray films/photographic film
Florida, Argentina                               X-ray films
Harlow, United Kingdom                           Research facility
London, Ontario, Canada (leased)                 Administrative

ITEM 3.  LEGAL PROCEEDINGS
         The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain as of December 31, 1997 the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 1997 would not be material to the Company's financial position or annual results of operations or cash flows. In connection with the Distribution, the Company assumed substantially all liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date. See Item 1. "Business--Relationship Between 3M and the Company--Transfer and Distribution Agreement."

         In addition, on December 2, 1997 Eastman Kodak Company ("Kodak") filed a civil complaint against the Company, 3M and certain of their respective subsidiaries in the U.S. District Court for the Western District of New York. The complaint alleges improper receipt of Kodak trade secrets by 3M's Italian subsidiaries between 1993 and May 1996 from Harold Worden, a retired Kodak employee. Worden has since pleaded guilty and been sentenced in the Western District of New York on criminal charges of interstate transportation of stolen Kodak documents. The 3M subsidiaries that dealt with Worden became subsidiaries of the Company in connection with the Distribution in July 1996. In its complaint, Kodak seeks unspecified compensatory damages, treble damages, punitive damages and permanent injunctive relief.

         On December 2, 1997 the Company, 3M and their respective subsidiaries filed a suit in Italy asking the Italian Court to declare that they have no liability to Kodak in this matter. On February 6, 1998 the Company and 3M filed a request that the U. S. District Court dismiss the action on grounds that it is properly venued in Italy, as well as on grounds of legal flaws in Kodak's claims. The motion to dismiss is scheduled to be heard by the U. S. District Court on May 7, 1998, with a decision regarding the dismissal expected in early summer 1998. It is not possible at this time to reach any conclusions as to the outcome of this litigation. The Company disputes any liability to Kodak and intends to vigorously defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. As of February 27, 1998, there were 40,597,915 shares of the Company's common stock, $.01 par value ("Common Stock"), outstanding held by approximately 61,299 shareholders of record. The Company's Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Company did not pay any dividends during 1997. Future dividends will be determined by the Company's Board of Directors.

         The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on the New York Stock Exchange Composite Transactions. The Company's Common Stock commenced regular way trading on the New York Stock Exchange on July 15, 1996.

                  1997 SALES PRICES               1996 SALES PRICES
                  -----------------               -----------------
                  HIGH         LOW                 HIGH         LOW
                  ----         ---                 ----         ---
First Quarter     $30.38     $25.00                --            --
Second Quarter    $27.38     $22.25                --            --
Third Quarter     $29.69     $22.31              $26.25       $20.38
Fourth Quarter    $24.25     $15.56              $33.00       $22.75

ITEM 6.  SELECTED FINANCIAL DATA.

                      Selected Consolidated Financial Data*

                                           1997         1996         1995          1994         1993
-------------------------------------------------------------------------------------------------------
(In millions, except per share data)
Statement of Operations Data:
   Net revenues                         $  2,201.8   $  2,278.2   $  2,245.6    $  2,280.5   $  2,307.8
   Gross profit                              770.8        795.4        724.7         838.5        886.2
   Selling, general and administrative       580.6        563.0        539.4         531.5        529.0
   Research and development                  194.9        183.1        222.4         211.2        216.7
   Restructuring charges                     170.0         53.9        111.8          --           --
   Operating income (loss)                  (174.7)        (4.6)      (148.9)         95.8        140.5
   Income (loss) before tax and
      minority interest                     (206.0)       (15.0)      (166.8)         81.3        127.4
   Net income (loss) (1)                    (180.1)       (20.5)       (85.0)         54.3         75.3
   Basic and diluted earnings (loss)
      per common share                       (4.54)       (0.49)       (2.02)         1.28          n/a

Balance Sheet Data:
   Working capital                      $    538.9   $    607.3   $    658.4    $    714.0   $    618.4
   Property, plant and equipment, net        381.6        480.1        513.2         654.9        642.2
   Total assets                            1,665.5      1,573.3      1,541.5       1,671.7      1,545.6
   Long-term debt                            319.7        123.1         --            --           --
   Total liabilities                         983.3        643.0        392.8         371.7        345.8
   Total shareholders' equity                682.2        930.3      1,148.7       1,300.0      1,199.8

Other Information:
   Current ratio                               2.0          2.5          3.2           3.5          3.4
   Days sales outstanding                       76           77           78            76           70
   Months in inventory                         3.4          3.2          3.4           4.0          3.2
   Assets/equity                               2.4          1.7          1.3           1.3          1.3
   Return on assets(2)                         1.3%         2.6%         0.2%          3.4%         4.9
   Return on equity(2)                         2.5%         3.9%         0.3%          4.3%         6.3
   Capital expenditures                 $    116.3   $    167.4   $    180.2    $    182.7   $    211.4

   Number of employees                       9,800        9,400       12,300        13,000       13,500


----------



* See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--General Overview" for a description of the basis of presentation of the financial information presented in this table.



(1) Net Income, excluding restructuring and other special charges, in 1997, 1996 and 1995 was $20.3 million, $40.1 million and $3.3 million, respectively (see
Note 5 of Notes to Consolidated Financial Statements).

(2) Return percentages are calculated using net income excluding restructuring and other special charges noted in (1) above for 1997,1996, and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL OVERVIEW

         Effective July 1, 1996, the Company began operations as an independent, publicly held company. See Item 1. "Business--Introduction." In 1997 the Company completed its first full year of operations as an independent company. Prior to July 1, 1996, the financial statements of the Company reflect the results of operations, financial position and cash flows of the Transferred Businesses as they operated within 3M. As a result, the financial statements of the Company prior to July 1, 1996 have been carved out from the financial statements of 3M using the historical results of operations and historical basis of the assets and liabilities of such businesses. The Company's statements of operations prior to July 1, 1996 include all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and include an allocation of certain general corporate expenses of 3M which were not directly related to these businesses, including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. Management believes these allocations were made on a reasonable basis. The financial information included herein for periods prior to July 1, 1996, may not necessarily be indicative of the results of operations, financial position and cash flows of the Company had the Company been a separate, independent company during the periods presented.

         The following table displays the Company's results of operations for 1997, 1996 and 1995, as reported, compared to results with the restructuring and other special charges recorded by the Company in such years excluded.


--------------------------- -------------------------- --------------------------- ---------------------------
                                      1997                        1996                        1995
(In millions,               -------------------------- --------------------------- ---------------------------
except per share data)        Reported     Adjusted*     Reported     Adjusted*      Reported     Adjusted*
--------------------------- ------------- ------------ ------------- ------------- ------------- -------------
Net revenues                    $2,201.8      $2,201.8     $2,278.2      $2,278.2     $2,245.6       $2,245.6
--------------------------- ------------- ------------ ------------- ------------- ------------- -------------
Gross profit                       770.8         785.8        795.4         803.3        724.7          774.9
--------------------------- ------------- ------------ ------------- ------------- ------------- -------------
Operating income (loss)           (174.7)         61.5         (4.6)         83.8       (148.9)          17.4
--------------------------- ------------- ------------ ------------- ------------- ------------- -------------
Net income (loss)                 (180.1)         20.3        (20.5)         40.1        (85.0)           3.3
--------------------------- ------------- ------------ ------------- ------------- ------------- -------------
Basic and diluted                 $(4.54)        $0.51       $(0.49)        $0.97       $(2.02)         $0.08
earnings (loss) per
common share
--------------------------- ------------- ------------ ------------- ------------- ------------- -------------


         * Adjusted results exclude restructuring charges, special costs related to restructuring, acquisition related charges, and other year-end adjustments.

         The Company has completed substantially all of its 1995 and 1996 Distribution-related restructuring plans. As part of these restructuring activities, the number of reported employees of the Company was reduced from approximately 12,300 at December 31, 1995 to 9,800 at

December 31, 1997. The 1997 restructuring is expected to result in an additional net reduction of approximately 1,700 employees worldwide by the end of 1998. See
Item 1. "Business--Employees."

         At the time of the Distribution, the Company established an overall financial goal of improving the Company's economic profit (measured as operating income after taxes in excess of a charge for the use of capital) by $150 million over the three-year period ending December 31, 1998. As a result of a number of factors contributing to the Company's financial performance in 1997, the Company does not expect to achieve its $150 million economic profit improvement goal by the end of 1998. As of December 31, 1997, the Company had achieved approximately $64 million in economic profit improvement since December 31, 1995. Cost reductions during this period contributed $35 million to this improvement and improved asset management contributed $39 million. Revenue declines during this period partially offset these improvements by $10 million.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to revenue of certain items in the Company's Consolidated Statements of Operations for the years indicated.


-------------------------------------- ----------------------------------- -----------------------------------
        Percentage of revenue                                                     Percentage of dollar
                                                                                   increase (decrease)
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
    1997         1996        1995                                            1997 vs 1996      1996 vs 1995
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
     100.0%        100.0%      100.0%  Net revenues                              (3.4)%              1.5%
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
      35.0          34.9        32.3   Gross profit                              (3.1)               9.8
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
      26.4          24.7        24.0   Selling, general and                       3.1                4.4
                                       administrative
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
       8.8           8.0         9.9   Research and development                   6.4              (17.7)
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
       7.7           2.4         5.0   Restructuring charges                    215.4              (51.8)
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
      (7.9)         (0.2)       (6.6)  Operating loss                        (3,697.8)              96.9
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
       1.5           0.5         0.8   Non-operating expense, net               201.0              (41.9)
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
      (1.2)          0.2        (3.1)  Income tax provision (benefit)            n/a                n/a
------------- ----------- ------------ ----------------------------------- ----------------- -----------------
      (8.2)         (0.9)       (3.8)  Net loss                                (778.5)              75.9
------------- ----------- ------------ ----------------------------------- ----------------- -----------------


The following table includes the same information as above, but excludes the impact of restructuring and other special charges as discussed in "General Overview" above.


--------------------------------------------- ------------------------------- --------------------------------
Percentage of revenue (excluding                                              Percentage of dollar
restructuring and other special
charges)                                                                       increase (decrease)
--------------------------------------------- ------------------------------- --------------------------------

--------------- -------------- -------------- ------------------------------- ---------------- ---------------
     1997           1996           1995                                        1997 vs 1996     1996 vs 1995
--------------- -------------- -------------- ------------------------------- ---------------- ---------------
     100.0%          100.0%         100.0%    Net revenues                          (3.4)%             1.5%
--------------- -------------- -------------- ------------------------------- ---------------- ---------------
      35.7            35.3           34.5     Gross profit                          (2.2)              3.7
--------------- -------------- -------------- ------------------------------- ---------------- ---------------
      25.9            24.1           24.0     Selling, general and                   4.1               1.7
                                              administrative
--------------- -------------- -------------- ------------------------------- ---------------- ---------------
       7.0             7.5            9.7     Research and development             (10.5)            (21.5)
--------------- -------------- -------------- ------------------------------- ---------------- ---------------
       2.8             3.7            0.8     Operating income                     (26.6)            381.6
--------------- -------------- -------------- ------------------------------- ---------------- ---------------
       1.2             0.5            0.8     Non-operating expense, net           149.0             (41.9)
--------------- -------------- -------------- ------------------------------- ---------------- ---------------
       0.7             1.4           (0.1)    Income tax provision (benefit)       (54.6)            n/a
--------------- -------------- -------------- ------------------------------- ---------------- ---------------
       0.9             1.8            0.1     Net income                           (49.4)           1115.2
--------------- -------------- -------------- ------------------------------- ---------------- ---------------


NET REVENUES

          The following table sets forth the components of net revenue changes for 1997, 1996 and 1995.

------------ -------------------------------- ------------------------------- --------------------------------
                          1997                             1996                            1995
             ---------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ----------
               U.S.       INTL.    TOTAL        U.S.       INTL.    TOTAL       U.S.       INTL.    TOTAL
------------ ---------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ----------
Volume          3.3%       9.0%       6.1%       5.6%     10.1%        7.9%     (0.5)%      6.3%      2.7%
------------ ---------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ----------
Price          (4.1)      (6.7)      (5.4)      (2.9)     (7.0)       (4.9)     (5.4)      (7.3)     (6.3)
------------ ---------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ----------
Translation      -        (8.3)      (4.1)        -       (2.9)       (1.5)      -          4.3       2.0
------------ ---------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ----------
Total          (0.8)%     (6.0)%     (3.4)%      2.7%      0.2%        1.5%     (5.9)%      3.3%     (1.6)%
------------ ---------- ---------- ---------- ---------- ---------- --------- ---------- ---------- ----------




         Net revenues in 1997, 1996 and 1995 were $2,201.8 million, $2,278.2 million and $2,245.6 million, respectively. Net revenues decreased 3.4% percent in 1997 compared to an increase of 1.5 percent in 1996. Volume growth was 6.1 percent in 1997 compared to 7.9 percent in 1996. Volume growth in 1997 was driven by increased sales of newly introduced product platforms (primarily DryView laser imaging systems, SuperDisk products, Travan data cartridges, and Rainbow digital proofing systems), the acquisitions of Luminous Corporation and Cemax-Icon, Inc., and greater international market penetration in Asia and Latin America. Price declines were 5.4 percent in 1997 compared to 4.9 percent in 1996. Price erosion increased slightly during 1997 as the Company continues to experience pricing pressure across many of its product lines. The Company expects price declines to continue in the five to six percent range in the near term. Changes in currency exchange rates negatively impacted net revenues 4.1 percent in 1997 while negatively impacting net revenues 1.5 percent in 1996. The Company expects 1998 revenues to be positively impacted by the continued growth of its newly introduced product platforms and acquisitions partially offset by revenue declines in its mature products and businesses to be exited as part of its restructuring plans, continued pricing pressures, and negative impacts of foreign currency exchange rates.

         Approximately 48 percent of the Company's net revenues in 1997 were from sales outside the United States compared to 49 percent in 1996, with this decrease primarily due to the impact of currency exchange rates. In 1995, 50 percent of the Company's net revenues were from outside the United States. In the Company's international operations, volume rose 9.0 percent in 1997 and 10.1 percent in 1996. The increase in volume growth in 1997 and 1996 was due to greater market penetration in Asia and Latin America and new product platforms. Price declines of 6.7 percent and 7.0 percent occurred in 1997 and 1996, respectively. The net result of the volume and price changes was a 2.3 percent revenue growth in local currencies in 1997 while local currency revenue increased 3.1 percent in 1996. Changes in currency exchange rates negatively impacted international net revenues by 8.3 percent in 1997 and by 2.9 percent in 1996. The Company continues to expect currency fluctuations and slowing international economies to negatively impact revenues in 1998.

         United States net revenues declined by 0.8 percent in 1997 compared to an increase of 2.7 percent in 1996. The decrease in 1997 was driven by price declines in the Company's mature product lines and a decline in the desktop data cartridge business. Volume growth was 3.3 percent and 5.6 percent in 1997 and 1996, respectively, while price declines were 4.1 percent in 1997 compared to
2.9 percent in 1996.

GROSS PROFIT

         Gross profit for 1997 was $770.8 million, which includes the impact of $15.0 million in special charges related primarily to the write-down of inventory. Gross profit for 1996 was $795.4 million, which includes the impact of $7.9 million in special charges primarily related to the write-off of certain packaging materials in connection with the Distribution. Gross profit in 1995 was $724.7 million, which includes the impact of $50.2 million in special charges primarily related to asset write-offs. Excluding the impact of special charges, gross profit in 1997, 1996 and 1995 would have been $785.8 million, $803.3 million and $774.9 million or 35.7 percent, 35.3 percent and 34.5 percent of revenues, respectively. This margin improvement was primarily due to volume increases, productivity improvements, and lower raw material costs, partially offset by lower selling prices, weakness in the desktop data cartridge business, and the impact of currency exchange rates. The general industry price increases for silver in early 1998 are expected to negatively impact 1998 gross profit; however, the Company hedges certain raw material commodity purchases which will somewhat offset the effect of these increased prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          In 1997, 1996 and 1995, selling, general and administrative expenses were $580.6 million, $563.0 million and $539.4 million, respectively. Excluding special charges of $9.5 million in 1997 and $14.6 million in 1996, selling, general and administrative expenses would have been $571.1 million and $548.4 million, or 25.9 percent and 24.1 percent of revenues, in 1997 and

1996, respectively. Selling, general and administrative expenses increased in 1997 in line with the Company's spending plans for increased advertising and promotional activities related to new product introductions (primarily SuperDisk products ) and for investments in the Company's information technology infrastructure and remained essentially unchanged in 1996 from 1995, when selling, general and administrative expenses were 24.0 percent of revenues. The 1997 and 1996 selling, general and administrative expenses include $20.8 million and $41.8 million, respectively, of start-up costs related to designing and implementing more efficient business processes and developing the Company's brand identity. These start-up costs are expected to continue in 1998. In 1998, the Company expects to begin amortizing capitalized software development costs associated with the design, testing and implementation of the Company's new IT systems. The Company expects these costs to be less than the amounts currently paid to 3M, through service contracts, for use of their systems.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses in 1997 and 1996 were $194.9 million and $183.1 million, respectively. Expenses in 1997 include a non-tax-deductible charge of $41.7 million for acquired in-process research and development costs related to the Company's acquisition of Cemax-Icon, Inc., while 1996 expenses include a non-tax-deductible charge of $12.0 million for acquired in-process research and development costs related to the Company's acquisition of Luminous Corporation. Research and development expenses in 1995 were $222.4 million, which include $4.3 million in special charges related to asset write-offs. Excluding the impact of acquisition-related and special charges, research and development expenses in 1997, 1996 and 1995 would have been $153.2 million, $171.1 million and $218.1 million, or 7.0 percent, 7.5 percent and 9.7 percent of revenues, respectively. The decrease in 1997 expenses of $17.9 million (excluding special charges) is due to continuing research and development cost structure improvements in line with Company expectations. The decrease in expenses from 1995 to 1996 is due to a consolidation of laboratories from fourteen to seven and higher than normal spending in 1995 reflecting investments made in a number of the Company's new products which came to market during 1995 and early 1996. In 1998, the Company will continue to invest in research and development relating to its growth businesses while decreasing its research and development costs for mature products.

RESTRUCTURING CHARGES

         The Company recorded restructuring charges of $170.0 million, $53.9 million and $111.8 million in 1997, 1996 and 1995, respectively. These charges relate to the Company's reorganization and restructuring activities and include costs associated with employee separation benefits, fixed asset write-offs, and other business exit costs. The 1997 restructuring charge of $170.0 million consists of $91.5 million for employee separation related costs, $61.5 million for fixed asset write-downs, and $17.0 million for other business exit costs. In 1998, the Company expects cost savings from the restructuring activities announced in 1997 of approximately $35 million.

OPERATING INCOME (LOSS)

         The operating loss for 1997, 1996 and 1995 was $174.7 million, $4.6 million and $148.9 million, respectively. Losses in these years were the result of the restructuring and other special charges discussed above. Excluding these charges, operating income would have been $61.5 million in 1997 and $83.8 million in 1996. The decrease of $22.3 million in 1997 reflects lower gross profit and higher selling, general and administrative costs offset by lower research and development costs. Excluding the restructuring and other special charges, operating income would have been $17.4 million in 1995, with 1996 operating income representing an improvement of $66.4 million. This improvement is primarily a result of sales growth, higher gross profit, and lower research and development spending as discussed above.

NON-OPERATING EXPENSE

         Non-operating expense for 1997 totaled $31.3 million as compared to $10.4 million for 1996. This increase is primarily due to increased interest expense on outstanding borrowings and foreign currency transaction losses. In 1996, non-operating expense decreased by $7.5 million from $17.9 million in 1995. This decrease is due to an increase in other income of $2.9 million, primarily related to investment gains prior to the Distribution, and to lower interest expense due to lower outstanding debt levels and a lower effective interest rate. Interest expense prior to the Distribution was based on an assumed $250 million in outstanding debt and 3M's effective interest rate during the period. The allocation of interest prior to the Distribution is more fully discussed in Note 7 of the Notes to Consolidated Financial Statements. The Company utilized certain financial instruments to manage risks associated with interest rate and foreign currency risks. See Note 8 of the Notes to Consolidated Financial Statements for a description of financial instruments held by the Company.

INCOME TAX

         Excluding restructuring and other special charges, the Company's effective tax rate was 42.9 percent, 45.9 percent and 42.3 percent of pre-tax income for 1997, 1996 and 1995, respectively. While the Company continues to earn profits in high tax jurisdictions, future profits and the benefits of a tax effective structure are expected to decrease future tax rates. The Company has performed an analysis of the recoverability of deferred tax assets and has recorded valuation allowances for the portion not considered recoverable. At December 31, 1997, the Company had net deferred tax assets of $89.1 million. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income, primarily in the U. S. The Company believes that its restructuring plans announced in 1997 will result in the generation of sufficient future taxable income to recover the Company's recorded net deferred tax assets. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the years in which the net operating loss carryforwards available to the Company expire.

MINORITY INTEREST

         Minority interest was $0.4 million and $11.3 million in 1996 and 1995, respectively. The 1995 minority interest includes $7.7 million of restructuring charges related to the Company's operations in Japan.

NET INCOME (LOSS)

         The net loss for 1997 totaled $180.1 million ($4.54 per basic and diluted share), compared to a net loss of $20.5 million ($0.49 per basic and diluted share) in 1996 and $85.0 million ($2.02 per basic and diluted share) in 1995. Excluding restructuring and other special charges, net income would have been $20.3 million ($0.51 per basic and diluted share), $40.1 million ($0.97 per basic and diluted share), and $3.3 million ($0.08 per basic and diluted share) in 1997, 1996 and 1995, respectively. All per share amounts prior to the Distribution are based on an average number of shares outstanding equal to one-tenth the weighted average number of 3M shares outstanding based on the distribution ratio of one share of the Company's stock for ten shares of 3M stock.

PERFORMANCE BY GEOGRAPHIC AREA

UNITED STATES

         In 1997, United States net revenues totaled $1,150.5 million, down 0.8 percent from $1,159.5 million in 1996. Volume increased 3.3 percent while selling prices decreased 4.1 percent. Operating losses were $200.4 million in 1997 compared to $95.3 in 1996. Excluding restructuring and other special charges of $174.9 million in 1997 and $77.1 million in 1996, the operating loss would have been $25.5 million in 1997 and $18.2 million in 1996. The change of $7.3 million in 1997 is primarily due to continued price declines in the Company's mature products.

EUROPE, MIDDLE EAST AND AFRICA

         Net revenues totaled $722.6 million in 1997, down 11.5 percent from $816.2 million in 1996. In 1997, volume increased 3.2 percent, selling prices declined 5.3 percent, and changes in currency exchange rates negatively impacted revenues by 9.4 percent. Excluding restructuring and other special charges in Europe of $64.5 million in 1997 and $9.8 million in 1996, operating income would have been $65.8 million in 1997 and $88.6 million in 1996, a decrease of $22.8 million.

LATIN AMERICA, ASIA AND CANADA

         Net revenues increased by 8.7 percent in 1997 to $328.7 million. Changes in currency exchange rates caused revenues to decrease by 5.1 percent. Revenues were up 21.8 percent due to volume increases offset by selling price declines of 8.0 percent. Operating income increased by $13.2 million, after excluding restructuring and other special charges of $2.2 million in 1997 and $1.5 million in 1996.

FINANCIAL POSITION

         The Company had 3.4 months of inventory on hand at December 31, 1997, compared to 3.2 months at December 31, 1996. The accounts receivable days sales outstanding was 76 days at December 31, 1997, down from 77 days at December 31, 1996. Other current assets were $141.7 million at December 31, 1997 compared to $94.5 million at December 31, 1996. This increase is primarily due to an increase in current deferred tax assets of $33.4 million, an increase in taxes receivable of $12.4 million, and an increase in prepaid expenses in Europe of $24.1 million, primarily related to prepaid value added taxes, offset by decreases in other prepaid items.

         The net book value of property, plant and equipment at December 31, 1997 was $381.6 million, a decrease of $98.5 million from $480.1 million at December 31, 1996. This decrease is due to lower capital spending than depreciation expense, the write-down of assets as part of the Company's reorganization and restructuring process, and the effect of foreign exchange rates on translation of foreign subsidiary financial statements.

         Accounts payable at December 31, 1997 decreased by $11.9 million from December 31, 1996. The balance in other current liabilities at December 31, 1997 was $313.7 million, an increase of $154.9 million over 1996. This increase is primarily due to an increase in the accrual for restructuring costs as discussed above.

LIQUIDITY

         Cash provided by operating activities was $133.5 million in 1997, $306.0 million in 1996 and $256.8 million in 1995. The adjustments to net income include depreciation and amortization, which ranged from $147.5 million to $189.5 million per year during these periods, and restructuring and other special charges which were $241.6 million, $88.4 million and $166.3 million in 1997, 1996 and 1995, respectively. The Company expects net cash payments of approximately $100 million in 1998 related to the 1997 restructuring actions. Working capital and related cash requirements increased by $24.8 million in 1997 compared to a decrease of $40.3 million in 1996 and $30.7 million in 1995. The Company expects 1998 depreciation expense to be approximately $125 million.

         Investing activities utilized cash of $240.6 million in 1997, $184.6 million in 1996 and $187.5 million in 1995. In 1997, capital spending was $116.3 million, and the Company expects capital expenditures in 1998 to be approximately $100 million. The Company also capitalized $97.8 million and $13.5 million of software expenditures in 1997 and 1996, respectively, primarily related to the development, testing and implementation of the Company's new IT systems. The Company plans to spend an additional $40 million during the first half of 1998. In addition, net cash paid in 1997 and 1996 related to acquisitions totaled $29.0 million and $10.3 million, respectively.

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

         At December 31, 1997, the Company had borrowed $313.0 million under its $350 million 5-year revolving credit facility with a syndicate of banks (the "Credit Agreement"). As a result of the restructuring and other special charges recorded by the Company in its 1997 consolidated financial statements, as of December 31, 1997, the Company was not in compliance with certain of its financial covenants contained in the Credit Agreement. In December 1997, the Company obtained a limited waiver from the lenders who are parties to the Credit Agreement under which the lenders agreed to waive compliance by the Company with the financial covenants contained in the Credit Agreement during the period from December 17, 1997 to March 30, 1998. On March 30, 1998, the Company entered into a Limited Waiver and Amendment to its Credit Agreement, which provides for an extension through January 5, 1999 of the limited waiver granted in December 1997. During the extended waiver period, borrowings under the Credit
Agreement will be collateralized by substantially all of the Company's assets and the Company will be required to maintain a specified minimum level of earnings before income taxes, depreciation and amortization (EBITDA). The Company will also incur certain fees and increased interest rates on outstanding borrowings under the Credit Agreement during the extended waiver period. The Credit Agreement also contains a number of provisions restricting the Company's ability to take certain actions, including the incurrence of additional indebtedness, the creation of additional liens, the making of certain restricted payments and the sale of substantial assets of the Company. It also contains certain ongoing reporting requirements, including computations regarding the Company's financial condition, absence of events of default and absence of material adverse changes in the financial condition or results of operations of the Company. The Company expects to enter into a new credit facility prior to December 31, 1998.

         In addition to borrowings under the Company's Credit Agreement, certain subsidiaries have arranged borrowings locally outside of the Credit Agreement. As of December 31, 1997, $38.0 million of borrowings were outstanding, primarily short-term, under these arrangements.

         In March 1997, the Company entered into a synthetic lease facility to fund the cost of construction of a new research and development facility at the Company's headquarters. Construction is expected to be completed in June 1998, at which time lease payments under the lease will commence. The Company has the option to purchase the facility at the end of the five-year lease term. In the event the Company elects not to exercise its purchase option, it will be obligated to arrange for the sale of the facility. The Company has guaranteed the lessor a sale price of $58.5 million in connection with any such sale of the facility. The synthetic lease facility contains a cross default provision to the Credit Agreement. The facility also requires that the Company comply with the financial covenants contained from time to time in the Company's Credit Agreement, or a replacement thereof, provided that any amendment or waiver of such covenants approved by the lenders under the Credit Agreement are also effective under the synthetic lease facility.

         As of December 31, 1997, the Company had a ratio of debt to total capital of approximately 34 percent. The Company believes this ratio will decrease over time due to savings from restructuring activities and additional focus on more efficient utilization of working capital. The Company believes it has the financial resources needed to meet its business requirements in the foreseeable future.

         On February 4, 1997, the Company announced a stock repurchase plan, authorizing the Company to repurchase up to two million shares of the Company's common stock. On March 13, 1997, the Company's Board of Directors increased the stock repurchase authorization to a total of six million shares of the Company's common stock. During the first and second quarters of 1997, the Company repurchased a total of approximately 2.5 million shares of the Company's common stock. As of December 31, 1997, the Company held 2.3 million shares of treasury stock acquired at an average price of $24.51 per share.

YEAR 2000 COMPLIANCE
         The Company is currently assessing the impact of Year 2000 issues on its operations. A committee has been formed to oversee the identification, evaluation, and implementation of any changes necessary to achieve Year 2000 compliance in the Company's products, operations, and supply arrangements. The Company is in the process of designing, installing and implementing new corporate-wide IT systems that will enable it to operate independently from 3M. Major implementation efforts are scheduled to occur at the end of second quarter 1998. The Company presently believes that Year 2000 issues will not pose significant operational problems for the

Company's new IT systems, as implemented. However, the Year 2000 issue may have a material impact on the operations of the Company in the event the Company's new IT systems are not implemented as planned. In addition, the Company is currently evaluating its product and service offerings to determine whether any modifications will be necessary to ensure Year 2000 functionality. At this time, the Company is unable to quantify the cost of any such modifications or other activities required to address the Year 2000 issue and therefore is unable to determine if such costs and expenses will be material to the Company.


RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company will adopt Statement of financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, in 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from non-owner sources. Adjustments to the Company's net income to arrive at comprehensive income principally relate to foreign currency translation adjustments.

         Effective with year-end 1998 reporting, the Company will adopt SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting of operation segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS No. 131 but has not yet determined what segment information will be reported upon adoption. The Company believes that it may be required to present segment information beyond the one segment currently presented.

FORWARD LOOKING STATEMENTS
         The Company and its representatives may from time to time make written or oral forward-looking statements with respect to future goals of the Company, including statements contained in this Report, the Company's other filings with the Securities and Exchange Commission and in the Company's reports to shareholders.

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

         THE COMPANY'S ABILITY TO ESTABLISH A NEW BRAND AND IDENTITY. Prior to the Distribution, the Transferred Businesses had the benefit of certain 3M trademarks and 3M's reputation in marketing their products. Pursuant to agreements entered into with 3M, the Company continues to have the use of certain 3M trademarks for an agreed upon period of time following the Distribution. The Company's right to use certain 3M trademarks (such as the Scotch(TM) trademark) expires on June 30, 1998, while the right to use other 3M trademarks expires on June 30, 1999. The Company has made and continues to make significant investments in the development of the Company's identity and brand. However, there can be no assurance that the Company will be successful in this regard or that the loss of use of 3M trademarks might not have an adverse effect on the business of the Company.

         COMPETITIVE INDUSTRY CONDITIONS. The Company operates in a highly competitive environment. The Company's competitors are both larger and smaller than the Company in terms of resources and market shares. The marketplaces in which the Company operates are generally characterized by rapid technological change, frequent new product introductions, evolution to digital business solutions, and declining prices in certain product lines. In these highly competitive markets, the Company's success will depend to a significant extent on its ability to continue to develop and introduce differentiated and innovative products and customer solutions successfully on a timely basis. The success of the Company's offerings is dependent on several factors including understanding customer needs, strong digital technology, differentiation from competitive offerings, market acceptance and lower costs. Although the Company believes that it can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to the Company's ability to take these steps, the actions of competitors, some of which will have greater resources than the Company, or the pace of technological changes.

         CHANGING TECHNOLOGIES. The information processing industry is undergoing rapid technological change. As there is a greatly expanding need to manage and store more complex information in less time, with less resources and with greater accuracy, there is an increasing emphasis in the marketplace on solutions using digital technologies. In particular, the data storage market is characterized by short product development cycles that are driven by rapidly changing technology and consumer preferences as well as declining product prices. There can be no assurance that the Company will be able to continue to introduce new proprietary products, that the market will be receptive to its new products or that the Company's competitors will not introduce more advanced products ahead of the Company. In addition, while the Company currently has access to significant proprietary technologies through internal development and licensing arrangements with third parties, there can be no assurance that it will continue to have access to new competitive technologies that may be required to introduce new growth products in the markets served by the Company. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability. Therefore, the Company must make strategic decisions from time to time as to the technologies in which the Company desires to invest. If the Company is not successful in continuing to introduce new proprietary products in growth segments of the markets served by the Company, the Company may incur a material adverse impact on its business and financial results.

         THE COMPANY'S ABILITY TO ESTABLISH INDEPENDENT IT SYSTEMS AND BUSINESS PROCESSES. The Company is making significant investments in establishing the Company's information technology ("IT") infrastructure and in re-engineering the Company's business processes. Prior to the Distribution, these and other corporate services were provided to the Transferred Businesses by 3M. For a transition period following the Distribution, 3M has continued to provide such services to the Company. See Item 1. "Business--Relationship Between 3M and the Company--Corporate

Services Transition Agreement." During this transitional period the Company must establish its own services and support systems independent of 3M. The Company presently intends to implement a major portion of its new IT systems at the end of the second quarter of 1998 and is performing extensive testing on the new systems to detect any errors in the systems. However, as with all major IT system installations, there are a number of risks associated with implementation. If the Company is not able to implement the IT systems as planned or if the Company incurs delays or problems in the implementation, or if the installation results in lost data that is critical to the Company's operations, the additional costs associated with such events may have a material adverse impact on the Company's business and financial results.

         INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY. The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 48% of the Company's revenues in 1997, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, the Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates. The Company's foreign currency hedging policy attempts to mitigate some of these risks; however, these risk management activities are not comprehensive and there can be no assurance that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

         INTELLECTUAL PROPERTY RIGHTS. The Company's success depends in part on its ability to obtain and protect its intellectual property rights and to defend itself against intellectual property infringement claims of others. If the Company is not successful in defending itself against claims that may arise from time to time alleging infringement of the intellectual property rights of others, the Company could incur substantial costs in implementing remediation actions, such as redesigning its products or processes or acquiring license rights. Such costs or the disruption to the Company's operations occasioned by the need to take such actions could have a material adverse effect on the Company. See Note 16 of Notes to Consolidated Financial Statements. In addition, the Company utilizes valuable non-patented technical know-how and trade secrets in its product development and manufacturing operations. Although the Company utilizes confidentiality agreements and other measures to protect such proprietary information, there can be no assurance that these agreements will not be breached or that competitors of the Company will not acquire the information as a result of such breaches or through independent development. The Company has pursued a policy of aggressively enforcing its intellectual property rights against others who may infringe those rights. In connection with such enforcement actions, the Company may incur significant costs for which the Company may or may not be reimbursed by the alleged infringer.

         NET LOSSES FOR 1997, 1996 AND 1995; RESTRUCTURING CHARGES. The Company began operations as an independent public company on July 1, 1996 and therefore does not have a lengthy operating history as an independent company. The Company reported net losses of $180.1 million in 1997, $20.5 million in 1996 and $85.0 million in 1995. These results include restructuring charges and other special charges totaling $241.6 million in 1997, $88.4 million in 1996 and $166.3 million in 1995. Excluding these charges, the Company would have reported net income of $20.3 million in 1997, $40.1 million in 1996 and $3.3 million in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." While the Company's recently announced restructuring plans are designed to reduce the Company's cost structure and improve its profitability, there can be no assurance that the Company will be successful in achieving its financial improvement goals in the future. In addition, although the Company has no current plans to do so, if it becomes necessary for the Company to shut down or restructure additional businesses and operations in the future, it could incur substantial, additional charges in the process. The recording of these charges could have a material adverse impact on the Company's financial condition.

         FLUCTUATIONS IN THE COMPANY'S STOCK PRICE. The Company's stock price may be subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

         FUTURE CAPITAL REQUIREMENTS. In connection with the Distribution, the Company entered into a $350 million credit facility with a syndicate of banks. As of December 31, 1997, the Company had borrowed $313.0 million under this facility. As a result of the restructuring and other special charges recorded by the Company in its 1997 consolidated financial statements, the Company is not currently in compliance with certain of its financial covenants contained in its Credit Agreement. The Company has obtained waivers for compliance with those covenants from its lenders through January 5, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity." The Company expects to enter into a new credit facility prior to January 5, 1999 and believes that it will be able to obtain a credit facility of a size and with financial covenants acceptable to the Company. However, the terms of the new credit facility, including the financial covenants contained therein, may affect the Company's sources and cost of capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF IMATION CORP.:
         We have audited the accompanying consolidated balance sheets of Imation Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imation Corp. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                    /s/ Coopers & Lybrand L.L.P.
                                    Coopers & Lybrand L.L.P.

Minneapolis, Minnesota
February 6, 1998, except for
the second paragraph of Note 7,
as to which the date is March 30, 1998


IMATION CORP.
---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------
Years Ended December 31,                      1997             1996              1995
---------------------------------------------------------------------------------------
(In millions, except per share amounts)
Net revenues                             $ 2,201.8        $  2,278.2        $  2,245.6
Cost of goods sold                         1,431.0           1,482.8           1,520.9
---------------------------------------------------------------------------------------
 Gross profit                                770.8             795.4             724.7

Operating expenses:
   Selling, general and administrative       580.6             563.0             539.4
   Research and development                  194.9             183.1             222.4
   Restructuring charges                     170.0              53.9             111.8
---------------------------------------------------------------------------------------
      Total operating expenses               945.5             800.0             873.6

Operating loss                              (174.7)             (4.6)           (148.9)
Interest expense                              15.7              14.2              18.8
Other, net                                    15.6              (3.8)             (0.9)
---------------------------------------------------------------------------------------
Loss before tax
   and minority interest                    (206.0)            (15.0)           (166.8)

Income tax provision (benefit)               (25.9)              5.9             (70.5)
Minority interest                             -                 (0.4)            (11.3)
---------------------------------------------------------------------------------------

Net loss                                 $  (180.1)       $    (20.5)       $    (85.0)
=======================================================================================

Basic and Diluted loss per common share  $   (4.54)       $    (0.49)       $    (2.02)
=======================================================================================

Weighted average shares outstanding           39.7              41.3              42.0
=======================================================================================



The accompanying notes to consolidated financial statements are an integral part of these statements.



IMATION CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31,                                             1997              1996
---------------------------------------------------------------------------------------
(In millions, except share amounts)
Assets
Current Assets
   Cash and equivalents                                   $    103.5        $     61.7
   Accounts receivable, net                                    459.3             479.6
   Inventories                                                 399.9             392.8
   Other current assets                                        141.7              94.5
---------------------------------------------------------------------------------------
      Total current assets                                   1,104.4           1,028.6
Property, Plant and Equipment, Net                             381.6             480.1
Other Assets                                                   179.5              64.6
---------------------------------------------------------------------------------------
         Total Assets                                     $  1,665.5        $  1,573.3
=======================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                       $    182.2        $    194.1
   Accrued payroll                                              38.3              41.9
   Short-term debt                                              31.3              26.5
   Other current liabilities                                   313.7             158.8
---------------------------------------------------------------------------------------
      Total current liabilities                                565.5             421.3

Other Liabilities                                               98.1              98.6
Long-term Debt                                                 319.7             123.1
Commitments and Contingencies

Shareholders' Equity
   Preferred stock, $.01 par value, authorized
      25,000,000 shares, none issued and outstanding             --                 --
   Common stock, $.01 par value, authorized
      100,000,000 shares, 42,927,627 and 42,879,880 issued
      as of December 31, 1997 and 1996, respectively             0.4               0.4
   Additional paid-in capital                                1,025.8           1,011.5
   Retained earnings (accumulated deficit)                    (171.1)             11.2
   Cumulative translation adjustment                           (78.1)            (46.2)
   Unearned ESOP shares                                        (37.3)            (46.6)
   Treasury stock, at cost, 2,345,759 shares
      as of December 31, 1997                                  (57.5)               --
---------------------------------------------------------------------------------------
      Total shareholders' equity                               682.2             930.3
---------------------------------------------------------------------------------------
         Total Liabilities and Shareholders' Equity       $  1,665.5        $  1,573.3
=======================================================================================



The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     Retained
                                         Additional  Earnings            Unearned  Cumulative    Net        Total
                                   Common  Paid-In (Accumulated Treasury   ESOP   Translation Investment Shareholders'
(In millions, except share amounts) Stock  Capital   Deficit)     Stock   Shares   Adjustment   by 3M       Equity
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994          --       --       --        --        --      $(45.7)  $1,345.7      $1,300.0
   Net loss                                                                                     (85.0)        (85.0)
   Net amount paid
    to 3M                                                                                       (72.9)        (72.9)
   Net change in
    cumulative translation                                                             6.6                      6.6
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          --       --       --        --        --       (39.1)   1,187.8       1,148.7
   Net equity
    transactions with 3M                                                                       (164.0)       (164.0)
   Issuance of common
    stock to 3M shareholders
    (41,930,187 shares)             $0.4   $991.7                                              (992.1)           --
   Loan to ESOP                                                         $(50.0)                               (50.0)
   Amortization of
    unearned ESOP shares                      0.4                          3.4                                  3.8
   Issuance of common
    stock (922,845 shares)
    in connection with
    Luminous acquisition              --     14.6                                                              14.6
   Value of stock options
    issued in connection
    with Luminous acquisition                 4.8                                                               4.8
   Exercise of stock                                                                                             --
    options (26,848 shares)           --       --
   Net income (loss)                                 $11.2                                      (31.7)        (20.5)
   Net change in
    cumulative translation                                                            (7.1)                    (7.1)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         0.4  1,011.5     11.2        --     (46.6)      (46.2)        --         930.3
   Amortization of
      unearned ESOP shares                     .5                          9.3                                  9.8
   Purchase of treasury stock
    (2,488,132 shares)                                         (60.9)                                         (60.9)
   Exercise of stock options
      (190,120 shares)                --       .2     (2.2)      3.4                                            1.4
   Value of stock options and
      warrants issued in connection
      with Cemax acquisition                 13.6                                                              13.6
   Net loss                                         (180.1)                                                  (180.1)
   Net change in
      cumulative translation                                                         (31.9)                   (31.9)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997        $0.4 $1,025.8  $(171.1)   $(57.5)   $(37.3)     $(78.1)        --        $682.2
=======================================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.


IMATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                1997      1996     1995
--------------------------------------------------------------------------------
(In millions)
Cash Flows from Operating Activities
   Net loss                                          $ (180.1)$  (20.5)$  (85.0)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization                     147.5    181.1    189.5
      Deferred income taxes                             (45.2)    12.6    (68.1)
      Restructuring and other special charges           241.6     88.4    166.3
      Accounts receivable                                 0.4      --      (0.6)
      Inventories                                       (22.0)    22.3     25.4
      Other current assets                              (30.4)   (29.8)     1.1
      Accounts payable                                  (11.6)    85.7     (4.5)
      Accrued payroll and other current liabilities      38.8    (37.9)     9.3
      Other                                              (5.5)     4.1     23.4
--------------------------------------------------------------------------------
         Net cash provided by operating activities      133.5    306.0    256.8

Cash Flows from Investing Activities
   Capital expenditures                                (116.3)  (167.4)  (180.2)
   Capitalized software                                 (97.8)   (13.5)     --
   Acquisitions, net of cash acquired                   (29.0)   (10.3)     --
   Other                                                  2.5      6.6     (7.3)
--------------------------------------------------------------------------------
         Net cash used in investing activities         (240.6)  (184.6)  (187.5)

Cash Flows from Financing Activities
   Net change in short-term debt                          5.8     25.4      --
   Other borrowings of debt                             505.2    270.3      --
   Other repayments of debt                            (312.6)  (146.3)     --
   Purchase of treasury stock                           (60.9)     --       --
   Exercise of stock options                              1.4      --       --
   Decrease in unearned ESOP shares                       9.3      3.4      --
   Loan to ESOP                                           --     (50.0)     --
   Net cash paid to 3M                                    --    (155.9)   (72.9)
--------------------------------------------------------------------------------
         Net cash provided by (used in)
         financing activities                           148.2    (53.1)   (72.9)

Effect of exchange rate changes on cash                   0.7     (6.6)     3.6
--------------------------------------------------------------------------------

Change in cash and equivalents                           41.8     61.7      --
Cash and equivalents - beginning of year                 61.7      --       --
--------------------------------------------------------------------------------
Cash and equivalents - end of year                   $  103.5 $   61.7 $    --
================================================================================



The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BACKGROUND AND BASIS OF PRESENTATION


BACKGROUND
Imation Corp. (the "Company") became an independent, publicly-held company as of July 1, 1996 (the "Distribution Date"), when Minnesota Mining and Manufacturing Company ("3M") spun off its data storage and imaging systems businesses as an independent, publicly owned company ("the Distribution"). One share of the Company's common stock was issued for every ten shares of 3M stock outstanding to stockholders of record on June 28, 1996. The Company is a global leader in the data storage and imaging industries, providing products and services for data storage, medical imaging, printing and publishing, and photographic applications.


BASIS OF PRESENTATION
SUBSEQUENT TO THE DISTRIBUTION. The consolidated financial statements include the accounts and operations of the Company on a stand-alone basis. 3M and the Company have entered into a number of agreements to facilitate the transition of the Company to an independent business enterprise.

PRIOR TO THE DISTRIBUTION. The consolidated financial statements for the periods prior to July 1, 1996 reflect the assets, liabilities, revenues and expenses that were directly related to the Company as it was operated within 3M. Where assets and liabilities were not specifically identifiable to any particular business of 3M, only those assets and liabilities transferred to the Company are included in the Company's consolidated balance sheets. Regardless of the allocation of these assets and liabilities, however, the Company's consolidated statements of operations include all of the related costs of doing business including an allocation of certain general corporate expenses of 3M which were not directly related to the Company including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. These allocations were based on a variety of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations were made on a reasonable basis.

Cash and equivalents and debt were not allocated to the Company in the financial statements as 3M uses a centralized approach to cash management and the financing of its operations. The consolidated statements of operations include an allocation of 3M's interest expense (see Note 7). The Company's financing requirements are represented by cash transactions with 3M and are reflected in the "Net Investment by 3M" account (see Consolidated Statements of Shareholders' Equity). Certain assets and liabilities of 3M such as certain employee benefit and income tax-related balances have not been allocated to the Company and are included in the Net Investment by 3M account. Activity in the Net Investment by 3M equity account relates to net cash flows of the Company as well as changes in the assets and liabilities not allocated to the Company.

The Company also participated in 3M's centralized interest rate risk management function. As part of this activity, derivative financial instruments were utilized to manage risks generally associated with interest rate market volatility. 3M did not hold or issue derivative financial instruments for trading purposes. 3M was not a party to leveraged derivatives. The consolidated balance sheets of the Company do not reflect any of the associated asset or liability positions resulting from this activity because the Company did not assume any of 3M's derivative financial instruments in connection with the Distribution. The consolidated statements of operations and statements of cash flows, however, do reflect an allocation of the related gains and losses. Such gains and losses were recognized by 3M as interest expense over the borrowing period and, as a result, are reflected in the effective interest rates utilized by the Company in deriving its interest expense.

The minority interest within the consolidated statements of operations gives recognition to the Company's share of net income (loss) of certain majority owned subsidiaries of 3M. The minority shareholders' proportionate interests in the Company's net assets of majority owned subsidiaries have not been presented in the consolidated balance sheets as the Company obtained 100 percent ownership of the assets and liabilities of these subsidiaries in connection with the Distribution.

The financial information included herein for periods prior to the Distribution may not necessarily be indicative of the financial position, results of operations or cash flows of Company if it had been a separate, independent company during the periods prior to the Distribution.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. Commencing with the Distribution, the consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Prior to the Distribution, the consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include: the allocation of financial statement amounts between the Company and 3M for periods prior to the Distribution, the determination of allowances for uncollectible accounts receivable and obsolete/excess inventories, the evaluation of costs associated with restructuring activities, the determination of certain accrued liabilities, valuation of certain intangibles, and the assessments of recoverability of deferred tax assets and certain long-lived assets.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

FOREIGN CURRENCY. Local currencies are considered the functional currencies outside the U.S. except for Imation Europe B.V., the Company's European holding company, and subsidiaries located in highly inflationary economies. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders' equity. Income and expense items are translated at average rates of exchange prevailing during the year. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. Net foreign currency exchange losses included in results of operations were $13.8 million in 1997 and not material in 1996 and 1995.

The Company will adopt Statement of Financial Accounting Standards No. ("SFAS") 130, REPORTING COMPREHENSIVE INCOME, in 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from non-owner sources. Adjustments to the Company's net income to arrive at comprehensive income principally relate to foreign currency translation adjustments.

FINANCIAL INSTRUMENTS. The Company uses, or may use, interest rate swaps and foreign currency and commodity forward and option contracts to manage risks generally associated with interest rate, exchange rate and commodity market volatility. All hedging instruments are designated as, and effective as, hedges and are highly correlated as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized currently in the results of operations. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

Realized and unrealized gains and losses on foreign currency and commodity forward and option contracts for qualifying hedge instruments are deferred until offsetting gains and losses on the underlying transactions are recognized in earnings. These gains and losses generally are recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains/losses included in non-operating expenses for foreign denominated payables- and receivables- related hedge transactions. For interest rate swaps, the differential paid or received on the swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated foreign currency and commodity forward and option contracts are deferred until the underlying hedged item is recognized in the results of operations. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items.

CONCENTRATIONS OF CREDIT RISK. The Company sells a wide range of products and services to a diversified base of customers around the world and performs ongoing credit evaluations of its customers' financial condition, and therefore believes there is no material concentration of credit risk.

CASH EQUIVALENTS. Cash equivalents consist of temporary investments purchased with original maturities of three months or less. The carrying value of cash equivalents approximates the fair value as of December 31, 1997 and 1996.

INVENTORIES. Inventories are stated at the lower of cost or market, with cost generally determined on a first-in first-out basis.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Maintenance and repairs are expensed as incurred. Periodic reviews for impairment of the carrying value of property, plant and equipment are made based on undiscounted expected future cash flows.

INTANGIBLE ASSETS. Intangible assets consist primarily of goodwill and capitalized software. The Company capitalizes external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized over their useful lives, which currently range from five to seven years. The carrying value of intangible assets are periodically reviewed to assess recoverability based on undiscounted expected future cash flows.

REVENUE RECOGNITION. Revenue is recognized upon shipment of goods to customers or upon performance of services. Revenues from service contracts are deferred and recognized over the life of the contracts as service is performed.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to expense as incurred.

ADVERTISING COSTS. Advertising costs are charged to expense as incurred and totaled $83 million, $73 million and $52 million in 1997, 1996 and 1995, respectively. Advertising costs in 1997 and 1996 include $14 million and $22 million, respectively, related to start-up costs for identity development.

INCOME TAXES. Upon the Distribution, the Company became responsible for its income taxes and the filing of its own income tax returns. Prior to the Distribution, the Company did not file separate tax returns but rather was included in the income tax returns filed by 3M. For purposes of the Company's consolidated financial statements prior to the Distribution, the Company's allocated share of 3M's income tax provision was based on the "separate return" method, except that the tax benefit of the Company's tax losses in certain jurisdictions was allocated to the Company on a current basis if such losses could be utilized by 3M in its tax returns and an assessment of realizability of certain deferred tax assets was made assuming the availability of future 3M taxable income. Prior to the Distribution, the balance of accrued current income taxes for the Company's operations is included in the Net Investment by 3M equity account because 3M paid all taxes and received all tax refunds on the Company's behalf.

TREASURY STOCK. The Company's repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders' equity. When treasury shares are reissued, the Company uses a first-in, first-out method and the excess of repurchase cost over reissuance price is treated as an adjustment to retained earnings (accumulated deficit).

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE, which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS 128, effective December 31, 1997, for periods subsequent to the Distribution; however, no difference exists between basic and diluted EPS for the periods presented. For periods prior to the Distribution, the number of weighted average shares outstanding used in the earnings per share calculation is one-tenth of the weighted average number of 3M shares outstanding based on the distribution of one share of the Company for ten shares of 3M pursuant to the Distribution.


NOTE 3 -- ACQUISITIONS

In August 1997, the Company acquired all of the outstanding common shares of Cemax-Icon, Inc. ("Cemax") for $51.8 million, consisting of $29.0 million in cash (net of cash acquired) and non-cash amounts consisting of $9.2 million representing the Company's previous investment in Cemax preferred shares and $13.6 million related to the fair value of stock options and warrants to acquire approximately 971,000 shares of the Company's common stock to replace stock options and warrants previously granted by Cemax. In addition, the Company issued certain contingent payment rights which allow Cemax shareholders to receive additional payments of up to $44.8 million if Cemax attains certain revenue targets in the twelve month periods ended June 30, 1998 and 1999. At the election of the Cemax shareholders, the contingent payments are payable in cash or the Company's common stock. Cemax designs, manufactures, and markets medical imaging and information systems.

The acquisition was accounted for using the purchase method of accounting. The Company allocated a portion of the purchase price to in-process research and development projects that had not yet reached technological feasibility and had no probable alternative future uses, which resulted in a one-time non-tax-deductible charge of $41.7 million. The excess of the initial purchase price over net assets acquired and in-process research and development of approximately $17.7 million was allocated to goodwill and is being amortized over seven years. Any additional payments pursuant to the contingent payment rights will be recorded as additional goodwill when the contingencies are met. Operating results for Cemax are included in the Company's results of operations from the date of acquisition.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and Cemax as if the acquisition had occurred at the beginning of the years presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt, and related income tax effects. The pro forma information excludes the non-recurring charge of $41.7 million related to purchased in-process research and development. The pro forma information does not necessarily reflect the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

Pro Forma Summary                                       (Unaudited)
                                                  Year Ended December 31,
(In millions, except per share amounts)              1997           1996
----------------------------------------------- --------------- -------------
Net revenues ..................................    $2,218.7       $2,299.4
Net loss ......................................      (144.4)         (25.1)
Basic and Diluted loss per common share .......       (3.64)         (0.61)
=============================================== =============== =============


In October 1996, the Company acquired all of the outstanding common and preferred shares of Luminous Corporation ("Luminous") for $29.7 million, consisting of $10.3 million in cash and non-cash amounts consisting of $14.6 million related to the issuance of approximately 923,000 shares of the Company's common stock and $4.8 million related to the fair value of stock options to acquire approximately 317,000 shares of the Company's common stock to replace stock options previously granted by Luminous. Luminous is a developer and marketer of desktop software to the pre-press, print production, printing and graphic arts industries. The acquisition was accounted for using the purchase method of accounting. The Company allocated a portion of the purchase price to in-process research and development projects that had not yet reached technological feasibility and had no probable alternative future uses, which resulted in a one-time non-tax-deductible charge of $12.0 million. The Company has allocated the remaining excess purchase price over net assets acquired to goodwill which is being amortized over seven years. Operating results for Luminous are included in the Company's results of operations from the date of acquisition. The pro forma effect on prior periods' results of operations is not material.

NOTE 4 -- SUPPLEMENTAL BALANCE SHEET INFORMATION


(In millions)                                                  1997              1996
-----------------------------------------------------------------------------------------
Accounts Receivable
   Accounts receivable                                     $   484.9         $   502.9
   Less allowances                                             (25.6)            (23.3)
-----------------------------------------------------------------------------------------
     Accounts receivable, net                              $   459.3         $   479.6

Inventories
   Finished goods                                          $   272.6         $   248.1
   Work in process                                              59.7              57.3
   Raw materials and supplies                                   67.6              87.4
-----------------------------------------------------------------------------------------
     Total inventories                                     $   399.9         $   392.8

Other Current Assets
   Deferred taxes                                          $    71.7         $    38.3
   Other                                                        70.0              56.2
-----------------------------------------------------------------------------------------
     Total other current assets                            $   141.7         $    94.5

Property, Plant and Equipment
   Land                                                    $     8.4         $     8.3
   Buildings and leasehold improvements                        190.5             185.0
   Machinery and equipment                                   1,491.2           1,472.6
   Construction in progress                                     14.4              44.0
-----------------------------------------------------------------------------------------
     Total                                                   1,704.5           1,709.9
   Less accumulated depreciation                             1,322.9           1,229.8
-----------------------------------------------------------------------------------------
     Property, plant and equipment, net                    $   381.6         $   480.1

Other Assets
   Deferred taxes                                          $    19.4         $     8.1
   Capitalized software                                        113.0              15.2
   Other                                                        47.1              41.3
-----------------------------------------------------------------------------------------
     Total other assets                                    $   179.5         $    64.6

Other Current Liabilities
   Employee separation costs                               $    91.5         $    --
   Accrued rebates                                              42.2              42.9
   Deferred income                                              25.1              26.1
   Taxes other than income taxes                                44.6              23.2
   Other                                                       110.3              66.6
-----------------------------------------------------------------------------------------
     Total other current liabilities                       $   313.7         $   158.8

Other Liabilities
   Employee severance indemnities                          $    39.3         $    49.3
   Other                                                        58.8              49.3
-----------------------------------------------------------------------------------------
     Total other liabilities                               $    98.1         $    98.6


NOTE 5 -- RESTRUCTURING CHARGES AND OTHER SPECIAL CHARGES

In late 1995, the Company initiated a review of all of its operations, including its organizational structure, manufacturing operations, products and markets. In connection with this review, the Company adopted a reorganization plan to rationalize its manufacturing operations, streamline its organizational structure and write-off impaired assets.

The Company reflected pre-tax restructuring and other special charges of $254.7 million in its financial statements, partially in 1995 and partially in 1996 based upon the timing recognition criteria required for the restructuring charges. The Company recorded $166.3 million of these charges ($88.3 million after taxes and minority interest) in its 1995 financial statements and an additional $88.4 million ($60.6 million after taxes) in 1996.

The 1995 restructuring and other special charges of $166.3 million includes $111.8 million related to world-wide manufacturing rationalization programs to exit less profitable manufacturing locations and to centralize manufacturing in the U.S. and in Italy, and consists principally of write-offs of property, plant and equipment. This $111.8 million charge is included as a separate restructuring charge in the statement of operations. The remaining 1995 special charges of $54.5 million relates primarily to asset write-offs included in cost of goods sold.

In 1996, restructuring and other special charges of $88.4 million were recorded. These charges include $53.9 million in restructuring charges primarily for employee separation programs related to the reduction of approximately 1,600 employees and $22.5 million of special charges associated with start-up activities which are included in costs of goods sold and selling, general and administrative expenses. The unpaid restructuring charges for the employee separation programs as of June 30, 1996, were retained by 3M pursuant to the Distribution. In addition to the above charges, the Company also recognized a non-tax-deductible charge of $12.0 million for the in-process research and development related to the Luminous acquisition (see Note 3).

In 1997, the Company announced plans to further restructure its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure. The Company recorded a $199.9 million pre-tax charge ($158.7 million after taxes) to fourth quarter 1997 earnings. The charge included approximately $170.0 million in restructuring charges primarily associated with employee separation benefits and fixed asset write-offs and additional special charges of $29.9 million included in cost of goods sold, selling, general and administrative expenses, and non-operating expenses, primarily associated with restructuring-related asset write downs and other year-end adjustments. Specific planned actions include the restructuring of European operations, the sale of the CD-ROM business, and the realignment and reduction of general and administrative, manufacturing, marketing, and selected research and development areas. The 1997 restructuring charge of $170.0 million consists of $91.5 million for employee separation related costs, $61.5 million for fixed asset write-downs, and $17.0 million for other business exit costs. The Company expects the restructuring to result in an additional net reduction of approximately 1,700 employees worldwide by the end of 1998. The Company's 1997 results also include a third quarter non-tax-deductible charge of $41.7 million for in-process research and development costs related to the Cemax acquisition (see Note 3).

NOTE 6 -- INCOME TAXES


The components of loss before tax and minority interest are as follows:


(In millions)                                 1997             1996              1995
------------------------------------------------------------------------------------------
U.S.                                     $  (131.1)        $   (16.9)        $  (136.1)
International                                (74.9)              1.9             (30.7)
------------------------------------------------------------------------------------------
Total                                    $  (206.0)        $   (15.0)        $  (166.8)

The income tax provision (benefit) is as follows:

(In millions)                                 1997             1996             1995
------------------------------------------------------------------------------------------
Currently payable (refundable)
   Federal                               $     1.2         $    (9.9)        $   (14.0)
   State                                       0.1              (0.4)             (4.3)
   International                              18.0               3.9              15.6
Deferred
   Federal                                   (33.2)              3.3             (34.9)
   State                                      (3.7)             (0.4)             (3.1)
   International                              (8.3)              9.4             (29.8)
------------------------------------------------------------------------------------------
Total                                    $   (25.9)        $     5.9         $   (70.5)


The components of net deferred tax assets and liabilities are as follows:

(In millions)                                                  1997              1996
------------------------------------------------------------------------------------------
Receivables                                                $    (0.1)        $     7.8
Inventories                                                     19.1              15.4
Capitalized software                                           (19.7)              --
Property, plant and equipment                                   13.2              (0.4)
Payroll and severance                                           35.7               3.2
Foreign tax credit carryforwards                                14.3               3.4
Net operating loss carryforwards                                23.4               --
Other, net                                                      17.5              14.5
------------------------------------------------------------------------------------------
Total                                                          103.4              43.9
Valuation allowance                                            (14.3)              --
------------------------------------------------------------------------------------------
Net deferred tax assets and liabilities                    $    89.1         $    43.9


A valuation allowance of $14.3 million was provided to account for uncertainties regarding the recoverability of certain foreign tax credit carryforwards. The
Company has available net operating loss carryforwards totaling approximately
$60.1 million which expire in years 2011 and 2012.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. income tax rate (35%) because of the following items:

(In millions)                                           1997         1996        1995
------------------------------------------------------------------------------------------
Tax at statutory U.S. tax rate                       $  (73.2)   $    (5.3)  $   (58.4)
State income taxes, net of federal benefit               (5.2)        (1.2)       (5.4)
International taxes in excess of
     statutory U.S. tax rate                             35.9          7.1        (7.7)
Non-deductible expense related to acquisitions           17.5          4.9         --
Other                                                    (0.9)         0.4         1.0
------------------------------------------------------------------------------------------
Income tax provision (benefit)                       $  (25.9)   $     5.9   $   (70.5)


As of December 31, 1997, approximately $153 million of earnings attributable to international subsidiaries (inclusive of earnings prior to the Distribution for certain international subsidiaries) were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S. It is not practical to determine the amount of incremental tax that might arise if these earnings were to be remitted.

Cash paid for income taxes in 1997 was $10.9 million and was not material for the period from July 1, 1996 to December 31, 1996. Prior to July 1, 1996, 3M paid all taxes and received all tax refunds on the Company's behalf.




NOTE 7 -- DEBT

The components of long-term debt as of December 31, 1997 and 1996 are as follows:

(In millions)                                     1997             1996
----------------------------------------------------------------------------
Revolving credit facility                     $   313.0         $  120.0
Other                                               7.6              4.0
----------------------------------------------------------------------------
                                                  320.6            124.0
Less current portion                               (0.9)            (0.9)
----------------------------------------------------------------------------
Total long-term debt                          $   319.7         $  123.1

The Company maintains a $350 million revolving credit facility with a syndicate of banks which expires June 30, 2001 (the Credit Agreement.) The commitment fee for the credit facility is based on the Company's interest coverage ratio, and as of December 31, 1997 and 1996, was .25 and .15 of one percent on the total amount of the credit facility, respectively. Borrowings under the credit facility bear interest based on the London interbank offered rate (LIBOR) or the administrative agent bank's base rate, plus an applicable margin based on the Company's interest coverage ratio. As of December 31, 1997 and 1996, $313 million and $120 million in borrowings under this credit facility were outstanding, respectively, at interest rates ranging from 6.49% to 6.55% and 5.80% to 5.86%, respectively. The Credit Agreement contains financial covenants that include a maximum debt to capital ratio, a minimum interest coverage ratio, and a minimum tangible net worth and contains a Material Adverse Change (MAC) provision.

As a result of the Company's restructuring plans and the restructuring and other special charges recorded by the Company in its 1997 consolidated financial statements, as of December 31, 1997, the Company was not in compliance with certain of its financial covenants contained in the Credit Agreement. In December 1997, the Company obtained a limited waiver from the lenders who are parties to the Credit Agreement under which the lenders agreed to waive compliance by the Company with the financial covenants contained in the Credit Agreement during the period from December 17, 1997 to March 30, 1998. On March 30, 1998, the Company entered into a Limited Waiver and Amendment to its Credit Agreement which provides an extension through January 5, 1999 of the limited waiver granted in December 1997. During the extended waiver period, borrowings under the Credit Agreement will be collateralized by substantially all of the Company's assets and the Company will be required to maintain a specified minimum level of earnings before income taxes, depreciation and amortization (EBITDA). The Company will also incur certain fees and increased interest rates on outstanding borrowings under the Credit Agreement during the extended waiver period. The Credit Agreement also contains a number of provisions restricting the Company's ability to take certain actions, including the incurrence of additional indebtedness, the creation of additional liens, the making of certain restricted payments and the sale of substantial assets of the Company. It also contains certain ongoing reporting requirements, including computations regarding the Company's financial condition, absence of events of defaults and absence of material adverse changes in the financial condition or results of operations of the Company.


Long-term debt maturities are as follows:

(In millions)                        1998     1999    2000     2001    Total
--------------------------------------------------------------------------------
Long-term debt maturities            $0.9    $ 2.8    $3.9     $313.0  $320.6

Short-term debt as of December 31, 1997, consisted of $30.4 million of uncollateralized borrowings primarily held by international subsidiaries. These borrowings have original maturities of one year or less and have a weighted average interest rate of 3.4% and 2.9% as of December 31, 1997 and 1996, respectively. As of December 31, 1997, the Company had an additional $44.4 million available under credit facilities held by various subsidiaries outside the U.S.

The Company estimates that the fair value of short-term and long-term debt approximates the carrying amount of debt as of December 31, 1997 and 1996.

The Company's interest expense for 1997 was $15.7 million (net of $2.5 million capitalized) and for the period from July 1, 1996 to December 31, 1996 was $6.8 million. Cash paid for interest in these periods was $13.2 million and $6.2 million, respectively. Prior to the Distribution, the Company's financial statements include allocations of 3M's interest expense totaling $7.4 million for the period from January 1, 1996 to June 30, 1996, and $18.8 million for 1995. Allocations prior to the Distribution were based on an assumed non-ESOP debt level of $250 million. The interest rates used were 6.4% and 7.5% in 1996 and 1995, respectively, which reflect 3M's weighted average effective interest rates on non-ESOP debt during these periods. The consolidated balance sheet of the Company prior to the Distribution does not include this debt as the total capitalization of the Company was reflected in the Net Investment by 3M equity account.


NOTE 8 -- FINANCIAL INSTRUMENTS

To manage interest rate risk, the Company has entered into an interest rate swap agreement with a financial institution effective March 25, 1997, which expires March 31, 2000. This notional amount of the interest rate swap agreement is $100 million with the Company paying a fixed rate of 6.63% and receiving a variable rate based on LIBOR. The notional amount serves solely as a basis for the calculation of interest payment streams to be exchanged and is not a measure of the exposure to the Company through its use of such derivative.

To manage risks associated with foreign currency exchange rates and silver market volatility, the Company has entered into foreign currency and commodity forward and option contracts. These contracts generally have maturities of less than six months. The face amount of forward and options contracts as of December 31, 1997 and 1996 are as follows:

(In millions)                                         1997               1996
--------------------------------------------------------------------------------
Foreign currency forward contracts                   $93.9              $28.5
Foreign currency option contracts purchased            1.8                  -
Silver commodity forwards contracts                    8.4                3.4
--------------------------------------------------------------------------------

The carrying and fair value of the interest rate swap and foreign currency and commodity forward and option contracts are not material as of December 31, 1997 and 1996.

The Company is exposed to credit loss in the event of nonperformance by counter-parties in interest rate swaps, and foreign currency and commodity forward and option contracts, but does not anticipate nonperformance by any of these counter-parties. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counter-parties.

NOTE 9 -- LEASES

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

Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $23.5 million, $15.1 million and $9.0 million in 1997, 1996 and 1995, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 1997 and under the Master Lease and Security
Agreement:


(In millions)                        1998   1999   2000    2001   2002  Total
--------------------------------------------------------------------------------
Minimum lease payments              $16.6   $17.5  $11.1  $ 7.6   $59.1  $111.9


NOTE 10 -- SHAREHOLDERS' EQUITY

The Company maintains a shareholder rights plan under which the Company has issued one preferred share purchase right (Right) for each common share of the Company. Each Right will entitle its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $125, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock. The Rights expire on July 1, 2006 and may be redeemed earlier by the Board of Directors for $0.01 per Right.

In connection with the acquisition of Cemax, the Company assumed certain outstanding warrants on Cemax stock which the Company agreed to convert into warrants to acquire 93,375 shares of the Company's common stock. The warrants have an exercise price of $20.77 and became exercisable upon the acquisition of Cemax by the Company.

NOTE 11 -- SEGMENT INFORMATION

The Company operates in one industry segment, the imaging and information industry, supplying products and services to meet the information processing needs for a variety of customer applications. Geographic information in the table below is presented on the same basis utilized by the Company to manage its business. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.

                                                                OTHER
                                UNITED                   INTERNATIONAL       ELIMINATIONS         TOTAL
(In millions)                   STATES     EUROPE(1)           AREAS(2)         AND OTHER       COMPANY
---------------------------------------------------------------------------------------------------------
Net revenues          1997    $ 1,150.5    $ 722.6          $  328.7                         $ 2,201.8
to customers          1996      1,159.5      816.2             302.5                           2,278.2
                      1995      1,128.8      808.4             308.4                           2,245.6

Transfers between     1997    $   330.6   $   97.7          $   19.3          $  (447.6)
geographic areas      1996        351.1       92.5               6.8             (450.4)
                      1995        290.9       76.2               4.0             (371.1)

Operating             1997(3) $  (200.4)  $    1.3          $   24.4                         $  (174.7)
income (loss)         1996(4)     (95.3)      78.8              11.9                              (4.6)
                      1995(5)    (169.0)      55.8             (35.7)                           (148.9)

Identifiable          1997    $   995.1   $  544.1          $  126.3                         $ 1,665.5
assets                1996        789.1      618.1             166.1                --         1,573.3
                      1995        816.4      575.7             149.7          $    (0.3)       1,541.5


(1) Includes operations in the Middle East and Africa since such regions are managed together with Europe. These operations are not material to the overall financial results of the Company.

(2) Includes Latin America, Asia and Canada.

(3) Includes restructuring and other special charges of $174.9 million in the United States, $64.5 million in Europe and $2.2 million in Other International Areas.

(4) Includes restructuring and other special charges of $77.1 million in the United States, $9.8 million in Europe and $1.5 million in Other International Areas.

(5) Includes restructuring and other special charges of $99.8 million in the United States, $20.4 million in Europe and $46.1 million in Other International Areas.

Effective with year-end 1998 reporting, the Company will adopt SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the reporting of operating segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS 131 but has not yet determined what segment information will be reported upon adoption. The Company believes that it may be required to present segment information beyond the one segment currently presented.

NOTE 12 -- RETIREMENT PLANS

The Company has various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. For the U.S. plan, employees are eligible to participate at date of hire and are fully vested after five years of service, including pension service time while employed by 3M. Benefits are based primarily on employees' annual salary and annual interest credits. For plans outside the U.S., benefits are based principally on years of service and compensation near retirement. The Company's funding policy is to deposit with a trustee amounts at least equal to those required by law. Pension investments consist primarily of common stocks and fixed-income securities.

Prior to the Distribution, employees of the Company participated in various 3M-sponsored retirement plans. For U.S. employees, 3M has retained responsibility for the benefits earned under the 3M plan prior to the Distribution. For plans outside the U.S., the Company generally has assumed the assets and related liabilities. For periods prior to the Distribution, pension expense was allocated to the Company as part of 3M. Allocated pension expense was $12.0 million in the period from January 1, 1996 to June 30, 1996, and $24.0 million in 1995. Total pension expense was $20.0 million, $21.3 million and $24.0 million in 1997, 1996 and 1995, respectively.

The following table details net pension cost for the year ended December 31, 1997 and for the period from July 1, 1996 to December 31, 1996 :


U.S. PLAN                                                                July 1- December 31,
(In millions)                                              1997                   1996
------------------------------------------------------------------------------------------------
Service cost                                            $  16.7                $  7.5
Interest cost                                               0.6                    --
Return on plan assets--actual                               --                     --
Net amortization and deferral                              (0.2)                   --
------------------------------------------------------------------------------------------------
Net pension cost                                        $  17.1                $  7.5

INTERNATIONAL PLANS                                                      July 1 - December 31,
(In millions)                                             1997                   1996
------------------------------------------------------------------------------------------------
Service cost                                            $   2.6                $  1.5
Interest cost                                               4.2                   2.0
Return on plan assets--actual                              (5.9)                 (2.0)
Net amortization and deferral                               2.0                   0.3
------------------------------------------------------------------------------------------------
Net pension cost                                        $   2.9                $  1.8

The following table details the funded status of the pension plans as of December 31, 1997 and 1996:

U.S. PLAN
(In millions)                                             1997                   1996
------------------------------------------------------------------------------------------------
Actuarial present value of:
   Vested benefit obligation                            $  20.9                $  6.9
   Non-vested benefit obligation                            4.7                   0.6
------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                       $  25.6                $  7.5

Projected benefit obligation                            $  25.6                $  7.5

Plan assets at fair value                               $   7.0                $   --

Plan assets less than the projected benefit obligation  $ (18.6)               $ (7.5)
------------------------------------------------------------------------------------------------
Accrued pension cost                                    $ (18.6)               $ (7.5)

INTERNATIONAL PLANS
(In millions)                                             1997                   1996
------------------------------------------------------------------------------------------------
Actuarial present value of:
   Vested benefit obligation                            $  37.0                $ 36.2
   Non-vested benefit obligation                            5.3                   5.6
------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                       $  42.3                $ 41.8

Projected benefit obligation                            $  59.3                $ 60.3

Plan assets at fair value                               $  57.9                $ 52.5

Plan assets less than the projected benefit obligation  $  (1.4)               $ (7.8)
Unrecognized net transition obligation                      0.9                   0.9
Other unrecognized items                                     --                   5.6
------------------------------------------------------------------------------------------------
Accrued pension cost                                    $  (0.5)               $ (1.3)




The assumptions at year end 1997 and 1996 are as follows:

U.S. PLAN                                              1997                    1996
------------------------------------------------------------------------------------------------
 Discount rate                                         7.25%                   8.00%
 Compensation rate increase                            4.75%                   4.75%
 Long-term rate of return on assets                    9.00%                   9.00%

INTERNATIONAL PLANS                                    1997                    1996
------------------------------------------------------------------------------------------------
Discount rate                                          7.90%                   8.00%
Compensation rate increase                             6.20%                   6.20%
Long-term rate of return on assets                     8.30%                   8.30%


Net pension cost was determined using assumptions as of January 1, 1997 for 1997 and as of July 1, 1996 (Distribution Date), for 1996. The funded status is determined using the assumptions as of year end.

In addition to the above, the Company's Italian subsidiary sponsors an employee severance indemnity plan as required by law. The accrued liability for this severance indemnity plan is included in other liabilities and was $39.3 million and $49.3 million as of December 31, 1997 and 1996, respectively. The Company measures the vested benefit obligation as the amount that would be payable if the employees under the plan would separate currently. Expense for this plan was $4.7 million, $5.0 million and $7.8 million in 1997, 1996 and 1995, respectively.




NOTE 13 -- EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLANS

The Company sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to save up to 15% of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches employee contributions 100% on the first three percent of eligible compensation and 25% on the next three percent of eligible compensation. The Company also sponsors a variable compensation program, in which the Company will contribute up to three percent of eligible employee compensation to employees' 401(k) retirement accounts, depending upon Company performance.

The Company established an Employee Stock Ownership Plan (ESOP) during 1996 as a cost-effective way of funding the employee retirement savings benefits noted above. The ESOP borrowed $50.0 million from the Company in 1996 and used the proceeds to purchase approximately 2.2 million shares of the Company's common stock, with the ESOP shares pledged as collateral for the debt. The Company makes monthly contributions to the ESOP equal to the debt service plus an applicable amount so that the total contribution releases a number of shares equal to that required to satisfy the Company's matching requirements. As the debt is repaid, shares are released from collateral and allocated to employee accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. The Company reports compensation expense equal to the current market price of the shares released, and released shares are considered outstanding for the computation of earnings per share. Total compensation expense related to the ESOP was $8.5 million in 1997 and $5.1 million in the period from July 1, 1996 to December 31, 1996.

The ESOP shares as of December 31, 1997 and 1996, are as follows:

                                                              1997                  1996
-------------------------------------------------------------------------------------------
   Released and allocated shares                             551,164              146,149
   Unreleased shares                                       1,624,723            2,029,738
-------------------------------------------------------------------------------------------
   Total ESOP shares                                       2,175,887            2,175,887
===========================================================================================

   Fair value of unreleased shares as of December 31     $25,996,000          $57,086,000
===========================================================================================


Prior to July 1, 1996, U.S. employees of the Company participated in a 3M-sponsored employee savings plan under Section 401(k) of the Internal Revenue Code. 3M matched employee contributions of up to six percent of compensation at rates ranging from 35 to 85 percent depending upon financial performance. The Company's allocation of the expense related to the 3M employee savings plan was $2.3 million in the period from January 1, 1996 to June 30, 1996, and $4.5 million in 1995 . Total expense related to employee savings and stock ownership plans was $8.5 million, $7.4 million and $4.5 million in 1997, 1996 and 1995, respectively.


NOTE 14 -- EMPLOYEE STOCK PLANS

The Company currently has stock options outstanding under the Imation 1996 Employee Stock Incentive Program (the "Employee Plan"), the Imation 1996 Directors Stock Compensation Program (the "Directors Plan"), the Imation Stock Option Plan for Employees of Luminous Technology Corporation (the "Luminous Plan") and the Imation Stock Option Plan for Employees of Cemax-Icon Corp. (the "Cemax Plan").

The Employee Plan was approved and adopted by 3M on June 18, 1996, as the sole shareholder of the Company, and became effective on July 1, 1996, at Distribution. The total number of shares of common stock that may be issued or awarded under the Employee Plan may not exceed 6,000,000. All shares subject to awards under the Employee Plan that are forfeited or terminated will be available again for issuance pursuant to awards under the Employee Plan. Grant prices are equal to the fair market value of the Company's common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to five years after grant date. At December 31, 1997 and 1996, there were 1,915,170 and 3,677,352 shares available for grant under the Employee Plan, respectively.

The Directors Plan was also approved and adopted by 3M prior to the Distribution, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options with a term of ten years and generally become exercisable one year after grant date. Grant prices are equal to the fair market value of the Company's common stock at date of grant. As of December 31, 1997 and 1996, there were 676,750 and 740,000 shares available for grant under the Directors Plan, respectively.

The Luminous Plan was approved and adopted by the shareholders of Luminous prior to the acquisition of Luminous by the Company (see Note 3). In connection with the acquisition, the Company assumed certain obligations pursuant to outstanding stock options held by Luminous employees and agreed to convert such options into options to purchase 317,062 shares of the Company's common stock. The outstanding options were amended to accelerate the dates on which the options become exercisable. No additional grants may be made pursuant to the Luminous Plan.

The Cemax Plan was approved and adopted by the shareholders of Cemax prior to the acquisition of Cemax by the Company (see Note 3). In connection with the acquisition, the Company assumed certain obligations pursuant to outstanding stock options held by Cemax employees and agreed to convert such options into options to purchase 877,554 shares of the Company's common stock. The outstanding options were amended to accelerate the dates on which the options become exercisable. No additional grants may be made pursuant to the Cemax Plan.

The following table summarizes stock option activity for 1997 and 1996:

                                          Year-Ended December 31, 1997                 July 1- December 31, 1996
                                          ----------------------------                 -------------------------
                                            Stock     Weighted Average                  Stock     Weighted Average
                                           Options      Exercise Price                Options       Exercise Price
-------------------------------------------------------------------------------------------------------------------
Oustanding at beginning of year          2,648,157           $   21.31                      -
Granted                                  2,903,244               21.11              2,699,530          $  21.14
Exercised                                 (190,120)              11.50                (26,848)             2.16
Forfeited                                 (176,605)              23.84                (24,525)            22.54
-------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                 5,184,676               21.47              2,648,157           $ 21.31
Exercisable, end of year                 2,121,243               19.95                131,857           $ 10.58


The following table summarizes information about stock options outstanding as of December 31, 1997:

                                   Weighted Average    Options Outstanding-                    Options Exercisable-
      Range of         Options            Remaining        Weighted Average          Options       Weighted Average
Exercise Prices    Outstanding     Contractual Life          Exercise Price      Exercisable         Exercise Price
---------------------------------------------------------------------------------------------------------------------
          $ 0.31       119,082            8.5 years               $    0.31           76,144             $    0.31
            8.22       485,835            9.5 years                    8.22          299,860                  8.22
  16.15 to 22.90     2,631,399            9.0 years                   22.37        1,590,148                 22.58
  24.60 to 26.80     1,948,360            8.5 years                   24.86          155,091                 25.33
 ---------------     ---------                                                       -------
$ 0.31 to $26.80     5,184,676                                                     2,121,243


The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the stock option plans. If the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS 123, pro forma pre-tax loss would have been $16.0 million higher ($9.8 million after taxes or $0.23 per Basic and Diluted share) for 1997, $9.4 million higher ($5.1 million after taxes or $0.12 per Basic and Diluted share) in 1996 and $3.4 million higher ($1.9 million after taxes or $0.05 per Basic and Diluted share) in 1995.

The weighted average fair value at date of grant for options granted by the Company in 1997 and 1996 are as follows:

                                                           1997         1996
                                                          ---------------------
Exercise price equals market price on grant date:          $ 9.55      $  8.96
Exercise price less than market price on grant date:       $17.71      $ 21.97

As part of 3M, certain employees of the Company were granted stock options prior to the Distribution to purchase 3M stock. Options granted to the Company's employees under 3M's General Employees' Stock Purchase Plan (GESPP) were for 72,522 shares in the period from January 1, 1996 to June 30, 1996 and 144,366 shares in 1995. The weighted average fair value per option granted under the GESPP was $10.37 in 1996 and $8.60 in 1995. Options granted to the Company's employees under 3M's Management Stock Option Plan (MSOP) were for 271,200 shares in 1995 with a weighted average fair value of $12.48 per option. No options were issued to the Company's employees under the MSOP in 1996. Pursuant to the Distribution, options granted to the Company's employees while part of 3M have not been converted into options to purchase shares of the Company's stock.

The fair values at date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions (1995 grants reflect 3M assumptions):

                             1997            1996              1995
-------------------------------------------------------------------------------
Volatility                   40.00%          40.00%             14.40%
Risk free interest rate       6.47%           6.38%              5.90%
Expected life (months)         52              49                 66
Dividend growth               Zero            Zero               5.2%

NOTE 15 -- SUPPLEMENTAL NON-CASH ITEMS

Pursuant to the Distribution on July 1, 1996, certain assets and liabilities with a net value of $8.1 million were retained by 3M, primarily comprised of certain deferred tax assets of $26.9 million and severance obligations of $23.9 million. Non-cash items related to acquisitions are described in Note 3.


NOTE 16 -- COMMITMENTS AND CONTINGENCIES

In connection with the Distribution, the Company assumed substantially all liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution.

The Company is the subject of various pending or threatened legal actions and other claims, including proceedings under laws and regulations related to environmental and other matters, in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain as of December 31, 1997 the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 1997 would not be material to the Company's financial position, annual results of operations or cash flows.

In addition, on December 2, 1997 Eastman Kodak Company ("Kodak") filed a civil complaint against the Company, 3M and certain of their respective subsidiaries in the U.S. District Court for the Western District of New York. The complaint alleges improper receipt of Kodak trade secrets by 3M's Italian subsidiaries between 1993 and May 1996 from Harold Worden, a retired Kodak employee. Worden has since pleaded guilty and been sentenced in the Western District of New York on criminal charges of interstate transportation of stolen Kodak documents. The 3M subsidiaries that dealt with Worden became subsidiaries of the Company in connection with the Distribution. In its complaint, Kodak seeks unspecified compensatory damages, treble damages, punitive damages and permanent injunctive relief.

On December 2, 1997 the Company, 3M and their respective subsidiaries filed a suit in Italy asking the Italian Court to declare that they have no liability to Kodak in this matter. On February 6, 1998 the Company and 3M filed a request that the Court dismiss the action on grounds that it is properly venued in Italy, as well as on grounds of legal flaws in Kodak's claims. The motion to dismiss is scheduled to be heard by the Court on May 7, 1998, with a decision regarding the dismissal expected in early summer 1998. It is not possible at this time to reach any conclusions as to the outcome of this litigation. The Company disputes any liability to Kodak and intends to vigorously defend the action.

NOTE 17 -- QUARTERLY DATA (UNAUDITED)


(In millions,
except per share amounts)                   First          Second          Third        Fourth         Total
---------------------------------------------------------------------------------------------------------------
1997*
   Net revenues                           $  547.7        $ 554.8        $ 529.5       $  569.8     $ 2,201.8
   Gross profit                              199.0          193.0          191.2          187.6         770.8
   Operating income (loss)                    28.2           10.0          (32.0)        (180.9)       (174.7)
   Net income (loss)                          12.0            4.4          (38.7)        (157.8)       (180.1)
   Basic and Diluted earnings
      (loss) per common share                 0.29           0.11          (1.00)         (4.05)        (4.54)

1996**
   Net revenues                           $  576.1        $ 561.2        $ 559.3       $  581.6     $ 2,278.2
   Gross profit                              202.3          192.7          196.6          203.8         795.4
   Operating income (loss)                    13.3          (55.6)          24.5           13.2          (4.6)
   Net income (loss)                           6.1          (37.8)          11.8           (0.6)        (20.5)
   Basic and Diluted earnings
      (loss) per common share                 0.14          (0.90)          0.29          (0.02)        (0.49)


(*) Includes a non-tax-deductible charge of $41.7 million in third quarter for in-process research and development costs related to the Cemax acquisition and a $199.9 million pre-tax charge ($158.7 million after taxes) in fourth quarter for $170.0 million of restructuring charges primarily related to employee separation benefits and fixed asset write-offs, and $29.9 million of other restructuring related assets write-downs and other year-end adjustments (see Note 5).

(**) Includes charges of $10.4 million ($6.1 million after taxes) and $66.0 million ($42.5 million after taxes) in first quarter and second quarter, respectively, for restructuring charges primarily related to employee separation benefits and one-time charges associated with start-up activities, and a non-tax-deductible charge of $12.0 million in third quarter for in-process research and development costs related to the Luminous acquisition (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K. The Company will file its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report. Certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         A list of the Company's directors, together with a description of their business experience, is set forth below:

         LAWRENCE E. EATON served as Executive Vice President of the Information, Imaging and Electronic Sector and Corporate Services of 3M (a diversified manufacturer) from 1991 to his retirement in August 1996. Prior to 1991, Mr. Eaton served in various other capacities at 3M, including from 1986 to 1991 as Group Vice President, Memory Technologies Group. Mr. Eaton has been a director of the Company since July 1996.

         MICHAEL S. FIELDS has been President of The Fields Group (a management consulting firm) since May 1997. In June 1992, Mr. Fields founded Open Vision (supplier of computer systems management applications for open client/server computing environments). Mr. Fields served as Chairman and Chief Executive Officer of that company from July 1992 to July 1995 and continued to serve as Chairman of the Board until April 1997. Prior to such time, Mr. Fields held a number of executive positions at Oracle Corporation. Mr. Fields has been a director of the Company since January 1998 and is also a director of Netnoir, Adamation, Sceneware, ReachCast and the Hurwitz Group.

         WILLIAM W. GEORGE is Chairman and Chief Executive Officer of Medtronic, Inc. (a medical technology company). He joined Medtronic in 1989 as President and Chief Operating Officer, was elected Chief Executive Officer in 1991 and became Chairman of the Board in August 1996. Prior to such time, Mr. George served as the President of Honeywell Space and Aviation Systems and the President of Honeywell Industrial Automation and Control. Mr. George has been a director of the Company since July 1996 and is also a director of Dayton Hudson Corporation and Allina Health System.

         LINDA W. HART is Vice-Chairman and Chief Executive Officer of Hart Group, Inc. (a diversified group of companies primarily involved in insulation manufacturing and residential and commercial services). Prior to joining Hart Group in 1990, Ms. Hart was engaged in the private practice of law in Dallas, Texas. Ms. Hart is a former director of both Conner Peripherals, Inc. and WordPerfect Corporation and is currently a director of each of the Hart Group companies, Hart Group, Inc. (management services and investments), Rmax, Inc. (insulation manufacturing), Axon,

Inc. (residential and commercial services), and Hart Leasing, Inc. (vehicle and equipment leasing). Ms. Hart has been a director of the Company since July 1996.

         RONALD T. LEMAY is the President and Chief Operating Officer of Sprint Corporation (a telecommunications company). He was appointed to that position in February 1996. He became a director of Sprint in 1993. From March 1995 to September 1996, Mr. LeMay served as the Chief Executive Officer of Sprint Spectrum, a partnership among Sprint, Tele-Communications, Inc., Comcast Corporation and Cox Communications. From October 1989 to March 1995, Mr. LeMay served as President and Chief Operating Officer of Sprint Long Distance. Mr. LeMay has been a director of the Company since July 1996 and is also a director of Yellow Corporation and Ceridian Corp.

         MARVIN L. MANN has been Chairman and Chief Executive Officer of Lexmark International, Inc. (a supplier of network and personal printers and information processing supplies) since March 1991 when the company was formed. Prior to such time, Mr. Mann served in a number of executive positions at International Business Machines Corporation. Mr. Mann has been a director of the Company since January 1997 and is also a director of M. A. Hanna Company and a member of the Fidelity Investments Board of Trustees.

         WILLIAM T. MONAHAN was elected Chairman of the Board, President and Chief Executive Officer of the Company when the Company was formed in March 1996 in connection with the Distribution. From June 1993 to March 1996, Mr. Monahan served as Group Vice President responsible for the Electro and Communication Group of 3M, and from May 1992 to May 1993, he served as Senior Managing Director of 3M Italy. From September 1989 to May 1992, Mr. Monahan was Vice President of the Data Storage Products Division of 3M.

         MARK A. PULIDO has been Chief Executive Officer and President of McKesson Corporation (a supplier of healthcare products and services) since April 1997. From May 1996 to April 1997 he served as the President and Chief Operating Officer of McKesson. From January 1996 to May 1996, Mr. Pulido served as President and Chief Executive Officer of Sandoz Pharmaceuticals Corporation (a research-based pharmaceutical manufacturer). From December 1994 to December 1995, Mr. Pulido served as Chief Operating Officer of Sandoz. Prior to that time, Mr. Pulido served as Chairman, President & Chief Executive Officer of Red Line HealthCare Corporation (a supplier of medical supplies and reimbursement services to the long-term healthcare industry), an affiliate of Sandoz. Mr. Pulido has been a director of the Company since July 1996.

         DARYL J. WHITE served as the Senior Vice President of Finance and Chief Financial Officer of Compaq Computer Corporation (a computer equipment manufacturer) from 1988 to May 1996. Prior to such time, he held the positions of Corporate Controller and Director of Information Management at Compaq. Mr. White has been a director of the Company since July 1996 and is also a director of Paracelsus Healthcare Corp.

         The information contained in the sections entitled "Information Concerning Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement for its 1998 Annual Shareholders Meeting is incorporated herein by reference. See also "Executive Officers of the Company" in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.
         The sections entitled "Compensation of Executive Officers" and "Compensation of Directors" contained in the Company's Proxy Statement for its 1998 Annual Shareholders Meeting is incorporated herein by reference. The information appearing under the heading "Committee Report on Executive Compensation" is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         The information contained in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in the Company's Proxy Statement for its 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

         1. FINANCIAL STATEMENTS

         The following Report of Independent Accountants and consolidated financial statements of the Company are contained in Part II of this Report:

                                                                            Page
         Report of Independent Accountants ................................
         Consolidated Statements of Operations for the Years Ended
              December 31, 1997, 1996 and 1995 ............................
         Consolidated Balance Sheets as of December 31, 1997 and 1996 .....
         Consolidated Statements of Shareholders' Equity for the Years
              Ended December 31, 1997, 1996 and 1995 ......................
         Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1997, 1996 and 1995.............................
         Notes to Consolidated Financial Statements .......................

         2. FINANCIAL STATEMENT SCHEDULES
         All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

         3. EXHIBITS
         The following Exhibits are filed as part of, or incorporated by reference into, this Report:


       Exhibit
       Number                     Description of Exhibit
       ------                     ----------------------


         3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)

         3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's 1996 Annual Report on Form 10-K)

         4.1 Rights Agreement, dated as of June 18, 1996 between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)

         4.2 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)

         4.3 Credit Agreement dated as of July 1, 1996 among the Company, the Lenders named therein and Citicorp USA, Inc., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

         4.4 Amendment No. 1 dated as of September 10, 1997 to the Credit Agreement dated as of July 1, 1996 among the Company, the Lenders named therein and Citicorp USA, Inc., as Agent among the Company, the Lenders named therein and Citicorp USA, Inc., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

         4.5 Limited Waiver and Amendment No. 2 dated as of March 30, 1998 to the Credit Agreement dated as of July 1, 1996 among the Company, the Lenders named therein and Citicorp USA, Inc., as Agent

         10.1 Transfer and Distribution Agreement, dated as of July 1, 1996, between Minnesota Mining and Manufacturing Company ("3M") and the Registrant (incorporated by reference to Exhibit 2.1 to Registration Statement on Form 10, No. 1-14310)

         10.2 Tax Sharing and Indemnification Agreement, dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.1 to Registration Statement on Form 10, No. 1-14310)

         10.3 Corporate Services Transition Agreement, dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.2 to Registration Statement on Form 10, No. 1-14310)

         10.4 Environmental Matters Agreement dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.3 to Registration Statement on Form 10, No. 1-14310)

         10.5 Intellectual Property Rights Agreement, dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Registration Statement on Form S-4, No. 333-28837)

         10.6 Supply Agreement, dated as of July 1, 1996, between 3M and the Registrant (incorporated by reference to Exhibit 10.5 to Registration Statement on Form 10, No. 1-14310)

         10.7 Lease Agreement dated as of July 1, 1996 between 3M and the Registrant (incorporated by reference to Exhibit 10.6 to Registration Statement on Form 10, No. 1-14310)

         10.8* Employment Agreement, dated as of July 1, 1996, between William T. Monahan and the Registrant (incorporated by reference to Exhibit 10.7 to Registration Statement on Form 10, No. 1-14310)

         10.9* Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)

         10.10*   Imation Excess Benefit Plan (incorporated by reference to
                  Exhibit 10.10 to Registration Statement on Form 10, No.
                  1-14310)

         10.11* Imation 1996 Retirement Investment Plan (incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10, No. 1-14310)

         10.12* Imation 1996 Directors Stock Compensation Program, as Amended (incorporated by reference to Exhibit 10.12 to 1996 Annual Report on Form 10-K)

         10.13*   Imation 1998 Success Sharing Program

         10.14* Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to 1997 Annual Report on Form 10-K)

         11.1     Computation of Common Shares and Common Share Equivalents

         21.1     Subsidiaries of Imation Corp.

         23.1     Consent of Independent Accountants

         24.1     Power of Attorney

         27.1     Financial Data Schedule

---------------

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (b)      REPORTS ON FORM 8-K

         The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMATION CORP.

                                         By:    /s/ William T. Monahan
                                                  William T. Monahan
                                                  CHAIRMAN, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER
Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                                 TITLE                  DATE

/s/ William T. Monahan       Chairman, President, Chief         March 31, 1998
----------------------       Executive Officer and Director
William T. Monahan           (principal executive officer)


/s/ Jill D. Burchill         Chief Financial Officer            March 31, 1998
----------------------       (principal financial and
Jill D. Burchill             principal accounting officer)

________*__________          Director                           March 31, 1998
Lawrence E. Eaton

________*__________          Director                           March 31, 1998
Michael S. Fields

________*__________          Director                           March 31, 1998
Linda W. Hart

________*__________          Director                           March 31, 1998
William W. George

________*___________         Director                           March 31, 1998
Ronald T. LeMay

________*__________          Director                           March 31, 1998
Marvin L. Mann

________*__________          Director                           March 31, 1998
Mark A. Pulido

________*__________          Director                           March 31, 1998
Daryl J. White

                                                        By: /s/ Carolyn A. Bates
                                                                ----------------
                                                                Carolyn A. Bates
                                                                Attorney-in-fact