Form 10-Q
period 1998-03-31
IMATION CORP
filed 1998-05-15
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD

                            ENDED MARCH 31, 1998 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,616,009 shares of Common Stock, par value $0.01 per share, were outstanding at April 30, 1998.


================================================================================

                                  IMATION CORP.

                                      INDEX





PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three months
                ended March 31, 1998 and 1997

                Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997

                Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

                Notes to Consolidated Financial Statements

                Report of Independent Accountants

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

PART II.        OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

                                 IMATION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)
                                 (Unaudited)





                                       Three months ended
                                            March 31,
                                   --------------------------
                                   1998                 1997
                                   -------             ------

Net revenues                       $519.4              $547.7
Cost of goods sold                  335.0               348.7
                                   -------             ------
  Gross profit                      184.4               199.0

Operating expenses:
  Selling, general and
   administrative                   136.7               133.0
  Research and development           37.5                37.8
                                   -------             ------
    Total                           174.2               170.8
Operating income                     10.2                28.2
Other income and expense:
  Interest expense                    5.2                 2.4
  Other, net                          1.5                 4.0
                                   -------             ------
    Total                             6.7                 6.4
Income before tax                     3.5                21.8
Income tax provision                  1.5                 9.8
                                   -------             ------
Net income                         $  2.0              $ 12.0
                                   =======             ======

Basic and diluted earnings
  per common share                 $ 0.05             $ 0.29
                                   =======            ======

Weighted average basic
  shares outstanding                 39.1                40.8
                                    ======              =====

Weighted average diluted
  shares outstanding                 39.3                41.1
                                    ======              =====


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                  March 31,
                                                    1998          December 31,
                                                 (Unaudited)          1997
                                                -------------     ------------
ASSETS
Current assets
  Cash and equivalents                             $   79.3        $  103.5
  Accounts receivable - net                           463.8           459.3
  Inventories                                         386.0           399.9
  Other current assets                                116.6           141.7
                                                   ---------       --------
      Total current assets                          1,045.7         1,104.4
Property, plant and equipment - net                   364.7           381.6
Other assets                                          224.1           179.5
                                                   ---------       --------
          Total assets                             $1,634.5        $1,665.5
                                                   =========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $  172.8        $  182.2
  Accrued payroll                                      29.6            38.3
  Short-term debt                                      37.7            31.3
  Other current liabilities                           298.3           313.7
                                                   ---------       --------
      Total current liabilities                       538.4           565.5
Other liabilities                                      93.8            98.1
Long-term debt                                        319.6           319.7
Commitments and contingencies
Shareholders' equity
  Preferred stock, $0.01 par value, authorized 25.0
    million shares, none issued and outstanding         --              --
  Common stock, $0.01 par value, authorized 100.0
    million shares, 42.9 million issued as of
    March 31, 1998 and December 31, 1997                0.4             0.4
  Additional paid-in capital                        1,025.0         1,025.8
  Accumulated deficit                                (169.4)         (171.1)
  Unearned ESOP shares                                (34.3)          (37.3)
  Cumulative translation adjustments                  (82.1)          (78.1)
  Treasury stock, at cost, 2.3 million shares
    as of March 31, 1998 and December 31, 1997        (56.9)          (57.5)
                                                   ---------       ---------
      Total shareholders' equity                      682.7           682.2
                                                   ---------       --------
           Total liabilities and shareholders'
             equity                                $1,634.5        $1,665.5
                                                   =========       ========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                    Three months ended
                                                        March 31,
                                                    ------------------
                                                     1998        1997
                                                    --------    ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 2.0      $ 12.0
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                       30.8        38.7
  Working capital changes                            (21.7)      (38.0)
  Other                                               (0.4)        6.5
                                                    --------    ------
Net cash provided by operating activities             10.7        19.2

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (18.6)      (28.0)
  Capitalized software                               (29.2)      (11.2)
  Other                                                1.6        (1.0)
                                                    -------     -------
Net cash used in investing activities                (46.2)      (40.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                        6.8        (0.9)
  Borrowings of debt                                    -        141.4
  Repayments of debt                                    -       (115.4)
  Purchases of treasury stock                           -        (12.8)
  Decrease in unearned ESOP shares                     3.0         2.8
  Exercise of stock options                            0.2         0.1
                                                    -------     ------
Net cash provided by financing activities             10.0        15.2

Effect of exchange rate changes on cash                1.3        (0.7)
                                                    -------     -------

Net change in cash and equivalents                   (24.2)       (6.5)
Cash and equivalents - beginning of period           103.5        61.7
                                                    -------     ------
Cash and equivalents - end of period                $ 79.3      $ 55.2
                                                    =======     ======



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1997 Annual Report on Form 10-K.

2.  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARINGS PER SHARE, which the Company has adopted for all periods presented. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted earnings per share. Prior period amounts have been restated to conform with this standard.

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table sets forth the computation of basic and diluted shares outstanding:

                                                       Three Months Ended
                                                            March 31,
(In millions)                                       1998               1997
                                                  --------          -------

Weighted average shares outstanding                  40.7               42.7

Weighted average ESOP shares not committed           (1.6)              (1.9)
                                                     -----              -----

Weighted average basic shares outstanding            39.1               40.8

Dilutive effect of employee stock options             0.2                0.3
                                                     -----              ----

Weighted average diluted shares outstanding          39.3               41.1
                                                     =====              ====

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                           March 31,
                                             1998         December 31,
                                          (Unaudited)         1997
                                          ----------       ---------
(In millions)
Inventories
  Finished goods                          $   263.3        $   272.6
  Work in process                              57.5             59.7
  Raw materials and supplies                   65.2             67.6
                                          ----------       ---------
    Total inventories                     $   386.0        $   399.9
                                          ==========       =========

Property, plant and equipment
  Property, plant and equipment           $ 1,696.4        $ 1,704.5
  Less accumulated depreciation            (1,331.7)        (1,322.9)
                                          ----------       ----------
    Property, plant and equipment - net   $   364.7        $   381.6
                                          ==========       =========


4.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

5.  RESTRUCTURING CHARGE

In the fourth quarter of 1997, the Company recorded a $170 million pre-tax charge for the restructuring of its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure. In the first quarter of 1998, the Company made cash payments of $5.8 million related to this restructuring and reduced its headcount by approximately 300. As part of this restructuring plan, the Company closed a research facility in the United Kingdom and announced its intentions to sell its CD-ROM business. The Company also announced its intention to outsource metal printing plates currently manufactured at its facility in Middleway, West Virginia.

6.  NEW ACCOUNTING STANDARDS

In the first quarter of 1998, the Company adopted SFAS No. 130, REPORTING OF COMPREHENSIVE INCOME. The standard requires the display and reporting of comprehensive income (loss), which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income and the effects of translation which are charged or credited to the cumulative translation adjustments account within shareholders' equity. Comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was as follows:

                                                Three Months Ended
                                                     March 31,
(In millions)                                1998                1997
                                           --------            -------

Net income                                   $2.0                $12.0

Changes in cumulative
  translation adjustments                    (4.0)               (20.6)
                                             -----               ------

Comprehensive income (loss)                 $(2.0)               $(8.6)
                                            ======               ======


Effective with year-end 1998 reporting, the Company will adopt SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting of operating segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS No. 131 but has not yet determined what segment information will be reported upon adoption. The Company believes that it may be required to present segment information beyond the one segment currently presented.



                                 *****

Coopers & Lybrand L.L.P., the Company's independent accountants, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of March 31, 1998, and the related consolidated statements of operations and condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1998, except for the second paragraph of Note 7, as to which the date is March 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                               /s/ COOPERS & LYBRAND L.L.P.
                               COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
May 7, 1998

                             IMATION CORP.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

Imation Corp. (the "Company") began operations as an independent, publicly held company on July 1, 1996 when Minnesota Mining and Manufacturing Company, ("3M"), spun off substantially all of the businesses previously operated within its data storage and imaging systems groups.

RESULTS OF OPERATIONS

Net revenues for the first quarter of 1998 were $519.4 million, a decrease of $28.3 million or 5.2 percent from the same period in 1997. Volume increases of
3.8 percent were more than offset by price declines of 5.5 percent and the negative effect of changes in currency exchange rates of 3.5 percent. Volume growth was positively impacted by continued strength of DryView(TM) and SuperDisk(TM) technologies offset somewhat by volume declines in the Company's more mature product lines. In the first quarter of 1998, 42.2% of the Company's revenues were generated from the Customer Solutions and Growth Technologies businesses, compared to 38.5% from the same period in 1997.

Net revenues in the United States decreased 2.3 percent with volume increases of
1.8 percent more than offset by pricing declines of 4.1 percent. International volume growth was 6.0 percent which was more than offset by price declines of
7.0 percent. Changes in currency exchange rates negatively impacted international revenues by 7.0 percent. International revenues accounted for 48.1 percent of the Company's first quarter 1998 revenues, as compared to 49.6 percent for first quarter 1997.

Gross profit in the first quarter of 1998 was $184.4 million or 35.5 percent of revenues. Gross profit in the first quarter of 1997 was $199.0 million or 36.3 percent of revenues. The decrease in gross profit margin of 0.8 percent is primarily due to the continued strength of the U.S. dollar.

Selling, general and administrative (SG&A) expenses were $136.7 million or 26.3 percent of revenues. SG&A expenses in the first quarter of 1997 were $133.0 million or 24.3 percent of revenues. The increase is primarily attributable to costs associated with the Company's launch of its SuperDisk program and costs attributable to information technology infrastructure development in order to support the Company's new worldwide information systems.

Research and development costs totaled $37.5 million or 7.2 percent of revenues in the first quarter of 1998, down $0.3 million but up 0.3 percent of revenues from the same period in 1997 and in line with the Company's expectations.

Operating income for the first quarter of 1998 was $10.2 million. This represents a $18.0 million decrease over operating income of $28.2 million in the first quarter of 1997.

First quarter 1998 interest expense was $5.2 million, up $2.8 million from the same quarter last year. Average debt outstanding was higher in the first quarter of 1998 as compared to the same period of 1997.

The net other income and expense in the first quarter of 1998 totaled $1.5 million of expense. In the same period of 1997, net other income and expense was $4.0 million of expense.

The Company's effective tax rate in the first quarter of 1998 was 43.0 percent compared to 45.0 percent in the first quarter of 1997 and 42.9% for fiscal year 1997 in total.

Net income in the first quarter of 1998 was $2.0 million, or $0.05 per basic and diluted share compared with $12.0 million, or $0.29 per basic and diluted share, for the same period in 1997.

FINANCIAL POSITION

The Company had 3.3 months of inventory on hand at March 31, 1998, down from 3.4 months at December 31, 1997. The accounts receivable days sales outstanding was 78 days at March 31, 1998, up from 76 days at December 31, 1997. Other current assets decreased by $25.1 million from December 31, 1997 primarily due to reductions in taxes receivable and defined taxes.

The book value of property, plant and equipment at March 31, 1998 was $364.7, a decrease of $16.9 million from the December 31, 1997 balance of $381.6 million. This decrease is primarily due to capital spending being lower than depreciation. Other assets increased $44.6 million from December 31, 1997 primarily due to capitalization of costs related to the design, implementation and testing of the Company's worldwide information technology systems and increases in deferred taxes.

LIQUIDITY

Cash provided by operating activities was $10.7 million during the three months ended March 31, 1998, compared to $19.2 million during the same period in 1997. This change was primarily due to lower net income in the first three months of 1998 compared with the same period last year. Depreciation and amortization were $30.8 million in the first three months of 1998, as compared to $38.7 million in the comparable period of 1997. In the first quarter of 1998, the Company made cash payments of $5.8 million related to its 1997 restructuring. The Company expects net cash payments of approximately $100 million in 1998 related to its 1997 restructuring.

Cash used in investing activities was $46.2 million for the first quarter of 1998 compared to $40.2 million in the comparable period of 1997. Investing activities included capital expenditures of $18.6 million for the first three months of 1998 compared to $28.0 million during the same period of 1997. Capitalized software was $29.2 million in the first three months of 1998, primarily related to the design, implementation and testing of the Company's new information technology systems. It is expected that the Company will spend an additional $15 million to $20 million to complete this project. Amortization of these costs will begin in the second quarter of 1998 and are expected to be approximately $4.5 million per quarter.

Financing activities during the first quarter of 1998 provided cash of $10.0 million. Financing activities primarily related to the net borrowing of $6.8 million under short-term debt arrangements.

At March 31, 1998, the Company had borrowed $313.0 million under its $350 million revolving credit facility with a syndicate of banks (the "Credit Agreement"). As a result of the restructuring and other special charges recorded by the Company in its 1997 consolidated financial statements, as of December 31, 1997, the Company was not in compliance with certain of its financial covenants contained in the Credit Agreement. In December 1997, the Company obtained a limited waiver from the lenders who are parties to the Credit Agreement under which the lenders agreed to waive compliance by the Company with the financial covenants contained in the Credit Agreement during the period from December 17, 1997 to March 30, 1998. On March 30, 1998, the Company entered into a Limited Waiver and Amendment No. 2 to the Credit Agreement under which the lenders agreed to waive compliance by the Company with the financial covenants contained in the Credit Agreement, which provides for an extension through January 5, 1999 of the limited waiver granted in December 1997. During the extended waiver period, borrowings under the Credit Agreement will be collateralized by substantially all of the Company's assets and the Company will be required to maintain a specified minimum level of earnings before income taxes, depreciation and amortization (EBITDA). The Company will also incur certain fees' and increased interest rates on outstanding borrowings under the Credit Agreement during the extended waiver period. The Company expects to enter into a new credit facility prior to December 31, 1998.

At March 31, 1998, the Company's ratio of total debt to total capital was 34%. The Company expects to maintain an adequate level of liquidity through cash flows from operations, availability of borrowings under its bank credit agreement and potential debt and equity financings.

YEAR 2000 COMPLIANCE

The Company has a project team that is currently assessing the impact of the year 2000 on the processing of date-related information by computer systems. The Company is in the process of implementing a new corporate-wide IT infrastructure that will enable it to operate independently from 3M. Major implementation efforts are scheduled to occur during the second quarter of 1998. The Company presently believes that Year 2000 issues will not pose significant operational problems for the Company's new IT systems, as implemented. However, it is possible that the Year 2000 issue may have a material impact on the operations of the Company in the event the Company's new IT systems are not implemented as planned. In addition, the Company is currently evaluating its product and service offerings, all production equipment and all business partner relationships to determine whether any changes will be necessary to ensure Year 2000 functionality. At this time, the Company is unable to quantify the cost of any such modifications or other activities required to address the Year 2000 issue and therefore is unable to determine if such costs and expenses will be material to the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective with year-end 1998 reporting, the Company will adopt Statement of Financial Accounting Standard ("SFAS") No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting of operating segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS No. 131 but has not yet determined what segment information will be reported upon adoption. The Company believes that it may be required to present segment information beyond the one segment currently presented.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are market acceptance of newly introduced products (including the Company's

SuperDisk(TM) products), implementation of the Company's restructuring plans, competitive industry conditions including historical price erosion in certain product categories, technological developments in the markets served by the Company, foreign currency fluctuations, the Company's ability to establish its operations as an independent company (including the implementation of its global information technology systems), and the various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1997 Annual Report on Form 10-K.

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The following previously reported legal proceedings had developments during the first quarter of 1998:

EASTMAN KODAK COMPANY vs. MINNESOTA MINING AND MANUFACTURING CORPORATION, et. al. (U.S. District Court for the Western District of New York, Civil Action No. 97-CV-6535T), and IMATION S.P.A., et. al. vs. EASTMAN KODAK COMPANY et. al. (Civil Court of Savona, Italy, No. 2259/97). On December 2, 1997 Eastman Kodak Company ("Kodak ") filed a civil complaint against the Company, 3M and certain of their respective subsidiaries in the U.S. District Court for the Western District of New York. The complaint alleges improper receipt of Kodak trade secrets by 3M's Italian subsidiaries between 1993 and May 1996 from Harold Worden, a retired Kodak employee. Worden has since pleaded guilty and been sentenced in the Western District of New York on criminal charges of interstate transportation of stolen Kodak documents. The 3M subidiaries that dealt with Worden became subsidiaries of the Company in connection with the spin-off of the Company from 3M in July 1996. In its complaint, Kodak seeks unspecified compensatory damages, treble damages, punitive damages and permanent injunctive relief. On December 2, 1997 the Company, 3M and their respective subsidiaries filed a suit in Italy asking the Italian Court to declare that they have no liability to Kodak in this matter. On May 15, 1998, the parties requested that the legal proceedings in the United States and in Italy be stayed pending ongoing settlement discussions among the parties. The Company disputes any liability to Kodak relating to this matter and, in the event the litigation is not settled, will vigorously defend the action.

In the ordinary course of its business, the Company is party to various legal actions which the Company believes are incidental to the operation of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of March 31, 1997 would not have a material adverse effect on the Company's financial position or annual results of operations or cash flows.

Items 2-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as exhibits to this Report.

                    10.1 Employment Agreement dated as of April 1, 1998, between
                         Robert L. Edwards and the Registrant

                    15.1 An awareness letter from the Company's independent
                         accountants regarding unaudited interim financial statements.

                    27.1 Financial data schedule

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Imation Corp.
                                                (REGISTRANT)



Date:  May 15, 1998            By:  /s/ Robert L. Edwards
                                    -------------------------
                                    Robert L. Edwards
                                    Senior Vice President,
                                    Strategy, Planning and Chief
                                    Financial Officer

                             EXHIBIT INDEX


Exhibit
Number                           Description
------                           -----------

10.1 Employment Agreement dated as of April 1, 1998, between Robert L. Edwards and the Registrant

15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements

27.1     Financial data schedule