Form 10-Q
period 1998-06-30
IMATION CORP
filed 1998-08-14
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,624,939 shares of Common Stock, par value $0.01 per share, were outstanding at July 31, 1998.

                                  IMATION CORP.

                                      INDEX



                                                                         Page(s)

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three and six month periods
                ended June 30, 1998 and 1997

                Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

                Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997

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

SIGNATURE

EXHIBIT INDEX

                          PART I. FINANCIAL INFORMATION

                                 IMATION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)
                                 (Unaudited)



                               Three months ended     Six months ended
                               -----------------     -------------------
                                    June 30,               June 30,
                                1998       1997        1998       1997
                               ------     ------     --------   --------

Net revenues                   $517.1     $554.8     $1,036.5   $1,102.5
Cost of goods sold              333.0      361.8        668.0      710.5
                               ------     ------     --------   --------
  Gross profit                  184.1      193.0        368.5      392.0

Operating expenses:
  Selling, general and
   administrative               137.5      142.6        274.2      275.6
  Research and development       32.6       40.4         70.1       78.2
  Restructuring                  (3.6)       -           (3.6)
                               ------     ------     --------   --------
    Total                       166.5      183.0        340.7      353.8

Operating income                 17.6       10.0         27.8       38.2

Other income and expense:
  Interest expense                5.6        3.8         10.8        6.2
  Other, net                      1.1       (1.8)         2.6        2.2
                               -------    -------       -----      -----
    Total                         6.7        2.0         13.4        8.4

Income before taxes              10.9        8.0         14.4       29.8

Income tax provision              6.1        3.6          7.6       13.4
                               -------    -------    --------   --------

Net income                     $  4.8     $  4.4     $    6.8   $   16.4
                               =======    ========   =========  ========

Basic and diluted earnings
 per common share              $ 0.12     $ 0.11     $   0.17   $   0.40
                               =======    =======    =========  ========

Weighted average basic
  shares outstanding             39.3       40.0         39.2       40.4
                               =======    =======    =========  ========

Weighted average diluted
  shares outstanding             39.5       40.1         39.4       40.6
                               =======    =======    =========  ========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                       June 30,
                                                         1998       December 31,
                                                      (Unaudited)       1997
                                                       ---------    -----------
ASSETS
Current assets
  Cash and equivalents                                 $    23.6     $   103.5
  Accounts receivable - net                                498.1         459.3
  Inventories                                              385.7         399.9
  Other current assets                                     123.9         141.7
                                                       ---------     ---------
      Total current assets                               1,031.3       1,104.4

Property, plant and equipment - net                        347.4         381.6
Other assets                                               235.6         179.5
                                                       ---------     ---------
      Total assets                                     $ 1,614.3     $ 1,665.5
                                                       =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                     $   181.7     $   182.2
  Accrued payroll                                           36.1          38.3
  Short-term debt                                           48.4          31.3
  Other current liabilities                                316.0         313.7
                                                       ---------     ---------
      Total current liabilities                            582.2         565.5

Other liabilities                                           86.8          98.1
Long-term debt                                             251.6         319.7
Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.01 par value, authorized 25.0
    million shares, none issued and outstanding               --            --
  Common stock, $0.01 par value, authorized 100.0
    million shares, 42.9 million issued as of
    June 30, 1998 and December 31, 1997                      0.4           0.4
  Additional paid-in capital                             1,025.0       1,025.8
  Accumulated deficit                                     (164.6)       (171.1)
  Unearned ESOP shares                                     (31.7)        (37.3)
  Cumulative translation adjustments                       (79.7)        (78.1)
  Treasury stock, at cost, 2.3 million shares
    as of June 30, 1998 and December 31, 1997              (55.7)        (57.5)
                                                       ---------     ---------
      Total shareholders' equity                           693.7         682.2
                                                       ---------     ---------
      Total liabilities and shareholders' equity ..    $ 1,614.3     $ 1,665.5
                                                       =========     =========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                 Six months ended
                                                     June 30,
                                              ---------------------
                                                1998         1997
                                              --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    6.8     $   16.4
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                   60.8         74.3
  Working capital changes                        (37.9)       (60.5)
  Other                                           15.7         14.7
                                              --------     --------
Net cash provided by operating activities         45.4         44.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (36.1)       (62.8)
  Capitalized software                           (48.3)       (33.3)
  Other                                            4.4          0.4
                                              --------     --------
Net cash used in investing activities            (80.0)       (95.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                   18.4          0.8
  Other borrowings of debt                        21.9        278.0
  Other repayments of debt                       (90.0)      (167.2)
  Purchases of treasury stock                       --        (60.9)
  Decrease in unearned ESOP shares                 5.6          4.8
  Exercise of stock options                        1.2          0.2
                                              --------     --------
Net cash (used in) provided by
 financing activities                            (42.9)        55.7

Effect of exchange rate changes on cash ..        (2.4)        (0.2)
                                              --------     --------

Net change in cash and equivalents               (79.9)         4.7
Cash and equivalents - beginning of period       103.5         61.7
                                              --------     --------
Cash and equivalents - end of period          $   23.6     $   66.4
                                              ========     ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments, except for the restructuring charge adjustment in the second quarter of 1998, consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1997 Annual Report on Form 10-K.

2. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which the Company has adopted for all periods presented. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted earnings per share. Prior period amounts have been restated to conform with this standard.

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for ESOP shares not committed. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding for the three and six month periods ended June 30, 1998 and 1997:

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
(In millions)                     1998         1997         1998         1997
                                  ----         ----         ----         ----

Weighted average
 shares outstanding               40.7         41.8         40.7         42.3

Weighted average ESOP
  shares not committed            (1.4)        (1.8)        (1.5)        (1.9)
                                  ----         ----         ----         ----

Weighted average
  basic shares outstanding        39.3         40.0         39.2         40.4

Dilutive effect of
  employee stock options           0.2          0.1          0.2          0.2
                                  ----         ----         ----         ----

Weighted average diluted
  shares outstanding              39.5         40.1         39.4         40.6
                                  ====         ====         ====         ====


3. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                           June 30,
                                             1998       December 31,
                                          (Unaudited)       1997
                                          ----------    -----------
(In millions)
Inventories
  Finished goods                           $   263.0     $   272.6
  Work in process                               57.5          59.7
  Raw materials and supplies                    65.2          67.6
                                           ---------     ---------
    Total inventories                      $   385.7     $   399.9
                                           =========     =========

Property, Plant and Equipment
  Property, plant and equipment            $ 1,585.9     $ 1,704.5
  Less accumulated depreciation             (1,238.5)     (1,322.9)
                                           ---------     ---------
    Property, plant and equipment - net    $   347.4     $   381.6
                                           =========     =========


4. COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

5. RESTRUCTURING

In the fourth quarter of 1997, the Company recorded a $170 million pre-tax charge for the restructuring of its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure. In the first two quarters of 1998, the Company made cash payments of $15.2 million related to this restructuring and reduced its headcount by approximately 800. As part of this restructuring plan, the Company closed a research facility in the United Kingdom. The Company also entered into an agreement to sell its CD-ROM business and announced its intention to close its metal printing plates manufacturing facility in Middleway, West Virginia which are not reflected in the cash disbursement.

During the second quarter of 1998, the Company recorded a $3.6 million benefit in the restructuring line of the Statement of Operations as a final adjustment of restructuring charges recorded in the fourth quarter of 1995 as a result of its policy to evaluate its restructuring resources quarterly and adjust such resources to reflect changes in estimates as [illegible copy] becomes available.

6. SUBSEQUENT EVENT

On July 31, 1998, the Company and Eastman Kodak Company (Kodak) signed an asset purchase agreement for the sale of most of the Company's worldwide medical imaging business. Discussion of this matter is cross-referenced to this Form 10-Q, Part I, Item II, Management's Discussion and Analysis of Financial Condition and Results of Operations, Subsequent Event section, and should be considered an integral part of the Consolidated Financial Statements and Notes.

7. COMPREHENSIVE INCOME

In the first quarter of 1998, the Company adopted SFAS No. 130, REPORTING OF COMPREHENSIVE INCOME. The standard requires the display and reporting of comprehensive income (loss), which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income (loss) for the Company includes net income and the effects of translation which are charged or credited to the cumulative translation adjustments account within shareholders' equity. Comprehensive income (loss) for the three and six month periods ended June 30, 1998 and 1997 was as follows:

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
(In millions)                  1998       1997        1998        1997
                             -------    -------     -------     -------

Net income                   $   4.8    $   4.4     $   6.8     $  16.4

Changes in cumulative
  translation adjustments        2.4       (1.7)       (1.6)      (22.2)
                             -------    -------     -------     -------

Comprehensive
  income (loss)              $   7.2    $   2.7     $   5.2     $  (5.8)
                             =======    =======     =======     =======

8. NEW ACCOUNTING STANDARDS

Effective with year-end 1998, the Company will adopt SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting of operating segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS No. 131 but has not yet determined what segment information will be reported upon adoption. The Company believes that it may be required to present segment information beyond the one segment currently presented.



In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than January 1, 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on the financial statements of the company.


                                *****

PricewaterhouseCoopers LLP, the Company's independent accountants, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of June 30, 1998, and the related consolidated statements of operations for the three and six months ended June 30, 1998 and 1997 and condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1998, except for the second paragraph of Note 7, as to which the date is March 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                               /s/ PricewaterhouseCoopers LLP
                                   PricewaterhouseCoopers LLP


Minneapolis, Minnesota
August 11, 1998

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net revenues for the second quarter of 1998 were $517.1 million, a decrease of $37.7 million or 6.8 percent from the same period in 1997. Volume increases of 2 percent were more than offset by price declines of 6 percent and the negative effect of changes in currency exchange rates of 3 percent. Volume growth was positively impacted by continued strength of DryView(TM) and SuperDisk(TM) technologies as well as by higher revenues in the Customer Solutions businesses driven by the Company's acquisition of Cemax-Icon in the third quarter of 1997. These increases were partially offset by volume declines in the Company's more mature product lines, especially in Europe. In the second quarter of 1998, approximately 41% of the Company's revenues were generated from the Customer Solutions and Growth Technologies businesses, compared to 35% in the same period in 1997.

Net revenues in the United States decreased 1 percent with volume growth of 4 percent off-set by pricing declines of 5 percent. International net revenues decreased by 13 percent driven by pricing declines of 7 percent and the negative impact of changes in currency exchange rates of 7 percent. The international volume increase of 1 percent is lower than in previous quarters driven by lower sales in the Company's European operations. International revenues accounted for 46 percent of the Company's second quarter 1998 revenues, as compared to 49 percent for the second quarter 1997.

Gross profit in the second quarter of 1998 was $184.1 million, or 35.6 percent of revenues, on lower revenues compared with the second quarter of 1997 which was $193.0 million, or 34.8 percent of revenues. The gross profit percentage in the second quarter of 1997 was negatively impacted by lower than expected demand in the desk-top tape back-up segment which resulted in under-utilization of the tape production facility during that period. The gross margin percentage in the second quarter of 1998 was maintained at levels consistent with recent quarters despite lower sales levels reflecting continued productivity improvements in the Company's manufacturing operations which off-set the negative impacts of declining sales prices.

Selling, general and administrative (SG&A) expenses were $137.5 million, or 26.6 percent of revenues. SG&A expenses in the second quarter of 1997 were $142.6 million, or 25.7 percent of revenues. The lower dollar level of SG&A reflects the impact of the Company's 1997 restructuring program partially off-set by costs associated with the Company's launch of its SuperDisk program and costs attributable to its information technology (IT) infrastructure development. These factors combined with a lower level of revenues in 1998 account for the increase in SG&A as a percent to revenues year over year.

Research and development (R&D) costs totaled $32.6 million or 6.3 percent of revenues in the second quarter of 1998, down $7.8 million and 1.0 percent of revenues from the same period in 1997. R&D costs benefited from the consolidation out of a corporate research facility in the UK and elimination of some non-strategic and redundant programs. The Company believes the current level of R&D is within the target range appropriate for these businesses.

The Company recorded a $3.6 million benefit in the second quarter of 1998 in the restructuring line of the Statement of Operations reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995. As a result of its policy to evaluate its restructuring reserves quarterly and adjust such reserves to reflect changes in estimates as better information becomes available.

Operating income for the second quarter of 1998 was $17.6 million. This represents a $7.6 million increase over operating income of $10.0 million in the second quarter of 1997. Excluding the restructuring benefit, operating income increased $4.0 million and operating income margin increased 0.9 percentage points to 2.7 percent of revenues compared to the second quarter of 1997.

Second quarter 1998 interest expense was $5.6 million, up $1.8 million from the same quarter last year. This increase resulted from both a higher average level of debt outstanding and, to a lesser extent, a higher interest rate in 1998 versus 1997.

The net other income and expense in the second quarter of 1998 totaled $1.1 million of expense. In the same period of 1997, net other income and expense was $1.8 million of income. This variance is driven by lower interest income in the second quarter of 1998 compared to the same period in 1997 and by currency transaction effects.

The Company's effective tax rate in the second quarter of 1998 was 56 percent compared to 45 percent in the second quarter of 1997. This increase reflects a revision in the Company's estimated 1998 effective tax rate to 53 percent from 43 percent in first quarter of 1998 driven by a change in the estimated level and mix by jurisdiction of pre-tax income expected for the full year of 1998.

Net income in the second quarter of 1998 was $4.8 million, or $0.12 per basic and diluted share, compared with $4.4 million, or $0.11 per basic and diluted share, for the same period in 1997. Excluding the restructuring benefit, net income in the second quarter of 1998 would have been $3.1 million or $0.08 per basic and diluted share.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

On a year to date basis, net revenues were $1,036.5 million, a decrease of $66.0 million or 6.0 percent from the same period in 1997. Volume increases of 3 percent were more than offset by price declines of 6 percent and the negative effect of changes in currency exchange rates of 3 percent. Volume growth was positively impacted by continued strength of DryView(TM) and SuperDisk(TM) technologies as well as by higher revenues in the Customer Solutions businesses driven by the Company's 1997 acquisition of Cemax-Icon. These increases were more than offset by volume declines in the Company's more mature product lines, especially in Europe.

Net revenues in the United States decreased 2 percent, and international revenues decreased 10 percent. In both cases, volume increases were more than offset by price declines. International revenues were also negatively impacted 6 percent by changes in currency translation rates year over year. International revenues accounted for 47 percent of the Company's revenues in the first six months of 1998, as compared to 50 percent in the same period in 1997.

Gross profit for the first six months of 1998 was $368.5 million or 35.6 percent of revenues. This compares with $392.0 million, or 35.6 percent of revenues in 1997.

Selling, general and administrative (SG&A) expenses were $274.2 million or 26.5 percent of revenues. This compares with $275.6 million or 25.0 percent of revenues in the first six months of 1997. The increase in SG&A expenses as a percentage of revenues is due to the decline in revenues plus the Company's launch of its SuperDisk program and costs attributable to its IT infrastructure development.

Research and development costs totaled $70.1 million, or 6.8 percent of revenues in the first six months of 1998, down $8.1 million, or 0.3 percentage points from the same period in 1997. This decrease reflects the impact of the Company's 1997 restructuring program.

The Company recorded a $3.6 million benefit in the second quarter of 1998 in the restructuring line of the Statement of Operations reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995.

Operating income for the first six months of 1998 was $27.8 million, or 2.7 percent of revenues. This represents a $10.4 million decline over operating income in the same period of 1997. Excluding the restructuring benefit, operating income would have shown a $14.0 million decline in the first six months of 1998 over the same period of 1997.

Interest expense for the first six months of 1998 was $10.8 million, up $4.6 million from the same period of 1997. This increase resulted from both a higher average level of debt outstanding and, to a lesser extent, a higher interest rate in 1998 versus 1997.

The net other income and expense in the first six months of 1998 totaled $2.6 million of expense, compared to $2.2 million of expense in the comparable period of 1997.

The Company's effective tax rate for the first six months of 1998 was 53 percent, compared to 45 percent in the same period in 1997. This increase is driven by a change in the estimated level and mix by jurisdiction of pre-tax income expected for the full year of 1998.

Year to date net income in 1998 was $6.8 million, or $0.17 per share. Net income in the comparable period of 1997 was $16.4 million, or $0.40 per share. Excluding the restructuring benefit in 1998, net income would have been $5.1 million, or $0.13 per share.

FINANCIAL POSITION

The Company had 3.4 months of inventory on hand at June 30, 1998, unchanged from December 31, 1997. The accounts receivable days sales outstanding was 85 days at June 30, 1998, up from 76 days at December 31, 1997. This 9 day increase is due to transitory timing impacts of the I.T. implementation.

The book value of property, plant and equipment at June 30, 1998 was $347.4, a decrease of $34.2 million from the December 31, 1997 balance of $381.6 million. This decrease is primarily due to capital spending being lower than depreciation. Other assets increased by $56.1 million from December 31, 1997 primarily due to capitalization of costs related to the design, implementation and testing of the Company's worldwide IT systems and increases in deferred taxes.

LIQUIDITY

Cash provided by operating activities was $45.4 million during the six months ended June 30, 1998, compared to $44.9 million during the same period in 1997. Working capital changes used less cash in 1998 compared to 1997, but this was off-set by lower net income and lower depreciation and amortization in 1998 versus 1997. Depreciation and amortization was $60.8 million in the first six months of 1998, as compared to $74.3 million in the comparable period of 1997. In the first two quarters of 1998, the Company made cash payments of $15.2 million related to its 1997 restructuring. The Company's current plans call for it to make total cash payments of approximately $100 million related to the 1997 restructuring, the majority of which are expected to occur in 1998.

Cash used in investing activities was $80.0 million for the first two quarters of 1998 compared to $95.7 million in the comparable period of 1997. Investing activities included capital expenditures of $36.1 million for the first six months of 1998 compared to $62.8 million during the same period of 1997. Capitalized software was $48.3 million in the first six months of 1998, compared to $33.3 million in the same period in 1997. These expenditures related primarily to the design, implementation and testing of the Company's new IT systems. Amortization of these costs which began during the second quarter of 1998 are expected to be about $5.0 million per quarter going forward.

Financing activities during the first two quarters of 1998 used cash of $42.9 million. Financing activities primarily related to the net borrowing repayments of $68.1 million.

At June 30, 1998, the Company had borrowed $244.3 million under its $350 million revolving credit facility with a syndicate of banks (the "Credit Agreement"). As a result of the restructuring and other special charges recorded by the Company in its 1997 consolidated financial statements, as of December 31, 1997, the Company was not in compliance with certain of its financial covenants contained in the Credit Agreement. In December 1997, the Company obtained a limited waiver from the lenders who are parties to the Credit Agreement under which the lenders agreed to waive compliance by the Company with the financial covenants contained in the Credit Agreement during the period from December 17, 1997 to March 30, 1998. On March 30, 1998, the Company entered into a Limited Waiver and Amendment No. 2 to the Credit Agreement under which the lenders agreed to waive compliance by the Company with the financial covenants contained in the Credit Agreement, which provides for an extension through January 5, 1999 of the limited waiver granted in December 1997. During the extended waiver period, borrowings under the Credit Agreement will be collateralized by substantially all of the Company's assets and the Company will be required to maintain a specified minimum level of earnings before income taxes, depreciation and amortization (EBITDA). The Company will also incur certain fees and increased interest rates on outstanding borrowings under the Credit Agreement during the extended waiver period. The Company expects to enter into a new credit facility prior to December 31, 1998.

At June 30, 1998, the Company's ratio of total debt to total capital was 30%. The Company expects to maintain an adequate level of liquidity through cash flows from operations, availability of borrowings under its bank credit agreement and other sources of financing.

YEAR 2000 COMPLIANCE

The Company has a project team that is currently assessing the impact of the year 2000 on the processing of date-related information by computer systems. The Company is in the process of implementing a new corporate-wide IT infrastructure that is enabling it to operate independently from 3M. The Company presently believes that Year 2000 issues will not pose significant operational problems for the Company's new IT systems, as implemented. However, the Year 2000 issue may have a material impact on the operations of the Company in the event certain remaining new IT systems, primarily related to certain international operations and manufacturing operations, are not implemented as planned. In addition, the Company is currently evaluating its product and service offerings, production equipment and business partner relationships to determine whether any changes will be necessary to ensure Year 2000 functionality. At this time, the Company is unable to quantify the cost of any such modifications or other activities required to address the Year 2000 issue and therefore is unable to determine if such costs and expenses will be material to the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective with year-end 1998, the Company will adopt Statement of Financial Accounting Standard ("SFAS") No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting of operating segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS No. 131 but has not yet determined what segment information will be reported upon adoption. The Company believes that it may be required to present segment information beyond the one segment currently presented.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than January 1, 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on the financial statements of the company.

SUBSEQUENT EVENT

On July 31, 1998, the Company and Eastman Kodak Company (Kodak) signed an asset purchase agreement for the sale of most of the Company's worldwide medical imaging business.

Under the terms of the agreement, Kodak will pay the Company an aggregate of approximately $520 million in cash at closing and will acquire the assets and assume the liabilities of the Company's medical imaging business, including the Company's manufacturing facilities in White City, Oregon and Oakdale, Minnesota, and all of the outstanding shares of the Company's Cemax-Icon subsidiary in Fremont, California. Kodak has agreed to reimburse the Company for the Company's payment of up to $44.8 million to the former shareholders of Cemax-Icon for certain contingent value rights issued to such shareholders in the Company's acquisition of Cemax-Icon. The actual amount that will be paid to the former shareholders will be determined by the revenue performance of Cemax-Icon during the twelve-month periods ended June 30, 1998 and June 30, 1999.

The business being sold generated approximately $500 million in revenues annually with approximately $280 million in net assets. Approximately 1,600 employees of the Company will transfer to Kodak upon closing.

The Company will retain its manufacturing facility in Ferrania, Italy, where the Company will manufacture x-ray and wet laser medical imaging film for Kodak under a supply agreement for a minimum of two years. As part of the cash payment, and in connection with the Ferrania supply agreement, Kodak will pay the Company $20 million in cash at closing. Kodak will also pay up to an additional $25 million no later than termination of the supply agreement. Under a separate supply agreement, Kodak will supply document imaging products to Imation out of the White City, Oregon facility for up to five years.

In addition, upon closing of the sale, or if the transaction does not close due to the failure to receive applicable regulatory approvals, the civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy will be settled.

Principal products included in the Company's medical imaging business are:
DryView laser imaging systems, Imation wet laser imagers, Imation chest system, Imation Trimax x-ray films, conventional x-ray film processing systems, Imation wet laser films, and Cemax-Icon digital picture-archiving and communication systems products. In addition to the medical imaging assets, Kodak will acquire rights to the Company's DryView Imagesetting Film business in the graphics arts industry.

Consummation of the transaction is subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of other applicable non-U.S. antitrust approvals and certain other customary closing conditions. The transaction is expected to close in the first quarter of 1999.

The Company expects to net approximately $450 million in cash from the sale and report an after-tax gain at closing of approximately $75 to $80 million net of and other costs associated with the sale.

The Company currently anticipates using the sale proceeds in three areas, as appropriate: to support investments in core growth opportunity areas, to repay debt and to buy back the Company's stock.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are market acceptance of newly introduced products (including the Company's SuperDisk(TM) products), implementation of the Company's restructuring plans, closure of the sale of the Company's medical imaging business to Kodak, competitive industry conditions including historical price erosion in certain product categories, technological developments in the markets served by the Company, foreign currency fluctuations, the Company's ability to establish its operations as an independent company (including the implementation of its global information technology systems), and the various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1997 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The following previously reported legal proceedings had developments during the first two quarters of 1998:

EASTMAN KODAK COMPANY vs. MINNESOTA MINING AND MANUFACTURING CORPORATION, et. al. (U.S. District Court for the Western District of New York, Civil Action No. 97-CV-6535T), and IMATION S.P.A., vs. EASTMAN KODAK COMPANY et. al. (Civil Court of Savona, Italy, No. 2259/97). On December 2, 1997 Eastman Kodak Company ("Kodak") filed a civil complaint against the Company, 3M and certain of their respective subsidiaries in the U.S. District Court for the Western District of New York. The complaint alleges improper receipt of Kodak trade secrets by 3M's Italian subsidiaries between 1993 and May 1996 from Harold Worden, a retired Kodak employee. Worden has since pleaded guilty and been sentenced in the Western District of New York on criminal charges of interstate transportation of stolen Kodak documents. The 3M subsidiaries that dealt with Worden became subsidiaries of the Company in connection with the spin-off of the Company from 3M in July 1996. In its complaint, Kodak seeks unspecified compensatory damages, treble damages, punitive damages and permanent injunctive relief. On December 2, 1997 the Company, 3M and their respective subsidiaries filed a suit in Italy asking the Italian Court to declare that they have no liability to Kodak in this matter. On May 15, 1998, the parties requested that the legal proceedings in the United States and Italy be stayed pending ongoing settlement discussions among the parties. On July 31, 1998, the parties entered into an agreement that upon closing of the medical imaging sale, or if the transaction does not close due to the failure to receive applicable antitrust approvals, the civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy will be settled. It is unknown what further actions may arise out of criminal proceedings.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 1998 would not be material to the Company's financial position or annual results of operations or cash flows.

Item 2.           Changes in Securities and Use of Proceeds - Not Applicable

Item 3.           Defaults Upon Senior Securities - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company's 1998 Annual Meeting of Shareholders held on June 4, 1998, the shareholders approved the following:

                  (a) A proposal to elect three Class II directors of the Company to serve for three-year terms in 2001 as follows:

Directors                  Votes For    Votes Witheld
---------                  ---------    -------------
William W. George          34,836,421         443,078
Marvin L. Mann             34,837,109         442,390
Daryl J. White             34,835,819         443,680

                There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class III directors for a term ending in 1999 - Linda W. Hart and William T. Monahan, and Class I directors for a term ending in 2000 - Lawrence E. Eaton, Michael S. Fields, and Ronald T. LeMay.

                (b) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. (PricewaterhouseCoopers LLP effective July 1, 1998) to serve as independent certified public accountants of the Company for the year ending December 31, 1998. The proposal received 35,016,446 votes for, and 173,045 against, ratification. There were 90,008 abstentions and no broker non-votes.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as exhibits to this Report.

          2.1 Asset Purchase Agreement dated as of July 31, 1998 between Imation Corp. and Eastman Kodak Company (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report Form 8-K dated July 31, 1998).

          10.1 Negotiated Settlement and Release of All Claims dated as of April 21, 1998, between Jill D. Burchill and Imation Corp.

          15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page XX.

          27.1 Financial data schedule

     (b)  No reports on Form 8-K were filed during the quarter ended
          June 30, 1998.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Imation Corp.
                                                -------------
                                                (REGISTRANT)



Date:  August 14, 1998            By:  /s/ Robert L. Edwards
                                    -------------------------
                                    Robert L. Edwards
                                    Senior Vice President,
                                    Strategy, Planning and Chief
                                    Financial Officer

                             EXHIBIT INDEX


Exhibit
Number                           Description
------    ----------------------------------------------------------------------

     2.1 Asset Purchase Agreement dated as of July 31, 1998 between Imation Corp. and Eastman Kodak Company (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report Form 8-K dated July 31,
          1998).

     10.1 Negotiated Settlement and Release of All Claims dated as of April 21, 1998, between Jill D. Burchill and Imation Corp.

     15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

     27.1 Financial data schedule