Form 10-Q
period 1998-09-30
IMATION CORP
filed 1998-11-17
CIK 1014111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
      _____________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,648,076 shares of Common Stock, par value $0.01 per share, were outstanding at October 30, 1998.


================================================================================

                            IMATION CORP.
                               INDEX


                                                                        PAGE(S)
                                                                        -------

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three and nine months ended
                September 30, 1998 and 1997                                 3

                Condensed Consolidated Balance Sheets as
                of September 30, 1998 and December 31, 1997                 4

                Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                September 30, 1998 and 1997                                 5

                Notes to Consolidated Financial Statements                 6-10

                Report of Independent Accountants                          11

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                 12-22

PART II.        OTHER INFORMATION                                          23-24

SIGNATURE                                                                  25

EXHIBIT INDEX                                                              26

                          PART I. FINANCIAL INFORMATION

                                 IMATION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Millions, Except Per Share Amounts)
                                 (Unaudited)

                                  Three months ended            Nine months ended
                                     September 30,                September 30,
                              -------------------------     -------------------------
                                  1998          1997           1998           1997
                              ----------     ----------     ----------     ----------
Net revenues                  $    520.8     $    529.5     $  1,557.3     $  1,632.0
Cost of goods sold                 323.4          338.3          991.4        1,048.8
                              ----------     ----------     ----------     ----------
  Gross profit                     197.4          191.2          565.9          583.2
Operating expenses:
  Selling, general and
   administrative                  142.0          144.8          416.2          420.4
  Research and development          35.8           78.4          105.9          156.6
  Restructuring                    (13.2)            --          (16.8)            --
                              ----------     ----------     ----------     ----------
    Total                          164.6          223.2          505.3          577.0
Operating income (loss)             32.8          (32.0)          60.6            6.2
Other income and expense:
  Interest expense                   5.5            3.9           16.3           10.1
  Other, net                        (1.3)           1.6            1.3            3.8
                              ----------     ----------     ----------     ----------
    Total                            4.2            5.5           17.6           13.9
Income (loss) before taxes          28.6          (37.5)          43.0           (7.7)

Income tax provision                15.2            1.2           22.8           14.6
                              ----------     ----------     ----------     ----------
Net income (loss)             $     13.4     $    (38.7)    $     20.2     $    (22.3)
                              ==========     ==========     ==========     ==========

Basic and diluted earnings
 per common share             $      .34     $    (1.00)    $      .51     $     (.56)
                              ==========     ==========     ==========     ==========

Weighted average basic
  shares outstanding                39.5           38.8           39.3           39.9
                              ==========     ==========     ==========     ==========

Weighted average diluted
  shares outstanding                39.6           38.8           39.4           39.9
                              ==========     ==========     ==========     ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Millions, Except Share Amounts)

                                                       September 30,
                                                            1998        December 31,
                                                        (Unaudited)         1997
                                                        ----------      ----------
ASSETS
Current assets
  Cash and equivalents                                  $     37.6      $    103.5
  Accounts receivable - net                                  515.3           459.3
  Inventories                                                364.8           399.9
  Other current assets                                       107.3           141.7
                                                        ----------      ----------
      Total current assets                                 1,025.0         1,104.4
Property, plant and equipment - net                          313.9           381.6
Other assets                                                 254.3           179.5
                                                        ----------      ----------
      Total assets                                      $  1,593.2      $  1,665.5
                                                        ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $    196.0      $    182.2
  Accrued payroll                                             38.9            38.3
  Short-term debt                                             30.8            31.3
  Other current liabilities                                  268.1           313.7
                                                        ----------      ----------
      Total current liabilities                              533.8           565.5
Other liabilities                                             73.3            98.1
Long-term debt                                               265.1           319.7
Commitments and contingencies
Shareholders' equity
  Preferred stock, $0.01 par value, authorized 25.0
    million shares, none issued and outstanding                 --              --
  Common stock, $0.01 par value, authorized 100.0
    million shares, 42.9 million issued as of
    September 30, 1998 and December 31, 1997                   0.4             0.4
  Additional paid-in capital                               1,025.0         1,025.8
  Accumulated deficit                                       (155.2)         (171.1)
  Unearned ESOP shares                                       (28.9)          (37.3)
  Cumulative translation adjustments                         (66.8)          (78.1)
  Treasury stock, at cost, 2.2 million and 2.3
    million shares as of September 30, 1998
    and December 31, 1997, respectively                      (53.5)          (57.5)
                                                        ----------      ----------
      Total shareholders' equity                             721.0           682.2
                                                        ----------      ----------
      Total liabilities and shareholders' equity        $  1,593.2      $  1,665.5
                                                        ==========      ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              IMATION CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Millions)
                               (Unaudited)

                                                            Nine months ended
                                                              September 30,
                                                        ------------------------
                                                          1998           1997
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $    20.2      $   (22.3)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                              96.2          111.4
  Restructuring and other one-time charges                  (16.8)          41.7
  Working capital changes                                   (31.7)         (62.3)
  Other                                                     (22.2)          12.7
                                                        ---------      ---------
Net cash provided by operating activities                    45.7           81.2

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (49.6)         (92.8)
  Capitalized software                                      (56.5)         (64.8)
  Acquisition, net of cash acquired                            --          (29.0)
  Proceeds from sale of businesses                           38.0             --
  Other                                                       4.7            1.5
                                                        ---------      ---------
Net cash used in investing activities                       (63.4)        (185.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                               0.3            2.0
  Other borrowings of debt                                   95.6          392.8
  Other repayments of debt                                 (150.2)        (258.5)
  Purchases of treasury stock                                  --          (60.9)
  Decrease in unearned ESOP shares                            8.4            6.7
  Exercise of stock options and other                         1.3            1.5
                                                        ---------      ---------
Net cash (used in) provided by financing activities         (44.6)          83.6

Effect of exchange rate changes on cash                      (3.6)           1.7
                                                        ---------      ---------

Net change in cash and equivalents                          (65.9)         (18.6)
Cash and equivalents - beginning of period                  103.5           61.7
                                                        ---------      ---------
Cash and equivalents - end of period                    $    37.6      $    43.1
                                                        =========      =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments, except for the restructuring charge adjustments in the second and third quarters of 1998, and the special in-process research and development charge in the third quarter of 1997, consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1997 Annual Report on Form 10-K.

2.  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which the Company has adopted for all periods presented. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted earnings per share. Prior period amounts have been restated to conform with this standard.

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for Employee Stock Ownership Plan
(ESOP) shares not committed. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding for the three and nine month periods ended September 30, 1998 and 1997:

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
(In millions)                        1998         1997         1998         1997
                                   -------      -------      -------      -------
Weighted average
 shares outstanding                   40.8         40.6         40.7         41.7

Weighted average ESOP
  shares not committed                (1.3)        (1.8)        (1.4)        (1.8)
                                   -------      -------      -------      -------

Weighted average
  basic shares outstanding            39.5         38.8         39.3         39.9

Dilutive effect of
  common stock equivalents (1)         0.1           --          0.1           --
                                   -------      -------      -------      -------

Weighted average diluted
  shares outstanding                  39.6         38.8         39.4         39.9
                                   =======      =======      =======      =======

(1) For the three and nine month periods ended September 30, 1997, common stock equivalents were excluded since their effect was anti-dilutive.

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                         September 30,
                                             1998         December 31,
                                          (Unaudited)         1997
                                          ---------        ---------

(In millions)
Inventories
  Finished goods                          $   261.3        $   272.6
  Work in process                              40.9             59.7
  Raw materials and supplies                   62.6             67.6
                                          ---------        ---------
    Total inventories                     $   364.8        $   399.9
                                          =========        =========

Property, Plant and Equipment
  Property, plant and equipment           $ 1,530.7        $ 1,704.5
  Less accumulated depreciation            (1,216.8)        (1,322.9)
                                          ---------        ---------
    Property, plant and equipment - net   $   313.9        $   381.6
                                          =========        =========

4.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

5.  RESTRUCTURING

In the fourth quarter of 1997, the Company recorded a $170.0 million pre-tax charge for the restructuring of its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure.

The following table represents the activity related to the Company's restructuring reserves for the nine months ended September 30, 1998:

                          Original                    Adjustments        Ending
                           Charge         Usage     and New Programs     Balance
                           -------        -----     ----------------     -------
(In millions)
Severance & pension       $   91.5      $  (40.5)       $    0.4        $   51.4
Fixed Assets                  61.5         (55.3)           (6.2)             --
Other                         17.0          (3.6)           (7.4)            6.0
                          --------      --------        --------        --------
Total                     $  170.0      $  (99.4)       $  (13.2)       $   57.4
                          ========      ========        ========        ========


Of the original $170.0 million pre-tax charge and the $13.2 million net benefit adjustment discussed below, $99.4 million has been used, leaving a remaining balance of $57.4 million. This remaining amount is comprised primarily of expected severance payments and other exit costs.

During the nine months ended September 30, 1998 the Company made cash payments of $28.7 million related to this restructuring and reduced its headcount by approximately 1,400. As part of this restructuring plan, the Company closed a research facility in the United Kingdom and sold its CD-ROM business. The Company also has announced its intention to exit its metal printing plates manufacturing facility in Middleway, West Virginia.

During the third quarter of 1998, the Company recorded a $26.2 million benefit in the restructuring line of the Statement of Operations as an adjustment of the restructuring charge recorded in 1997. This benefit resulted primarily from three factors: a better than expected result from the sale of the Company's CD-ROM business, lower than expected costs from closing certain research and development facilities (primarily the facility in the United Kingdom) and lower than expected costs associated with employee terminations. This benefit was recorded as a result of the Company's policy to evaluate its restructuring reserves quarterly and adjust such reserves to reflect changes in estimates as information becomes available.

Also in the third quarter of 1998, the Company approved and recorded an additional restructuring charge of $13 million, primarily related to asset write-downs, reflecting further portfolio rationalizations.

In the second quarter of 1998, the Company recorded a $3.6 million benefit in the restructuring line of the Statement of Operations reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995. For the nine months ended September

30, 1998, the Company recorded a net restructuring benefit of $16.8 million.

6.  PENDING SALE OF BUSINESS UNIT

On July 31, 1998, the Company and Eastman Kodak Company signed an asset purchase agreement for the sale of the Company's worldwide medical imaging business. Discussion of this matter is cross-referenced to this Form 10-Q, Part I, Item
2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Pending Sale of Business Unit, and should be considered an integral part of the Consolidated Financial Statements and Notes.

7.  COMPREHENSIVE INCOME

In the first quarter of 1998, the Company adopted SFAS No. 130, REPORTING OF COMPREHENSIVE INCOME. The standard requires the display and reporting of comprehensive income (loss), which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income (loss) for the Company includes net income
(loss) and the effects of translation which are charged or credited to the cumulative translation adjustments account within shareholders' equity. Comprehensive income (loss) for the three and nine month periods ended September 30, 1998 and 1997 was as follows:

                              Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
(In millions)                  1998        1997         1998        1997
                             --------    --------     --------    --------

Net income (loss)            $   13.4    $  (38.7)    $   20.2    $  (22.3)

Changes in cumulative
  translation adjustments        12.9        (3.3)        11.3       (25.5)
                             --------    --------     --------    --------

Comprehensive
  income (loss)              $   26.3    $  (42.0)    $   31.5    $  (47.8)
                             ========    ========     ========    ========

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

                              ****


PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of September 30, 1998, and the related consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota
November 12, 1998

                             IMATION CORP.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

Imation Corp. (the Company) began operations as an independent, publicly held company on July 1, 1996 when Minnesota Mining and Manufacturing Company (3M) spun off substantially all of the businesses previously operated within its data storage and imaging systems groups.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net revenues for the third quarter of 1998 were $520.8 million, a decrease of $8.7 million or 1.6 percent from the same period in 1997. Volume increases of 5 percent were offset by price declines of 6 percent and the negative effect of changes in currency exchange rates of 1 percent. Volume growth was positively impacted by continued strength of DryView(TM) and SuperDisk(TM), as well as by strength in network storage products including Travan NS series data cartridges. These increases were offset by volume declines in the Company's more mature product lines, especially in Europe. Based on currency exchange rates as of the end of the quarter, the Company expects translation effects to have a slight positive impact on revenues in the fourth quarter of 1998 as compared with the fourth quarter of 1997.

Net revenues in the United States increased 4 percent with volume growth of 10 percent offset by price declines of 6 percent. International net revenues decreased by 8 percent driven by price declines of 6 percent and the negative impact of changes in currency exchange rates of 2 percent. International volume was flat compared with the same quarter last year. International revenues accounted for 42 percent of the Company's third quarter 1998 revenues, compared with 45 percent for the third quarter 1997.

Gross profit in the third quarter of 1998 was $197.4 million, or 37.9 percent of revenues, compared with the third quarter of 1997 which was $191.2 million, or
36.1 percent of revenues. The gross profit percentage increase is due to the weaker dollar, especially in Europe, improved product mix, and continued cost reductions which outpaced the negative effect of selling price erosion.

Selling, general and administrative (SG&A) expenses were $142 million, or 27.3 percent of revenues. SG&A expenses in the third quarter of 1997 were $144.8 million, and also 27.3 percent of revenues. The lower dollar level of SG&A reflects the impact of the Company's 1997 restructuring program partially offset by costs associated with the Company's launch of its SuperDisk(TM) program and costs attributable to its information technology (IT) infrastructure development.

Research and development (R&D) costs totaled $35.8 million, or 6.9 percent of revenues in the third quarter of 1998, down $42.6 million from $78.4 million or
14.8 percent of revenues, in the same period in 1997. Included in the third quarter 1997 R&D costs was the write-off of $41.7 million of in-process R&D related to the acquisition of Cemax-Icon (Cemax). Excluding this write-off, R&D costs would have been $36.7 million in 1997, essentially flat with 1998 R&D costs.

The Company recorded a $13.2 million net benefit in the third quarter of 1998 in the restructuring line of the Statement of Operations, reflecting a $26.2 million reversal of restructuring reserves established in the fourth quarter of 1997, offset by $13.0 million of new charges, primarily related to asset write-downs, identified and approved by the Company in the third quarter. The $26.2 million adjustment to the 1997 restructuring charge resulted primarily from three factors: a better than expected result from the sale of the Company's CD-ROM business, lower than expected costs from closing certain research and development facilities (primarily the facility in the United Kingdom) and lower than expected costs associated with employee terminations.

Operating income for the third quarter of 1998 was $32.8 million compared with an operating loss of $32 million for the same period last year. Excluding the net restructuring benefit recorded in the third quarter of 1998 and the special R&D charge recorded in the third quarter of 1997, operating income increased $9.9 million and operating income margin increased 2.0 percentage points to 3.8 percent of revenues compared with 1.8 for the third quarter of 1997.

Third quarter 1998 interest expense was $5.5 million, up $1.6 million from the same quarter last year. This increase resulted primarily from higher borrowing margins on the Company's revolving credit facility and to a lesser extent a higher average level of debt outstanding in 1998 versus 1997.

The net other income and expense in the third quarter of 1998 totaled $1.3 million of income. In the same period of 1997, net other income and expense was $1.6 million of expense. This variance is primarily the result of reduced currency transaction losses in the third quarter of 1998 compared with the same period in 1997.

The Company's effective tax rate in the third quarter of 1998 was 53 percent compared with 29 percent in the third quarter of 1997 (excluding the impact of the non-recurring, non-tax deductible write-off of $41.7 million of in-process R&D related to the acquisition of Cemax.) The third quarter 1997 rate reflects the impact of lowering the expected annual effective tax rate to 43 percent. The third quarter 1998 tax rate of 53 percent is higher than last year's rate due primarily to a higher ratio of profits in high tax geographies. The Company's effective income tax rate may fluctuate significantly between periods depending upon the relative mix of income and losses the Company is projected to generate in the various jurisdictions in which it operates around the world.

Net income in the third quarter of 1998 was $13.4 million, or $0.34 per basic and diluted share, compared with a loss of $38.7 million, or $1.00 per basic and diluted share, for the same period in 1997 for the reasons discussed above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

On a year-to-date basis, net revenues were $1,557.3 million, a decrease of $74.7 million or 4.6 percent from the same period in 1997. Volume increases of 3 percent were more than offset by price declines of 6 percent and the negative effect of changes in currency exchange rates of 2 percent. Volume growth was positively impacted by continued strength of DryView(TM) and SuperDisk(TM) technologies as well as by higher revenues in the Customer Solutions businesses driven by the Company's 1997 acquisition of Cemax. These increases were offset by volume declines in the Company's more mature product lines, especially in Europe. Based on currency exchange rates as of the end of the quarter, the Company expects translation impacts to turn slightly positive on revenues in the fourth quarter.

Net revenues in the United States were flat as volume increases of 6 percent were offset by price declines. International revenues decreased 10 percent while international volume increases of 1 percent were more than offset by price declines of 7 percent. Also, international revenues were negatively impacted 4 percent by changes in currency translation rates year over year. International revenues accounted for 45 percent of the Company's revenues in the first nine months of 1998, as compared with 48 percent in the same period in 1997.

Gross profit for the first nine months of 1998 was $565.9 million or 36.3 percent of revenues. This compares with $583.2 million, or 35.7 percent of revenues in 1997. The increase in gross margin for the quarter ended September 30, 1998 positively impacted the gross margin for the nine month period ended September 30, 1998.

SG&A expenses were $416.2 million or 26.7 percent of revenues. This compares with $420.4 million or 25.8 percent of revenues in the first nine months of 1997. The increase in SG&A expenses as a percentage of revenues is due to the decline in revenues plus the Company's launch of its SuperDisk(TM) program and costs attributable to the Company's IT infrastructure development partially offset by the impact of the Company's 1997 restructuring program.

R&D costs totaled $105.9 million, or 6.8 percent of revenues in the first nine months of 1998, down $50.7 million, or 32 percentage points from the same period in 1997. Excluding the 1997 write-off of $41.7 million of in-process R&D costs related to the acquisition of Cemax, R&D costs in 1997 would have been $114.9 million. In 1998, R&D costs decreased 7.8 percent compared with 1997 excluding the special charge.

This decrease reflects the impact of the Company's 1997 restructuring program.

The Company recorded a $16.8 million benefit in the restructuring line of the Statement of Operations in the nine month period ended September 30, 1998. The Company recorded a $3.6 million benefit in the second quarter of 1998 reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995. The Company also recorded a net $13.2 million benefit in the third quarter of 1998 reflecting a $26.2 million reversal of the restructuring reserves established in the fourth quarter of 1997 offset by $13.0 million of new charges, primarily related to asset write-downs, that the Company identified and approved in the third quarter of 1998.

Operating income for the first nine months of 1998 was $60.6 million, or 3.9 percent of revenues. This represents a $54.4 million increase over operating income in the same period of 1997. Excluding the net restructuring benefits in 1998 and the special R&D charge in 1997, operating income would have shown a $4.1 million decline in the first nine months of 1998 over the same period of 1997.

Interest expense for the first nine months of 1998 was $16.3 million, up $6.2 million from the same period of 1997. This increase resulted from higher borrowing margins on the Company's revolving credit facility and a higher average level of debt outstanding in 1998 versus 1997.

The net other income and expense in the first nine months of 1998 totaled $1.3 million of expense, compared with $3.8 million of expense in the comparable period of 1997. This variance is primarily the result of reduced currency transaction losses in the third quarter of 1998 compared with the same period in 1997.

The Company's effective tax rate for the first nine months of 1998 was 53 percent, compared with 43 percent in the same period in 1997 (excluding the impact of the non-recurring, non-tax deductible write-off of $41.7 million of in-process R&D costs related to the acquisition of Cemax.) This increase is driven by a change in the estimated level and mix by jurisdiction of pre-tax income and losses expected for the full year of 1998.

Year-to-date net income in 1998 was $20.2 million, or $0.51 per share. Net loss in the comparable period of 1997 was $22.3 million, or a loss of $0.56 per share.

FINANCIAL POSITION

The Company had 3.3 months of inventory on hand at September 30, 1998, compared with 3.4 at December 31, 1997. The accounts receivable days sales outstanding
(DSO) was 88 days at September 30, 1998, up from 76 days at December 31, 1997. This 12 day increase in

DSO is primarily due to transitory timing impacts of the IT implementation combined with higher sales in the medical imaging business which carry a higher DSO.

The book value of property, plant and equipment at September 30, 1998 was $313.9 million, a decrease of $67.7 million from the December 31, 1997 balance of $381.6 million. This decrease is primarily due to capital spending being lower than depreciation and the impact related to the Company's restructuring activities including disposals and reserve adjustments. Other assets increased by $74.8 million from December 31, 1997 primarily due to capitalization of costs related to the design, implementation and testing of the Company's new worldwide IT systems. The decrease in other current liabilities reflects the impact of the Company's restructuring activities. Discussion of this matter is cross-referenced to this Form 10-Q, Part I, Item 1, Notes to Consolidated Financial Statements, Restructuring.

LIQUIDITY

Cash provided by operating activities was $45.7 million during the nine months ended September 30, 1998, compared with $81.2 million during the same period in 1997. Changes in working capital used $31.7 million of cash in 1998 compared with $62.3 million during the same period in 1997, with increased accounts receivable and changes in current liabilities being only partially offset by reduced inventory. Depreciation and amortization was $96.2 million in the first nine months of 1998, as compared with $111.4 million in 1997. For the nine months ended September 30, 1998, the Company made cash payments of $28.7 million associated with its restructuring. The Company expects to incur future net cash payments related to restructuring of approximately $50 million.

Cash used in investing activities was $63.4 million for the nine months ended September 30, 1998 compared with $185.1 million in the comparable period of 1997. Investing activities included capital expenditures of $49.6 million for the first nine months of 1998 compared with $92.8 million during the same period of 1997. Capitalized software was $56.5 million in the first nine months of 1998, compared with $64.8 million in the same period in 1997. These expenditures related primarily to the design, implementation and testing of the Company's new IT systems. Amortization of these costs which began during the second quarter of 1998 are expected to be about $5.0 million per quarter.

Net financing activities during the first three quarters of 1998 used cash of $44.6 million compared with providing $83.6 million of cash in the comparable 1997 period. The primary component of the 1998 amount was net other repayments of debt of $54.6 million, whereas the 1997 amount included net other borrowings of $134.3 million and share repurchases of $60.9 million.

At September 30, 1998, the Company had borrowed $261.0 million under its $350 million revolving credit facility with a syndicate of banks (the Credit Agreement). During the fourth quarter of 1997 and the first quarter of 1998, the Company obtained from its lenders waivers of compliance with and amendment of certain financial covenants through January 5, 1999 under the Credit Agreement to accommodate the restructuring and other special charges recorded in the fourth quarter of 1997. During this waiver period, borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets; the Company is required to maintain a specified minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA); and the Company will be subject to increased borrowing margins. As of September 30, 1998, the Company was in compliance with the amended financial covenants of the Credit Agreement. The Company expects to enter into a new credit facility in conjunction with the closing of the sale of its medical imaging business. Discussion of this matter is cross-referenced to this Form 10-Q, Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Pending Sale of Business Unit.

At September 30, 1998, the Company's ratio of total debt to total capital was 29% as compared with 34% at December 31, 1997. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide sufficient liquidity to operate the Company.

YEAR 2000 COMPLIANCE

Introduction (Phases)
In preparation for the change in the millennium, the Company's Year 2000 (Y2K) Operating Team has instituted a seven-phase plan to address the Company's Y2K readiness in the following areas: internal IT systems, non-IT systems (including plants, facilities, process control and building control equipment, communications systems, laboratory and test equipment, etc.), the Company's products, and external business relationships. The seven phases of the plan are:
(1) perform inventory of all items potentially subject to Y2K effect and prioritize on the basis of business criticality; (2) develop a plan for assessing Y2K compliance of all inventoried items; (3) determine whether inventoried items are Y2K compliant; (4) design a remediation strategy (e.g., remediate, replace, retire, etc.) for non-compliant inventoried items and develop contingency plans; (5) develop and test remediation solutions; (6) implement remediation solutions; and (7) document verification of compliance of remediated solutions.

Inventories of each area have been completed and determinations made regarding Y2K impact. Inventoried items have been prioritized, assessment plans have been completed and remediation solutions are being developed. Field implementation of remediation solutions for critical Y2K items is expected for completion by the end of March 1999, with remediation of least critical items expected to be completed by the end of June 1999. Verification of compliance of remediated solutions is planned to occur contemporaneously with the field installation of solutions.

IT System
A significant portion of the Company's new global IT infrastructure has been completed with the remaining expected to be completed by September 1999. The Company required a new IT system after the Company's spin-off from 3M and a significant factor in the Company's selection of this system was its Y2K compliance status. The Company believes that the new system, when fully implemented, will significantly reduce the likelihood of Y2K-related interruptions to normal operations. The Company must, however, test all software applications added to the new IT system for Y2K compliance, as well as all custom code written for the system. Although the Company does not foresee a material adverse effect on its business, results of operations, or financial position related to Y2K issues and the Company's IT system, risk is not eliminated until the system is fully installed, tested, and all non-compliant code identified and corrected.

Non-IT Systems
The Company is assessing its non-IT systems in its plants and facilities on a world-wide basis for issues of Y2K compliance. This assessment includes reviewing not only the Company's manufacturing process control equipment, but also systems that control temperature, utility equipment, telephone systems, and security systems. Laboratory and test equipment are also being evaluated. While the Company does not believe that it is likely to experience material adverse effects related to Y2K in the area of non-IT systems, failure to identify all Y2K vulnerable controls or equipment, or failure to remediate them in a timely way, could result in an inability to manufacture or test product or conduct business in the ordinary course at a particular plant or facility.

Products
The majority of Company products do not have electronic date functionality. Those products that do have electronic date functionality are being assessed and remediation strategies are being developed to address any issues of Y2K non-compliance. The Company believes it has sufficient resources dedicated to product compliance activities and it does not foresee any material adverse impact on the Company's business, results of operations, or financial position due to Y2K product issues; however, there remains the possibility that the Company could fail to identify all susceptible products or be unable to implement all field remediations for which it is responsible prior to January 1, 2000.

Third Parties
Y2K preparedness of third parties with whom the Company does business could impact the Company's ability to deliver products and services in the new millennium. This constitutes an area of potentially significant risk to the Company's business, results of operations, and financial position. Suppliers of critical raw materials and providers of utility and communication services could particularly impair the Company's ability to conduct business in the ordinary course if those third parties fail to successfully assess and remediate their own products and internal operations. While third party risk related to the Y2K problem is difficult to quantify or control, the Company is taking steps in an effort to try to minimize the potential adverse effect of Y2K problems that could arise based on the Company's external business relationships.

The Company has sent Y2K surveys to its suppliers asking for the compliance status of suppliers' products and internal operations. The Company is re-contacting its most critical suppliers. A new purchase order form has been implemented by the Company setting forth, among other things, the Company's Y2K requirements.

The Company plans to develop third party contingency plans as it identifies partners evidencing inadequate Y2K preparations. Contingency plans may include plans to accumulate extra inventory and/or establish alternative sources of supply and channels of distribution. However, even with diligent planning, third party providers pose an uncertain risk which cannot be entirely eliminated.

Expenditures
Aside from expenditures made by the Company in implementing its new corporate IT system, the Company has not incurred any significant Y2K related costs to date.

The Company expects to complete the remediation design phase of its Y2K program by December 1998. Until that phase is completed, the Company cannot accurately forecast its total possible Y2K costs. At this time, the Company estimates, based on existing information and resources, that the Company could spend $2 million to $3 million on completing its Y2K program excluding already anticipated costs for completion of its new corporate IT system. This estimate is subject to change as the Company moves through its Y2K plan. While the Company's management does not believe that the Company's Y2K costs will have a material adverse effect on the Company's business, results of operations, or financial position, Y2K costs could increase if currently unknown Y2K deficiencies are discovered in Company IT systems, non-IT systems or products, or with external business partners.

Summary
Due to the uncertain nature of the Y2K problem, the Company's management cannot state with certainty whether Y2K issues will have a material adverse effect on the Company's business, results of operations, or financial position. The Company believes it is taking reasonable steps to address the Y2K problem, but the Y2K problem is a very complex one. If several of Company's external business partners should fail to implement successful Y2K programs, or if the Company should fail to identify Y2K deficiencies in critical IT and non-IT systems, or if Company's product remediations should fail to be implemented in the field by January 1, 2000, Y2K problems could have a material adverse effect on the Company's business, results of operations, or financial position.

The projected expenditures and dates contained in this discussion are based on the Company's best estimates and are derived from assumptions about future events, including the availability of resources and other factors. The Company does not guarantee that these estimates will be achieved and results may vary due to uncertainties.

The foregoing discussion excludes the Company's worldwide medical imaging business due to its anticipated sale. However, the Company's seven-phase Y2K program is being applied to the medical imaging business until the sale closes.

The forward-looking statements contained in this section under the heading "Year 2000 Compliance" should be read in conjunction with the Company's disclosure below under the heading "Forward-Looking Statements."

EURO CONVERSION STATUS

On January 1, 1999 eleven of the fifteen member countries of the European Union will adopt the Euro as their new common currency. The Euro will trade on currency exchanges and will be used for non-cash transactions. Effective January 1, 2002 and through July 1, 2002 the participating countries will begin using the Euro as the legal tender and will withdraw all legacy currencies.

The Euro conversion may involve transparency of the market (i.e. with a common currency the prices in different countries are more readily comparable) which may lead to increased competition between countries and potential erosion of margins. The Company is reviewing its marketing strategies to address possible increased competition and is also reviewing and testing its software compatibility with the Euro conversion. The Company will continue to review the impact of the conversion to the Euro. However, the Company does not expect that the Euro conversion will have a material impact on the Company's financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective with year-end 1998, the Company will adopt Statement of Financial Accounting Standard (SFAS) No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting of operating segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS No. 131 but has not yet determined what segment information will be reported upon adoption. The Company believes that it may be required to present segment information beyond the one segment currently presented.

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

PENDING SALE OF BUSINESS UNIT

On July 31, 1998, the Company and Eastman Kodak Company (Kodak) signed an asset purchase agreement for the sale and purchase of most of the Company's worldwide medical imaging business, including the manufacturing facilities in White City, Oregon and Oakdale, Minnesota and all of the outstanding stock of the Company's wholly-owned subsidiary, Cemax. The business being sold generated approximately $500 million in revenues annually with approximately $280 million in net assets. Approximately 1600 employees will transfer to Kodak.

Under the terms of the agreement, Kodak will acquire such assets for approximately $520 million in cash at closing and the assumption of certain related liabilities. The Company contemplates an initial closing on a substantial portion of the assets by the end of 1998 and closings on the remaining assets to be completed in the spring of 1999.

The Company will retain its manufacturing facility in Ferrania, Italy, where it will manufacture x-ray and wet laser medical imaging film for Kodak under a supply agreement for a minimum of two years. Kodak will also pay the Company up to an additional $25 million no later than termination of the supply agreement. Under a separate supply agreement, Kodak will supply the Company with document imaging products out of the White City facility for up to five years.

Kodak will also reimburse the Company for payments of up to $44.8 million made to the former shareholders of Cemax for certain contingent value rights issued in connection with the Company's acquisition of Cemax. A payment of $12.6 million was made to such persons in August, 1998 and an additional amount will be paid based on the performance of Cemax during the twelve-month period which will end on June 30, 1999.

In addition, upon closing of the sale, or if the transaction does not close due to the failure to receive applicable regulatory approvals, the civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy will be settled without payment by either party.

Principal products included in the Company's medical imaging business are DryView(TM) laser imaging systems and film, wet laser imagers and film, conventional x-ray film processing systems, Imation chest system, Trimax(TM) x-ray film and Cemax-Icon's digital picture-archiving and communication systems products. In addition to the medical imaging assets, Kodak will acquire the Company's DryView(TM) Imagesetting Film business in the graphic arts industry and the document imaging sales and service business in Germany.

The transaction is subject to customary closing conditions, including regulatory approvals. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired and Kodak has received antitrust clearance from the European Union.

The Company estimates it will net approximately $450 to $500 million in cash from the sale and report an after-tax gain at closing of approximately $70 to $80 million net of other costs associated with the sale.

The Company currently anticipates potential uses for the sale proceeds in three areas, as appropriate: to support investments in the Company's core growth opportunity areas, to repay debt and to buy back the Company's stock.

Kodak will reimburse the Company, on a fully burdened cost basis, for certain services Kodak has determined they will need to support the business while it is being integrated. The services, which may generally be provided for up to two years, include services such as information technology, logistics and finance.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are market acceptance of newly introduced products (including the Company's SuperDisk(TM) products), implementation of the Company's restructuring plans, closure of the sale of the Company's medical imaging business to Kodak, competitive industry conditions including historical price erosion in certain product categories, technological developments in the markets served by the Company, foreign currency fluctuations, the Company's ability to establish its operations as an independent company (including the implementation of its global information technology systems), the Company's ability to identify and address all Y2K issues, and the various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1997 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The following previously reported legal proceedings had developments during the first three quarters of 1998:

EASTMAN KODAK COMPANY vs. MINNESOTA MINING AND MANUFACTURING CORPORATION, et. al. (U.S. District Court for the Western District of New York, Civil Action No. 97-CV-6535T), and IMATION S.P.A., et. al. (Civil Court of Savona, Italy, No. 2259/97). On December 2, 1997 Eastman Kodak Company (Kodak) filed a civil compliant against the Company, 3M and certain of their respective subsidiaries in the U.S. District Court for the Western District of New York. The complaint alleges improper receipt of Kodak trade secrets by 3M's Italian subsidiaries between 1993 and May 1996 from Harold Worden, a retired Kodak employee. Worden has since pleaded guilty and been sentenced in the Western District of New York on criminal charges of interstate transportation of stolen Kodak documents. The 3M subsidiaries that dealt with Worden became subsidiaries of the Company in connection with the spin-off of the Company from 3M in July 1996. In its complaint, Kodak seeks unspecified damages, treble damages, punitive damages and permanent injunctive relief. On December 2, 1997 the Company, 3M and their respective subsidiaries filed a suit in Italy asking the Italian Court to declare that they have no liability to Kodak in this matter. On May 15, 1998, the parties requested that the legal proceedings in the United States and Italy be stayed pending ongoing settlement discussions among the parties. On July 31, 1998, the parties entered into an agreement that upon closing of the medical imaging sale, or if the transaction does not close due to the failure to receive applicable regulatory approvals, the civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy will be settled. Criminal investigation of the matter has been terminated, with no action taken by the authorities.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 1998 would not be material to the Company's financial position or annual results of operations or cash flows.

Items 2-5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following documents are filed as exhibits to this Report.

                  10.1 Letter dated July 6, 1998 to Steven D. Ladwig regarding executive compensation.

                  15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

                  27.1  Financial data schedule


      (b) During the quarter ended September 30, 1998, the Company filed a report on Form 8-K dated July 31, 1998 relating to the announcement by the Company that it had executed an Asset Purchase Agreement with Kodak for Kodak to acquire the Company's worldwide medical imaging business.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Imation Corp.
                                               (REGISTRANT)



Date:  November 16, 1998            By:  /s/ Robert L. Edwards
                                         ----------------------------
                                         Robert L. Edwards
                                         Senior Vice President,
                                         Strategy, Planning
                                         Chief Financial Officer and
                                         Chief Administrative Officer

                             EXHIBIT INDEX


Exhibit
Number                                   Description
-------        -----------------------------------------------------------------

 10.1 Letter dated July 6, 1998 to Steven D. Ladwig regarding executive compensation.

 15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

 27.1          Financial data schedule.