Form 10-K
period 1998-12-31
IMATION CORP
filed 1999-03-29
CIK 1014111

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

                                    ---------

(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE YEAR ENDED DECEMBER 31, 1998

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

                                 (651) 704-4000
              (Registrant's telephone number, including area code)

                             ----------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
           Title of each class                       on which registered
      Common Stock, $.01 per share             New York Stock Exchange, Inc.;
                                            Chicago Stock Exchange, Incorporated
    Preferred Stock Purchase Rights            New York Stock Exchange, Inc.;
                                            Chicago Stock Exchange, Incorporated

                                  -------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                   -----------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock of Imation Corp. held by non-affiliates of the Registrant, based on the closing price of $15.938 as reported on the New York Stock Exchange on March 1, 1999: $635 million.

     The number of shares outstanding of the Registrant's common stock on March 1, 1999 was 39,994,616.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of Registrant's Proxy Statement for Registrant's 1999 Annual Meeting are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS.

INTRODUCTION

            Imation Corp., together with its subsidiaries, (Imation or the Company) was incorporated as a Delaware corporation in March 1996. The Company's principal executive offices are located at 1 Imation Place, Oakdale, Minnesota 55128 (telephone number (651) 704-4000). Prior to July 1, 1996, Minnesota Mining and Manufacturing Company (3M) operated the Company's business through various divisions and subsidiaries.

            3M formed the Company by spinning-off substantially all of the businesses previously operated within 3M's data storage and imaging systems groups (the Transferred Businesses). To effectuate the transaction, on June 18, 1996, the Board of Directors of 3M declared a dividend payable to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock, par value $0.01 per share (the Common Stock), for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996 (the Distribution Date), all of the outstanding shares of Common Stock were distributed to 3M stockholders (the Distribution). In connection with the Distribution, 3M and the Company entered into various agreements to facilitate the transition of the Company to an independent business enterprise (see "Relationship Between 3M and the Company"). As used herein, references to the "Company" or "Imation" include the historical operating results and activities of the business and operations which comprise the Company.

            In connection with the Distribution, the Company implemented certain reorganization actions in order to rationalize its manufacturing operations, streamline its organizational structure and write-off impaired assets. In addition, during 1997 the Company announced plans to further restructure its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure (see Note 5 of the Notes to Consolidated Financial Statements). As a result of these programs, the Company has recorded pre-tax charges, net of related adjustments, totaling $425.8 million since 1995. The Company recorded $166.3 million of these charges in its 1995 Statement of Operations. It subsequently recorded $76.4 million and $199.9 million in 1996 and 1997, respectively. In 1998 the Company recognized a benefit, net of related adjustments, of $16.8 million.

            Similarly, in conjunction with the acquisition of Luminous Corporation (Luminous) in 1996 and Cemax-Icon, Inc. (Cemax) in 1997, the Company recognized non-tax-deductible charges for in-process research and development costs of $12.0 million in 1996 related to Luminous and $41.7 million in 1997 related to Cemax. In addition, in August of 1998, the Company announced its intention to sell its medical imaging businesses (see Note 3 of the Notes to Consolidated Financial Statements). The sale of the Company's medical imaging businesses to Eastman Kodak Company (Kodak) was completed in November 1998.
The Company recorded a pre-tax gain of $65.0 million on the sale, net of related costs.

            As a result of all of these restructuring and other activities the number of people employed by the Company has declined from approximately 12,300 on December 31, 1995 to approximately 6,400 on December 31, 1998. Approximately 3,400 of these reductions occurred during 1998, 1,600 in relation to the sale of the medical imaging businesses and 1,800 related to other restructuring.

BUSINESS DESCRIPTION

            The Company develops, manufactures and markets worldwide a wide variety of products and services for color management, imaging and data storage applications. The Company's product and service offerings are used to capture, process, store, enhance, manipulate, reproduce and distribute information and images in a wide range of commercial and consumer markets, including enterprise data center computing, network computing, desktop and mobile computing, commercial printing, marketing communications and graphic arts, and consumer photography. A number of the Company's products and services are market leaders in the recording, manipulation and storage of data and images and color management in specific commercial and consumer applications. While established products and services generate a substantial portion of the Company's revenues today, the Company is seeking to expand its revenues by leveraging its existing market positions to increase the use of its current products and services as well as developing new digital-based products and more complete work flow solutions in specific targeted markets.

            The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown in Note 11 of the Notes to Consolidated Financial Statements, are Data Storage and Information Management, Product Technologies, and Digital Solutions and Services. In addition, the Company owned and managed a fourth segment, Medical Imaging, which was sold to Kodak effective November 30, 1998 (see Note 3 of the Notes to Consolidated Financial Statements).

            The Company's products and services are sold in more than 60 countries and nearly half of the Company's revenues are derived internationally. Financial information by geographic area can be found in Note 11 of the Notes to Consolidated Financial Statements.

DATA STORAGE AND INFORMATION MANAGEMENT BUSINESS

            The Company is a supplier of branded removable media for data storage applications across the major customer markets - mobile and desktop, network and enterprise data center.

MOBILE AND DESKTOP - Major products include: Diskettes, SuperDisk(TM) Diskettes, SuperDisk(TM) Drives, Travan(TM) minicartridges, Imation 1/4 inch cartridges, CD Recordable discs, and CD Rewritable discs.

            In the mobile and desktop arena, the Company is a worldwide leader in diskette technology, with a leading market position for 1.44MB floppy disks. The Company has introduced next-generation diskette technology, SuperDisk(TM) 120 MB drives and media - the first high-capacity removable storage device that is fully compatible with both 1.44MB and 720KB diskettes. SuperDisk(TM) has been adopted by more than 100 Original Equipment Manufacturers (OEMs), and businesses and consumers are increasingly adapting their desktop and notebook removable storage to the SuperDisk(TM) format. SuperDisk(TM) technology is now available in several configurations which enables users to apply the technology across multiple platforms, including IDE, ATAPI, SCSI, parallel port, USB and PCMCIA.

NETWORK - Major products include: Travan NS(TM), SLR, 4mm & 8mm DDS data tape, and DLT tape cartridges.

            In the network computing market, the Company's 8 GB and 20 GB Travan and Travan NS(TM) linear tape storage solutions offer users affordability, reliability and scalability, while providing comparable capacity and performance to DAT solutions. Imation's Travan NS(TM) solutions employ read-while-write and hardware compression technology for entry-level server applications. Travan technology solutions are supported by several drive manufacturers including Seagate, Tecmar, AIWA, and Tandberg Data.

            The Company also provides MLR and SLR 5.25 inch tape cartridges, 4mm and 8mm DDS data tapes, and DLT tape cartridges - storage solutions targeted to network workstation and mid-range computer system environments.

ENTERPRISE DATA CENTER - Major products include: half-inch tape cartridges and half-inch computer tape.

            The Company is a supplier of branded removable media to the enterprise data center market. Within this market, the Company works with data center drive manufacturers such as International Business Machines Corporation
(IBM) and Storage Technology Corp. (StorageTek) in the development of new leading-edge storage technologies, including new 1/2 inch tape and midrange network storage technologies, that are expected to meet the ever-expanding requirements for greater capacity, speed and reliability.

            Used for near-line data storage and retrieval, mass storage, and archival storage of mission-critical data, Blackwatch(TM) and Royal Guard(TM) 1/2 inch tape cartridges are manufactured to high quality standards to ensure data integrity. The Company's enterprise storage media - 9840, 9490EE, 3490, 3480, 3590, and SD-3 - are marketed based on performance, capacity, reliability, scalability and compatibility.

PRODUCT TECHNOLOGIES BUSINESS

PRINTING AND PROOFING

            The Company manufactures and markets products and provides service and technical support for a broad range of applications in the capture, enhancement management and transmission of images in selected markets for the printing, publishing and graphic arts markets. Products include conventional color proofing systems, digital color proofing systems and software, pre-press software, laser films and image setting materials, metal printing plates, graphic arts films, photographic chemicals, miscellaneous supplies and Matchprint Laser proofing systems introduced in 1998.

            The Company has strong market positions in certain product areas, including the Matchprint(TM) color proofing system, an industry standard for more than 20 years. The Company also offers a number of digital proofing systems, which provide color proofs from digital data before a job is put on a printing press. In addition to its two-page digital proofing system (the Rainbow(TM) model 2730 digital proofer), the Company markets a two-page digital proofer for professional applications (the Rainbow model 2740 digital proofer), and a four-page (A2 size) ink jet digital proofing solution for users who require large format, contract quality proofs (the Rainbow(TM) model 4700 proofer). The Company develops and markets a variety of desktop software products for the prepress, print production, printing and graphic arts industries. These products include Color Central, Media Manager, OPEN, PressWise, PrintersWeb, TrapWise, Virtual Network and Virtual Network Pro.

PHOTO COLOR AND OTHER BUSINESSES

            The Company is one of the world's leading suppliers of private label film for the amateur photography retail market. The Company's primary geographic markets for color photographic film are the United States and Europe, which represent approximately 70 percent of the global demand for film. The Company manufactures a complete line of print and slide films for 35mm, 110, and 126 cameras used by consumers globally. The Company also markets single use cameras which are sold pre-loaded with the Company's ISO 400 speed film. The Company's color print film can be found in more than 125 private label brands.

            The Company produces photo quality inkjet paper, which allows desktop computer users to print photo-quality images on color ink jet printers. This product is believed to provide superior image quality and color reproduction, and significantly faster drying time than competitive products. This product, which was designed for use with a variety of color ink jet printers, is available through mass retail and photo stores. The Company also markets carbonless paper products, such as multi-part business forms.

DIGITAL SOLUTIONS AND SERVICES BUSINESS

            The Digital Solutions and Services business is a global service organization, currently servicing the Company, 3M and targeted OEM end-user customers' hardware systems. The Company's operational service infrastructure includes field technicians, phone support, logistics and spare parts. The Company also offers enhancement services, such as training, service engineering and technical documentation. In addition to the operational and enhancement services, the Company is expanding into customized solutions, with professional services offerings for very specific vertical markets, such as Brand Asset Management for the packaging production workflow, with close ties to the Company's core businesses. The Company intends to expand its overall offerings in both solutions and services to support and complement the Company's core strategic focus in data storage and color management.

DIVESTED BUSINESSES

MEDICAL IMAGING

            The Company sold its medical imaging business effective November 30, 1998 to Kodak, with the exception that the Company retained its manufacturing facility in Ferrania, Italy, from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998. The Company's medical imaging business developed, manufactured and marketed diagnostic imaging film, film processors and imaging systems for both x-ray and electronic imaging systems. The Company's medical imaging customers included major hospital group buying networks, as well as individual hospitals, medical imaging centers and government healthcare institutions. The Company participated in the conventional x-ray film market and was the world's leading supplier of high-quality laser imaging systems for producing film output of the medical diagnostic images. In addition, the Company provided software and systems integration services for a variety of electronic medical imaging systems including Picture Archiving and Communications Systems (PACS), teleradiology and 3D visualization software. These electronic imaging offerings were acquired with the acquisition of Cemax in 1997 and subsequently sold to Kodak.

CD-ROM PRODUCTS

            In 1998, as part of its 1997 restructuring, the Company sold its CD-ROM replication business. CD-ROM products were produced on a made-to-order basis and were used for the distribution of data and software to the personal computer and mid-range markets. This business had manufacturing facilities in Menomonie, Wisconsin; Fremont, California; and Breda, The Netherlands.

INDUSTRY BACKGROUND

            The imaging and information industries in which the Company operates are concerned with the management and storage of data on removable media and with the creation, capture, manipulation, storage, production and distribution of images and color. Advancements in digital technologies have profoundly affected imaging applications by providing capabilities to accomplish those tasks more efficiently, with greater accuracy and at lower cost. These industries are also being profoundly impacted by the availability of new methods of accessing, transporting and manipulating data and images through software, networking and the World Wide Web.

            Removable data storage solutions are used across all computing platforms, including enterprise data centers, network servers, desktop systems and mobile computing and in a wide variety of commercial, industrial and consumer applications. Overall, the data storage media market is a growth market, and is characterized by rapid changes in technology, significant price competition and a variety of competing media formats. Demand for storage capacity is increasing at an accelerating pace due to several factors, including increases in both the number of software applications in use and the amount of data being captured and stored. In addition, enhanced software capabilities create larger databases that are critical business applications and therefore create an increasing need to back up and store larger amounts of data. As the size and price of computing devices continues to shrink and as people gain access to information of all types from many sources, including the Internet, the demand for portable, cost-effective and convenient data storage solutions is also accelerating. This is true in both commercial and consumer markets.

            Color and image management technologies also have been profoundly impacted by advancements in digital technologies as many users begin to convert their conventional/analog processes to proprietary digital processes to capture, create, manipulate, enhance, process, transmit and store still and moving images that incorporate color. Conventional/analog technologies rely upon chemical or electrical processes which capture information onto paper, film or other media by reacting to external stimuli. Digital technologies have significantly increased the amount of information that can be used, managed and stored and have reduced the need for film and chemicals in the color management and imaging process. Many work processes in use today are hybrid systems in which users continue to use conventional materials for certain processes in their work flows while utilizing the speed of digital processing.

COMPETITION

            The Company operates in a highly competitive environment. The Company's principal competitors include large, well-capitalized technology companies based in the United States, Europe and Japan. These competitors include Kodak, Fuji Photo Film, Sony, Agfa, Konica, Maxell and DuPont. The Company also competes in certain product markets with smaller, more specialized firms such as Kodak-Polychrome, Scitex America and Iomega. Businesses in the imaging and information industries compete on a variety of factors such as price, value, product quality, customer service, breadth of product line and availability of system solutions.

SALES, MARKETS AND DISTRIBUTION METHODS

            The Company's products and services are sold directly to users through the Company's field sales organizations and through numerous channels of distribution including wholesalers, retailers, jobbers, distributors and dealers in over 60 countries. No one customer individually accounts for a material amount of the Company's total sales.

RAW MATERIALS

            The principal raw materials used by the Company are polyester film, paper, resins, specialty chemicals, and silver. The Company makes significant purchases of these and other materials and components used in the Company's manufacturing operations from many domestic and foreign sources. The Company has been able to obtain sufficient materials and components from sources around the world to meet its needs. 3M continues to be a major supplier to the Company of certain raw materials and intermediate products including film, specialty chemicals and abrasives, and certain contract manufacturing services (see "Relationship Between 3M and the Company--Supply, Service and Contract Manufacturing Agreements").

RESEARCH AND PATENTS

            Research and product development have historically played an important role in the Company's activities. The Company has research laboratories for the improvement of its existing products and development of new products. The Company's research and development expenses were $139.8 million, $194.9 million and $183.1 million for 1998, 1997 and 1996, respectively, including charges of $41.7 million and $12.0 million in 1997 and 1996, respectively, for in-process research and development costs related to certain acquisitions. The Company expects its research and development expenses, as a percent of total revenues, to be in the 5-7 percent range during the next several years.

            Approximately 106, 120 and 158 United States patents, owned by either 3M or the Company, were issued in 1998, 1997 and 1996, respectively, for which the Company receives rights in its business fields.

            In connection with the Distribution, the Company was granted rights, on both exclusive and non-exclusive terms, from 3M and others which enable it to continue to use the intellectual property previously utilized by the Company when it was part of 3M (see "Relationship Between 3M and the Company--Intellectual Property Agreement"). The Company does not consider that its business as a whole is materially dependent upon any one patent, license or trade secret or any group of related patents, licenses or trade secrets, except with respect to those rights granted from 3M.

MANUFACTURING

            The core manufacturing competencies of the Company include coating, fine chemical production for photographic film, state-of-the-art molding capabilities and hardware prototyping. These competencies, combined with the Company's reputation for quality, competency related to unit cost reduction and research and development competencies of materials science, color management, hard copy imaging, and magnetic and optical recording, give the Company a strong technological base to take advantage of the opportunities in the evolving information processing industry.

EMPLOYEES

            As of December 31, 1998, the Company had approximately 6,400 employees, approximately 3,600 in the United States and 2,800 internationally, a reduction of approximately 3,400 employees from December 31, 1997. In connection with restructuring plans announced in the fourth quarter of 1997, the Company announced plans to reduce the total number of employees by approximately 1,700 by the end of 1998. The total actual reductions during 1998 numbered approximately 1,800. Approximately half of these reductions occurred in the United States; the other half occurred primarily in Europe. The separation costs associated with these reductions were included in the restructuring charge recorded by the Company in its 1997 consolidated financial statements (see Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company's sale of its medical imaging business, effective November 30, 1998, resulted in the reduction of an additional 1,600 employees worldwide.

ENVIRONMENTAL MATTERS

            The Company's operations are subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at some of its current facilities. In connection with the Distribution, the Company assumed and agreed to indemnify 3M from all liabilities relating to, arising out of or resulting from (i) operations at the Company's facilities as conducted prior to the Distribution Date; (ii) the disposal of hazardous materials from the Company's facilities before the Distribution Date and at disposal sites operated by third parties (Superfund Sites), where such liabilities are discovered after the Distribution Date; and
(iii) operations of the Company's businesses on and after the Distribution Date. 3M agreed to retain responsibility for environmental liabilities relating to former premises which may have been associated with the Company's businesses prior to the Distribution Date and known Superfund Sites associated with the Company's properties as of the Distribution Date.

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

            As of December 31, 1998, the Company had reserved approximately $6.7 million with respect to environmental liabilities. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company's reserves.

RELATIONSHIP BETWEEN 3M AND THE COMPANY

            For purposes of governing certain of the relationships between 3M and the Company following the Distribution, 3M and the Company entered into the Transfer and Distribution Agreement and various ancillary agreements to which they are parties, including those described below. Certain of these agreements have been included as exhibits to the Company's prior filings with the Securities and Exchange Commission, and the following summaries are qualified in their entirety by reference to the agreements as filed.


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

TAX SHARING AND INDEMNIFICATION AGREEMENT

            3M and the Company entered into a Tax Sharing and Indemnification Agreement (the Tax Sharing Agreement), providing for their respective obligations concerning various tax liabilities. The Tax Sharing Agreement provides that 3M shall pay, and indemnify the Company if necessary, with respect to all federal, state, local and foreign income taxes relating to the Transferred Businesses for any taxable period ending on or before the Distribution Date except that the Company shall indemnify 3M for any income taxes arising out of the failure of the Distribution or any of the transactions related to it to qualify as tax free as a result of certain actions taken by the Company or any of its subsidiaries. Prior to the Distribution, 3M received a ruling from the Internal Revenue Service that 3M shareholders who received shares of the Company's common stock in connection with the Distribution would not recognize income, gain or loss upon receipt of such shares, except in connection with any cash received in lieu of fractional shares. 3M also generally agreed to pay all other taxes (other than those which are imposed solely on the Company) that were payable in connection with the Distribution and the transactions related to it, the liability for which arose on or before the Distribution Date. The Tax Sharing Agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

CORPORATE SERVICES TRANSITION AGREEMENT

            3M and the Company entered into a Corporate Services Transition Agreement (the Corporate Services Agreement) pursuant to which 3M agreed to provide to the Company certain services, including engineering and environmental services, logistics and information technology services, financial services, human resources administration services and employee benefits administration, which 3M historically provided to the Transferred Businesses prior to the Distribution Date. The length of time that 3M is required to provide such services and the amount that the Company is required to pay for such services varies based on the type of service. The Corporate Services Agreement is terminable by each party upon 90 days notice, provided that 3M is not permitted to terminate certain specified services, which the parties have determined will require a longer period to replace. The costs associated with the services provided by 3M are either a fixed dollar amount based on the estimated cost of the services provided, or an amount determined pursuant to a formula based on the services actually provided. Ongoing services required by the Company are based on costs incurred plus an 8 percent mark-up. Certain foreign subsidiaries of the Company and 3M entered into corporate services agreements pursuant to which 3M agreed to provide to such subsidiaries services similar to those being provided to the Company pursuant to the Corporate Services Agreement. The cost of all such services supplied by 3M to the Company totaled approximately $26.0 million during 1998. After 1998, the Company does not expect to require any material amount of services from 3M pursuant to the Corporate Services Agreement.

ENVIRONMENTAL MATTERS AGREEMENT

            3M and the Company entered into an Environmental Matters Agreement (the Environmental Matters Agreement) providing for their respective obligations concerning environmental liabilities arising out of the operation of the premises of the Transferred Businesses and other environmental matters.

            Under the Environmental Matters Agreement, the Company assumed and agreed to indemnify 3M for all liabilities relating to, arising out of or resulting from (i) operations at the Company's facilities as conducted before the Distribution Date; (ii) the disposal of hazardous materials from the Company's facilities before the Distribution Date and at Superfund Sites, where such liabilities are discovered after the Distribution Date; and (iii) operations of the Transferred Businesses on and after the Distribution Date. 3M agreed to retain responsibility for environmental liabilities relating to former premises which may have been associated with the Transferred Businesses and known Superfund sites associated with the properties of the Transferred Businesses on or before the Distribution Date.

INTELLECTUAL PROPERTY AGREEMENT

            3M and the Company entered into an Intellectual Property Rights Agreement (the Intellectual Property Agreement) pursuant to which 3M granted to the Company, effective as of the Distribution Date, rights to use certain intellectual property (such as patent rights, copyrights, mask work rights and proprietary information) exclusively in the fields of use in which the Transferred Businesses operated as of the Distribution Date and non-exclusively in certain other fields. In addition, 3M transferred to the Company title to certain intellectual property rights previously used by the Transferred Businesses, subject to certain rights of 3M to continue to use such intellectual property rights. The Intellectual Property Agreement further provided for cross-licensing of certain future intellectual property developed during a transition period which expired on June 30, 1998. In addition, for various transition periods specified in the Intellectual Property Agreement (such periods commencing on the Distribution Date and continuing for two, three or five years thereafter), the Company is granted the right to use certain 3M trademarks under a royalty-bearing license. Trademarks used only by the Transferred Businesses were assigned to the Company as of the Distribution Date.

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

            With the exception of licensed trademark rights, no royalties or fees are payable by the Company to 3M for the assignment and license of intellectual property to the Company under the

Intellectual Property Agreement. With respect to licensed trademarks, the Company is required to pay a royalty, which the Company believes is reasonable, through cash payments, commitments to purchase product from 3M and/or engaging in certain other activities benefiting 3M. Cash payments to 3M for royalties associated with licensed trademark were not significant in 1998.

            The parties also granted cross-licenses to each other under certain patents and proprietary information developed by each party during the two year period ended June 30, 1998. The cross-licenses are royalty-free and generally of the same scope (i.e., exclusive or non-exclusive in defined fields) as the licenses granted to and retained by the Company and 3M, respectively, under the patents and proprietary information existing at the time of the Distribution.

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

SUPPLY, SERVICE AND CONTRACT MANUFACTURING AGREEMENTS

            3M and the Company entered into various product and service supply agreements (the Supply Agreements) providing for the supply by 3M to the Company and by the Company to 3M, of certain products and services. Under the Supply Agreements, 3M supplies to the Company certain raw materials and intermediate products including film, specialty chemicals and abrasives and provides to the Company certain contract manufacturing services, primarily equipment assembly services. Under the Supply Agreements, the Company supplies to 3M certain semi-finished products and components and provides to 3M certain contract manufacturing and other services, including converting, slitting and coating services and technical field service. The prices for products supplied by either party under the Supply Agreements are based on the cost of supplying such product plus a 15 percent mark-up. The prices paid for contract manufacturing services provided by either party vary depending on the services provided but generally are based on costs incurred plus an 8 percent mark-up. The amount paid by the Company to 3M for products and services delivered pursuant to the Supply Agreements totaled approximately $45.0 million in 1998.

EXECUTIVE OFFICERS OF THE COMPANY

            The executive officers of the Company on March 26, 1999, together with their ages and business experience, are set forth below.

            WILLIAM T. MONAHAN, age 51, is Chairman of the Board, President and Chief Executive Officer, positions he has held since the Company spun-off from 3M on July 1, 1996. From June

1993 to March 1996, he was Group Vice President responsible for 3M's Electro and Communications Group, and from May 1992 to May 1993, he was Senior Managing Director of 3M Italy. From September 1989 to May 1992, he was Vice President of 3M's Data Storage Products Division.

            BARBARA M. CEDERBERG, age 45, is Vice President and President, Product Technologies. Prior to her appointment in October 1998, she was General Manager of Printing and Publishing Products for the Company. Prior to joining the Company at spin-off on July 1, 1996, she held various positions at 3M.

            ROBERT L. EDWARDS, age 43, is Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He joined the Company in April 1998 after twenty years of experience in the transportation and energy industries with Santa Fe Industries affiliated or predecessor companies. From 1991 to 1995, he was Senior Vice President, Treasurer and Chief Financial Officer, and from 1995 to 1998, he was Senior Vice President, Business Development of Santa Fe Pacific Pipelines, Inc.

            MICHAEL A. HOWARD, age 49, is Vice President and President, Digital Solutions and Services. He joined the Company in June 1998 from Digital Equipment Corporation, where he held several executive sales positions over the past twenty-two years and most recently was Vice President, Microsoft/Digital Alliance.

            STEVEN D. LADWIG, age 41, is Vice President and President, Data Storage and Information Management. He joined the Company in July 1998 after nineteen years with IBM. Most recently he was General Manager for Network Computing and Software for Global Small and Medium Businesses from October 1996 to June 1998. From 1994 to October 1996, he was Vice President of Development, AS/400 Division.

            JOHN L. SULLIVAN, age 44, is Vice President, General Counsel and Secretary. He joined the Company in July 1998 from Silicon Graphics, Inc., where he held several legal counsel positions and most recently was Vice President - General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research, Inc. from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1989 to 1997. Cray Research, Inc. became part of Silicon Graphics in 1996.

            DAVID H. WENCK, age 55, is Vice President, International, a position he has held since March 1998. Prior to assuming his current responsibilities, he was Vice President, Asia, Latin America and Canada, assuming that role at spin-off. From May 1995 to July 1996, he was General Manager of 3M's Data Storage Optical Technology Division. From December 1994 to April 1995, he was Department Manager of 3M's Software Media and CD-ROM Services Department, and from July 1986 to September 1994, he was Project Manager of 3M's Optical Recording Project.

            PAUL R. ZELLER, age 38, is Corporate Controller, a position he has held since May 1998. He joined the Company at spin-off and held accounting manager and division controller positions with the Company prior to assuming his current responsibilities. Prior to joining the Company, he held several accounting management positions with 3M prior to spin-off.

ITEM 2.   PROPERTIES.

            The Company's headquarters are located in Oakdale, Minnesota. During 1998, the Company completed construction of a research and development facility at its Oakdale site in order to consolidate its headquarters operations. The Company's major facilities (all of which are owned by the Company, except where noted), and the products manufactured at such facilities are listed below. The Company's facilities are in good operating condition suitable for their respective uses and adequate for the Company's current needs.

FACILITY                              PRODUCTS
United States
-------------
Camarillo, California                 Data tape
Menomonie, Wisconsin (leased)         Laserdisc
Nekoosa, Wisconsin                    Carbonless paper
Oakdale, Minnesota                    Headquarters/laboratory facility
Pine City, Minnesota                  Micrographic cards
St. Paul, Minnesota (leased)          Administration/laboratory facilities
Tucson, Arizona                       Data tape
Wahpeton, North Dakota                Diskettes/molding
Weatherford, Oklahoma                 Diskettes/photographic film/matchprint and
                                      conventional proofing

International
-------------
Bracknell, United Kingdom             Administrative
Beauchamp, France (leased)            Printing plates
Milan, Italy (leased)                 Administrative
Amsterdam, Netherlands (leased)       Administrative
Rotterdam, Netherlands (leased)       Administrative
Ferrania, Italy                       X-ray films/photographic film
London, Ontario, Canada (leased)      Administrative

The Company is in the process of liquidating certain properties in Middleway, West Virginia and Florida, Argentina, where manufacturing operations ceased in 1998.

ITEM 3.   LEGAL PROCEEDINGS.

            The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain as of December 31, 1998 the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 1998 would not be material to the Company's financial position or annual results of operations or cash flows. In connection with the Distribution, the Company assumed substantially all liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date (see Item 1. "Business--Relationship Between 3M and the Company--Transfer and Distribution Agreement").

            On November 30, 1998 the Company closed on the sale of its medical imaging business to Kodak. In connection with that sale, the Company and Kodak settled civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy. Criminal investigation of the matters being disputed was also terminated, with no action taken by the authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            As of March 1, 1999, there were 39,994,616 shares of the Company's common stock, $.01 par value (Common Stock), outstanding held by approximately 56,475 shareholders of record. The Company's Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Company did not pay any dividends during 1998. Future dividends will be determined by the Company's Board of Directors.

            The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on the New York Stock Exchange Composite Transactions.

                            1998 SALES PRICES              1997 SALES PRICES
                            -----------------              -----------------

                            HIGH           LOW             HIGH           LOW

First Quarter               $19.00         $13.56          $30.38         $25.00
Second Quarter              $19.69         $15.94          $27.38         $22.25
Third Quarter               $19.25         $14.94          $29.69         $22.31
Fourth Quarter              $19.00         $14.56          $24.25         $15.56

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA*

                                                      1998            1997            1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)
Statement of Operations Data:
    Net revenues                                $  2,046.5      $  2,201.8      $  2,278.2      $  2,245.6      $  2,280.5
    Gross profit                                     676.3           716.2           754.9           682.5           793.4
    Selling, general and administrative              488.3           526.0           522.5           497.2           486.4
    Research and development                         139.8           194.9           183.1           222.4           211.2
    Gain on sale of medical imaging business
        and related charges                          (65.0)             --              --              --              --
    Restructuring                                    (16.8)          170.0            53.9           111.8              --
    Operating income (loss)                          130.0          (174.7)           (4.6)         (148.9)           95.8
    Income (loss) before tax and
        minority interest                            109.9          (206.0)          (15.0)         (166.8)           81.3
    Net income (loss) (1)                             57.1          (180.1)          (20.5)          (85.0)           54.3
    Basic and diluted earnings (loss)
        per common share                              1.45           (4.54)          (0.49)          (2.02)           1.28

Balance Sheet Data:
    Working capital                             $    497.8      $    538.9      $    607.3      $    658.4      $    714.0
    Property, plant and equipment, net               233.8           381.6           480.1           513.2           654.9
    Total assets                                   1,322.2         1,665.5         1,573.3         1,541.5         1,671.7
    Long-term debt                                    32.7           319.7           123.1              --              --
    Total liabilities                                561.1           983.3           643.0           392.8           371.7
    Total shareholders' equity                       761.1           682.2           930.3         1,148.7         1,300.0

Other Information:
    Current ratio                                      2.2             2.0             2.5             3.2             3.5
    Days sales outstanding (2)                          80              76              77              78              76
    Months in inventory (2)                            3.2             3.4             3.2             3.4             4.0
    Assets/equity                                      1.7             2.4             1.7             1.3             1.3
    Return on average assets (3)                       1.0%            1.3%            2.6%            0.2%            3.4%
    Return on average equity (3)                       2.0%            2.5%            3.9%            0.3%            4.3%
    Capital expenditures (4)                    $    132.4      $    116.3      $    167.4      $    180.2      $    182.7

    Number of employees                              6,400           9,800           9,400          12,300          13,000

-------------------
* See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--General Overview" for a description of the basis of presentation of the financial information presented in this table.

(1) Net income, excluding gain on sale of the medical imaging business, restructuring and other special charges, in 1998, 1997, 1996 and 1995 was $14.7 million, $20.3 million, $40.1 million and $3.3 million, respectively (see Note 3 and 5 of the Notes to Consolidated Financial Statements).

(2) 1998 excludes impact of the medical imaging business which was sold on November 30, 1998.

(3) Return percentages are calculated using net income excluding restructuring and other special charges noted in (1) above for 1998, 1997, 1996 and 1995.

(4) Capital expenditures in 1998 include $67.5 million for the purchase of the Company's research and development facility previously under a synthetic lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

            Effective July 1, 1996, the Company began operations as an independent, publicly held company (see Item 1. "Business--Introduction"). Prior to July 1, 1996, the financial statements of the Company reflect the results of operations, financial position and cash flows of the Transferred Businesses as they operated within 3M. As a result, the financial statements of the Company prior to July 1, 1996 have been carved out from the financial statements of 3M using the historical results of operations and historical basis of the assets and liabilities of such businesses. The Company's statements of operations prior to July 1, 1996 include all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and include an allocation of certain general corporate expenses of 3M which were not directly related to these businesses, including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. Management believes these allocations were made on a reasonable basis. The financial information included herein for periods prior to July 1, 1996, may not necessarily be indicative of the results of operations, financial position and cash flows of the Company had the Company been a separate, independent company during the periods presented.

            On November 30, 1998, the Company sold its worldwide medical imaging business to Kodak. As a result, the Company's Consolidated Statement of Operations and Statement of Cash Flows for 1998 include only eleven months of the medical imaging business results. The Company retained its manufacturing facility in Ferrania, Italy, from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998.

            The following table displays the Company's results of operations for 1998, 1997 and 1996, as reported, compared to adjusted results which exclude the gain on the sale of the medical imaging business, restructuring and other special charges, acquisition-related charges and other year-end adjustments, as applicable. Reported and adjusted results also include certain expenses previously classified as selling, general and administrative expenses reclassified as cost of goods sold in current and prior years' financial statements, with no impact on net income (loss) in any year.

-------------------------------------------------------------------------------------------------------------------
                                                        1998                  1997                   1996
(In millions,                                  --------------------------------------------------------------------
except per share data)                         Reported    Adjusted   Reported    Adjusted   Reported    Adjusted
-------------------------------------------------------------------------------------------------------------------
Net revenues                                   $2,046.5    $2,046.5   $2,201.8    $2,201.8   $2,278.2    $2,278.2
-------------------------------------------------------------------------------------------------------------------
Gross profit                                      676.3       676.3      716.2       731.2      754.9       762.8
-------------------------------------------------------------------------------------------------------------------
Selling, general and administrative               488.3       488.3      526.0       516.5      522.5       507.9
-------------------------------------------------------------------------------------------------------------------
Research and development                          139.8       139.8      194.9       153.2      183.1       171.1
-------------------------------------------------------------------------------------------------------------------
Gain on sale of medical imaging business and
related charges                                   (65.0)         --         --          --         --          --
-------------------------------------------------------------------------------------------------------------------
Restructuring                                     (16.8)         --      170.0          --       53.9          --
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                           130.0        48.2     (174.7)       61.5       (4.6)       83.8
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  57.1        14.7     (180.1)       20.3      (20.5)       40.1
-------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common
share                                          $   1.45    $   0.37   $  (4.54)   $   0.51   $  (0.49)   $   0.97
-------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

            The following table sets forth the percentage relationship to revenue of certain items in the Company's Consolidated Statements of Operations for the years indicated.

----------------------------------------------------------------------------------------------------------------------
                                                                                              Percentage of dollar
            Percentage of revenue                                                             increase (decrease)
----------------------------------------------------------------------------------------------------------------------
    1998            1997            1996                                                  1998 vs 1997   1997 vs 1996
----------------------------------------------------------------------------------------------------------------------
   100.0%          100.0%          100.0%      Net revenues                                   (7.1)%        (3.4)%
----------------------------------------------------------------------------------------------------------------------
    33.0            32.5            33.1       Gross profit                                   (5.6)         (5.1)
----------------------------------------------------------------------------------------------------------------------
    23.8            23.9            22.9       Selling, general and administrative            (7.2)          0.7
----------------------------------------------------------------------------------------------------------------------
     6.8             8.8             8.0       Research and development                      (28.3)          6.4
----------------------------------------------------------------------------------------------------------------------
                                               Gain on sale of medical imaging
    (3.2)             --              --       business and related charges                     --            --
----------------------------------------------------------------------------------------------------------------------
    (0.8)            7.7             2.4       Restructuring                                (109.9)        215.4
----------------------------------------------------------------------------------------------------------------------
     6.4            (7.9)           (0.2)      Operating income (loss)                         n/m           n/m
----------------------------------------------------------------------------------------------------------------------
     1.0             1.5             0.5       Non-operating expense, net                    (35.8)        201.0
----------------------------------------------------------------------------------------------------------------------
     2.6            (1.2)            0.2       Income tax provision (benefit)                  n/m           n/m
----------------------------------------------------------------------------------------------------------------------
     2.8            (8.2)           (0.9)      Net income (loss)                               n/m           n/m
----------------------------------------------------------------------------------------------------------------------

n/m: not meaningful

             The following table includes the same information as above, but excludes the impact of the gain on sale of the medical imaging business, restructuring and other special charges as discussed in "General Overview" above.

---------------------------------------------------------------------------------------------------------------------------
Percentage of revenue (excluding gain on sale
of medical imaging, restructuring and other                                                Percentage of dollar increase
special charges)                                                                           (decrease)
---------------------------------------------------------------------------------------------------------------------------
    1998             1997             1996                                                 1998 vs 1997       1997 vs 1996
---------------------------------------------------------------------------------------------------------------------------
   100.0%           100.0%           100.0%      Net revenues                                  (7.1)%            (3.4)%
---------------------------------------------------------------------------------------------------------------------------
    33.0             33.2             33.5       Gross profit                                  (7.5)             (4.1)
---------------------------------------------------------------------------------------------------------------------------
    23.8             23.4             22.3       Selling, general and administrative           (5.5)              1.7
---------------------------------------------------------------------------------------------------------------------------
     6.8              7.0              7.5       Research and development                      (8.7)            (10.5)
---------------------------------------------------------------------------------------------------------------------------
     2.4              2.8              3.7       Operating income                             (21.6)            (26.6)
---------------------------------------------------------------------------------------------------------------------------
     0.9              1.2              0.5       Non-operating expense, net                   (32.4)            149.0
---------------------------------------------------------------------------------------------------------------------------
     0.8              0.7              1.4       Income tax provision                           4.6             (54.6)
---------------------------------------------------------------------------------------------------------------------------
     0.7              0.9              1.8       Net income                                   (27.6)            (49.4)
---------------------------------------------------------------------------------------------------------------------------

NET REVENUES

            Net revenues in 1998, 1997 and 1996 were $2,046.5 million, $2,201.8 million and $2,278.2 million, respectively. Net revenues decreased 7.1 percent in 1998 compared to a decrease of 3.4 percent in 1997. Revenues declined in 1998 primarily due to continuing price erosion, lack of one month of the medical imaging business and, to a lesser extent, unfavorable changes in currency exchange rates. Volume increases in Asia were offset by declines in Canada and Europe. The Company expects 1999 revenues to be positively impacted by growth in certain products in the Data Storage business, including network products (DLT tape offerings and Travan NS(TM) technologies) and mobile and desktop products (SuperDisk(TM)), as well as growth in the Digital Solutions and Services business areas of Digital Asset Management and Operational Services. Approximately 45 percent of the Company's net revenues in 1998 were from sales outside the United States compared to 47 percent in 1997 and 49 percent in 1996.

GROSS PROFIT

            Gross profit for 1998 was $676.3 million. Gross profit for 1997 was $716.2 million, which includes the impact of $15.0 million in special charges related primarily to the write-down of inventory. Gross profit for 1996 was $754.9 million, which includes the impact of $7.9 million in special charges primarily related to the write-off of certain packaging materials in connection with the Distribution. Gross profit was 33.0 percent of revenues in 1998. Excluding the impact of special charges, gross profit in 1997 and 1996 would have been $731.2 million and $762.8 million, or 33.2 percent and 33.5 percent of revenues, respectively. The relatively consistent level of gross margin percentage reflects the Company's ability to offset negative effects of price erosion with productivity improvements. As previously discussed, gross profit includes certain expenses previously classified as selling, general and administrative expenses reclassified as cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            In 1998, 1997 and 1996, selling, general and administrative expenses were $488.3 million, $526.0 million and $522.5 million, respectively. Selling, general and administrative expenses were 23.8 percent of revenues in 1998. Excluding special charges of $9.5 million in 1997 and $14.6 million in 1996, selling, general and administrative expenses would have been $516.5 million and $507.9 million, or 23.4 percent and 22.3 percent of revenues, in 1997 and 1996, respectively. The increase in selling, general and administrative expenses as a percentage of revenues is due to the decline in revenues, the Company's investment in its SuperDisk(TM) program and costs attributable to the Company's IT infrastructure development, partially offset by benefits resulting from the Company's 1997 restructuring program. The 1997 and 1996 selling, general and administrative expenses include $20.8 million and $41.8 million, respectively, of start-up costs related to designing and implementing more efficient business processes and developing the Company's brand identity. In 1998, the Company began amortizing capitalized software development costs associated with the design, testing and implementation of the Company's new IT systems.

RESEARCH AND DEVELOPMENT EXPENSES

            Research and development expenses in 1998, 1997 and 1996 were $139.8 million, $194.9 million and $183.1 million, respectively. Expenses in 1997 include a non-tax-deductible charge of

$41.7 million for acquired in-process research and development costs related to the Company's acquisition of Cemax, while 1996 expenses include a non-tax-deductible charge of $12.0 million for acquired in-process research and development costs related to the Company's acquisition of Luminous. Research and development expenses were 6.8 percent of revenues in 1998. Excluding the impact of acquisition-related charges, research and development expenses in 1997 and 1996 would have been $153.2 million and $171.1 million or 7.0 percent and 7.5 percent of revenues, respectively. The decrease in 1998 expenses of $13.4 million (excluding 1997 special charges) compared with 1997, reflects the impact of the Company's 1997 restructuring program. The decrease in 1997 expenses of $17.9 million (excluding special charges) compared with 1996, is due to research and development cost structure improvements.

GAIN ON SALE OF MEDICAL IMAGING BUSINESS AND RELATED CHARGES

            In 1998, the Company sold its worldwide medical imaging business to Kodak. The Company recorded a pre-tax gain of $65.0 million on the sale, net of related costs. These costs include the impairment of certain manufacturing assets which were not sold to Kodak of $40.8 million, determined based on estimated recoverable costs. In addition, these costs include the write-off of capitalized software costs of approximately $27.9 million which were directly related to the medical imaging business, reflecting the abandonment of certain functionality and utility, pension and other curtailment and settlement costs related to employees transferred to Kodak of $16.9 million and other direct costs of the transaction.

RESTRUCTURING

            The Company recorded restructuring charges of $170.0 million and $53.9 million in 1997 and 1996, respectively. These charges relate to the Company's reorganization and restructuring activities and include costs associated with employee separation benefits, fixed asset write-offs, and other business exit costs.

            In 1998, the Company recorded a $16.8 million net benefit in the restructuring line of the Statement of Operations, consisting of a $3.6 million benefit reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995 and a $26.2 million reversal of restructuring reserves established in the fourth quarter of 1997, offset by $13.0 million of new charges, primarily related to asset write-downs. The $26.2 million adjustment to the 1997 restructuring charge resulted primarily from three factors: a better than expected result from the sale of the Company's CD-ROM business, lower than expected costs from closing certain research and development facilities (primarily the facility in the United Kingdom) and lower than expected costs associated with employee terminations.

OPERATING INCOME (LOSS)

            Operating income for 1998 was $130.0 million. Operating loss for 1997 and 1996 was $174.7 million and $4.6 million, respectively. Operating income in 1998 was benefited by the restructuring reversals and the gain on the sale of the medical imaging business and related charges discussed above. The operating losses in 1997 and 1996 were negatively impacted by the restructuring and other special charges discussed above. Excluding these gains and charges, operating income would have been $48.2 million, $61.5 million and $83.8 million in 1998, 1997 and 1996, respectively. The decrease of $13.3 million in 1998 reflects a decline in Data Storage as the Company invested in its SuperDisk(TM) program, offset by an increase in medical imaging. The decrease of $22.3 million in 1997 reflects lower gross profit and higher selling, general and administrative costs offset by lower research and development costs.

NON-OPERATING EXPENSE

            Non-operating expense was $20.1 million, $31.3 million and $10.4 million for 1998, 1997 and 1996, respectively. The decrease in 1998 is due to investment income and reduced currency transaction losses, offset by the increase in interest expense on outstanding borrowings. Also, in connection with the termination of the Company's revolving credit agreement, the Company incurred $2.6 million of costs primarily related to the interest swap agreement. The increase in 1997 was primarily due to increased interest expense on outstanding borrowings and foreign currency transaction losses. The Company utilizes certain financial instruments to manage risks associated with interest rate and foreign currency risks. See Note 8 of the Notes to Consolidated Financial Statements for a description of financial instruments held by the Company.

INCOME TAX

            Excluding the gain on the sale of the medical imaging business, restructuring and other special charges, the Company's effective tax rate was
52.1 percent (using the same tax rates applied to reported results), 42.9 percent and 45.9 percent of pre-tax income for 1998, 1997 and 1996, respectively. While the Company continues to earn profits in high tax jurisdictions, future profits and the benefits of a tax effective structure are expected to decrease future tax rates. The Company has performed an analysis of the recoverability of deferred tax assets and has recorded valuation allowances for certain amounts not considered recoverable. At December 31, 1998, the Company had deferred tax assets, net of valuation allowances, of $65.4 million. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income, primarily in the U. S. The Company believes that it will generate sufficient future taxable income to recover the Company's recorded net deferred tax assets.

NET INCOME (LOSS)

            Net income for 1998 was $57.1 million or $1.45 per share, compared with a net loss for 1997 of $180.1 million or $4.54 per share, and a net loss of $20.5 million or $0.49 per share in 1996. Excluding the gain on the sale of the medical imaging business, restructuring and other special charges, net income would have been $14.7 million or $0.37 per share, $20.3 million or $0.51 per share and $40.1 million or $0.97 per share, in 1998, 1997 and 1996, respectively.

PERFORMANCE BY GEOGRAPHIC AREA

            In 1998, United States net revenues totaled $1,123.2 million, down
3.4 percent from $1,162.3 million in 1997 due primarily to price erosion. In 1998, international net revenues totaled $923.3 million, down 11.2 percent from $1,039.5 million in 1997, due to price erosion and unfavorable currency translation, offset slightly by volume increases.

PERFORMANCE BY SEGMENTS

            The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, Product Technologies and Digital Solutions and Services. In addition, the Company owned and managed a fourth segment, Medical Imaging, which was sold to Kodak effective

November 30, 1998 (see Note 3 of the Notes to Consolidated Financial Statements). Results for this segment are also included below through the date of sale.

DATA STORAGE AND INFORMATION MANAGEMENT

            Data Storage and Information Management net revenues of $714.2 million for 1998, decreased $62.4 million from 1997, which had declined $80.7 million from 1996. These decreases were driven by the Company's more mature mobile and desktop products, including standard diskettes and desktop tape cartridges, offset partially by increases in net revenues from SuperDisk(TM) drives and diskettes, as well as by certain network and enterprise data center products. 1998's operating loss of $30.4 million represented a profitability decline of $53.1 million from operating income of $22.7 million in 1997. This decline was driven primarily by the Company's investment in SuperDisk(TM) and other Data Storage technologies and, to a lesser extent, by declines in other mobile and desktop products. 1997 operating income declined by $34.5 million from the prior year driven primarily by declines in desktop tape and optical products.

PRODUCT TECHNOLOGIES

            Product Technologies net revenues declined $72.6 million to $575.0 million in 1998 compared to 1997. Declines were experienced across most major product categories. Net revenues in 1997 decreased $57.5 million to $647.6 million from the prior year driven primarily by declines in printing plates and film and, to a lesser extent, by photo color products. Operating income of $53.2 million declined $1.7 million from 1997, which was up $13.0 million from 1996. The increase in 1997 was driven primarily by improvements in color proofing products. Beginning in December 1998, the operating results from the supply agreement for the manufacture of certain medical imaging products are included in the Product Technologies segment (see Note 11 of the Notes to Consolidated Financial Statements).

DIGITAL SOLUTIONS AND SERVICES

            Digital Solutions and Services 1998 net revenues of $143.5 million declined $24.6 million from 1997, with declines experienced across most product and service platforms. 1997 net revenues remained relatively unchanged from 1996 at $168.1 million. 1998 operating loss was $3.3 million versus operating income of $5.3 million in 1997, reflecting investments in new business opportunities. 1997 operating income was relatively unchanged from 1996.

MEDICAL IMAGING - DIVESTED BUSINESS

            Medical Imaging 1998 net revenues of $552.6 million increased $21.4 million from 1997. 1998 Medical Imaging revenues include 11 months of results as the business was sold to Kodak on November 30, 1998. 1997 net revenues of $531.2 million increased $46.2 million from 1996. These increases were driven by Dryview(TM) products partially offset by decreases in conventional x-ray and wet electronics imaging film products. Operating income of $26.5 million in 1998 improved from an operating loss in 1997 of $20.7 million. This improvement was driven by Dryview(TM) and, to a lesser extent, by conventional x-ray and wet electronics imaging film products, partially offset by profit declines in the Company's medical solutions business. 1996 showed an operating loss of $18.9 million.

FINANCIAL POSITION

            In general, most balance sheet accounts as of December 31, 1998 decreased as a result of the sale of the medical imaging business (see Note 3 of the Notes to Consolidated Financial Statements). The Company had 3.2 months of inventory on hand at December 31, 1998 (excluding the effect of the medical imaging business sold on November 30, 1998), compared to 3.4 months at December 31, 1997. This decrease is primarily related to improved inventory management as well as certain products which were in backorder. The sale of the medical imaging business had no significant impact on the decrease in the months of inventory on hand. The accounts receivable days sales outstanding (DSO) was 80 days at December 31, 1998, (excluding the effect of the medical imaging business sold on November 30, 1998), up from 76 days at December 31, 1997. The December 31, 1998 DSO calculation now excludes the medical imaging business, which carried a higher average DSO. Despite the benefit from excluding the medical imaging business, DSO still increased by four days driven by transitory timing impacts of the IT implementation. Other current assets were $265.7 million at December 31, 1998 compared to $141.7 million at December 31, 1997. This increase is primarily due to $143.0 million of restricted cash from the sale of the medical imaging business (see Note 3 of the Notes to Consolidated Financial Statements for further discussion).

            The net book value of property, plant and equipment at December 31, 1998 was $233.8 million, a decrease of $147.8 million from $381.6 million at December 31, 1997. This decrease is due to the sale of medical imaging assets and the disposal of assets as part of the Company's reorganization and restructuring process, offset by a $67.5 million increase related to the purchase of the Company's research and development facility previously under a synthetic lease structure.

LIQUIDITY

            Cash used in operating activities was $6.4 million in 1998, while cash provided by operating activities was $133.5 million in 1997 and $306.0 million in 1996. The adjustments to net income included depreciation and amortization of $129.4 million, $147.5 million and $181.1 million in 1998, 1997 and 1996, respectively, and a net restructuring benefit of $16.8 million in 1998. Restructuring and other special charges totaled $241.6 million and $88.4 million in 1997 and 1996, respectively. Changes in working capital used $123.1 million and $24.8 million of cash in 1998 and 1997, respectively, and provided $40.3 million of cash in 1996. During 1998 the Company made net cash payments related to restructuring charges of approximately $45.0 million.

            Cash provided by investing activities was $247.6 million in 1998, with $240.6 million and $184.6 million used in 1997 and 1996, respectively. As discussed in Note 3 of the Notes to Consolidated Financial Statements, in 1998 the Company sold its worldwide medical imaging business to Kodak for approximately $532.2 million in cash, of which $143.0 million is restricted until the European businesses are legally transferred to Kodak. The Company expects these legal transfers to be completed in the first half of 1999. In addition, proceeds from the sale of other businesses were $38.0 million. Capital spending totaled $132.4 million in 1998, which includes $67.5 million for the purchase of the Company's research and development facility previously under a synthetic lease structure. The Company expects capital spending in 1999 to be approximately $65.0 million. The Company also capitalized $59.3 million, $97.8 million and $13.5 million of software expenditures in 1998, 1997 and 1996, respectively, primarily related to the development, testing and implementation of the Company's new IT systems. Net cash paid in 1997 and 1996 related to business acquisitions totaled $29.0 million and $10.3 million, respectively.

            Prior to July 1, 1996, cash and equivalents and debt were not allocated to the Company from 3M since 3M used a centralized approach to cash management and the financing of its operations. The Company's financing requirements prior to July 1, 1996 are represented by cash transactions with 3M and are reflected in "Net cash paid to 3M" in the Consolidated Statements of Cash Flows. This financial support was discontinued following the Distribution.

            At December 31, 1998, the Company had outstanding borrowing of $31.0 million under its $350.0 million revolving credit facility with a syndicate of banks (the Credit Agreement). During the fourth quarter of 1997 and the first quarter of 1998, the Company obtained waivers of compliance with and amendment of certain financial covenants through January 5, 1999 under the Credit Agreement to accommodate the restructuring and other special charges recorded in the fourth quarter of 1997. During this waiver period, borrowings under the Credit Agreement were collateralized by substantially all of the Company's assets; the Company was required to maintain a specified minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA); and the Company was subject to increased borrowing margins. The Credit Agreement also contained a number of provisions restricting the Company's ability to take certain actions, including the incurrence of additional indebtedness, the creation of additional liens, the making of certain restricted payments and the sale of substantial assets of the Company. It also contained certain ongoing reporting requirements, including computations regarding the Company's financial condition, absence of events of default and absence of material adverse changes in the financial condition or results of operations of the Company. On January 4, 1999, the Company repaid the amounts outstanding and terminated the Credit Agreement.

            On December 31, 1998, the Company entered into a three-year $175.0 million Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for a revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventories and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at December 31, 1998 was $149.9 million, of which $31.0 million was subsequently drawn in connection with the termination of the Credit Agreement. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the land and buildings at the Company's headquarters in Oakdale, Minnesota, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. As of January 4, 1999, the initial funding date of the Loan Agreement, the Company was in compliance with all covenants and restrictions.

            In addition, certain subsidiaries have arranged borrowings locally outside of the agreements discussed above. As of December 31, 1998, $23.8 million of short-term borrowings were outstanding under such arrangements.

            In March 1997, the Company entered into a synthetic lease facility to fund the cost of construction of a new research and development facility at the Company's headquarters. The facility also required that the Company comply with the financial covenants contained in the Company's Credit Agreement, or a replacement thereof, provided that any amendment or waiver of such covenants approved by the lenders under the Credit Agreement was also effective under the synthetic lease facility. To facilitate entering into the new Loan Agreement as noted above, the

Company prepaid this financing and purchased the building in December 1998.

            As of December 31, 1998, the Company's ratio of debt to total capital was 7.1 percent as compared with 34.0 percent at December 31, 1997. The decrease in the ratio is principally attributable to the debt payments and increase in shareholders' equity associated with the sale of the medical imaging business (see Note 3 of the Notes to Consolidated Financial Statements). The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company.

            In February and March of 1997, the Company's Board of Directors authorized the repurchase of up to six million shares of the Company's common stock. During the first and second quarters of 1997, approximately 2.5 million shares were repurchased. As of December 31, 1998, the Company held 1.9 million shares of treasury stock acquired at an average price of $24.34 per share. On January 26, 1999, the Company announced an increase in the share repurchase authorization to a total of 10 million shares under which approximately 2.5 million shares at a cost of $40 million have been subsequently purchased through March 25, 1999.

EURO CONVERSION STATUS

            On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their new common currency. The Euro is trading on currency exchanges and can be used for noncash transactions. Local currencies will remain legal tender until December 31, 2001. By no later than December 31, 2001, participating countries will issue new Euro-denominated bills for use in cash transactions. By no later than July 1, 2002, participating countries will begin using the Euro as the legal tender and will withdraw all legacy currencies.

            The Euro conversion may lead to increased competition between countries and potential erosion of margins as prices in different countries are more readily comparable. The Company is reviewing its marketing strategies to address possible increased competition and is also reviewing and testing its software compatibility with the Euro conversion. The Company will continue to review the impact of the conversion to the Euro; however, the Company does not expect that the Euro conversion will have a material impact on the Company's results of operations and financial position.

MARKET RISKS

            The Company is exposed to various market risks, including volatility in foreign currency exchange rates, interest rates and commodity prices. These exposures primarily relate to the sale of products to foreign customers, purchases from foreign suppliers, acquisition of raw materials from both domestic and foreign suppliers, and changes in interest rates. The Company utilizes derivative financial instruments, including forward exchange contracts, futures contracts, options and swap agreements to manage certain of these exposures when it is considered practical to do so in accordance with established policies and procedures. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivative transactions.

            As a global company, changes in the exchange rates of foreign currencies relative to the U.S. dollar affect the Company's financial results. The Company, from time-to-time, enters into forward foreign exchange contracts principally to hedge transactions denominated in foreign currencies, that when remeasured according to generally accepted accounting principles, impact the income statement. For certain markets, particularly Latin America, where forward exchange contracts are not available or determined not to be cost effective, the Company attempts to minimize currency exposure risk through pricing and working capital management. There can be no assurances that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. Factors that could impact the effectiveness of the Company's hedging include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. Although the Company attempts to utilize transaction hedging to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which the Company incurs costs, the Company's sales or costs are adversely impacted.

            At December 31, 1998, the Company had $218.7 million notional amount of foreign exchange contracts of which $214.0 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in year-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding at December 31, 1998 by $10.9 million; however, less than $0.5 million of this change would impact earnings since the gain (loss) on the majority of these contracts would be offset by an equal gain (loss) on the underlying exposures being hedged.

            To manage interest rate risk on a portion of the variable rate borrowings under its revolving credit agreement, the Company has utilized and in the future may utilize interest rate swaps. These interest rate swap hedging instruments have the effect of locking in, for a specified period, the base interest rate (excluding credit margin) the Company will pay on the notional principal amount established in the swap. As a result, while these hedging arrangements are structured to reduce the Company's exposure to interest rate increases, they also limit the benefit the Company might otherwise have received from any interest rate decreases. These swaps are usually cash settled quarterly, with interest expense adjusted for amounts paid or received.
The Company did not have any interest rate swaps as of December 31, 1998.

            From time-to-time, the Company has used silver commodity forward contracts, and may use these and other commodity forward contracts, to manage the Company's exposure to price risk of commodities used in production. These commodity forward contract hedging instruments have the effect of locking in, for specified periods, the prices the Company will pay for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to price increases, they also limit the benefit the Company might otherwise have received from any price decreases associated with the hedged commodity. These contracts are usually cash settled as opposed to taking physical delivery of the commodity. Realized and unrealized gains and losses on contracts qualifying as hedge instruments are deferred until offsetting gains and losses on the underlying transactions are recognized in earnings as part of cost of goods sold. The Company did not have any commodity forward contracts as of December 31, 1998.

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

            Inventories of each area have been completed and determinations have been made regarding Y2K impact. Inventoried items have been prioritized, assessment plans have been completed and remediation solutions are being developed. Field implementation of remediation solutions for critical Y2K items is targeted for completion by the end of June 1999, with remediation of least critical items targeted for completion by the end of September 1999. Verification of compliance of remediated solutions is planned to occur contemporaneously with the field installation of solutions. Contingency plans are being developed to address potential Y2K related failures that could affect critical Company operations.

IT System

            A significant portion of the Company's new global IT infrastructure has been completed with the remaining portion expected to be completed by September 1999. The Company required a new IT system after the Company's spin-off from 3M, and a significant factor in the Company's selection of this system was its Y2K compliance status. The Company believes that the new system will significantly reduce the likelihood of Y2K-related interruptions to normal operations. The Company must, however, test all system software applications added to the new IT system and custom code written for the system, as well as certain other systems not replaced by the new global IT infrastructure, for Y2K compliance. Although the Company does not foresee a material adverse effect on its business, results of operations, or financial position related to Y2K issues and the Company's IT system, risk is not eliminated until the system is fully tested and all non-compliant code is identified, corrected, and re-verified.

Non-IT Systems

            The Company is assessing its non-IT systems in its plants and facilities on a worldwide basis for issues of Y2K compliance. This assessment includes reviewing not only the Company's manufacturing process control equipment, but also systems that control temperature, utility equipment, telephone systems, and security systems. Laboratory and test equipment are also being evaluated. While the Company does not believe that it is likely to experience material adverse effects related to Y2K in the area of non-IT systems, failure to identify all Y2K vulnerable controls or equipment, or failure to remediate them in a timely way, could result in the inability of a particular plant or facility to manufacture or test product or conduct business in the ordinary course.

Products

            The majority of Company's products do not have electronic date functionality. Those products that do have electronic date functionality have been assessed and remediation strategies have been developed to address any issues of Y2K non-compliance. The Company believes it has sufficient resources dedicated to product compliance activities and it does not foresee any material adverse impact on the Company's business, results of operations, or financial position due to Y2K product issues. However, there remains the possibility that the Company could fail to identify all susceptible products or be unable to implement all field remediations for which it is responsible prior to January 1, 2000.

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

            Y2K surveys have been sent to the Company's suppliers asking them for the Y2K compliance status of their products and internal operations. The Company is re-contacting the Company's most critical suppliers and conducting Y2K phone surveys with them. At the present time, the feedback being received from the phone surveys has been favorable.

            The Company plans to develop third party contingency plans as it identifies critical partners evidencing inadequate Y2K preparations. The Company's contingency plans may include plans to accumulate extra inventory and/or establish alternative sources of supply and channels of distribution. However, even with diligent planning, third party providers pose an uncertain risk which cannot be entirely eliminated.

Expenditures

            Aside from expenditures made by the Company in implementing its new corporate IT system, the Company has not incurred any significant Y2K-related costs to date.

            Based on current information and resources, the Company estimates that it could potentially spend up to $6 million on completing its Y2K program, excluding costs already anticipated for completion of the Company's IT system. This estimated expenditure would most likely occur in the non-IT systems area. This estimate is subject to change as the Company moves through final phases of its Y2K plan.

            While the Company's management does not believe that the Company's Y2K costs will have a material adverse effect on the Company's business, results of operations, or financial position, Y2K costs could increase if currently unknown Y2K deficiencies are discovered in Company IT systems, non-IT systems, products, or external business partners.

Summary

            Due to the uncertain nature of the Y2K problem, the Company's management cannot say with certainty whether Y2K issues will have a material adverse effect on the Company's business, results of operations, or financial position. The Company believes it is taking reasonable steps to address the Y2K problem, but the Y2K problem is very complex. If several of the Company's external business partners should fail to implement successful Y2K programs, or if the Company should fail to identify Y2K deficiencies in critical IT and non-IT systems, or if the Company's product remediations should fail to be implemented in the field by January 1, 2000, Y2K problems could have a material adverse effect on the Company's business, results of operations, or financial position.

            The projected expenditures and dates contained in this discussion are based on the Company's best estimates and are derived from assumptions about future events, including the availability of resources and other factors. The Company does not guarantee that these estimates will be achieved and results may vary due to uncertainties.

            The forward-looking statements contained in this section under the heading "Year 2000 Compliance" should be read in conjunction with the Company's disclosure below under the heading "Forward Looking Statements."

RECENTLY ISSUED ACCOUNTING STANDARDS

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

            In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which provides guidance on accounting for the costs of computer software intended for internal use. The Company adopted this standard effective January 1, 1999. The Company does not believe that the impact of this standard will be material to the financial statements of the Company.

FORWARD LOOKING STATEMENTS

            The Company and its representatives may from time-to-time make written or oral forward looking statements with respect to future goals of the Company, including statements contained in this report, the Company's other filings with the Securities and Exchange Commission and in the Company's reports to shareholders.

            The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the following:

            THE COMPANY'S ABILITY TO ESTABLISH A NEW BRAND AND IDENTITY - Prior to the Distribution, the Transferred Businesses had the right to use certain 3M trademarks in marketing their products. Pursuant to agreements entered into with 3M, the Company continues to have the use of certain 3M trademarks for an agreed upon period of time following the Distribution. The Company's right to use certain 3M trademarks (such as the Scotch(TM) trademark) expired on June 30, 1998, while the right to use other 3M trademarks expires on June 30, 1999. The Company has made and continues to make significant investments in the development of the Company's independent identity and brand. However, there can be no assurance that the Company will be successful in this regard or that the loss of use of 3M trademarks might not have an adverse effect on the business of the Company.

            COMPETITIVE INDUSTRY CONDITIONS - The Company operates in highly competitive environments. The Company's competitors are both larger and smaller than the Company in terms of resources and market shares. The marketplaces in which the Company operates are generally characterized by rapid technological change, frequent new product introductions, a variety of distribution channels, relatively large and aggressive marketing efforts, evolving customer needs away from product purchases and towards increasing integrated business solutions, and declining prices in certain product lines.

            Driving demand in the data storage industry is a greatly expanding need to manage and store information more rapidly and at lower cost, with greater accuracy and reliability. Similarly, the demand for image management and color management products, services and work flow solutions continues to grow as the use of images and color continues to expand in both commercial and consumer applications. These offerings are characterized by increasing use of digital technologies, including software and services, replacing analog-based products where the Company currently has a strong market position in several areas.

            In particular, the data storage industry is undergoing rapid technology and market changes, the varieties of data storage media formats available for customers is increasing and the choice of data storage media is not one of the top three strategic decisions made by an IT professional or a consumer. In fact, many customers would prefer not to have to perform data backup, which is the largest application for removable storage media. Data storage media sales account for less than 2 percent of IT spending. The data storage market is characterized by short product development cycles that are driven by rapidly changing technology and consumer preferences as well as declining product prices. Success in introducing and gaining acceptance of new data storage media is dependent on the ability to develop relationships with distributors and OEM's.

            In these highly competitive markets, the Company's success will depend to a significant extent on its ability to continue to develop and introduce differentiated and innovative products, services and customer solutions cost effectively and on a timely basis. The success of the Company's offerings is dependent on several factors including competitive technology capabilities, differentiation from competitive offerings, effectiveness of marketing programs and low costs. Although the Company believes that it can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to the Company's ability to take these steps, the actions of competitors, some of which will have greater resources than the Company, or the pace of technological changes.

            There can be no assurance that the Company will be able to continue to introduce new products or maintain competitive technology competencies, that the markets will be receptive to its new products, that the Company's marketing programs will be successful, or that the Company's competitors will not introduce more advanced products ahead of the Company. In addition, while the Company currently has access to significant proprietary technologies through internal development and licensing arrangements with third parties, there can be no assurance that it will continue to have access to new competitive technologies that may be required to introduce new products. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability. Therefore, the Company must make strategic decisions from time to time as to the technologies in which the Company desires to invest. If the Company is not successful in executing any of the above described risks, the Company may incur a material adverse impact on its business and financial results.

            INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY - The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 45 percent of the Company's revenues in 1998, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, the Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates. The Company's foreign currency hedging policy attempts to mitigate some of these risks over near term periods; however, these risk management activities are not comprehensive and there can be no assurance that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant.

            INTELLECTUAL PROPERTY RIGHTS - The Company's success depends in part on its ability to obtain and protect its intellectual property rights and to defend itself against intellectual property infringement claims of others. If the Company is not successful in defending itself against claims that may arise from time-to-time alleging infringement of the intellectual property rights of others, the Company could incur substantial costs in implementing remediation actions, such as redesigning its products or processes or acquiring license rights. Such costs or the disruption to the Company's operations occasioned by the need to take such actions could have a material adverse effect on the Company. In addition, the Company utilizes valuable non-patented technical know-how and trade secrets in its product development and manufacturing operations. Although the Company utilizes confidentiality agreements and other measures to protect such proprietary information, there can be no assurance that these agreements will not be breached or that competitors of the Company will not acquire the information as a result of such breaches or through independent development. The Company has pursued a policy of enforcing its intellectual property rights against others who may infringe those rights. In connection with such enforcement actions, the Company may incur significant costs for which the Company may or may not be reimbursed by the alleged infringer.

            SALE OF MEDICAL IMAGING BUSINESS - As discussed in Note 3 of the Notes to Consolidated Financial Statements, on November 30, 1998, the Company sold its worldwide medical imaging business to Kodak. The Company, however, retained its manufacturing facility in Ferrania, Italy, from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998. Under the terms of the Asset Purchase Agreement, Kodak is obligated to make a cash payment to the Company of up to $25.0 million no later than the date the Ferrania Supply Agreement terminates. Under terms of the agreement with Kodak, the Company is prohibited from selling medical imaging products to third parties other than Kodak during the duration of and subsequent to the termination of the supply agreement. As a result, the Company cannot reasonably predict the ultimate utilization of the Ferrania facility upon termination of the supply agreement. The Company cannot predict with certainty what, if any, costs may result upon termination of the supply agreement, but believes that such costs could be significant.

            TRANSITION SERVICES AND DISTRIBUTION AGREEMENTS - Associated with the Company's sale of its medical imaging business to Kodak on November 30, 1998, the Company will receive reimbursement from Kodak for certain services under transition services and distribution agreements that the Company has agreed to provide Kodak while Kodak integrates the medical imaging businesses into its accounting and information systems. These include information technology, logistics, finance, telecommunications, office space, human resources and site services. The Company has agreed to provide such services under the transition services agreement for a period of up to two years primarily in the United States and, to a lesser extent, in Asia and Latin America, and under a distribution agreement through the dates of individual country closings for the European Businesses. Kodak, at its option, may terminate the transition services agreement with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. As a result, the Company can not project with certainty the duration of and expected cost reimbursements, associated with the transition services and distribution agreements.

            RESTRUCTURING CHARGES - While the Company's restructuring plans are designed to reduce the Company's cost structure and improve its profitability, there can be no assurance that the Company will be successful in achieving its financial improvement goals in the future. In addition, if it becomes necessary for the Company to shut down or restructure additional businesses and operations in the future, it could incur substantial additional charges in the process. The recording of these charges could have a material adverse impact on the Company's financial condition.

            FLUCTUATIONS IN THE COMPANY'S STOCK PRICE - The Company's stock price may be subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

            FUTURE CAPITAL REQUIREMENTS - On December 31, 1998, the Company entered into a three-year $175.0 million loan agreement with a group of banks. The loan agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at December 31, 1998 was $149.9 million, of which $31.0 million was drawn on January 4, 1999 for repayment of funds drawn under the Company's prior credit agreement, which was then immediately terminated. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowing under its current and future sources of financing, will provide liquidity sufficient to operate the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                       /s/ PricewaterhouseCoopers LLP
                                       PricewaterhouseCoopers LLP


Minneapolis, Minnesota
February 8, 1999

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended December 31,                               1998             1997             1996
----------------------------------------------------------------------------------------------
(In millions, except per share amounts)
Net revenues                                    $   2,046.5      $   2,201.8      $   2,278.2
Cost of goods sold                                  1,370.2          1,485.6          1,523.3
----------------------------------------------------------------------------------------------
Gross profit                                          676.3            716.2            754.9

Operating expenses:
    Selling, general and administrative               488.3            526.0            522.5
    Research and development                          139.8            194.9            183.1
    Gain on sale of medical imaging
        business and related charges                  (65.0)              --               --
    Restructuring                                     (16.8)           170.0             53.9
----------------------------------------------------------------------------------------------
        Total operating expenses                      546.3            890.9            759.5

Operating income (loss)                               130.0           (174.7)            (4.6)
Interest expense                                       20.5             15.7             14.2
Losses related to change
   in credit facility                                   2.6               --               --
Other, net                                             (3.0)            15.6             (3.8)
----------------------------------------------------------------------------------------------
Income (loss) before tax
    and minority interest                             109.9           (206.0)           (15.0)

Income tax provision (benefit)                         52.8            (25.9)             5.9
Minority interest                                        --               --             (0.4)
----------------------------------------------------------------------------------------------

Net income (loss)                               $      57.1      $    (180.1)     $     (20.5)
==============================================================================================
Basic and diluted earnings (loss)
     per common share                           $      1.45      $     (4.54)     $     (0.49)
==============================================================================================

Weighted average basic shares outstanding              39.4             39.7             41.3
Weighted average diluted shares outstanding            39.5             39.7             41.3
==============================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED BALANCE SHEETS


As of December 31,                                                        1998            1997
-----------------------------------------------------------------------------------------------
(In millions, except per share amounts)
ASSETS
Current assets
    Cash and equivalents                                            $     64.2      $    103.5
    Accounts receivable, net                                             326.3           459.3
    Inventories                                                          263.7           399.9
    Other current assets                                                 265.7           141.7
-----------------------------------------------------------------------------------------------
        Total current assets                                             919.9         1,104.4
Property, plant and equipment, net                                       233.8           381.6
Other assets                                                             168.5           179.5
-----------------------------------------------------------------------------------------------
             Total assets                                           $  1,322.2      $  1,665.5
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                $    125.5      $    182.2
    Accrued payroll                                                       23.8            38.3
    Short-term debt                                                       25.2            31.3
    Other current liabilities                                            247.6           313.7
-----------------------------------------------------------------------------------------------
        Total current liabilities                                        422.1           565.5

Other liabilities                                                        106.3            98.1
Long-term debt                                                            32.7           319.7

Commitments and contingencies

Shareholders' equity
    Preferred stock, $.01 par value, authorized
        25 million shares, none issued and outstanding                      --              --
    Common stock, $.01 par value, authorized
        100 million shares, 42.9 million issued                            0.4             0.4
    Additional paid-in capital                                         1,027.7         1,025.8
    Accumulated deficit                                                 (123.9)         (171.1)
    Accumulated other comprehensive income                               (68.5)          (78.1)
    Unearned ESOP shares and other compensation                          (27.6)          (37.3)
    Treasury stock, at cost, 1.9 million and 2.3 million shares
        as of December 31, 1998 and 1997, respectively                   (47.0)          (57.5)

-----------------------------------------------------------------------------------------------
        Total shareholders' equity                                       761.1           682.2
-----------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity             $  1,322.2      $  1,665.5
===============================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Retained    Accumulated   Unearned
                                               Additional    Earnings       Other     ESOP Shares              Net         Total
                                      Common     Paid-In  (Accumulated  Comprehensive  and Other  Treasury Investment  Shareholders'
(In millions, except share amounts)    Stock     Capital      Deficit)      Income   Compensation   Stock     by 3M       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               --          --          --    $  (39.1)         --          --    $1,187.8   $1,148.7
   Net equity
     transactions with 3M                                                                                      (164.0)    (164.0)
   Issuance of common
     stock to 3M shareholders
     (41,930,187 shares)             $    0.4    $  991.7                                                      (992.1)        --
   Loan to ESOP                                                                     $  (50.0)                              (50.0)
   Amortization of
     unearned ESOP shares                             0.4                                3.4                                 3.8
   Issuance of common
     stock (922,845 shares)
     in connection with
     Luminous acquisition                            14.6                                                                   14.6
   Value of stock options
     issued in connection
     with Luminous acquisition                        4.8                                                                    4.8
   Exercise of stock
     options (26,848 shares)                                                                                                  --
   Comprehensive loss:
     Net income (loss)                                       $   11.2                                           (31.7)     (20.5)
     Net change in cumulative
        translation adjustment                                               (7.1)                                          (7.1)
                                                                                                                        --------
   Comprehensive loss                                                                                                      (27.6)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              0.4     1,011.5        11.2       (46.2)      (46.6)         --          --      930.3
   Amortization of
      unearned ESOP shares                            0.5                                 9.3                                9.8
   Purchase of treasury stock
     (2,488,132 shares)                                                                          $  (60.9)                 (60.9)
   Exercise of stock options
      (190,120 shares)                                0.2        (2.2)                                3.4                    1.4
   Value of stock options and
      warrants issued in connection
      with Cemax acquisition                         13.6                                                                   13.6
   Comprehensive loss:
       Net loss                                                (180.1)                                                    (180.1)
       Net change in cumulative
           translation adjustment                                           (31.9)                                         (31.9)
                                                                                                                        --------
    Comprehensive loss                                                                                                    (212.0)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              0.4     1,025.8      (171.1)      (78.1)      (37.3)      (57.5)         --      682.2
   Amortization of
      unearned ESOP shares                           (0.9)       (2.0)                   11.1                                8.2
   Exercise of stock options
      (416,732 shares)                                           (7.9)                               10.5                    2.6
   Other unearned compensation                        1.6                                (1.4)                               0.2
   Tax benefit from shareholder
       transactions                                   1.2                                                                    1.2
  Comprehensive income:
       Net income                                                57.1                                                       57.1
       Net change in cumulative
           translations adjustment                                            9.6                                            9.6
                                                                                                                        --------
  Comprehensive income                                                                                                      66.7
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         $    0.4    $1,027.7    $ (123.9)   $  (68.5)   $  (27.6)   $  (47.0)         --   $  761.1
===================================================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                                               1998          1997          1996
--------------------------------------------------------------------------------------------------------
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $   57.1      $ (180.1)     $  (20.5)
    Adjustments to reconcile net income (loss) to
        net cash (used in) provided by operating activities:
        Depreciation                                                  110.5         144.2         181.0
        Amortization                                                   18.9           3.3           0.1
        Deferred income taxes                                          23.7         (45.2)         12.6
        Restructuring and other special charges                       (16.8)        241.6          88.4
        Gain on sale of medical imaging business
           and related charges                                        (65.0)           --            --
        Accounts receivable                                           (57.6)          0.4            --
        Inventories                                                    46.3         (22.0)         22.3
        Other current assets                                           (1.4)        (30.4)        (29.8)
        Accounts payable                                              (33.0)        (11.6)         85.7
        Accrued payroll and other current liabilities                 (77.4)         38.8         (37.9)
        Other                                                         (11.7)         (5.5)          4.1
--------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by operating activities         (6.4)        133.5         306.0

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                             (132.4)       (116.3)       (167.4)
    Capitalized software                                              (59.3)        (97.8)        (13.5)
    Acquisitions, net of cash acquired                                   --         (29.0)        (10.3)
    Proceeds from sale of medical imaging business                    389.2            --            --
    Other                                                              50.1           2.5           6.6
--------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities        247.6        (240.6)       (184.6)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in short-term debt                                      (9.4)          5.8          25.4
    Other borrowings of debt                                          201.7         505.2         270.3
    Other repayments of debt                                         (486.2)       (312.6)       (146.3)
    Purchase of treasury stock                                           --         (60.9)           --
    Exercise of stock options                                           2.6           1.4            --
    Decrease in unearned ESOP shares                                   11.1           9.3           3.4
    Loan to ESOP                                                         --            --         (50.0)
    Net cash paid to 3M                                                  --            --        (155.9)
--------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities       (280.2)        148.2         (53.1)

Effect of exchange rate changes on cash                                (0.3)          0.7          (6.6)
--------------------------------------------------------------------------------------------------------

Change in cash and equivalents                                        (39.3)         41.8          61.7
Cash and equivalents - beginning of year                              103.5          61.7            --
--------------------------------------------------------------------------------------------------------
Cash and equivalents - end of year                                 $   64.2      $  103.5      $   61.7
========================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND
Imation Corp. (the Company) became an independent, publicly-held company as of July 1, 1996 (the Distribution Date), when Minnesota Mining and Manufacturing Company (3M) spun off its data storage and imaging systems businesses as an independent, publicly owned company (the Distribution). One share of the Company's common stock was issued for every ten shares of 3M common stock outstanding to stockholders of record on June 28, 1996. The Company is a global leader in the data storage and imaging industries, providing products and services for data storage, medical imaging, printing and publishing, and photographic applications.


BASIS OF PRESENTATION
SUBSEQUENT TO THE DISTRIBUTION. The consolidated financial statements include the accounts and operations of the Company on a stand-alone basis. 3M and the Company entered into a number of agreements to facilitate the transition of the Company to an independent business enterprise.

PRIOR TO THE DISTRIBUTION. The consolidated financial statements for the periods prior to July 1, 1996 reflect the revenues and expenses that were directly related to the Company as it was operated within 3M. The Company's Consolidated Statements of Operations include all of the related costs of doing business including an allocation of certain general corporate expenses of 3M which were not directly related to the Company, including costs for corporate logistics, corporate research and development, information technologies, finance, legal and corporate executives. These allocations were based on a variety of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations were made on a reasonable basis.

The Consolidated Statements of Operations include an allocation of 3M's interest expense (see Note 7). The Company's financing requirements were represented by cash transactions with 3M and are reflected in the "Net Investment by 3M" account (see Consolidated Statements of Shareholders' Equity).

The Company also participated in 3M's centralized interest rate risk management function. As part of this activity, derivative financial instruments were utilized to manage risks generally associated with interest rate market volatility. 3M did not hold or issue derivative financial instruments for trading purposes. 3M was not a party to leveraged derivatives. The Consolidated Statements of Operations and Statements of Cash Flows reflect an allocation of the related gains and losses. Such gains and losses were recognized by 3M as interest expense over the borrowing period and, as a result, are reflected in the effective interest rates utilized by the Company in deriving its interest expense.

The minority interest within the Consolidated Statements of Operations gives recognition to the Company's share of net income (loss) of certain majority owned subsidiaries of 3M.

The financial information included herein for 1996 may not necessarily be indicative of the results of operations or cash flows of the Company if it had been a separate, independent company during the entire year.


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

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include: the allocation of financial statement amounts between the Company and 3M for periods prior to the Distribution, the determination of allowances for uncollectible accounts receivable and obsolete/excess inventories, the evaluation of costs associated with restructuring activities, the determination of certain accrued and other liabilities, the valuation of certain intangibles, and the assessments of recoverability of deferred tax assets and certain long-lived assets.

RECLASSIFICATIONS. Certain expenses previously classified as selling, general and administrative expenses have been reclassified as cost of goods sold in current and prior years' financial statements with no impact on net income or loss in any year.

FOREIGN CURRENCY. Local currencies are considered the functional currencies outside the U.S., except for Imation Europe B.V., the Company's European holding company, and subsidiaries located in highly inflationary economies. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders' equity. Income and expense items are translated at average rates of exchange prevailing during the year. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. Net foreign currency exchange losses included in results of operations were $13.8 million in 1997 and were not material in 1998 and 1996.

FINANCIAL INSTRUMENTS. The Company uses, or may use from time-to-time, interest rate swaps and foreign currency and commodity forward and option contracts to manage risks generally associated with interest rate, exchange rate and commodity market volatility. All hedging instruments are designated as, and effective as, hedges and are highly correlated as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized currently in the results of operations. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

Realized and unrealized gains and losses on foreign currency and commodity forward and option contracts for qualifying hedge instruments are deferred until offsetting gains and losses on the underlying transactions are recognized in earnings. These gains and losses generally are recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains/losses included in non-operating expenses for foreign denominated payables- and receivables-related hedge transactions. For interest rate swaps, the differential paid or received on the swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated foreign currency and commodity forward and option contracts are deferred until the underlying hedged item is recognized in the results of operations. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than January 1, 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on the financial statements of the Company.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash, investments and short-term receivables and payables, for which their current carrying amounts approximate fair market value.

CONCENTRATIONS OF CREDIT RISK. The Company sells a wide range of products and services to a diversified base of customers around the world and performs ongoing credit evaluations of its customers' financial condition, and therefore believes there is no material concentration of credit risk.

CASH EQUIVALENTS. Cash equivalents consist of temporary investments purchased with original maturities of three months or less. The carrying value of cash equivalents approximates the fair value as of December 31, 1998 and 1997.

INVENTORIES. Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Maintenance and repairs are expensed as incurred. Periodic reviews for impairment of the carrying value of property, plant and equipment are made based on undiscounted expected future cash flows. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in operating income (loss).

INTANGIBLE ASSETS. Intangible assets consist primarily of goodwill and capitalized software. The Company capitalizes certain external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized over their estimated useful lives, which currently range from five to eight years. The carrying amount of intangible assets is periodically reviewed to assess recoverability based on undiscounted expected future cash flows.

PENSION PLANS. Effective December 31, 1998, the Company adopted SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. This standard does not change the measurement or recognition of these plans; however, it standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

REVENUE RECOGNITION. Revenue is recognized upon shipment of goods to customers or upon performance of services. Revenues from service contracts are deferred and recognized over the life of the contracts as service is performed.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to expense as incurred.

ADVERTISING COSTS. Advertising costs are charged to expense as incurred and totaled approximately $59 million, $83 million and $73 million in 1998, 1997 and 1996, respectively. Advertising costs in 1997 and 1996 include approximately $14 million and $22 million, respectively, related to start-up costs for identity development. These costs were not material in 1998.

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

TREASURY STOCK. The Company's repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders' equity. When treasury shares are reissued, the Company uses a last-in, first-out method and the excess of repurchase cost over reissuance price is treated as an adjustment to retained earnings (accumulated deficit).

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

COMPREHENSIVE INCOME. The Company adopted SFAS No. 130, REPORTING OF COMPREHENSIVE INCOME, in 1998. Comprehensive income (loss) for the Company includes net income (loss) and the effects of currency translation, which are charged or credited to the cumulative translation adjustment account within shareholders' equity. Comprehensive income for all periods presented is included in the Consolidated Statements of Shareholders' Equity.

EARNINGS PER SHARE. In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which the Company has adopted for all periods presented. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted earnings per share. Prior period amounts were restated to conform with this standard.

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for Employee Stock Ownership Plan
(ESOP) shares not committed. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding for:

Years ended December 31,                           1998        1997        1996
(In millions)
--------------------------------------------------------------------------------
Weighted average number of shares outstanding
     during the period (1)                         40.8        41.5        42.1
Weighted average number of shares held by the
    ESOP not committed to be released              (1.4)       (1.8)       (0.8)
--------------------------------------------------------------------------------
Weighted average common shares outstanding (2)     39.4        39.7        41.3
Common shares equivalents resulting from the
    assumed exercise of stock options               0.1         0.2         0.2
--------------------------------------------------------------------------------
Total weighted average common shares and
    common share equivalents                       39.5        39.9        41.5
================================================================================

(1) Prior to July 1, 1996, the Company was not a separate, independent company, but rather was comprised of the Company's businesses operated within 3M. As such, the number of shares used to compute earnings per share for the periods prior to July 1, 1996 is based on one-tenth of the average 3M shares outstanding based on the distribution ratio of one share of the Company's common stock for every ten shares of 3M common stock held on the record date.

(2) For 1997 and 1996, represents weighted average common shares outstanding used for both basic and diluted loss per share as common stock equivalents are anti-dilutive.

NOTE 3 -- SALE OF MEDICAL IMAGING BUSINESS AND AQUISITIONS

SALE OF MEDICAL IMAGING BUSINESS

On November 30, 1998, the Company sold its worldwide medical imaging business to Eastman Kodak Company (Kodak). In connection with the sale, Kodak immediately acquired the assets and assumed the liabilities of the Company's medical imaging businesses in North America, Latin America and Asia, including manufacturing facilities in Oregon and Minnesota and all the outstanding shares of Cemax Icon, Inc. (Cemax), a wholly-owned subsidiary of the Company. The formal closings of the sale of the Company's medical imaging businesses in Europe (European Businesses) to Kodak are scheduled to occur on a country-by-country basis as the businesses are integrated into Kodak's accounting and information systems through April 1, 1999 and in any event not later than May 31, 1999. Under the terms of the Asset Purchase Agreement (as defined below), beginning December 1, 1998, Kodak is entitled to the operating results and cash flows of the European Businesses.

Under the terms of the Asset Purchase Agreement dated as of July 31, 1998 and amended and restated as of November 30, 1998 between the Company and Kodak (as amended and restated, the Asset Purchase Agreement), Kodak has paid the Company $532.2 million in cash as of December 31, 1998, of which $18.0 million represents a nonrefundable deposit under the Ferrania Supply Agreement (as defined below). Of the $532.2 million cash proceeds, the Company is restricted from using $143.0 million until the medical imaging businesses in Europe are legally transferred to Kodak; this amount is classified in other current assets in the December 31, 1998 Consolidated Balance Sheet. On November 30, 1998, the Company entered into a Distribution Agreement with Kodak under which the Company will act as Kodak's exclusive distributor for the European Businesses during the period from December 1, 1998 through the formal closings of each of the European Businesses.

The formal closings of the European Businesses are subject to certain limited closing conditions, including the condition that there be no injunction prohibiting the acquisition of such European Businesses at the time of such acquisition. Antitrust clearance of the transaction in Europe has been received from the European Economic Union.

The Company recorded a pre-tax gain of $65.0 million on the sale, net of related costs. These costs include the impairment of certain manufacturing assets which were not sold to Kodak of $40.8 million, determined based on estimated recoverable costs. In addition, these costs include the write-off of capitalized software costs of $27.9 million which were directly related to the medical imaging business, reflecting the abandonment of certain functionality and utility, pension and other curtailment and settlement costs related to employees transferred to Kodak of $16.9 million and other costs of the transaction.

The Company will receive reimbursement from Kodak for certain services under transition services and distribution agreements that the Company has agreed to provide Kodak while Kodak integrates the medical imaging businesses into its accounting and information systems. These include information technology, logistics, finance, telecommunications, office space, human resources and site services. The Company has agreed to provide such services under the transition services agreement for a period of up to two years primarily in the United States and, to a lesser extent, in Asia and Latin America, and under a distribution agreement through the dates of individual country closings for the European Businesses. Kodak, at its option, may terminate the transition services agreement with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service.

The Company retained its manufacturing facility in Ferrania, Italy, from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998 (the Ferrania Supply Agreement). Under the terms of the Asset Purchase Agreement, Kodak is obligated to make a cash payment to the Company of up to $25.0 million no later than the date the Ferrania Supply Agreement terminates. Under a separate supply agreement, Kodak will supply document imaging products to the Company from its White City, Oregon manufacturing facility for up to five years.

Principal products included in the medical imaging business were: DryView(TM) laser imaging systems and film, wet laser imaging systems and film, Imation chest system, Trimax(TM) x-ray films, conventional x-ray film processing systems and film, and Cemax-Icon digital picture-archiving and communication systems
(PACS) products.

Summarized financial information of the medical imaging business segment is included in Note 11.

AQUISITIONS

In August 1997, the Company acquired all of the outstanding common shares of Cemax for $51.8 million, consisting of $29.0 million in cash (net of cash acquired) and non-cash amounts consisting of $9.2 million representing the Company's previous investment in Cemax preferred shares and $13.6 million related to the fair value of stock options and warrants to acquire approximately 971,000 shares of the Company's common stock to replace stock options and warrants previously granted by Cemax. In addition, the Company issued certain contingent payment rights which allow Cemax shareholders to receive additional payments of up to $44.8 million if Cemax attains certain revenue targets in the twelve month periods ended June 30, 1998 and 1999. In connection with the sale of the Company's medical imaging business, as discussed above, the contingent payment obligations were transferred to Kodak. Cemax designs, manufactures, and markets medical imaging and information systems.

The acquisition was accounted for using the purchase method of accounting. The Company allocated a portion of the purchase price to in-process research and development projects that had not yet reached technological feasibility and had no probable alternative future uses, which resulted in a one-time non-tax-deductible charge of $41.7 million. The excess of the initial purchase price over net assets acquired and in-process research and development of $17.7 million was allocated to goodwill and was amortized over seven years. Operating results for Cemax are included in the Company's results of operations from the date of acquisition through November 30, 1998, when Cemax was sold as part of the medical imaging business sale.

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

        Pro Forma Summary
        -----------------
                                                         (Unaudited)
                                                    Year Ended December 31,
        (In millions, except per share amounts)      1997            1996
        --------------------------------------------------------------------

        Net revenues                               $2,218.7        $2,299.4

        Net loss                                     (144.4)          (25.1)

        Basic and diluted loss per common share       (3.64)          (0.61)
        --------------------------------------------------------------------

In October 1996, the Company acquired all of the outstanding common and preferred shares of Luminous Corporation (Luminous) for $29.7 million, consisting of $10.3 million in cash and non-cash amounts consisting of $14.6 million related to the issuance of approximately 923,000 shares of the Company's common stock and $4.8 million related to the fair value of stock options to acquire approximately 317,000 shares of the Company's common stock to replace stock options previously granted by Luminous. Luminous is a developer and marketer of desktop software to the pre-press, print production, printing and graphic arts industries. The acquisition was accounted for using the purchase method of accounting. The Company allocated a portion of the purchase price to in-process research and development projects that had not yet reached technological feasibility and had no probable alternative future uses, which resulted in a one-time non-tax-deductible charge of $12.0 million. The Company has allocated the remaining excess purchase price over net assets acquired to goodwill which is being amortized over seven years. Operating results for Luminous are included in the Company's results of operations from the date of acquisition. The pro forma effect on prior periods' results of operations is not material.

NOTE 4 -- SUPPLEMENTAL BALANCE SHEET INFORMATION


(In millions)                                       1998             1997
--------------------------------------------------------------------------
ACCOUNTS RECEIVABLE
   Accounts receivable                          $  345.5         $  484.9
   Less allowances                                 (19.2)           (25.6)
--------------------------------------------------------------------------
      Accounts receivable, net                  $  326.3         $  459.3

INVENTORIES
   Finished goods                               $  166.4         $  272.6
   Work in process                                  48.8             59.7
   Raw materials and supplies                       48.5             67.6
--------------------------------------------------------------------------
      Total inventories                         $  263.7         $  399.9

OTHER CURRENT ASSETS
   Deferred taxes                               $   50.7         $   71.7
   Restricted cash                                 143.0               --
   Other                                            72.0             70.0
--------------------------------------------------------------------------
      Total other current assets                $  265.7         $  141.7

PROPERTY, PLANT AND EQUIPMENT
   Land                                         $    7.1         $    8.4
   Buildings and leasehold improvements            193.9            190.5
   Machinery and equipment                       1,135.5          1,491.2
   Construction in progress                         18.1             14.4
--------------------------------------------------------------------------
      Total                                      1,354.6          1,704.5
   Less accumulated depreciation                (1,120.8)        (1,322.9)
--------------------------------------------------------------------------
      Property, plant and equipment, net        $  233.8         $  381.6

OTHER ASSETS
   Deferred taxes                               $   14.7         $   19.4
   Capitalized software                            126.4            113.0
   Other                                            27.4             47.1
--------------------------------------------------------------------------
      Total other assets                        $  168.5         $  179.5

OTHER CURRENT LIABILITIES
   Employee separation costs                    $   33.6         $   91.5
   Accrued rebates                                  36.4             42.2
   Deferred income                                  15.1             25.1
   Taxes other than income taxes                    21.5             44.6
   Other                                           141.0            110.3
--------------------------------------------------------------------------
      Total other current liabilities           $  247.6         $  313.7

OTHER LIABILITIES
   Employee severance indemnities               $   29.1         $   39.3
   Pension accrual                                  33.7             28.3
   Other                                            43.5             30.5
--------------------------------------------------------------------------
      Total other liabilities                   $  106.3         $   98.1
--------------------------------------------------------------------------

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

The Company reflected pre-tax restructuring and other special charges in its financial statements, partially in 1995 and partially in 1996 based upon the timing recognition criteria required for the restructuring charges.

The restructuring and other special charges of $88.4 million, recorded in 1996, included $53.9 million primarily for employee separation programs related to the reduction of approximately 1,600 employees and $22.5 million of special charges associated with start-up activities which are included in costs of goods sold and selling, general and administrative expenses. The unpaid restructuring charges for the employee separation programs as of June 30, 1996 were retained by 3M pursuant to the Distribution. In addition to the above charges, the Company also recognized a non-tax-deductible charge of $12.0 million for the in-process research and development related to the Luminous acquisition (see
Note 3).

In 1997, the Company announced plans to further restructure its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure. The Company recorded a $199.9 million pre-tax charge ($158.7 million after taxes) to fourth quarter 1997 earnings. The charge included approximately $170.0 million in restructuring charges primarily associated with employee separation benefits and fixed asset write-offs and additional special charges of $29.9 million included in cost of goods sold, selling, general and administrative expenses, and non-operating expenses, primarily associated with restructuring-related asset write downs and other year-end adjustments. Specific planned actions include the restructuring of European operations, the sale of the CD-ROM business, and the realignment and reduction of general and administrative, manufacturing, marketing, and selected research and development areas, the majority of which have been completed as of December 31, 1998. The Company's 1997 results also include a third quarter non-tax-deductible charge of $41.7 million for in-process research and development costs related to the Cemax acquisition (see Note 3).

In 1998, the Company recorded a $26.2 million benefit in the restructuring line of the Statement of Operations as an adjustment of the restructuring charge recorded in 1997. This benefit resulted primarily from three factors: a better than expected result from the sale of the Company's CD-ROM business, lower than expected costs from closing certain research and development facilities (primarily the facility in the United Kingdom) and lower than expected costs associated with employee terminations. This benefit was recorded as a result of the Company's policy to evaluate its restructuring reserves quarterly and adjust such reserves to reflect changes in estimates as information becomes available. In addition, the Company approved and recorded an additional restructuring charge of $13.0 million, primarily related to asset write-downs, reflecting further portfolio rationalizations.

The following table represents the cumulative activity related to the Company's 1997 and 1998 restructuring programs, including certain reclassifications in the 1997 original charge:

                  1997 Original             1998 Adjustments       Balance at
(In millions)         Charge      Usage     and New Programs   December 31, 1998
--------------------------------------------------------------------------------

Severance            $ 75.1      $ (34.6)        $ (6.9)             $33.6

Asset impairments      61.5        (55.3)          (6.2)                 -

Other                  33.4        (31.7)          (0.1)               1.6
--------------------------------------------------------------------------------

Total                $170.0      $(121.6)        $(13.2)             $35.2
================================================================================

During 1998, the Company made cash payments of $45.0 million related to the restructuring activities and reduced its headcount by approximately 1,800. As part of this restructuring plan, the Company closed a research facility in the United Kingdom, closed an optical manufacturing operation and sold its CD-ROM business. The Company also exited its metal printing plates manufacturing facility in Middleway, West Virginia. The remaining severance payments are expected to be made throughout the first nine months of 1999 related to 1998 and 1999 employee separations.

In 1998, the Company also recorded a $3.6 million benefit in the restructuring line of the Statement of Operations reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995. For the year ended December 31, 1998, the Company recorded a net restructuring benefit of $16.8 million.


NOTE 6 -- INCOME TAXES

The components of income (loss) before tax and minority interest are as follows:

(In millions)                             1998            1997             1996
--------------------------------------------------------------------------------
U.S.                                 $   101.7       $  (131.1)       $   (16.9)
International                              8.2           (74.9)             1.9
--------------------------------------------------------------------------------
Total                                $   109.9       $  (206.0)       $   (15.0)
================================================================================

The income tax provision (benefit) is as follows:

(In millions)                             1998            1997             1996
--------------------------------------------------------------------------------
Currently payable (refundable)
   Federal                           $    11.1       $     1.2        $    (9.9)
   State                                   1.2             0.1             (0.4)
   International                          16.8            18.0              3.9
Deferred
   Federal                                26.0           (33.2)             3.3
   State                                   2.9            (3.7)            (0.4)
   International                          (5.2)           (8.3)             9.4
--------------------------------------------------------------------------------
Total                                $    52.8       $   (25.9)       $     5.9
================================================================================

The components of net deferred tax assets and (liabilities) are as follows:

(In millions)                             1998            1997
--------------------------------------------------------------------------------
Receivables                          $    (0.3)      $    (0.1)
Inventories                               14.1            19.1
Capitalized software                     (23.3)          (19.7)
Property, plant and equipment             (8.7)           13.2
Payroll and severance                     27.8            35.7
Foreign tax credit carryforwards          14.3            14.3
Net operating loss carryforwards           -              23.4
Accrued liabilities                       39.9            14.3
Other, net                                15.9             3.2
--------------------------------------------------------------------------------
Total                                     79.7           103.4
Valuation allowance                      (14.3)          (14.3)
--------------------------------------------------------------------------------
Net deferred tax assets              $    65.4       $    89.1
================================================================================

A valuation allowance of $14.3 million was provided to account for uncertainties regarding the recoverability of certain foreign tax credit carryforwards.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

(In millions)                             1998            1997             1996
--------------------------------------------------------------------------------
Tax at statutory U.S. tax rate       $    38.5       $   (73.2)       $    (5.3)
State income taxes, net of
  federal benefit                          3.4            (5.2)            (1.2)
International taxes in excess of
  statutory U.S. tax rate                  3.6            35.9              7.1
Non-deductible expenses                    5.3            17.5              4.9
Other                                      2.0            (0.9)             0.4
--------------------------------------------------------------------------------
Income tax provision (benefit)       $    52.8       $   (25.9)       $     5.9
================================================================================

As of December 31, 1998, approximately $165.0 million of earnings attributable to international subsidiaries (inclusive of earnings prior to the Distribution for certain international subsidiaries) were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S. It is not practical to determine the amount of incremental tax that might arise if these earnings were to be remitted.

Cash paid for income taxes was $26.5 million in 1998, $10.9 million in 1997 and was not material for the period from July 1, 1996 to December 31, 1996. Prior to July 1, 1996, 3M paid all taxes and received all tax refunds on the Company's behalf.


NOTE 7 -- DEBT

The components of long-term debt as of December 31 are as follows:

(In millions)                             1998            1997
--------------------------------------------------------------------------------
Revolving credit facility            $    31.0       $   313.0
Other                                      3.1             7.6
--------------------------------------------------------------------------------
                                          34.1           320.6
Less current portion                      (1.4)           (0.9)
--------------------------------------------------------------------------------
Total long-term debt                 $    32.7       $   319.7
================================================================================

In December 1998, proceeds from the sale of the medical imaging business were utilized to repay borrowings under the Company's $350.0 million revolving credit facility with a syndicate of banks (the Credit Agreement). In conjunction with such repayment, the interest rate swap (see Note 8) was terminated. As of December 31, 1998 and 1997, respectively, borrowings of $31.0 million, at an interest rate of 8.75 percent, and $313.0 million, at interest rates ranging from 6.49 percent to 6.55 percent, were outstanding under the Credit Agreement. The commitment fee for the Credit Agreement is based on the Company's interest coverage ratio, and as of December 31, 1998, 1997 and 1996, was 0.50 percent,
0.25 percent and 0.15 percent, respectively, on the total amount of the credit facility per annum. On January 4, 1999, the Company repaid the amounts outstanding and terminated the Credit Agreement. As of December 31, 1998, the Company had outstanding letters of credit of $151.9 million in the U.S., primarily related to and collateralized by the $143.0 million of restricted cash received from Kodak in connection with the sale of the medical imaging business (see Note 3).

On December 31, 1998, the Company entered into a three-year $175.0 million Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at December 31, 1998 was $149.9 million, of which $31.0 million was subsequently drawn for the Credit Agreement repayment as noted above. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company's interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.75 percent and 1.25 to 2.25 percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. As of January 4, 1999, the initial funding date of the Loan Agreement, the Company was in compliance with all covenants and restrictions.

Long-term debt maturities, which reflect the re-financing of the amounts outstanding under the Credit Agreement with the Loan Agreement, are as follows:

(In millions)                  1999     2000     2001     2002     2003    Thereafter   Total
---------------------------------------------------------------------------------------------
Long-term debt maturities     $ 1.4    $ 1.1    $31.1    $ 0.1    $ 0.1      $ 0.3      $34.1
---------------------------------------------------------------------------------------------

Short-term debt, excluding the current portion of long-term debt, as of December 31, 1998 and 1997, was $23.8 million and $30.4 million, respectively, which consisted primarily of local borrowings by international subsidiaries. These borrowings have original maturities of one year or less and have a weighted average interest rate of 5.8 and 3.4 percent as of December 31, 1998 and 1997, respectively. As of December 31, 1998, the Company had an additional $44.3 million available under credit facilities held by various subsidiaries outside the U.S.

The Company estimates that the fair value of short-term and long-term debt approximates the carrying amount of debt as of December 31, 1998 and 1997.

The Company's interest expense for 1998, 1997 and 1996 was $20.5 million (net of $1.8 million capitalized), $15.7 million (net of $2.5 million capitalized) and $14.2 million, respectively. Cash paid for interest in these periods was $24.3 million, $13.2 million and $6.2 million, respectively. Interest expense for 1996 includes a $7.4 million allocation of 3M's interest expense for the period prior to the Distribution, based on an assumed non-ESOP debt level of $250.0 million at an interest rate of 6.4 percent, which reflects 3M's weighted average effective interest rate on non-ESOP debt during this period.


NOTE 8 -- FINANCIAL INSTRUMENTS

To manage interest rate risk, in March 1997, the Company entered into a three-year interest rate swap agreement for a notional amount of $100.0 million. The swap agreement provided for the Company to pay a fixed rate of 6.63 percent and receive a variable rate of three-month LIBOR. This interest swap was terminated in the fourth quarter of 1998 in connection with repayment of the Credit Agreement.

To manage risks associated with foreign currency transaction exposures, the Company utilizes foreign currency forward and option contracts. Additionally, the Company has from time-to-time entered into silver commodity forward contracts to reduce the volatility of raw material purchase prices. These contracts generally have maturities of less than six months. The notional amount and fair value of forward and options contracts as of December 31, 1998 and 1997 are as follows:

(In millions)                                     1998                1997
--------------------------------------------------------------------------------
                                            Notional   Fair     Notional   Fair
                                             Amount   Value      Amount   Value
--------------------------------------------------------------------------------
Foreign currency forward contracts           $218.7   $(0.4)     $93.9     $1.5

Foreign currency option contracts purchased     -       -          1.8        -

Silver commodity forwards contracts             -       -          8.4      1.2
--------------------------------------------------------------------------------

The fair values of these contracts as noted above approximated the book values as of December 31, 1998 and 1997. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

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


NOTE 9 -- LEASES

In March 1997, the Company entered into a Master Lease and Security Agreement in connection with the construction of a new research and development facility at the Company's headquarters site. The facility was completed in May 1998 and lease payments commenced at that time. In December 1998, the Company acquired the building, at which time all future lease obligations were terminated.

Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $22.1 million, $23.5 million and $15.1 million in 1998, 1997 and 1996, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 1998:

(In millions)                          1999     2000     2001     2002     Total
--------------------------------------------------------------------------------
Minimum lease payments                $13.3    $ 8.4    $ 3.8    $ 2.0     $27.5
--------------------------------------------------------------------------------


NOTE 10 -- SHAREHOLDERS' EQUITY

The Company maintains a shareholder rights plan (Rights Plan) under which the Company has issued one preferred share purchase right (Right) for each common share of the Company. Each Right will entitle its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $125, subject to adjustment. The Rights are exercisable only if a person or group (Acquiring Person) acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock (Common Stock). As of January 12, 1999, the Company amended the Rights Plan to exclude any Acquiring Person who becomes the beneficial owner of 15 percent or more of the shares of Common Stock then outstanding as a result of a reduction in the number of shares of Common Stock outstanding due to the repurchase of Common Stock by the Company unless and until such person, after becoming aware of such, acquires beneficial ownership of any additional shares of Common Stock. The Rights expire on July 1, 2006 and may be redeemed earlier by the Board of Directors for $0.01 per Right.

In February and March of 1997, the Company's Board of Directors authorized the repurchase of up to six million shares of the Company's common stock. During the first and second quarters of 1997, approximately 2.5 million shares were repurchased. As of December 31, 1998, the Company held 1.9 million shares of treasury stock acquired at an average price of $24.34 per share. On January 26, 1999, the Company announced an increase in the share repurchase authorization to a total of 10 million shares.

In connection with the acquisition of Cemax, the Company assumed certain outstanding warrants on Cemax stock which the Company agreed to convert into warrants to acquire 93,375 shares of the Company's common stock. The warrants have an exercise price of $20.77 and became exercisable upon the acquisition of Cemax by the Company. In January 1999, the Company entered into an agreement to terminate these warrants.


NOTE 11 -- BUSINESS SEGMENT INFORMATION

The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, for the year ended December 31, 1998. Prior period amounts have been presented in a format that conforms with the 1998 presentation as required by this statement.

The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media for use in the mobile and desktop, network and enterprise data center markets; Product Technologies, whose principal products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, private label film for the amateur photographic retail market, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and offers digital workflow solutions principally in the areas of color and data management. In addition, the Company owned and managed a fourth segment, Medical Imaging, which was sold to Kodak effective November 30, 1998 (see Note 3). Results for this segment are also included below through the date of sale. Effective with the sale of the medical imaging business to Kodak, the Company entered into a supply agreement with Kodak to supply certain medical imaging film products. The management and internal reporting of this ongoing medical imaging activity was transferred to the Product Technologies business segment on December 1, 1998. Principal products included diagnostic imaging films, film processors and imaging systems for both x-ray and electronic imaging systems sold to hospital buying groups, individual hospitals, medical imaging centers and government healthcare institutions.


Business                                Data                      Digital
Segment                          Storage and                    Solutions                    Corporate,
Information                      Information        Product           and        Medical      Other and          Total
(In millions)                     Management   Technologies      Services        Imaging    Unallocated        Company
-----------------------------------------------------------------------------------------------------------------------
Net revenues (1)          1998      $  714.2       $  575.0      $  143.5       $  552.6       $   61.2       $2,046.5
                          1997         776.6          647.6         168.1          531.2           78.3        2,201.8
                          1996         857.3          705.1         167.1          485.0           63.7        2,278.2
-----------------------------------------------------------------------------------------------------------------------
Operating                 1998      $  (30.4)      $   53.2      $   (3.3)      $   26.5       $   84.0       $  130.0
income (loss)(1)          1997          22.7           54.9           5.3          (20.7)        (236.9)        (174.7)
                          1996          57.2           41.9           2.7          (18.9)         (87.5)          (4.6)
-----------------------------------------------------------------------------------------------------------------------
Assets(2)                 1998      $  367.7       $  323.8      $   55.5       $     --       $  575.2       $1,322.2
                          1997         392.0          338.3          72.0          351.3          511.9        1,665.5
                          1996         432.7          372.6          71.6          354.3          342.1        1,573.3
-----------------------------------------------------------------------------------------------------------------------
Depreciation              1998      $   48.3       $   33.2      $    6.5       $   35.2       $    6.2       $  129.4
and                       1997          69.9           27.3           4.0           33.6           12.7          147.5
Amortization (1)          1996          96.2           52.4           3.9           17.8           10.8          181.1
-----------------------------------------------------------------------------------------------------------------------
Capital                   1998      $   33.0       $    6.4      $    1.0       $   15.4       $   76.6       $  132.4
Expenditures (1)          1997          41.5           21.6           2.0           40.0           11.2          116.3
                          1996          90.7           29.5           0.2           40.3            6.7          167.4
=======================================================================================================================

(1) The Corporate, Other and Unallocated amounts for net revenues, operating income (loss), depreciation and amortization, and capital expenditures primarily include the results for certain businesses not included in the Company's disclosable business segments, as well as restructuring-related charges and credits, acquisition-related special charges, and the gain on sale of the medical imaging business to Kodak.

(2) Segment assets primarily include accounts receivable, inventory, and net property, plant and equipment. Assets included in Corporate, Other and Unallocated are cash and equivalents, deferred income taxes, certain unallocated net property, plant and equipment and other miscellaneous assets.

The following table presents information about the company by geographic area.

                                        United                                      Total
(In millions)                           States           International            Company
------------------------------------------------------------------------------------------
Net revenues             1998         $1,123.2             $  923.3              $2,046.5
                         1997          1,162.3              1,039.5               2,201.8
                         1996          1,159.5              1,118.7               2,278.2
------------------------------------------------------------------------------------------
Long-lived (1)           1998         $  299.3             $   88.3              $  387.6
assets                   1997            383.4                158.3                 541.7
                         1996            382.3                154.3                 536.6
==========================================================================================

(1) Includes net property, plant and equipment, intangible and other non-current assets excluding deferred income taxes.

NOTE 12 -- RETIREMENT PLANS

The Company adopted SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, for the year ended December 31, 1998. Prior period amounts have been presented in a format that conforms with the 1998 presentation as required by this statement.

The Company has various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. Prior to the Distribution, employees of the Company participated in various 3M-sponsored retirement plans. For U.S. employees, 3M has retained responsibility for the benefits earned under the 3M plan prior to the Distribution. For plans outside the U.S., the Company generally has assumed the assets and related liabilities. Total pension expense was $35.9 million, $26.5 million (including $6.5 million recognized as restructuring charges) and $21.3 million in 1998, 1997 and 1996, respectively.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.


U.S. PLAN
(In millions)                                                         1998            1997
--------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year                  $    32.1       $     7.5
Service cost                                                          16.4            16.7
Interest cost                                                          2.4             0.6
Actuarial loss                                                         3.7             1.0
Benefits paid                                                         (2.0)           (0.2)
Special termination benefits (1)                                      16.9             6.5
--------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                     $    69.5       $    32.1

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year                     $     7.0       $      --
Actual return on plan assets                                           4.5              --
Company contributions                                                 29.4             7.2
Benefits paid                                                         (2.0)           (0.2)
--------------------------------------------------------------------------------------------------------------
Plan assets at fair value                                        $    38.9       $     7.0


ACCRUED PENSION COST
Funded status of the plan                                        $   (30.6)      $   (25.1)
--------------------------------------------------------------------------------------------------------------
Total recognized                                                 $   (30.6)      $   (25.1)


ASSUMPTIONS                                                           1998            1997              1996
--------------------------------------------------------------------------------------------------------------
Discount rate                                                         6.50%           7.25%             8.00%
Expected return on plan assets                                        8.00%           9.00%             9.00%
Rate of compensation increase                                         4.75%           4.75%             4.75%


Net periodic pension cost includes the following components:

                                                                                          July 1 - December 31
(In millions)                                                         1998            1997              1996
--------------------------------------------------------------------------------------------------------------
TOTAL COST
Service cost                                                     $    16.4       $    16.7         $     7.5
Interest cost                                                          2.4             0.6                --
Expected return on plan assets                                        (1.5)           (0.2)               --
Special termination benefits (1)                                      16.9             6.5                --
--------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                        $    34.2       $    23.6         $     7.5
--------------------------------------------------------------------------------------------------------------

(1) In 1998, $16.9 million was recognized for curtailment and other benefits for employees transferred to Kodak as part of the sale of the medical imaging business (see Note 3). In 1997, $6.5 million was recognized for restructuring charges.


INTERNATIONAL PLANS
(In millions)                                            1998            1997
-----------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year          59.3            60.3
Service cost                                              1.4             2.6
Interest cost                                             2.8             4.2
Foreign exchange rate changes                             0.9            (3.1)
Plan participant contributions                             --             0.3
Actuarial loss (gain)                                     5.9            (1.4)
Benefits paid                                            (0.6)           (0.5)
Amendments                                                0.9            (3.1)
Transfer of obligations (2)                             (15.5)             --
-----------------------------------------------------------------------------------------------
Projected benefit obligation                             55.1            59.3

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year             57.9            52.5
Actual return on plan assets                              7.1             5.9
Foreign exchange rate changes                             0.7            (2.7)
Company contributions                                     1.3             2.4
Plan participant contributions                             --             0.3
Benefits paid                                            (0.6)           (0.5)
Transfer of assets (2)                                  (17.1)             --
-----------------------------------------------------------------------------------------------
Plan assets at fair value                                49.3            57.9


ACCRUED PENSION COST
Funded status of the plan                                (5.8)           (1.4)
Unrecognized items                                        5.2             0.9
-----------------------------------------------------------------------------------------------
Total recognized                                         (0.6)           (0.5)


AMOUNT RECOGNIZED IN FINANCIAL STATEMENTS
Prepaid pension cost                                      2.5             2.7
Accrued pension liability                                (3.1)           (3.2)
-----------------------------------------------------------------------------------------------
Total recognized                                         (0.6)           (0.5)


ASSUMPTIONS                                              1998            1997            1996
-----------------------------------------------------------------------------------------------
Discount rate                                            5.60%           6.70%           8.00%
Expected return on plan assets                           7.00%           7.80%           8.30%
Rate of compensation increase                            3.20%           4.60%           6.20%

Net periodic pension cost includes the following components:

                                                                               July 1 - December 31
(In millions)                                            1998              1997              1996
---------------------------------------------------------------------------------------------------
TOTAL COST
Service cost                                          $   1.4           $   2.6           $   1.5
Interest cost                                             2.8               4.2               2.0
Expected return on plan assets                           (2.3)             (5.9)             (2.0)
Amortization of unrecognized items                        0.5               2.0               0.3
Settlements and curtailments                             (0.7)               --                --
---------------------------------------------------------------------------------------------------
Net periodic pension cost                             $   1.7           $   2.9           $   1.8
---------------------------------------------------------------------------------------------------

(2) Includes certain benefit obligations and related plan assets transferred to 3M and other defined contribution plans.

In addition to the above, the Company's Italian subsidiary sponsors an employee severance indemnity plan as required by law. The accrued liability for this severance indemnity plan is included in other liabilities and was $29.1 million and $39.3 million as of December 31, 1998 and 1997, respectively. The Company measures the vested benefit obligation as the amount that would be payable if the employees under the plan would separate currently. Expense for this plan was $3.9 million, $4.7 million and $5.0 million in 1998, 1997 and 1996, respectively.


NOTE 13 -- EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLANS

The Company sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to save up to 15 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches employee contributions 100 percent on the first three percent of eligible compensation and 25 percent on the next three percent of eligible compensation. The Company also sponsors a variable compensation program, in which the Company will contribute up to three percent of eligible employee compensation to employees' 401(k) retirement accounts, depending upon Company performance.

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

The ESOP shares as of December 31, 1998 and 1997, are as follows:

                                                       1998             1997
--------------------------------------------------------------------------------
   Released and allocated shares                      1,035,484         551,164
   Unreleased shares                                  1,140,403       1,624,723
--------------------------------------------------------------------------------
   Total ESOP shares                                  2,175,887       2,175,887
--------------------------------------------------------------------------------

Fair value of unreleased shares as of December 31   $19,957,000     $25,996,000
================================================================================

Prior to July 1, 1996, U.S. employees of the Company participated in a 3M-sponsored employee savings plan under Section 401(k) of the Internal Revenue Code. 3M matched employee contributions of up to six percent of compensation at rates ranging from 35 to 85 percent depending upon financial performance. The Company's allocation of the expense related to the 3M employee savings plan was $2.3 million in the period from January 1, 1996 to June 30, 1996. Total expense related to employee savings and stock ownership plans was $8.3 million, $8.5 million and $7.4 million in 1998, 1997 and 1996, respectively.


NOTE 14 -- EMPLOYEE STOCK PLANS

The Company currently has stock options outstanding under the Imation 1996 Employee Stock Incentive Program (the Employee Plan), the Imation 1996 Directors Stock Compensation Program (the Directors Plan), the Imation Corp. Stock Option Plan for Employees of Luminous Technology Corporation (the Luminous Plan) and the Imation Corp. Stock Option Plans for Employees of Cemax-Icon, Inc. (the Cemax Plan).

The Employee Plan was approved and adopted by 3M on June 18, 1996, as the sole shareholder of the Company, and became effective on July 1, 1996, at Distribution. The total number of shares of common stock that may be issued or awarded under the Employee Plan may not exceed 6,000,000. All shares subject to awards under the Employee Plan that are forfeited or terminated will be available again for issuance pursuant to awards under the Employee Plan. Generally grant prices are equal to the fair market value of the Company's common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to five years after grant date. At December 31, 1998 and 1997, there were 2,321,470 and 1,915,170 shares available for grant under the Employee Plan, respectively.

The Directors Plan was also approved and adopted by 3M prior to the Distribution, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options with a term of ten years and generally become exercisable one year after grant date. Grant prices are equal to the fair market value of the Company's common stock at the date of grant. As of December 31, 1998 and 1997, there were 584,177 and 676,750 shares available for grant under the Directors Plan, respectively.

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

The Cemax Plan was approved and adopted by the shareholders of Cemax prior to the acquisition of Cemax by the Company (see Note 3). In connection with the acquisition, the Company assumed certain obligations pursuant to outstanding stock options held by Cemax employees and agreed to convert such options into options to purchase 877,554 shares of the Company's common stock. The outstanding options were amended to accelerate the dates on which the options become exercisable. No additional grants may be made pursuant to the Cemax Plan. The majority of the options granted under the Cemax Plan were cancelled on November 30, 1998 upon the sale of Cemax to Kodak in connection with the medical imaging business sale.

The following table summarizes stock option activity for 1998, 1997 and 1996:

                                  Year Ended December 31, 1998       Year Ended December 31, 1997          July 1- December 31, 1996
                                  ----------------------------       ----------------------------          -------------------------
                                              Weighted Average                   Weighted Average                   Weighted Average
                               Stock Options    Exercise Price    Stock Options    Exercise Price    Stock Options    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding beginning of year      5,184,676        $    21.47        2,648,157        $    21.31               --                --
Granted                              583,053             16.86        2,903,244             21.11        2,699,530        $    21.14
Exercised                           (416,732)             6.54         (190,120)            11.50          (26,848)             2.16
Forfeited                         (1,655,687)            17.38         (176,605)            23.84          (24,525)            22.54
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year           3,695,310             22.49        5,184,676             21.47        2,648,157             21.31
Exercisable, end of year           1,882,800             22.47        2,121,243             19.95          131,857             10.58


The following table summarizes information about stock options outstanding as of December 31, 1998:


Range of            Options        Weighted           Options             Options         Options
Exercise Prices     Outstanding    Average            Outstanding-        Exercisable     Exercisable-
                                   Remaining          Weighted                            Weighted
                                   Contractual Life   Average Exercise                    Average Exercise
                                                      Price                               Price
-----------------------------------------------------------------------------------------------------------
            $0.31        58,709           4.0 years              $0.31          58,709               $0.31
 $14.15 to $19.50       471,852           9.6 years             $17.16          18,782              $14.89
 $21.35 to $22.90     1,694,311           7.6 years             $22.60       1,370,314              $22.66
 $24.41 to $26.80     1,470,438           8.6 years             $24.89         434,995              $25.18
-----------------------------------------------------------------------------------------------------------
  $0.31 to $26.80     3,695,310                                              1,882,800

The Company has adopted the disclosure only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized for the stock option plans. If the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123, pro forma pre-tax income would have been $8.5 million lower ($5.1 million after taxes or $0.13 per basic and diluted share) for 1998, and pro forma pre-tax loss would have been $16.0 million higher ($9.8 million after taxes or $0.23 per basic and diluted share) for 1997 and $9.4 million higher ($5.1 million after taxes or $0.12 per basic and diluted share) for 1996.

The weighted average fair values at date of grant for options granted by the Company in 1998, 1997 and 1996 are as follows:

                                                      1998       1997      1996
                                                      ----       ----      ----
Exercise price equals market price on grant date:     $7.33     $ 9.55    $ 8.96
Exercise price less than market price on grant date:  $8.10     $17.71    $21.97

As part of 3M, certain employees of the Company were granted stock options prior to the Distribution to purchase 3M stock. Options granted to the Company's employees under 3M's General Employees' Stock Purchase Plan (GESPP) were for 72,522 shares in the period from January 1, 1996 to June 30, 1996. The weighted average fair value per option granted under the GESPP in 1996 was $10.37. Pursuant to the Distribution, options granted to the Company's employees while part of 3M have not been converted into options to purchase shares of the Company's stock.

The fair values at date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           1998             1997           1996
                  --------------------------------------------------------------
                  Volatility               40%              40%            40%
                  Risk free interest rate  5.35%            6.47%          6.38%
                  Expected life (months)   51               52             49
                  Dividend growth          Zero             Zero           Zero


NOTE 15 -- SUPPLEMENTAL NON-CASH ITEMS

In connection with the November 30, 1998 sale of the medical imaging business to Kodak (see Note 3), the Company received cash of $143.0 million that is restricted until the medical imaging businesses in Europe are legally transferred to Kodak. The restricted cash is classified as part of other current assets in the December 31, 1998 Consolidated Balance Sheet and, as a result, is excluded from the proceeds of the sale reflected in the Consolidated Statements of Cash Flows.

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

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain as of December 31, 1998 the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 1998 would not be material to the Company's financial position or annual results of operations or cash flows.

In connection with the sale of its medical imaging business to Kodak, the Company and Kodak settled civil litigation concerning certain intellectual property disputes between the companies in the United States and Italy. Criminal investigation of the matters being disputed was also terminated.

NOTE 17 -- QUARTERLY DATA (UNAUDITED)


(In millions,
except per share amounts)                 First             Second              Third            Fourth            Total
-------------------------------------------------------------------------------------------------------------------------
1998 (1)(2)
    Net revenues                     $    519.4         $    517.1         $    520.8         $   489.2         $2,046.5
    Gross profit                          171.8              168.4              182.8             153.3            676.3
    Operating income                       10.2               17.6               32.8              69.4            130.0
    Net income                              2.0                4.8               13.4              36.9             57.1
    Basic and diluted earnings
         per common share                  0.05               0.12               0.34              0.94             1.45
-------------------------------------------------------------------------------------------------------------------------
1997 (1)(3)
    Net revenues                     $    547.7         $    554.8         $    529.5         $   569.8         $2,201.8
    Gross profit                          184.4              178.8              178.5             174.5            716.2
    Operating income (loss)                28.2               10.0              (32.0)           (180.9)          (174.7)
    Net income (loss)                      12.0                4.4              (38.7)           (157.8)          (180.1)
    Basic and diluted earnings
        (loss) per common share            0.29               0.11              (1.00)            (4.05)           (4.54)
=========================================================================================================================

(1) Includes the reclassification of certain expenses as cost of goods sold that were previously classified as selling, general and administrative expenses.

(2) Includes a pre-tax net gain of $65.0 million, recorded in operating expenses, related to the sale of the medical imaging business in the fourth quarter and $2.6 million of costs, recorded in non-operating expenses, related to the change in the company's credit facility in the fourth quarter, a net adjustment in restructuring of $13.2 million in the third quarter and a $3.6 million benefit in restructuring in the second quarter.

(3) Includes a non-tax-deductible charge of $41.7 million in the third quarter for in-process research and development costs related to the Cemax acquisition and a $199.9 million pre-tax charge ($158.7 million after taxes) in the fourth quarter including $170.0 million of restructuring charges primarily related to employee separation benefits and fixed asset write-offs and $29.9 million of other restructuring related asset write-downs and other year-end adjustments (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.


                                    PART III

            Certain information required by Part III is omitted from this Report on Form 10-K. The Company will file its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 9, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the Proxy Statement), not later than 120 days after the end of the fiscal year covered by this Report. Certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            A list of the Company's directors, together with a description of their business experience, is set forth below:

            RICHARD E. BELLUZZO is Chairman and Chief Executive Officer of Silicon Graphics, Inc. (a supplier of high-performance solutions with its family of computer workstations, supercomputers and servers) since 1998. Prior to such time, he held the position of Executive Vice President and General Manager of Hewlett-Packard Company. Mr. Belluzzo is also a member of the board of directors of Specialty Laboratories. Mr.Belluzzo has been a director of the Company since August 1998.

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

            MICHAEL S. FIELDS is President of The Fields Group (a management consulting firm), a position he has held since May 1997. In June 1992, Mr. Fields founded Open Vision (supplier of computer systems management applications for open client/server computing environments). Mr. Fields served as Chairman and Chief Executive Officer of that company from July 1992 to July 1995 and continued to serve as Chairman of the Board until April 1997. Prior to such time, Mr. Fields held a number of executive positions at Oracle Corporation. Mr. Fields has been a director of the Company since January 1998 and is also a director of WinVista, Adamation, ReachCast, The Paragon Company, Unisource Systems, Uniteq and the Hurwitz Group.

            WILLIAM W. GEORGE is Chairman and Chief Executive Officer of Medtronic, Inc., (a medical technology company, based in Minneapolis). He joined Medtronic in 1989 as President and Chief Operating Officer, was elected Chief Executive Officer in 1991 and became Chairman of the Board in August 1996. Prior to such time, Mr. George served as the President of Honeywell Space and Aviation Systems and the President of Honeywell Industrial Automation and Control. Mr. George has been a director of the Company since July 1996 and is also a director of Dayton Hudson Corporation and Allina Health System.

            LINDA W. HART is Vice Chairman and Chief Executive Officer of Hart Group, Inc. (a diversified group of companies primarily involved in insulation manufacturing and residential and commercial services). Prior to joining Hart Group in 1990, Ms. Hart was engaged in the private practice of law in Dallas, Texas. Ms. Hart is a former director of both Conner Peripherals, Inc. and WordPerfect Corporation and is currently a director of NeTrust Lease Equities, Inc. (REIT) and each of the Hart Group companies; Hart Group, Inc. (management services and investments), Rmax, Inc. (insulation manufacturing), Axon, Inc. (residential and commercial services), Hart Leasing, Inc. (vehicle and equipment leasing) and L&M Acquisitions, Inc. (investment company). Ms. Hart has been a director of the Company since July 1996.

            RONALD T. LEMAY is President and Chief Operating Officer of Sprint Corporation (a telecommunications company). He was appointed to that position in February 1996. He became a director of Sprint in 1993. From March 1995 to September 1996, Mr. LeMay served as the Chief Executive Officer of Sprint Spectrum, a partnership among Sprint, Tele-Communications, Inc., Comcast Corporation and Cox Communications. From October 1989 to March 1995, Mr. LeMay served as President and Chief Operating Officer of Sprint Long Distance. Mr. LeMay has been a director of the Company since July 1996 and is also a director of Yellow Corporation and Ceridian Corp.

            MARVIN L. MANN is Chairman of the Board of Lexmark International, Inc. (a supplier of network and personal printers and information processing supplies), a position he has held since the Company was formed in 1991. From March 1991 through May 1998 he also served as Chief Executive Officer and from March 1991 through February 1997 he also served as President of the Company. Prior to such time, Mr. Mann served in a number of executive positions at IBM. Mr. Mann has been a director of the Company since January 1997 and is also a director of M. A. Hanna Company, Dynatech, Inc., and is a member of the Fidelity Investments Board of Trustees.

            WILLIAM T. MONAHAN was elected Chairman of the Board, President and Chief Executive Officer of the Company when the Company was formed in March 1996 in connection with the spin-off from 3M. From June 1993 to March 1996, Mr. Monahan served as Group Vice President responsible for the Electro and Communication Group of 3M, and from May 1992 to May 1993, he served as Senior Managing Director of 3M Italy. From September 1989 to May 1992, Mr. Monahan was Vice President of the Data Storage Products Division of 3M.

            DARYL J. WHITE served as the Senior Vice President of Finance and Chief Financial Officer of Compaq Computer Corporation (a computer equipment manufacturer) from 1988 to May 1996. Prior to such time, he held the positions of Corporate Controller and Director of Information Management at Compaq.
Mr. White has been a director of the Company since July 1996.

            The information contained in the sections entitled "Information Concerning Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement for its 1999 Annual Shareholders Meeting is incorporated herein by reference. See also "Executive Officers of the Company" in Part I above.

ITEM 11. EXECUTIVE COMPENSATION.

            The sections entitled "Compensation of Executive Officers" and "Compensation of Directors" contained in the Company's Proxy Statement for its 1999 Annual Shareholders Meeting is incorporated herein by reference. The information appearing under the heading "Committee Report on Executive Compensation" is not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information contained in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in the Company's Proxy Statement for its 1999 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information contained in the section entitled "Indebtedness of Management" contained in the Company's Proxy Statement for its 1999 Annual Shareholders Meeting is incorporated by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            (a)    LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.  FINANCIAL STATEMENTS

            The following Report of Independent Accountants and consolidated financial statements of the Company are contained in Part II of this Report:

                                                                            Page
                                                                            ----
             Report of Independent Accountants ............................. 31
             Consolidated Statements of Operations for the Years Ended
                 December 31, 1998, 1997 and 1996 .......................... 32
             Consolidated Balance Sheets as of December 31, 1998 and 1997... 33 Consolidated Statements of Shareholders' Equity for the Years
                 Ended December 31, 1998, 1997 and 1996..................... 34
             Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1998, 1997 and 1996........................... 35
             Notes to Consolidated Financial Statements .................... 36


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

3.  EXHIBITS

            The following Exhibits are filed as part of, or incorporated by reference into, this Report:

            Exhibit
            Number                     Description of Exhibit
            ------                     ----------------------

             2.1 Amended and Restated Asset Purchase Agreement dated as of November 30, 1998, between the Company and Eastman Kodak Company

                        (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K Current Report dated December 16,
                        1998)

            3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)

            3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1996)

            4.1 Rights Agreement, dated as of June 18, 1996 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)

            4.2 Amendment No. 1 to the Rights Agreement dated as of January 12, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K Current Report dated February 8, 1999)

            4.3 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)

            4.4 Loan and Security Agreement dated as of December 31, 1998 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bankamerica Business Credit, Inc. as Agent and Collateral Agent, and BankBoston, N.A. and NBD Bank and Syndication Agents and Co-Agents (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K Current Report dated February 8,
                        1999)

            10.1 Transfer and Distribution Agreement, dated as of July 1, 1996, between Minnesota Mining and Manufacturing Company
                        (3M) and the Company (incorporated by reference to Exhibit 2.1 to Registration Statement on Form 10, No. 1-14310)

            10.2 Tax Sharing and Indemnification Agreement, dated as of July 1, 1996 between 3M and the Company (incorporated by reference to Exhibit 10.1 to Registration Statement on Form 10, No. 1-14310)

            10.3 Corporate Services Transition Agreement, dated as of July 1, 1996 between 3M and the Company (incorporated by reference to Exhibit 10.2 to Registration Statement on Form 10, No. 1-14310)

            10.4 Environmental Matters Agreement dated as of July 1, 1996 between 3M and the Company (incorporated by reference to Exhibit 10.3 to Registration Statement on Form 10, No. 1-14310)

            10.5 Intellectual Property Rights Agreement, dated as of July 1, 1996 between 3M and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Registration Statement on Form S-4, No. 333-28837)

            10.6 Supply Agreement, dated as of July 1, 1996, between 3M and the Company (incorporated by reference to Exhibit
                        10.5 to Registration Statement on Form 10, No. 1-14310)

            10.7* Employment Agreement, dated as of July 1, 1996, between William T. Monahan and the Company (incorporated by reference to Exhibit 10.7 to Registration Statement on Form 10, No. 1-14310)

            10.8* Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)

            10.9* Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)

            10.10* Imation 1996 Retirement Investment Plan (incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10, No. 1-14310)

            10.11* Imation 1996 Directors Stock Compensation Program, as Amended (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1996)

            10.12* Imation 1998 Success Sharing Program (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for year ended December 31, 1997)

            10.13* Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit
                        10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)

            10.14* Employment Agreement dated as of April 1, 1998, between Robert L. Edwards and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1998).

            10.15* Letter dated July 6, 1998 to Steven D. Ladwig regarding executive compensation (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998).

            10.16* Negotiated Settlement and Release of All Claims dated as of December 23, 1998, between David G. Mell and the Company

            10.17* Negotiated Settlement and Release of All Claims dated December 29, 1998, between Charles D. Oesterlein and the Company

            10.18* Negotiated Settlement and Release of All Claims dated December 31, 1998, between Clifford T. Pinder and the Company

            21.1        Subsidiaries of Imation Corp.

            23.1        Consent of Independent Accountants

            24.1        Power of Attorney

            27.1        Financial Data Schedule

---------------
*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

            (b)    REPORTS ON FORM 8-K

            A Form 8-K Current Report dated December 16, 1998 was filed relating to the Company's sale of its medical imaging business to Kodak.

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

Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                           DATE
      ---------                       -----                           ----

/s/ WILLIAM T. MONAHAN      Chairman, President, Chief            March 29, 1999
----------------------      Executive Officer and Director
William T. Monahan


/s/ ROBERT L. EDWARDS       Sr. Vice President, Chief Financial   March 29, 1999
---------------------       Officer and Chief Administrative
Robert L. Edwards           Officer


        *                   Corporate Controller                  March 29, 1999
--------------------
Paul R. Zeller


        *                   Director                              March 29, 1999
--------------------
Richard E. Belluzzo

        *                   Director                              March 29, 1999
--------------------
Lawrence E. Eaton

        *                   Director                              March 29, 1999
--------------------
Michael S. Fields

        *                   Director                              March 29, 1999
--------------------
Linda W. Hart

        *                   Director                              March 29, 1999
--------------------
William W. George

        *                   Director                              March 29, 1999
--------------------
Ronald T. LeMay

        *                   Director                              March 29, 1999
--------------------
Marvin L. Mann

        *                   Director                              March 29, 1999
--------------------
Daryl J. White
                                                        By: /s/ JOHN L. SULLIVAN
                                                            --------------------
                                                                John L. Sullivan
                                                                Attorney-in-fact

                                    EXHIBIT INDEX *

                                                                                       How
Exhibit                                                                               Filed
-------                                                                               -----
(2)    Plan of acquisition, reorganization, arrangement, liquidation or succession
       (2.1) Amended and Restated Asset Purchase
            Agreement between Imation Corp. and
            Eastman Kodak Company**

(3)    Restated Certificate of Incorporation and Amended and Restated Bylaws**

(4)    Instruments defining the rights of security holders, including indentures
       (4.1) Rights Agreement, dated June 18, 1996**
       (4.2) Amended Rights Agreement, dated January 12,1999**
       (4.3) Certificate of Designations, Preferences and Rights of Series A
             Junior Participating Preferred**
       (4.4) Loan and Security Agreement, dated December 31, 1998**

(10)   Material Contracts
       (10.1)  Transfer and Distribution Agreement**
       (10.2)  Tax Sharing and Indemnification Agreement**
       (10.3)  Corporate Services Transition Agreement**
       (10.4)  Environmental Matters Agreement**
       (10.5)  Intellectual Property Rights Agreement**
       (10.6)  Supply Agreement**
       (10.7)  Employment Agreement, dated July 1, 1996, between William T.
               Monahan and the Company**
       (10.8)  Imation 1996 Employee Stock Incentive Program**
       (10.9)  Imation Excess Benefit Plan**
       (10.10) Imation 1996 Retirement Investment Plan**
       (10.11) Imation 1996 Retirement Directors Stock Compensation Program, as
               Amended**
       (10.12) Imation 1998 Success Sharing Program**
       (10.13) Form of Indemnity Agreement between the Company and each of its directors.**
       (10.14) Employment Agreement, dated April 1, 1998, between Robert L.
               Edwards and the Company**
       (10.15) Letter dated July 6, 1998 to Steve Ladwig regarding executive compensation**
       (10.16) Negotiated Settlement and Release between David G. Mell and the
               Company.                                                               (1)
       (10.17) Negotiated Settlement and Release between Charles D. Oesterlein
               and the Company                                                        (1)
       (10.18) Negotiated Settlement and Release between Clifford T. Pinder and
               the Company                                                            (1)

(21) Subsidiaries of Imation Corp.                                                    (1)
(23) Consents of experts and counsel                                                  (1)
(24) Power of Attorney                                                                (1)
(27) Financial data schedule                                                          (1)

* The exhibits are included only with the copies of this report that are filed with the Securities and Exchange Commission. However, copies of the exhibits may be obtained from Imation Corp. by writing to the Corporate Secretary, Imation Corp, 1 Imation Place, Oakdale, MN. 55128.

**  These items are incorporated by reference as permitted under Rule 12b-32.

(1) Filed Electronically herewith.