Form 10-Q
period 1999-03-31
IMATION CORP
filed 1999-05-11
CIK 1014111

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


                         COMMISSION FILE NUMBER: 1-14310

                          -----------------------------

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

              ----------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,329,323 shares of Common Stock, par value $0.01 per share, were outstanding at May 3, 1999.


================================================================================

                                  IMATION CORP.
                                      INDEX


                                                                         PAGE(S)
                                                                         -------

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three months ended March 31,
                1999 and 1998                                                3

                Condensed Consolidated Balance Sheets as
                of March 31, 1999 and December 31, 1998                      4

                Condensed Consolidated Statements of Cash
                Flows for the three months ended
                March 31, 1999 and 1998                                      5

                Notes to Consolidated Financial Statements                  6-10

                Report of Independent Accountants                            11

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                 12-19

PART II.        OTHER INFORMATION                                            19

SIGNATURE                                                                    20

EXHIBIT INDEX                                                                21

                          PART I. FINANCIAL INFORMATION

                                  IMATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                    -------------------------
                                                       1999            1998
                                                    ---------       ---------

Net revenues                                        $   402.0       $   519.4
Cost of goods sold                                      285.4           347.6
                                                    ---------       ---------
  Gross profit                                          116.6           171.8

Operating expenses:
  Selling, general and
   administrative                                        85.2           124.1
  Research and development                               21.8            37.5
                                                    ---------       ---------
    Total                                               107.0           161.6

Operating income                                          9.6            10.2

Other (income) and expense:
  Interest expense                                        0.8             5.2
  Other, net                                             (1.9)            1.5
                                                    ---------       ---------
    Total                                                (1.1)            6.7

Income before tax                                        10.7             3.5

Income tax provision                                      4.6             1.5
                                                    ---------       ---------
Net income                                          $     6.1       $     2.0
                                                    =========       =========

Basic and diluted earnings
  per common share                                  $    0.16       $    0.05
                                                    =========       =========

Weighted average basic
  shares outstanding                                     39.2            39.1
                                                    =========       =========

Weighted average diluted
  shares outstanding                                     39.3            39.3
                                                    =========       =========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Millions, Except Share Amounts)


                                                      March 31,
                                                        1999        December 31,
                                                     (Unaudited)       1998
                                                     -----------    ------------

ASSETS
Current assets
  Cash and equivalents                               $    128.9     $     64.2
  Accounts receivable - net                               338.9          326.3
  Inventories                                             259.5          263.7
  Other current assets                                    107.1          265.7
                                                     ----------     ----------
      Total current assets                                834.4          919.9

Property, plant and equipment - net                       225.5          233.8
Other assets                                              160.2          159.6
                                                     ----------     ----------
      Total assets                                   $  1,220.1     $  1,313.3
                                                     ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $    138.3     $    128.9
  Accrued payroll                                          31.4           30.3
  Short-term debt                                          19.9           25.2
  Other current liabilities                               213.3          228.8
                                                     ----------     ----------
      Total current liabilities                           402.9          413.2

Other liabilities                                          93.3          106.3
Long-term debt                                              2.3           32.7
Commitments and contingencies
Shareholders' equity
  Preferred stock, $0.01 par value, authorized 25
    million shares, none issued and outstanding              --             --
  Common stock, $0.01 par value, authorized 100
    million shares, 42.9 million issued                     0.4            0.4
  Additional paid-in capital                            1,028.1        1,027.7
  Accumulated deficit                                    (118.8)        (123.9)
  Unearned ESOP shares                                    (25.0)         (27.6)
  Cumulative translation adjustments                      (74.6)         (68.5)
  Treasury stock, at cost, 4.6 million and 1.9
    million shares as of March 31, 1999
    and December 31, 1998, respectively                   (88.5)         (47.0)
                                                     ----------     ----------
      Total shareholders' equity                          721.6          761.1
                                                     ----------     ----------
      Total liabilities and shareholders' equity     $  1,220.1     $  1,313.3
                                                     ==========     ==========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              IMATION CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Millions)
                               (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $    6.1     $    2.0
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                             23.5         30.8
  Deferred income taxes                                      1.8          4.6
  Inventory, accounts receivable and payable changes         8.5         (4.8)
  Other working capital changes                            (13.5)       (16.9)
  Other                                                    (23.0)        (5.0)
                                                        --------     --------
Net cash provided by operating activities                    3.4         10.7

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (18.9)       (18.6)
  Capitalized software                                        --        (29.2)
  Proceeds from sale of medical imaging business           143.0           --
  Other                                                     11.3          1.6
                                                        --------     --------
Net cash provided by (used in) investing activities        135.4        (46.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                             (3.0)         6.8
  Other borrowings of debt                                    --           --
  Other repayments of debt                                 (31.0)          --
  Purchases of treasury stock                              (41.9)          --
  Decrease in unearned ESOP shares                           2.1          3.0
  Exercise of stock options and other                         --          0.2
                                                        --------     --------
Net cash (used in) provided by financing activities        (73.8)        10.0

Effect of exchange rate changes on cash                     (0.3)         1.3
                                                        --------     --------

Net change in cash and equivalents                          64.7        (24.2)
Cash and equivalents - beginning of period                  64.2        103.5
                                                        --------     --------
Cash and equivalents - end of period                    $  128.9     $   79.3
                                                        ========     ========



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1998 Annual Report on Form 10-K. Certain balance sheet amounts in the prior year's financial statements have been reclassified to be consistent with the current period's presentation.


2.  EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for ESOP shares not committed. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

                                      Three Months Ended
                                          March 31,
(In millions)                         1999         1998
                                    --------     --------

Weighted average
  shares outstanding                    40.3         40.7

Weighted average ESOP
  shares not committed                  (1.1)        (1.6)
                                    --------     --------

Weighted average
  basic shares outstanding              39.2         39.1

Dilutive effect of
  common stock equivalents               0.1          0.2
                                    --------     --------

Weighted average diluted
  shares outstanding                    39.3         39.3
                                    ========     ========

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                   March 31,
                                                     1999          December 31,
                                                  (Unaudited)          1998
                                                  -----------      ------------
(In millions)
Inventories
  Finished goods                                  $    176.3       $    166.4
  Work in process                                       36.4             48.8
  Raw materials and supplies                            46.8             48.5
                                                  ----------       ----------
    Total inventories                             $    259.5       $    263.7
                                                  ==========       ==========

Property, Plant and Equipment
  Property, plant and equipment                   $  1,222.6       $  1,354.6
  Less accumulated depreciation                       (997.1)        (1,120.8)
                                                  ----------       ----------
    Property, plant and equipment - net           $    225.5       $    233.8
                                                  ==========       ==========


4.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.


5.  RESTRUCTURING

In the fourth quarter of 1997 and in 1998, the Company recorded charges for the restructuring of its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure.

The following table represents the cumulative activity related to the Company's 1997 and 1998 restructuring programs:

(in millions)              Program            Cumulative       March 31, 1999
                           Amounts                 Usage              Balance
                           -------                 -----              -------
Severance                 $   62.6             $  (45.0)             $   17.6
Asset impairments             55.3                (55.3)                   --
Other                         38.9                (26.8)                 12.1
                          --------             --------              --------
Total                     $  156.8             $ (127.1)             $   29.7
                          ========             ========              ========

During the three months ended March 31, 1999 the Company made cash payments of $14.2 million related to the restructuring programs, compared to $5.8 million paid in the same period of 1998. Remaining severance payments related to employee separations are expected to be made throughout the first nine months of 1999. Since initiation of the program total headcount has been reduced by 1900.

The Company evaluates its restructuring reserves quarterly and adjusts such reserves to reflect changes in estimates as information becomes available.

6.  SALE OF MEDICAL IMAGING BUSINESS

On November 30, 1998, the Company sold its worldwide medical imaging business to Eastman Kodak Company (Kodak). In connection with the sale, Kodak immediately acquired the assets and assumed the liabilities of the Company's medical imaging businesses in North America, Latin America and Asia, including manufacturing facilities in Oregon and Minnesota and all the outstanding shares of Cemax Icon, Inc. (Cemax), a wholly-owned subsidiary of the Company. The formal closings of the sale of the Company's medical imaging businesses in Europe (European Businesses) to Kodak occurred on a country-by-country basis during the first quarter of 1999. Under the terms of the Asset Purchase Agreement (as defined below), beginning December 1, 1998, Kodak has been entitled to the operating results and cash flows of the European Businesses.

Under the terms of the Asset Purchase Agreement dated as of July 31, 1998 and amended and restated as of November 30, 1998 between the Company and Kodak (as amended and restated, the Asset Purchase Agreement), Kodak has paid the Company $532.2 million in cash as of December 31, 1998, of which $18.0 million represents a nonrefundable deposit under the Ferrania Supply Agreement (as defined below). Of the $532.2 million cash proceeds, the Company was restricted from using $143.0 million until the medical imaging businesses in Europe were legally transferred to Kodak; this amount was classified in other current assets in the December 31, 1998 Consolidated Balance Sheet. The restrictions were lifted and the amount was reclassified as unrestricted cash during the first quarter of 1999 as the sale of the European businesses closed. On November 30, 1998, the Company entered into a Distribution Agreement with Kodak under which the Company acted as Kodak's exclusive distributor for the European Businesses during the period from December 1, 1998 through the formal closings of each of the European Businesses.

The Company recorded a pre-tax gain of $65.0 million on the sale in 1998, net of related costs. Included in those costs was an accrual for $16.9 million for pension and other curtailment and settlement costs related to employees transferred to Kodak.

The Company receives reimbursement from Kodak for certain services under transition services and distribution agreements that the Company has agreed to provide Kodak while Kodak integrates the medical imaging businesses into its accounting and information systems. These include information technology, logistics, finance, telecommunications, office space, human resources and site services. The Company has agreed to provide such services under the transition services agreement for a period of up to two years, primarily in the United States and, to a lesser extent, in Asia and Latin America, and under a distribution agreement through the dates of individual country closings for the European Businesses. Kodak, at its option, may terminate the transition services agreement with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service.

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


7.  COMPREHENSIVE INCOME

Comprehensive income (loss) for the three month periods ended March 31, 1999 and 1998 was as follows:

                                         Three Months Ended
                                              March 31,
(In millions)                             1999        1998
                                         ------      ------

Net income (loss)                        $  6.1      $  2.0

Changes in cumulative
  translation adjustments                  (6.1)       (4.0)
                                         ------      ------

Comprehensive
  income (loss)                          $   --      $ (2.0)
                                         ======      ======


8.   SEGMENT INFORMATION

The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media for use in the mobile and desktop, network and enterprise data center markets; Product Technologies, whose principle products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, private label film for the amateur photographic retail market, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, digital workflow solutions principally in the areas of color and data management, and document imaging products for large format engineering documentation.

The Company also owned and managed a fourth segment, Medical Imaging, which was sold to Kodak effective November 30, 1998 (see Note 6 to the Consolidated Financial Statements). Results for the medical imaging segment are included in the Divested Businesses, Corporate, Other and Unallocated segment information below through the date of sale. Effective with the sale of the medical imaging business to Kodak, the Company entered into a supply agreement with Kodak to supply certain medical imaging film products. The activity related to the ongoing supply agreement is included in the Product Technologies business segment.

                                                                                     (1)Divested
Business                                    Data                        Digital      Businesses,
Segment                              Storage and                      Solutions       Corporate,
Information                First     Information          Product           and        Other and       Total
(In millions)            Quarter      Management     Technologies      Services      Unallocated     Company
------------------------------------------------------------------------------------------------------------
Net revenues                1999        $  219.9         $  149.7       $  30.8          $   1.6     $ 402.0
                            1998           177.7            135.7          41.7            164.3       519.4
------------------------------------------------------------------------------------------------------------
Operating                   1999        $    0.7         $    7.9       $  (0.8)         $   1.8     $   9.6
    income(loss)            1998            (3.2)             9.1          (0.1)             4.4        10.2
------------------------------------------------------------------------------------------------------------

(1) 1998 includes $157.1 million in net revenues from divested businesses and $4.5 million in related operating income.


Intersegment revenues are not material. Total assets by segment have not changed materially from December 31, 1998.


9.  DERIVATIVES AND HEDGING

In June of 1998 the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than January 1, 2000. Adopting this standard would not have a material impact on the financial statements of the Company.

                                      ****

PricewaterhouseCoopers LLP, the Company's independent accountants, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the "Company") as of March 31, 1999, and the related consolidated statements of operations for the three months ended March 31, 1999 and 1998 and condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                  /s/ PricewaterhouseCoopers LLP
                                  PricewaterhouseCoopers LLP


Minneapolis, Minnesota
May 4, 1999

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net revenues for the first quarter of 1999 were $402.0 million, a decrease of $117.4 million from the same period in 1998. The first quarter of 1998 included $157.1 million related to businesses that were subsequently sold. Excluding these revenues from 1998 and the Kodak supply agreement revenues from 1999 (see
Note 6 to the Consolidated Financial Statements), comparable total revenues grew
2.5 percent.

Data Storage revenues grew 23.7 percent, with growth in all three of its major customer markets: mobile and desktop, network and enterprise data center. Product Technologies revenues increased 10.3 percent driven by the Kodak supply agreement revenues. Excluding the supply agreement, Product Technologies revenues declined driven primarily by the plates and film business. Digital Solutions and Services revenues declined by $10.9 million driven by the anticipated slowing of the Company's more mature Document Imaging business.

Gross profit in the first quarter of 1999 was $116.6 million, or 29.0 percent of revenues, compared with the first quarter of 1998 which was $171.8 million, or
33.1 percent of revenues. The revenue percentage decline from last year was primarily due to lower gross margins on the Kodak supply agreement, product mix changes and the sale of the medical imaging business, which generally had higher gross profit margins. Improved volume growth and productivity improvements more than off-set the negative effects of continuing price erosion.

Selling, general and administrative (SG&A) expenses were $85.2 million, or 21.2 percent of revenues. SG&A expenses in the first quarter of 1998 were $124.1 million, or 23.9 percent of revenues. The $51.5 million reduction in SG&A reflects not only the impact of the Company's restructuring program and sale of the medical imaging businesses, but also a $3.5 million gain from the sale of its facility in Bracknell, United Kingdom.

Research and development (R&D) costs totaled $21.8 million, or 5.4 percent of revenues in the first quarter of 1999, down $15.7 million from the same period in 1998. This decline reflects the restructuring, sale of medical imaging, and refocusing of R&D resources. Management continues to expect ongoing R&D investment as a percent of total revenues to range from 5-7% during the next several years.

Operating income for the first quarter of 1999 was $9.6 million compared to $10.2 million for the same period last year. While operating income decreased $0.6 million, the operating income margin as a percentage of revenues grew from
2.0 percent to 2.4 percent in the current year as a result of the items discussed above.

First quarter 1999 interest expense was $0.8 million, compared to $5.2 million in the same quarter last year. Proceeds from the sale of the medical imaging business were utilized to reduce debt.

The net other income and expense in the first quarter of 1999 totaled $1.9 million of income, primarily interest earned on cash invested. In the same period of 1998, net other income and expense was $1.5 million of expense.

The tax rate for the quarter was 43 percent, an improvement of 500 basis points from 1998's full-year tax rate. This reflects benefits from the divestiture of medical imaging, as well as improved financial performance. We currently anticipate that 43 percent will be the tax rate for the full year.

Net income in the first quarter of 1999 was $6.1 million, or $0.16 per basic and diluted share, compared with $2.0 million, or $0.05 per basic and diluted share, for the same period in 1998 for the reasons discussed above.


FINANCIAL POSITION

The Company had 3.1 months of inventory on hand at March 31, 1999, compared with
3.2 at December 31, 1998. The accounts receivable days sales outstanding (DSO) was 77 days at March 31, 1999, down from 80 days at December 31, 1998.

The book value of property, plant and equipment at March 31, 1999 was $225.5, a decrease of $8.3 million from the December 31, 1998. Approximately $6 million of this decline related to the sale of the land and building in Bracknell, U.K.


LIQUIDITY

Cash provided by operating activities was $3.4 million during the three months ended March 31, 1999, compared with $10.7 million during the same period in 1998. Depreciation and amortization was $23.5 million in the first three months of 1999, down from $30.8 million in 1998 because of the sale of medical imaging assets to Kodak in the fourth quarter of 1998 (see note 6 to the Consolidated Financial Statements). Changes in inventory, accounts receivable, and accounts payable (adjusted for currency impact) provided $8.5 million in cash during the first quarter of 1999 compared to a $4.8 million use of cash in the first quarter of 1998. Other working capital changes used $13.5 million of cash, primarily due to payments related to restructuring and transitional services associated with the sale of the medical imaging businesses. Other adjustments to reconcile net income to net cash provided by operating activity in first quarter of 1999 include a $3.5 million gain on the sale of land and building and a $7.1 million reclassification of an unearned deposit related to a supply agreement with Kodak from long term to current. For the three months ended March 31, 1999, the Company made cash payments of $14.2 million associated with its restructuring. The Company expects to incur future net cash payments related to restructuring of approximately $29.7 million.

Cash provided by investing activities was $135.4 million for the three months ended March 31, 1999 compared with cash used of $46.2 million in the comparable period of 1998. Cash restrictions on $143 million of proceeds related to the sale of the medical imaging business were removed during the first quarter of 1999 as the sale of the European components of that business was completed. The remaining $7.6 million of cash used by investing activities is down from last year's $46.2 million because capitalized software was not material in the first three months of 1999, while $29.2 million was capitalized in the same period in 1998. These expenditures related primarily to the design, implementation and testing of the Company's new IT systems. Amortization of these costs began during the second quarter of 1998. Additionally, proceeds totaling $9.6 million from the sale of the Bracknell, United Kingdom land and building helped offset other cash used in investing activities. Capital expenditures of $18.9 million for the first three months of 1999 included approximately $7 million related to the repurchase of an administrative building previously under a synthetic lease. Adjusted for this, capital spending decreased from the same period in 1998 which totaled $18.6 million reflecting the sale of the Medical Imaging business.

Net financing activities during the first quarter of 1999 used cash of $73.8 million compared with a $10.0 million provision of cash in the comparable 1998 period. The 1999 amount includes $41.9 million in expenditures for the repurchase of approximately 2.7 million shares of the Company's common stock and the repayment of $31.0 million of debt.

On December 31, 1998, the Company entered into a three-year $175.0 million Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for a revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventories and manufacturing machinery and equipment not to exceed $175.0 million.

Borrowing availability at March 31, 1999 was $142.2 million. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the land and buildings at the Company's headquarters in Oakdale, Minnesota, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters.

At March 31, 1999, the Company's ratio of total debt to total capital was 3.0% as compared to 7.1% at December 31, 1998. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of available financing will provide sufficient liquidity to operate the Company.


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

Inventories of each area have been completed and determinations have been made regarding Y2K impact. Inventoried items have been prioritized, assessment plans have been completed and remediation solutions are being developed. Field implementation of remediation solutions for critical Y2K items is targeted for completion by the end of June 1999, with remediation of least critical items expected to be completed by the end of September 1999. Verification of compliance of remediated solutions is planned to occur contemporaneously with the field installation of solutions. Contingency plans are being developed to address potential Y2K related failures that could affect critical Company operations.

IT System

A significant portion of the Company's new global IT infrastructure has been completed with the remaining expected to be completed by September 1999. The Company required a new IT system after the Company's spin-off from 3M and a significant factor in the Company's selection of this system was its Y2K compliance status. The Company believes that the new system will significantly reduce the likelihood of Y2K-related interruptions to normal operations. The Company must, however, test all system software applications added to the new IT system and custom code written for the system, as well as certain other systems not replaced by the new global IT infrastructure, for Y2K compliance. Although the Company does not foresee a material adverse effect on its business, results of operations, or financial position related to Y2K issues and the Company's IT system, risk is not eliminated until the system is fully installed, tested, and all non-compliant code identified, corrected and re-verified.

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

Products

The majority of Company products do not have electronic date functionality. Those products that do have electronic date functionality have been assessed and remediation strategies are being implemented to address any issues of Y2K non-compliance. The Company believes it has sufficient resources dedicated to product compliance activities and it does not foresee any material adverse impact on the Company's business, results of operations, or financial position due to Y2K product issues. However, there remains the possibility that the Company could fail to identify all susceptible products or be unable to implement all field remediations for which it is responsible prior to January 1, 2000.

Third Parties

Y2K preparedness of third parties with whom the Company does business could impact the Company's ability to deliver products and services in the new millennium. This constitutes an area of potentially significant risk to the Company's business, results of operations, and financial position. Suppliers of critical raw materials and providers of utility and communication services could particularly impair the Company's ability to conduct business in the ordinary course if those third parties fail to successfully assess and remediate their own products and internal operations. While third party risk related to the Y2K problem is difficult to quantify or control, the Company is taking steps in an effort to try to minimize the potential adverse effect of Y2K problems that could arise based on Company's external business relationships.

Y2K surveys have been sent to the Company's suppliers asking them for the Y2K compliance status of their products and internal operations. The Company is re-contacting its critical and significant suppliers and conducting Y2K phone surveys with them. At the present time, the feedback being received from the phone surveys has been favorable.

The Company is developing third party contingency plans as it identifies partners evidencing inadequate Y2K preparations. Contingency plans may include plans to accumulate extra inventory and/or establish alternative sources of supply and channels of distribution. However, even with diligent planning, third party providers pose an uncertain risk which cannot be entirely eliminated.

Expenditures

Aside from expenditures made by the Company in implementing its new corporate IT system, the Company has not incurred any significant Y2K related costs to date.

Based on current information and resources, the Company estimates that the total cost of its Y2K program could approach $6 million, excluding costs already anticipated for completion of the Company's IT system. These costs are primarily in the non-IT systems area. This estimate is subject to change as the Company moves through final phases of its Y2K plan.

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


EURO CONVERSION STATUS

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their new common currency. The Euro trades on currency exchanges and is used for non-cash transactions. Effective January 1, 2002 and through July 1, 2002 the participating countries will begin using the Euro as the legal tender and will withdraw all legacy currencies.

The Euro conversion may involve transparency of the market (i.e. with a common currency the prices in different countries are more readily comparable) which may lead to increased competition between countries and potential erosion of margins. The Company is reviewing its marketing strategies to address possible increased competition and is also reviewing and testing its software compatibility with the Euro conversion. The Company will continue to review the impact of the conversion to the Euro, however, the Company does not expect that the Euro conversion will have a material impact on the Company's financial position and results of operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than January 1, 2000. Adopting this standard would not have a material impact on the financial statements of the company.


SALE OF MEDICAL IMAGING BUSINESS

As discussed in Note 6 of the Notes to Consolidated Financial Statements, on November 30, 1998, the Company sold its worldwide medical imaging business to Kodak. The Company, however, retained its manufacturing facility in Ferrania, Italy, from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998. Under the terms of the Asset Purchase Agreement, Kodak is obligated to make a cash payment to the Company of up to $25.0 million no later than the date the Ferrania Supply Agreement terminates. Under terms of the agreement with Kodak, the Company is prohibited from selling medical imaging products to third parties other than Kodak during the duration of and subsequent to the termination of the supply agreement. As a result, the Company cannot reasonably predict the ultimate utilization of the Ferrania facility upon termination of the supply agreement. The Company cannot predict with certainty what, if any, costs may result upon termination of the supply agreement, but believes that such costs could be significant.

Transition Services and Distribution Agreements - Associated with the Company's sale of its medical imaging business to Kodak on November 30, 1998, the Company receives reimbursement from Kodak for certain services under transition services and distribution agreements that the Company has agreed to provide Kodak while Kodak integrates the medical imaging businesses into its accounting and information systems. These include information technology, logistics, finance, telecommunications, office space, human resources and site services. The Company has agreed to provide such services under the transition services agreement for a period of up to two years. Kodak, at its option, may terminate the transition services agreement with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. As a result, the Company can not project with certainty the duration of and expected cost reimbursements associated with the transition services and distribution agreements, or the potential impact if the transition services agreement is terminated.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the Company's ability to meet its cost reduction and revenue growth targets, the competitive pricing environment, foreign currency fluctuations, the ability of Imation to secure an adequate supply of certain high demand products, and the market acceptance of newly introduced product and service offerings as well as various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1998 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. No legal proceedings had significant developments during the first quarter of 1999.

Thereafter, on May 10, 1999 Jazz Photo Corp. served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company's sale of allegedly defective film to Jazz Photo. In the complaint Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages and equitable relief. The Company disputes any liability to Jazz Photo and intends to vigorously defend the action.

Items 2-5.  Not Applicable

Item 6(a).  Exhibits

        The following documents are filed as exhibits to this Report.


                15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page 22.

                27.1    Financial data schedule

     6(b)   Reports on Form 8K

        A Form 8K Current Report dated February 8, 1999 was filed relating to the Company's amendment of its Rights Agreement and the Company's execution of a Loan and Security Agreement.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Imation Corp.
                                                   -------------
                                                   (REGISTRANT)


Date:  May 11, 1999                 By:     /s/ Robert L. Edwards
                                            ----------------------------
                                                Robert L. Edwards
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Chief Administrative
                                                Officer

                                  EXHIBIT INDEX


Exhibit
Number                                  Description
-------        --------------------------------------------------------------

  15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

  27.1         Financial data schedule.