Form 10-Q
period 1999-06-30
IMATION CORP
filed 1999-08-13
CIK 1014111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,521,691 shares of Common Stock, par value $0.01 per share, were outstanding at August 3, 1999.


================================================================================

                                  IMATION CORP.
                                      INDEX


                                                                         PAGE(S)

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three and six months ended June 30,
                1999 and 1998                                                  3

                Condensed Consolidated Balance Sheets as
                of June 30, 1999 and December 31, 1998                         4

                Condensed Consolidated Statements of Cash
                Flows for the six months ended
                June 30, 1999 and 1998                                         5

                Notes to Consolidated Financial Statements                  6-10

                Report of Independent Accountants                             11

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                 12-20

PART II.        OTHER INFORMATION                                          20-22

SIGNATURE                                                                     23

EXHIBIT INDEX                                                                 24

                          PART I. FINANCIAL INFORMATION

                                  IMATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                  Three months ended       Six months ended
                                       June 30,                June 30,
                                  -------------------     -------------------
                                   1999        1998        1999        1998
                                  -------     -------     -------     -------

Net revenues                      $ 354.2     $ 311.8     $ 695.4     $ 660.9
Cost of goods sold                  246.5       215.1       484.8       453.9
                                  -------     -------     -------     -------
  Gross profit                      107.7        96.7       210.6       207.0
Operating expenses:
  Selling, general and
   administrative                    72.1        89.1       151.1       182.6
  Research and development           18.9        19.0        38.1        42.5
  Restructuring                        --        (3.6)         --        (3.6)
                                  -------     -------     -------     -------
    Total                            91.0       104.5       189.2       221.5
Operating income (loss)              16.7        (7.8)       21.4       (14.5)
Other income and expense:
  Interest expense                    0.2         3.2         0.9         6.2
  Other, net                         (1.2)        1.1        (3.1)        2.6
                                  -------     -------     -------     -------
    Total                            (1.0)        4.3        (2.2)        8.8
Income (loss) from continuing
  operations before taxes            17.7       (12.1)       23.6       (23.3)
Income tax provision (benefit)        7.0        (5.1)        9.4        (9.8)
                                  -------     -------     -------     -------
Income (loss) from continuing
  operations                         10.7        (7.0)       14.2       (13.5)

Income from operations of
  discontinued businesses,
  net of taxes                        2.0        11.8         4.6        20.3
                                  -------     -------     -------     -------
Net income                        $  12.7     $   4.8     $  18.8     $   6.8
                                  =======     =======     =======     =======

Basic and diluted earnings
  (loss) per common share:
    Continuing operations         $  0.29     $ (0.18)    $  0.37     $ (0.35)
    Discontinued operations       $  0.05     $  0.30     $  0.12     $  0.52
                                  -------     -------     -------     -------
    Net income                    $  0.34     $  0.12     $  0.49     $  0.17
                                  =======     =======     =======     =======

Weighted average basic
  shares outstanding                 36.9        39.3        38.1        39.2
                                  =======     =======     =======     =======

Weighted average diluted
  shares outstanding                 37.0        39.5        38.1        39.4
                                  =======     =======     =======     =======


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)


                                                   June 30,
                                                     1999         December 31,
                                                  (Unaudited)         1998
                                                   ---------       ---------
ASSETS
Current assets
  Cash and equivalents                             $  153.0        $   64.2
  Accounts receivable - net                           253.0           326.3
  Inventories                                         197.1           263.7
  Net assets of discontinued operations                73.5             --
  Other current assets                                109.6           265.7
                                                   ---------       ---------
      Total current assets                            786.2           919.9
Property, plant and equipment - net                   205.1           233.8
Other assets                                          138.4           159.6
                                                   ---------       ---------
      Total assets                                 $1,129.7        $1,313.3
                                                   =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $  119.9        $  128.9
  Accrued payroll                                      32.9            30.3
  Short-term debt                                      15.3            25.2
  Other current liabilities                           199.9           228.8
                                                   ---------       ---------
      Total current liabilities                       368.0           413.2
Other liabilities                                      53.7           106.3
Long-term debt                                          1.2            32.7

Shareholders' equity
  Preferred stock, $0.01 par value, authorized 25
    million shares, none issued and outstanding         --              --
  Common stock, $0.01 par value, authorized 100
    million shares, 42.9 million issued                 0.4             0.4
  Additional paid-in capital                        1,028.1         1,027.7
  Accumulated deficit                                (106.9)         (123.9)
  Unearned ESOP shares                                (23.6)          (27.6)
  Cumulative translation adjustments                  (84.1)          (68.5)
  Treasury stock, at cost, 5.4 million and 1.9
    million shares as of June 30, 1999
    and December 31, 1998, respectively              (107.1)          (47.0)
                                                   ---------       ---------
      Total shareholders' equity                      706.8           761.1
                                                   ---------       ---------
      Total liabilities and shareholders' equity   $1,129.7        $1,313.3
                                                   =========       =========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              IMATION CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Millions)
                               (Unaudited)

                                                        Six months ended
                                                             June 30,
                                                        -----------------
                                                         1999       1998
                                                        ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 18.8     $  6.8
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           47.8       60.8
  Deferred income taxes                                   (0.5)      24.9
  Inventory, accounts receivable and payable changes      29.7      (28.8)
  Other working capital changes                          (14.0)      (9.0)
  Other                                                   (7.1)      (9.3)
                                                        ------     ------
Net cash provided by operating activities                 74.7       45.4

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (30.3)     (36.1)
  Capitalized software                                      --      (48.3)
  Proceeds from sale of medical imaging business         143.0         --
  Other                                                    4.0        4.4
                                                        ------     ------
Net cash provided by (used in) investing activities      116.7      (80.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                           (7.4)      18.4
  Other borrowings of debt                                  --       21.9
  Other repayments of debt                               (31.0)     (90.0)
  Purchases of treasury stock                            (61.5)        --
  Decrease in unearned ESOP shares                         3.8        5.6
  Exercise of stock options and other                      0.4        1.2
                                                        ------     ------
Net cash used in financing activities                    (95.7)     (42.9)

Effect of exchange rate changes on cash                   (6.9)      (2.4)
                                                        ------     ------

Net change in cash and equivalents                        88.8      (79.9)
Cash and equivalents - beginning of period                64.2      103.5
                                                        ------     ------
Cash and equivalents - end of period                    $153.0     $ 23.6
                                                        ======     ======


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein; these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1998 Annual Report on Form 10-K. Certain balance sheet amounts in the prior year's financial statements have been reclassified to be consistent with the current period's presentation.


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

                           Three Months Ended  Six Months Ended
                                 June 30,          June 30,
                           ------------------  ----------------
(In millions)                 1999     1998     1999     1998
                              ----     ----     ----     ----

Weighted average
 shares outstanding           37.9     40.7     39.1     40.7

Weighted average ESOP
  shares not committed        (1.0)    (1.4)    (1.0)    (1.5)
                              ----     ----     ----     ----

Weighted average
  basic shares outstanding    36.9     39.3     38.1     39.2

Dilutive effect of
  employee stock options       0.1      0.2     --        0.2
                              ----     ----     ----     ----

Weighted average diluted
  shares outstanding          37.0     39.5     38.1     39.4
                              ====     ====     ====     ====

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                            June 30,
                                             1999          December 31,
 (In millions)                            (Unaudited)          1998
                                          ----------       -------------
Inventories
  Finished goods                          $   145.0        $     166.4
  Work in process                              32.2               48.8
  Raw materials and supplies                   19.9               48.5
                                          ----------       -------------
    Total inventories                     $   197.1        $     263.7
                                          ==========       =============

Property, Plant and Equipment
  Property, plant and equipment           $   970.5        $   1,354.6
  Less accumulated depreciation              (765.4)          (1,120.8)
                                          ----------       -------------
    Property, plant and equipment - net   $   205.1        $     233.8
                                          ==========       =============

The June 30,1999 amounts exclude the Photo Color business assets, which were reclassified to net assets of discontinued operations in the balance sheet. (See
Note 6 to the consolidated financial statements.)


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

The following table represents the cumulative activity related to the Company's 1997 and 1998 restructuring programs:

(In millions)        Program      Cumulative     June 30, 1999
                     Amounts        Usage          Balance
                     -------      --------         -------
Severance            $  62.6      $ (45.8)         $  16.8
Asset impairments       55.3        (55.3)             -
Other                   38.9        (27.2)            11.7
                     -------      --------         -------
Total                $ 156.8      $(128.3)         $  28.5
                     =======      ========         =======

During the three months ended June 30, 1999 the Company made cash payments of $3.8 million related to the restructuring programs, compared to $9.4 million paid in the same period of 1998. Remaining severance payments related to employee separations are expected to be made throughout the remainder of 1999. Since initiation of the program, total headcount has been reduced by approximately 2000.

During the second quarter of 1998, the Company recorded a $3.6 million benefit in the restructuring line of the Statement of Operations as a final adjustment of restructuring charges recorded in the fourth quarter of 1995.

6. DISPOSAL OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS SEGMENT

On June 21, 1999, the Company and Schroder Ventures, through its wholly owned affiliate Ferrania Lux, S.A.R.L., entered into an asset purchase agreement for the sale of the Company's worldwide Photo Color Systems business and the Ferrania, Italy, manufacturing facility and associated businesses. The agreement provides that Imation will lease certain manufacturing space and provide administrative services to Schroder Ventures during a transition period. In addition, Schroder Ventures will assume responsibility for manufacturing and selling medical imaging x-ray and wet laser film to Eastman Kodak Company (Kodak) in fulfillment of the Ferrania Supply Agreement (defined below) between Imation and Kodak. The transaction closed on August 2, 1999, and is ultimately expected to generate after-tax cash of approximately $55 million in 1999. The Company expects to record approximately a break-even result on final closing in the Company's statement of operations in the third quarter, net of taxes.

On November 30, 1998, the Company sold its worldwide medical imaging business to Kodak. In connection with the sale, Kodak immediately acquired the assets and assumed the liabilities of the Company's Medical Imaging Systems businesses in North America, Latin America and Asia. The formal closings of the sale of the related businesses in Europe to Kodak occurred on a country-by-country basis during the first quarter of 1999.

The Company receives reimbursement from Kodak for certain services under transition services and distribution agreements that the Company has agreed to provide Kodak, for a period of up to two years. Kodak, at its option, may terminate the transition services agreement upon prior notice.

The Company retained its manufacturing facility in Ferrania, Italy, from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998 (the Ferrania Supply Agreement). As a result of the Photo Color Systems business and Ferrania Manufacturing Facility sale, Schroder Ventures assumed responsibility for fulfillment of the Supply Agreement with Kodak.

As a result of the sale of the Photo Color Systems business and the manufacturing facility in Ferrania, Italy, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment. As such, the Company's consolidated statement of operations present Photo Color Systems and the Medical Imaging businesses as discontinued operations. The Company's Consolidated Balance Sheet includes $73.5 million representing the Photo Color Systems' net assets of discontinued operations as of June 30, 1999 consisting principally of accounts receivable, inventory, fixed assets, trade accounts payable, and employee severance indemnities. Revenues from discontinued businesses were $63.9 million and $124.7 million for the three and six months ended June 30, 1999, respectively, and $205.3 million and $375.6 million for the three and six months ended June 30, 1998, respectively. Income from operations of discontinued businesses have been reduced by taxes of $2.4 million and $4.7 million for the three and six months ended June 30, 1999, respectively, and by $11.2 million and $17.4 million for the three and six months ended June 30, 1998, respectively.

7.  COMPREHENSIVE INCOME

Comprehensive income for the six month periods ended June, 30 1999 and 1998 was as follows:

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                             -----------------------    ---------------------
(In millions)                   1999          1998         1999        1998
                             ---------     ---------    ---------    --------

Net income                   $ 12.7         $ 4.8        $ 18.8      $ 6.8

Changes in cumulative
  translation adjustments      (9.5)          2.4         (15.6)      (1.6)
                             -------        ------       -------     ------

Comprehensive
  income                     $  3.2         $ 7.2        $  3.2      $ 5.2
                             =======        ======       =======     =======


8.   SEGMENT INFORMATION

The Company's continuing businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media for use in the mobile and desktop, network and enterprise data center markets; Product Technologies, whose principle products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, digital workflow solutions principally in the areas of color and data management, and document imaging products for large format engineering documentation.



                                                                            (1)Divested
Business                                Data                     Digital      Business,
Segment                          Storage and                   Solutions     Corporate,
Information           Second     Information        Product          and      Other and          Total
(In millions)        Quarter      Management   Technologies     Services    Unallocated        Company
=======================================================================================================
Net revenues            1999          $237.7          $85.8        $29.7           $1.0         $354.2
                        1998           155.8          105.4         33.3           17.3          311.8
-------------------------------------------------------------------------------------------------------
Operating               1999            $5.7          $13.0        $(0.5)         $(1.5)         $16.7
    income(loss)        1998           (15.9)          13.4         (4.0)          (1.3)          (7.8)
-------------------------------------------------------------------------------------------------------

                                                                            (1)Divested
Business                 Six            Data                     Digital      Business,
Segment               Months     Storage and                   Solutions     Corporate,
Information               to     Information         Product         and      Other and          Total
(In millions)           Date      Management    Technologies    Services    Unallocated        Company
=======================================================================================================
Net revenues            1999          $457.6          $174.7       $60.5           $2.6         $695.4
                        1998           333.5           210.3        75.0           42.1          660.9
-------------------------------------------------------------------------------------------------------
Operating               1999            $6.4           $19.1       $(1.3)         $(2.8)         $21.4
    income(loss)        1998          (19.1)            20.1        (4.1)         (11.4)         (14.5)
-------------------------------------------------------------------------------------------------------

(1)Includes results for the CD ROM business until divested in quarter 3, 1998, restructuring reserve adjustments ($3.6 million of income in quarter 2, 1998), and general overhead which was previously allocated to the Medical Imaging and Photo Color businesses.

Intersegment revenues are not material. Except for asset reductions in Product Technologies as a result of the Photo Color Systems business sale, total assets by segment have not changed materially from December 31, 1998. See Note 6 to the consolidated financial statements regarding the sale of the Photo Color Systems business and related discontinued operations Financial Statement presentation.


9. LEGAL SETTLEMENT OF BUSINESS DISPUTE

The Company recorded a one time $20.7 million pre-tax gain resulting from the cash settlement in June 1999 of a Product Technologies segment business dispute. This gain is reflected in selling, general and administrative expenses in the second quarter of 1999.


10.  WRITE-OFF OF CERTAIN CAPITALIZED SOFTWARE COSTS

The Company recorded an $18 million pre-tax charge related to the write-off of certain capitalized software costs associated with the abandonment of certain of the Company's information system functionality. This is reflected in selling, general and administrative expenses in the second quarter of 1999.


11.   DERIVATIVES AND HEDGING

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than January 1, 2000. Adoption of this standard is not expected to have a material impact on the financial statements of the Company.

                                      ****

PricewaterhouseCoopers LLP, the Company's independent accountants, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing. This report is not a "report" within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountants liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the "Company") as of June 30, 1999, and the related consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota
July 29, 1999

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

With the sale of the Photo Color Systems business, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment and therefore, these operations are presented in the Company's Statements of Operations as discontinued operations. Management's discussion and analysis of the results of operations focuses on the Company's continuing operations.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net revenues from continuing operations for the second quarter of 1999 were $354.2 million, an increase of $42.4 million or 14 percent from the same period in 1998. Solid volume increases were partially offset by price declines and a slight negative effect of changes in currency exchange rates.

Data Storage and Information Management revenues grew 53 percent, with growth in all three of its major customer markets: mobile and desktop, network and enterprise data center. Product Technologies revenues declined 19 percent driven primarily by the plates and film business. Digital Solutions and Services revenues declined by $3.6 million driven by the anticipated slowing of the Company's more mature Document Imaging business.

Gross profit from continuing operations in the second quarter of 1999 was $107.7 million, or 30.4 percent of revenues, compared with the second quarter of 1998 which was $96.7 million, or 31.0 percent of revenues. Improved volume growth and productivity improvements were off-set by the negative effects of continuing price erosion and changes in product mix.

Selling, general and administrative (SG&A) expenses from continuing operations in the second quarter of 1999 were $72.1 million, or 20.4 percent of revenues. Comparable SG&A expenses in the second quarter of 1998 were $89.1 million, or
28.6 percent of revenues. The 19 percent, or $17.0 million, reduction in SG&A reflects the combined impact of a number of items: the Company's restructuring program reduced headcount from continuing operations; the Company's investment in SuperDisk sales promotions peaked in the second quarter of 1998 and has subsequently declined; Kodak transitional services payments in 1999 offset certain SG&A costs; the Company settled a business dispute during the second quarter of 1999 for a net benefit of approximately $21 million; and, offsetting some of these benefits, the Company recorded a $18 million write-off of capitalized software costs related to abandoned functionality. During the second half of the year the Company anticipates that the amount of transitional services provided to Kodak will decline which will negatively impact SG&A expenses. Actions will be taken to offset this situation, however, the Company does not anticipate being able to fully offset the financial impact of the loss of this source of funding. While the Company cannot currently predict with certainty the timing or dollar impact, SG&A, as a percentage of revenue, may be negatively impacted by 1 to 2 percentage points over the next 6 to 12 months due to Kodak's reduced need for transitional services.

Research and development (R&D) costs from continuing operations totaled $18.9 million, or 5.3 percent of revenues in the second quarter of 1999, which is relatively flat with the comparable amount from the same period in 1998. Management continues to expect ongoing R&D investment as a percent of total revenues to range from 5-7% during the next several years.

Operating income from continuing operations for the second quarter of 1999 was $16.7 million compared to a loss of $7.8 million for the same period last year. This improvement is primarily due to the strong sales growth and the reduction in SG&A expenses discussed above.

Second quarter 1999 interest expense from continuing operations was $0.2 million, compared to $3.2 million in the same quarter last year. This decrease was driven by the use of proceeds from the sale of the Medical Imaging Systems business in the fourth quarter of 1998 to reduce debt.

Net other income and expense in the second quarter of 1999 totaled $1.2 million of income, primarily interest earned on cash invested. In the same period of 1998, net other income and expense was $1.1 million of expense primarily related to the negative impact of foreign currency transactions.

The continuing operations tax rate for the quarter was approximately 40 percent, an improvement of 800 basis points from 1998's published full-year tax rate of approximately 48.0 percent from all operations. This reflects the benefit of the divestiture of the Photo Color Systems business and Ferrania, Italy, manufacturing plant. The Company currently anticipates that 40 percent will be the tax rate from continuing operations for the full year.

Net income from continuing operations in the second quarter of 1999 was $10.7 million, or $0.29 per basic and diluted share, compared with a loss from continuing operations of $7.0 million, or ($0.18) per basic and diluted share, for the same period in 1998 for the reasons discussed above.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

On a year to date basis, net revenues from continuing operations were $695.4 million, an increase of $34.5 million or 5 percent from the same period in 1998. Solid volume increases were partially offset by price declines and a slight negative effect of changes in currency exchange rates.

Data Storage revenues grew 37 percent, with growth in all three of its major customer markets. Product Technologies revenues declined 17 percent driven primarily by the plates and film business. Digital Solutions and Services revenues declined by $14.5 million driven by the anticipated slowing of the Company's more mature Document Imaging business.

Gross profit from continuing operations for the first six months of 1999 was $210.6 million or 30.3 percent of revenues. This compares with $207.0 million, or 31.3 percent of revenues in 1998. Volume growth and productivity improvements were offset by price reductions and changes in product mix.

Selling, general and administrative (SG&A) expenses for the first six months of 1999 were $151.1 million, or 21.7 percent of revenues. This compares with $182.6 million, or 27.6 percent of revenues in the first six months of 1998. As discussed in the comparison of three month results above, the reduction in SGA expenses results from a large number of factors including a reduction in SuperDisk promotional costs, headcount reductions, Kodak transitional services payments, a $21 million gain from the settlement of a business dispute, and an $18 million write-off of capitalized software. Additionally, the first half of 1999 benefited from a $3.5 million gain on the sale of a facility in Bracknell, United Kingdom.

Research and development costs totaled $38.1 million, or 5.5 percent of revenues in the first six months of 1999, down from $42.5 million, or 6.4 percent of sales in the same period in 1998. This decrease reflects the impact of the Company's restructuring programs.

The Company recorded a $3.6 million benefit in the second quarter of 1998 in the restructuring line of the Statement of Operations reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995 and the first half of 1996 in connection with the Company's spin-off from 3M.

Operating income from continuing operations for the first six months of 1999 was $21.4 million, or 3.1 percent of revenues. This represents a $35.9 million improvement over the operating loss of $14.5 million in the same period of 1998. This reflects the combination of year on year revenue growth and the SG&A expense reductions discussed above.

First half 1999 interest expense from continuing operations was $0.9 million, compared to $6.2 million in the same period last year. This decrease was driven by the use of proceeds from the sale of the medical imaging business to reduce debt.

Net other income and expense in the first six months of 1999 totaled $3.1 million of income, primarily interest income, compared to $2.7 million of expense in the comparable period of 1998.

The continuing operations tax rate for the first six months of 1999 was approximately 40 percent, an improvement of 800 basis points from 1998's published full-year tax rate of approximately 48.0 percent from all operations. This reflects the benefit of the expected divestiture of the Photo Color Systems business and Ferrania, Italy, manufacturing plant. The Company currently anticipates that 40 percent will be the tax rate from continuing operations for the full year.

Year to date net income from continuing operations in 1999 was $14.2 million, or $0.37 per share. Net loss from continuing operations in the comparable period of 1998 was $13.5 million, or ($0.35) per share for the reasons discussed above.

FINANCIAL POSITION

The Company had 2.7 months of inventory on hand at June 30, 1999, down from 3.2 months as of December 31, 1998 due to both operational improvements and the disposal of the Photo Color Systems business. Similarly, the accounts receivable days sales outstanding (DSO) was 65 days as of June 30, 1999, down from 80 days as of December 31, 1998 due to operational improvements and the disposal of the Photo Color Systems business.

The book value of property, plant and equipment as of June 30, 1999 was $205.1, a decrease of $28.7 million from December 31, 1998. Approximately $9 million of this decline related to the sale of the Photo Color Systems business, $6 million to the sale of land and building in Bracknell, U.K., and $8 million due to changes in the rates of foreign currency translation.


LIQUIDITY

Cash provided by operating activities was $74.7 million during the six months ended June 30, 1999, compared with $45.4 million during the same period in 1998. Depreciation and amortization was $47.8 million in the first six months of 1999, down from $60.8 million in 1998 because of the sale of Medical Imaging Systems and Photo Color Systems assets (see note 6 to the Consolidated Financial Statements). Changes in inventory, accounts receivable, and accounts payable (adjusted for currency impact) provided $29.7 million in cash during the first half of 1999 compared to a $28.8 million use of cash in the first half of 1998. Other working capital changes used $14.0 million of cash, in part due to payments related to restructuring.


Cash provided by investing activities was $116.7 million for the six months ended June 30, 1999 compared with cash used of $80.0 million in the comparable period of 1998. Cash restrictions on $143 million of proceeds related to the sale of the medical imaging business were removed during the first quarter of 1999 as the sale of the European entities of that business was completed. The remaining $26.3 million of cash used by investing activities during the six months ended June 30, 1999 is down from last year's $80.0 million because no software costs were capitalized in the first six months of 1999, while $48.3 million was spent on capitalized software in the same period in 1998. These expenditures related primarily to the design, implementation and testing of the Company's new IT systems. Amortization of these costs began during the second quarter of 1998. Capital expenditures of $30.3 million for the first six months of 1999 included approximately $7 million related to the purchase of an administrative building previously leased under a synthetic lease. Adjusted for this, capital spending decreased from the same period in 1998 which totaled $36.1 million, reflecting the sale of the Medical Imaging Systems business.

Net financing activities during the first six months of 1999 used cash of $95.7 million compared with a $42.9 million use of cash in the comparable

1998 period. The 1999 amount includes $61.5 million in expenditures for the repurchase of approximately 3.6 million shares of the Company's common stock and the repayment of $31.0 million of debt.

On December 31, 1998, the Company entered into a three-year $175.0 million Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for a revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventories and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability as of June 30, 1999 was $163.2 million. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the land and buildings at the Company's headquarters in Oakdale, Minnesota, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters.

As of June 30, 1999, the Company's ratio of total debt to total capital was 2.3% as compared to 7.1% as of December 31, 1998. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current credit facility will provide sufficient liquidity to operate the Company.


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

Inventories of each area have been completed and determinations have been made regarding Y2K impact. Inventoried items have been prioritized, assessment plans have been completed and remediation solutions have been developed. Field implementation of remediation solutions for critical Y2K items was completed by the end of June 1999, with remediation of least critical items expected to be completed by the end of September 1999. Verification of compliance of remediated solutions is planned to occur contemporaneously with the field installation of solutions. Contingency plans are being developed to address potential Y2K related failures that could affect critical Company operations.

IT System
A significant portion of the Company's global IT infrastructure has been replaced with the remaining portion expected to be remediated and tested by September 1999. The Company required a new IT system after the Company's spin-off from 3M and a significant factor in the Company's selection of this system was its Y2K compliance status. The Company believes that the new system has significantly reduced the likelihood of Y2K-related interruptions to normal operations. The Company must, however, complete system testing of software applications and custom code written for the system, as well as certain other systems not replaced by the new global IT infrastructure, for Y2K compliance. Although the Company does not foresee a material adverse effect on its business, results of operations, or financial position related to Y2K issues and the Company's IT system, risk is not eliminated until the system is fully installed, tested, and all non-compliant code identified, corrected and re-verified.

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

External Business Relationships
Y2K preparedness of third parties with whom the Company does business could impact the Company's ability to deliver products and services in the new millennium. This constitutes an area of potentially significant risk to the Company's business, results of operations, and financial position. Suppliers of critical raw materials and providers of utility and communication services could particularly impair the Company's ability to conduct business in the ordinary course if those third parties fail to successfully assess and remediate their own products and internal operations. While third party risk related to the Y2K problem is difficult to quantify or control, the Company is taking steps in an effort to try to minimize the potential adverse effect of Y2K problems that could arise based on Company's external business relationships.

Y2K surveys have been sent to the Company's suppliers asking them for the Y2K compliance status of their products and internal operations. The Company has re-contacted its critical and significant suppliers and conducted Y2K phone surveys with them. The feedback received from the phone surveys has been favorable.

The Company is developing contingency plans as it identifies third parties posing a significant risk to business continuity. Contingency plans may include plans to accumulate extra inventory and/or establish alternative sources of supply and channels of distribution. However, even with diligent planning, third party providers pose an uncertain risk which cannot be entirely eliminated.

Expenditures
Based on current information and resources, the Company estimates that the total cost of its Y2K program could approach $6 million, excluding costs related to the completion of the Company's IT system. These costs are primarily in the non-IT systems area. Through June 30, 1999, approximately $2.5 million of this total has been spent, and an additional $2 million is expected to be spent for final testing and verification in 1999. Contingency response activities through June 30, 2000 are expected to require the balance of the $6 million. This estimate is subject to change as the Company moves through final phases of its Y2K plan.

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

The Euro conversion may involve transparency of the market (i.e. with a common currency, the prices in different countries are more readily comparable) which may lead to increased competition between countries and potential erosion of margins. The Company is reviewing its marketing strategies to address possible increased competition and is also reviewing and testing its software compatibility with the Euro conversion. The Company will continue to review the impact of the conversion to the Euro, however, the Company does not expect that the Euro conversion will have a material impact on the Company's financial position and results of operations.


SALE OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS BUSINESSES

As discussed in Note 6 of the Notes to Consolidated Financial Statements, on November 30, 1998, the Company sold its worldwide Medical Imaging Systems business to Kodak. The Company, however, retained its manufacturing facility in Ferrania, Italy, from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998. The Company is also prohibited from selling medical imaging products to third parties other than Kodak during the term of and after the termination of the supply agreement.

On August 2, 1999, the Company sold its Photo Color Systems business and the manufacturing facility in Ferrania, Italy, to Schroder Ventures (see Note 6 to the Consolidated Financial Statements). Under the terms of that sale, Schroder Ventures will assume responsibility for fullfilment of the supply agreement with Kodak.

Associated with the Company's sale of its Medical Imaging Business to Kodak, the Company receives reimbursement from Kodak for certain services under transition services and distribution agreements that the Company has agreed to provide Kodak for a period of up to two years. Kodak, at its option, may terminate the transition services agreement with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. While the Company can not project with certainty the duration of and expected cost reimbursements associated with the transition services and distribution agreements, or the potential impact if the transition services agreement is terminated, SG&A expenses, as a percentage of revenue, may be negatively impacted by 1 to 2 percentage points over the next 6 to 12 months due to Kodak's declining need for transition services.

Similarly, the Company will provide certain transitional services to Schroder Ventures while it integrates the Photo Color business into its accounting and information systems. The Company cannot project with certainty the length of time the services will be provided to Schroder and the total of cost reimbursements that will be received by the Company.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS No. 133, the Company must adopt this standard no later than January 1, 2000. Adoption of this standard would not have a material impact on the financial statements of the company.


FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the Company's ability to meet its cost reduction and revenue growth targets, lower SG&A reimbursements from Kodak as the Company provides fewer transitional services to Kodak associated with the sale of the Medical Imaging Systems business, certain seasonal factors, the competitive pricing environment, foreign currency fluctuations, the ability of Imation to secure an adequate supply of certain high demand products, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products as well as various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1998 Annual Report on Form 10-K and subsequent 10Q filing.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The following legal proceedings had significant developments during the second quarter of 1999:

On May 10, 1999, Jazz Photo Corp. served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court.

The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company's sale of allegedly defective film to Jazz Photo. In the complaint Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages and equitable relief. The Company disputes any liability to Jazz Photo and intends to vigorously defend the action.

The Company has received a notice of infringement from the Lemelson Medical, Education & Research Foundation, Limited Partnership (Lemelson) asserting that Imation has infringed upon various patents owned by Lemelson and offering to license those patents to Imation. Management is reviewing those claims and cannot currently conclude as to their legitimacy or estimate what, if any, financial liability may result from the claim.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of June 30, 1999 would not be material to the Company's financial position or annual results of operations or cash flows.


Items 2-3.  Not Applicable


Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's 1999 Annual Meeting of Shareholders held on June 9, 1999, the shareholders approved the following:

            (a) A proposal to elect three Class III directors of the Company to serve for three-year terms ending in 2002 as follows:

Directors                           Votes For             Votes Withheld
-----------------                   ---------             --------------
Richard E. Belluzzo                 31,439,326                465,154
Linda W. Hart                       31,428,892                475,588
William T. Monahan                  31,335,713                568,767

            There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class I directors for a term ending in 2000 - Lawrence E. Eaton, Michael S. Fields, and Ronald T. LeMay, and class II directors for a term ending in 2001 - William W. George, Marvin L. Mann, and Daryl J. White.

            (b) A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as independent accountants of the Company for the year ending December 31, 1999. The proposal received 31,654,124 votes for, and 160,679 against, ratification. There were 88,677 abstentions and no broker non-votes.

Item 5.     Not Applicable


Item 6(a).  Exhibits

      The following documents are filed as exhibits to this Report.

            2.1 An agreement between the Company and Ferrania Lux S.A.R.L. for the sale of the Company's Photo Color Systems business and its manufacturing facility in Ferrania, Italy.

            10.1 Form of severance agreement between the Company and its executive officers.

            15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page 24.

            27.1  Financial data schedule

      (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Imation Corp.
                                                (REGISTRANT)



Date:  August 13, 1999            By:
                                          /s/Robert L. Edwards
                                          --------------------
                                            Robert L. Edwards
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Chief Administrative
                                            Officer

                                  EXHIBIT INDEX


Exhibit
Number                           Description
-------           --------------------------------------------------------------


2.1               An agreement between the Company and Ferrania Lux
                  S.A.R.L. for the sale of the Company's Photo Color Systems business and its manufacturing facility in Ferrania, Italy.

10.1 Form of severance agreement between the Company and its executive officers.

15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

27.1              Financial data schedule.