Form 10-Q
period 1999-09-30
IMATION CORP
filed 1999-11-12
CIK 1014111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,453,071 shares of Common Stock, par value $0.01 per share, were outstanding at October 29, 1999.


================================================================================

                                  IMATION CORP.
                                      INDEX


                                                                         PAGE(S)
                                                                         -------

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three and nine months ended
                September 30, 1999 and 1998                                3

                Condensed Consolidated Balance Sheets as
                of September 30, 1999 and December 31, 1998                4

                Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                September 30, 1999 and 1998                                5

                Notes to Consolidated Financial Statements                6-11

                Report of Independent Accountants                          12

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                               13-21

PART II.        OTHER INFORMATION                                        21-22

SIGNATURE                                                                  23

EXHIBIT INDEX                                                              24

                          PART I. FINANCIAL INFORMATION

                                  IMATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                       Three months ended          Nine months ended
                                          September 30,              September 30,
                                    -----------------------     -----------------------
                                       1999          1998         1999          1998
                                    ---------     ---------     ---------     ---------
Net revenues                        $   346.0     $   331.7     $ 1,041.4     $   992.6
Cost of goods sold                      235.1         216.3         719.9         670.2
                                    ---------     ---------     ---------     ---------
  Gross profit                          110.9         115.4         321.5         322.4

Operating expenses:
  Selling, general and
   administrative                        69.1          94.2         220.2         276.8
  Research and development               19.1          22.6          57.2          65.1
  Restructuring                            --         (13.2)           --         (16.8)
                                    ---------     ---------     ---------     ---------
    Total                                88.2         103.6         277.4         325.1

Operating income (loss)                  22.7          11.8          44.1          (2.7)

Other income and expense:
  Interest expense                        0.5           3.1           1.4           9.3
  Other, net                             (0.8)         (0.9)         (3.9)          1.7
                                    ---------     ---------     ---------     ---------
    Total                                (0.3)          2.2          (2.5)         11.0

Income (loss) from continuing
  operations before taxes                23.0           9.6          46.6         (13.7)

Income tax provision (benefit)            9.2           4.0          18.6          (5.8)
                                    ---------     ---------     ---------     ---------
Income (loss) from continuing
  operations                             13.8           5.6          28.0          (7.9)

Discontinued operations:
Income from operations of
  discontinued businesses,
  net of taxes                             --           7.8           4.6          28.1
Loss on disposal of discontinued
  businesses, net of taxes               (3.0)           --          (3.0)           --
                                    ---------     ---------     ---------     ---------
Net income                          $    10.8     $    13.4     $    29.6     $    20.2
                                    =========     =========     =========     =========
Earnings(loss) per common share-
  basic:
    Continuing operations           $    0.38     $    0.14     $    0.74     $   (0.20)
    Net income                      $    0.29     $    0.34     $    0.79     $    0.51

Earnings(loss) per common share-
  diluted:
    Continuing operations           $    0.37     $    0.14     $    0.74     $   (0.20)
    Net income                      $    0.29     $    0.34     $    0.78     $    0.51

Weighted average basic
  shares outstanding                     36.5          39.5          37.6          39.3
                                    =========     =========     =========     =========
Weighted average diluted
  shares outstanding                     37.1          39.6          37.8          39.4
                                    =========     =========     =========     =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Millions, Except Per Share Amounts)

                                                              September 30,
                                                                  1999       December 31,
                                                               (Unaudited)       1998
                                                              -------------  ------------
ASSETS
Current assets
  Cash and equivalents                                          $   167.2     $    64.2
  Accounts receivable - net                                         257.1         326.3
  Inventories                                                       215.9         263.7
  Other current assets                                              134.9         265.7
                                                                ---------     ---------
      Total current assets                                          775.1         919.9

Property, plant and equipment - net                                 211.0         233.8
Other assets                                                        155.6         159.6
                                                                ---------     ---------
      Total assets                                              $ 1,141.7     $ 1,313.3
                                                                =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                              $   115.6     $   128.9
  Accrued payroll                                                    40.5          30.3
  Short-term debt                                                    12.1          25.2
  Other current liabilities                                         200.9         228.8
                                                                ---------     ---------
      Total current liabilities                                     369.1         413.2

Other liabilities                                                    51.4         106.3
Long-term debt                                                        1.2          32.7

Shareholders' equity
  Preferred stock, $0.01 par value, authorized 25
    million shares, none issued and outstanding                        --            --
  Common stock, $0.01 par value, authorized 100
    million shares, 42.9 million issued                               0.4           0.4
  Additional paid-in capital                                      1,028.4       1,027.7
  Accumulated deficit                                               (97.0)       (123.9)
  Unearned ESOP shares                                              (22.3)        (27.6)
  Cumulative translation adjustments                                (76.2)        (68.5)
  Treasury stock, at cost, 5.6 million and 1.9
    million shares as of September 30, 1999
    and December 31, 1998, respectively                            (113.3)        (47.0)
                                                                ---------     ---------
      Total shareholders' equity                                    720.0         761.1
                                                                ---------     ---------
      Total liabilities and shareholders' equity                $ 1,141.7     $ 1,313.3
                                                                =========     =========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                                 Nine months ended
                                                                   September 30,
                                                               ---------------------
                                                                 1999         1998
                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   29.6     $   20.2
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                    68.9         96.2
  Deferred income taxes                                           (14.7)        21.4
  Restructuring                                                      --        (16.8)
  Inventory, accounts receivable and payable changes                8.7          6.7
  Other working capital changes                                   (23.0)       (33.4)
  Other                                                           (14.4)       (48.6)
                                                               --------     --------
Net cash provided by operating activities                          55.1         45.7

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (46.5)       (49.6)
  Capitalized software                                               --        (56.5)
  Proceeds from sale of businesses                                201.9         38.0
  Other                                                             3.1          4.7
                                                               --------     --------
Net cash provided by (used in) investing activities               158.5        (63.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                   (10.6)         0.3
  Other borrowings of debt                                           --         95.6
  Other repayments of debt                                        (31.8)      (150.2)
  Purchases of treasury stock                                     (76.3)          --
  Decrease in unearned ESOP shares                                  5.0          8.4
  Exercise of stock options and other                               8.2          1.3
                                                               --------     --------
Net cash used in financing activities                            (105.5)       (44.6)

Effect of exchange rate changes on cash                            (5.1)        (3.6)
                                                               --------     --------

Net change in cash and equivalents                                103.0        (65.9)
Cash and equivalents - beginning of period                         64.2        103.5
                                                               --------     --------
Cash and equivalents - end of period                           $  167.2     $   37.6
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

                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
(In millions)                    1999         1998         1999         1998
                                ------       ------       ------       ------

Weighted average
 shares outstanding               37.4         40.8         38.6         40.7

Weighted average ESOP
  shares not committed            (0.9)        (1.3)        (1.0)        (1.4)
                                ------       ------       ------       ------

Weighted average
  basic shares outstanding        36.5         39.5         37.6         39.3

Dilutive effect of
  employee stock options           0.6          0.1          0.2          0.1
                                ------       ------       ------       ------

Weighted average diluted
  shares outstanding              37.1         39.6         37.8         39.4
                                ======       ======       ======       ======

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                           September 30,
                                                1999        December 31,
(In millions)                               (Unaudited)         1998
                                           ------------     ------------

Inventories
  Finished goods                           $      148.0     $      166.4
  Work in process                                  22.3             48.8
  Raw materials and supplies                       45.6             48.5
                                           ------------     ------------
    Total inventories                      $      215.9     $      263.7
                                           ============     ============

Property, plant and equipment
  Property, plant and equipment            $      975.4     $    1,354.6
  Less accumulated depreciation                  (764.4)        (1,120.8)
                                           ------------     ------------
    Property, plant and equipment - net    $      211.0     $      233.8
                                           ============     ============

The September 30, 1999 amounts exclude the Photo Color Systems business assets, which were sold August 2, 1999. (See Note 6 to the Consolidated Financial Statements.)


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

The following table represents the cumulative activity related to the Company's 1997 and 1998 restructuring programs:

(In millions)                   Program      Cumulative     September 30, 1999
                                Amounts         Usage             Balance
                                -------        -------            -------
Severance                       $  62.6        $ (46.4)           $  16.2
Asset impairments                  55.3          (55.3)                --
Other                              38.9          (31.9)               7.0
                                -------        --------           -------
Total                           $ 156.8        $(133.6)           $  23.2
                                =======        ========           =======

During the nine months ended September 30, 1999 the Company made cash payments of $20.3 million related to the restructuring programs, compared to $28.7 million paid in the same period of 1998. Remaining severance payments related to employee separations are expected to be made throughout the remainder of 1999 and early 2000. Since initiation of the programs, total headcount has been reduced by approximately 2,050.

During the third quarter of 1998, the Company recorded a $26.2 million benefit in the restructuring line of the Statement of Operations as an adjustment of restructuring charges recorded in the fourth quarter of 1997. Also in the third quarter of 1998, the Company approved and recorded an additional restructuring charge of $13 million.


6. DISPOSAL OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS SEGMENT

On November 30, 1998, the Company sold its worldwide Medical Imaging Systems businesses (the "Medical Imaging Sale") to Eastman Kodak Company ("Kodak"). Excluded from the Medical Imaging Sale was the Company's medical imaging/photo color manufacturing facility in Ferrania, Italy (the "Ferrania Facility"), at which the Company agreed to manufacture wet laser x-ray film and hardware pursuant to an exclusive supply agreement (the "Ferrania Supply Agreement") with Kodak. In exchange for retaining the Ferrania Facility, Kodak agreed to pay the Company up to $25 million at such time as it was sold.

On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement and certain other associated businesses, to Schroder Ventures, through its wholly owned affiliate, Ferrania Lux, S.A.R.L. The Company will lease certain manufacturing space to the purchaser and provide administrative services during a transition period. In connection with this transaction, the Company recorded a loss of $3.0 million, net of taxes, in the Company's third quarter Statement of Operations. The transaction is expected to be finalized by early 2000, when audits of the closing balance sheet will be completed, and is ultimately expected to generate after-tax cash of approximately $50 million, $25 million of which arises out of the Medical Imaging Sale as described above.

Kodak has challenged the Company's claim for the full $25 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the Medical Imaging Sale. The Company has retained cash, as reflected in its financial statements, which it collected on behalf of Kodak in an amount approximately equal to the disputed items. While the Company cannot predict with certainty the ultimate outcome of these disputed items, it believes its positions are supported by the applicable contractual terms.

As a result of the sale of the Photo Color Systems business and the manufacturing facility in Ferrania, Italy, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment. As such, the Company's Consolidated Statements of Operations present Photo Color Systems and the Medical Imaging Systems businesses as discontinued operations.

The results of discontinued operations for the three and nine month periods ended September 30, 1999 and 1998 were as follows:

                                            Three months ended       Nine months ended
                                              September 30,            September 30,
                                            1999         1998        1999         1998
                                          --------     --------    --------     --------
Net revenues                              $     --     $  189.1    $  124.7     $  564.7
Income before taxes                             --         19.0         9.3         56.7
Income tax provision                            --         11.2         4.7         28.6
                                          --------     --------    --------     --------
Income from discontinued
  operations, net of taxes                      --          7.8         4.6         28.1
Loss on disposal of discontinued
  businesses, including operating
  losses of $4.9 million during
  phase-out period (less applicable
  income tax benefits of $7.1 million)        (3.0)          --        (3.0)          --
                                          --------     --------    --------     --------
Total discontinued operations             $   (3.0)    $    7.8    $    1.6     $   28.1
                                          ========     ========    ========     ========
Earnings(loss) per common share-
  basic                                   $  (0.09)    $   0.20    $   0.05     $   0.71
Earnings(loss) per common share-
  diluted                                 $  (0.08)    $   0.20    $   0.04     $   0.71


7. COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 were as follows:

                                            Three months ended       Nine months ended
                                              September 30,            September 30,
(In millions)                               1999         1998        1999         1998
                                          --------     --------    --------     --------
Net income                                $   10.8    $   13.4    $   29.6     $   20.2

Changes in cumulative
  translation adjustments                      7.9        12.9        (7.7)        11.3
                                          --------    --------    --------     --------
Comprehensive
  income                                  $   18.7    $   26.3    $   21.9     $   31.5
                                          ========    ========    ========     ========


8. SEGMENT INFORMATION

The Company's continuing businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media, services and solutions for use in the mobile and desktop, network and enterprise data center markets; Color Technologies (formerly Product Technologies), whose principle products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, digital workflow solutions principally in the areas of color and data management, and document imaging products for large format engineering documentation.

                                                                                    (1)Divested
Business                                 Data                          Digital       Businesses,
Segment                           Storage and                        Solutions       Corporate,
Information            Third      Information             Color            and        Other and
(In millions)        Quarter       Management      Technologies       Services      Unallocated        Total
-------------------------------------------------------------------------------------------------------------
Net revenues            1999           $235.7             $81.2          $27.4             $1.7       $346.0
                        1998            172.8             105.7           35.8             17.4        331.7
-------------------------------------------------------------------------------------------------------------
Operating               1999            $16.0              $8.4          $(0.5)           $(1.2)       $22.7
    income(loss)        1998             (6.3)             12.2            1.7              4.2         11.8
-------------------------------------------------------------------------------------------------------------

                                                                                    (1)Divested
Business                Nine             Data                          Digital       Businesses,
Segment               Months      Storage and                        Solutions       Corporate,
Information               to      Information             Color            and        Other and
(In millions)           Date       Management      Technologies       Services      Unallocated        Total
-------------------------------------------------------------------------------------------------------------

Net revenues            1999           $693.3            $255.9          $87.9             $4.3     $1,041.4
                        1998            506.3             316.0          110.8             59.5        992.6
-------------------------------------------------------------------------------------------------------------
Operating               1999            $22.4             $27.5          $(1.8)           $(4.0)       $44.1
    income(loss)        1998            (25.4)             32.3           (2.4)            (7.2)        (2.7)
-------------------------------------------------------------------------------------------------------------

(1) Includes results for the CD ROM business until divested in quarter 3, 1998, restructuring adjustments ($13.2 million and $16.8 million of income in the third quarter of 1998, and the nine months ended September 30, 1998, respectively), general overhead which was previously allocated to the Medical Imaging and Photo Color businesses, and certain other costs not allocated to business segments.

Intersegment revenues are not material. Except for asset reductions in Color Technologies as a result of the Photo Color Systems business sale, total assets by segment have not changed materially from December 31, 1998. See Note 6 to the consolidated financial statements regarding the sale of the Photo Color Systems business and related discontinued operations Financial Statement presentation.


9. DERIVATIVES AND HEDGING

In September of 1998, the Financial Accounting Standards Board(FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 one year. Accordingly, the Company must adopt SFAS No. 133 no later than January 1, 2001. Adoption of this standard is not expected to have a material impact on the financial statements of the Company.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the "Company") as of September 30, 1999, and the related consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota
October 28, 1999

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

With the sale of the Photo Color Systems business and the Ferrania, Italy, manufacturing facility, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment and therefore, these operations are presented in the Company's Statements of Operations as discontinued operations. Management's discussion and analysis of the results of operations focuses on the Company's continuing operations.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net revenues from continuing operations for the third quarter of 1999 were $346.0 million, an increase of $14.3 million, or 4.3 percent, from the same period in 1998. Solid volume increases were partially offset by price declines and a slight negative effect of changes in currency exchange rates.

Data Storage and Information Management revenues grew 36 percent, with growth in all three of its major customer markets: mobile and desktop, network and enterprise data center. Color Technologies revenues declined 23 percent driven primarily by the plates and film business. Digital Solutions and Services revenues declined by $8.4 million driven primarily by the anticipated slowing of the Company's more mature Document Imaging business.

Gross profit from continuing operations in the third quarter of 1999 was $110.9 million, or 32.1 percent of revenues, compared with the third quarter of 1998 which was $115.4 million, or 34.8 percent of revenues. Improved volume growth and productivity improvements were off-set by the negative effects of continuing price erosion and changes in product mix.

Selling, general and administrative (SG&A) expenses from continuing operations in the third quarter of 1999 were $69.1 million, or 20 percent of revenues. Comparable SG&A expenses in the third quarter of 1998 were $94.2 million, or
28.4 percent of revenues. SG&A expenses declined 27 percent, or $25.1 million, reflecting the combined impact of a number of items: the Company's restructuring program reduced headcount from continuing operations; the Company's investment in SuperDisk sales promotions peaked in the second quarter of 1998 and has subsequently declined; the Company's information technology (IT) spending has declined; and Kodak and Schroder Ventures transitional services payments in 1999 offset certain SG&A costs. The Company anticipates that the amount of transitional services provided in future quarters will decline which will negatively impact SG&A expenses. Actions will be taken to offset this situation; however, the Company does not anticipate being able to fully offset the financial impact of the loss of this source of funding. While the Company cannot currently predict with certainty the timing or dollar impact, SG&A expenses, as a percentage of revenues, may be negatively impacted by 1 to 2 percentage points over the next 12 to 15 months due to reduced transitional services.

Research and development (R&D) costs from continuing operations totaled $19.1 million, or 5.5 percent of revenues in the third quarter of 1999, compared with $22.6 million, or 6.8 percent in the same period in 1998. This decrease reflects the impact of the Company's restructuring programs. Management continues to expect ongoing R&D investment as a percent of total revenues to range from 5-7 percent during the next several years.

During the third quarter of 1998, the Company recorded a $26.2 million benefit in the restructuring line of the Statement of Operations as an adjustment of the restructuring charge in 1997. Also, in the third quarter of 1998, the Company approved and recorded an additional restructuring charge of $13 million, primarily related to asset write-downs, reflecting further portfolio rationalizations.

Operating income from continuing operations for the third quarter of 1999 was $22.7 million compared to $11.8 million for the same period last year. This improvement is due to the factors discussed above.

Third quarter 1999 interest expense from continuing operations was $0.5 million, compared to $3.1 million in the same quarter last year. This decrease was driven by the use of proceeds from the sale of the Medical Imaging Systems business in the fourth quarter of 1998 to reduce debt.

Net other income and expense in the third quarter of 1999 totaled $0.8 million of income, primarily related to $2.1 million of interest earned on cash invested and offset by the negative impacts of foreign currency transactions. In the same period of 1998, net other income and expense was $0.9 million of income, primarily related to $0.4 million of interest income.

The continuing operations tax rate for the quarter was approximately 40 percent, an improvement of 8 percentage points from 1998's full-year tax rate of approximately 48 percent from all operations. The continuing operations tax rate for the quarter reflects the benefit of the divestiture of the Photo Color Systems business and Ferrania, Italy, manufacturing plant. The Company's current estimate of the full year's tax rate from continuing operations is 40 percent.

Income from continuing operations in the third quarter of 1999 was $13.8 million, or $0.38 per basic share and $0.37 per diluted share, compared with income from continuing operations of $5.6 million, or $0.14 per basic and diluted share, for the same period in 1998 for the reasons discussed above.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

On a year to date basis, net revenues from continuing operations were $1,041.4 million, an increase of $48.8 million or 4.9 percent from the same period in 1998. Solid volume increases were partially offset by price declines and a slight negative effect of changes in currency exchange rates.

Data Storage and Information Management revenues grew 37 percent, with growth in all three of its major customer markets. Color Technologies revenues declined 19 percent driven primarily by the plates and film business. Digital Solutions and Services revenues declined by $22.9 million driven primarily by the anticipated slowing of the Company's more mature Document Imaging business.

Gross profit from continuing operations for the first nine months of 1999 was $321.5 million or 30.9 percent of revenues. This compares with $322.4 million, or 32.5 percent of revenues in 1998. Volume growth and productivity improvements were offset by price reductions and changes in product mix.

Selling, general and administrative (SG&A) expenses for the first nine months of 1999 were $220.2 million, or 21.1 percent of revenues. This compares with $276.8 million, or 27.9 percent of revenues in the first nine months of 1998. As discussed in the comparison of three month results above, the reduction in SG&A expenses results from a number of factors including a reduction in SuperDisk promotional costs, headcount reductions, reduced IT spending, and transitional services payments. Additionally, the first nine months of 1999 benefited from a first quarter $3.5 million gain on the sale of a facility in Bracknell, United Kingdom, and a second quarter $21 million gain from the settlement of a business dispute, offset by an $18 million write-off of certain capitalized software costs.

Research and development costs totaled $57.2 million, or 5.6 percent of revenues, in the first nine months of 1999, down from $65.1 million, or 6.6 percent of revenues in the same period in 1998. This decrease reflects the impact of the Company's restructuring programs.

The Company recorded a $16.8 million benefit in the restructuring line of the Statement of Operations in the first nine months of 1998. The Company recorded a $3.6 million benefit in the second quarter of 1998 reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995 in connection with the Company's spin-off from 3M. In addition, the company also recorded a $13.2 million net benefit in the third quarter of 1998 reflecting a $26.2 million adjustment to the reserve established in the fourth quarter of 1997, offset by a $13.0 million additional restructuring charge.

Operating income from continuing operations for the first nine months of 1999 was $44.1 million, or 4.2 percent of revenues. This represents a $46.8 million improvement over the operating loss of $2.7 million in the same period of 1998. This improvement is due to the factors discussed above.

Year to date interest expense from continuing operations was $1.4 million, compared to $9.3 million in the same period last year. This decrease was driven by the use of proceeds from the sale of the Medical Imaging Systems business to reduce debt.

Net other income and expense in the first nine months of 1999 totaled $3.9 million of income, primarily related to $6.9 million in interest income. This compares to $1.7 million of expense in the comparable period of 1998. Interest income of $3.1 million in the first nine months of 1998 was offset by the negative impact of foreign currency transactions.

The continuing operations tax rate for the first nine months of 1999 was approximately 40 percent, an improvement of 8 percentage points from 1998's full-year tax rate of approximately 48 percent from all operations. The year to date rate reflects the benefit of the divestiture of the Photo Color Systems business and Ferrania, Italy, manufacturing plant. The Company's current estimate of the full year tax rate from continuing operations is 40 percent.

Year to date income from continuing operations in 1999 was $28.0 million, or $0.74 per basic and dilutive share. The loss from continuing operations in the comparable period of 1998 was $7.9 million, or ($0.20) per basic and dilutive share for the reasons discussed above.


FINANCIAL POSITION

The Company had 2.9 months of inventory on hand at September 30, 1999, down from
3.2 months as of December 31, 1998 due to both operational improvements and the disposal of the Photo Color Systems business. Similarly, the accounts receivable days sales outstanding (DSO) was 68 days as of September 30, 1999, down from 80 days as of December 31, 1998 due to operational improvements and the disposal of the Photo Color Systems business.

The book value of property, plant and equipment as of September 30, 1999 was $211.0, a decrease of $22.8 million from December 31, 1998. Approximately $10 million of this decline related to the sale of the Photo Color Systems business, $6 million to the sale of land and building in Bracknell, U.K., and the remainder of the decline due to normal operating activity.


LIQUIDITY

Cash provided by operating activities was $55.1 million during the nine months ended September 30, 1999, compared with $45.7 million during the same period in 1998. Depreciation and amortization was $68.9 million in the first nine months of 1999, down from $96.2 million in 1998 primarily because of the sale of Medical Imaging Systems and Photo Color Systems assets (see note 6 to the Consolidated Financial Statements). Changes in inventory, accounts receivable, and accounts payable provided $8.7 million in cash during the first nine months of 1999 compared to $6.7 million in the comparable period of 1998. Other working capital changes used $23.0 million of cash, in part due to payments related to restructuring and income taxes.

Cash provided by investing activities was $158.5 million for the nine months ended September 30, 1999 compared with cash used of $63.4 million in the comparable period of 1998. Capital expenditures of $46.5 million for the first nine months of 1999 included approximately $7 million related to the purchase of an administrative building previously leased under a synthetic lease. Capital spending decreased from the same period in 1998 which totaled $49.6 million, reflecting the sale of the Medical Imaging Systems business. Capitalized software was $56.5 million in the first nine months of 1998. These costs related primarily to the development of the Company's new IT systems, which was completed in 1998. Proceeds from the sale of businesses include $143 million from the removal of cash restrictions related to the sale of the medical imaging business during the first quarter of 1999. In addition, cash proceeds from the sale of the Photo Color Systems business amounted to $58.9 million in the third quarter of 1999. (See Note 6 to the Consolidated Financial Statements) Cash proceeds from the sale of other businesses was $38.0 million in the same period in 1998.

Net financing activities during the first nine months of 1999 used cash of $105.5 million compared with a $44.6 million use of cash in the comparable 1998 period. The 1999 amount includes $76.3 million in expenditures for the repurchase of approximately 4.1 million shares of the Company's common stock and the repayment of $42.4 million of debt.

On December 31, 1998, the Company entered into a three-year $175.0 million Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventories and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability as of September 30, 1999 was $151.8 million. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the land and buildings at the Company's headquarters in Oakdale, Minnesota, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters.

As of September 30, 1999, the Company's ratio of total debt to total capital was 1.8% as compared to 7.1% as of December 31, 1998. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current credit facility will provide sufficient liquidity to operate the Company.


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

Inventories of each area have been completed and determinations have been made regarding Y2K impact. Inventoried items have been prioritized, assessment plans have been completed and remediation solutions have been developed. Field implementation and verification of compliance of remediation solutions were completed by the end of September 1999. Contingency plans have been developed to address potential Y2K related failures that could affect critical Company operations.

IT System

A significant portion of the Company's global IT infrastructure has been replaced with the remaining portion remediated and tested by September 1999. The Company required a new IT system after the Company's spin-off from 3M and a significant factor in the Company's selection of this system was its Y2K compliance status. The Company believes that the new system has significantly reduced the likelihood of Y2K-related interruptions to normal operations. In addition, the Company has completed system testing of software applications and custom code written for the system, as well as other systems not replaced by the new global IT infrastructure, for Y2K compliance.

Non-IT Systems

The Company has assessed its non-IT systems in its plants and facilities on a world-wide basis for issues of Y2K compliance. This assessment included reviewing not only the Company's manufacturing process control equipment, but also systems that control temperature, utility equipment, telephone systems, and security systems. Laboratory and test equipment have also been evaluated. While the Company does not believe that it is likely to experience material adverse effects related to Y2K in the area of non-IT systems, failure to identify all Y2K vulnerable controls or equipment could result in the inability of a particular plant or facility to manufacture or test product or conduct business in the ordinary course.

Products

The majority of Company products do not have electronic date functionality. Those products that do have electronic date functionality have been assessed and remediation strategies have been implemented to address any issues of Y2K non-compliance. The Company believes it has sufficient resources dedicated to product compliance activities and it does not foresee any material adverse impact on the Company's business, results of operations, or financial position due to Y2K product issues. However, there remains the possibility that the Company could fail to identify all susceptible products or be unable to complete all field remediations for which it is responsible prior to January 1, 2000.

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

Y2K surveys have been sent to the Company's suppliers asking them for the Y2K compliance status of their products and internal operations. The Company has re-contacted its critical and significant suppliers and conducted Y2K phone surveys with them. The feedback received from the phone surveys has been favorable. A re-check of critical suppliers is now in progress to obtain assurance that their programs remain on schedule.

The Company is developing contingency plans as it identifies third parties posing a significant risk to business continuity. Contingency plans may include plans to accumulate extra inventory and/or establish alternative sources of supply and channels of distribution. However, even with diligent planning, third party providers pose an uncertain risk which cannot be entirely eliminated.

Expenditures

Based on current information and resources, the Company estimates that the total cost of its Y2K program could approach $6 million, excluding costs related to the completion of the Company's new IT system. These costs are primarily in the non-IT systems area. Through September 30, 1999, approximately $4 million of this total has been spent, and an additional $1 million is expected to be spent for final testing and verification in 1999. Contingency response activities through June 30, 2000 are expected to require the balance of the $6 million. This estimate is subject to change as the Company moves through final phases of its Y2K plan.

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

Associated with the Company's sale of its Medical Imaging and Photo Color Systems businesses, the Company receives reimbursement for certain transition services and distribution agreements that the Company has agreed to provide Kodak for a period of up to two years, and Schroder Ventures while it integrates accounting and information systems. Kodak and Schroder Ventures, at their option, may terminate the transition services agreement with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. While the Company can not project with certainty the duration of and expected cost reimbursements associated with the transition services and distribution agreements, or the potential impact if the transition services agreement is terminated, SG&A expenses, as a percentage of revenue, may be negatively impacted by 1 to 2 percentage points over the next 12 to 15 months due to the declining need for transition services.


RECENTLY ISSUED ACCOUNTING STANDARDS

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 one year. Accordingly, the Company must adopt SFAS No. 133 no later than January 1, 2001. Adoption of this standard is not expected to have a material impact on the financial statements of the company.


FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the Company's ability to meet its cost reduction and revenue growth targets, lower SG&A reimbursements from Kodak and Schroder as the Company provides fewer transitional services associated with the sale of the Medical Imaging and Photo Color Systems businesses, the resolution of disputes associated with the sale of the Medical Imaging and Photo Color Systems businesses, certain seasonal factors, the competitive pricing environment, foreign currency fluctuations, the ability of Imation to secure an adequate supply of certain high demand products, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products as well as various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1998 Annual Report on Form 10-K and subsequent 10Q filings.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The following legal proceedings had significant developments during the third quarter of 1999:

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

The Company disputes any liability to Jazz Photo and is vigorously defending the action.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of September 30, 1999 would not be material to the Company's financial position or annual results of operations or cash flows.


Items 2-5. Not Applicable


Item 6(a). Exhibits

        The following documents are filed as exhibits to this Report.

                15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page 24.

                27.1    Financial data schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Imation Corp.
                                                 -----------------
                                                   (REGISTRANT)



Date: November 10, 1999             By:   /s/ Robert L. Edwards
                                         -------------------------------------
                                              Robert L. Edwards
                                              Senior Vice President,
                                              Chief Financial Officer
                                              and Chief Administrative Officer

                                  EXHIBIT INDEX


Exhibit
Number                               Description
-------     --------------------------------------------------------------

  15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

  27.1      Financial data schedule.