Form 10-K405
period 1999-12-31
IMATION CORP
filed 2000-03-23
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------

(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE YEAR ENDED DECEMBER 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________ TO________

                         COMMISSION FILE NUMBER: 1-14310

                               ------------------

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

                                  -------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of voting stock of Imation Corp. held by non-affiliates of the Registrant, based on the closing price of $30.9375 as reported on the New York Stock Exchange on February 29, 2000: $1.1 billion.

         The number of shares outstanding of the Registrant's common stock on February 29, 2000 was 36,274,128.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Selected portions of Registrant's Proxy Statement for Registrant's 2000 Annual Meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

            Imation Corp., together with its subsidiaries, (Imation or the Company) was incorporated as a Delaware corporation in March 1996. The Company's principal executive offices are located at 1 Imation Place, Oakdale, Minnesota 55128 (telephone number (651) 704-4000).

            The Company was created by the spin-off of substantially all of the businesses previously operated within Minnesota Mining and Manufacturing Company's (3M) data storage and imaging systems groups. To effectuate the transaction, 3M paid a stock dividend to the holders of record of 3M common stock as of June 28, 1996, based upon a ratio of one share of the Company's common stock for every ten shares of 3M common stock owned on the record date. Effective July 1, 1996 (the Distribution Date), all of the outstanding shares of the Company's common stock were distributed to 3M stockholders.

            Imation is a global technology company and a worldwide leader in the data storage and information management, color management and imaging industries. The Company offers premier data storage media to enterprise data centers, server-based networks, and the mobile and desktop environments, while also providing industry-leading color proofing, color management, and color software products. Global teams of service and consulting professionals bring technical support and workflow consulting to end-customers and third party Original Equipment Manufacturers (OEMs).

            As of December 31, 1999, the Company had approximately 4,850 employees, approximately 3,500 in the United States and 1,350 internationally.


BUSINESS DESCRIPTION

            The Company develops, manufactures and markets worldwide a wide variety of products and services for color management, imaging and data storage applications. The Company's product and service offerings are used to capture, process, store, enhance, manipulate, reproduce and distribute information and images in a wide range of commercial and consumer markets, including enterprise data center computing, network computing, mobile and desktop computing, commercial printing and proofing, marketing communications and graphic arts. A number of the Company's products and services are market leaders in the recording, manipulation and storage of data and images and color management in specific commercial and consumer applications. While established products and services generate a substantial portion of the Company's revenues today, the Company is seeking to expand its revenues by leveraging its existing market positions to increase the use of its current products and services as well as developing new digital-based products and more complete work flow solutions in specific targeted markets.

            The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown in Note 11 to the Consolidated Financial

Statements, are Data Storage and Information Management, Color Technologies, and Digital Solutions and Services.

            The Company's products and services are sold in more than 60 countries and nearly half of the Company's revenues are derived internationally. Financial information by geographic area can be found in Note 11 to the Consolidated Financial Statements.

DATA STORAGE AND INFORMATION MANAGEMENT BUSINESS

            The Company develops, manufactures and markets removable media and solutions, as well as marketing hardware, across three major customer markets - mobile and desktop, network and enterprise data center.

MOBILE AND DESKTOP - Major products include: Diskettes, SuperDisk(TM) Diskettes and Drives, CD-Recordable Discs (CD-R), CD-Rewritable Discs (CD-RW) and Drives, Travan minicartridges, and Imation 1/4-inch cartridges.

            The Company is a worldwide leader in diskette technology, with a leading market position for 1.44MB floppy disks. The Company's 120 MB SuperDisk(TM) diskettes and drives provide a high-capacity, floppy-compatible solution for removable desktop and notebook storage. SuperDisk technology is now available built into personal computers from more than 100 OEMs, and as a peripheral drive with USB, SCSI, IDE or parallel port interface. In the optical media market, the Company offers a full line of CD-R and CD-RW discs.

NETWORK - Major products include: Travan(TM) and Travan NS(TM) (Network Series) minicartridges, Scalable Linear Technology (SLR) cartridges, 4mm and 8mm data tapes, DLT tape cartridges, and 5 1/4" magneto-optical disks.

            In the network computing market, the Company's Travan(TM) and Travan NS(TM) (Network Series) 8 GB and 20 GB cartridges offer affordable, reliable tape storage for the entry-level server market. Imation's 5 1/4" magneto-optical disks store up to 5 gigabytes for multimedia, CAD, and other high-performance optical applications. The Company offers a full line of DLT tape cartridges - storage solutions targeted for mid-to-high end server backup.

            Extending its line of SLR media, the Company offers SLR100 tape media, which holds up to 100 GB of compressed data. Imation also offers 4mm and 8mm data tapes, including the newest DDS150, to round out its line of entry-level to mid-range server backup options.

ENTERPRISE DATA CENTER - Major products include: half-inch tape cartridges and tape, Imation Professional Services and Imation Media Services.

            The Company is a leading media supplier to the enterprise data center market, where organizations store, manage and protect mission-critical data. As a technology co-developer, the Company maintains relationships with leading manufacturers such as International Business Machines Corporation (IBM), Quantum Corporation and Storage Technology Corp., in order to develop new leading-edge storage technologies.

            Used for near-line data storage and retrieval, mass storage, and archival storage of mission-critical data, Blackwatch(TM) and Royal Guard(TM) 1/2 inch tape cartridges are manufactured to high quality standards to ensure data integrity. The Company's enterprises storage media - 9840, 9490EE, 3490, 3480, 3590, and SD-3 - are marketed based on performance, capacity, reliability, scalability and compatibility.

            In 1999, the Company leveraged its technical service history and expertise to develop solutions and services to meet the information management needs of global businesses. In the area of professional services, the Company works with operations and data centers to help solve challenges, plan for technology transitions, and address event-driven issues such as data recovery. As part of these professional services, the Company has established a SAN (Storage Area Network) Solutions Lab at its worldwide headquarters in Oakdale, Minn., to test new technologies and work with customers to determine the best solutions for their needs.

COLOR TECHNOLOGIES BUSINESS

            The Company manufactures and markets products and provides service and technical support for a broad range of applications in the capture, enhancement, management and transmission of images in selected markets for the printing, publishing, packaging and graphic imaging markets. Products include conventional color proofing systems, digital color proofing systems and software, pre-press software, laser films and image setting materials, metal printing plates, graphic arts films, photographic chemicals, miscellaneous supplies and Matchprint Laser proofing systems.

            The Company has strong market and brand positions in certain product areas. The Matchprint(TM) color proofing system has been a recognized industry standard for more than 20 years. The Matchprint proofing product line covers both categories of proofing, conventional film based systems, and digital proofing systems which provide color proofs from digital data prior to output for printing. The digital systems include key technologies of inkjet, electrophotography, thermal laser and dye sublimination. Imation Rainbow models 2740, 2730 and 4700 continue as components of the product line. The Company also develops and markets a variety of software products for use in the prepress workflow of color print production. These include asset management products such as Media Manager; color management products, including the Imation Color Fidelity Module; and other color profiling tools used in quality assurance in the print industry.

            The Company also produces photo quality inkjet paper, which allows desktop computer users to print photo-quality images on color ink jet printers. This product is believed to provide superior image quality and color reproduction, and significantly faster drying time than competitive products. This product, which was designed for use with a variety of color ink jet printers, is available through mass retail and photo stores. The Company also markets carbonless paper products, such as multi-part business forms.

DIGITAL SOLUTIONS AND SERVICES BUSINESS

            The Digital Solutions and Services business is a global service organization, currently servicing the Company, 3M and targeted OEM end-user customers' hardware systems. In addition, the Company also resells analog and digital equipment and related services directly to the document imaging market. The Company's operational service infrastructure includes field technicians, phone support, help desk, logistics and spare parts. The Company also offers enhancement services, such as training, service engineering and technical documentation. In addition, the Company is expanding into customized solutions, with professional services offerings for very specific vertical markets, such as Brand Asset Management for the packaging production workflow, with close ties to the Company's core businesses. The Company intends to expand its overall offerings in both solutions and services to support and complement the Company's core strategic focus in data storage and color management.

DIVESTED BUSINESSES

PHOTO COLOR SYSTEMS

            The Company sold its worldwide Photo Color Systems business effective August 2, 1999, to Schroder Ventures, through its wholly owned affiliate, Ferrania Lux, S.A.R.L. The Company's Photo Color Systems business was one of the world's leading suppliers of private label film for the amateur photography retail market. At the time of the sale, the Company's color print film could be found in more than 125 private label brands. The Company also marketed single use cameras, which were sold pre-loaded with the Company's film.

INDUSTRY BACKGROUND

            The imaging and information industries in which the Company operates are concerned with the management and storage of data on removable media and with the creation, capture, manipulation, storage, production and distribution of images and color. Advancements in digital technologies have profoundly affected imaging applications by providing capabilities to accomplish those tasks more efficiently, with greater accuracy and at lower cost. These industries are also being profoundly impacted by the availability of new methods of accessing, transporting and manipulating data and images through software, networking and the Internet.

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

COMPETITION

            The Company competes in several highly competitive markets to various degrees on the basis of quality, performance, reliability, price, breadth of product line, customer service, and availability of systems solutions. Imation is engaged in advancing technology fields for data storage and color management where its ability to compete depends upon its ability to improve its products and manufacturing processes, develop and introduce new products and to reduce costs. Price declines are a continual factor in the data storage industry as storage capacity of media increases, as competition develops and as production experience is accumulated. Many companies compete with Imation in various market segments, including both foreign and domestic, and are primarily large multinationals but may also include smaller, more specialized companies.

SALES, MARKETS AND DISTRIBUTION METHODS

            The Company's products and services are sold directly to users through the Company's field sales organizations and through numerous channels of distribution including wholesalers, retailers, jobbers, distributors and dealers in over 60 countries. No one customer individually accounts for a material amount of the Company's total sales.

RAW MATERIALS

            The principal raw materials used by the Company are polyester film, paper, resins and specialty chemicals. The Company makes significant purchases of these and other materials and components used in the Company's manufacturing operations from many domestic and foreign sources. The Company has been able to obtain sufficient materials and components from sources around the world to meet its needs. 3M continues to be a major supplier to the Company of certain raw materials and specialty chemicals.

RESEARCH AND PATENTS

            Research and product development have historically played an important role in the Company's activities. The Company has research laboratories for the improvement of its existing products and for the development of new products. The Company's research and development expenses for continuing operations were $76.0 million, $87.8 million and $97.1 million for 1999, 1998 and 1997, respectively. The Company expects its research and development expenses, as a percent of total revenues, to be in the 5-7 percent range during the next several years.

            Approximately 61, 64 and 63 United States patents, owned by either 3M or the Company, were issued in 1999, 1998 and 1997, respectively, for which the Company receives rights in its business fields and which are attributable to continuing operations.

            In connection with the spin-off from 3M in 1996, the Company was granted rights, on both exclusive and non-exclusive terms, from 3M and others which enable it to continue to use the intellectual property previously utilized by the Company when it was part of 3M. The Company does not consider that its business as a whole is materially dependent upon any one patent, license or trade secret or any group of related patents, licenses or trade secrets, except with respect to those rights granted from 3M.

MANUFACTURING

            The core manufacturing competencies of the Company include precision coating, servowriting and state-of-the-art molding capabilities. These competencies, combined with the Company's reputation for quality, competency related to unit cost reduction and research and development competencies of materials science, color management, hard copy imaging, and magnetic and optical recording, give the Company a strong technological base to take advantage of the opportunities in color, data storage and image management.

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

As of December 31, 1999, the Company had reserved approximately $4.1 million with respect to environmental liabilities. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company's reserves.

                        EXECUTIVE OFFICERS OF THE COMPANY

            The executive officers of the Company on March 10, 2000, together with their ages and business experience, are set forth below.

            WILLIAM T. MONAHAN, age 52, is Chairman of the Board, President and Chief Executive Officer, positions he has held since the Company spun-off from 3M on July 1, 1996. From June 1993 to March 1996, he was Group Vice President responsible for 3M's Electro and Communications Group, and from May 1992 to May 1993, he was Senior Managing Director of 3M Italy. From September 1989 to May 1992, he was Vice President of 3M's Data Storage Products Division.

            BRADLEY D. ALLEN, age 49, is Vice President, Corporate Communications and Investor Relations. He has led the Company's investor relations function since spin-off. From October of 1994 to May of 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics. Prior to Cray Research, he headed the investor relations function at Digital Equipment Corporation.

            BARBARA M. CEDERBERG, age 46, is Vice President and President, Color Technologies. Prior to her appointment in October 1998, she was General Manager of Printing and Proofing Products for the Company. Prior to joining the Company at spin-off on July 1, 1996, she held various positions at 3M.

            JACQUELINE A. CHASE, age 46, is Vice President, Human Resources. She has been with the Company since the spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M's legal department. Prior to joining 3M, she was an associate attorney at the law firm of Oppenheimer, Wolff and Donnelly.

            ROBERT L. EDWARDS, age 44, is Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He joined the Company in April 1998 after twenty years of experience in the transportation and energy industries with Santa Fe Industries affiliated or predecessor companies. From 1991 to 1995, he was Senior Vice President, Treasurer and Chief Financial Officer, and from 1995 to 1998, he was Senior Vice President, Business Development of Santa Fe Pacific Pipelines, Inc.

            MICHAEL A. HOWARD, age 50, is Vice President and President, Digital Solutions and Services. He joined the Company in June 1998 from Digital Equipment Corporation, where he held several executive sales positions over the previous twenty-two years, the most recent of which was Vice President, Microsoft/Digital Alliance.

            GALEN K. JOHNSON, age 45, is Vice President, Treasurer. He joined the Company in August 1998 from Alliant Techsystems where he was Vice President and Treasurer. Prior to joining Alliant with the company's spin-off from Honeywell, he held several treasury and financial control positions at Honeywell and spent five years in public accounting with Arthur Andersen.

            STEVEN D. LADWIG, age 42, is Senior Vice President and President, Data Storage and Information Management. He joined the Company in July 1998 after nineteen years with IBM. Most recently he was General Manager for Network Computing and Software for Global Small and Medium Businesses from October 1996 to June 1998. From 1994 to October 1996, he was Vice President of Development, AS/400 Division.

            JOHN L. SULLIVAN, age 45, is Vice President, General Counsel and Secretary. He joined the Company in August 1998 from Silicon Graphics, Inc., where he held several legal counsel positions and most recently was Vice President-General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research, Inc. from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research, Inc. became part of Silicon Graphics in 1996.

            DAVID H. WENCK, age 56, is Vice President, International, a position he has held since March 1998. Prior to assuming his current responsibilities, he was Vice President, Asia, Latin America and Canada, assuming that role at spin-off. From May 1995 to July 1996, he was General Manager of 3M's Data Storage Optical Technology Division. From December 1994 to April 1995, he was Department Manager of 3M's Software Media and CD-ROM Services Department, and from July 1986 to September 1994, he was Project Manager of 3M's Optical Recording Project.

            PAUL R. ZELLER, age 39, is Vice President, Corporate Controller. He was elected to his position as Vice President in February 2000, and has held the Corporate Controller position since May 1998. He joined the Company at spin-off and held accounting manager and division controller positions with the Company prior to assuming his current responsibilities. Prior to joining the Company, he held several accounting management positions with 3M prior to spin-off and spent four years in public accounting with Coopers & Lybrand.

ITEM 2. PROPERTIES.

            The Company's headquarters are located in Oakdale, Minnesota. The Company's major facilities (all of which are owned by the Company, except where noted), and the products manufactured at such facilities are listed below. The Company's facilities are in good operating condition suitable for their respective uses and adequate for the Company's current needs.

FACILITY                                        PRODUCTS
United States
-------------
Camarillo, California                           Data tape
Menomonie, Wisconsin (leased)                   Laserdisc
Nekoosa, Wisconsin                              Carbonless paper
Oakdale, Minnesota                              Headquarters/laboratory facility
Pine City, Minnesota                            Micrographic cards
Tucson, Arizona                                 Data tape
Wahpeton, North Dakota                          Diskettes/molding
Weatherford, Oklahoma                           Diskettes/conventional proofing


International
-------------
Bracknell, United Kingdom (leased)              Administrative
Segrate, Italy (leased)                         Administrative
Schiphol-rijk, Netherlands (leased)             Administrative
Ommoord, Netherlands (leased)                   Administrative
Madrid, Spain (leased)                          Administrative
Neuss, Germany (leased)                         Administrative
Cergy, France (leased)                          Administrative
London, Ontario, Canada (leased)                Administrative
Pennant Hills, Australia (leased)               Administrative
Tokyo, Japan (leased)                           Administrative
North Point, Hong Kong (leased)                 Administrative
Singapore (leased)                              Administrative

The Company is in the process of liquidating certain properties in Florida, Argentina where manufacturing operations ceased in 1998.

ITEM 3. LEGAL PROCEEDINGS.

            The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain as of December 31, 1999 the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 1999 would not be material to the Company's financial position or annual results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            As of February 29, 2000, there were 36,274,128 shares of the Company's common stock, $.01 par value (Common Stock), outstanding held by approximately 43,363 shareholders of record. The Company's Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Company did not pay any dividends during 1999. Future dividends will be determined by the Company's Board of Directors.

            The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on the New York Stock Exchange Composite Transactions.

                       1999 SALES PRICES                 1998 SALES PRICES
                       -----------------                 -----------------

                       HIGH           LOW                HIGH           LOW
                       ----           ---                ----           ---

First Quarter          $17.13         $15.13             $19.00         $13.56
Second Quarter         $26.31         $15.06             $19.69         $15.94
Third Quarter          $31.00         $23.00             $19.25         $14.94
Fourth Quarter         $34.25         $26.69             $19.00         $14.56

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA*

                                                 1999           1998           1997            1996            1995
--------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)
Statement of Operations Data:
    Net revenues                           $  1,412.6     $  1,328.9     $  1,502.1      $  1,604.9      $  1,637.4
    Gross profit                                433.6          426.8          501.8           541.7           500.7

    Selling, general and administrative         294.2          366.8          385.9           379.6           363.8
    Research and development                     76.0           87.8           97.1           124.8           157.5
    Restructuring                                  --          (16.8)         160.0            37.6            85.0
    Operating income (loss)                      63.4          (11.0)        (141.2)           (0.3)         (105.6)
    Income (loss) from continuing
        operations before tax and
        minority interest                        69.3          (22.0)        (165.8)           (5.4)         (116.3)
    Income (loss) from continuing
         operations (1)                          42.3          (12.7)        (135.6)           (7.6)          (56.6)
    Earnings (loss) per common share
        from continuing operations:
            Basic                                1.13          (0.33)         (3.42)          (0.18)          (1.35)
            Diluted                              1.12          (0.33)         (3.42)          (0.18)          (1.35)

Balance Sheet Data:
    Working capital                        $    414.2     $    506.7     $    538.9      $    607.3      $    658.4
    Property, plant and equipment, net          212.8          233.8          381.6           480.1           513.2
    Total assets                              1,127.6        1,313.3        1,665.5         1,573.3         1,541.5
    Long-term debt                                1.1           32.7          319.7           123.1              --
    Total liabilities                           402.3          552.2          983.3           643.0           392.8
    Total shareholders' equity                  725.3          761.1          682.2           930.3         1,148.7

Other Information:
    Current ratio                                 2.2            2.2            2.0             2.5             3.2
    Days sales outstanding (2)                     62             80             76              77              78
    Days of inventory supply (2)                   76             97            103              97             103
    Assets/equity                                 1.6            1.7            2.4             1.7             1.3
    Return on average assets (3)                  3.6%           n/m            1.5%            3.7%            0.9%
    Return on average equity (3)                  5.7%           n/m            2.1%            3.8%            0.8%
    Capital expenditures (4)               $     64.1     $    132.4     $    116.3      $    167.4      $    180.2
    Number of employees (5)                     4,850          6,400          9,800           9,400          12,300

-------------------

* See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--General Overview" for a description of the basis of presentation of the financial information presented in this table.

(1) Income (loss) from continuing operations, excluding restructuring and other special charges, in 1998, 1997, 1996 and 1995 was $(18.9) million, $17.2 million, $39.4 million and $9.9 million, respectively (see Note 5 of the Notes to Consolidated Financial Statements).
(2) 1998 excludes impact of the medical imaging business which was sold on November 30, 1998. 1999 excludes the impact of the Photo Color business which was sold on August 2, 1999.

(3) Return percentages are calculated using income (loss) from continuing operations, excluding restructuring and other special charges noted in (1) above for 1998, 1997, 1996 and 1995. Average assets are calculated using continuing operations.
(4) Capital expenditures in 1998 include $67.5 million for the purchase of the Company's research and development facility previously under a synthetic lease.
(5) Years prior to 1999 include employees of subsequently discontinued operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

            On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business and its manufacturing facility in Ferrania, Italy. As a result of this sale, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment and therefore, these operations are presented in the Company's Statements of Operations as discontinued operations. Unless otherwise noted, the following discussion of results of operations refers to continuing operations only. The discussion of financial condition and liquidity refers to the total company, which includes continuing and discontinued operations.

            The following table displays the Company's results of operations for 1999, 1998 and 1997. The 1998 and 1997 results are presented below as reported and adjusted. The adjusted results exclude restructuring and other special charges, and other year-end adjustments, as applicable.

--------------------------------------------------------------------------------------------------------------
                                                                    1998                        1997
(In millions,                                             -----------------------     ------------------------
except per share data)                          1999      Reported      Adjusted       Reported      Adjusted
--------------------------------------------------------------------------------------------------------------
Net revenues                                 $ 1,412.6    $ 1,328.9     $ 1,328.9     $ 1,502.1     $ 1,502.1
--------------------------------------------------------------------------------------------------------------
Gross profit                                     433.6        426.8         426.8         501.8         516.8
--------------------------------------------------------------------------------------------------------------
Selling, general and administrative              294.2        366.8         366.8         385.9         376.4
--------------------------------------------------------------------------------------------------------------
Research and development                          76.0         87.8          87.8          97.1          97.1
--------------------------------------------------------------------------------------------------------------
Restructuring                                       --        (16.8)           --         160.0            --
--------------------------------------------------------------------------------------------------------------
Operating income (loss)                           63.4        (11.0)        (27.8)       (141.2)         43.3
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          42.3        (12.7)        (18.9)       (135.6)         17.2
--------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share,
continuing operations                        $    1.12    $   (0.33)    $   (0.48)    $   (3.42)    $    0.43
--------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

            The following table sets forth the percentage relationship to revenue of certain items in the Company's Consolidated Statements of Operations for the years indicated.

-----------------------------------------------------------------------------------------------------------------
                                                                                    Percentage of dollar increase
     Percentage of revenue                                                                   (decrease)
-----------------------------------------------------------------------------------------------------------------
   1999          1998          1997                                                 1999 vs 1998     1998 vs 1997
-----------------------------------------------------------------------------------------------------------------
  100.0%        100.0%        100.0%      Net revenues                                   6.3%            (11.5)%
-----------------------------------------------------------------------------------------------------------------
   30.7          32.1          33.4       Gross profit                                   1.6             (14.9)
-----------------------------------------------------------------------------------------------------------------
   20.8          27.6          25.7       Selling, general and administrative          (19.8)             (4.9)
-----------------------------------------------------------------------------------------------------------------
    5.4           6.6           6.5       Research and development                     (13.4)             (9.6)
-----------------------------------------------------------------------------------------------------------------
     --          (1.3)         10.6       Restructuring                                  n/m               n/m
-----------------------------------------------------------------------------------------------------------------
    4.5          (0.8)         (9.4)      Operating income (loss)                        n/m               n/m
-----------------------------------------------------------------------------------------------------------------
   (0.4)          0.9           1.6       Non-operating (income) expense, net            n/m               n/m
-----------------------------------------------------------------------------------------------------------------
    1.9          (0.7)         (2.0)      Income tax provision (benefit)                 n/m               n/m
-----------------------------------------------------------------------------------------------------------------
    3.0          (1.0)         (9.0)      Income (loss) from continuing operations       n/m               n/m
-----------------------------------------------------------------------------------------------------------------
n/m: not meaningful


            The following table includes the same information as above, but excludes the impact of restructuring and other special charges as discussed in "General Overview".

-----------------------------------------------------------------------------------------------------------------
   Percentage of revenue (excluding                                                 Percentage of dollar increase
restructuring and other special charges)                                                     (decrease)
-----------------------------------------------------------------------------------------------------------------
    1999          1998          1997                                                1999 vs 1998     1998 vs 1997
-----------------------------------------------------------------------------------------------------------------
   100.0%        100.0%        100.0%     Net revenues                                   6.3%          (11.5)%
-----------------------------------------------------------------------------------------------------------------
    30.7          32.1          34.4      Gross profit                                   1.6           (17.4)
-----------------------------------------------------------------------------------------------------------------
    20.8          27.6          25.1      Selling, general and administrative          (19.8)           (2.6)
-----------------------------------------------------------------------------------------------------------------
     5.4           6.6           6.4      Research and development                     (13.4)           (9.6)
-----------------------------------------------------------------------------------------------------------------
     4.5          (2.1)          2.9      Operating income (loss)                        n/m             n/m
-----------------------------------------------------------------------------------------------------------------
    (0.4)          0.6           1.3      Non-operating (income) expense, net            n/m             n/m
-----------------------------------------------------------------------------------------------------------------
     1.9          (1.3)          0.5      Income tax provision (benefit)                 n/m             n/m
-----------------------------------------------------------------------------------------------------------------
     3.0          (1.4)          1.1      Income (loss) from continuing operations       n/m             n/m
-----------------------------------------------------------------------------------------------------------------
n/m: not meaningful

NET REVENUES

            Net revenues in 1999, 1998 and 1997 were $1,412.6 million, $1,328.9 million and $1,502.1 million, respectively. Net revenues increased 6.3 percent in 1999 compared to a decrease of 11.5 percent in 1998. The revenue increase in 1999 is due to solid volume increases, partially offset by price declines and a slight negative effect of changes in currency exchange rates. Volume increases were across all geographic regions. Revenues declined in 1998 primarily due to price erosion and, to a lesser extent, unfavorable changes in currency exchange rates. Approximately 45 percent of the Company's net revenues in 1999 were from sales outside the United States compared to 43 percent in 1998 and 1997.

GROSS PROFIT

            Gross profit for 1999 and 1998 was $433.6 million and $426.8 million, respectively. Gross profit for 1997 was $501.8 million, which includes the impact of $15.0 million in special charges primarily related to the write-down of inventory. Gross profit was 30.7 percent of revenue in 1999 compared to 32.1 percent in 1998. Excluding the impact of special charges, gross profit in 1997 would have been $516.8 million, or 34.4 percent of revenues. During 1999 volume growth and productivity improvements were offset by price reductions and changes in product mix. The decline in 1998 was driven by the effects of price erosion and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            In 1999, 1998 and 1997, selling, general and administrative (SG&A) expenses were $294.2 million, $366.8 million and $385.9 million, respectively. SG&A expenses were 20.8 percent and 27.6 percent of revenues in 1999 and 1998, respectively. Excluding special charges of $9.5 million in 1997, SG&A expenses would have been $376.4 million, or 25.1 percent of revenues. The decrease in SG&A in 1999 results from a number of factors including headcount reductions, reduced information technology spending, reimbursement of transition services related to the Company's discontinued operations and the reduction in SuperDisk(TM) promotional costs. SG&A expenses, as a percentage of revenue, may be negatively impacted by 1 to 1.5 percentage points over the next 12 months due to declining demand for transition services associated with the divestiture of the Medical Imaging and Photo Color Systems businesses. In addition, 1999 included a $3.5 million gain on the sale of a facility in Bracknell, U. K., and a $21.0 million gain from the settlement of a business dispute, partially offset by an $18.0 million write-off of certain capitalized software costs. The 1998 increase in SG&A expenses as a percentage of revenues compared to 1997 was primarily due to the decline in revenues. The 1998 decline in spending compared to 1997 was due to benefits resulting from the Company's 1997 restructuring program, partially offset by the Company's investment in its SuperDisk(TM) program and costs attributable to the Company's IT infrastructure development. The 1997 SG&A expenses include $15.3 million of start-up costs related to designing and implementing more efficient business processes and developing the Company's brand identity. In 1998, the Company began amortizing capitalized software development costs associated with the design, testing and implementation of the Company's new IT systems.

RESEARCH AND DEVELOPMENT EXPENSES

            Research and development expenses in 1999, 1998 and 1997 were $76.0 million, $87.8 million and $97.1 million, respectively. The decline primarily reflects the impact of more focused research and development spending and the Company's 1997 restructuring program.

RESTRUCTURING

            In 1998, the Company recorded a $16.8 million net benefit in the restructuring line of the

Statement of Operations, consisting of a $3.6 million benefit reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995, and a $26.2 million reversal of restructuring reserves established in the fourth quarter of 1997, offset by $13.0 million of new charges, primarily related to asset write-downs. The $26.2 million adjustment to the 1997 restructuring charge resulted primarily from three factors: a better than expected result from the sale of the Company's CD-ROM business, lower than expected costs from closing certain research and development facilities (primarily the facility in the United Kingdom) and lower than expected costs associated with employee terminations.

            The Company recorded restructuring charges of $160.0 million in 1997. These charges relate to the Company's reorganization and restructuring activities and include costs associated with employee separation benefits, fixed asset write-offs, and other business exit costs.

OPERATING INCOME (LOSS)

            Operating income for 1999 was $63.4 million. Operating losses for 1998 and 1997 were $11.0 million and $141.2 million, respectively. Excluding restructuring and special charges, the operating loss would have been $27.8 million in 1998 and operating income would have been $43.3 million in 1997. As a percent of revenues, operating income (loss) excluding restructuring and special charges for 1999, 1998 and 1997 represented 4.5 percent, (2.1) percent and 2.9 percent of revenues, respectively.

            For 2000, the Company anticipates operating income growth of 20 percent over reported 1999 operating income, on continued revenue growth. While it is anticipated that operating income will show an increase in first quarter 2000 as compared to first quarter 1999, the Company does not expect to reach the same level of operating income it has achieved in the last two quarters of 1999, as the Company will be investing in new product and service offerings.

NON-OPERATING INCOME/EXPENSE

            Non-operating income was $5.9 million in 1999. Non-operating expense was $11.0 million and $24.6 million for 1998 and 1997, respectively. 1999 reflects lower interest costs, higher interest income and gains on certain investments. The decrease in non-operating expense in 1998 compared to 1997 was due to increased investment income and reduced currency transaction losses, offset by the increase in interest expense on outstanding borrowings. Also, in connection with the termination of the Company's revolving credit agreement, the Company incurred $2.6 million of costs in 1998 primarily related to an interest swap agreement. The Company utilizes certain financial instruments to manage risks associated with interest rate and foreign currency risks. See Note 8 to the Consolidated Financial Statements.

INCOME TAX

            Excluding restructuring and other special charges, the Company's effective tax rate was 39 percent, 48 percent and 29 percent of pre-tax income for 1999, 1998 and 1997, respectively. The decrease in the 1999 tax rate was due primarily to continuing improvement in worldwide profitability, including increasing profits in lower tax geographies. Future profits and the benefits of a tax effective structure are expected to decrease future tax rates. The Company has performed an analysis of the recoverability of deferred tax assets and has recorded valuation allowances for certain amounts not considered recoverable. At December 31, 1999, the

Company had deferred tax assets and liabilities, net of valuation allowances, of $80.5 million. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income, primarily in the U. S. The Company believes that it will generate sufficient future taxable income to recover the Company's recorded net deferred tax assets.

INCOME (LOSS) FROM CONTINUING OPERATIONS

            Income from continuing operations for 1999 was $42.3 million, or $1.12 per diluted share, compared with a loss for 1998 of $12.7 million, or $0.33 per diluted share, and a loss of $135.6 million or $3.42 per diluted share in 1997. Excluding restructuring and other special charges, the loss from continuing operations would have been $18.9 million or $0.48 per diluted share in 1998; income from continuing operations would have been $17.2 million or $0.43 per diluted share in 1997. The reduction in shares outstanding resulting from the Company's share repurchase program, discussed in the Liquidity section of Management's Discussion and Analysis, has had a positive impact on earnings per share amounts.

PERFORMANCE BY GEOGRAPHIC AREA

            Approximately 45 percent of the Company's net revenues in 1999 were from sales outside the United States compared to 43 percent in both 1998 and 1997. United States revenues totaled $783.4 million, $755.9 million and $848.7 million in 1999, 1998 and 1997, respectively. International revenues were $629.2 million, $573.0 million and $653.4 million in 1999, 1998 and 1997, respectively. The Company experienced volume increases across all geographic regions in 1999. Strong volume gains were somewhat offset by price erosion in 1999. Internationally, unfavorable currency translation effects also partially offset volume gains. In 1998, domestic revenues were down due to price erosion. International revenues were down due to price erosion and unfavorable currency translation, offset slightly by volume increases.

PERFORMANCE BY SEGMENTS

            The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are discussed below, are Data Storage and Information Management, Color Technologies and Digital Solutions and Services.

DATA STORAGE AND INFORMATION MANAGEMENT

            Data Storage and Information Management net revenues of $952.1 million for 1999, increased $237.9 million from 1998, which had declined $62.4 million from 1997. The increase in 1999 was across substantially all major customer markets. The enterprise and network businesses led sales growth in this segment. The decrease in 1998 was driven by declines in the Company's more mature mobile and desktop product sales including standard diskettes and desktop tape cartridges, offset partially by increases in net revenues from SuperDisk(TM) drives and diskettes and certain network and enterprise data center products. Operating income in 1999 of $31.9 million represented a profitability increase of $62.4 million from an operating loss of $30.5 million in 1998. Operating income was $22.7 million in 1997. The improvement in 1999 was primarily driven by volume increases in higher-margin new products in the enterprise and network markets and a reduction in SuperDisk(TM) program spending. The decline in 1998 was driven primarily by the Company's investment in SuperDisk(TM) and other Data Storage technologies and, to a lesser extent, by declines in other mobile and desktop products.

COLOR TECHNOLOGIES

            Color Technologies net revenues declined $70.2 million to $339.8 million in 1999 compared to 1998. Net revenues in 1998 decreased $69.1 million to $410.0 million from the prior year. The declines in both years were driven primarily by planned reductions in the plates and film businesses. Operating income of $37.8 million increased $2.3 million from 1998, which was down $5.1 million from 1997. The increase in operating income in 1999 resulted from manufacturing cost improvements in the proofing business.

DIGITAL SOLUTIONS AND SERVICES

            Digital Solutions and Services 1999 net revenues of $114.1 million declined $29.4 million from 1998, which declined $24.6 million from 1997. The declines were driven primarily by the anticipated slowing of the Company's more mature Document Imaging business. 1999 operating loss was $2.0 million versus an operating loss of $3.3 million in 1998 and operating income of $5.3 million in 1997. The improvement in 1999 is the result of improved cost control and operational efficiency. The decline in 1998 from 1997 reflects investments in new business opportunities.

FINANCIAL POSITION

            In general, most balance sheet accounts as of December 31, 1999 decreased as a result of the sale of the Photo Color Systems business in August (see Note 3 to the Consolidated Financial Statements). The accounts receivable days sales outstanding (DSO) was 62 days at December 31, 1999, down from 80 days at December 31, 1998. The reduction is due to operational improvements. The Company had 76 days of inventory supply on hand at December 31, 1999 compared to 97 days at December 31, 1998. This decrease is primarily related to improved inventory management as well as by strong demand in the later part of the fourth quarter. Other current assets were $133.1 million at December 31, 1999 compared to $265.7 million at December 31, 1998. This decrease is primarily due to the release of restricted cash from the sale of the Medical Imaging Systems business (see Note 3 to the Consolidated Financial Statements). The $62.3 million reduction in other liabilities is primarily due to the sale of the Photo Color Systems business and funding of the Company's defined benefit pension plans.

            The net book value of property, plant and equipment at December 31, 1999 was $212.8 million, a decrease of $21.0 million from $233.8 million at December 31, 1998. This decrease is due primarily to the sale of the Photo Color Systems business and the Bracknell, U.K. facility.

LIQUIDITY

            Cash provided by operating activities was $84.7 million in 1999 and $133.5 million in 1997, while cash used in operating activities was $6.4 million in 1998. The adjustments to net income included depreciation and amortization of $87.7 million, $129.4 million and $147.5 million in 1999, 1998 and 1997, respectively, and a net restructuring benefit of $16.8 million in 1998. Restructuring and other special charges totaled $241.6 million in 1997. Adjustments also include a $65.0 million gain in 1998 associated with the sale of the Medical Imaging Systems business. Working capital was positively impacted in 1999 by the reduction in days of inventory supply and accounts receivable DSO. During 1999 and 1998, the Company made net cash payments related to restructuring charges of approximately $23 million and $45 million, respectively, related to both continuing and discontinued operations. In addition, other operating activities included approximately $40 million used to fund defined benefit pension plans in 1999.

            Cash provided by investing activities was $142.8 million and $247.6 million in 1999 and 1998, respectively, with $240.6 million used in 1997. Proceeds from the sale of the Photo Color and Medical Imaging Systems businesses provided $201.9 million and $389.2 million in 1999 and 1998, respectively. In addition, proceeds from the sale of other businesses were $38.0 million in 1998. Capital spending totaled $64.1 million, $132.4 million and $116.3 million in 1999, 1998 and 1997, respectively. Capital expenditures by business segment are shown in Note 11 to the Consolidated Financial Statements. Capital expenditures in 1998 included $67.5 million for the purchase of the Company's research and development facility previously under a synthetic lease structure. The Company expects capital spending in 2000 to be approximately $85 million primarily related to planned investments in manufacturing technology for new data storage products. The Company capitalized $59.3 million and $97.8 million of software expenditures in 1998 and 1997, respectively, primarily related to the development, testing and implementation of the Company's new IT systems. Net cash paid in 1997 related to business acquisitions totaled $29.0 million.

            The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at December 31, 1999 was $130.2 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company's interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.75 percent and 1.25 to 2.25 percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. No borrowings were outstanding under the Loan Agreement at December 31, 1999.

            In addition, certain subsidiaries have arranged borrowings locally outside of the agreements discussed above. As of December 31, 1999, $27.3 million of short-term and $1.1 million of long-term borrowings were outstanding under such arrangements.

            As of December 31, 1999, the Company's ratio of debt to total capital was 3.8 percent as compared with 7.1 percent at December 31, 1998. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company for the foreseeable future.

            The Company's Board of Directors has authorized the repurchase of up to 10 million shares of the Company's common stock. As of December 31, 1999, the Company had repurchased 4.4 million shares under this authorization and held, in total, 5.7 million shares of treasury stock acquired at an average price of $20.74 per share.

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

            The Euro conversion may lead to increased competition between countries and potential erosion of margins as prices in different countries are more transparent. The Company is reviewing its marketing strategies to address possible increased competition and is also reviewing and testing its software compatibility with the Euro conversion. The Company will continue to review the impact of the conversion to the Euro; however, the Company does not expect that the Euro conversion will have a material impact on the Company's results of operations and financial position.

SALE OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS BUSINESSES

            As discussed in Note 3 to the Consolidated Financial Statements, on November 30, 1998, the Company sold its worldwide Medical Imaging Systems business to Eastman Kodak Company (Kodak). The Company, however, retained its manufacturing facility in Ferrania, Italy, (the Ferrania Facility) from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998.

            On August 2, 1999, the Company sold its Photo Color Systems business and the Ferrania Facility to Schroder Ventures (see Note 3 to the Consolidated Financial Statements).

            Associated with the Company's sale of its Medical Imaging and Photo Color Systems businesses, the Company receives reimbursement for certain transition services that the Company has agreed to provide to the respective purchasers as they integrate those businesses into their organizations. Kodak and Schroder Ventures, at their option, may terminate their respective transition services agreements with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. While the Company can not project with certainty the duration of and expected cost reimbursements associated with the transition services, or the potential impact if the transition services agreements are terminated, SG&A expenses, as a percentage of revenue, may be negatively impacted by 1 to 1.5 percentage points over the next 12 months due to the declining need for transition services.

MARKET RISKS

            The Company is exposed to various market risks, including volatility in foreign currency exchange rates and interest rates. These exposures primarily relate to the sale of products to foreign customers, purchases from foreign suppliers, acquisition of raw materials from both domestic and foreign suppliers, and changes in interest rates. The Company utilizes derivative financial instruments, including forward exchange contracts, options and swap agreements to manage certain of these exposures when it is considered practical to do so in accordance with established policies and procedures. The Company does not hold or issue derivative financial instruments for speculative purposes and is not a party to leveraged derivative transactions.

            As a global company, changes in the exchange rates of foreign currencies relative to the U.S. dollar affect the Company's financial results. The Company, from time-to-time, enters into forward foreign exchange contracts principally to hedge booked receivables and payables denominated in foreign currencies that, when remeasured according to generally accepted accounting principles, impact the income statement. For certain markets, particularly Latin America, where forward exchange contracts are not available or determined not to be cost effective, the Company attempts to minimize currency exposure risk through pricing and working capital management. There can be no assurances that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. Factors that could impact the effectiveness of the Company's hedging include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. Although the Company attempts to utilize transaction hedging to reduce the impact of changes in currency exchange rates on booked transactions, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which the Company incurs costs, the Company's sales or costs are adversely impacted.

            At December 31, 1999, the Company had $220.6 million notional amount of foreign currency forward contracts of which $202.4 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in year-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding at December 31, 1999 by $7.9 million; however, less than $1.5 million of this change would impact earnings since the gain (loss) on the majority of these contracts would be offset by an equal gain (loss) on the underlying exposures being hedged.

            To manage interest rate risk on a portion of the variable rate borrowings under its revolving credit agreement, the Company has utilized, and in the future may utilize, interest rate swaps. These interest rate swap hedging instruments have the effect of locking in, for a specified period, the base interest rate (excluding credit margin) the Company will pay on the notional principal amount established in the swap. As a result, while these hedging arrangements are structured to reduce the Company's exposure to interest rate increases, they also limit the benefit the Company might otherwise have received from any interest rate decreases. These swaps are usually cash settled quarterly, with interest expense adjusted for amounts paid or received. The Company did not utilize any interest rate swaps during 1999.

YEAR 2000 COMPLIANCE

            The Company created a Year 2000 (Y2K) Operating Team to oversee and ensure the Company's Y2K readiness through the assessment, testing, and remediation or replacement of its internal IT systems, non-IT systems (including plants, facilities, process control and building control equipment, communications systems, laboratory and test equipment, etc.), and products. In addition, the team assessed the readiness of third parties with whom the Company had critical external business relationships.

            The Company also prepared contingency plans to address potential Y2K related failures that could affect critical Company operations. These contingency plans identified and prioritized risks, assessed the impact to the business of the identified risks, and developed strategies for addressing those failures which could pose the greatest risk to the Company.

            The Company estimates the total costs associated with its Y2K program to be $4.5 million, excluding costs related to the completion of the Company's new IT system. Costs were incurred primarily in the non-IT systems area. The Company does not anticipate significant future expenditures relating to its Y2K efforts.

            From December 30, 1999 to January 3, 2000, the Company implemented a Y2K transition plan, under which the Company's facilities and operations were monitored. No material problems were reported during the period. As of the date of this filing, the Company has not experienced any material Y2K problems with its IT or non-IT systems or products, nor has the Company experienced any material problems associated with any of its critical external business relationships. The Company does not anticipate significant future problems.

FORWARD-LOOKING STATEMENTS

            The Company and its representatives may from time-to-time make written or oral forward-looking statements with respect to future goals of the Company, including statements contained in this report, the Company's other filings with the Securities and Exchange Commission and in the Company's reports to shareholders.

            The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are current only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any forward-looking opinions or statements expressed with respect to future periods are the following:

            THE COMPANY'S ABILITY TO ESTABLISH A NEW BRAND AND IDENTITY - As a result of the Company's spin-off from Minnesota Mining and Manufacturing Company
(3M) in July, 1996, it retained the right to use certain 3M trademarks in marketing the Company's products. The Company's right to use 3M trademarks expired on June 30, 1999. The Company has made and continues to make significant investments in the development of the Company's independent identity and brand. However, there can be no assurance that the Company will be successful in this regard.

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

            Driving demand in the data storage industry is a greatly expanding need to access, manage and store information more rapidly and at lower cost, with greater accuracy and reliability. Similarly, the demand for image management and color management products, services and work flow solutions continues to grow as the use of images and color continues to expand in both commercial and consumer applications. These offerings are characterized by increasing use of digital technologies, including software and services, replacing analog-based products where the Company currently has a strong market position in several areas.

            In particular, the data storage industry is undergoing rapid technology and market changes, and the varieties of data storage media formats available for customers is increasing. The data storage market is characterized by short product development cycles that are driven by rapidly changing technology and consumer preferences as well as declining product prices. Success in introducing and gaining acceptance of new data storage media is dependent on the ability to develop relationships with distributors and Original Equipment Manufacturers (OEM's).

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

            There can be no assurance that the Company will be able to continue to introduce new products or maintain competitive technology competencies, that the markets will be receptive to its new products, that the Company's marketing programs will be successful, or that the Company's competitors will not introduce more advanced products ahead of the Company. In addition, while the Company currently has access to significant proprietary technologies through internal development and licensing arrangements with third parties, there can be no assurance that it will continue to have access to new competitive technologies that may be required to introduce new products. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability. Therefore, the Company must make strategic decisions from time-to-time as to the technologies in which the Company desires to invest. If the Company is not successful in executing any of the above described risks, the Company may incur a material adverse impact on its business and financial results.

            AVAILABILITY OF RAW MATERIALS AND PURCHASED PRODUCTS - The Company makes significant purchases of raw materials and certain purchased products from many domestic and foreign sources for use in its manufacturing operations and for resale to customers. While the Company is presently able to obtain sufficient raw materials and purchased products to meet its needs, no assurances can be given that such availability at acceptable pricing levels will continue. If the Company is unable to continue to obtain critical raw materials and purchased products, the Company may incur a material adverse impact on its business and financial results.

            INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY - The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 45 percent of the Company's revenues in 1999, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, the Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates. The Company's foreign currency hedging policy attempts to mitigate some of these risks over near term periods on booked transactions; however, these risk management activities can not assure that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant.

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

            SALE OF MEDICAL IMAGING BUSINESS -- As discussed in Note 3 to the Consolidated Financial Statements, on November 30, 1998, the Company sold substantially all of its worldwide Medical Imaging Systems business to Kodak. Excluded from this sale was the Ferrania Facility, at which certain x-ray and wet laser medical imaging products and photographic film are manufactured. As also discussed in Note 3 to the Consolidated Financial Statements, on August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, including the Ferrania Facility, to Ferrania Lux. The (Kodak) Asset Purchase Agreement obligates Kodak to pay to the Company up to $25 million under certain conditions upon the sale of the Ferrania Facility. Kodak has challenged the Company's claim for the full

$25 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the sale of the Medical Imaging Systems business. While the Company believes that the applicable contractual terms support its position, it cannot predict with certainty the ultimate outcome of these disputed items.

            TRANSITION SERVICES -- In connection with the sales of both the Medical Imaging and Photo Color Systems businesses, the Company receives reimbursement for certain transition services that the Company has agreed to provide to the respective purchasers as they integrate those businesses into their organizations. Kodak and Schroder Ventures, respectively, may terminate the transition services agreements with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. As a result, the Company cannot project with certainty the duration of and expected cost reimbursements associated with such transition services.

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

            FUTURE CAPITAL REQUIREMENTS - On December 31, 1998, the Company entered into a three-year $175.0 million Loan Agreement with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at December 31, 1999 was $130.2 million. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowing under its current and future sources of financing, will provide liquidity sufficient to operate the Company.

            RETENTION OF KEY TALENT AND EMPLOYEES - The Company operates in a highly competitive market for key talent and employees. While the Company is presently able to retain key talent and employees, no assurances can be given that this situation will continue. If the Company is unable to retain its key talent and employees, the Company may incur a material adverse impact on its business and financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The Company's Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and Report of Independent Accountants that are filed as part of this Report are listed under Item 14. "Exhibits, Financial Statement Schedules, and reports on Form 8-K" and are set forth on pages FS-1 through FS-24 immediately following the signature pages of this Report.

            Selected quarterly financial data for 1999 and 1998 is in Note 17 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.


                                    PART III

            The information required by Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. The Company will file its definitive proxy statement pursuant to Regulation 14A by April 30, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1. FINANCIAL STATEMENTS

             Consolidated Statements of Operations for the Years Ended
                 December 31, 1999, 1998 and 1997

             Consolidated Balance Sheets as of December 31, 1999 and 1998

             Consolidated Statements of Shareholders' Equity and Comprehensive
                 Income for the Years Ended December 31, 1999, 1998 and 1997

             Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1999, 1998 and 1997

             Notes to Consolidated Financial Statements

             Report of Independent Accountants

            The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-24 immediately following the signature pages of this Report.

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

3. EXHIBITS

            The following Exhibits are filed as part of, or incorporated by reference into, this Report:

            Exhibit
            Number                  Description of Exhibit
            ------                  ----------------------

            2.1 An agreement between the Company and Ferrania Lux S.A.R.L. for the sale of the Company's Photo Color Systems business and its manufacturing facility in Ferrania, Italy (incorporated by reference to Exhibit
                        2.1 to the Company's Form 10-Q for the quarter ended June 30, 1999)
            3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
            3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1996)

            4.1 Rights Agreement, dated as of June 18, 1996 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)
            4.2 Amendment No. 1 to the Rights Agreement dated as of January 12, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K Current Report dated February 8, 1999)
            4.3 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)
            4.4 Loan and Security Agreement dated as of December 31, 1998 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bankamerica Business Credit, Inc. as Agent and Collateral Agent, and BankBoston, N.A. and NBD Bank and Syndicatin Agents and Co-Agents (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K Current Report dated February 8,
                        1999)
            10.1* Employment Agreement, dated as of July 1, 1996, between William T. Monahan and the Company (incorporated by reference to Exhibit 10.7 to Registration Statement on Form 10, No. 1-14310)
            10.2* Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)
            10.3* Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
            10.4* Imation 1996 Retirement Investment Plan (incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10, No. 1-14310)
            10.5* Imation 1996 Directors Stock Compensation Program, as Amended (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1996)
            10.6* Imation 1998 Success Sharing Program (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for year ended December 31, 1997)
            10.7* Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit
                        10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
            10.8* Employment Agreement dated as of April 1, 1998, between Robert L. Edwards and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1998).
            10.9* Letter dated July 6, 1998 to Steven D. Ladwig regarding executive compensation (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30,1998).
            10.10* Form of severance agreement between the Company and its executive officers (incorporated by reference to Exhibit
                        10.1 of the Company's Form 10-Q for the quarter ended June 30, 1999)

            21.1        Subsidiaries of Imation Corp.
            23.1        Consent of Independent Accountants
            24.1        Power of Attorney
            27.1        Financial Data Schedule

---------------
*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K

            The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMATION CORP.

                                        By: /s/ WILLIAM T. MONAHAN
                                          ------------------------
                                                William T. Monahan
                                                CHAIRMAN, PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER

Date: March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                        DATE
      ---------                       -----                        ----

/s/ WILLIAM T. MONAHAN    Chairman, President, Chief              March 23, 2000
----------------------    Executive Officer and Director
William T. Monahan


/s/ ROBERT L. EDWARDS     Sr. Vice President, Chief Financial     March 23, 2000
----------------------    Officer and Chief Administrative
Robert L. Edwards         Officer


/s/ PAUL R. ZELLER        Vice President, Corporate Controller    March 23, 2000
----------------------
Paul R. Zeller


        *                 Director                                March 23, 2000
----------------------
Richard E. Belluzzo

        *                 Director                                March 23, 2000
----------------------
Lawrence E. Eaton

        *                 Director                                March 23, 2000
----------------------
Michael S. Fields

        *                 Director                                March 23, 2000
----------------------
Linda W. Hart

        *                 Director                                March 23, 2000
----------------------
William W. George

        *                 Director                                March 23, 2000
----------------------
Ronald T. LeMay

        *                 Director                                March 23, 2000
----------------------
Marvin L. Mann

        *                 Director                                March 23, 2000
----------------------
Daryl J. White
                                                      * By: /s/ JOHN L. SULLIVAN
                                                            --------------------
                                           John L. Sullivan     Attorney-in-fact

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                             1999          1998          1997
---------------------------------------------------------------------------------------
(In millions, except per share amounts)
Net revenues                                     $ 1,412.6     $ 1,328.9     $ 1,502.1
Cost of goods sold                                   979.0         902.1       1,000.3
---------------------------------------------------------------------------------------
Gross profit                                         433.6         426.8         501.8

Operating expenses:
    Selling, general and administrative              294.2         366.8         385.9
    Research and development                          76.0          87.8          97.1
    Restructuring                                       --         (16.8)        160.0
---------------------------------------------------------------------------------------
        Total operating expenses                     370.2         437.8         643.0

Operating income (loss)                               63.4         (11.0)       (141.2)
Interest expense                                       2.1          11.7           9.6
Other (income) and expense, net                       (8.0)         (0.7)         15.0
---------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                 69.3         (22.0)       (165.8)

Income tax provision (benefit)                        27.0          (9.3)        (30.2)
---------------------------------------------------------------------------------------
Income (loss) from continuing operations              42.3         (12.7)       (135.6)

Discontinued operations:
Income (loss) from operations of discontinued
  businesses, net of income taxes                      4.6          33.4         (44.5)
(Loss) gain on disposal of discontinued
  businesses, net of income taxes                     (3.0)         36.4            --
---------------------------------------------------------------------------------------
Net income (loss)                                $    43.9     $    57.1     $  (180.1)
=======================================================================================
Earnings (loss) per common share - basic:
     Continuing operations                       $    1.13     $   (0.33)    $   (3.42)
     Discontinued operations                          0.05          1.78         (1.12)
---------------------------------------------------------------------------------------
     Net income (loss)                           $    1.18     $    1.45     $   (4.54)
Earnings (loss) per common share - diluted:
     Continuing operations                       $    1.12     $   (0.33)    $   (3.42)
     Discontinued operations                          0.05          1.78         (1.12)
---------------------------------------------------------------------------------------
     Net income (loss)                           $    1.17     $    1.45     $   (4.54)

Weighted average basic shares outstanding             37.3          39.4          39.7
Weighted average diluted shares outstanding           37.6          39.5          39.7
=======================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31,                                                    1999         1998
-----------------------------------------------------------------------------------------
(In millions, except per share amounts)
ASSETS
Current assets
    Cash and equivalents                                           $  194.6     $   64.2
    Accounts receivable, net                                          252.4        326.3
    Inventories                                                       191.3        263.7
    Other current assets                                              133.1        265.7
-----------------------------------------------------------------------------------------
        Total current assets                                          771.4        919.9
Property, plant and equipment, net                                    212.8        233.8
Other assets                                                          143.4        159.6
-----------------------------------------------------------------------------------------
        Total assets                                               $1,127.6     $1,313.3
=========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                               $  104.4     $  128.9
    Accrued payroll                                                    37.0         30.3
    Short-term debt                                                    27.3         25.2
    Other current liabilities                                         188.5        228.8
-----------------------------------------------------------------------------------------
        Total current liabilities                                     357.2        413.2

Other liabilities                                                      44.0        106.3
Long-term debt                                                          1.1         32.7

Commitments and contingencies

Shareholders' equity
    Preferred stock, $.01 par value, authorized
        25 million shares, none issued and outstanding                   --           --
    Common stock, $.01 par value, authorized
        100 million shares, 42.9 million issued                         0.4          0.4
    Additional paid-in capital                                      1,030.5      1,027.7
    Accumulated deficit                                               (84.1)      (123.9)
    Accumulated other comprehensive loss                              (82.1)       (68.5)
    Unearned ESOP shares and other compensation                       (21.2)       (27.6)
    Treasury stock, at cost, 5.7 million and 1.9 million shares
        as of December 31, 1999 and 1998, respectively               (118.2)       (47.0)
-----------------------------------------------------------------------------------------
        Total shareholders' equity                                    725.3        761.1
-----------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                 $1,127.6     $1,313.3
=========================================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                    Retained     Accumulated    Unearned
                                                     Additional     Earnings       Other      ESOP Shares                 Total
                                          Common      Paid-In     (Accumulated  Comprehensive   and Other   Treasury  Shareholders'
(In millions, except share amounts)        Stock      Capital        Deficit)       Loss      Compensation   Stock       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              $  0.4        $1,011.5     $ 11.2        $(46.2)      $(46.6)                    $930.3
   Amortization of
     unearned ESOP shares                                    0.5                                   9.3                        9.8
   Purchase of treasury stock
     (2,488,132 shares)                                                                                      $(60.9)        (60.9)
   Exercise of stock options
     (190,120 shares)                                        0.2       (2.2)                                    3.4           1.4
   Value of stock options and
     warrants issued in connection
     with Cemax acquisition                                 13.6                                                             13.6
   Comprehensive loss:
     Net loss                                                        (180.1)                                               (180.1)
     Net change in cumulative
        translation adjustment                                                      (31.9)                                  (31.9)
                                                                                                                           ------
   Comprehensive loss                                                                                                      (212.0)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 0.4         1,025.8     (171.1)       (78.1)       (37.3)        (57.5)        682.2
   Amortization of
     unearned ESOP shares                                   (0.9)      (2.0)                      11.1                        8.2
   Exercise of stock options
     (416,732 shares)                                                  (7.9)                                   10.5           2.6
   Other unearned compensation                               1.6                                  (1.4)                       0.2
   Tax benefit from shareholder
     transactions                                            1.2                                                              1.2
   Comprehensive income:
     Net income                                                        57.1                                                  57.1
     Net change in cumulative
        translation adjustment                                                        9.6                                     9.6
                                                                                                                           ------
   Comprehensive income                                                                                                      66.7
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 0.4         1,027.7     (123.9)       (68.5)       (27.6)        (47.0)        761.1
   Amortization of
     unearned ESOP shares                                    0.9       (0.8)                       6.0                        6.1
   Purchase of treasury stock
     (4,437,343 shares)                                                                                       (86.8)        (86.8)
   Exercise of stock options
     (582,092 shares)                                                  (3.3)                                   16.2          12.9
   Other unearned compensation                                                                     0.4                        0.4
   Tax benefit from shareholder
     transactions                                            1.9                                                              1.9
   Other                                                                                                       (0.6)         (0.6)
   Comprehensive income:
     Net income                                                        43.9                                                  43.9
     Net change in cumulative
        translation adjustment                                                      (13.6)                                  (13.6)
                                                                                                                           ------
   Comprehensive income                                                                                                      30.3
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $  0.4        $1,030.5     $(84.1)       $(82.1)      $(21.2)      $(118.2)      $725.3
===================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                      1999          1998          1997
----------------------------------------------------------------------------------------------------------------
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                     $    43.9     $    57.1     $  (180.1)
    Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
        Depreciation                                                           72.4         110.5         144.2
        Amortization                                                           15.3          18.9           3.3
        Deferred income taxes                                                 (15.1)         23.7         (45.2)
        Restructuring and other special charges                                  --         (16.8)        241.6
        Gain on sale of medical imaging businesses and related charges           --         (65.0)           --
        Accounts receivable                                                    24.7         (57.6)          0.4
        Inventories                                                            10.2          46.3         (22.0)
        Other current assets                                                  (25.3)         (1.4)        (30.4)
        Accounts payable                                                       (6.8)        (29.6)        (11.6)
        Accrued payroll and other current liabilities                         (25.3)        (89.7)         38.8
        Other                                                                  (9.3)         (2.8)         (5.5)
----------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                 84.7          (6.4)        133.5

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                      (64.1)       (132.4)       (116.3)
    Capitalized software                                                         --         (59.3)        (97.8)
    Acquisitions, net of cash acquired                                           --            --         (29.0)
    Proceeds from sale of photo color and medical imaging businesses          201.9         389.2            --
    Other                                                                       5.0          50.1           2.5
----------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities                142.8         247.6        (240.6)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in short-term debt                                               3.5          (9.4)          5.8
    Other borrowings of debt                                                   53.1         201.7         505.2
    Other repayments of debt                                                  (83.7)       (486.2)       (312.6)
    Purchase of treasury stock                                                (86.8)           --         (60.9)
    Exercise of stock options                                                  12.9           2.6           1.4
    Decrease in unearned ESOP shares                                            6.0          11.1           9.3
----------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities                (95.0)       (280.2)        148.2
Effect of exchange rate changes on cash and equivalents                        (2.1)         (0.3)          0.7
----------------------------------------------------------------------------------------------------------------
Change in cash and equivalents                                                130.4         (39.3)         41.8
Cash and equivalents - beginning of year                                       64.2         103.5          61.7
----------------------------------------------------------------------------------------------------------------
Cash and equivalents - end of year                                        $   194.6     $    64.2     $   103.5
================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BACKGROUND AND BASIS OF PRESENTATION
BACKGROUND
            Imation Corp. (the Company) became an independent, publicly-held company as of July 1, 1996, when Minnesota Mining and Manufacturing Company (3M) spun off its data storage and imaging systems businesses as an independent, publicly-held company. The Company is a global leader in the data storage and information management, color management and imaging industries.

BASIS OF PRESENTATION
            On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business and its manufacturing facility in Ferrania, Italy. As a result of this sale, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment and, therefore, these operations are presented in the Company's Statements of Operations as discontinued operations for all years presented. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

            RECLASSIFICATIONS. Certain balance sheet amounts in the prior year's financial statements have been reclassified to be consistent with the current period's presentation. These reclassifications had no impact on total shareholders' equity.

            FOREIGN CURRENCY. Local currencies are considered the functional currencies outside the U.S., except for Imation Europe B.V., the Company's European holding company, and subsidiaries located in highly inflationary economies, where the U.S. dollar is considered the functional currency. Generally, income and expense items are translated at average rates of exchange prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders' equity. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. Net foreign currency exchange losses included in results of operations were $13.8 million in 1997 and were not material in 1999 and 1998.

            DERIVATIVE FINANCIAL INSTRUMENTS. The Company uses, or may use from time-to-time, foreign currency and commodity forward and option contracts and interest rate swaps to manage risks generally associated with interest rate and exchange rate volatility. In general, hedging instruments are designated as, and effective as, hedges and are highly correlated as required by generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized currently in the results of operations. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

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

            The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective January 1, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial statements.

            FAIR VALUE DISCLOSURE OF OTHER FINANCIAL INSTRUMENTS. The Company's other financial instruments consist principally of cash and equivalents, and short-term receivables and payables, for which their current carrying amounts approximate fair market value.

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

            PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. Periodic reviews for impairment of the carrying value of property, plant and equipment are made based on undiscounted expected future cash flows. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in the results of operations.

            Plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 20 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

            INTANGIBLE ASSETS. Intangible assets consist primarily of capitalized software and goodwill. The Company capitalizes certain external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized over their estimated useful lives, which currently range from five to eight years. The carrying amount of intangible assets is periodically reviewed to assess recoverability based on undiscounted expected future cash flows.

            REVENUE RECOGNITION. Revenue is recognized upon shipment of goods to customers or upon performance of services. Revenues from service contracts are deferred and recognized over the life of the contracts as service is performed.

            RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to expense as incurred.

            ADVERTISING COSTS. Advertising costs are charged to expense as incurred and totaled approximately $35 million, $53 million and $56 million in 1999, 1998 and 1997, respectively. Advertising costs in 1997 include approximately $10 million related to start-up costs for identity development. These costs were not material in 1998 and 1999.

            INCOME TAXES. The Company accounts for income taxes under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the asset and liability method prescribed in SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

            COMPREHENSIVE INCOME. Comprehensive income (loss) for the Company includes net income (loss) and the effects of currency translation, which are charged or credited to the cumulative translation adjustment account within shareholders' equity. Comprehensive income (loss) for all periods presented is included in the Consolidated Statements of Shareholders' Equity.

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

Years ended December 31,
(In millions)                                            1999     1998     1997
--------------------------------------------------------------------------------
Weighted average number of shares outstanding
    during the period                                    38.3     40.8     41.5
Weighted average number of shares held by the
    ESOP not committed to be released                    (1.0)    (1.4)    (1.8)
--------------------------------------------------------------------------------
Weighted average common shares outstanding               37.3     39.4     39.7
Potential common shares resulting from the
    assumed exercise of stock options                     0.3      0.1      0.2
--------------------------------------------------------------------------------
Total weighted average common shares and
    common share equivalents                             37.6     39.5     39.9
================================================================================


            Options to purchase 3.7 million and 4.5 million shares of the Company's common stock were outstanding as of December 31, 1998 and 1997, respectively, that were not included in the computation of potential common shares because the effect of the options would be antidulitive. As of December 31, 1999, the number of such options was immaterial. For 1997, no potential common shares were included in the calculation of diluted earnings per share because the Company had a net loss and to do so would have been antidilutive.

NOTE 3 -- SALE OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS SEGMENT AND
ACQUISITION

SALE OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS SEGMENT
            On November 30, 1998, the Company sold its worldwide Medical Imaging Systems business (the Medical Imaging Sale) to Eastman Kodak Company (Kodak). In connection with the sale, Kodak acquired the assets and assumed the liabilities of the Company's Medical Imaging Systems business in North America, Latin America and Asia, including manufacturing facilities in Oregon and Minnesota and all the outstanding shares of Cemax-Icon, Inc. (Cemax), a wholly-owned subsidiary of the Company. The formal closings of the sale of the Company's Medical Imaging Systems business in Europe (European Businesses) to Kodak occurred on a country-by-country basis in the first quarter of 1999. Under the terms of the Asset Purchase Agreement (as defined below), beginning December 1, 1998, Kodak was entitled to the operating results and cash flows of the European Businesses. Excluded from the Medical Imaging Sale was the Company's medical imaging/photo color manufacturing facility in Ferrania, Italy (the Ferrania Facility), at which the Company agreed to manufacture wet laser and x-ray film and hardware pursuant to an exclusive supply agreement (the Ferrania Supply Agreement) with Kodak. In exchange for retaining the Ferrania Facility and pursuant to certain conditions, Kodak agreed to pay the Company up to $25.0 million at such time as it was sold.

            Under the terms of the asset purchase agreement dated as of July 31, 1998 and amended and restated as of November 30, 1998 between the Company and Kodak (as amended and restated, the Asset Purchase Agreement), Kodak paid the Company $532.2 million in cash prior to December 31, 1998, of which $18.0 million represented a nonrefundable deposit under the Ferrania Supply Agreement. Of the $532.2 million cash proceeds, the Company was restricted from using $143.0 million until the European Businesses were legally transferred to Kodak in the first quarter of 1999; this amount is classified as restricted cash in other current assets in the December 31, 1998 Consolidated Balance Sheet.

            The Company recorded a pre-tax gain of $65.0 million ($36.4 million after taxes), net of related costs, in 1998 from the Medical Imaging Sale. The related costs included $40.8 million for the impairment of certain manufacturing assets which were not sold to Kodak, determined based on estimated recoverable costs. In addition, these costs included the write-off of capitalized software costs of $27.9 million which were directly related to the Medical Imaging Systems business, reflecting the abandonment of certain functionality and utility, pension and other curtailment and settlement costs related to employees transferred to Kodak of $16.9 million, and other costs of the transaction.

            On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement and certain other associated businesses, to Schroder Ventures, through Schroder Ventures' wholly owned affiliate, Ferrania Lux, S.A.R.L. In connection with this transaction, the Company recorded a loss of $3.0 million, net of income tax benefits of $7.1 million, in 1999. Post-closing adjustments to the sale price are expected to be finalized in 2000, and the transaction is expected to generate after-tax cash of approximately $50.0 million, $25.0 million of which arises out of payment from Kodak related to the sale of the Ferrania Facility.

            Kodak has challenged the Company's claim for the full $25.0 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the Medical Imaging Sale. The Company has retained cash, as reflected in its financial statements, which it collected on behalf of Kodak in an amount approximately equal to the disputed items. While the Company cannot predict with certainty the ultimate outcome of these disputed items, it believes its positions are supported by the applicable contractual terms.

            In connection with the sale of the Medical Imaging and Photo Color Systems businesses, the Company receives reimbursement for certain transition services and distribution agreements that the Company has agreed to provide Kodak for up to a period of two years, and Schroder Ventures while it integrates accounting and information systems. Kodak and Schroder Ventures, at their option, may terminate the transition services agreement with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. Reimbursements for these transition services are presented as a reduction of general and administrative expenses in the Consolidated Statements of Operations.

            As a result of the sale of the Photo Color Systems business and the Ferrania Facility, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment. As such, the Company's Consolidated Statements of Operations have been reclassified to present Photo Color Systems and the Medical Imaging Systems businesses as discontinued operations for all years presented. Income (loss) from operations of discontinued businesses include interest expense allocations based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

            The results of discontinued operations for the years ended December 31, 1999, 1998 and 1997 were as follows:

Years Ended December 31,                           1999       1998       1997
--------------------------------------------------------------------------------
(In millions)

Net revenues                                     $ 124.7    $ 717.6    $ 699.7
Income (loss) before income taxes                    9.3       66.9      (40.2)
Income tax provision                                 4.7       33.5        4.3
--------------------------------------------------------------------------------
Income (loss) from operations of discontinued
  businesses, net of income taxes                    4.6       33.4      (44.5)
(Loss) gain on disposal of discontinued
  businesses, net of income taxes                   (3.0)      36.4         --
--------------------------------------------------------------------------------
Total discontinued operations                    $   1.6    $  69.8    $ (44.5)
================================================================================


ACQUISITION
            In August 1997, the Company acquired all of the outstanding common shares of Cemax for $51.8 million, consisting of $29.0 million in cash (net of cash acquired) and non-cash amounts consisting of $9.2 million representing the Company's previous investment in Cemax preferred shares and $13.6 million related to the fair value of stock options and warrants to acquire approximately 971,000 shares of the Company's common stock to replace stock options and warrants previously granted by Cemax. In addition, the Company issued certain contingent payment rights which allowed Cemax shareholders to receive additional payments of up to $44.8 million if Cemax attained certain revenue targets in the twelve month periods ended June 30, 1998 and 1999. In connection with the sale of the Company's Medical Imaging Systems business, as discussed above, the contingent payment obligations were transferred to Kodak. Operating results for Cemax are included in the Company's results from discontinued operations from the date of acquisition through November 30, 1998, when Cemax was sold as part of the Medical Imaging Sale.

NOTE 4 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)                                                       1999           1998
-----------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE
   Accounts receivable                                         $    268.0     $    345.5
   Less allowances                                                  (15.6)         (19.2)
-----------------------------------------------------------------------------------------
      Accounts receivable, net                                 $    252.4     $    326.3

INVENTORIES
   Finished goods                                              $    123.8     $    166.4
   Work in process                                                   14.6           48.8
   Raw materials and supplies                                        52.9           48.5
-----------------------------------------------------------------------------------------
      Total inventories                                        $    191.3     $    263.7

OTHER CURRENT ASSETS
   Deferred income taxes                                       $     41.1     $     50.7
   Restricted cash                                                   33.5          143.0
   Other                                                             58.5           72.0
-----------------------------------------------------------------------------------------
      Total other current assets                               $    133.1     $    265.7

PROPERTY, PLANT AND EQUIPMENT
   Land                                                        $      3.3     $      7.1
   Buildings and leasehold improvements                             134.8          193.9
   Machinery and equipment                                          822.5        1,135.5
   Construction in progress                                          20.6           18.1
-----------------------------------------------------------------------------------------
      Total                                                         981.2        1,354.6

   Less accumulated depreciation                                   (768.4)      (1,120.8)
-----------------------------------------------------------------------------------------
      Property, plant and equipment, net                       $    212.8     $    233.8

OTHER ASSETS
   Deferred income taxes                                       $     39.7     $     14.7
   Capitalized software                                              85.1          126.4
   Other                                                             18.6           18.5
-----------------------------------------------------------------------------------------
      Total other assets                                       $    143.4     $    159.6

OTHER CURRENT LIABILITIES
   Employee separation costs                                   $     12.2     $     33.6
   Rebates                                                           35.4           36.4
   Deferred revenue                                                  14.5           15.1
   Taxes other than income taxes                                     12.6           21.5
   Other                                                            113.8          122.2
-----------------------------------------------------------------------------------------
      Total other current liabilities                          $    188.5     $    228.8

OTHER LIABILITIES
   Employee severance indemnities                              $      2.4     $     29.1
   Pension                                                           11.1           31.8
   Other                                                             30.5           45.4
-----------------------------------------------------------------------------------------
      Total other liabilities                                  $     44.0     $    106.3
=========================================================================================

NOTE 5 -- RESTRUCTURING CHARGES AND OTHER SPECIAL CHARGES

            In 1997, the Company announced plans to restructure its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure. The Company recorded a $189.9 million pre-tax charge ($152.8 million after taxes) to fourth quarter 1997 earnings. The charge included approximately $160.0 million in restructuring charges primarily associated with employee separation benefits and fixed asset write-offs and additional special charges of $29.9 million included in cost of goods sold, selling, general and administrative expenses, and non-operating expenses, primarily associated with restructuring-related asset write downs and other year-end adjustments. Specific planned actions included the restructuring of European operations, the sale of the CD-ROM business, and the realignment and reduction of general and administrative, manufacturing, marketing, and selected research and development areas, the majority of which were completed prior to December 31, 1998.

            In 1998, the Company recorded a $26.2 million benefit in the restructuring line of the Statement of Operations as an adjustment of the restructuring charge recorded in 1997. This benefit resulted primarily from three factors: a better than expected result from the sale of the Company's CD-ROM business, lower than expected costs from closing certain research and development facilities (primarily the facility in the United Kingdom) and lower than expected costs associated with employee terminations. This benefit was recorded as a result of the Company's policy to evaluate its restructuring reserves quarterly and adjust such reserves to reflect changes in estimates as information becomes available. In addition, the Company approved and recorded an additional restructuring charge of $13.0 million, primarily related to asset write-downs, reflecting further portfolio rationalizations. The Company also recorded a $3.6 million benefit in the restructuring line of the Statement of Operations reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995 in connection with its spin-off from 3M.

            The following table represents the cumulative activity related to the Company's 1997 and 1998 restructuring programs, adjusted to exclude those activities specifically related to discontinued operations:

                              Program         Cumulative       Balance at
(In millions)                Amounts(1)          Usage      December 31, 1999
--------------------------------------------------------------------------------
Severance                    $    58.2       $    (46.0)        $    12.2
Asset impairments                 55.3            (55.3)               --
Other                             33.3            (24.5)              8.8
--------------------------------------------------------------------------------
Total                        $   146.8       $   (125.8)        $    21.0
================================================================================

(1) Amount includes the $160.0 million continuing operations restructuring charge recorded in 1997, offset by the $26.2 million benefit and the additional restructuring charge of $13.0 million recorded in 1998.

            As part of this restructuring plan, the Company closed a research facility in the United Kingdom, closed an optical manufacturing operation and sold its CD-ROM business. The Company also exited its metal printing plates manufacturing facility in Middleway, West Virginia. From the inception of the restructuring plan through December 31, 1999, the Company has reduced its headcount related to continuing operations by approximately 1,800. During 1999 and 1998, the Company made cash payments of $20.0 and $40.1 million, respectively, related to the restructuring activities described above. The remaining activities are expected to be completed in 2000.

NOTE 6 -- INCOME TAXES

            The components of income (loss) from continuing operations before income taxes are as follows:

(In millions)                            1999          1998           1997
--------------------------------------------------------------------------------
U.S.                                 $    47.7     $     0.5     $   (72.5)
International                             21.6         (22.5)        (93.3)
--------------------------------------------------------------------------------
Total                                $    69.3     $   (22.0)    $  (165.8)
================================================================================

            The income tax provision (benefit) from continuing operations is as follows:

(In millions)                            1999          1998          1997
--------------------------------------------------------------------------------
Currently payable (refundable)
   Federal                           $    52.0     $   (40.1)    $    (3.8)
   State                                   5.8          (4.5)         (0.4)
   International                           2.3          (1.0)          8.3
Deferred
   Federal                               (35.7)         35.9         (26.9)
   State                                  (4.0)          4.0          (3.0)
   International                           6.6          (3.6)         (4.4)
--------------------------------------------------------------------------------
Total                                $    27.0     $    (9.3)    $   (30.2)
================================================================================

            The components of net deferred tax assets and (liabilities) are as follows:

(In millions)                            1999          1998
--------------------------------------------------------------------------------
Receivables                          $     0.3     $    (0.3)
Inventories                               11.8          14.1
Capitalized software                     (15.5)        (23.3)
Property, plant and equipment             (7.9)         (8.7)
Payroll and severance                     (3.3)         27.8
Foreign tax credit carryforwards          15.8          14.3
Net operating loss carryforwards          54.9            --
Accrued liabilities                       35.3          39.9
Research and experimentation costs        29.3            --
Other, net                                 5.0          15.9
Valuation allowance                      (45.2)        (14.3)
--------------------------------------------------------------------------------
Net deferred tax assets              $    80.5     $    65.4
================================================================================

            The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and foreign tax credit carryforwards. Of the aggregate net operating loss carryforwards, $117.1 million expire at various times between 2004 and 2019, and $30.9 million may be carried forward indefinitely. Certain foreign net operating loss carryforwards are subject to adjustment by foreign tax authorities. The foreign tax credit carryforwards expire by 2004.

            The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

(In millions)                                    1999       1998         1997
--------------------------------------------------------------------------------
Tax at statutory U.S. tax rate                  $ 24.3     $ (7.7)     $ (58.0)
State income taxes, net of federal benefit         1.8        0.6         (3.9)
Net effect of international taxes                  0.6       (2.0)        31.8
Non-deductible expenses related to acquisitions     --        0.8          0.9
Other                                              0.3       (1.0)        (1.0)
--------------------------------------------------------------------------------
Income tax provision (benefit)                  $ 27.0     $ (9.3)     $ (30.2)
================================================================================

            As of December 31, 1999, approximately $186.4 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S. It is not practical to determine the amount of incremental tax that might arise if these earnings were to be remitted.

            Cash paid for income taxes, relating to both continuing and discontinued operations, was $20.0 million in 1999, $26.5 million in 1998 and $10.9 million in 1997.

NOTE 7 -- DEBT

            The components of long-term debt as of December 31 are as follows:

(In millions)                                                1999         1998
--------------------------------------------------------------------------------
Revolving credit facility                                   $   --       $ 31.0
Other                                                          1.2          3.1
--------------------------------------------------------------------------------
                                                               1.2         34.1
Less current portion                                          (0.1)        (1.4)
--------------------------------------------------------------------------------
Total long-term debt                                        $  1.1       $ 32.7
================================================================================

            On December 31, 1998, the Company entered into a new Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at December 31, 1999 was $130.2 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company's interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.75 percent and 1.25 to 2.25 percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters.

            No borrowings were outstanding under the Loan Agreement at December 31, 1999. As of December 31, 1998, $31.0 million of borrowings at an interest rate of 8.75 percent was outstanding under the Company's prior $350 million revolving credit facility with a syndicate of banks (the Credit Agreement). On January 4, 1999, the Company repaid the amounts outstanding and terminated the Credit Agreement. As of December 31, 1999, the Company had outstanding letters of credit of $3.6 million in the U.S.

            Long-term debt maturities as of December 31, 1999 are as follows:

(In millions)               2000   2001   2002   2003   2004   Thereafter  Total
--------------------------------------------------------------------------------
Long-term debt maturities   $0.1   $0.1   $0.1   $0.1   $0.1         $0.7   $1.2
================================================================================

            Short-term debt, excluding the current portion of long-term debt, as of December 31, 1999 and 1998, was $27.2 million and $23.8 million, respectively, which consisted primarily of local borrowings by international subsidiaries. These borrowings have original maturities of one year or less and have a weighted average interest rate of 5.2 and 5.8 percent as of December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company had an additional $34.9 million available under credit facilities held by various subsidiaries outside the U.S.

            The Company estimates that the fair value of short-term and long-term debt approximates the carrying amount of debt as of December 31, 1999 and 1998.

            The Company's interest expense for 1999, 1998 and 1997 was $2.1 million, $11.7 million (net of $1.0 million capitalized) and $9.6 million (net of $1.5 million capitalized), respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $2.8 million, $24.3 million and $13.2 million, respectively.

NOTE 8 -- FINANCIAL INSTRUMENTS

            To manage risks associated with foreign currency transaction exposures, the Company utilizes foreign currency forward and option contracts. These contracts generally have maturities of less than six months. As of December 31, 1999 and 1998, the Company had foreign currency forward contracts outstanding, and the notional amount and fair value adjustment are as follows:

                                                1999                           1998
                                    ---------------------------   -----------------------------

                                    Notional         Fair         Notional           Fair
(In millions)                        Amount    Value Adjustment    Amount      Value Adjustment
-----------------------------------------------------------------------------------------------
Foreign currency forward contracts   $220.6         $(2.3)         $218.7           $(0.4)
===============================================================================================

            The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

            To manage interest rate risk, in March 1997, the Company entered into a three-year interest rate swap agreement for a notional amount of $100.0 million. The swap agreement provided for the Company to pay a fixed rate of 6.63 percent and receive a variable rate of three-month LIBOR. This interest rate swap was terminated in the fourth quarter of 1998 in connection with repayment of the Credit Agreement.

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

NOTE 9 -- LEASES

            In March 1997, the Company entered into a Master Lease and Security Agreement in connection with the construction of a research and development facility at the Company's headquarters site. The facility was completed in May 1998 and lease payments commenced at that time. In December 1998, the Company acquired the building, at which time all future lease obligations were terminated.

            Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $12.1 million, $14.6 million and $16.5 million in 1999, 1998 and 1997, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 1999:

(In millions)             2000   2001   2002   2003   2004   Thereafter   Total
--------------------------------------------------------------------------------
Minimum lease payments   $14.3   $9.0   $5.5   $1.7   $1.0         $2.0   $33.5
================================================================================

NOTE 10 -- SHAREHOLDERS' EQUITY

            The Company maintains a shareholder rights plan (Rights Plan) under which the Company has issued one preferred share purchase right (Right) for each common share of the Company. If they become exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $125, subject to adjustment. The Rights are exercisable only if a person or group (Acquiring Person) acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock, except that the Rights Plan excludes acquisitions by any Acquiring Person who becomes the beneficial owner of 15 percent or more of the shares of common stock then outstanding as a result of a reduction in the number of shares of common stock outstanding due to the repurchase of common stock by the Company unless and until such person, after becoming aware of such, acquires beneficial ownership of any additional shares of common stock. The Rights expire on July 1, 2006 and may be redeemed earlier by the Board of Directors for $0.01 per Right.

            During the first quarter of 1997, the Company's Board of Directors authorized the repurchase of up to 6 million shares of the Company's common stock. During the first and second quarters of 1997, approximately 2.5 million shares were repurchased. On January 26, 1999, the Company announced an incremental increase of 6.5 million shares to the remaining open share repurchase authorization; to bring the total to 10 million shares. During 1999, the Company repurchased approximately 4.4 million shares. As of December 31, 1999, the Company held 5.7 million shares of treasury stock acquired at an average price of $20.74 per share.

            In connection with the acquisition of Cemax, the Company assumed certain outstanding warrants on Cemax stock which the Company agreed to convert into warrants to acquire 93,375 shares of the Company's common stock. The warrants had an exercise price of $20.77 and became exercisable upon the acquisition of Cemax by the Company. In January 1999, the Company entered into an agreement which terminated these warrants.

NOTE 11 -- BUSINESS SEGMENT INFORMATION

            The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media, services and solutions for use in the mobile and desktop, network and enterprise data center markets; Color Technologies (formerly Product Technologies), whose principal products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, professional services, and document imaging products for large format engineering documentation.

                                    Data                      Digital
Business Segment                Storage and                  Solutions   Corporate,
Information                     Information      Color          and      Other and
(In millions)                   Management    Technologies   Services    Unallocated      Total
--------------------------------------------------------------------------------------------------
Net revenues(1)          1999    $   952.1     $   339.8    $   114.1     $     6.6     $ 1,412.6
                         1998        714.2         410.0        143.5          61.2       1,328.9
                         1997        776.6         479.1        168.1          78.3       1,502.1
--------------------------------------------------------------------------------------------------
Operating                1999    $    31.9     $    37.8    $    (2.0)    $    (4.3)    $    63.4
income (loss)(1)         1998        (30.5)         35.5         (3.3)        (12.7)        (11.0)
                         1997         22.7          40.6          5.3        (209.8)       (141.2)
--------------------------------------------------------------------------------------------------
Assets(2)                1999    $   460.6     $   147.4    $    47.2     $   472.4     $ 1,127.6
                         1998        367.7         174.0         55.5         716.1       1,313.3
                         1997        392.0         181.8         72.0       1,019.7       1,665.5
--------------------------------------------------------------------------------------------------
Depreciation             1999    $    55.2     $    25.0    $     3.5     $     4.0     $    87.7
and                      1998         48.3          24.4          6.5          50.2         129.4
Amortization(2)          1997         69.9          20.3          4.0          53.3         147.5
--------------------------------------------------------------------------------------------------
Capital                  1999    $    47.9     $     8.6    $     1.0     $     6.6     $    64.1
Expenditures(2)          1998         33.0           9.4          1.0          89.0         132.4
                         1997         41.5          20.5          2.0          52.3         116.3
--------------------------------------------------------------------------------------------------

(1) The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company's disclosable business segments, general overhead which was previously allocated to the Medical Imaging Systems and Photo Color Systems businesses, as well as restructuring-related charges and credits.
(2) Segment assets primarily include accounts receivable, inventory, and net property, plant and equipment associated with the Company's disclosable business segments. Assets included in Corporate, Other and Unallocated are cash and equivalents, deferred income taxes, certain unallocated net property, plant and equipment, assets of divested and discontinued businesses and other miscellaneous assets. Depreciation and amortization and capital expenditure amounts include amounts associated with these assets.

            The following table presents information about the Company by geographic area.

                                            United                                  Total
(In millions)                               States            International        Company
------------------------------------------------------------------------------------------------
Net revenues (1)               1999       $   783.4            $   629.2         $   1,412.6
                               1998           755.9                573.0             1,328.9
                               1997           848.7                653.4             1,502.1
------------------------------------------------------------------------------------------------
Long-lived                     1999       $   255.9            $    54.1         $     310.0
assets (2)                     1998           299.3                 88.3               387.6
                               1997           383.4                158.3               541.7
================================================================================================

(1)   Net revenues are classified into geographic areas based on destination.
(2) Includes net property, plant and equipment, intangible and other non-current assets excluding deferred income taxes.

NOTE 12 -- RETIREMENT PLANS

            The Company has various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. Total pension expense was $15.5 million, $14.8 million and $22.6 million in 1999, 1998 and 1997, respectively. Net pension cost is reported on a continuing operations basis, whereas the funded status of the pension plans includes both continuing and discontinued operations.

            The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

U.S. PLAN
(In millions)                                                         1999            1998
------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year                 $     69.5      $     32.1
Service cost                                                          14.3            16.4
Interest cost                                                          4.1             2.4
Actuarial (gain) loss                                                (12.8)            3.7
Benefits paid                                                         (6.8)           (2.0)
Special termination benefits (1)                                       1.2            16.9
------------------------------------------------------------------------------------------------------------
Projected benefit obligation, end of year                       $     69.5      $     69.5


CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year                    $     38.9      $      7.0
Actual return on plan assets                                           9.3             4.5
Company contributions                                                 38.1            29.4
Benefits paid                                                         (6.8)           (2.0)
------------------------------------------------------------------------------------------------------------
Plan assets at fair value, end of year                          $     79.5      $     38.9


ACCRUED PENSION COST
Funded status of the plan                                       $     10.0      $    (30.6)
Unrecognized actuarial (gain) loss                                   (15.8)            1.9
------------------------------------------------------------------------------------------------------------
Total accrued pension cost                                      $     (5.8)     $    (28.7)


ASSUMPTIONS, END OF YEAR                                              1999            1998            1997
------------------------------------------------------------------------------------------------------------
Discount rate                                                         7.25%           6.50%           7.25%
Expected return on plan assets (for following year)                   7.50%           8.00%           9.00%
Rate of compensation increase                                         4.75%           4.75%           4.75%

Net periodic pension cost includes the following components:

(In millions)                                                         1999            1998            1997
------------------------------------------------------------------------------------------------------------
TOTAL COST
Service cost                                                    $     14.3      $     16.4      $     16.7
Interest cost                                                          4.1             2.4             0.6
Expected return on plan assets                                        (4.4)           (1.5)           (0.2)
Special termination benefits (1)                                       1.2            16.9             6.5
Discontinued operations                                               (1.6)          (20.8)           (3.5)
------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                       $     13.6      $     13.4      $     20.1
============================================================================================================

(1) In 1999, $1.2 million was recognized for curtailment and other benefits for employees transferred to Schroder Ventures as part of the sale of the Photo Color Systems business (see Note 3). In 1998, $16.9 million was recognized for curtailment and other benefits for employees transferred to Kodak as part of the sale of the Medical Imaging Systems business (see Note 3). In 1997, $6.5 million was recognized for restructuring charges.

INTERNATIONAL PLANS
(In millions)                                                        1999            1998
------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year                 $     55.1      $     59.3
Service cost                                                           1.1             1.4
Interest cost                                                          3.0             2.8
Foreign exchange rate changes                                         (2.0)            0.9
Actuarial (gain) loss                                                 (1.6)            5.9
Benefits paid                                                         (0.5)           (0.6)
Amendments                                                              --             0.9
Transfer of obligations (2)                                            2.4           (15.5)
------------------------------------------------------------------------------------------------------------
Projected benefit obligation, end of year                       $     57.5      $     55.1


CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of year                    $     49.3      $     57.9
Actual return on plan assets                                           3.4             7.1
Foreign exchange rate changes                                         (2.1)            0.7
Company contributions                                                  2.3             1.3
Benefits paid                                                         (0.5)           (0.6)
Transfer of assets (2)                                                (1.3)          (17.1)
------------------------------------------------------------------------------------------------------------
Plan assets at fair value, end of year                          $     51.1      $     49.3


ACCRUED PENSION COST
Funded status of plan                                           $     (6.4)     $     (5.8)
Unrecognized items                                                     3.4             5.2
------------------------------------------------------------------------------------------------------------
Total accrued pension cost                                      $     (3.0)     $     (0.6)


AMOUNT RECOGNIZED IN FINANCIAL STATEMENTS
Prepaid pension cost                                            $      2.3      $      2.5
Accrued pension liability                                             (5.3)           (3.1)
------------------------------------------------------------------------------------------------------------
Total recognized                                                $     (3.0)     $     (0.6)


ASSUMPTIONS, END OF YEAR                                              1999            1998            1997
------------------------------------------------------------------------------------------------------------
Discount rate                                                         5.00%           5.60%           6.70%
Expected return on plan assets (for following year)                   6.75%           7.00%           7.80%
Rate of compensation increase                                         3.75%           3.20%           4.60%

Net periodic pension cost includes the following components:

(In millions)                                                         1999            1998            1997
------------------------------------------------------------------------------------------------------------
TOTAL COST
Service cost                                                    $      1.1      $      1.4      $      2.6
Interest cost                                                          3.0             2.8             4.2
Expected return on plan assets                                        (3.2)           (2.3)           (5.9)
Amortization of unrecognized items                                     1.0             0.5             2.0
Settlements and curtailments                                            --            (0.7)             --
Discontinued operations                                                 --            (0.3)           (0.4)
------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                       $      1.9      $      1.4      $      2.5
============================================================================================================

(2) 1998 includes certain benefit obligations and related plan assets transferred to 3M and other defined contribution plans. 1999 includes the transfer of certain benefit obligations and related plan assets from 3M, offset by transfers to Kodak.

            In addition to the above, the Company's Italian subsidiary sponsors an employee severance indemnity plan as required by law. The accrued liability for this severance indemnity plan is included in other liabilities and was $2.4 million and $29.1 million as of December 31, 1999 and 1998, respectively. The Company measures the vested benefit obligation as the amount that would be payable if the employees under the plan would separate currently. Expense for this plan was $0.4 million, $0.4 million and $0.6 million in 1999, 1998 and 1997, respectively.

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

            The Company established an ESOP during 1996 as a cost-effective way of funding the employee retirement savings benefits noted above. The ESOP borrowed $50.0 million from the Company in 1996 and used the proceeds to purchase approximately 2.2 million shares of the Company's common stock, with the ESOP shares pledged as collateral for the debt. The Company makes monthly contributions to the ESOP equal to the debt service plus an applicable amount so that the total contribution releases a number of shares equal to that required to satisfy the Company's matching requirements. As the debt is repaid, shares are released from collateral and allocated to employee accounts. The shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company reports compensation expense equal to the current market price of the shares released, and released shares are considered outstanding for the computation of earnings per share.

            The ESOP shares as of December 31, 1999 and 1998, are as follows:

                                                           1999           1998
--------------------------------------------------------------------------------
   Released and allocated shares                       1,297,333      1,035,484
   Unreleased shares                                     878,554      1,140,403
--------------------------------------------------------------------------------
   Total original ESOP shares                          2,175,887      2,175,887
--------------------------------------------------------------------------------
Fair value of unreleased shares as of December 31    $29,486,000    $19,957,000
================================================================================

            Total expense related to the ESOP was $5.9 million, $6.4 million and $6.8 million in 1999, 1998 and 1997, respectively.

NOTE 14 -- EMPLOYEE STOCK PLANS

            The Company currently has stock options outstanding under the Imation 1996 Employee Stock Incentive Program (the Employee Plan) and the Imation 1996 Directors Stock Compensation Program (the Directors Plan).

            The Employee Plan was approved and adopted by 3M on June 18, 1996, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Employee Plan may not exceed 6,000,000. All shares subject to awards under the Employee Plan that are canceled or terminated will be available again for issuance pursuant to awards under the Employee Plan. Grant prices are generally equal to the fair market value of the Company's common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to five years after grant date. At December 31, 1999 and 1998, there were 1,307,722 and 2,321,470 shares available for grant under the Employee Plan, respectively.

            The Directors Plan was also approved and adopted by 3M, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options with a term of ten years and generally become exercisable one year after grant date. Grant prices are generally equal to the fair market value of the Company's common stock at the date of grant. As of December 31, 1999 and 1998, there were 490,857 and 584,177 shares available for grant under the Directors Plan, respectively.

            The following table summarizes stock option activity for 1999, 1998 and 1997:

                                     Year Ended December 31, 1999  Year Ended December 31, 1998    Year Ended December 31, 1998
                                    -----------------------------  ----------------------------   -----------------------------
                                       Stock     Weighted Average    Stock     Weighted Average     Stock     Weighted Average
                                      Options    Exercise Price     Options     Exercise Price     Options     Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year       3,695,310       $22.49        5,184,676        $21.47        2,648,157        $21.31
Granted                              1,502,291        19.11          583,053         16.86        2,903,244         21.11
Exercised                             (582,092)       21.26         (416,732)         6.54         (190,120)        11.50
Canceled                              (295,828)       25.68       (1,655,687)        17.38         (176,605)        23.84
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year             4,319,681        21.43        3,695,310         22.49        5,184,676         21.47
Exercisable, end of year             1,905,531        22.87        1,882,800         22.47        2,121,243         19.95


            The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                                        Options                                Options
                                                 Weighted            Outstanding-                            Exercisable-
                                                  Average              Weighted                               Weighted
   Range of                   Options            Remaining              Average             Options            Average
Exercise Prices             Outstanding       Contractual Life       Exercise Price       Exercisable       Exercise Price
------------------------------------------------------------------------------------------------------------------------------
 $0.73 to $10.39                10,096           4.4 years               $ 0.98               10,096            $ 0.98
$14.15 to $19.20             1,674,514           9.1 years               $17.42              186,414            $17.66
$22.38 to $23.95             1,319,936           6.8 years               $22.71            1,064,186            $22.66
$24.41 to $27.65             1,184,501           7.5 years               $24.91              641,301            $25.04
$28.15 to $32.75               130,634           9.8 years               $30.13                3,534            $28.60
------------------------------------------------------------------------------------------------------------------------------
$0.73 to $32.75              4,319,681           8.0 years               $21.43            1,905,531            $22.87

            The Company has adopted the disclosure only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized for the stock option plans. If the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123, pro forma pre-tax income would have been $5.8 million lower ($3.6 million after taxes or $0.10 per basic and diluted share) for 1999, $8.3 million lower ($5.0 million after taxes or $0.13 per basic and diluted share) for 1998 and pro forma pre-tax loss would have been $12.7 million higher ($7.8 million after taxes or $0.20 per basic and diluted share) for 1997.

            The weighted average fair values at date of grant for options granted by the Company in 1999, 1998 and 1997 are as follows:

                                                        1999     1998     1997
                                                        ----     ----     ----
Exercise price equals market price on grant date:       $8.16    $7.33    $ 9.55
Exercise price less than market price on grant date:       --    $8.10    $17.71

            The fair values at date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        1999      1998      1997
            ------------------------------------------------------
            Volatility                  41%       40%       40%
            Risk free interest rate     5.33%     5.35%     6.47%
            Expected life (months)      59        51        52
            Dividend growth             Zero      Zero      Zero

NOTE 15 -- SUPPLEMENTAL NON-CASH ITEMS

            In connection with the November 30, 1998 sale of the Medical Imaging Systems business to Kodak (see Note 3), the Company received cash of $143.0 million that was restricted until the medical imaging businesses in Europe were legally transferred to Kodak in the first quarter of 1999. The restricted cash is classified as part of other current assets in the December 31, 1998 Consolidated Balance Sheet and, as a result, is excluded from the proceeds of the sale reflected in the 1998 Consolidated Statement of Cash Flows. The proceeds are reflected as an investing activity in the 1999 Consolidated Statement of Cash Flows.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

            The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 1999, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, including the Jazz Photo Corp. (Jazz Photo) matter described below, could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 1999 would not be material to the Company's financial position or annual results of operations or cash flows.

            On May 10, 1999, Jazz Photo served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company's sale of allegedly defective film to Jazz Photo. In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages and equitable relief. The Company disputes any liability to Jazz Photo and is vigorously defending the action.

NOTE 17 -- QUARTERLY DATA (UNAUDITED)

(In millions,
except per share amounts)                          First       Second        Third       Fourth         Total
-------------------------------------------------------------------------------------------------------------
1999
    Net revenues                                $  341.2     $  354.2     $  346.0     $  371.2     $ 1,412.6
    Gross profit                                   102.9        107.7        110.9        112.1         433.6
    Operating income                                 4.7         16.7         22.7         19.3          63.4
    Income from continuing operations                3.5         10.7         13.8         14.3          42.3
    Discontinued operations                          2.6          2.0         (3.0)          --           1.6
    Net income                                       6.1         12.7         10.8         14.3          43.9
    Earnings per common share, continuing
      operations:
        Basic                                   $   0.09     $   0.29     $   0.38     $   0.39     $    1.13
        Diluted                                     0.09         0.29         0.37         0.39          1.12
    Earnings (loss) per common share,
      discontinued operations:
        Basic                                   $   0.07     $   0.05     $  (0.09)          --     $    0.05
        Diluted                                     0.07         0.05        (0.08)          --          0.05
    Earnings per share, net income:
        Basic                                   $   0.16     $   0.34     $   0.29     $   0.39     $    1.18
        Diluted                                     0.16         0.34         0.29         0.39          1.17
--------------------------------------------------------------------------------------------------------------
1998(1)
    Net revenues                                $  349.1     $  311.8     $  331.7     $  336.3     $ 1,328.9
    Gross profit                                   110.3         96.7        115.4        104.4         426.8
    Operating (loss) income                         (6.7)        (7.8)        11.8         (8.3)        (11.0)
    (Loss) income from continuing operations        (6.5)        (7.0)         5.6         (4.8)        (12.7)
    Discontinued operations                          8.5         11.8          7.8         41.7          69.8
    Net income                                       2.0          4.8         13.4         36.9          57.1
    Basic and diluted (loss) earnings per common
        share:
        Continuing operations                   $  (0.17)    $  (0.18)    $   0.14     $  (0.12)    $   (0.33)
        Discontinued operations                     0.22         0.30         0.20         1.06          1.78
        Net income                                  0.05         0.12         0.34         0.94          1.45
==============================================================================================================

(1) Includes $2.6 million of costs, recorded in non-operating expenses, related to the change in the Company's credit facility in the fourth quarter, a net adjustment in restructuring of $13.2 million in the third quarter and a $3.6 million benefit in restructuring in the second quarter.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

            In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                        /s/PricewaterhouseCoopers LLP
                                        PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 27, 2000