Form 10-Q
period 2000-03-31
IMATION CORP
filed 2000-05-15
CIK 1014111

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.



                         COMMISSION FILE NUMBER: 1-14310

                             ----------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,744,327 shares of Common Stock, par value $0.01 per share, were outstanding at April 28, 2000.


================================================================================

                                  IMATION CORP.
                                      INDEX



                                                                   PAGE(S)
                                                                   -------

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three months ended
                March 31, 2000 and 1999                                3

                Condensed Consolidated Balance Sheets as
                of March 31, 2000 and December 31, 1999                4

                Condensed Consolidated Statements of Cash
                Flows for the three months ended
                March 31, 2000 and 1999                                5

                Notes to Consolidated Financial Statements          6-11

                Report of Independent Accountants                     12

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                         13-17

PART II.        OTHER INFORMATION                                     18

SIGNATURE                                                             19

EXHIBIT INDEX                                                         20

                          PART I. FINANCIAL INFORMATION

                                  IMATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                              2000        1999
                                                            -------      -------
Net revenues                                                $ 328.8      $ 341.2
Cost of goods sold                                            226.2        238.3
                                                            -------      -------
  Gross profit                                                102.6        102.9

Operating expenses:
  Selling, general and
   administrative                                              67.2         79.0
  Research and development                                     17.0         19.2
                                                            -------      -------
     Total                                                     84.2         98.2

Operating income                                               18.4          4.7

Other (income) and expense:
  Interest expense                                              0.4          0.7
  Other, net                                                   (8.3)        (1.9)
                                                            -------      -------
    Total                                                      (7.9)        (1.2)

Income from continuing
  operations before taxes                                      26.3          5.9

Income tax provision                                            5.8          2.4
                                                            -------      -------
Income from continuing
  operations                                                   20.5          3.5

Income from discontinued
  operations, net of taxes                                       --          2.6
                                                            -------      -------

Net income                                                  $  20.5      $   6.1
                                                            =======      =======
Earnings per common share-
  basic:
    Continuing operations                                   $  0.57      $  0.09
    Discontinued operations                                 $    --      $  0.07
                                                            -------      -------
    Net income                                              $  0.57      $  0.16
                                                            =======      =======
Earnings per common share- diluted:
    Continuing operations                                   $  0.56      $  0.09
    Discontinued operations                                 $    --      $  0.07
                                                            -------      -------
    Net income                                              $  0.56      $  0.16
                                                            =======      =======
Weighted average basic
  shares outstanding                                           35.8         39.2
                                                            =======      =======
Weighted average diluted
  shares outstanding                                           36.6         39.3
                                                            =======      =======

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                         March 31,
                                                           2000         December 31,
                                                        (Unaudited)         1999
                                                        ----------       ----------
ASSETS
Current assets
  Cash and equivalents                                  $    200.4       $    194.6
  Accounts receivable - net                                  231.6            252.4
  Inventories                                                177.4            191.3
  Other current assets                                       132.3            133.1
                                                        ----------       ----------
      Total current assets                                   741.7            771.4

Property, plant and equipment - net                          206.0            212.8
Other assets                                                 134.8            143.4
                                                        ----------       ----------
      Total assets                                      $  1,082.5       $  1,127.6
                                                        ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $     90.7       $    104.4
  Accrued payroll                                             15.2             37.0
  Short-term debt                                             28.7             27.3
  Other current liabilities                                  208.9            188.5
                                                        ----------       ----------
      Total current liabilities                              343.5            357.2

Other liabilities                                             35.6             44.0
Long-term debt                                                  --              1.1

Shareholders' equity                                         703.4            725.3
                                                        ----------       ----------

       Total liabilities and shareholders' equity       $  1,082.5       $  1,127.6
                                                        ==========       ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                           ----------------------
                                                             2000          1999
                                                           -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  20.5        $   6.1
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                               18.2           23.5
  Deferred income taxes                                       10.4            1.8
  Inventory, accounts receivable and payable changes          18.0            8.5
  Other working capital changes                               (5.7)         (13.5)
  Other                                                       (1.0)         (23.0)
                                                           -------        -------
Net cash provided by operating activities                     60.4            3.4

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (14.0)         (18.9)
  Proceeds from sale of business                                --          143.0
  Other                                                        0.6           11.3
                                                           -------        -------
Net cash (used in) provided by  investing activities         (13.4)         135.4

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                1.4           (3.0)
  Other borrowings of debt                                      --           53.0
  Other repayments of debt                                    (1.4)         (84.0)
  Purchases of treasury stock                                (47.7)         (41.9)
  Decrease in unearned ESOP shares                             3.8            2.1
  Exercise of stock options                                    2.0             --
                                                           -------        -------
Net cash used in financing activities                        (41.9)         (73.8)

Effect of exchange rate changes on cash                        0.7           (0.3)
                                                           -------        -------

Change in cash and equivalents                                 5.8           64.7
Cash and equivalents - beginning of period                   194.6           64.2
                                                           -------        -------
Cash and equivalents - end of period                       $ 200.4        $ 128.9
                                                           =======        =======

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 1999 Annual Report on Form 10-K.


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

                                                      Three months ended
                                                           March 31,
                                                      ------------------
(In millions)                                          2000        1999
                                                      ------      ------
Weighted average
  shares outstanding                                   36.6        40.3

Weighted average ESOP
  shares not committed                                 (0.8)       (1.1)
                                                      -----       -----

Weighted average
  basic shares outstanding                             35.8        39.2

Dilutive effect of
  employee stock options                                0.8         0.1
                                                      -----       -----

Weighted average diluted
  shares outstanding                                   36.6        39.3
                                                      =====       =====

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                March 31,
                                                   2000           December 31,
(In millions)                                  (Unaudited)            1999
                                               ------------       ------------

Inventories
  Finished goods                               $      121.9       $      123.8
  Work in process                                      16.3               14.6
  Raw materials and supplies                           39.2               52.9
                                               ------------       ------------
    Total inventories                          $      177.4       $      191.3
                                               ============       ============

Property, plant and equipment
  Property, plant and equipment                $      978.9       $      981.2
  Less accumulated depreciation                      (772.9)            (768.4)
                                               ------------       ------------
    Property, plant and equipment - net        $      206.0       $      212.8
                                               ============       ============


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

The following table represents the cumulative activity related to the Company's 1997 and 1998 restructuring programs, adjusted to exclude those activities specifically related to discontinued operations:

(In millions)                 Program         Cumulative        March 31, 2000
                              Amounts           Usage              Balance
                              -------          -------             -------
Severance                     $  58.2          $ (48.2)            $  10.0
Asset impairments                55.3            (55.3)                 --
Other                            33.3            (25.2)                8.1
                              -------          -------             -------
Total                         $ 146.8          $(128.7)            $  18.1
                              =======          =======             =======

From the inception of the restructuring plan through March 31, 2000, the Company has reduced its headcount relating to continuing operations by approximately 1,800. During the three months ended March 31, 2000 the Company made cash payments of $3.2 million related to the activities described above, compared to $13.2 million paid in the same period in 1999. Remaining severance and other payments are expected to be made throughout the balance of 2000.


6. SALE OF THE MEDICAL IMAGING AND PHOTO COLOR SYSTEMS SEGMENT

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

Under the terms of the asset purchase agreement dated as of July 31, 1998 and amended and restated as of November 30, 1998 between the Company and Kodak (as amended and restated, the Asset Purchase Agreement), Kodak paid the Company $532.2 million in cash prior to December 31, 1998, of which $18.0 million represented a nonrefundable deposit under the Ferrania Supply Agreement. Of the $532.2 million cash proceeds, the Company was restricted from using $143.0 million until the European Businesses were legally transferred to Kodak in the first quarter of 1999; this amount is shown as proceeds from sale of business in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1999.

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

On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement and certain other associated businesses, to Schroder Ventures, through Schroder Ventures' wholly owned affiliate, Ferrania Lux, S.A.R.L. In connection with this transaction, the Company recorded a loss of $3.0 million, net of income tax benefits of $7.1 million, in 1999.This transaction is expected to generate after-tax cash of approximately $50.0 million, $25.0 million of which arises out of payment from Kodak related to the sale of the Ferrania Facility.

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

In connection with the sale of the Medical Imaging and Photo Color Systems businesses, the Company receives reimbursement for certain transition services and distribution agreements that the Company has agreed to provide Kodak for up to a period of two years, and Schroder Ventures while it integrates accounting and information systems. Kodak and Schroder Ventures, at their options, may terminate the transition services agreements with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. Reimbursements for these transition services are generally presented as a reduction of general and administrative expenses in the Consolidated Statements of Operations.

As a result of the sale of the Photo Color Systems business and the Ferrania Facility, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment. As such, the Company's Consolidated Statements of Operations for the three months ended March 31, 1999 have been reclassified to present Photo Color Systems and the Medical Imaging Systems businesses as discontinued operations. Income from operations of discontinued businesses include interest expense allocations based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

The results of discontinued operations for the three-month period ended March 31, 1999 were as follows (in millions):

Net revenues                                                   $ 60.8
Income before taxes                                               4.9
Income tax provision                                              2.3
                                                               ------
Income from discontinued
  operations, net of taxes                                     $  2.6
                                                               ======
Earnings per common share-
  basic                                                        $ 0.07
Earnings per common share-
  diluted                                                      $ 0.07


7. COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2000 and 1999 was as follows:

                                                       Three months ended
                                                            March 31,
                                                       ------------------
(In millions)                                           2000        1999
                                                       ------      ------

Net income                                             $ 20.5      $ 6.1

Changes in cumulative
  translation adjustments                                (0.5)      (6.1)
Cash flow hedging                                        (0.1)        --
                                                       ------      -----

Comprehensive
  income                                               $ 19.9      $  --
                                                       ======      =====

8. BUSINESS SEGMENT INFORMATION

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


Business                           Data                    Digital
Segment                     Storage and                  Solutions     Corporate,
Information         First   Information          Color         and      Other and
(In millions)     Quarter    Management   Technologies    Services    Unallocated     Total
--------------------------------------------------------------------------------------------
Net revenues         2000        $233.2          $70.4       $25.0           $0.2    $328.8
                     1999         219.9           88.9        30.8            1.6     341.2
--------------------------------------------------------------------------------------------
Operating            2000         $12.5           $5.2       $(0.7)          $1.4     $18.4
    income(loss)     1999           0.7            6.1        (0.8)          (1.3)      4.7
--------------------------------------------------------------------------------------------

The Corporate, Other and Unallocated (Corporate) amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company's disclosable business segments and general overhead which was previously allocated to the Photo Color business. Included in 2000 Corporate operating income is a one-time benefit of approximately $2 million from the conclusion of a development project, net of a manufacturing capacity adjustment.

Intersegment revenues are not material. Total assets by segment have not changed materially from December 31, 1999.


9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2000. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through income or recognized in other comprehensive income in stockholders' equity until the underlying hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is to be immediately recognized in income.

Upon adoption at January 1, 2000, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive loss to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments. The adjustment did not have a significant impact on the Company's financial position or results of operations at adoption. Accumulated net deferred losses, in other comprehensive loss in stockholders' equity, on foreign currency cash-flow hedges at March 31, 2000 were not significant. Amounts reclassified into income for the three months ended March 31, 2000 were not significant.

The Company maintains a foreign currency exposure management policy that allows for the use of derivative instruments, principally forward exchange contracts. These contracts, ranging in duration from one to twelve months, are entered into to fix the U.S. dollar amount of the eventual cash flows resulting from such transactions. All derivatives are recognized on the balance sheet at their fair value. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to booked or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with gains and losses that were accumulated in other comprehensive income recognized in current period income.


10. INCOME TAXES

The tax rate for the first quarter and expected for the full-year 2000 is 22 percent, down from the 1999 full-year rate of 39 percent. The decline resulted from tax benefits associated with changes to the Company's European structure after the sale of the Medical Imaging and Photo Color businesses and the Ferrania Facility.

11. NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission issued Staff Accounting bulletin No. 101, "Revenue Recognition." An amendment in March 2000 delayed the effective date until the second quarter of 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.


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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                       /s/ PricewaterhouseCoopers LLP
                                       PricewaterhouseCoopers LLP


Minneapolis, Minnesota
April 25, 2000

                             IMATION CORP.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net revenues of $328.8 million declined 3.6 percent from last year's $341.2 million. The decline was due to several factors including foreign currency impacts and softness in the Color Technologies and Digital Solutions and Services segments. Partially offsetting the decline was continued growth in the Data Storage and Information Management segment. International revenue was $161.7 million, up 3.5 percent. Net revenue outside North America was up in all geographies in local currency. On a dollar basis, revenues in Latin America and Asia recorded double-digit increases.

Data Storage and Information Management revenues increased by 6 percent to $233.2 million from $219.9 million a year ago. Foreign currency had a negative effect. On a local currency basis, revenues were up 9 percent. Media sales grew by 13.6 percent on the strength of demand for the 9840 tape cartridge (Enterprise), DLTtape (Network) and optical media (Mobile/Desktop). Hardware revenue, a small portion of the segment, was down versus last year due primarily to lower SuperDisk drive sales.

Color Technologies revenues declined by $18.5 million to $70.4 million from $88.9 million a year ago. The planned outsourcing of the plates and film products, which began in 1999, was a significant factor. In addition, the implementation of tighter inventory management methods by some distributors also had a negative impact.

Digital Solutions and Services revenues declined $5.8 million to $25.0 million. The decline resulted from the ongoing transition in the large format document imaging business from analog to digital.

Gross profit of $102.6 million was flat with the $102.9 million a year ago, though gross margin percentage improved to 31.2 percent from 30.2 percent a year ago. The improvement in gross margin percentage comes from a combination of manufacturing improvements and SuperDisk profit improvements. The one-point improvement was achieved despite the negative changes in product mix and the negative impact of foreign currency.

Selling, general and administrative (SG&A) expenses declined $11.8 million, or 15 percent from $79.0 million last year to $67.2 million in the current quarter. 1999 SG&A included IT and advertising investments that declined. SG&A expenses also benefited by approximately $2 million in the quarter due to the positive impact from the conclusion of a development project, net of a manufacturing capacity adjustment. SG&A expenses, as a percentage of revenue, may be negatively impacted by 1 to 1.5 percentage points during the balance of 2000 due to declining demand for transition services associated with the divestiture of the Medical Imaging and Photo Color Systems businesses.

Research and development (R&D) costs were $17.0 million, within the Company's stated target range of 5-7 percent of revenues. Management continues to expect ongoing R&D investment as a percent of total revenues to range from 5-7 percent during the next several years.

Operating income in the first quarter of 2000 was $18.4 million compared to $4.7 million for the same period last year. This improvement is due to the factors discussed above.

Other income increased to $7.9 million from $1.2 million a year ago. Extensive venture capital distributions, which currently are expected to be minimal for the balance of the year, contributed approximately $7 million during the quarter. In addition, interest income was higher as a result of increased cash flow.

The tax rate for the first quarter and expected for the full-year 2000 is 22 percent, down from the 1999 full-year rate of 39 percent. The lower tax rate contributed $0.12 per share to earnings in the first quarter. The decline resulted from tax benefits associated with changes to the Company's European structure resulting from the sale of the Photo Color business and the Italian manufacturing facility. Additional tax benefits from the above actions are expected in future years.

Income from continuing operations in the first quarter of 2000 was $20.5 million, or $0.57 per basic share and $0.56 per diluted share, compared with income from continuing operations of $3.5 million, or $0.09 per basic and diluted share, for the same period in 1999 for the reasons discussed above.

FINANCIAL POSITION

Working capital, current assets minus current liabilities, declined $16.0 million to $398.2 million at March 31, 2000. Other measures of liquidity, the current and quick ratios, remained unchanged from December 31, 1999 at 2.2 and 1.3, respectively. Inventory days of supply improved to 71 from 76 at December 31, 1999. Accounts receivable days sales outstanding was 63 days at March 31, 2000, essentially flat with the record low at December 31, 1999 of 62 days. The decline in working capital and indices mentioned above was due both to the decline in net revenues and working capital initiatives during the three months ended March 31, 2000.

The book value of property, plant and equipment as of March 31, 2000 was $206.0 million, relatively unchanged from $212.8 million at December 31, 1999. The debt-to-capital ratio was 3.9% at March 31, 2000 compared to 3.8% at December 31, 1999. The Company repurchased 1.6 million shares of common stock during the quarter for $47.7 million under the terms of an existing stock repurchase program. Authorization to repurchase slightly over four million shares remains under this program.

LIQUIDITY

Cash provided by operating activities was $60.4 million during the three months ended March 31, 2000 compared with $3.4 million during the same period in 1999. Depreciation and amortization was $18.2 million in the first three months of 2000, down from $23.5 million in 1999 primarily because of the sale of the Photo Color business (see Note 6 to the Consolidated Financial Statements). Changes in working capital provided $12.3 million during the first three months of 2000, reflecting continued progress on working capital initiatives and lower revenues, compared to a usage of $5.0 million in the comparable period of 1999. Other adjustments to reconcile net income to net cash provided by operating activity in the first quarter of 1999 included a $3.5 million gain on the sale of land and buildings and a $7.1 million reclassification of an unearned deposit related to a supply agreement with Kodak from long-term to current. In addition, for the three months ended March 31, 1999, the Company made total cash payments of $14.2 million, including $1.0 million attributed to discontinued operations, associated with its restructuring.

Cash used by investing activities was $13.4 million for the three months ended March 31, 2000 compared with cash provided of $135.4 million in the comparable period of 1999 which included proceeds from the sale of the Medical Imaging business of $143.0 million. Capital expenditures of $14.0 million for the first three months of 2000 decreased $4.9 million from the $18.9 million in the same period of 1999 in part due to the sale of the Photo Color business. Full year capital spending is now expected to be lower than the $85.0 million disclosed in the Company's 1999 Annual Report on Form 10-K.

Net financing activities during the first three months of 2000 used cash of $41.9 million compared with a $73.8 million use of cash in the comparable 1999 period. Financing activities in 2000 were comprised primarily of the purchase of treasury stock under an existing repurchase program. Financing activities in 1999 also included a net usage of cash of $34.0 million to pay down debt.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at March 31, 2000 was $132.7 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company's interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.75 percent and 1.25 to 2.25 percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. Borrowings under the Loan Agreement are collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. No borrowings were outstanding under the Loan Agreement at March 31, 2000.

In addition, certain subsidiaries have arranged borrowings locally outside of the agreements discussed above. As of March 31, 2000, $28.7 million of short-term borrowings were outstanding under such arrangements.

As of March 31, 2000, the Company's ratio of debt to total capital was 3.9 percent as compared with 3.8 percent at December 31, 1999. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company for the foreseeable future.

DERIVATIVE FINANCIAL INSTRUMENTS

In conjunction with the adoption of SFAS No. 133 (see Note 9 to Consolidated Financial Statements), the Company revised its foreign currency hedging policy to allow for the hedging of anticipated transactions ("cash flow hedging") in addition to booked transactions ("transaction hedging"). The Company is evaluating alternative methods to implement this policy and may expand its use of cash flow hedging later this year. The objective of the currency hedging is to reduce the fluctuations in earnings and cash flows caused by volatility in exchange rates; however, no assurance can be given that these risk management activities will offset more than a portion of the adverse financial impact.

YEAR 2000 COMPLIANCE

As of the date of this filing, the Company has not experienced any significant Year 2000 problems with its IT or non-IT systems or products, nor has the Company experienced any significant problems associated with any of its critical external business relationships. There have not been any significant costs incurred with respect to remediation during 2000. The Company does not anticipate significant future problems or costs.

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

The Euro conversion may lead to increased competition between countries and potential erosion of margins as prices in different countries are more transparent. The Company is reviewing its marketing strategies to address possible increased competition and is also reviewing and testing its software compatibility with the Euro conversion. The Company will continue to review the impact of the conversion to the Euro; however, the Company does not expect that the Euro conversion will have a material impact on the Company's results of operations or financial position.

SALE OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS BUSINESSES

As discussed in Note 6 to the Consolidated Financial Statements, on November 30, 1998, the Company sold its worldwide Medical Imaging Systems business to Eastman Kodak Company (Kodak). The Company, however, retained its manufacturing facility in Ferrania, Italy, (the Ferrania Facility) from which the Company agreed to manufacture x-ray and wet laser medical imaging film for Kodak for a minimum of two years under a supply agreement which became effective on November 30, 1998.

On August 2, 1999, the Company sold its Photo Color Systems business and the Ferrania Facility to Schroder Ventures (see Note 6 to the Consolidated Financial Statements).

Associated with the Company's sale of its Medical Imaging and Photo Color Systems businesses, the Company receives reimbursement for certain transition services that the Company has agreed to provide to the respective purchasers as they integrate those businesses into their organizations. Kodak and Schroder Ventures, at their option, may terminate their respective transition services agreements with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. While the Company can not project with certainty the duration of and expected cost reimbursements associated with the transition services, or the potential impact when the transition services agreements are terminated,

SG&A expenses, as a percentage of revenue, may be negatively impacted by 1 to
1.5 percentage points over the next 12 months due to the declining need for transition services.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the Company's ability to meeet its cost reduction and revenue growth targets and its ability to introduce new offerings in a timely manner, to manage lower SG&A reimbursements from Kodak and Schroder Ventures as transition services that the Company provides associated with the sale of certain businesses decline, the resolution of disputes associated with the sale of the Medical Imaging and Photo Color Systems businesses, the competitive pricing environment, foreign currency fluctuations, the ability of Imation to secure adequate supply of certain high demand products, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products as well as various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1999 Annual Report on Form 10-K and subsequent Form 10-Q filings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2000 would not be material to the Company's financial position or annual results of operations or cash flows.


Items 2-5.  Not Applicable


Item 6(a).  Exhibits

         The following documents are filed as exhibits to this Report.

                  15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page 21.

                  27.1     Financial data schedule

(b) A Form 8-K Current Report dated February 18, 2000 was filed relating to the Consolidated Financial Statements of the Company and Subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, together with the Report of Independent Accountants by PricewaterhouseCoopers LLP.

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



                                                Imation Corp.
                                              -----------------
                                                (REGISTRANT)



Date:  May 15, 2000              By:
                                        /s/ Robert L. Edwards
                                      ----------------------------------
                                           Robert L. Edwards
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Chief Administrative
                                           Officer

                             EXHIBIT INDEX


Exhibit
Number                             Description
-------       --------------------------------------------------------------


 15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

 27.1         Financial data schedule.