Form 10-Q
period 2000-06-30
IMATION CORP
filed 2000-08-04
CIK 1014111

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______ .



                         COMMISSION FILE NUMBER: 1-14310
                         -------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,527,572 shares of Common Stock, par value $0.01 per share, were outstanding at July 31, 2000.


================================================================================

                            IMATION CORP.
                               INDEX



                                                                   PAGE(S)
                                                                   -------

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three and six months ended June 30,
                2000 and 1999                                          3

                Condensed Consolidated Balance Sheets as
                of June 30, 2000 and December 31, 1999                 4

                Condensed Consolidated Statements of Cash
                Flows for the six months ended
                June 30, 2000 and 1999                                 5

                Notes to Consolidated Financial Statements           6-12

                Report of Independent Accountants                     13

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                          14-19

PART II.        OTHER INFORMATION                                   20-21

SIGNATURE                                                             22

EXHIBIT INDEX                                                         23

                          PART I. FINANCIAL INFORMATION

                                 IMATION CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)
                                 (Unaudited)

                                        Three months ended       Six months ended
                                              June 30,               June 30,
                                        ------------------      ------------------
                                         2000        1999        2000        1999
                                        ------      ------      ------      ------
Net revenues                            $309.1      $354.2      $637.9      $695.4
Cost of goods sold                       214.3       246.5       440.5       484.8
                                        ------      ------      ------      ------
  Gross profit                            94.8       107.7       197.4       210.6

Operating expenses:
  Selling, general and
   administrative                         64.4        72.1       131.6       151.1
  Research and development                16.7        18.9        33.7        38.1
                                        ------      ------      ------      ------
    Total                                 81.1        91.0       165.3       189.2

Operating income                          13.7        16.7        32.1        21.4

Other (income) and expense:
  Interest expense                         0.5         0.2         0.9         0.9
  Other, net                              (4.5)       (1.2)      (12.8)       (3.1)
                                        ------      ------      ------      ------
    Total                                 (4.0)       (1.0)      (11.9)       (2.2)

Income from continuing
  operations before taxes                 17.7        17.7        44.0        23.6

Income tax provision                       3.9         7.0         9.7         9.4
                                        ------      ------      ------      ------
Income from continuing
  operations                              13.8        10.7        34.3        14.2

Income from operations of
  discontinued businesses,
  net of taxes                              --         2.0          --         4.6
                                        ------      ------      ------      ------
Net income                              $ 13.8      $ 12.7      $ 34.3      $ 18.8
                                        ======      ======      ======      ======

Earnings per common
  share-basic:
    Continuing operations               $ 0.39      $ 0.29      $ 0.97      $ 0.37
    Net income                          $ 0.39      $ 0.34      $ 0.97      $ 0.49

Earnings per common
  share-diluted:
    Continuing operations               $ 0.39      $ 0.29      $ 0.95      $ 0.37
    Net income                          $ 0.39      $ 0.34      $ 0.95      $ 0.49

Weighted average basic
  shares outstanding                      35.0        36.9        35.4        38.1
                                        ======      ======      ======      ======

Weighted average diluted
  shares outstanding                      35.6        37.0        36.1        38.1
                                        ======      ======      ======      ======


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Millions)

                                                        June 30,
                                                          2000         December 31,
                                                       (Unaudited)         1999
                                                       -----------     ------------
ASSETS
Current assets
  Cash and equivalents                                   $  211.3        $  194.6
  Accounts receivable - net                                 222.1           252.4
  Inventories                                               181.7           191.3
  Other current assets                                      121.4           133.1
                                                         --------        --------
      Total current assets                                  736.5           771.4

Property, plant and equipment - net                         207.8           212.8
Other assets                                                133.2           143.4
                                                         --------        --------
      Total assets                                       $1,077.5        $1,127.6
                                                         ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                       $   91.8        $  104.4
  Accrued payroll                                            16.2            37.0
  Short-term debt                                            23.9            27.3
  Other current liabilities                                 192.3           188.5
                                                         --------        --------
      Total current liabilities                             324.2           357.2

Other liabilities                                            37.2            44.0
Long-term debt                                                 --             1.1

Shareholders' equity                                        716.1           725.3
                                                         --------        --------

      Total liabilities and shareholders' equity         $1,077.5        $1,127.6
                                                         ========        ========


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              IMATION CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Millions)
                               (Unaudited)

                                                                   Six months ended
                                                                       June 30,
                                                                 ---------------------
                                                                  2000           1999
                                                                 ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 34.3         $ 18.8
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                    34.8           47.8
  Deferred income taxes                                             9.3           (0.5)
  Inventory, accounts receivable and payable changes               23.3           29.7
  Other working capital changes                                    (8.5)         (14.0)
  Other                                                            (2.6)          (7.1)
                                                                 ------         ------
Net cash provided by operating activities                          90.6           74.7

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (28.7)         (30.3)
  Proceeds from sale of medical imaging business                     --          143.0
  Other                                                            (0.5)           4.0
                                                                 ------         ------
Net cash (used in) provided by investing activities               (29.2)         116.7

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                    (3.1)          (7.4)
  Other borrowings of debt                                           --           53.0
  Other repayments of debt                                         (1.1)         (84.0)
  Purchases of treasury stock                                     (51.4)         (61.5)
  Decrease in unearned ESOP shares                                  4.4            3.8
  Exercise of stock options and other                               8.1            0.4
                                                                 ------         ------
Net cash used in financing activities                             (43.1)         (95.7)

Effect of exchange rate changes on cash                            (1.6)          (6.9)
                                                                 ------         ------

Net change in cash and equivalents                                 16.7           88.8
Cash and equivalents - beginning of period                        194.6           64.2
                                                                 ------         ------
Cash and equivalents - end of period                             $211.3         $153.0
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

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                -------------------       -------------------
(In millions)                    2000         1999         2000         1999
                                ------       ------       ------       ------
Weighted average
  shares outstanding              35.7         37.9         36.2         39.1

Weighted average ESOP
  shares not committed            (0.7)        (1.0)        (0.8)        (1.0)
                                ------       ------       ------       ------

Weighted average
  basic shares outstanding        35.0         36.9         35.4         38.1

Dilutive effect of
  employee stock options           0.6          0.1          0.7           --
                                ------       ------       ------       ------

Weighted average diluted
  shares outstanding              35.6         37.0         36.1         38.1
                                ======       ======       ======       ======

Options to purchase 0.4 million and 2.9 million shares of the Company's common stock were outstanding as of June 30, 2000 and 1999, respectively, that were not included in the computation of potential common shares because the effect of the options would be antidilutive.

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                             June 30,
                                               2000         December 31,
(In millions)                               (Unaudited)        1999
                                            -----------     ------------

Inventories
  Finished goods                             $   124.8       $   123.8
  Work in process                                 19.1            14.6
  Raw materials and supplies                      37.8            52.9
                                             ---------       ---------
    Total inventories                        $   181.7       $   191.3
                                             =========       =========

Property, Plant and Equipment
  Property, plant and equipment              $   978.2       $   981.2
  Less accumulated depreciation                 (770.4)         (768.4)
                                             ---------       ---------
    Property, plant and equipment - net      $   207.8       $   212.8
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

(In millions)               Program          Cumulative       June 30, 2000
                            Amounts             Usage            Balance
                           --------           --------           -------

Severance                  $   58.2          $   (52.5)          $    5.7
Asset impairments              55.3              (55.3)                --
Other                          33.3              (27.3)               6.0
                           --------          ---------           --------
Total                      $  146.8          $  (135.1)          $   11.7
                           ========          =========           ========

From the inception of the restructuring plan through June 30, 2000, the Company has reduced its headcount relating to continuing operations by approximately 1,900, primarily due to the restructuring plan discussed above. During the six months ended June 30, 2000 the Company made cash payments of approximately $10.0 million related to the activities described above, compared to $16.0 million paid in the same period in 1999. The majority of the remaining severance and other payments are expected to be made in 2000.

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

Under the terms of the asset purchase agreement dated as of July 31, 1998 and amended and restated as of November 30, 1998 between the Company and Kodak (as amended and restated, the Asset Purchase Agreement), Kodak paid the Company $532.2 million in cash prior to December 31, 1998, of which $18.0 million represented a nonrefundable deposit under the Ferrania Supply Agreement. Of the $532.2 million cash proceeds, the Company was restricted from using $143.0 million until the European Businesses were legally transferred to Kodak in the first quarter of 1999; this amount is shown as proceeds from sale of business in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1999.

On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement and certain other associated businesses, to Schroder Ventures, through Schroder Ventures' wholly owned affiliate, Ferrania Lux, S.A.R.L. In connection with this transaction, the Company recorded a loss of $3.0 million, net of income tax benefits of $7.1 million, in the third quarter of 1999. This transaction is expected to generate after-tax cash of approximately $50.0 million, $25.0 million of which arises out of payment from Kodak related to the sale of the Ferrania Facility.

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

As a result of the sale of the Photo Color Systems business and the Ferrania Facility, the Company has completed the disposition of its Medical Imaging and Photo Color Systems segment. As such, the Company's Consolidated Statements of Operations for the three and six month periods in 1999, have been reclassified to present Photo Color Systems and the Medical Imaging Systems businesses as discontinued operations.

The results of discontinued operations for the three and six month periods ended June 30, 1999 were as follows (in millions):

                                          Three months ended   Six months ended
                                            June 30, 1999        June 30, 1999
                                          ------------------   ----------------

Net revenues                                   $  63.9             $ 124.7
Income before taxes                                4.4                 9.3
Income tax provision                               2.4                 4.7
                                               -------             -------
Net income from discontinued operations        $   2.0             $   4.6
                                               =======             =======
Basic and diluted earnings
  per common share                             $  0.05             $  0.12
                                               =======             =======


7.  COMPREHENSIVE INCOME

The components of total comprehensive income are shown below. The unrealized loss on available-for-sale securities and the cash flow hedging balance of a $2.1 million loss as of June 30, 2000 is recorded net of $1.0 million in deferred income tax benefits.

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                 --------------------      --------------------
(In millions)                      2000         1999         2000         1999
                                 -------      -------      -------      -------

Net income                       $  13.8      $  12.7      $  34.3      $  18.8
 Changes in cumulative
   translation adjustments          (1.5)        (9.5)        (2.0)       (15.6)
Unrealized loss on available-
   for-sale securities - net        (1.9)          --         (1.9)          --
Cash flow hedging - net             (0.1)          --         (0.2)          --
                                 -------      -------      -------      -------
Comprehensive income             $  10.3      $   3.2      $  30.2      $   3.2
                                 =======      =======      =======      =======

Accumulated other comprehensive earnings (loss) consists of the following:

                             Foreign             Unrealized Loss   Accumulated
                             Currency    Cash     on Available        Other
                           Translation   Flow        for Sale     Comprehensive
                            Adjustment  Hedging    Securities     Earnings(Loss)
                           -----------  -------  ---------------  --------------


Balance, December 31, 1999   $(82.1)     $   --      $   --          $(82.1)
First quarter 2000 change      (0.5)       (0.1)         --            (0.6)
                             ------      ------      ------          ------
Balance, March 31, 2000       (82.6)       (0.1)         --           (82.7)
Second quarter 2000 change     (1.5)       (0.1)       (1.9)           (3.5)
                             ------      ------      ------          ------
Balance, June 30, 2000       $(84.1)     $ (0.2)     $ (1.9)         $(86.2)
                             ======      ======      ======          ======

8.  BUSINESS SEGMENT INFORMATION

The Company's continuing businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media for use in the mobile and desktop, network and enterprise data center markets; Color Technologies, whose principle products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation.

Business                                Data                      Digital
Segment                          Storage and                    Solutions   (1)Corporate,
Information             Second   Information          Color           and       Other and          Total
(In millions)          Quarter    Management   Technologies      Services     Unallocated        Company
--------------------------------------------------------------------------------------------------------
Net revenues              2000        $211.4         $ 74.0        $ 23.7              --         $309.1
                          1999         237.7           85.8          29.7          $  1.0          354.2
--------------------------------------------------------------------------------------------------------
Operating                 2000        $  6.7         $  8.0        $ (0.6)         $ (0.4)        $ 13.7
   Income (loss)          1999           5.7           13.0          (0.5)           (1.5)          16.7
--------------------------------------------------------------------------------------------------------

Business                   Six          Data                      Digital
Segment                 Months   Storage and                    Solutions   (1)Corporate,
Information                 to   Information          Color           and       Other and          Total
(In millions)             Date    Management   Technologies      Services     Unallocated        Company
--------------------------------------------------------------------------------------------------------

Net revenues              2000        $444.6         $144.4        $ 48.7          $  0.2         $637.9
                          1999         457.6          174.7          60.5             2.6          695.4
--------------------------------------------------------------------------------------------------------
Operating                 2000        $ 19.2         $ 13.2        $ (1.3)         $  1.0         $ 32.1
   Income (loss)          1999           6.4           19.1          (1.3)           (2.8)          21.4
--------------------------------------------------------------------------------------------------------

(1) The Corporate, Other and Unallocated (Corporate) amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company's disclosable business segments and, in 1999, general overhead which was previously allocated to the Photo Color business. Included in 2000 Corporate operating income is a one-time benefit of approximately $2 million from the conclusion of a development project, net of a manufacturing capacity adjustment.

Intersegment revenues are not material. Total assets by segment have not changed materially from December 31, 1999.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2000. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through income or recognized in other comprehensive income in shareholders' equity until the underlying hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is to be immediately recognized in income. Upon adoption at January 1, 2000, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive loss to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments. The adjustment did not have a significant impact on the Company's financial position or results of operations at adoption. Accumulated net deferred losses, in other comprehensive loss in shareholders' equity, on foreign currency cash-flow hedges at June 30, 2000 were $0.2 million, net of tax. Amounts reclassified into income for the six months ended June 30, 2000 were not significant.

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


10.  NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect the amendment to have a material impact on its consolidated financial statements.

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

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the "Company") as of June 30, 2000, and the related consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                       /s/ PricewaterhouseCoopers LLP
                                       PricewaterhouseCoopers LLP


Minneapolis, Minnesota
July 25, 2000

                                  IMATION CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net revenues of $309.1 million declined 12.7 percent from last year revenues of $354.2 million. The decline was primarily due to softness in the Company's mature products in the Data Storage and Information Management and the Color Technologies business segments. In addition, currency effects and price reductions negatively impacted revenues.

Data Storage and Information Management revenues declined $26.3 million to $211.4 million from $237.7 million a year ago. The revenue decline was primarily due to planned lower SuperDisk drive hardware sales, foreign currency, lower sales of mature technology media, and price reductions. Strength of demand for the 9840 tape cartridge, DLTtape, and optical media partially offset the revenue decline.

Color Technologies revenues were $74.0 million as compared to $85.8 million a year ago. The $11.8 million decline from second quarter 1999 was primarily due to lower sales of analog proofing products, plates, and graphic arts film products. Strong digital proofing products' sales partially offset the overall decline.

Digital Solutions and Services second quarter 2000 revenues were $23.7 million as compared to $29.7 million a year ago. The $6.0 million decline from second quarter 1999 primarily resulted from the ongoing transition in the large format document imaging business from analog to digital.

Gross profit of $94.8 million declined $12.9 million from $107.7 million a year ago. The gross margin percentage was relatively flat resulting from product mix benefits that were offset by the negative impact of foreign currency.

Selling, general and administrative (SG&A) expenses declined $7.7 million, or
10.7 percent from $72.1 million last year to $64.4 million in the current quarter. SG&A expenses were benefited by cost reductions in information technology and reductions in variable compensation accruals. SG&A expenses, as a percentage of revenue, may be negatively impacted by 1.0 to 1.5 percentage points during the balance of 2000 due to declining demand for transition services associated with the divestiture of the Medical Imaging and Photo Color Systems businesses.

Research and development (R&D) costs were $16.7 million, or 5.4 percent of revenues. This percentage is consistent with recent quarters.

Operating income in the second quarter of 2000 was $13.7 million compared to $16.7 million for the same period last year. This decline is due to the factors discussed above.

Other income increased to $4.0 million from $1.0 million a year ago. The increase was primarily due to interest income. Other income also benefited from modest venture capital gains and other factors during the period.

The tax rate for the second quarter and expected for the full-year 2000 is 22 percent, down from the 1999 full-year rate of 39 percent. The lower tax rate contributed $0.09 per diluted share to earnings in the second quarter. The decline resulted from tax benefits associated with changes to the Company's European structure resulting from the sale of the Medical Imaging and Photo Color businesses, and the Italian manufacturing facility. Continued tax benefits from the above actions are expected in future years.

Income from continuing operations in the second quarter of 2000 was $13.8 million, or $0.39 per basic and diluted share, compared with income from continuing operations of $10.7 million, or $0.29 per basic and diluted share, for the same period in 1999 for the reasons discussed above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

On a year to date basis, net revenues of $637.9 million declined 8.3 percent from last year's $695.4 million. The decline was due to several factors including softness in mature products in the Data Storage and Information Management and the Color Technologies business segments, negative effects of foreign currency, and price reductions. Sales volumes increased in all geographies outside North America.

Data Storage and Information Management revenues decreased 2.8 percent to $444.6 million from $457.6 million a year ago. The revenue decline was primarily due to planned lower SuperDisk drive hardware sales and lower sales of mature technology media. Foreign currency and price reductions also had a negative effect. Strength of demand for the 9840 tape cartridge, DLTtape, and optical media partially offset the decline.

Color Technologies revenues were $144.4 million, as compared to $174.7 million a year ago. The $30.3 million decline was primarily due to lower sales of analog proofing products, plates, and graphic arts film products. Strong digital proofing products' sales partially offset the overall decline.

Digital Solutions and Services revenues declined $11.8 million to $48.7 million. The decrease primarily resulted from the ongoing transition in the large format document imaging business from analog to digital.

Gross profit of $197.4 million for the first six months of 2000 declined $13.2 million from $210.6 million a year ago, though gross margin percentage improved to 30.9 percent from 30.3 percent a year ago. The improvement in gross margin percentage comes from a combination of manufacturing improvements and benefits of product mix. The improvement was achieved despite the negative impact of foreign currency.

Selling, general and administrative (SG&A) expenses for the first six months of 2000 were $131.6 million. SG&A declined $19.5 million, or 12.9 percent from $151.1 million last year. SG&A expenses benefited by cost reductions in information technology, reductions in variable compensation accruals, and approximately $2.0 million from the first quarter conclusion of a development project, net of a manufacturing capacity adjustment.

Research and development (R&D) costs for the first six months of 2000 were $33.7 million, within the Company's stated target range of 5-7 percent of revenues.

Operating income for the first six months of 2000 was $32.1 million, as compared to $21.4 million for the same period last year. This improvement is due to the factors discussed above. The Company now anticipates year 2000 operating income growth to be in the range of 6-12 percent, a reduction from the 20 percent growth disclosed in the Company's Annual Report on Form 10-K.

Other income increased to $11.9 million from $2.2 million a year ago. Venture capital distributions, which currently are expected to be minimal for the balance of the year, contributed approximately $7.6 million for the first six months of 2000. Other income was also benefited by interest income during the period.

The tax rate for the first six months and expected for the full-year 2000 is 22 percent, down from the 1999 full-year rate of 39 percent. The lower tax rate contributed $0.21 per share to earnings in the first half of this year. The decline resulted from tax benefits associated with changes to the Company's European structure resulting from the sale of the Medical Imaging and Photo Color businesses, and the Italian manufacturing facility. Continued tax benefits from the above actions are expected in future years.

Income from continuing operations for the first six months of 2000 was $34.3 million, or $0.97 per basic share and $0.95 per diluted share. This compares with income from continuing operations of $14.2 million, or $0.37 per basic and diluted share, for the same period in 1999. The increase is due to the reasons discussed above.

FINANCIAL POSITION

Working capital of $412.3 million as of June 30, 2000 was relatively unchanged compared to year-end 1999. Another measure of liquidity, the current ratio, was
2.3 as of June 30, 2000, as compared to 2.2 at December 31, 1999. Inventory days of supply was unchanged from 76 days at December 31, 1999. Accounts receivable days sales outstanding was 61 days at June 30, 2000, an improvement from 62 days at December 31, 1999.

The book value of property, plant and equipment as of June 30, 2000 was $207.8 million, relatively unchanged from $212.8 million at December 31, 1999. The Company repurchased 138,000 shares of common stock during the quarter for $3.7 million under the terms of an existing stock repurchase program. Authorization to repurchase approximately 3.9 million shares remains under this program.

LIQUIDITY

Cash provided by operating activities was $90.6 million during the six months ended June 30, 2000 compared with $74.7 million during the same period in 1999. Depreciation and amortization was $34.8 million in the first six months of 2000, down from $47.8 million in 1999, due to the sale of the Photo Color business and other factors (see Note 6 to the Consolidated Financial Statements). Changes in working capital provided $14.8 million during the first six months of 2000, relatively unchanged from $15.7 million in the comparable period of 1999. For the six months ended June 30, 2000, the Company made total cash payments of approximately $10.0 million, associated with its restructuring program.

Cash used by investing activities was $29.2 million for the six months ended June 30, 2000 compared with cash provided of $116.7 million in the comparable period of 1999 which included proceeds from the sale of the Medical Imaging business of $143.0 million. Capital expenditures of $28.7 million for the first six months of 2000 decreased $1.6 million from the $30.3 million in the same period of 1999, in part due to the sale of the Photo Color business.

Net financing activities during the first six months of 2000 used cash of $43.1 million compared with a $95.7 million use of cash in the comparable 1999 period. Financing activities in 2000 were comprised primarily of the purchase of treasury stock under an existing repurchase program. In addition to treasury stock purchases, financing activities in 1999 also included a net usage of cash of $38.4 million to pay down debt.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at June 30, 2000 was $114.6 million. No borrowings were outstanding under the Loan Agreement at June 30, 2000.

In addition, the Company has arranged for local borrowings of debt for certain subsidiaries. As of June 30, 2000, $23.9 million of short-term borrowings were outstanding under such arrangements.

As of June 30, 2000, the Company's ratio of debt to total capital was 3.2 percent as compared with 3.8 percent at December 31, 1999. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company for the foreseeable future.

DERIVATIVE FINANCIAL INSTRUMENTS

In conjunction with the adoption of SFAS No.133 (see Note 9 to Consolidated Financial Statements), the Company revised its foreign currency hedging policy to allow for the hedging of anticipated transactions ("cash flow hedging") in addition to booked transactions ("transaction hedging"). The Company is evaluating alternative methods to implement this policy and may expand its use of cash flow hedging. The objective of the currency hedging is to reduce the fluctuations in earnings and cash flows caused by volatility in exchange rates; however, no assurance can be given that these risk management activities will offset more than a portion of the adverse financial impact.

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

SALE OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS BUSINESSES

As discussed in Note 6 to the Consolidated Financial Statements, on November 30, 1998, the Company sold its worldwide Medical Imaging Systems business to Eastman Kodak Company (Kodak). On August 2, 1999, the Company sold its Photo Color Systems business and the manufacturing facility in Ferrania, Italy, to Schroder Ventures.

Associated with the Company's sale of its Medical Imaging and Photo Color Systems businesses, the Company receives reimbursement for certain transition services that the Company has agreed to provide to the respective purchasers as they integrate those businesses into their organizations. Kodak and Schroder Ventures, at their option, may terminate their respective transition services agreements with respect to individual categories of service upon prior notice, the length of which varies according to the nature of the service. While the Company can not project with certainty the duration of and expected cost reimbursements associated with the transition services, or the potential impact when the transition services agreements are terminated, SG&A expenses, as a percentage of revenue, may be negatively impacted by 1 to 1.5 percentage points during the balance of 2000 due to the declining need for transition services.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the Company's ability to meet its cost reduction and revenue growth targets and its ability to introduce new offerings in a timely manner, the resolution of disputes associated with the sale of the Medical Imaging and Photo Color Systems businesses, the competitive pricing environment, foreign currency fluctuations, the ability of Imation to secure adequate supply of certain high demand products, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products, as well as various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1999 Annual Report on Form 10-K and subsequent Form 10-Q filings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2000 would not be material to the Company's financial position or annual results of operations or cash flows.


Items 2-3. Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's 2000 Annual Meeting of Shareholders held on May 16, 2000, the shareholders approved the following:

         (a) A proposal to elect three Class I directors of the Company to serve for three-year terms ending in 2003, as follows:

Directors                             Votes For            Votes Withheld
-----------------                     ---------            --------------
Lawrence E. Eaton                     30,957,953               945,019
Michael S. Fields                     30,987,090               915,882
Ronald T. Lemay                       30,986,282               916,690

         There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class II directors for a term ending in 2001 - William W. George, Marvin L. Mann, and Daryl J. White; and Class III directors for a term ending in 2002 - Richard E. Belluzzo, Linda W. Hart, and William T. Monahan.

         (b) A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as independent accountants of the Company for the year ending December 31, 2000. The proposal received 31,485,309 votes for, and 262,469 against, ratification. There were 155,194 abstentions and no broker non-votes.

         (c) A proposal to approve the Company's 2000 Stock Incentive Plan. The proposal received 18,757,314 votes for, and 8,122,316 against, approval. There were 279,008 abstentions and 4,744,334 broker non-votes.

Item 5.      Not Applicable

Item 6(a).   Exhibits

         The following documents are filed as exhibits to this Report.

                    15.1 An awareness letter from the Company's independent
                         accountants regarding unaudited interim financial statements. Page 24.

                    27.1 Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Imation Corp.
                                                   -------------
                                                   (REGISTRANT)



Date: August 3, 2000                By:
                                           /s/ Robert L. Edwards
                                           ------------------------------------
                                               Robert L. Edwards
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Chief Administrative Officer

                                  EXHIBIT INDEX


Exhibit
Number                             Description
-------        -----------------------------------------------------------------

  15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

  27.1         Financial data schedule.