Form 10-Q
period 2000-09-30
IMATION CORP
filed 2000-11-02
CIK 1014111

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________ .



                         COMMISSION FILE NUMBER: 1-14310

                         -------------------------------

                                  IMATION CORP.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            41-1838504
          41-1838504                                        (I.R.S. Employer
(State or other jurisdiction of                            Identification No.)


                                 1 IMATION PLACE
                            OAKDALE, MINNESOTA 55128
                    (Address of principal executive offices)

                                 (651) 704-4000
              (Registrant's telephone number, including area code)

              ---------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_.  No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,239,320 shares of Common Stock, par value $0.01 per share, were outstanding at October 30, 2000.




================================================================================

                            IMATION CORP.
                               INDEX



                                                                   PAGE(S)

PART I.         FINANCIAL INFORMATION

      ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Statements of Operations
                for the three and nine months ended
                September 30, 2000 and 1999                        3

                Condensed Consolidated Balance Sheets as
                of September 30, 2000 and December 31, 1999        4

                Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                September 30, 2000 and 1999                        5

                Notes to Consolidated Financial Statements         6-12

                Report of Independent Accountants                 13

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                        14-20

PART II.        OTHER INFORMATION                                 21

SIGNATURE                                                         22

EXHIBIT INDEX                                                     23

                          PART I. FINANCIAL INFORMATION

                                  IMATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                Three months ended        Nine months ended
                                                   September 30,           September 30,
                                              ----------------------    --------------------
                                                 2000         1999        2000       1999
                                              ---------    ---------    --------   ---------
Net revenues                                  $   288.5    $   346.0    $  926.4   $ 1,041.4
Cost of goods sold (1)                            220.8        235.1       661.3       719.9
                                              ---------    ---------    --------    --------
  Gross profit                                     67.7        110.9       265.1       321.5
Operating expenses:
  Selling, general and
   administrative (1)                              92.6         69.1       224.2       220.2
  Research and development                         15.5         19.1        49.2        57.2
  Restructuring                                    19.9           --        19.9          --
                                              ---------    ---------    --------    --------
    Total                                         128.0         88.2       293.3       277.4

Operating (loss) income                           (60.3)        22.7       (28.2)       44.1

Other (income) and expense:
  Interest income                                  (4.2)        (2.1)      (10.7)       (6.9)
  Interest expense                                  0.8          0.5         1.7         1.4
  Other, net                                       (5.5)         1.3       (11.8)        3.0
                                              ---------    ---------    --------    --------
    Total                                          (8.9)        (0.3)      (20.8)       (2.5)
(Loss) income from continuing
  operations before income taxes                  (51.4)        23.0        (7.4)       46.6

Income tax (benefit) provision                    (17.0)         9.2        (7.3)       18.6
                                              ---------    ---------    --------    --------
(Loss) income from continuing
  operations                                      (34.4)        13.8        (0.1)       28.0

Income from operations of
  discontinued businesses,
  net of taxes                                       --           --          --         4.6
Loss on disposal of discontinued
  businesses, net of taxes                           --         (3.0)         --        (3.0)
                                              ---------    ---------    --------    --------
Net (loss) income                             $   (34.4)   $    10.8    $   (0.1)   $   29.6
                                              =========    =========    ========    ========
(Loss) earnings per common share basic:
    Continuing operations                     $   (0.99)  $     0.38   $     --    $    0.74
    Net (loss) income                         $   (0.99)  $     0.29   $     --    $    0.79

(Loss) earnings per common share diluted:
    Continuing operations                     $   (0.99)  $     0.37   $     --    $    0.74
    Net (loss) income                         $   (0.99)  $     0.29   $     --    $    0.78

Weighted average basic
  shares outstanding                               34.8         36.5        35.2        37.6
                                              =========    =========    ========    ========
Weighted average diluted
  shares outstanding                               34.8         37.1        35.2        37.8
                                              =========    =========    ========    ========

(1) The three and nine month periods ended September 30, 2000 include special charges of $7.9 million in cost of goods sold and $2.3 million in selling, general, and administrative expenses related to the Company's restructuring program (see Note 5). In addition, selling, general, and administrative expenses include $31.0 million in amortization costs related to computer software being abandoned (see Note 10).

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                September 30,
                                                    2000          December 31,
                                                 (Unaudited)          1999
                                                -------------     ------------
ASSETS
Current assets
  Cash and equivalents                             $  212.2        $  194.6
  Accounts receivable - net                           189.7           252.4
  Inventories                                         156.0           191.3
  Other current assets                                128.4           133.1
                                                ------------      ----------
      Total current assets                            686.3           771.4
Property, plant and equipment - net                   203.3           212.8
Other assets                                          124.4           143.4
                                                ------------      ----------
      Total assets                                 $1,014.0        $1,127.6
                                                ============      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $   78.2        $  104.4
  Accrued payroll                                      14.2            37.0
  Short-term debt                                      26.3            27.3
  Other current liabilities                           204.7           188.5
                                                ------------      ----------
      Total current liabilities                       323.4           357.2
Other liabilities                                      29.6            44.0
Long-term debt                                           -              1.1

Shareholders' equity                                  661.0           725.3
                                                ------------      ----------

      Total liabilities and shareholders' equity   $1,014.0        $1,127.6
                                                   =========      ==========





THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  IMATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                              Nine months ended
                                                                September 30,
                                                            -------------------
                                                              2000        1999
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $ (0.1)     $ 29.6
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization                               78.9        68.9
  Deferred income taxes                                      (12.9)      (14.7)
  Restructuring and other special charges                     30.1          --
  Inventory, accounts receivable and payable changes          53.8         8.7
  Other working capital changes                              (20.5)      (23.0)
  Other                                                       (8.2)      (14.4)
                                                             ------     -------
Net cash provided by operating activities                    121.1        55.1

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (39.2)      (46.5)
  Proceeds from sale of businesses                              --       201.9
  Other                                                       (4.0)        3.1
                                                              -----   ---------
Net cash (used in) provided by investing activities          (43.2)      158.5

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                               (0.4)      (10.6)
  Other borrowings of debt                                      --        53.0
  Other repayments of debt                                    (1.1)      (84.8)
  Purchases of treasury stock                                (66.0)      (76.3)
  Decrease in unearned ESOP shares                             7.6         5.0
  Exercise of stock options and other                          5.9         8.2
                                                            -------    --------
Net cash used in financing activities                        (54.0)     (105.5)

Effect of exchange rate changes on cash                       (6.3)       (5.1)
                                                            -------    --------

Net change in cash and equivalents                            17.6       103.0
Cash and equivalents - beginning of period                   194.6        64.2
                                                            -------     -------
Cash and equivalents - end of period                        $212.2      $167.2
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

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
(In millions)                    2000      1999      2000      1999
                                 ----      ----      ----      ----

Weighted average
 shares outstanding              35.4      37.4      35.9      38.6

Weighted average ESOP
  shares not committed           (0.6)     (0.9)     (0.7)     (1.0)
                                 -----     -----     -----     -----
Weighted average
  basic shares outstanding       34.8      36.5      35.2      37.6

Dilutive effect of
  employee stock options           --       0.6        --       0.2
                                 -----     -----     -----     -----
Weighted average diluted
  shares outstanding             34.8      37.1      35.2      37.8
                                 =====     =====     =====     =====
Options to purchase 4.5 million shares of the Company's common stock were outstanding as of September 30, 2000 that were not included in the computation of potential common shares for the three and nine months ended September 30, 2000, because the effect of the options would be antidilutive due to the Company's net loss.

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                         September 30,
                                             2000          December 31,
 (In millions)                            (Unaudited)          1999
                                          -----------      ------------
Inventories
  Finished goods                          $   108.8        $     123.8
  Work in process                              18.1               14.6
  Raw materials and supplies                   29.1               52.9
                                          ----------       ------------
    Total inventories                     $   156.0        $     191.3
                                          ==========       ============
Property, Plant and Equipment
  Property, plant and equipment           $   952.1        $     981.2
  Less accumulated depreciation              (748.8)            (768.4)
                                          ----------       ------------
    Property, plant and equipment - net   $   203.3        $     212.8
                                          ==========       ============


4.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.


5.  RESTRUCTURING CHARGES AND OTHER SPECIAL CHARGES

In the third quarter of 2000, the Company recorded a $19.9 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure and write-down impaired assets. The charges include $14.4 million for employee separation programs related to a headcount reduction of approximately 420 employees. In addition, certain contract positions will also be elimated. The reduction in employee positions affects all business units and corporate staff, with approximately 60 percent of the headcount reductions due to rationalization of manufacturing within the Data Storage and Information Management business. In the period, the Company also recorded $10.2 million in special charges comprised of $7.9 million of inventory write-downs in cost of goods sold and $2.3 million of charges in selling, general and administrative expense. The Company expects to record approximately $2.0 million in additional charges in the fourth quarter in connection with this restructuring plan.

The following table represents the cumulative activity related to the Company's 2000 restructuring program:

(In millions)         Program        Cumulative    September 30, 2000
                      Amounts          Usage            Balance
                      --------       ----------       -----------
Severance             $   14.4       $   (0.7)        $    13.7
Asset impairments          3.1           (3.1)               --
Other                      2.4           (0.1)              2.3
                      --------       ---------        ---------
Total                 $   19.9       $   (3.9)        $    16.0
                      ========       =========        =========

During the three months ended September 30, 2000, the Company made $0.8 million of cash payments related to the activities described above. The majority of the severance and other payments associated with the 2000 restructuring are expected to be completed by the end of the first quarter of 2001.

In 1997 and 1998, the Company recorded charges for the restructuring of its worldwide operations. This is discussed in the Company's 1999 Form 10-K. The remaining restructuring balance at September 30, 2000 was $4.4 million for severance and $3.8 million for other payments. During the nine months ended September 30, 2000 the Company made cash payments of approximately $13.3 million related to these activities, compared to $18.3 million paid in the same period in 1999.

Since inception of the 1997 restructuring plan, the Company has reduced its headcount relating to continuing operations by approximately 2,100, primarily due to the restructuring plans discussed above.


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

Under the terms of the asset purchase agreement dated as of July 31, 1998 and amended and restated as of November 30, 1998 between the Company and Kodak, Kodak paid the Company $532.2 million in cash prior to December 31, 1998. Of the $532.2 million cash proceeds, the Company was restricted from using $143.0 million until the first quarter of 1999; this amount is shown as a component of proceeds from sale of businesses in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1999.

On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement and certain other associated businesses, to Schroder Ventures, through Schroder Ventures' wholly owned affiliate, Ferrania Lux, S.A.R.L. As a result of this transaction, the Company recorded a loss of $3.0 million, net of income tax benefits of $7.1 million, in the third quarter of 1999.

Kodak has challenged the Company's claim for the full $25.0 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the Ferrania Facility and Medical Imaging sales. The Company has retained cash, as reflected in its financial statements, which it collected on behalf of Kodak in an amount approximately equal to the disputed items. While the Company cannot predict with certainty the ultimate outcome of these disputed items, it believes its positions are supported by the applicable contractual terms.

The results of discontinued operations for the three and nine month periods ended September 30, 1999 were as follows (in millions):

                                                      Three months ended     Nine months ended
                                                      September 30, 1999    September 30, 1999
                                                      ------------------    -------------------
Net revenues                                             $     -                 $  124.7
Income before taxes                                            -                      9.3
Income tax provision                                           -                      4.7
                                                         ---------               ---------
Income from discontinued operations, net of tax          $     -                 $    4.6

Loss on disposal of discontinued businesses,
  including operating losses of $4.9 million during
  phase-out period (less applicable income tax
  benefits of $7.1 million)                                  (3.0)                   (3.0)
                                                         ---------                --------
Total discontinued operations                            $   (3.0)                $   1.6
                                                         =========                ========

(Loss) earnings per common share - basic                   $(0.09)                $  0.05
(Loss) earnings per common share - diluted                 $(0.08)                $  0.04
                                                                                                                  -


7.  COMPREHENSIVE (LOSS) INCOME

The components of total comprehensive (loss) income are shown below. The net unrealized loss on available-for-sale securities and the cash flow hedging gain balance of a $2.2 million loss as of September 30, 2000 is recorded net of $1.3 million in deferred income tax benefits.

                                   Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ---------------------------------------
(In millions)                         2000       1999      2000       1999
                                    -------    -------   -------    -------
Net (loss) income                   $ (34.4)   $  10.8   $  (0.1)   $  29.6
 Changes in cumulative
   translation adjustments             (8.5)       7.9     (10.5)      (7.7)
Cash flow hedging - net                 0.3         --       0.1         --
Unrealized loss on available-
      for sale securities - net        (0.4)        --      (2.3)        --
                                    -------    -------   -------    -------
Comprehensive (loss) income         $ (43.0)   $  18.7   $ (12.8)   $  21.9
                                    =======    =======   =======    =======

Accumulated other comprehensive (loss) income consists of the following:

                                  Foreign                   Unrealized Loss     Accumulated
                                 Currency       Cash         on Available         Other
                                Translation     Flow          for Sale         Comprehensive
                                 Adjustment    Hedging        Securities       (Loss) Income
                                 ----------    --------       ----------       --------------
Balance, December 31, 1999         $ (82.1)    $    --        $    --          $   (82.1)
First quarter 2000 change             (0.5)       (0.1)            --               (0.6)
                                 ----------    --------       ----------       --------------
Balance, March 31, 2000              (82.6)       (0.1)            --              (82.7)
Second quarter 2000 change            (1.5)       (0.1)          (1.9)              (3.5)
                                 ----------    --------       ----------       --------------
Balance, June 30, 2000               (84.1)       (0.2)          (1.9)             (86.2)
Third quarter 2000 change             (8.5)        0.3           (0.4)              (8.6)
                                 ----------    --------       ----------       --------------
Balance, September 30, 2000        $ (92.6)    $   0.1        $  (2.3)          $  (94.8)
                                 ==========    ========       =========        ==============

8.   BUSINESS SEGMENT INFORMATION

The Company's continuing businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage products for use in the mobile and desktop, network and enterprise data center markets; Color Technologies, whose principle products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation.

                                                                                    (1)Divested
Business                                     Data                        Digital      Business,
Segment                                   Storage and                   Solutions     Corporate,
Information                   Third       Information       Color          and        Other and       Total
(In millions)                Quarter       Management   Technologies    Services     Unallocated     Company
--------------------------------------------------------------------------------------------------------------
Net revenues:                   2000        $  201.2       $  64.8      $  22.7           (0.2)      $  288.5
                                1999           235.7          81.2         27.4            1.7          346.0
--------------------------------------------------------------------------------------------------------------
Operating                       2000            (3.6)      $   3.4      $   0.6       $  (60.7)      $  (60.3)
            income(loss)        1999            16.0           8.4         (0.5)          (1.2)          22.7
--------------------------------------------------------------------------------------------------------------

                                                                                     (1)Divested
Business                       Nine          Data                        Digital       Business,
Segment                      Months      Storage and                    Solutions     Corporate,
Information                      to      Information        Color          and         Other and         Total
(In millions)                  Date       Management      Technologies  Services      Unallocated      Company
----------------------------------------------------------------------------------------------------------------
Net revenues                    2000        $  645.8      $  209.2      $  71.4       $    0.0       $    926.4
                                1999           693.3         255.9         87.9            4.3          1,041.4
----------------------------------------------------------------------------------------------------------------
Operating                       2000        $   15.6      $   16.6      $  (0.7)      $  (59.7)      $    (28.2)
            income(loss)        1999            22.4          27.5         (1.8)          (4.0)            44.1
----------------------------------------------------------------------------------------------------------------

(1) The Divested Business, Corporate, Other and Unallocated (Corporate) amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company's disclosable business segments and, in 1999, general overhead which was previously allocated to the Photo Color business. Included in the nine months to date 2000 Corporate operating income
(loss) is a one-time benefit of approximately $2 million from the conclusion of a development project, net of a manufacturing capacity adjustment. Included in third quarter 2000 Corporate operating income (loss) are the accelerated software amortization, restructuring and other special charges discussed in Notes 5 and 10.

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 1999.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2000. The Company also adopted SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," effective July 1, 2000. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through income or recognized in other comprehensive income in stockholders' equity until the underlying hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is to be immediately recognized in income. Upon adoption at January 1, 2000, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive (loss) income to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments. The adjustment did not have a significant impact on the Company's financial position or results of operations at adoption. Accumulated net deferred losses, in other comprehensive loss in stockholders' equity, on foreign currency cash-flow hedges at September 30, 2000 were not significant. Amounts reclassified into income for the nine months ended September 30, 2000 were not significant.

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


10. CAPITALIZED SOFTWARE AMORTIZATION

During the third quarter of 2000, the Company determined that it would abandon certain components of its current computer software system by the end of 2000. Accordingly, the Company has shortened the estimated useful life of a large portion of its capitalized software such that this portion of the software will be fully amortized by December 31, 2000. The Company recorded $31.0 million in pre-tax charges in third quarter 2000 related to the amortization of this software being abandoned. The Company anticipates the fourth quarter 2000 charge related to this software to be $35.0 million. Expected annual savings from the total charges are approximately $9.0 million. These are all non-cash charges.

11. NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. In addition, in October 2000, the SEC staff issued "Staff Accounting Bulletin No. 101:
Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." The Company is reviewing the requirements of this bulletin and has not yet determined the impact on its consolidated financial statements.


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

                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the "Company") as of September 30, 2000, and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                               /s/ PricewaterhouseCoopers LLP
                               PricewaterhouseCoopers LLP


Minneapolis, Minnesota
October 24, 2000

                                  IMATION CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

In the third quarter of 2000, the Company recorded accelerated amortization associated with the abandonment of certain capitalized software, as well as restructuring and other special charges (see Notes 5 and 10). The following table displays the results of operations as reported compared to the results excluding these charges.

                                 Three months ended          Nine months ended
                                 September 30, 2000          September 30, 2000
                                 ------------------          ------------------
(In millions)                    Reported  Adjusted          Reported  Adjusted
                                 --------  --------          --------  --------
Net revenues                     $  288.5  $  288.5          $  926.4  $  926.4
Gross profit                         67.7      75.6             265.1     273.0
Selling, general and
  administrative                     92.6      59.3             224.2     190.9
Research and development             15.5      15.5              49.2      49.2
Restructuring                        19.9        --              19.9        --
                                 --------  --------          --------  --------
Operating (loss) income             (60.3)      0.8             (28.2)     32.9
Other (income) and expense           (8.9)     (8.9)            (20.8)    (20.8)
Income tax (benefit) provision      (17.0)     (4.4)             (7.3)      5.3
                                 --------  --------          --------  --------
(Loss) income from continuing
  operations                        (34.4)     14.1              (0.1)     48.4
Diluted (loss) earnings          $  (0.99)  $  0.40          $     --  $   1.35
  per share

The Company has engaged the investment banking firm of Goldman, Sachs & Co. to assist in exploring strategic alternatives, such as financial restructuring, stock repurchases, spin-offs, joint ventures, and business combinations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net revenues of $288.5 million declined 16.6 percent from last year revenues of $346.0 million. The decline was primarily due to softness in the demand for the Company's mature products in the Data Storage and Information Management and the Color Technologies business segments. In addition, accelerated pricing pressure and foreign currency effects negatively impacted sales during the period.

Data Storage and Information Management revenues declined $34.5 million to $201.2 million from $235.7 million a year ago. The revenue decline was primarily due to lower sales of mature technology products, increased pricing pressures, negative currency translation, and lower SuperDisk drive hardware sales. Strength of demand for the 9840 tape cartridge, DLTtape and optical media partially offset the decline.

Color Technologies revenues were $64.8 million as compared to $81.2 million a year ago. The $16.4 million decline from third quarter 1999 was primarily due to lower sales of analog proofing, and plates and film products.

Digital Solutions and Services third quarter 2000 revenues were $22.7 million as compared to $27.4 million a year ago. The $4.7 million decline from third quarter 1999 resulted primarily from the ongoing transition in the large format document imaging business from analog to digital.

Gross profit in third quarter 2000 was $67.7 million, which includes special charges of $7.9 million related to inventory write-offs. Excluding special charges, gross profit was $75.6 million, or 26.2 percent of revenues, compared to $110.9 million, or 32.1 percent of revenues in the year earlier quarter. The gross margin percentage decrease resulted from higher price erosion, negative product mix, and continued negative impacts of foreign currency.

Selling, general and administrative (SG&A) expenses in third quarter 2000 were $92.6 million. Excluding special charges of $33.3 million, SG&A expenses declined $9.8 million, or 14.2 percent from $69.1 million last year to $59.3 million in the current quarter. SG&A expenses were primarily benefited by cost reductions in information technology and reduced variable compensation accruals. SG&A expenses, as a percentage of revenue, are expected to be negatively impacted up to 1.0 percentage point during the fourth quarter of 2000 due to declining demand for transition services associated with the divestiture of the Medical Imaging Systems business.

Research and development (R&D) costs were $15.5 million, or 5.4% of revenues. This percentage is consistent with recent quarters.

The Company recorded a $19.9 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure and write-off impaired assets. The charges include $14.4 million for employee separation programs, $3.1 million for fixed asset write-downs, and $2.4 million for other business exit costs. The majority of the severance and other payments associated with the 2000 restructuring are expected to be completed by the end of the first quarter of 2001. Expected annual savings from the program are approximately $31.0 million, or approximately $7-8 million per quarter, which are expected to primarily impact cost of goods sold and SG&A expenses. The Company expects to realize most of the anticipated cost savings by first quarter 2001. The Company expects to record approximately $2.0 million in additional charges in fourth quarter in connection with this restructuring plan.

Operating loss in the third quarter of 2000 was $60.3 million. Excluding special charges operating income was $0.8 million compared to $22.7 million for the same period last year. This decline is due to the factors discussed above.

Other income increased to $8.9 million from $0.3 million a year ago. The increase was primarily due to venture capital distributions of $5.0 million received during the quarter, as well as interest income.

The tax rate benefit for the third quarter was 33 percent. Excluding special charges, the tax rate benefit was 45 percent. These tax rates reflect the Company's revision of its estimated year-to-date and annual effective tax rate from 22 percent to 10 percent, excluding special charges. This decline resulted from lower operating income than previously projected.

Loss from continuing operations in the third quarter of 2000 was $34.4 million. Excluding restructuring and special charges, income from continuing operations was $14.1 million, or $0.40 per basic and diluted share, compared with income from continuing operations of $13.8 million, or $0.38 per basic and $0.37 per diluted share in 1999 for the reasons discussed above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

On a year to date basis, net revenues of $926.4 million declined 11.0 percent from last year's $1,041.4 million. The decline was due to several factors, including softness in mature products in the Data Storage and Information Management and the Color Technologies business segments, negative effects of foreign currency, and increased price reductions.

Data Storage and Information Management revenues decreased 6.9 percent to $645.8 million from $693.3 million a year ago. The revenue decline was primarily due to lower sales of mature technology products, lower SuperDisk drive hardware sales, negative effects of foreign currency, and increased price reductions. Strength of demand for the 9840 tape cartridge, DLTtape and optical media partially offset the decline.

Color Technologies revenues were $209.2 million, down from $255.9 million a year ago. The $46.7 million decline was due to lower sales of analog proofing, plates and film products.

Digital Solutions and Services revenues declined $16.5 million to $71.4 million. The decrease resulted from the ongoing transition in the large format document imaging business from analog to digital.

Gross profit was $265.1 million, or 28.6 percent of revenues, for the first nine months of 2000. Excluding special charges of $7.9 million, gross profit was $273.0 million, or 29.5 percent of revenues, down from $321.5 million, or 30.9 percent of revenues, a year ago. The percentage decline in gross margin resulted from negative impacts of foreign currency, higher price erosion and negative changes in product mix.

Selling, general and administrative (SG&A) expenses for the first nine months of 2000 were $224.2 million. Excluding special charges, SG&A expenses of $190.9 million declined $29.3 million, or 13.3 percent, from $220.2 million last year. SG&A expenses benefited by cost reductions in information technology, reductions in variable compensation accruals, and approximately $2.0 million from the first quarter conclusion of a development project, net of a manufacturing capacity adjustment. SG&A expenses, as a percentage of revenue, are expected to be negatively impacted up to 1.0 percentage point during the fourth quarter of 2000 due to declining demand for transition services associated with the divestiture of the Medical Imaging Systems business.

Research and development costs for the first nine months of 2000 were $49.2 million, or 5.3% of revenues.

The Company recorded a $19.9 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure and write-off impaired assets. The charges include $14.4 million for employee separation programs, $3.1 million for fixed asset write-downs, and $2.4 million for other business exit costs. The majority of the severance and other payments associated with the 2000 restructuring are expected to be completed by the end of the first quarter of 2001. Expected annual savings from the program are approximately $31.0 million, or approximately $7-8 million per quarter, which are expected to primarily impact cost of goods sold and SG&A expenses. The Company expects to realize most of the anticipated cost savings by first quarter 2001. The Company expects to record approximately $2.0 million in additional charges in fourth quarter in connection with this restructuring plan.

Operating loss for the first nine months of 2000 was $28.2 million. Excluding special charges, operating income was $32.9 million compared to $44.1 million for the same period last year. This decline is due to the factors discussed above. The Company now expects fourth quarter operating income, excluding special charges, to be in the range of $2.0 to $6.0 million.

Other income increased to $20.8 million from $2.5 million a year ago. Venture capital distributions, which currently are expected to be minimal for the balance of the year, contributed approximately $13 million for the first nine months of 2000. In addition, interest income contributed $10.7 million during the year.

The tax rate benefit for the first nine months of 2000 was 98.7 percent. Excluding special charges, the tax rate for the first nine months and expected for the full-year 2000 is 10 percent, down from the 1999 full-year rate of 39 percent. The decline from last year's tax rate resulted from tax benefits associated with changes to the Company's European structure resulting from the sale of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility.

Loss from continuing operations for the first nine months of 2000 was $0.1 million. Excluding special charges, income from continuing operations was $48.4 million, or $1.37 per basic share and $1.35 per diluted share. This compares with income from continuing operations of $28.0 million, or $0.74 per basic and diluted share, for the same period in 1999.


FINANCIAL POSITION

Working capital of $362.9 million as of September 30, 2000 is down $51.3 million as compared to $414.2 million at year-end 1999. This decline is primarily due to lower inventory days of supply of 66 days, which is down 10 days as compared to 76 days at December 31, 1999, and accounts receivable days sales outstanding of 56 days, which is down 6 days as compared to 62 days at December 31, 1999.

The book value of property, plant and equipment as of September 30, 2000 was $203.3 million, as compared to $212.8 million at December 31, 1999. This reduction is primarily due to write-downs associated with the conclusion of a development project, and the restructuring program discussed in Note 5.

The Company repurchased 0.6 million shares of common stock during the quarter for $14.6 million under the terms of an existing stock repurchase program. Authorization to repurchase approximately 3.3 million shares remains under this program.

LIQUIDITY

Cash provided by operating activities was $121.1 million during the nine months ended September 30, 2000 compared with $55.1 million during the same period in 1999. Depreciation and amortization was $78.9 million in the first nine months of 2000, up from $68.9 million in 1999 primarily because of the $31.0 million accelerated software amortization charge in the third quarter of 2000. Changes in working capital provided $33.3 million during the first nine months of 2000, as compared to $14.3 million used in the comparable period of 1999. For the nine months ended September, 2000, the Company made total cash payments of $14.1 million associated with its restructuring programs.

Cash used by investing activities was $43.2 million for the nine months ended September 30, 2000 compared with cash provided of $158.5 million in the comparable period of 1999, which included proceeds from the sale of the Medical Imaging and Photo Color Systems businesses of $201.9 million. Capital expenditures of $39.2 million for the first nine months of 2000 decreased $7.3 million from the $46.5 million in the same period of 1999.

Net financing activities during the first nine months of 2000 used cash of $54.0 million compared with a $105.5 million use of cash in the comparable 1999 period. Financing activities in 2000 were comprised primarily of the purchase of treasury stock under an existing repurchase program. In addition to treasury stock purchases, financing activities in 1999 also included a net usage of cash of $42.4 million to pay down debt.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at September 30, 2000 was $97.0 million. No borrowings were outstanding under the Loan Agreement at September 30, 2000.

In addition, the Company has arranged for local borrowings of debt for certain subsidiaries. As of September 30, 2000, $26.3 million of short-term borrowings were outstanding under such arrangements.

As of September 30, 2000, the Company's ratio of debt to total capital was 3.8 percent, unchanged from December 31, 1999. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company for the foreseeable future.


DERIVATIVE FINANCIAL INSTRUMENTS

In conjunction with the adoption of SFAS No. 133 (see Note 9 to Consolidated Financial Statements), the Company revised its foreign currency hedging policy to allow for the hedging of anticipated transactions ("cash flow hedging") in addition to booked transactions ("transaction hedging"). The Company is evaluating alternative methods to implement this policy and may expand its use of cash flow hedging in the future. The objective of the currency hedging is to reduce the fluctuations in earnings and cash flows caused by volatility in exchange rates; however, no assurance can be given that these risk management activities will offset more than a portion of the adverse financial impact.


EURO CONVERSION STATUS

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their new common currency. The Euro is trading on currency exchanges and can be used for non-cash transactions. Local currencies will remain legal tender until December 31, 2001. By no later than December 31, 2001, participating countries will issue new Euro-denominated bills for use in cash transactions. By no later than July 1, 2002, participating countries will begin using the Euro as the legal tender and will withdraw all legacy currencies.

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


FORWARD-LOOKING STATEMENTS

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the Company's ability to meet its cost reduction and revenue growth targets, its ability to implement its restructuring program on a timely basis and to achieve the projected benefits, to manage lower SG&A reimbursements from Kodak as transition services that the Company provides associated with the sale of its Medical Imaging Systems business decline, the resolution of disputes associated with the sale of the Medical Imaging Systems business, its ability to introduce new offerings in a timely manner, the competitive pricing environment, foreign currency fluctuations, the ability of Imation to secure adequate supply of certain high demand products, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products as well as various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 1999 Annual Report on Form 10-K and subsequent Form 10-Q filings.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. "Legal Proceedings" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2000 would not be material to the Company's financial position or annual results of operations or cash flows.


Items 2-5. Not Applicable


Item 6(a). Exhibits

         The following documents are filed as exhibits to this Report.

         15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements. Page 24.

         27.1     Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Imation Corp.
                                             -------------------------
                                             (REGISTRANT)



Date:  November 1, 2000            By:

                                       /s/Robert L. Edwards
                                       -----------------------------------
                                          Robert L. Edwards
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Chief Administrative
                                          Officer

                             EXHIBIT INDEX


Exhibit
Number                           Description
-------      -----------------------------------------------------


  15.1 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

  27.1         Financial data schedule.