Form 10-K
period 2000-12-31
IMATION CORP
filed 2001-02-26
CIK 1014111

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-14310

IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1838504 (I.R.S. Employer Identification No.)
1 Imation Place Oakdale, Minnesota (Address of principal executive offices)	55128 (Zip Code)
(651) 704-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 per share	New York Stock Exchange, Inc.; Chicago Stock Exchange, Incorporated
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.; Chicago Stock Exchange, Incorporated

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of voting stock of Imation Corp. held by non-affiliates of the Registrant, based on the closing price of $21.87 as reported on the New York Stock Exchange on February 9, 2001: $770.3 million.

    The number of shares outstanding of the Registrant's common stock on February 9, 2001 was 35,219,767.

DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of Registrant's Proxy Statement for Registrant's 2001 Annual Meeting are incorporated by reference into Part III.

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

    Imation is a global technology company and a worldwide leader in the data storage and information management, color management and imaging industries. The Company offers premier data storage media to enterprise data centers, server-based networks, and the mobile and desktop environments, while also providing industry-leading color proofing, color management, and color software products. Global teams of service professionals bring technical support to end-user customers and third party Original Equipment Manufacturers (OEMs).

    As of December 31, 2000, the Company had approximately 4,300 employees, approximately 3,100 in the United States and 1,200 internationally.

Business Description

    The Company develops, manufactures and markets worldwide a wide variety of products and services for color management, imaging and data storage applications. The Company's product and service offerings are used to capture, process, store, enhance, manipulate, reproduce and distribute information and images in a wide range of commercial and consumer markets, including enterprise data center computing, network computing, mobile and desktop computing, commercial printing and proofing, marketing communications and graphic arts. A number of the Company's products and services are leaders in the recording, manipulation and storage of data and images and color management in specific commercial and consumer applications. While established products and services generate a substantial portion of the Company's revenues today, the Company is seeking to expand its revenues by increasing the use of its current products and services as well as developing new digital-based products and more complete work flow solutions in specific targeted markets.

    The Company's businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown in Note 11 to the Consolidated Financial Statements, are Data Storage and Information Management, Color Technologies and Digital Solutions and Services.

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

    Removable data storage products are used across all computing platforms, including enterprise data centers, network servers, desktop systems and mobile computing and in a wide variety of commercial, industrial and consumer applications. Overall, the data storage market is a growth market, and is characterized by rapid changes in technology, significant price competition and a variety of competing media formats. Demand for storage capacity is increasing due to several factors, including increases in both the number of software applications in use and the amount of data being captured and stored. In addition, enhanced software capabilities create larger databases that are critical business applications and therefore create an increasing need to back up and store larger amounts of data. As the size and price of computing devices continues to shrink and as people gain access to information of all types from many sources, including the Internet, the demand for portable, cost-effective and convenient data storage solutions is also increasing in both commercial and consumer markets.

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

Data Storage and Information Management Business

    The Company develops, manufactures and markets removable data storage and integrated solutions, as well as marketing hardware, across three major customer markets—personal mobile and desktop (Personal Solutions), network and enterprise data center.

Personal Solutions—Major products include: Diskettes, SuperDisk™ Diskettes and drives, CD-Recordable Disks (CD-R), CD-Rewritable Discs (CD-RW) and Drives, and Imation 1/4-inch cartridges.

    The Company is a worldwide leader in diskette technology, with a leading position for 1.44MB floppy disks, as well as a USB floppy drive for diskettes. The Company's 120 MB SuperDisk™ diskettes provide a high-capacity, floppy-compatible solution for removable desktop and notebook storage. In the optical media market, the Company offers a full line of CD-R and CD-RW discs and drives.

Network—Major products include: Travan™ and Travan NS™ (Network Series) minicartridges, Travan Scalable Linear Technology (SLR) cartridges, 4mm and 8mm data tapes, DLT tape cartridges, and 5 1/4 inch magneto-optical disks.

    In the network computing market, the Company's Travan™ and Travan NS™ (Network Series) 8 GB and 20 GB cartridges offer affordable, reliable tape storage for the entry-level server market, while the new Travan FireWire™ 20 GB Drive offers high-capacity tape backup and archiving for digital video applications. Imation's 5 1/4 inch magneto-optical disks store up to 5 gigabytes for multimedia, CAD, and other high-performance optical applications. The Company offers a full line of DLT tape cartridges—storage solutions targeted for mid-to-high end server backup. As a technology co-developer, the Company maintains relationships with leading manufacturers such as Quantum Corporation and the Linear Tape Open (LTO) Consortium. The Company also offers SLR100 tape media, which holds up to 100 GB of compressed data. In addition, Imation offers 4mm and 8mm data tapes, including the newest DDS150, to round out its line of entry-level to mid-range server backup options.

Enterprise Data Center—Major products include: half-inch tape cartridges and tape, Imation Data Center Professional Services and Imation Media Services.

    The Company is a leading media supplier to the enterprise data center market, where organizations store, manage and protect mission-critical data. As a technology co-developer, the Company maintains relationships with leading manufacturers such as Storage Technology Corp. and International Business Machines Corporation (IBM), in order to develop new leading-edge storage technologies.

    Used for near-line data storage and retrieval, mass storage, and archival storage of mission-critical data, Blackwatch™ and Royal Guard™ 1/2 inch tape cartridges are manufactured to high quality standards to ensure data integrity. The Company's enterprise storage media—9840, 9940, 9490EE, 3490, 3480, 3590, 3590E and SD-3—are marketed based on performance, capacity, reliability, scalability and compatibility.

    In the area of professional services, the Company works with data center and open systems managers to help solve challenges, plan for technology transitions, and address event-driven issues such as data recovery. As part of the open systems professional services offering, the Company has established a SAN (Storage Area Network) Solutions Lab at its worldwide headquarters in Oakdale, Minnesota, to test new technologies and work with customers to determine the best solutions for their needs.

Color Technologies Business

    The Company manufactures and markets products and provides service and technical support for a broad range of applications in the capture, enhancement, management and transmission of images in selected markets for the Internet, printing, publishing, packaging and graphic imaging markets. Products include conventional color proofing systems, digital color proofing systems and software, pre-press software, laser films and image setting materials, metal printing plates, graphic arts films, photographic chemicals, miscellaneous supplies, and Verifi™ web color software.

    The Company has strong positions in certain product areas. The Matchprint™ color proofing system has been a recognized industry standard for more than 20 years. The Matchprint™ color proofing product line covers both categories of proofing, conventional film based analog systems and digital proofing systems, which provide color proofs from digital data prior to output for printing. The digital systems include key technologies of inkjet, electrophotography, thermal laser and dye sublimination. Imation Rainbow models 2740 and 2730 continue as components of the product line. The Company also develops and markets a variety of software products for use in the prepress workflow of color print production. These include asset and color management products such as the Imation Color Fidelity Module; and other color profiling tools used in quality assurance in the print industry. The Company also markets carbonless paper products, such as multi-part business forms.

    In early 2001, the new Imation Matchprint Professional Server running on the Xerox DocuColor® 12 will be officially launched. This new product offers graphic arts professionals a new solution for color management, color proofing and color printing. In addition, Imation Verifi™ software will begin commercialization in early 2001. Imation Verifi™ assures that images downloaded from the Internet will not be distorted by a customer's monitor.

Digital Solutions and Services Business

    The Company's Digital Solutions and Services business is a global service organization with a current focus on two areas—Multi-Vendor Services and Document Imaging. Through relationships with OEMs such as 3M, Hewlett Packard, and Polycom, Inc., the Multi-Vendor Services group offers call center, help desk support, spare parts logistics, and field service to end-user customers, with a focus on providing services for the wide format color and imaging equipment markets. In the Document Imaging area, the

Company acts as a system integration coordinator to help its customer base transition from analog to digital systems, with an emphasis on providing integrated solutions in the wide format engineering document imaging systems market by combining hardware, software, supplies and services for its customers.

Competition

    The Company competes in several highly competitive markets to various degrees on the basis of quality, performance, reliability, price, breadth of product line, customer service and availability of systems solutions. Imation is engaged in advancing technology fields for data storage and color management where its ability to compete depends upon its ability to improve its products and manufacturing processes, develop and introduce new products and to reduce costs. Price declines are a continual factor in the data storage industry as storage capacity of media increases, as competition expands and as production experience is accumulated. Many companies compete with Imation in various market segments, including both foreign and domestic, and are primarily large multinationals but may also include smaller, more specialized companies.

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

Research and Patents

    Research and product development have historically played an important role in the Company's activities. The Company has research laboratories for the improvement of its existing products and for the development of new products. The Company's research and development expenses for continuing operations were $64.3 million, $76.0 million and $87.8 million for 2000, 1999 and 1998, respectively.

    Approximately 49, 61 and 64 United States patents, owned by either the Company, 3M, or the Company's joint development partners, were issued in 2000, 1999 and 1998, respectively, for which the Company receives rights in its business fields and which are attributable to continuing operations.

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

Manufacturing

    The core manufacturing competencies of the Company include precision coating, servowriting, converting and state-of-the-art molding capabilities. These competencies, combined with the Company's reputation for quality, unit cost reduction, and research and development capabilities in the areas of materials science, color management, hard copy imaging, and magnetic and optical recording, give the Company a strong technological base to take advantage of the opportunities in data storage, color and image management.

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

    As of December 31, 2000, the Company had reserved approximately $2.8 million with respect to environmental liabilities. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company's reserves.

Executive Officers of the Company

    The executive officers of the Company on February 26, 2001, together with their ages and business experiences, are set forth below.

    William T. Monahan, age 53, is Chairman of the Board, President and Chief Executive Officer, positions he has held since the Company spun-off from 3M on July 1, 1996. From June 1993 to March 1996, he was Group Vice President responsible for 3M's Electro and Communications Group, and from May 1992 to May 1993, he was Senior Managing Director of 3M Italy. From September 1989 to May 1992, he was Vice President of 3M's Data Storage Products Division.

    Bradley D. Allen, age 50, is Vice President, Corporate Communications and Investor Relations. He has led the Company's investor relations function since spin-off. From October of 1994 to May of 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics. Prior to Cray Research, he headed the investor relations function at Digital Equipment Corporation.

    Barbara M. Cederberg, age 47, is Vice President and President, Color Technologies. Prior to her appointment in October 1998, she was General Manager of Printing and Proofing Products for the Company. Prior to joining the Company at spin-off on July 1, 1996, she held various positions at 3M.

    Jacqueline A. Chase, age 47, is Vice President, Human Resources. She has been with the Company since spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M's legal department. Prior to joining 3M, she was an associate attorney at the law firm of Oppenheimer, Wolff and Donnelly.

    Robert L. Edwards, age 45, is Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He joined the Company in April 1998 after twenty years of experience in the transportation and energy industries with Santa Fe Industries affiliated or predecessor companies. From 1991 to 1995, he was Senior Vice President, Treasurer and Chief Financial Officer, and from 1995 to 1998, he was Senior Vice President, Business Development of Santa Fe Pacific Pipelines, Inc.

    Steven D. Ladwig, age 43, is Senior Vice President and President, Data Storage and Information Management. He joined the Company in July 1998 after nineteen years with IBM. Most recently he was General Manager for Network Computing and Software for Global Small and Medium Businesses from

October 1996 to June 1998. From 1994 to October 1996, he was Vice President of Development, AS/400 Division.

    John L. Sullivan, age 46, is Vice President, General Counsel and Secretary. He joined the Company in August 1998 from Silicon Graphics, where he held several legal counsel positions and most recently was Vice President-General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.

    David H. Wenck, age 57, is Vice President, International, a position he has held since March 1998, and President, Digital Solutions and Services, a position he has held since June 2000. Prior to assuming his current responsibilities, he was Vice President, Asia, Latin America and Canada, assuming that role at spin-off. From May 1995 to July 1996, he was General Manager of 3M's Data Storage Optical Technology Division. From December 1994 to April 1995, he was Department Manager of 3M's Software Media and CD-ROM Services Department, and from July 1986 to September 1994, he was Project Manager of 3M's Optical Recording Project.

    Paul R. Zeller, age 40, is Vice President, Corporate Controller. He was elected to his position as Vice President in February 2000, and has held the Corporate Controller position since May 1998. He joined the Company at spin-off and held accounting manager and division controller positions with the Company prior to assuming his current responsibilities. Prior to joining the Company, he held several accounting management positions with 3M.

Item 2.  Properties.

    The Company's headquarters are located in Oakdale, Minnesota. The Company's major facilities (all of which are owned by the Company, except where noted), and the products manufactured at such facilities are listed below. The Company's facilities are in good operating condition suitable for their respective uses and adequate for the Company's current needs.

Facility	Products
United States
Camarillo, California	Data tape
Menomonie, Wisconsin (leased)	Videodisc
Nekoosa, Wisconsin	Carbonless paper
Oakdale, Minnesota	Headquarters/laboratory facility
Pine City, Minnesota	Micrographic cards
Tucson, Arizona	Data tape
Wahpeton, North Dakota	Diskettes/molding, CD-Rewritable Discs
Weatherford, Oklahoma	Diskettes/conventional proofing
International
Bracknell, United Kingdom (leased)	Administrative/Sales
Segrate, Italy (leased)	Administrative/Sales
Vignate, Italy (leased)	DSS Workshop
Schiphol-Rijk, Netherlands (leased)	Administrative/Sales
Ommoord, Netherlands (leased)	Administrative
Madrid, Spain (leased)	Administrative/Sales
Neuss, Germany (leased)	Administrative/Sales
Cergy, France (leased)	Administrative/Sales
London, Ontario, Canada	Administrative/Sales
Pennant Hills, Australia (leased)	Administrative/Sales
Tokyo, Japan (leased)	Administrative/Sales
North Point, Hong Kong (leased)	Administrative/Sales
Singapore (leased)	Administrative/Sales
Seoul, Korea (leased)	Administrative/Sales

Item 3.  Legal Proceedings.

    The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain as of December 31, 2000 the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2000 would not be material to the Company's financial position or annual results of operations or cash flows.

    On May 10, 1999, Jazz Photo Corp. served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company's sale of allegedly defective film to Jazz Photo. In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages and equitable relief. The Company disputes any liability to Jazz Photo and is vigorously defending the action. Over the course of the year 2000, discovery was commenced. The parties continue to litigate the scope of document production and discovery that will be required in the action.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    As of February 9, 2001, there were 35,219,767 shares of the Company's common stock, $.01 par value (Common Stock), outstanding held by approximately 40,400 shareholders of record. The Company's Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Company did not pay any dividends during 2000. Future dividends will be determined by the Company's Board of Directors.

    The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on the New York Stock Exchange Composite Transactions.

	2000 Sales Prices		1999 Sales Prices
	High	Low	High	Low
First Quarter	$32.81	$23.50	$17.13	$15.13
Second Quarter	$31.13	$21.75	$26.31	$15.06
Third Quarter	$30.31	$18.44	$31.00	$23.00
Fourth Quarter	$21.38	$14.19	$34.25	$26.69

Item 6.  Selected Financial Data.

Selected Consolidated Financial Data*

(Dollars in millions, except per share data)	2000	1999	1998	1997	1996
Statement of Operations Data:
Net revenues	$1,234.9	$1,412.6	$1,328.9	$1,502.1	$1,604.9
Gross profit	357.3	433.6	426.8	501.8	541.7
Selling, general and administrative	318.1	294.2	366.8	385.9	379.6
Research and development	64.3	76.0	87.8	97.1	124.8
Restructuring	22.0	—	(16.8)	160.0	37.6
Operating (loss) income	(47.1)	63.4	(11.0)	(141.2)	(0.3)
(Loss) income from continuing operations before cumulative effect of accounting change(1)	(1.0)	42.3	(12.7)	(135.6)	(7.6)
Cumulative effect of accounting change	(3.4)	—	—	—	—
Net (loss) income(2)	(4.4)	43.9	57.1	(180.1)	(20.5)
(Loss) earnings per common share from continuing operations before cumulative effect of accounting change:
Basic	(0.03)	1.13	(0.33)	(3.42)	(0.18)
Diluted	(0.03)	1.12	(0.33)	(3.42)	(0.18)
Net (loss) earnings per common share:
Basic	(0.13)	1.18	1.45	(4.54)	(0.49)
Diluted	(0.13)	1.17	1.45	(4.54)	(0.49)
Balance Sheet Data:
Working capital	$395.1	$414.2	$506.7	$538.9	$607.3
Property, plant and equipment, net	200.7	212.8	233.8	381.6	480.1
Total assets	987.9	1,127.6	1,313.3	1,665.5	1,573.3
Long-term debt	—	1.1	32.7	319.7	123.1
Total liabilities	325.4	402.3	552.2	983.3	643.0
Total shareholders' equity	662.5	725.3	761.1	682.2	930.3
Other Information:
Current ratio	2.4	2.2	2.2	2.0	2.5
Days sales outstanding(3)	48	59	77	73	74
Days of inventory supply(3)	63	76	97	103	97
Assets/equity	1.5	1.6	1.7	2.4	1.7
Return on average assets(4)	6.0%	3.6%	n/m	1.5%	3.7%
Return on average equity(4)	9.1%	5.7%	n/m	2.1%	3.8%
Capital expenditures(5)	$50.5	$64.1	$132.4	$116.3	$167.4
Number of employees(6)	4,300	4,850	6,400	9,800	9,400

*
See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—General Overview" for a description of the basis of presentation of the financial information presented in this table.

(1)
(Loss) income from continuing operations before cumulative effect of accounting change, excluding restructuring and other special charges, in 2000, 1998, 1997 and 1996, was $63.3 million, $(18.9) million, $17.2 million and $39.4 million, respectively (see Notes 5 and 16 to the Consolidated Financial Statements).

(2)
Unaudited pro forma results assuming retroactive application of the change in accounting principle for 1999 net income and earnings per share are substantially the same as reported. Information to estimate the 1998, 1997 and 1996 impact of this accounting change was not available (see Note 17 to the Consolidated Financial Statements).

(3)
1998 excludes impact of the medical imaging business which was sold on November 30, 1998. 1999 excludes the impact of the Photo Color business which was sold on August 2, 1999. Prior years' days sales outstanding (DSO) has been restated to reflect a change in the Company's calculation methodology.

(4)
Return percentages are calculated using (loss) income from continuing operations before cumulative effect of accounting change, excluding restructuring and other special charges noted in (1) above for all years presented. Average assets are calculated using continuing operations.

(5)
Capital expenditures in 1998 include $67.5 million for the purchase of the Company's research and development facility previously under a synthetic lease.

(6)
Years prior to 1999 include employees of subsequently discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

    On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business and its manufacturing facility in Ferrania, Italy. As a result of this sale, the Company completed the disposition of its Medical Imaging and Photo Color Systems segment and, therefore, these operations are presented in the Company's Consolidated Statements of Operations as discontinued operations. Unless otherwise noted, the following discussion of results of operations refers to continuing operations only. The discussion of financial condition and liquidity refers to the total company, which includes continuing and discontinued operations.

    The Company has engaged the investment banking firm of Goldman, Sachs & Co. to assist in exploring strategic alternatives, such as financial restructuring, stock repurchases, spin-offs, joint ventures, and business combinations.

    The following table displays the Company's results of operations for 2000, 1999 and 1998. The 2000 and 1998 results are presented below as reported and as adjusted. The adjusted results exclude restructuring and other special charges.

	2000		1999	1998
(In millions, except per share data)	Reported	Adjusted	Reported	Reported	Adjusted
Net revenues	$1,234.9	$1,234.9	$1,412.6	$1,328.9	$1,328.9
Gross profit	357.3	365.2	433.6	426.8	426.8
Selling, general and administrative	318.1	255.0	294.2	366.8	366.8
Research and development	64.3	64.3	76.0	87.8	87.8
Restructuring	22.0	—	—	(16.8)	—
Operating (loss) income	(47.1)	45.9	63.4	(11.0)	(27.8)
(Loss) income from continuing operations before cumulative effect of accounting change	(1.0)	63.3	42.3	(12.7)	(18.9)
Diluted (loss) earnings per common share, continuing operations before cumulative effect of accounting change	$(0.03)	$1.79	$1.12	$(0.33)	$(0.48)

Results of Operations

    The following table sets forth the percentage relationship to revenue of certain items in the Company's Consolidated Statements of Operations for the years indicated.

				Percentage of dollar increase (decrease)
Percentage of revenue
				2000 vs 1999	1999 vs 1998
2000	1999	1998
100.0%	100.0%	100.0%	Net revenues	(12.6)%	6.3%
28.9	30.7	32.1	Gross profit	(17.6)	1.6
25.8	20.8	27.6	Selling, general and administrative	8.1	(19.8)
5.2	5.4	6.6	Research and development	(15.4)	(13.4)
1.7	—	(1.3)	Restructuring	n/m	n/m
(3.8)	4.5	(0.8)	Operating (loss) income	n/m	n/m
(1.7)	(0.4)	0.9	Non-operating (income) expense, net	n/m	n/m
(2.0)	1.9	(0.7)	Income tax (benefit) provision	n/m	n/m
(0.1)	3.0	(1.0)	(Loss) income from continuing operations before cumulative effect of accounting change	n/m	n/m

n/m:
not meaningful

    The following table includes the same information as above, but excludes the impact of restructuring and other special charges as discussed in "General Overview".

Percentage of revenue (excluding restructuring and other special charges)				Percentage of dollar increase (decrease)
				2000 vs 1999	1999 vs 1998
2000	1999	1998
100.0%	100.0%	100.0%	Net revenues	(12.6)%	6.3%
29.6	30.7	32.1	Gross profit	(15.8)	1.6
20.7	20.8	27.6	Selling, general and administrative	(13.3)	(19.8)
5.2	5.4	6.6	Research and development	(15.4)	(13.4)
3.7	4.5	(2.1)	Operating income (loss)	(27.6)	n/m
(1.7)	(0.4)	0.6	Non-operating (income) expense, net	n/m	n/m
0.3	1.9	(1.3)	Income tax provision (benefit)	n/m	n/m
5.1	3.0	(1.4)	Income (loss) from continuing operations before cumulative effect of accounting change	(49.6)	n/m

n/m:
not meaningful

Net Revenues

    Net revenues in 2000, 1999 and 1998 were $1,234.9 million, $1,412.6 million and $1,328.9 million, respectively. Net revenues decreased 12.6 percent in 2000 compared to an increase of 6.3 percent in 1999. The revenue decrease in 2000 was due to mature product declines in Data Storage and Color Technologies, price declines which exceeded historical averages, and the negative effects of changes in currency exchange rates. The revenue increase in 1999 was due to volume increases, partially offset by price declines and a slight negative effect of changes in currency exchange rates. Approximately 45 percent of the Company's net revenues in 2000 and 1999 were from sales outside the United States, as compared to 43 percent in 1998.

    The Company expects full year 2001 revenues to be approximately flat to up slightly compared to 2000, although the Company does not expect first half comparisons to be up year-over-year.

Gross Profit

    Gross profit for 2000, 1999 and 1998 was $357.3 million, $433.6 million and $426.8 million, respectively. Gross profit for 2000 was $365.2 million, excluding $7.9 million of special charges primarily related to inventory write-downs. Excluding the impact of special charges, gross profit was 29.6 percent of revenue in 2000, compared to 30.7 percent in 1999 and 32.1 percent in 1998. During 2000, the negative impact of currency exchange rates and higher price erosion reduced margins, partially offset by improved manufacturing efficiency and an improved product mix, compared to 1999. The decline in 1999 was driven by the effects of price erosion and changes in product mix.

Selling, General and Administrative Expenses

    In 2000, 1999 and 1998, selling, general and administrative (SG&A) expenses were $318.1 million, $294.2 million and $366.8 million, respectively. Excluding special charges of $63.1 million in 2000 primarily related to the accelerated amortization of certain capitalized software (see Note 16 to the Consolidated Financial Statements), SG&A expenses would have been $255.0 million, or 20.7 percent of revenues. SG&A expenses were 20.8 percent and 27.6 percent of revenues in 1999 and 1998, respectively. The decrease in SG&A in 2000, excluding special charges, resulted from a number of factors including headcount reductions, reduced information technology spending, reduced incentive compensation and reduced selling expenses. The 1999 decline in spending compared to 1998 was due to headcount reductions, reduced information technology spending, reimbursement of transition services related to the Company's discontinued operations and the reduction in the SuperDisk™ promotional costs.

Research and Development Expenses

    Research and development expenses in 2000, 1999 and 1998 were $64.3 million, $76.0 million and $87.8 million, respectively. The $11.7 million decline from 1999 primarily reflects the conclusion of a development project.

Restructuring

    In 2000, the Company recorded $24.6 million for restructuring charges. These charges were taken to rationalize the Company's manufacturing operations, streamline its organizational structure, and write-down impaired assets. These charges were offset by a $2.6 million reversal of certain restructuring reserves remaining from charges recorded in 1997 and 1998. In 1998, the Company recorded a $16.8 million net benefit in the restructuring line of the Consolidated Statement of Operations, consisting of a $3.6 million benefit reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995, and a $26.2 million reversal of restructuring reserves established in the fourth quarter of 1997, offset by $13.0 million of new charges, primarily related to asset write-downs. The $26.2 million adjustment to the 1997 restructuring charge resulted primarily from three factors: a better than expected result from the sale of the Company's CD-ROM business, lower than expected costs from closing certain research and development facilities (primarily the facility in the United Kingdom) and lower than expected costs associated with employee terminations.

Operating (Loss) Income

    Operating (loss) income for 2000, 1999 and 1998 was ($47.1) million, $63.4 million and ($11.0) million, respectively. Excluding restructuring and special charges, operating income (loss) for 2000 and 1998 would have been $45.9 million and ($27.8) million, respectively. As a percent of revenues, operating income (loss) excluding restructuring and special charges for 2000, 1999 and 1998 was 3.7 percent, 4.5 percent and (2.1) percent, respectively.

    For 2001, the Company anticipates operating income growth of five to ten percent over reported 2000 operating income excluding restructuring and special charges. The Company anticipates results for the first and second quarters to be below those just reported for the fourth quarter excluding restructuring and special charges but trending upward to positive year-over-year comparisons in the second half of the year as newer offerings begin to fuel growth.

Non-Operating Income/Expense

    Non-operating income was $20.8 million in 2000 and $5.9 million in 1999. Non-operating expense was $11.0 million 1998. The 2000 amount includes $14.5 million of interest income and $10.6 million of venture capital investment gains. The change in 1999 compared to 1998 was due to lower interest expense, increased interest income and gains on certain investments. The Company utilizes certain financial instruments to manage risks associated with interest rate and foreign currency risks (see Note 8 to the Consolidated Financial Statements).

    The Company expects non-operating income for 2001 to be approximately half the amount reported for 2000.

Income Tax

    Excluding restructuring and other special charges, the Company's effective tax rate was 5 percent, 39 percent and 48 percent of pre-tax income for 2000, 1999 and 1998, respectively. The decrease in the 2000 tax rate resulted from tax benefits associated with changes to the Company's European structure resulting from the sale of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility. The Company expects the 2001 tax rate to be approximately 32 percent. The Company has performed an analysis of the recoverability of deferred tax assets and has recorded valuation allowances for certain amounts not considered recoverable. As of December 31, 2000, the Company had deferred tax assets and liabilities, net of valuation allowances, of $90.5 million. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income, primarily in the U. S. The Company believes that it will generate sufficient future taxable income to recover the Company's recorded net deferred tax assets.

(Loss) Income from Continuing Operations before Cumulative Effect of Accounting Change

    Loss from continuing operations before cumulative effect of accounting change for 2000 was $1.0 million, or $0.03 per diluted share, compared with income for 1999 of $42.3 million, or $1.12 per diluted share, and a loss of $12.7 million or $0.33 per diluted share in 1998. Excluding restructuring and other special charges, income from continuing operations before cumulative effect of accounting change would have been $63.3 million or $1.79 per diluted share in 2000; the loss from continuing operations would have been $18.9 million or $0.48 per diluted share in 1998. The reduction in shares outstanding resulting from the Company's share repurchase program, discussed in the Liquidity section of Management's Discussion and Analysis, has had a positive impact on earnings per share amounts in 2000 and 1999.

Performance By Geographic Area

    Approximately 45 percent of the Company's net revenues in 2000 and 1999 were from sales outside the United States, compared to 43 percent in 1998. United States revenues totaled $678.7 million, $783.4 million and $755.9 million in 2000, 1999 and 1998, respectively. International revenues were $556.2 million, $629.2 million and $573.0 million in 2000, 1999 and 1998, respectively. The revenue decrease in 2000 was due to mature product declines, price declines which exceeded historical averages, and the negative effects of changes in currency exchange rates. These declines were offset slightly by volume increases internationally. In 1999, the Company experienced volume increases across all geographic regions, offset somewhat by price erosion and unfavorable currency translation effects.

Performance by Segments

    The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are discussed below, are Data Storage and Information Management, Color Technologies and Digital Solutions and Services.

Data Storage and Information Management

    Data Storage and Information Management net revenues were $866.6 million, $952.1 million and $714.2 million in 2000, 1999 and 1998, respectively. The decrease in 2000 was driven by lower sales of mature technology products, planned reductions of SuperDisk(tm) drive sales, higher price erosion and the negative effects of changes in currency exchange rates. This decline was offset partially by strong demand for 9840 tape cartridges, DLTtape, and optical media. Operating income was $24.4 million and $31.9 million in 2000 and 1999, respectively, as compared to an operating loss of $30.5 million in 1998. The operating income decline in 2000 was driven by lower demand of mature technology products, lower profitability in certain Network products, increased pricing pressures and the negative impacts of foreign currencies. These declines were offset partially by strong demand for 9840 tape cartridges and cost reductions.

Color Technologies

    Color Technologies net revenues declined to $273.1 million in 2000 from $339.8 million in 1999. Net revenues in 1998 were $410.0 million. The decline in 2000 was driven by lower demand for analog proofing products, and plates and film products. The decline in 1999 was driven primarily by planned reductions in the plates and film businesses. Operating income of $19.9 million decreased $17.9 million from 1999, which was up $2.3 million from 1998. The decrease in operating income in 2000 resulted primarily from lower sales of more profitable analog proofing products.

Digital Solutions and Services

    Digital Solutions and Services (DSS) 2000 net revenues of $94.3 million declined $19.8 million from 1999, which declined $29.4 million from 1998. The declines were driven primarily by the ongoing transition in the large format document imaging business from analog to digital. The 2000 operating loss was $0.3 million versus operating losses of $2.0 million and $3.3 million in 1999 and 1998, respectively. Despite the full year 2000 operating loss, DSS did achieve positive operating income in the last two quarters of 2000. The improvements in 2000 and 1999 are the result of improved cost control and operational efficiency.

Financial Position

    The Company made significant improvements in its working capital indices in 2000. The accounts receivable DSO was 48 days as of December 31, 2000, down from 59 days as of December 31, 1999. The reduction is driven by operational improvements. The Company had 63 days of inventory supply (DOS) on hand as of December 31, 2000 compared to 76 days as of December 31, 1999. This decrease is primarily related to improved inventory management. Other current assets were $103.9 million as of December 31, 2000 compared to $133.1 million as of December 31, 1999. This decrease is primarily due to the elimination of restrictions on certain cash amounts on hand (see Note 7 to the Consolidated Financial Statements) and deferred income taxes. The $42.4 million reduction in other assets is primarily due to the accelerated amortization of certain capitalized software (see Note 16 to the Consolidated Financial Statements). The $21.1 million decrease in other current liabilities is primarily due to a reduction in income taxes.

Liquidity

    Cash provided by operating activities was $192.0 million in 2000, compared to $84.7 million in 1999, while operating activities used $6.4 million of cash in 1998. The adjustments to net income included depreciation and amortization of $122.3 million, $87.7 million and $129.4 million in 2000, 1999 and 1998, respectively, restructuring and other special charges of $32.2 million in 2000, and a net restructuring benefit of $16.8 million in 1998. The 2000 amortization amount includes $60.8 million of accelerated software amortization (see Note 16 to the Consolidated Financial Statements). Adjustments also include a $65.0 million gain in 1998 associated with the sale of the Medical Imaging Systems business. Working capital was positively impacted in 2000 and 1999 by significant reductions in accounts receivable and inventory balances. During 2000, 1999 and 1998, the Company made total cash payments related to restructuring charges of approximately $21 million, $23 million and $45 million, respectively, related to both continuing and discontinued operations. In addition, other operating activities included approximately $10 million, $40 million and $31 million used to fund defined benefit pension plans in 2000, 1999 and 1998, respectively.

    Cash used by investing activities was $58.3 million in 2000, as compared to cash provided of $142.8 million and $247.6 million in 1999 and 1998, respectively. Proceeds from the sale of the Photo Color and Medical Imaging Systems businesses provided $201.9 million and $389.2 million in 1999 and 1998, respectively. In addition, proceeds from the sale of other businesses were $38.0 million in 1998. Capital spending totaled $50.5 million, $64.1 million and $132.4 million in 2000, 1999 and 1998, respectively. Capital expenditures by business segment are shown in Note 11 to the Consolidated Financial Statements. Capital expenditures in 1998 included $67.5 million for the purchase of the Company's research and development facility previously under a synthetic lease structure. The Company expects capital spending in 2001 to be approximately $45 million, primarily related to planned investments in manufacturing technology for new data storage products. The Company capitalized $59.3 million of software expenditures in 1998, primarily related to the development, testing and implementation of the Company's new IT systems.

    The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability as of December 31, 2000 was $77.3 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company's interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.75 percent and 1.25 to 2.25 percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. No borrowings were outstanding under the Loan Agreement as of December 31, 2000. The Loan Agreement expires December 31, 2001.

    In addition, certain international subsidiaries have arranged borrowings locally outside of the agreement discussed above. As of December 31, 2000, $23.7 million of short-term borrowings were outstanding under such arrangements.

    As of December 31, 2000, the Company's ratio of debt to total capital was 3.5 percent as compared with 3.8 percent as of December 31, 1999. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company.

    The Company's Board of Directors has authorized the repurchase of up to 10 million shares of the Company's common stock. As of December 31, 2000, the Company had repurchased 6.8 million shares under this authorization and held, in total, 7.7 million shares of treasury stock acquired at an average price of $22.53 per share.

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

    The Euro conversion may lead to increased competition between countries and potential erosion of margins as prices in different countries are more transparent. The Company is reviewing its marketing strategies to address possible increased competition. The Company will continue to review the impact of the conversion to the Euro; however, the Company does not expect that the Euro conversion will have a material impact on the Company's results of operations and financial position.

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

    As a global company, changes in the exchange rates of foreign currencies relative to the U.S. dollar affect the Company's financial results. The Company, from time-to-time, enters into foreign exchange contracts to hedge booked receivables and payables, as well as forecasted transactions, denominated in foreign currencies that, when remeasured according to accounting principles generally accepted in the United States of America, impact the income statement. For certain markets, particularly Latin America, where foreign exchange contracts are not available or determined not to be cost effective, the Company attempts to minimize currency exposure risk through pricing and working capital management. The Company may also use from time-to-time, a strategy of using either foreign currency forward contracts or options to hedge foreign currency effects on operating results. There can be no assurances that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. Factors that could impact the effectiveness of the Company's hedging include accuracy of sales forecasts, volatility of the currency markets and availability of hedging instruments. Although the Company attempts to utilize transaction hedging to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which the Company incurs costs, the Company's sales or costs may be adversely impacted.

    As of December 31, 2000, the Company had $142.4 million notional amount of foreign currency forward and option contracts of which $75.5 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in year-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of December 31, 2000 by $4.3 million; however, less than $1.0 million of this change would impact earnings since the gain (loss) on the majority of these contracts would be offset by an equal gain (loss) on the underlying exposures being hedged.

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

    Competitive Industry Conditions—The Company operates in highly competitive environments. The Company's competitors are both larger and smaller than the Company in terms of resources and market shares. The marketplaces in which the Company operates are generally characterized by rapid technological change, frequent new product introductions, a variety of distribution channels, relatively large and aggressive marketing efforts, evolving customer needs away from product purchases and towards increasing integrated business solutions, and declining prices in certain product lines.

    Driving demand in the data storage industry is an expanding need to access, manage and store information more rapidly and at lower cost, with greater accuracy and reliability. Similarly, the demand for image management and color management products, services and work flow solutions continues to grow as the use of images and color continues to expand in both commercial and consumer applications. These offerings are characterized by increasing use of digital technologies, including software and services, replacing analog-based products where the Company currently has a strong market position in several areas.

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

    Availability of Raw Materials, Energy and Purchased Products—The Company makes significant purchases of raw materials, energy, and certain purchased products from many domestic and foreign sources for use in its manufacturing operations and for resale to customers. While the Company is presently able to obtain sufficient raw materials, energy and purchased products to meet its needs, no assurances can be given that such availability at acceptable pricing levels will continue. If the Company is unable to continue to obtain critical raw materials, energy and purchased products, the Company may incur a material adverse impact on its business and financial results.

    International Operations and Foreign Currency—The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 45 percent of the Company's revenues in 2000, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, the Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates. The Company's foreign currency hedging policy attempts to mitigate some of these risks over near term periods; however, these risk management activities can not assure that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant.

    Intellectual Property Rights—The Company's success depends in part on its ability to obtain and protect its intellectual property rights and to defend itself against intellectual property infringement claims of others. If the Company is not successful in defending itself against claims that may arise from time-to- time alleging infringement of the intellectual property rights of others, the Company could incur substantial costs in implementing remediation actions, such as redesigning its products or processes or acquiring license rights. Such costs or the disruption to the Company's operations occasioned by the need to take such actions could have a material adverse effect on the Company. In addition, the Company utilizes valuable non-patented technical know-how and trade secrets in its product development and manufacturing operations. Although the Company utilizes confidentiality agreements and other measures to protect such proprietary information, there can be no assurance that these agreements will not be breached or that competitors of the Company will not acquire the information as a result of such breaches or through independent development. The Company has pursued a policy of enforcing its intellectual property rights against others who may infringe those rights. In connection with such enforcement actions, the Company may incur significant costs for which the Company may or may not be reimbursed by the alleged infringer.

    Sale of Medical Imaging Business—As discussed in Note 3 to the Consolidated Financial Statements, on November 30, 1998, the Company sold substantially all of its worldwide Medical Imaging Systems business to Kodak. Excluded from this sale was the Ferrania Facility, at which certain x-ray and wet laser medical imaging products and photographic film are manufactured. As also discussed in Note 3 to the Consolidated Financial Statements, on August 2, 1999, the Company closed on the sale of its worldwide

Photo Color Systems business, including the Ferrania Facility, to Ferrania Lux. The (Kodak) Asset Purchase Agreement obligates Kodak to pay to the Company up to $25 million under certain conditions upon the sale of the Ferrania Facility. Kodak has challenged the Company's claim for the full $25 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the sale of the Medical Imaging Systems business. While the Company believes that the applicable contractual terms support its position, it cannot predict with certainty the ultimate outcome of these disputed items.

    Restructuring Programs—While the Company's restructuring plans are designed to reduce the Company's cost structure and improve its profitability, there can be no assurance that the Company will be successful in achieving its financial improvement goals in the future and in implementing its restructuring program on a timely basis to achieve the projected benefits. In addition, if it becomes necessary for the Company to shut down or restructure additional businesses and operations in the future, it could incur substantial additional charges in the process. The recording of these charges could have a material adverse impact on the Company's financial condition.

    Fluctuations in the Company's Stock Price—The Company's stock price may be subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

    Future Capital Requirements—On December 31, 1998, the Company entered into a three-year $175.0 million Loan Agreement with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability as of December 31, 2000 was $77.3 million. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowing under its current and future sources of financing, will provide liquidity sufficient to operate the Company.

    Retention of Key Talent and Employees—The Company operates in a highly competitive market for key talent and employees. While the Company is presently able to retain key talent and employees, no assurances can be given that this situation will continue. If the Company is unable to retain its key talent and employees, the Company may incur a material adverse impact on its business and financial results.

    Strategic Alternatives—The Company has retained Goldman Sachs to assist in a review and exploration of various strategic alternatives including, but not limited to, financial restructuring, stock repurchases, spin-offs, joint ventures, and business combinations.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Accountants

     To the Board of Directors and Shareholders of Imation Corp.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP
Minneapolis, Minnesota January 25, 2001

Imation Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share amounts)	2000	1999	1998
Net revenues	$1,234.9	$1,412.6	$1,328.9
Cost of goods sold	877.6	979.0	902.1

Gross profit	357.3	433.6	426.8
Operating expenses:
Selling, general and administrative	318.1	294.2	366.8
Research and development	64.3	76.0	87.8
Restructuring	22.0	—	(16.8)

Total operating expenses	404.4	370.2	437.8
Operating (loss) income	(47.1)	63.4	(11.0)
Interest expense	2.2	2.1	11.7
Interest income	(14.5)	(8.4)	(5.2)
Other (income) and expense, net	(8.5)	0.4	4.5

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(26.3)	69.3	(22.0)
Income tax (benefit) provision	(25.3)	27.0	(9.3)

(Loss) income from continuing operations before cumulative effect of accounting change	(1.0)	42.3	(12.7)
Discontinued operations:
Income from operations of discontinued businesses, net of income taxes	—	4.6	33.4
(Loss) gain on disposal of discontinued businesses, net of income taxes	—	(3.0)	36.4

Income from discontinued operations	—	1.6	69.8
(Loss) income before cumulative effect of accounting change	(1.0)	43.9	57.1
Cumulative effect of accounting change (net of income tax benefit of $1.7)	(3.4)	—	—

Net (loss) income	$(4.4)	$43.9	$57.1

(Loss) earnings per common share—basic:
Continuing operations	$(0.03)	$1.13	$(0.33)
Discontinued operations	—	0.05	1.78
Cumulative effect of accounting change	(0.10)	—	—

Net (loss) income	$(0.13)	$1.18	$1.45

(Loss) earnings per common share—diluted:
Continuing operations	$(0.03)	$1.12	$(0.33)
Discontinued operations	—	0.05	1.78
Cumulative effect of accounting change	(0.10)	—	—

Net (loss) income	$(0.13)	$1.17	$1.45

Weighted average basic shares outstanding	35.1	37.3	39.4
Weighted average diluted shares outstanding	35.1	37.6	39.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

Imation Corp.

CONSOLIDATED BALANCE SHEETS

As of December 31, (In millions, except per share amounts)	2000	1999
Assets
Current assets
Cash and equivalents	$269.7	$194.6
Accounts receivable, net	171.4	252.4
Inventories	141.2	191.3
Other current assets	103.9	133.1

Total current assets	686.2	771.4
Property, plant and equipment, net	200.7	212.8
Other assets	101.0	143.4

Total assets	$987.9	$1,127.6

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$82.9	$104.4
Accrued payroll	17.1	37.0
Short-term debt	23.7	27.3
Other current liabilities	167.4	188.5

Total current liabilities	291.1	357.2
Other liabilities	34.3	44.0
Long-term debt	—	1.1
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,030.6	1,030.5
Accumulated deficit	(90.8)	(84.1)
Accumulated other comprehensive loss	(91.1)	(82.1)
Unearned ESOP shares and other compensation	(13.1)	(21.2)
Treasury stock, at cost, 7.7 million and 5.7 million shares as of December 31, 2000 and 1999, respectively	(173.5)	(118.2)

Total shareholders' equity	662.5	725.3

Total liabilities and shareholders' equity	$987.9	$1,127.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

Imation Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

In millions, except share amounts)	Stock Common	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Unearned ESOP Shares and Other Compensation	Treasury Stock	Total Shareholders' Equity
Balance as of December 31, 1997	$0.4	$1,025.8	$(171.1)	$(78.1)	$(37.3)	$(57.5)	$682.2
Amortization of unearned ESOP shares		(0.9)	(2.0)		11.1		8.2
Exercise of stock options (416,732 shares)			(7.9)			10.5	2.6
Other unearned compensation		1.6			(1.4)		0.2
Tax benefit from shareholder transactions		1.2					1.2
Comprehensive income:
Net income			57.1				57.1
Net change in cumulative translation adjustment				9.6			9.6

Comprehensive income							66.7

Balance as of December 31, 1998	0.4	1,027.7	(123.9)	(68.5)	(27.6)	(47.0)	761.1
Amortization of unearned ESOP shares		0.9	(0.8)		6.0		6.1
Purchase of treasury stock (4,437,343 shares)						(86.8)	(86.8)
Exercise of stock options (582,092 shares)			(3.3)			16.2	12.9
Other unearned compensation					0.4		0.4
Tax benefit from shareholder transactions		1.9					1.9
Other						(0.6)	(0.6)
Comprehensive income:
Net income			43.9				43.9
Net change in cumulative translation adjustment				(13.6)			(13.6)

Comprehensive income							30.3

Balance as of December 31, 1999	0.4	1,030.5	(84.1)	(82.1)	(21.2)	(118.2)	725.3
Amortization of unearned ESOP shares		0.2			7.7		7.9
Purchase of treasury stock (2,365,944 shares)						(66.5)	(66.5)
Exercise of stock options (322,933 shares)			(1.8)			9.4	7.6
Other unearned compensation					0.4		0.4
Stock compensation (85,846 shares)		(0.8)	(0.5)			1.8	0.5
Tax benefit from shareholder transactions		0.7					0.7
Comprehensive loss:
Net loss			(4.4)				(4.4)
Net change in cumulative translation adjustment				(7.6)			(7.6)
Unrealized loss on available-for-sale securities (net of income tax benefit of $0.3)				(0.5)			(0.5)
Cash flow hedging (net of income tax benefit of $0.6)				(0.9)			(0.9)

Comprehensive loss							(13.4)

Balance as of December 31, 2000	$0.4	$1,030.6	$(90.8)	$(91.1)	$(13.1)	$(173.5)	$662.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

Imation Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2000	1999	1998
Cash Flows from Operating Activities
Net (loss) income	$(4.4)	$43.9	$57.1
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Depreciation	53.5	72.4	110.5
Amortization	68.8	15.3	18.9
Deferred income taxes	(10.0)	(15.1)	23.7
Restructuring and other special charges	32.2	—	(16.8)
Gain on sale of medical imaging businesses and related charges	—	—	(65.0)
Accounts receivable	59.2	24.7	(57.6)
Inventories	46.6	10.2	46.3
Other current assets	16.0	(25.3)	(1.4)
Accounts payable	(19.7)	(6.8)	(29.6)
Accrued payroll and other current liabilities	(48.3)	(25.3)	(89.7)
Other operating activities	(1.9)	(9.3)	(2.8)

Net cash provided by (used in) operating activities	192.0	84.7	(6.4)
Cash Flows from Investing Activities
Capital expenditures	(50.5)	(64.1)	(132.4)
Capitalized software	(3.3)	—	(59.3)
Proceeds from sale of photo color and medical imaging businesses	—	201.9	389.2
Other investing activities	(4.5)	5.0	50.1

Net cash (used in) provided by investing activities	(58.3)	142.8	247.6
Cash Flows from Financing Activities
Net change in short-term debt	(2.5)	3.5	(9.4)
Other borrowings of debt	—	53.1	201.7
Other repayments of debt	(1.0)	(83.7)	(486.2)
Purchase of treasury stock	(66.5)	(86.8)	—
Exercise of stock options	7.6	12.9	2.6
Decrease in unearned ESOP shares	7.7	6.0	11.1

Net cash used in financing activities	(54.7)	(95.0)	(280.2)
Effect of exchange rate changes on cash and equivalents	(3.9)	(2.1)	(0.3)

Change in cash and equivalents	75.1	130.4	(39.3)
Cash and equivalents—beginning of year	194.6	64.2	103.5

Cash and equivalents—end of year	$269.7	$194.6	$64.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

    Imation Corp. (the Company) is a global technology company and a worldwide leader in the data storage and information management, color management and imaging industries. The Company offers premier data storage media to enterprise data centers, server-based networks, and the mobile and desktop environments, while also providing industry-leading color proofing, color management and color software products. Global teams of service professionals bring technical support to end-user customers and third party Original Equipment Manufacturers.

BASIS OF PRESENTATION

    On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business and its manufacturing facility in Ferrania, Italy. This sale completed the disposition of the Company's Medical Imaging and Photo Color Systems segment and, therefore, these operations are presented in the Company's Consolidated Statements of Operations as discontinued operations for 1999 and 1998. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

    USE OF ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FOREIGN CURRENCY.  Local currencies are considered the functional currencies outside the U.S., except for Imation Europe B.V., the Company's European holding company, and subsidiaries located in highly inflationary economies, where the U.S. dollar is considered the functional currency. Effective January 1, 2001, Imation Europe B.V. changed its functional currency to the Euro. Generally, income and expense items are translated at average rates of exchange prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders' equity. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. Net foreign currency exchange impacts included in results of operations were not material in all periods presented.

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

    DERIVATIVE FINANCIAL INSTRUMENTS.  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2000. The Company also adopted SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133, effective July 1, 2000. SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through operations. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive income (loss) in shareholders' equity until the underlying hedged item is recognized in operations. The ineffective portion of a derivative's change in fair value is to be immediately recognized in operations. These gains and losses generally are recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains/losses included in non-operating expenses for foreign denominated payables- and receivables-related hedge transactions. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items.

    OTHER FINANCIAL INSTRUMENTS AND INVESTMENTS.  The Company's other financial instruments consist principally of cash and equivalents, and short-term receivables and payables, for which their current carrying amounts approximate fair market value. Investments primarily include venture capital investments. Unrealized gains and losses related to investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) in shareholder's equity.

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

    Plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 15 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

    INTANGIBLE ASSETS.  Intangible assets consist primarily of capitalized software. The Company capitalizes certain external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized over their estimated useful lives, which generally range from three to eight years. The carrying amount of intangible assets is periodically reviewed to assess the remaining useful lives and the recoverability based on undiscounted expected future cash flows. In 2000, the Company shortened the useful life of the majority of its capitalized software (see Note 16).

    REVENUE RECOGNITION.  In 2000, the Company changed its revenue recognition policy for product sales, such that revenue is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers (see Note 17). Revenue from services is recognized upon performance. Revenue from service contracts is deferred and recognized over the life of the contracts as service is performed.

    RESEARCH AND DEVELOPMENT COSTS.  Research and development costs are charged to expense as incurred.

    ADVERTISING COSTS.  Advertising costs are charged to expense as incurred and totaled approximately $28 million, $35 million and $53 million in 2000, 1999 and 1998, respectively.

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

    COMPREHENSIVE INCOME.  Comprehensive income (loss) for the Company includes net income (loss), the effects of currency translation, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on cash flow hedges. Comprehensive income (loss) for all periods presented is included in the Consolidated Statements of Shareholders' Equity.

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

Years Ended December 31,
(In millions)	2000	1999	1998
Weighted average number of shares outstanding during the period	35.8	38.3	40.8
Weighted average number of shares held by the ESOP not committed to be released	(0.7)	(1.0)	(1.4)

Weighted average common shares outstanding	35.1	37.3	39.4
Potential common shares resulting from the assumed exercise of stock options	—	0.3	0.1

Total weighted average common shares and common share equivalents	35.1	37.6	39.5

    For 2000, options to purchase 5.4 million shares of the Company's common stock were not included in the calculation of diluted earnings per share because the Company had a net loss and to do so would have been antidilutive. Options to purchase 3.7 million shares of the Company's common stock were outstanding as of December 31, 1998 that were not included in the computation of potential common shares because the effect of the options would be antidulitive. As of December 31, 1999, the number of such antidilutive options excluded from the computation was immaterial.

NOTE 3—SALE OF MEDICAL IMAGING AND PHOTO COLOR SYSTEMS SEGMENT AND ACQUISITION

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

    Under the terms of the asset purchase agreement dated as of July 31, 1998 and amended and restated as of November 30, 1998 between the Company and Kodak, Kodak paid the Company $532.2 million in cash prior to December 31, 1998. Of the $532.2 million cash proceeds, the Company was restricted from using $143.0 million until the first quarter of 1999; this amount is shown as a component of proceeds from sale of businesses in the Consolidated Statement of Cash Flows for the year ended December 31, 1999. The Company recorded a pre-tax gain of $65.0 million ($36.4 million after taxes), net of related costs, in 1998 from the Medical Imaging Sale.

    On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement and certain other associated businesses, to Schroder Ventures, through Schroder Ventures' wholly owned affiliate, Ferrania Lux, S.A.R.L. The $58.9 million of proceeds from this sale are shown as a component of proceeds from sale of businesses in the Consolidated Statement of Cash Flows for the year ended December 31, 1999. As a result of this transaction, the Company recorded a loss of $3.0 million, net of income tax benefits of $7.1 million, in 1999.

    Kodak has challenged the Company's claim for the full $25.0 million as well as claims for other amounts, which the Company believes are due from Kodak in connection with the Medical Imaging Sale. The Company has retained cash, as reflected in its financial statements, which it collected on behalf of Kodak in an amount approximately equal to the disputed items. While the Company cannot predict with certainty the ultimate outcome of these disputed items, it believes its positions are supported by the applicable contractual terms.

    In connection with the sale of the Medical Imaging and Photo Color Systems businesses, the Company received reimbursement for certain transition services and distribution agreements that the Company had agreed to provide Kodak and Schroder Ventures. Reimbursements for these transition services are presented as a reduction of general and administrative expenses in the Consolidated Statements of Operations. These transition services have substantially ended as of December 31, 2000.

    As a result of the sale of the Photo Color Systems business and the Ferrania Facility, the Company completed the disposition of its Medical Imaging and Photo Color Systems segment. As such, the Company's Consolidated Statements of Operations present Photo Color Systems and the Medical Imaging Systems businesses as discontinued operations for 1999 and 1998. Income (loss) from operations of discontinued businesses include interest expense allocations based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

    The results of discontinued operations for the years ended December 31, 1999 and 1998 were as follows:

Years Ended December 31, (In millions)	1999	1998
Net revenues	$124.7	$717.6
Income before income taxes	9.3	66.9
Income tax provision	4.7	33.5

Income from operations of discontinued businesses, net of income taxes	4.6	33.4
(Loss) gain on disposal of discontinued businesses, net of income taxes	(3.0)	36.4

Total discontinued operations	$1.6	$69.8

NOTE 4—SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)	2000	1999
Accounts Receivable
Accounts receivable	$189.1	$268.0
Less allowances	(17.7)	(15.6)

Accounts receivable, net	$171.4	$252.4
Inventories
Finished goods	$95.7	$123.8
Work in process	17.5	14.6
Raw materials and supplies	28.0	52.9

Total Inventories	$141.2	$191.3
Other Current Assets
Deferred income taxes	$34.3	$41.1
Restricted cash (see Note 7)	23.7	33.5
Other	45.9	58.5

Total other current assets	$103.9	$133.1
Property, Plant and Equipment
Land	$3.2	$3.3
Buildings and leasehold improvements	134.2	134.8
Machinery and equipment	768.2	822.5
Construction in progress	32.7	20.6

Total	938.3	981.2
Less accumulated depreciation	(737.6)	(768.4)

Property, plant and equipment, net	$200.7	$212.8
Other Assets
Deferred income taxes	$56.7	$39.7
Capitalized software	21.4	85.1
Other	22.9	18.6

Total other assets	$101.0	$143.4
Other Current Liabilities
Employee separation costs	$11.8	$12.2
Rebates	47.8	35.4
Deferred revenue	14.8	14.5
Other	93.0	126.4

Total other current liabilities	$167.4	$188.5
Other Liabilities
Pension	$15.1	$11.1
Other	19.2	32.9

Total other liabilities	$34.3	$44.0
Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(89.7)	$(82.1)
Unrealized loss on available-for-sale securities	(0.5)	—
Cash flow hedging	(0.9)	—

Total accumulated other comprehensive loss	$(91.1)	$(82.1)

NOTE 5—RESTRUCTURING CHARGES AND OTHER SPECIAL CHARGES

    In 2000, the Company recorded a $24.6 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. The charges include $15.9 million for employee separation programs related to a headcount reduction of approximately 430 employees. In addition, certain contract positions were also eliminated. The reduction in employee positions affects all business units and corporate staff, with approximately 60 percent of the headcount reductions due to rationalization of manufacturing within the Data Storage and Information Management business. The Company also recorded $10.2 million in special charges comprised of $7.9 million of inventory write-downs in cost of goods sold and $2.3 million of charges in selling, general and administrative expense. During the year, the Company made cash payments of $6.2 million related to this program and reduced its headcount by approximately 250, which includes both voluntary and involuntary employee reductions. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2001.

    The following table represents the activity related to the Company's 2000 restructuring program:

(In millions)	Program Amounts	Cumulative Usage	Balance at December 31, 2000
Severance	$15.9	$(7.4)	$8.5
Asset impairments	6.1	(6.1)	—
Other	2.6	(1.2)	1.4

Total	$24.6	$(14.7)	$9.9

    In 2000, the Company reversed $2.6 million of restructuring charges related to the 1997 and 1998 programs described below. This amount is reflected in the net restructuring charges of $22.0 million in 2000.

    In 1997, the Company announced plans to restructure its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, and to reduce costs and eliminate unnecessary structure. The Company recorded a $189.9 million pre-tax charge ($152.8 million after taxes) to fourth quarter 1997 earnings.

    In 1998, the Company recorded a $26.2 million benefit in the restructuring line of the Consolidated Statement of Operations as an adjustment of the restructuring charge recorded in 1997. This benefit was recorded as a result of the Company's policy to evaluate its restructuring reserves quarterly and adjust such reserves to reflect changes in estimates as information becomes available. In addition, the Company approved and recorded an additional restructuring charge of $13.0 million in 1998, primarily related to asset write-downs, reflecting further portfolio rationalizations. The Company also recorded a $3.6 million benefit in the restructuring line of the Consolidated Statement of Operations reflecting final adjustments of the restructuring reserves established in the fourth quarter of 1995 in connection with its spin-off from Minnesota Mining and Manufacturing Company (3M). For the year ended December 31, 1998, the Company recorded a net restructuring benefit of $16.8 million.

    During 2000, 1999 and 1998, the Company made cash payments of $14.7 million, $20.0 million and $40.1 million, respectively, related to the 1997 and 1998 restructuring programs. The remaining restructuring balances related to these programs consist of $3.3 million for severance and $1.1 million for other payments. The remaining activities are expected to be completed in 2001. From the inception of the 1997 and 1998 restructuring plans through December 31, 2000, the Company has reduced its headcount related to continuing operations by approximately 2,100.

NOTE 6—INCOME TAXES

    The components of (loss) income from continuing operations before income taxes and cumulative effect of accounting change are as follows:

(In millions)	2000	1999	1998
U.S.	$(51.0)	$47.7	$0.5
International	24.7	21.6	(22.5)

Total	$(26.3)	$69.3	$(22.0)

    The income tax (benefit) provision from continuing operations before cumulative effect of accounting change is as follows:

(In millions)	2000	1999	1998
Currently (refundable) payable
Federal	$(12.0)	$52.0	$(40.1)
State	(1.1)	5.8	(4.5)
International	3.3	2.3	(1.0)
Deferred
Federal	(17.0)	(35.7)	35.9
State	(1.6)	(4.0)	4.0
International	3.1	6.6	(3.6)

Total	$(25.3)	$27.0	$(9.3)

    The components of net deferred tax assets and (liabilities) are as follows:

(In millions)	2000	1999
Receivables	$0.1	$0.3
Inventories	7.9	11.8
Capitalized software	(2.3)	(15.5)
Property, plant and equipment	(6.9)	(7.9)
Payroll and severance	4.8	(3.3)
Foreign tax credit carryforwards	17.4	15.8
Net operating loss carryforwards	58.4	54.9
Accrued liabilities	18.6	35.3
Research and experimentation costs	28.9	29.3
Other, net	8.8	5.0
Valuation allowance	(45.2)	(45.2)

Net deferred tax assets	$90.5	$80.5

    The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and foreign tax credit carryforwards. Of the aggregate net operating loss carryforwards, $122.9 million expire at various times between 2004 and 2020, and $35.2 million may be carried forward indefinitely. Certain foreign net operating loss carryforwards are subject to adjustment by foreign tax authorities. The foreign tax credit carryforwards expire by 2005.

    The (benefit) provision for income taxes from continuing operations before cumulative effect of accounting change differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

(In millions)	2000	1999	1998
Tax at statutory U.S. tax rate	$(9.2)	$24.3	$(7.7)
State income taxes, net of federal benefit	0.3	1.8	0.6
Net effect of international taxes	4.8	0.6	(2.0)
Restructuring of European operations	(22.0)	—	—
Non-deductible expenses related to acquisitions	—	—	0.8
Other	0.8	0.3	(1.0)

Income tax (benefit) provision	$(25.3)	$27.0	$(9.3)

    As of December 31, 2000, approximately $200.5 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S. It is not practical to determine the amount of incremental tax that might arise if these earnings were to be remitted.

    Cash paid for income taxes, relating to both continuing and discontinued operations, was $13.4 million in 2000, $20.0 million in 1999 and $26.5 million in 1998.

NOTE 7—DEBT

    The Company had no outstanding long-term debt as of December 31, 2000. The outstanding long-term debt as of December 31, 1999 was $1.2 million, of which $0.1 million was considered current.

    On December 31, 1998, the Company entered into a new Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability as of December 31, 2000 was $77.3 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company's interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.75 percent and 1.25 to 2.25 percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. The Loan Agreement expires December 31, 2001.

    No borrowings were outstanding under the Loan Agreement as of December 31, 2000 and 1999. As of December 31, 2000 and 1999, the Company had outstanding letters of credit of $4.0 million and $3.6 million, respectively, in the U.S.

    Short-term debt, excluding the current portion of long-term debt, as of December 31, 2000 and 1999, was $23.7 million and $27.2 million, respectively, which consisted primarily of local borrowings by international subsidiaries. These borrowings have original maturities of one year or less and have a weighted average interest rate of 4.7 and 5.2 percent as of December 31, 2000 and 1999, respectively. As of

December 31, 2000, the Company had an additional $34.4 million available under credit facilities held by various subsidiaries outside the U.S. A portion of restricted cash included in other current assets on the Consolidated Balance Sheets relates to cash restricted under local borrowing arrangements by international subsidiaries.

    The Company estimates that the fair value of short-term and long-term debt approximates the carrying amount of debt as of December 31, 2000 and 1999.

    The Company's interest expense for 2000, 1999 and 1998 was $2.2 million, $2.1 million and $11.7 million (net of $1.0 million capitalized), respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $2.1 million, $2.8 million and $24.3 million, respectively.

NOTE 8—FINANCIAL INSTRUMENTS

    The Company maintains a foreign currency exposure management policy that allows for the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with exchange rate volatility. These contracts are entered into to fix the U.S. dollar amount of the eventual cash flows resulting from such transactions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to booked or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with gains and losses that were accumulated in other comprehensive income (loss) recognized in current period operations. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

    The Company enters into foreign currency forward-exchange contracts to hedge foreign currency exposure of its firm commitments to purchase and sell goods that qualify as fair-value hedges. These forward-exchange contracts mature in twelve months or less.

    Beginning January 1, 2001, substantially all of the Company's intercompany sales to Europe are denominated in Euros. The Company purchased options as hedges of a portion of these anticipated 2001 sales that qualify as cash-flow hedges. These option contracts range in duration from two to thirteen months. Amounts reclassified into operations for the year ended December 31, 2000 were not significant.

    Upon adoption of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive income (loss) to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments. The adjustment did not have a significant impact on the Company's financial position or results of operations at adoption. The amount of accumulated net deferred losses on foreign currency cash flow hedges included in other comprehensive income (loss) in shareholders' equity as of December 31, 2000 was $1.5 million, pre-tax.

    As of December 31, 2000 and 1999, the fair value of the Company's foreign currency forward and option contracts outstanding was $1.0 million and ($1.4) million, respectively. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

    The Company is exposed to credit loss in the event of nonperformance by counter-parties in foreign currency forward and option contracts, but does not anticipate nonperformance by any of these counter-parties. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counter-parties.

NOTE 9—LEASES

    In March 1997, the Company entered into a Master Lease and Security Agreement in connection with the construction of a research and development facility at the Company's headquarters site. The facility was completed in May 1998 and lease payments commenced at that time. In December 1998, the Company acquired the building, at which time all future lease obligations were terminated.

    Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $13.9 million, $12.1 million and $14.6 million in 2000, 1999 and 1998, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2000:

(In millions)	2001	2002	2003	2004	2005	Thereafter	Total
Minimum lease payments	$15.1	$11.7	$7.2	$2.2	$0.2	$0.1	$36.5

NOTE 10—SHAREHOLDERS' EQUITY

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

    During the first quarter of 1997, the Company's Board of Directors authorized the repurchase of up to 6 million shares of the Company's common stock. During the first and second quarters of 1997, approximately 2.5 million shares were repurchased. On January 26, 1999, the Company announced an incremental increase of 6.5 million shares to the remaining open share repurchase authorization, to bring the total to 10 million shares. During 2000 and 1999, the Company repurchased approximately 2.4 million and 4.4 million shares, respectively. As of December 31, 2000, the Company held 7.7 million shares of treasury stock acquired at an average price of $22.53 per share.

NOTE 11—BUSINESS SEGMENT INFORMATION

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

Business Segment Information (In millions)		Data Storage and Information Management	Color Technologies	Digital Solutions and Services	Corporate, Other and Unallocated	Total
Net revenues(1)	2000	$866.6	$273.1	$94.3	$0.9	$1,234.9
	1999	952.1	339.8	114.1	6.6	1,412.6
	1998	714.2	410.0	143.5	61.2	1,328.9

Operating income (loss)(1)	2000	$24.4	$19.9	$(0.3)	$(91.1)	$(47.1)
	1999	31.9	37.8	(2.0)	(4.3)	63.4
	1998	(30.5)	35.5	(3.3)	(12.7)	(11.0)

Assets(2)	2000	$375.5	$105.0	$33.7	$473.7	$987.9
	1999	460.6	147.4	47.2	472.4	1,127.6
	1998	367.7	174.0	55.5	716.1	1,313.3

Depreciation and Amortization(2)	2000	$49.9	$10.2	$1.4	$60.8	$122.3
	1999	55.2	25.0	3.5	4.0	87.7
	1998	48.3	24.4	6.5	50.2	129.4

Capital Expenditures(2)	2000	$40.9	$7.9	$1.7	$—	$50.5
	1999	47.9	8.6	1.0	6.6	64.1
	1998	33.0	9.4	1.0	89.0	132.4

(1)
The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company's disclosable business segments, general overhead which was previously allocated to the Medical Imaging Systems and Photo Color Systems businesses, accelerated software amortization discussed in Note 16, as well as restructuring-related charges and credits discussed in Note 5.

(2)
Segment assets primarily include accounts receivable, inventory, and net property, plant and equipment associated with the Company's disclosable business segments. Assets included in Corporate, Other and Unallocated are cash and equivalents, deferred income taxes, certain unallocated net property, plant and equipment, assets of divested and discontinued businesses and other miscellaneous assets. Depreciation and amortization and capital expenditure amounts include amounts associated with these assets, as well as the accelerated software amortization discussed in Note 16.

    The following table presents information about the Company by geographic area.

(In millions)		United States	International	Total Company
Net revenues(1)	2000	$678.7	$556.2	$1,234.9
	1999	783.4	629.2	1,412.6
	1998	755.9	573.0	1,328.9

Long-lived assets(2)	2000	$202.8	$29.5	$232.3
	1999	255.9	54.1	310.0
	1998	299.3	88.3	387.6

(1)
Net revenues are classified into geographic areas based on destination.

(2)
Includes net property, plant and equipment, intangible and other non-current assets excluding deferred income taxes and certain investments.

NOTE 12—RETIREMENT PLANS

    The Company has various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. Total pension expense was $15.1 million, $15.5 million and $14.8 million in 2000, 1999 and 1998, respectively. Net pension cost is reported on a continuing operations basis, whereas the funded status of the pension plans includes both continuing and discontinued operations.

    The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

U.S. Plan (In millions)	2000	1999
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$69.5	$69.5
Service cost	13.6	14.3
Interest cost	4.9	4.1
Actuarial loss (gain)	1.0	(12.8)
Benefits paid	(5.8)	(6.8)
Special termination benefits(1)	2.3	1.2

Projected benefit obligation, end of year	$85.5	$69.5
Change in plan assets
Plan assets at fair value, beginning of year	$79.5	$38.9
Actual return on plan assets	(4.1)	9.3
Company contributions	9.1	38.1
Benefits paid	(5.8)	(6.8)

Plan assets at fair value, end of year	$78.7	$79.5
Accrued pension cost
Funded status of the plan	$(6.8)	$10.0
Unrecognized net gain	(4.8)	(15.8)

Total accrued pension cost	$(11.6)	$(5.8)
Assumptions, end of year	2000	1999	1998
Discount rate	7.50%	7.25%	6.50%
Expected return on plan assets (for following year)	9.00%	7.50%	8.00%
Rate of compensation increase	4.75%	4.75%	4.75%
Net periodic pension cost includes the following components:
(In millions)	2000	1999	1998
Total cost
Service cost	$13.6	$14.3	$16.4
Interest cost	4.9	4.1	2.4
Expected return on plan assets	(5.6)	(4.4)	(1.5)
Special termination benefits(1)	2.3	1.2	16.9
Recognized net actuarial gain	(0.3)	—	—
Discontinued operations	—	(1.6)	(20.8)

Net periodic pension cost	$14.9	$13.6	$13.4

(1)
In 2000, $2.3 million was recognized for restructuring charges. In 1999, $1.2 million was recognized for curtailment and other benefits for employees transferred to Schroder Ventures as part of the sale of the Photo Color Systems business (see Note 3). In 1998, $16.9 million was recognized for curtailment and other benefits for employees transferred to Kodak as part of the sale of the Medical Imaging Systems business (see Note 3).

International Plans (In millions)	2000	1999
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$57.5	$55.1
Service cost	1.0	1.1
Interest cost	2.9	3.0
Foreign exchange rate changes	(4.2)	(2.0)
Actuarial gain	—	(1.6)
Benefits paid	(1.2)	(0.5)
Transfer of obligations(2)	(0.3)	2.4

Projected benefit obligation, end of year	$55.7	$57.5
Change in plan assets
Plan assets at fair value, beginning of year	$51.1	$49.3
Actual return on plan assets	(0.3)	3.4
Foreign exchange rate changes	(3.6)	(2.1)
Company contributions	1.2	2.3
Benefits paid	(1.2)	(0.5)
Transfer of assets(2)	(0.2)	(1.3)

Plan assets at fair value, end of year	$47.0	$51.1
Accrued pension cost
Funded status of plan	$(8.7)	$(6.4)
Unrecognized items	7.4	3.4

Total accrued pension cost	$(1.3)	$(3.0)
Amount recognized in financial statements
Prepaid pension cost	$2.2	$2.3
Accrued pension liability	(3.5)	(5.3)

Total recognized	$(1.3)	$(3.0)
Assumptions, end of year	2000	1999	1998
Discount rate	5.20%	5.00%	5.60%
Expected return on plan assets (for following year)	6.90%	6.75%	7.00%
Rate of compensation increase	3.90%	3.75%	3.20%
Net periodic pension cost includes the following components:
(In millions)	2000	1999	1998
Total cost
Service cost	$1.0	$1.1	$1.4
Interest cost	2.9	3.0	2.8
Expected return on plan assets	(3.3)	(3.2)	(2.3)
Amortization of unrecognized items and other	(0.4)	1.0	0.5
Settlements and curtailments	—	—	(0.7)
Discontinued operations	—	—	(0.3)

Net periodic pension cost	$0.2	$1.9	$1.4

(2)
2000 includes certain benefit obligations and related plan assets transferred as a result of the Photo Color Systems business sale. 1999 includes the transfer of certain benefit obligations and related plan assets from 3M, offset by transfers to Kodak.

NOTE 13—EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLANS

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

    The ESOP shares as of December 31, 2000 and 1999 are as follows:

	2000	1999
Released and allocated shares	1,630,759	1,297,333
Unreleased shares	545,128	878,554

Total original ESOP shares	2,175,887	2,175,887

Fair value of unreleased shares as of December 31	$8,449,000	$29,486,000

    Total expense related to the ESOP was $7.9 million, $5.9 million and $6.4 million in 2000, 1999 and 1998, respectively.

NOTE 14—EMPLOYEE STOCK PLANS

    The Company currently has stock options outstanding under the Imation 1996 Employee Stock Incentive Program (the Employee Plan), the Imation 1996 Directors Stock Compensation Program (the Directors Plan), and the Imation 2000 Stock Incentive Plan (the Incentive Plan).

    The Employee Plan was approved and adopted by 3M on June 18, 1996, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Employee Plan may not exceed 6,000,000. All shares subject to awards under the Employee Plan that are canceled or terminated will be available again for issuance pursuant to awards under the Employee Plan. Grant prices are generally equal to the fair market value of the Company's common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the Incentive Plan, no further shares are available for grant under the Employee Plan.

    The Directors Plan was also approved and adopted by 3M, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options with a term of ten years and generally become exercisable one year after grant date. Grant prices are generally equal to the fair market value of the Company's common stock at the date of grant. As of

December 31, 2000 and 1999, there were 394,071 and 490,857 shares available for grant under the Directors Plan, respectively.

    The Incentive Plan was approved and adopted by Imation on May 16, 2000, and became effective immediately. The total number of shares of common stock that may be issued or awarded under the Incentive Plan may not exceed 4,000,000. All shares under the plan that are canceled or terminated will be available again for issuance pursuant to awards under the Incentive Plan. Grant prices are generally equal to the fair market value of the Company's common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to four years after grant date. As of December 31, 2000, there were 3,222,510 shares available for grant under the Incentive Plan.

    The following table summarizes stock option activity for 2000, 1999 and 1998:

	Year Ended December 31, 2000		Year Ended December 31, 1999		Year Ended December 31, 1998
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,319,681	$21.43	3,695,310	$22.49	5,184,676	$21.47
Granted	1,930,490	29.46	1,502,291	19.11	583,053	16.86
Exercised	(322,933)	21.89	(582,092)	21.26	(416,732)	6.54
Canceled	(568,475)	22.86	(295,828)	25.68	(1,655,687)	17.38

Outstanding, end of year	5,358,763	24.13	4,319,681	21.43	3,695,310	22.49
Exercisable, end of year	2,265,669	22.53	1,905,531	22.87	1,882,800	22.47

    The following table summarizes information about stock options outstanding as of December 31, 2000:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Options Outstanding— Weighted Average Exercise Price	Options Exercisable	Options Exercisable— Weighted Average Exercise Price
$0.73 to $10.39	7,583	2.2 years	$1.28	7,583	$1.28
$14.15 to $19.20	1,418,554	8.0 years	$17.47	443,504	$17.65
$19.56 to $23.95	1,097,320	5.9 years	$22.68	1,002,256	$22.73
$24.41 to $27.65	981,832	6.3 years	$24.93	781,369	$24.97
$28.15 to $33.05	1,853,474	9.2 years	$29.76	30,957	$29.83

$0.73 to $33.05	5,358,763	7.7 years	$24.13	2,265,669	$22.53

    The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. If the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123, pro forma pre-tax loss would have been $10.3 million higher ($6.3 million after taxes or $0.18 per basic and diluted share) for 2000, and pro forma pre-tax income would have been $5.8 million lower ($3.6 million after taxes or $0.10 per basic and diluted share) for 1999 and $8.3 million lower ($5.0 million after taxes or $0.13 per basic and diluted share) for 1998.

    The weighted average fair values at date of grant for options granted by the Company in 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Exercise price equals market price on grant date:	$13.80	$8.16	$7.33
Exercise price less than market price on grant date:	—	—	$8.10

    The fair values at date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	1999	1998
Volatility	45%	41%	40%
Risk free interest rate	6.67%	5.33%	5.35%
Expected life (months)	56	59	51
Dividend growth	Zero	Zero	Zero

NOTE 15—SUPPLEMENTAL NON-CASH ITEMS

    In connection with the November 30, 1998 sale of the Medical Imaging Systems business to Kodak (see Note 3), the Company received cash of $143.0 million that was restricted until the medical imaging businesses in Europe were legally transferred to Kodak in the first quarter of 1999. The restricted cash is excluded from the proceeds of the sale reflected in the 1998 Consolidated Statement of Cash Flows. The proceeds are reflected as an investing activity in the 1999 Consolidated Statement of Cash Flows.

NOTE 16—CAPITALIZED SOFTWARE AMORTIZATION

    During the last half of 2000, the Company determined that it would abandon certain components of its current computer software system at various dates through the end of first quarter 2001. Accordingly, the Company has shortened the estimated useful life of the majority of its capitalized software such that this portion will be fully amortized by the end of first quarter 2001. The Company recorded $60.8 million in pre-tax charges in 2000 related to the amortization of this software being abandoned. The Company anticipates the first quarter 2001 amortization related to this capitalized software to be $5.7 million. These are all non-cash charges.

NOTE 17—CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    During the fourth quarter of 2000, the Company changed its revenue recognition policy with regard to product sales. The Company's previous policy stated that revenue is recognized upon shipment of goods to customers. Essentially, the new policy recognizes that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered, regardless of whether or not legal title has transferred. These new policies are consistent with the guidance contained in Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which became effective in the fourth quarter of 2000. The effect of this change in revenue recognition policy, as of January 1, 2000, has been reported as the cumulative effect of an accounting change in the first quarter of 2000. Previously reported 2000 quarters have been restated to reflect the change. This change did not have a significant effect on 2000 results.

    Unaudited pro forma results assuming retroactive application of the change in accounting principle for 1999 net income and earnings per share are substantially the same as reported. Information to estimate the 1998 impact of this accounting change was not available as a result of the change in the Company's financial reporting system in 1998.

NOTE 18—COMMITMENTS AND CONTINGENCIES

    The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2000, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, including the Jazz Photo Corp. (Jazz Photo) matter described below, could materially affect operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2000 would not be material to the Company's financial position or annual results of operations or cash flows.

    On May 10, 1999, Jazz Photo served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company's sale of allegedly defective film to Jazz Photo. In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages and equitable relief. The Company disputes any liability to Jazz Photo and is vigorously defending the action. Over the course of the year 2000, discovery was commenced. The parties continue to litigate the scope of document production and discovery that will be required in the action.

NOTE 19—QUARTERLY DATA (UNAUDITED)

(In millions, except per share amounts)	First	Second	Third	Fourth	Total(1)
2000
Net revenues	$328.6	$307.1	$290.7	$308.5	$1,234.9
Gross profit	102.1	94.4	68.8	92.0	357.3
Operating income (loss)	17.9	13.3	(59.2)	(19.1)	(47.1)
Income (loss) before cumulative effect of accounting change	20.1	13.5	(33.6)	(1.0)	(1.0)
Cumulative effect of accounting change	(3.4)	—	—	—	(3.4)
Net income (loss)	16.7	13.5	(33.6)	(1.0)	(4.4)
Earnings (loss) per common share, before cumulative effect of accounting change:
Basic	$0.56	$0.39	$(0.97)	$(0.03)	$(0.03)
Diluted	0.55	0.38	(0.97)	(0.03)	(0.03)
Loss per common share, cumulative effect of accounting change:
Basic	$(0.09)	—	—	—	$(0.10)
Diluted	(0.09)	—	—	—	(0.10)
Earnings (loss) per share, net income:
Basic	$0.47	$0.39	$(0.97)	$(0.03)	$(0.13)
Diluted	0.46	0.38	(0.97)	(0.03)	(0.13)
1999
Net revenues	$341.2	$354.2	$346.0	$371.2	$1,412.6
Gross profit	102.9	107.7	110.9	112.1	433.6
Operating income	4.7	16.7	22.7	19.3	63.4
Income from continuing operations	3.5	10.7	13.8	14.3	42.3
Discontinued operations	2.6	2.0	(3.0)	—	1.6
Net income	6.1	12.7	10.8	14.3	43.9
Earnings per common share, continuing operations:
Basic	$0.09	$0.29	$0.38	$0.39	$1.13
Diluted	0.09	0.29	0.37	0.39	1.12
Earnings (loss) per common share, discontinued operations:
Basic	$0.07	$0.05	$(0.09)	—	$0.05
Diluted	0.07	0.05	(0.08)	—	0.05
Earnings per share, net income:
Basic	$0.16	$0.34	$0.29	$0.39	$1.18
Diluted	0.16	0.34	0.29	0.39	1.17

(1)
For total years 2000 and 1999, the sum of the quarterly earnings per share does not equal the annual earnings per share due to changes in average shares outstanding.

    Previously reported 2000 quarterly information included above has been restated to reflect the change in revenue recognition policy (see Note 17). The following table summarizes the previously reported 2000 quarters:

(In millions, except per share amounts)	First	Second	Third
Net revenues	$328.8	$309.1	$288.5
Operating income (loss)	18.4	13.7	(60.3)
Net income (loss)	20.5	13.8	(34.4)
Earnings (loss) per share, net income:
Basic	$0.57	$0.39	$(0.99)
Diluted	0.56	0.39	(0.99)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III

    The information required by Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. The Company will file its definitive proxy statement pursuant to Regulation 14A by April 30, 2001.

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

3.  Exhibits

    The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
4.1	Rights Agreement, dated as of June 18, 1996 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)
4.2	Amendment No. 1 to the Rights Agreement dated as of January 12, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K Current Report dated February 8, 1999)
4.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)
4.4	Loan and Security Agreement dated as of December 31, 1998 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bankamerica Business Credit, Inc. as Agent and Collateral Agent, and BankBoston, N.A. and NBD Bank and Syndication Agents and Co-Agents (incorporated by reference to Exhibit 4.3 to the Company's Form 8K Current Report dated February 8, 1999)
10.1*	Employment Agreement, dated as of July 1, 1996, between William T. Monahan and the Company (incorporated by reference to Exhibit 10.7 to Registration Statement on Form 10, No. 1-14310)
10.2*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)
10.3*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.4*	Imation 1996 Directors Stock Compensation Program, as Amended (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.5*	Imation 1998 Success Sharing Program (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for year ended December 31, 1997)
10.6*	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.7*	Employment Agreement dated as of April 1, 1998, between Robert L. Edwards and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1998).
10.8*	Letter dated July 6, 1998 to Steven D. Ladwig regarding executive compensation (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1998).
10.9*	Form of severance agreement between the Company and its executive officers (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1999)

10.10*	Imation 2000 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, dated March 30, 2000).
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Accountants
24.1	Power of Attorney

*
Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMATION CORP.
By:	/s/ WILLIAM T. MONAHAN William T. Monahan Chairman, President and Chief Executive Officer

Date: February 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM T. MONAHAN William T. Monahan	Chairman, President, Chief Executive Officer and Director	February 26, 2001
/s/ ROBERT L. EDWARDS Robert L. Edwards	Sr. Vice President, Chief Financial Officer and Chief Administrative Officer	February 26, 2001
/s/ PAUL R. ZELLER Paul R. Zeller	Vice President, Corporate Controller	February 26, 2001
* Richard E. Belluzzo	Director	February 26, 2001
* Lawrence E. Eaton	Director	February 26, 2001
* Michael S. Fields	Director	February 26, 2001
* Linda W. Hart	Director	February 26, 2001

* William W. George	Director	February 26, 2001
* Ronald T. LeMay	Director	February 26, 2001
* Marvin L. Mann	Director	February 26, 2001
* Daryl J. White	Director	February 26, 2001
*By:	/s/ JOHN L. SULLIVAN John L. Sullivan Attorney-in-fact

QuickLinks

PART I
Executive Officers of the Company
PART II
Report of Independent Accountants
Imation Corp. CONSOLIDATED STATEMENTS OF OPERATIONS
Imation Corp. CONSOLIDATED BALANCE SHEETS
Imation Corp. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Imation Corp. CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES