Form 10-Q
period 2001-03-31
IMATION CORP
filed 2001-05-15
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549
________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________ .

Commission file number: 1-14310
_______________

IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Imation Place
Oakdale, Minnesota 55128
(Address of principal executive offices)

(651) 704-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.
Yes ☒.  No☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  35,223,915 shares of Common Stock, par value $0.01 per share, were outstanding at April 30, 2001.

IMATION CORP.
INDEX

PART I.  FINANCIAL INFORMATION

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2001	2000
Net revenues	$299.9	$328.6
Cost of goods sold	212.7	226.5
Gross profit	87.2	102.1

Operating expenses:
Selling, general and administrative (1)	64.6	67.2
Research and development	16.5	17.5
Total	81.1	84.2

Operating income	6.1	17.9

Other (income) and expense:
Interest income	(3.7)	(3.3)
Interest expense	0.3	0.4
Other, net	2.3	(5.0)
Total	(1.1)	(7.9)

Income before taxes	7.2	25.8

Income tax provision	2.3	5.7

Income before cumulative effect of accounting change	4.9	20.1

Cumulative effect of accounting change, net of tax	-	(3.4)

Net income	$4.9	$16.7

Earnings per basic common share
Income before cumulative effect of accounting change	$0.14	$0.56
Net income	$0.14	$0.47

Earnings per diluted common share
Income before cumulative effect of accounting change	$0.14	$0.55
Net income	$0.14	$0.46

Weighted average basic shares outstanding	34.7	35.8

Weighted average diluted shares outstanding	34.8	36.6

(1) Selling, general and administrative expenses for the three month period ended March 31, 2001 include $5.7 million of amortization related to computer software being abandoned (see Note 10).

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2001
		December 31,
	(Unaudited)	2000
ASSETS
Current assets
Cash and equivalents	$286.8	$269.7
Accounts receivable - net	170.0	171.4
Inventories	146.6	141.2
Other current assets	105.4	103.9
Total current assets	708.8	686.2

Property, plant and equipment - net	198.7	200.7
Other assets	99.7	101.0
Total assets	$1,007.2	$987.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$104.7	$82.9
Accrued payroll	18.9	17.1
Short-term debt	16.5	23.7
Other current liabilities	167.7	167.4
Total current liabilities	307.8	291.1

Other liabilities	37.2	34.3

Shareholders’ equity	662.2	662.5

Total liabilities and shareholders’ equity	$1,007.2	$987.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2001	2000
Cash Flows from Operating Activities:
Net income	$4.9	$16.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.1	18.2
Deferred income taxes	(6.4)	10.4
Inventory, accounts receivable and payable changes	12.8	25.0
Other working capital changes	5.1	(8.6)
Other	2.9	(1.3)
Net cash provided by operating activities	37.4	60.4

Cash Flows from Investing Activities:
Capital expenditures	(11.1)	(14.0)
Other	(0.1)	0.6
Net cash used in investing activities	(11.2)	(13.4)

Cash Flows from Financing Activities:
Net change in short-term debt	(6.5)	1.4
Other repayments of debt	-	(1.4)
Purchases of treasury stock	-	(47.7)
Decrease in unearned ESOP shares	1.6	3.8
Exercise of stock options and other	0.2	2.0
Net cash used in financing activities	(4.7)	(41.9)

Effect of exchange rate changes on cash	(4.4)	0.7

Net change in cash and equivalents	17.1	5.8
Cash and equivalents - beginning of period	269.7	194.6
Cash and equivalents - end of period	$286.8	$200.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein; these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its 2000 Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for ESOP shares not committed. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.  The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three months ended
	March 31,
(In millions)	2001	2000

Weighted average shares outstanding	35.2	36.6

Weighted average ESOP shares not committed	(0.5)	(0.8)

Weighted average basic shares outstanding	34.7	35.8

Dilutive effect of employee stock options	0.1	0.8

Weighted average diluted shares outstanding	34.8	36.6

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

	March 31,
	2001	December 31,
(In millions)	(Unaudited)	2000

Inventories
Finished goods	$98.1	$95.7
Work in process	20.1	17.5
Raw materials and supplies	28.4	28.0
Total inventories	$146.6	$141.2

Property, Plant and Equipment
Property, plant and equipment	$930.3	$938.3
Less accumulated depreciation	(731.6)	(737.6)
Property, plant and equipment - net	$198.7	$200.7

4.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

5.  RESTRUCTURING CHARGES AND OTHER SPECIAL CHARGES

In 2000, the Company recorded a $24.6 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. The charges included $15.9 million for employee separation programs related to a headcount reduction of approximately 430 employees. Since the inception of the program, the Company has reduced its headcount by approximately 300. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2001. During the first quarter of 2001, the Company made cash payments of $5.1 million related to this program.

The following table represents the cumulative activity related to the Company’s 2000 restructuring program:

(In millions)	Program	Cumulative	March 31, 2001
	Amounts	Usage	Balance
Severance	$15.9	$(12.4)	$3.5
Asset impairments	6.1	(6.1)	-
Other	2.6	(1.3)	1.3
Total	$24.6	$(19.8)	$4.8

In 1997 and 1998, the Company recorded charges for the restructuring of its worldwide operations. These are discussed in the Company’s 2000 Form 10-K. The remaining restructuring balance at March 31, 2001 was $2.8 million for severance and $0.3 million for other payments. During the three months ended March 31, 2001 the Company made cash payments of approximately $1.3 million related to these activities, compared to $3.2 million paid in the same period in 2000.

Since inception of the 1997 restructuring plan, the Company has reduced its headcount relating to continuing operations by approximately 2,200, primarily due to the restructuring plans discussed above.

6. SALE OF THE MEDICAL IMAGING AND PHOTO COLOR SYSTEMS SEGMENT

On November 30, 1998, the Company sold its worldwide Medical Imaging Systems business (the Medical Imaging Sale) to Eastman Kodak Company (Kodak). Excluded from the Medical Imaging Sale was the Company’s medical imaging/photo color manufacturing facility in Ferrania, Italy (the Ferrania Facility), at which the Company agreed to manufacture wet laser and x-ray film and hardware pursuant to an exclusive supply agreement (the Ferrania Supply Agreement) with Kodak.  In exchange for retaining the Ferrania Facility and pursuant to certain conditions, Kodak agreed to pay the Company up to $25.0 million at such time as it was sold.

On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement and certain other associated businesses, to Schroder Ventures, through Schroder Ventures’ wholly owned affiliate, Ferrania Lux, S.A.R.L.

Kodak has challenged the Company’s claim for the full $25.0 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the Ferrania Facility and Medical Imaging sales.  The Company has retained cash, as reflected in its financial statements, which it collected on behalf of Kodak in an amount approximately equal to the disputed items.  While the Company cannot predict with certainty the ultimate outcome of these disputed items, it believes its positions are supported by the applicable contractual terms.

7.  COMPREHENSIVE (LOSS) INCOME

The components of total comprehensive (loss) income are shown below. As of March 31, 2001, the combined loss of $0.7 million, consisting of the unrealized loss on available-for-sale securities and the loss on cash flow hedging, is recorded net of $0.3 million of deferred income tax benefits.

Accumulated other comprehensive (loss) income consists of the following:

	Foreign		Unrealized Loss	Accumulated
	Currency	Cash	on Available-	Other
	Translation	Flow	for-Sale	Comprehensive
	Adjustment	Hedging	Securities	(Loss) Income
Balance, December 31, 2000	$(89.7)	$(0.9)	$(0.5)	$(91.1)
First quarter 2001 change	(8.0)	0.6	0.1	(7.3)

Balance, March 31, 2001	$(97.7)	$(0.3)	$(0.4)	$(98.4)

Other comprehensive (loss) income for the first quarter consists of the following:

	Three Months Ended
	March 31,
(In millions)	2001	2000
Net income	$4.9	$16.7
Changes in cumulative translation adjustments	(8.0)	(0.5)
Cash flow hedging – net of tax	0.6	(0.1)
Unrealized loss on available-for-sale securities – net of tax	0.1	-

Comprehensive (loss) income	$(2.4)	$16.1

8.   BUSINESS SEGMENT INFORMATION

The Company’s businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, and the markets they serve.  These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage products for use in the mobile and desktop, network and enterprise data center markets; Color Technologies, whose principle products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation.

Business		Data		Digital
Segment		Storage and		Solutions	Corporate,
Information	First	Information	Color	and	Other and	Total
(In millions)	Quarter	Management	Technologies	Services	Unallocated	Company
Net revenues:	2001	$219.6	$55.7	$22.8	$1.8	$299.9
	2000	233.2	70.4	25.0	-	328.6
Operating	2001	$9.6	$3.8	$(1.5)	$(5.8)	$6.1
income(loss)	2000	12.5	5.2	(0.7)	0.9	17.9

The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include certain amounts not included in the Company’s disclosable business segments. First quarter 2000 operating income includes a one-time benefit of approximately $2 million related to the conclusion of a development project, net of a manufacturing capacity adjustment. First quarter 2001 operating loss includes $5.7 million of accelerated software amortization discussed in Note 10.

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2000.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2000. The Company also adopted SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,”  effective July 1, 2000. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value.  Derivatives that are not hedges must be recorded at fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through income or recognized in other comprehensive income in stockholders’ equity until the underlying hedged item is recognized in income. Loss amounts reclassified into income for the three months ended March 31, 2001 totaled $0.5 million. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in income. The amount of accumulated net deferred losses on foreign currency cash flow hedges included in other comprehensive income (loss) in shareholders’ equity as of March 31, 2001 was not significant.

The Company maintains a foreign currency exposure management policy that allows for the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with exchange rate volatility. These contracts are entered into to fix the U.S. dollar amount of the eventual cash flows resulting from such transactions. The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items.  This process includes linking derivatives to booked or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with gains and losses that were accumulated in other comprehensive income (loss) recognized in current period operations.  The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

The Company enters into foreign currency forward-exchange contracts to hedge foreign currency exposure of its firm commitments to purchase and sell goods that qualify as fair-value hedges. These forward-exchange contracts mature in twelve months or less.

Substantially all of the Company’s intercompany sales to Europe are denominated in Euros.  The Company purchased options as hedges of a portion of these anticipated 2001 sales that qualify as cash-flow hedges. These option contracts range in duration from one to nine months.

Upon adoption of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive income (loss) to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments.  The adjustment did not have a significant impact on the Company’s financial position or results of operations at adoption.

As of March 31, 2001 the fair market value of the Company’s foreign currency forward and option contracts outstanding was a negative $1.7 million.  The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

10. CAPITALIZED SOFTWARE AMORTIZATION

During the last half of 2000, the Company determined that it would abandon certain components of its computer software system. Accordingly, the Company shortened the estimated useful life of a large portion of capitalized software such that this portion of the software would be fully amortized by March 31, 2001.  The Company recorded the remaining $5.7 million of non-cash, pre-tax charges in first quarter 2001 for amortization related to software being abandoned.

****

PricewaterhouseCoopers LLP, the Company's independent accountants, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.  This report is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountants liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the “Company”) as of March 31, 2001 and the related consolidated statements of operations for the three-month periods ended March 31, 2001 and 2000 and condensed  consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000.  These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
April 24, 2001

IMATION CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

In the first quarter of 2001, the Company recorded special charges related to accelerated amortization associated with the abandonment of certain capitalized software (see Note 10 to Consolidated Financial Statements). The $5.7 million charge for this amortization is recorded in selling, general, and administrative expenses.

Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

Net revenues of $299.9 million declined 8.7 percent from last year revenues of $328.6 million. Demand for the Company's mature products in the Data Storage and Information Management and the Color Technologies business segments comprised most of the decline as compared to the year earlier quarter. Volume increases of approximately 5 percent overall were more than offset by price declines of over 11 percent and the negative effects of changes in currency exchange rates of approximately 2 percent. The Company’s current outlook is for full-year 2001 revenues to be roughly flat, to slightly higher, compared to 2000.

Data Storage and Information Management revenues declined $13.6 million to $219.6 million from $233.2 million a year ago. The revenue decline was primarily due to planned reductions in sales of SuperDisk hardware, negative currency translation, and increased pricing pressures.  Volume growth of 13 percent partially offset the decline, led by increased demand for the 3590 tape cartridge, optical media, and 9840 and 9940 tape cartridges.

Color Technologies revenues were $55.7 million as compared with $70.4 million a year ago. The $14.7 million decline from first quarter 2000 was primarily due to lower sales of analog proofing systems, and plates and film products, partially offset by strong growth in digital halftone proofing.

Digital Solutions and Services first quarter 2001 revenues were $22.8 million as compared with $25.0 million a year ago.  The $2.2 million decline from first quarter 2000 resulted primarily from the ongoing transition in the large format document imaging business from analog to digital.

Gross profit in first quarter 2001 was $87.2 million or 29.1 percent of revenues, compared to $102.1 million, or 31.1 percent of revenues in the year earlier quarter. The gross margin percentage decrease resulted from continued negative impacts from changes in foreign currency exchange rates, product mix, and competitive pricing pressures in Data Storage.

Selling, general and administrative (SG&A) expenses in first quarter 2001 were $64.6 million.  Excluding special charges of $5.7 million, SG&A expenses declined $8.3 million, or 12.4 percent, to $58.9 million compared to $67.2 million in the year earlier quarter. This decline was primarily a result of lower selling expenses. The Company expects SG&A spending to be in the range of 20 percent of revenue for the full year 2001.

Research and development (R&D) costs were $16.5 million, or 5.5 percent of revenues. This is in line with the Company’s targeted 2001 range of 5 to 6 percent of sales.

Operating income in the first quarter of 2001 was $6.1 million.  Excluding special charges, operating income was $11.8 million compared with $17.9 million for the same period last year. This decline is due to the factors discussed above. Operating Income for the second quarter of 2001 is expected to be in the range of $10 to $13 million, and for the full year, excluding special charges, to grow 5-10 percent over 2000 results to $48 to $51 million.

Other income for the first quarter of 2001 was $1.1 million as compared with $7.9 million a year ago. Other income in the first quarter 2000 benefited from $7.0 in non-recurring venture capital distributions. Other income in first quarter 2001 consisted primarily of interest income, offset partially by currency translation losses. Full-year 2001 non-operating income is expected to range from $8 to $10 million.

The tax rate for the first quarter was 32 percent. This is the rate projected for the full year 2001. This compares with a 22 percent tax rate for the first quarter 2000 and a full year 2000 rate of 5 percent, resulting from changes in the Company’s European structure resulting from the sale of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility.

Net income in the first quarter of 2001 was $4.9 million, or $0.14 per basic and diluted share.  Excluding special charges, net income was $8.8 million, or $0.25 per basic and diluted share, compared with net income of $16.7 million, or $0.47 per basic and $0.46 per diluted share in the first quarter of 2000 for the reasons discussed above. Net income in the first quarter of 2000 was reduced by $3.4 million as a result of a cumulative effect of accounting change. Due primarily to the increase in the full year tax rate from 5 percent in 2000 to a projected 32 percent in 2001, the full year 2001 earnings per share, excluding special charges, is expected to be below the full year 2000 earnings per share, despite anticipated improvements in operating income.

Financial Position

Inventory days of supply of 66 days was up from 63 days as of December 31, 2000, and accounts receivable days sales outstanding of 47 days was down slightly from 48 days as of December 31, 2000.

The Company did not repurchase any shares of common stock during the quarter. Authorization to repurchase approximately 3.2 million shares remains under the terms of the existing stock repurchase program.

Liquidity

Cash provided by operating activities was $37.4 million during the three months ended March 31, 2001 compared with $60.4 million during the same period in 2000. Depreciation and amortization was $18.1 million in the first three months of 2001 compared with $18.2 million in 2000. Depreciation and amortization in 2001 includes $5.7 million of special charges related to the accelerated amortization discussed above. Depreciation and amortization, excluding the special charge, is expected to be in the range of $50 to $55 million for the full year 2001. Changes in working capital provided $17.9 million during the first three months of 2001, as compared with $16.4 million in the comparable period of 2000. For the three months ended March 31, 2001, the Company made total cash payments of $6.4 million associated with its restructuring programs, as compared to $3.2 million in first quarter 2000.

Cash used by investing activities was $11.2 million for the three months ended March 31, 2001, primarily consisting of capital expenditures of $11.1 million. Capital expenditures decreased $2.9 million from $14.0 million in the same period of 2000. Capital expenditures are expected to be in the range of $45 million for the full year 2001.

Net financing activities during the first three months of 2001 used cash of $4.7 million compared with a $41.9 million use of cash in the comparable 2000 period. Financing activities in the first quarter of 2000 consisted primarily of the purchase of treasury stock under an existing repurchase program. There were no shares purchased in the first quarter of 2001.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at March 31, 2001 was $81.6 million. No borrowings were outstanding under the Loan Agreement at March 31, 2001. The Loan Agreement expires December 31, 2001.

In addition, the Company has arranged for local borrowings of debt for certain subsidiaries. As of March 31, 2001 $16.5 million of short-term borrowings were outstanding under such arrangements, as compared to $23.7 million at December 31, 2000.

As of March 31, 2001 the Company’s ratio of debt to total capital was 2.4 percent, down from 3.5 percent at December 31, 2000, primarily due to the decline in outstanding short-term debt. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company for the foreseeable future.

Derivative Financial Instruments

In conjunction with the adoption of SFAS No. 133 (see Note 9 to Consolidated Financial Statements), the Company revised its foreign currency hedging policy to allow for the hedging of anticipated transactions (“cash flow hedging”) in addition to booked transactions (“transaction hedging”). The Company has begun to use cash flow hedging to reduce foreign currency exchange risks for 2001, and may further expand its use of cash flow hedging in the future. The objective of the currency hedging is to reduce the fluctuations in earnings and cash flows caused by volatility in exchange rates; however, no assurance can be given that these risk management activities will offset more than a portion of the adverse financial impact.

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

The Euro conversion may lead to increased competition between countries and potential erosion of margins as prices in different countries are more transparent.  The Company is reviewing its marketing strategies to address possible increased competition and is also reviewing and testing its software compatibility with the Euro conversion. The Company does not expect that the Euro conversion will have a material impact on the Company’s results of operations or financial position.

Forward-Looking Statements

Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward-looking statements.  The words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand, the Company's ability to meet its cost reduction and revenue growth targets, and its ability to implement its restructuring program on a timely basis and to achieve the projected benefits, its ability to introduce new offerings in a timely manner, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, the resolution of disputes associated with the sale of the Medical Imaging Systems business, the ready availability and price of energy, the ability of Imation to secure adequate supply of certain high demand products, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products, pricing transparencies resulting from the Euro conversion, as well as various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 2000 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters.  While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2001 would not be material to the Company’s financial position or annual results of operations or cash flows.

Items 2-5.  Not Applicable

Item 6(a).  Exhibits

The following documents are filed as exhibits to this Report.

                           10.1      Form of amended severance agreement between the Company and its executive officers other than William T. Monahan.

                           10.2      Summary of transaction bonus agreements between the Company and its Named Executive officers.

                           15.1      An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
(REGISTRANT)

Date: May 14, 2001	By:
/s/Robert L. Edwards
Robert L. Edwards
Senior Vice President,
Chief Financial Officer and
Chief Administrative Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of amended severance agreement between the Company and its executive officers other than William T. Monahan.

10.2	Summary of transaction bonus agreements between the Company and its Named Executive officers.

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.