Form 10-Q
period 2001-06-30
IMATION CORP
filed 2001-07-31
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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
Yes       ☒         No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  34,855,933 shares of Common Stock, par value $0.01 per share, were outstanding at July 30, 2001.

IMATION CORP.
INDEX

PART I.  FINANCIAL INFORMATION

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net revenues	$283.4	$307.1	$583.3	$635.7
Cost of goods sold	197.1	212.7	409.8	439.2

Gross profit	86.3	94.4	173.5	196.5
Operating expenses:
Selling, general andadministrative (1)	57.0	64.4	121.6	131.6
Research and development	16.4	16.7	32.9	33.7

Total	73.4	81.1	154.5	165.3

Operating income	12.9	13.3	19.0	31.2

Other (income) and expense:
Interest income	(3.9)	(3.2)	(7.6)	(6.5)
Interest expense	0.3	0.5	0.6	0.9
Other, net	2.0	(1.3)	4.3	(6.3)

Total	(1.6)	(4.0)	(2.7)	(11.9)

Income before taxes	14.5	17.3	21.7	43.1

Income tax provision	4.6	3.8	6.9	9.5

Income before cumulative effect of accounting change	9.9	13.5	14.8	33.6

Cumulative effect of accounting change, net of tax	-	-	-	(3.4)

Net income	$9.9	$13.5	$14.8	$30.2

Earnings per basic common share:
Income before cumulative effect of accounting change	$0.28	$0.39	$0.43	$0.95
Net income	$0.28	$0.39	$0.43	$0.85

Earnings per diluted common share:
Income before cumulative effect of accounting change	$0.28	$0.38	$0.42	$0.93
Net income	$0.28	$0.38	$0.42	$0.84

Weighted average basic shares outstanding	34.8	35.0	34.7	35.4

Weighted average diluted shares outstanding	35.0	35.6	34.9	36.1

(1)	Selling, general and administrative expenses for the six month period ended June 30, 2001 include $5.7 million of amortization from first quarter related to abandoned computer software.

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Current assets
Cash and equivalents	$322.4	$269.7
Accounts receivable – net	163.4	171.4
Inventories	160.9	141.2
Other current assets	88.9	103.9

Total current assets	735.6	686.2
Property, plant and equipment – net	195.0	200.7
Other assets	101.9	101.0

Total assets	$1,032.5	$987.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$105.9	$82.9
Accrued payroll	24.3	17.1
Short-term debt	14.3	23.7
Other current liabilities	180.0	167.4

Total current liabilities	324.5	291.1
Other liabilities	38.0	34.3

Shareholders’ equity	670.0	662.5

Total liabilities and shareholders’ equity	$1,032.5	$987.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,

	2001	2000

Cash Flows from Operating Activities:
Net income	$14.8	$30.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.1	34.8
Deferred income taxes	(4.2)	9.3
Inventory, accounts receivable and payable changes	4.1	30.8
Other working capital changes	40.2	(11.8)
Other	4.2	(2.7)

Net cash provided by operating activities	89.2	90.6

Cash Flows from Investing Activities:
Capital expenditures	(20.7)	(28.7)
Other	(2.6)	(0.5)

Net cash used in investing activities	(23.3)	(29.2)

Cash Flows from Financing Activities:
Net change in short-term debt	(8.8)	(3.1)
Other repayments of debt	-	(1.1)
Purchases of treasury stock	-	(51.4)
Decrease in unearned ESOP shares	3.3	4.4
Exercise of stock options and other	0.4	8.1

Net cash used in financing activities	(5.1)	(43.1)

Effect of exchange rate changes on cash	(8.1)	(1.6)

Net change in cash and equivalents	52.7	16.7
Cash and equivalents - beginning of period	269.7	194.6

Cash and equivalents - end of period	$322.4	$211.3

The accompanying notes to consolidated financial statements are an integral part of these statements

.IMATION CORP.
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

2.  EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for ESOP shares not released and allocated. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.  The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2001	2000	2001	2000

Weighted average shares outstanding	35.2	35.7	35.2	36.2

Weighted average ESOP shares not released and allocated	(0.4)	(0.7)	(0.5)	(0.8)

Weighted average basic shares outstanding	34.8	35.0	34.7	35.4

Dilutive effect of employee stock options	0.2	0.6	0.2	0.7

Weighted average diluted shares outstanding	35.0	35.6	34.9	36.1

Options to purchase 1.8 million and 0.4 million shares of the Company’s common stock were outstanding as of June 30, 2001 and 2000, respectively, that were not included in the computation of potential common shares because the effect of the options would be antidilutive.

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)	June 30, 2001 (Unaudited)	December 31, 2000

Inventories
Finished goods	$105.7	$95.7
Work in process	23.1	17.5
Raw materials and supplies	32.1	28.0

Total inventories	$160.9	$141.2

Property, Plant and Equipment
Property, plant and equipment	$893.0	$938.3
Less accumulated depreciation	(698.0)	(737.6)

Property, plant and equipment – net	$195.0	$200.7

4.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

5.  RESTRUCTURING CHARGES AND OTHER SPECIAL CHARGES

In the third quarter of 2000, the Company recorded a restructuring charge of $24.6 million to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. The charges included $15.9 million for employee separation programs related to headcount reductions of approximately 430 employees.  As a result of the program, the Company has reduced its headcount by approximately 300 to date.

In 1997 and 1998, the Company recorded charges of $146.8 million for the restructuring of its worldwide operations. As a result of the 1997 and 1998 restructuring plan, the Company has reduced its headcount relating to continuing operations by approximately 1,900.

During the six months ended June 30, 2001, the Company made cash payments of $9.1 million related to these programs, compared to $10.0 million in the same period in 2000.  In addition, during the three months ended June 30, 2001, the Company recorded severance charges of $2.0 million as part of the continuing headcount reduction efforts.  This charge was offset during the quarter by the reversal of a $2.1 million reserve due to a favorable settlement of certain obligations associated with the rationalization of its manufacturing operations.  The remaining accrual balance for these programs at June 30, 2001 of $6.9 million is comprised of $5.8 million for severance and $1.1 million for other liabilities. Most of the remaining payments associated with these restructuring programs are expected to be completed in 2001.

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

7.  COMPREHENSIVE (LOSS) INCOME

The components of total comprehensive (loss) income are shown below. As of June 30, 2001, the net loss of $0.2 million, consisting of the unrealized loss on available-for-sale securities offset by the gain on cash flow hedging, is recorded net of $0.1 million of deferred income tax benefits.

Accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation Adjustment	Cash Flow Hedging	Unrealized Loss on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2000	$(89.7)	$(0.9)	$(0.5)	$(91.1)
First quarter 2001 change	(8.0)	0.6	0.1	(7.3)

Balance, March 31, 2001	(97.7)	(0.3)	(0.4)	(98.4)
Second quarter 2001 change	(4.6)	0.3	0.2	(4.1)

Balance, June 30, 2001	$(102.3)	$–	$(0.2)	$(102.5)

Other comprehensive (loss) income for the three and six months ended June 30, 2001 and 2000 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2001	2000	2001	2000

Net income	$9.9	$13.5	$14.8	$30.2
Changes in cumulative translation adjustments	(4.6)	(1.5)	(12.6)	(2.0)
Cash flow hedging – net	0.3	(0.1)	0.9	(0.2)
Unrealized loss on available-for-sale securities	0.2	(1.9)	0.3	(1.9)

Comprehensive income	$5.8	$10.0	$3.4	$26.1

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

Business Segment Information (In millions)	Second Quarter	Data Storage and Information Management	Color Technologies	Digital Solutions and Services	(1)Corporate, Other and Unallocated	Total Company

Net revenues	2001	$206.3	$55.9	$21.0	$0.2	$283.4
	2000	211.4	74.0	23.7	(2.0)	307.1

Operating	2001	$12.0	$4.1	$(3.0)	$(0.2)	$12.9
Income(loss)	2000	6.7	8.0	(0.6)	(0.8)	13.3

Business Segment Information (In millions)	Six Months To Date	Data Storage and Information Management	Color Technologies	Digital Solutions and Services	(1)Corporate, Other and Unallocated	Total Company

Net revenues	2001	$425.9	$111.6	$43.8	$2.0	$583.3
	2000	444.6	144.4	48.7	(2.0)	635.7

Operating	2001	$21.6	$7.9	$(4.5)	$(6.0)	$19.0
income(loss)	2000	19.2	13.2	(1.3)	0.1	31.2

(1) The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include certain amounts not included in the Company’s disclosable business segments. Operating income for the six months ended June 30, 2000 includes a one-time benefit of approximately $2 million related to the conclusion of a development project, net of a manufacturing capacity adjustment. The Corporate, Other, and Unallocated operating loss for the six months ended June 30, 2001 includes $5.7 million of accelerated software amortization discussed in Note 10.

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2000.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2000. The Company also adopted SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,”  effective July 1, 2000. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value.  Derivatives that are not hedges must be recorded at fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through income or recognized in other comprehensive income in stockholders’ equity until the underlying hedged item is recognized in income. Loss amounts reclassified into income for the six months ended June 30, 2001 totaled $0.9 million. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in income. The amount of accumulated net deferred gains on foreign currency cash flow hedges included in other comprehensive income (loss) in shareholders’ equity as of June 30, 2001 was not significant.

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

Substantially all of the Company’s intercompany sales to Europe are denominated in Euros.  The Company purchased options as hedges of a portion of these anticipated 2001 sales that qualify as cash-flow hedges. These option contracts range in duration from one to six months.

Upon adoption of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive income (loss) to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments.  The adjustment did not have a significant impact on the Company’s financial position or results of operations at adoption.

As of June 30, 2001 the fair market value of the Company’s foreign currency forward and option contracts outstanding was a negative $5.1 million.  The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

10.  CAPITALIZED SOFTWARE AMORTIZATION

During the last half of 2000, the Company determined that it would abandon certain components of its computer software system. Accordingly, the Company shortened the estimated useful life of a large portion of capitalized software such that this portion of the software would be fully amortized by the end of the first quarter of 2001.  The Company recorded the remaining $5.7 million of non-cash, pre-tax charges in first quarter 2001 for amortization related to software being abandoned.

11.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which addresses accounting and financial reporting for business combinations.  This statement is effective in its entirety for the Company on January 1, 2002.  Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses accounting and financial reporting for intangible assets acquired individually or with a group of other assets, except for those acquired in a business combination.  This statement is effective in its entirety for the Company on January 1, 2002. The Company does not believe that adoption of these statements will have a material impact on its results of operations or financial position.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the “Company”) as of June 30, 2001 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed  consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000.  These financial statements are the responsibility of the Company's management.

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
July 24, 2001

IMATION CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended June 30, 2001 and 2000

Net revenues of $283.4 million declined 7.7 percent from last year’s revenues of $307.1 million. This decline was partially a result of difficult economic conditions and the on-going strength of the U.S. dollar versus most foreign currencies. During the second quarter of 2001, the Company experienced negative effects of changes in currency exchange rates of approximately 3 percent and price declines of almost 7 percent. Increases in newer product revenues of 13 percent over the prior year, were offset partially by declines in mature product revenues, for total volume increases of approximately 2 percent.

Data Storage and Information Management revenues declined $5.1 million, or 2.4 percent, to $206.3 million from $211.4 million a year ago. The most significant factor causing this decline was reduced sales of SuperDisk. Excluding SuperDisk hardware and media, Data Storage revenues would have increased 4.8 percent over second quarter 2000. Pricing pressures persisted throughout the period but were less than recent quarters.

Color Technologies revenues were $55.9 million as compared with $74.0 million a year ago. The $18.1 million decline from second quarter 2000 was primarily due to lower sales of analog proofing systems, and plates and film products.

Digital Solutions and Services second quarter 2001 revenues were $21.0 million as compared with $23.7 million a year ago.  The $2.7 million decline from second quarter 2000 resulted primarily from the ongoing transition in the large format document imaging business from analog to digital, as well as declines in the Document Imaging business.

Gross profit in second quarter 2001 was $86.3 million or 30.5 percent of revenues, compared to $94.4 million, or 30.8 percent of revenues in the year earlier quarter. The gross margin percentage decrease resulted primarily from continued negative impacts from changes in foreign currency exchange rates, partially offset by productivity improvements and lower price erosion.

Selling, general and administrative (SG&A) expenses in second quarter 2001 were $57.0 million, compared to $64.4 million in the year earlier quarter. This $7.4 million decline was primarily a result of lower selling expenses and lower software amortization.

Research and development (R&D) costs were $16.4 million, or 5.9 percent of revenues.

Operating income in the second quarter of 2001 was $12.9 million, compared with $13.3 million for the same period last year. This decline is due to the factors discussed above.

Other income for the second quarter of 2001 was $1.6 million, comprised primarily of interest earned on cash balances. This compares with $4.0 million a year ago. The decline was due to investment and currency-related activities.

The tax rate for the second quarter was 32 percent. This is the rate projected for the full year 2001. This compares with a 22 percent tax rate for the second quarter 2000 and a full year 2000 rate of 5 percent. The lower 2000 rates resulted from changes in the Company’s European structure resulting from the sale of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility.

Net income in the second quarter of 2001 was $9.9 million, or $0.28 per basic and diluted share, compared with net income of $13.5 million, or $0.39 per basic and $0.38 per diluted share in the second quarter 2000. The decline of $0.10 per diluted share resulted from foreign currency impacts, tax rate changes, and lower non-operating income. Adjusted for the impact of these items, net income per diluted share would have increased by $0.07 over the same period in 2000.

Comparison of Six Months Ended June 30, 2001 and 2000

In the first quarter of 2001, the Company recorded special charges related to accelerated amortization associated with the abandonment of certain capitalized software (see Note 10 to Consolidated Financial Statements). The $5.7 million charge for this amortization is recorded in selling, general, and administrative expenses.

On a year to date basis, net revenues of $583.3 million declined 8.2 percent from last year’s $635.7 million. As a result of difficult economic conditions, the Company experienced lower demand for its mature products, which comprised most of the decline as compared to the prior year. During the first six months of 2001, the Company experienced negative effects of changes in currency exchange rates of approximately 2 percent and price declines of almost 9 percent. Increases in newer product revenues of 17 percent over the prior year, were offset partially by declines in mature product revenues, for total volume increases of approximately 3 percent. The Company’s current outlook is for full-year 2001 revenues to be down slightly compared to 2000.

Data Storage and Information Management revenues decreased 4.2 percent to $425.9 million from $444.6 million a year ago. The revenue decline was primarily due to increased pricing pressures, reductions in sales of SuperDisk, and negative impacts of currency translation. Volume growth of 13 percent partially offset the decline, led by increased demand for optical media, and the Company’s enterprise tape cartridges.

Color Technologies revenues were $111.6 million, as compared to $144.4 million a year ago. The $32.8 million decline was primarily due to lower sales of analog proofing products, graphic arts film products, and plates. Strong digital proofing product sales partially offset the overall decline. The Color Technologies segment was particularly impacted by the difficult economic conditions.

Digital Solutions and Services revenues declined $4.9 million to $43.8 million.  The decrease primarily resulted from the ongoing transition in the large format document imaging business from analog to digital, as well as declines in the Document Imaging business. The Digital Solutions and Services segment was also impacted by the difficult economic conditions.

Gross profit was $173.5 million, or 29.7 percent of sales, for the first six months of 2001. This compared with $196.5 million, or 30.9 percent of sales, a year ago. The gross margin percentage decrease resulted primarily from continued negative impacts from changes in foreign currency exchange rates, partially offset by productivity improvements and lower price erosion.

Selling, general and administrative (SG&A) expenses for the first six months of 2001 were $121.6 million. Excluding special charges, SG&A declined $15.7 million to $115.9 million in 2001 from $131.6 million last year. This  decline was primarily a result of lower selling expenses and lower software amortization. The Company continues to expect SG&A spending to be in the range of 20 percent of revenue for the full year 2001.

Research and development (R&D) costs for the first six months of 2001 were $32.9 million. The Company expects full year R&D spending to be the range of 5-6 percent of revenues.

Operating income for the first six months of 2001 was $19.0 million. Excluding special charges, operating income for the first six months of 2001 was $24.7 million as compared to $31.2 million for the same period last year. This decline is due to the factors discussed above. Operating income for the third quarter of 2001 is expected to be higher than the prior year quarter, and for the full year, excluding special charges, to grow 5-10 percent over 2000 results to $48 to $51 million.

Other income for the first six months of 2001 was $2.7 million, as compared with $11.9 million for the same period last year. The decline was mostly attributable to $7.6 million of venture capital distributions received during the first six months of 2000, increased currency translation losses in 2001, and lower interest earned on cash balances. Due to recent declines in short term interest rates, the Company currently estimates full-year 2001 non-operating income to be below previous guidance of about $8-10 million.

The tax rate for the first six months and expected for the full-year 2001 is 32 percent. This compares with a 22 percent tax rate for the first six months of 2000 and a full year 2000 rate of 5 percent, resulting from changes in the Company’s European structure resulting from the sale of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility.

Income for the first six months of 2001 was $14.8 million, or $0.43 per basic share and $0.42 per diluted share. Excluding special charges, income for the first six months of 2001 was $18.7 million, or $0.54 per basic share and $0.53 per diluted share. This compares with income, before cumulative effect of accounting change, of $33.6 million, or $0.95 per basic share and $0.93 per diluted share, for the same period in 2000.  The decline resulted from tax rate changes, lower non-operating income, and foreign currency impacts. Adjusting for these items, excluding special charges, diluted earnings per share would have increased by $0.02 compared to the year-ago period. Due primarily to the increase in the full year tax rate from 5 percent in 2000 to a projected 32 percent in 2001, the full year 2001 earnings per share, excluding special charges, is expected to be below the full year 2000 earnings per share, despite anticipated improvements in operating income.

Financial Position

Accounts receivable days sales outstanding of 48 days was unchanged from December 31, 2000. Inventory days of supply of 74 days was up from 63 days as of December 31, 2000, but down 5 days from the same quarter in 2000. The increase since December 31, 2000 is due primarily to higher optical media inventory in the Data Storage and Information Management segment, as well as a planned build-up of tape products at one manufacturing plant in anticipation of the relocation of some of the work to another facility.

The Company did not repurchase any shares of common stock during the first six months of 2001. Authorization to repurchase approximately 3.2 million shares remains under the terms of the existing stock repurchase program.

Liquidity

Cash provided by operating activities was $89.2 million during the six months ended June 30, 2001 compared with $90.6 million during the same period in 2000. Depreciation and amortization was $30.1 million in the first six months of 2001 compared with $34.8 million in 2000. Amortization in 2001 includes $5.7 million of special charges related to the accelerated amortization discussed above. Depreciation and amortization, excluding the special charge, is expected to be in the range of $50 million for the full year 2001. Changes in working capital provided $44.3 million during the first six months of 2001, as compared with $19.0 million in the comparable period of 2000. This increase includes two one-time benefits, including a $15.1 million income tax refund and the reclassification of $11.0 million of restricted cash from other current assets to cash and equivalents, which was previously used as collateral for local borrowings of debt in an international subsidiary. For the six months ended June 30, 2001, the Company made total cash payments of $9.1 million associated with its restructuring programs, as compared to $10.0 million in the first six months of 2000.

Cash used by investing activities was $23.3 million for the six months ended June 30, 2001, primarily consisting of capital expenditures of $20.7 million. This compares to $29.2 million used for investing activities during the same period last year, primarily consisting of capital expenditures of $28.7 million. Capital expenditures are expected to be in the range of $45 million for the full year 2001.

Net financing activities during the first six months of 2001 used cash of $5.1 million compared with a $43.1 million use of cash in the comparable 2000 period. Financing activities in the first six months of 2000 consisted primarily of the purchase of treasury stock under an existing repurchase program. There were no shares purchased in the first six months of 2001.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at June 30, 2001 was $71.0 million. No borrowings were outstanding under the Loan Agreement as of June 30, 2001. The Loan Agreement expires December 31, 2001.

In addition, the Company has arranged for local borrowings of debt for certain subsidiaries. As of June 30, 2001, $14.3 million of short-term borrowings were outstanding under such arrangements, as compared to $23.7 million as of December 31, 2000.

As of June 30, 2001 the Company’s ratio of debt to total capital was 2.1 percent, down from 3.5 percent at December 31, 2000, primarily due to the decline in outstanding short-term debt. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company for the foreseeable future.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which addresses accounting and financial reporting for business combinations. This statement is effective in its entirety for the Company on January 1, 2002.  Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses accounting and financial reporting for intangible assets acquired individually or with a group of other assets, except for those acquired in a business combination.  This statement is effective in its entirety for the Company on January 1, 2002.  The Company does not believe that adoption of these statements will have a material impact on its results of operations or financial position.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The Company is also the subject of various pending or threatened legal actions in the ordinary course of its business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters.  While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2001 would not be material to the Company’s financial position or annual results of operations or cash flows.

Items 2-5.  Not Applicable

Item 6(a).  Exhibits

The following documents are filed as exhibits to this Report.
10.1	Separation Agreement between Steven D. Ladwig and the Company

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.

(REGISTRANT)

Date:	July 31, 2001	By:	/s/ Robert L. Edwards

Robert L. Edwards
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement between Steven D. Ladwig and the Company
15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.