Form 10-Q
period 2001-09-30
IMATION CORP
filed 2001-10-25
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________ .

Commission file number: 1-14310

IMATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of	(I.R.S. Employer
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

Yes ☒.  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  34,942,085 shares of Common Stock, par value $0.01 per share, were outstanding at October 22, 2001.

IMATION CORP.

PART I.  FINANCIAL INFORMATION

IMATION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Net revenues	$279.3	$290.7	$862.6	$926.4
Cost of goods sold (1)	194.3	221.9	604.1	661.1
Gross profit	85.0	68.8	258.5	265.3

Operating expenses:
Selling, general and administrative (1)	56.0	92.6	177.6	224.2
Research and development	15.6	15.5	48.5	49.2
Restructuring	-	19.9	-	19.9
Total	71.6	128.0	226.1	293.3

Operating income (loss)	13.4	(59.2)	32.4	(28.0)

Other (income) and expense:
Interest income	(2.8)	(4.2)	(10.4)	(10.7)
Interest expense	0.4	0.8	1.0	1.7
Other, net	1.0	(5.5)	5.3	(11.8)
Total	(1.4)	(8.9)	(4.1)	(20.8)

Income (loss) before taxes	14.8	(50.3)	36.5	(7.2)

Income tax provision (benefit)	4.7	(16.7)	11.6	(7.2)

Income (loss) before cumulative effect of accounting change	10.1	(33.6)	24.9	-

Cumulative effect of accounting change, net of tax	-	-	-	(3.4)

Net income (loss)	$10.1	$(33.6)	$24.9	$(3.4)

Earnings (loss) per basic common share:
Income (loss) before cumulative effect of accounting change	$0.29	$(0.97)	$0.72	$-
Net income (loss)	$0.29	$(0.97)	$0.72	$(0.10)
Earnings (loss) per diluted common share:
Income (loss) before cumulative effect of accounting change	$0.29	$(0.97)	$0.71	$-
Net income (loss)	$0.29	$(0.97)	$0.71	$(0.10)

Weighted average basic shares outstanding	34.9	34.8	34.8	35.2

Weighted average diluted shares outstanding	35.1	34.8	34.9	35.2

(1) Selling, general and administrative expenses (SG&A) for the nine month period ended September 30, 2001 include $5.7 million of amortization related to abandoned computer software (see Note 10).  The three and nine month periods ended September 30, 2000 include special charges of $7.9 million in cost of goods sold and $2.3 million in SG&A related to the Company's restructuring program (see Note 5). In addition, SG&A for the three and nine month periods ended September 30, 2000 includes $31.0 million of amortization related to abandoned computer software (see note 10).

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	September 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Current assets
Cash and equivalents	$322.6	$269.7
Accounts receivable - net	166.8	171.4
Inventories	167.4	141.2
Other current assets	90.1	103.9
Total current assets	746.9	686.2

Property, plant and equipment - net	193.8	200.7
Other assets	99.8	101.0
Total assets	$1,040.5	$987.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$90.0	$82.9
Accrued payroll	23.2	17.1
Short-term debt	14.8	23.7
Other current liabilities	183.4	167.4
Total current liabilities	311.4	291.1

Other liabilities	38.9	34.3

Shareholders’ equity	690.2	662.5

Total liabilities and shareholders’ equity	$1,040.5	$987.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30,
	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$24.9	$(3.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41.6	78.9
Restructuring and special charges	-	30.1
Deferred income taxes	(3.1)	(12.9)
Inventory, accounts receivable and payable changes	(17.7)	59.9
Other working capital changes	39.0	(23.3)
Other	6.3	(8.2)
Net cash provided by operating activities	91.0	121.1

Cash Flows from Investing Activities:
Capital expenditures	(31.2)	(39.2)
Other	(3.4)	(4.0)
Net cash used in investing activities	(34.6)	(43.2)

Cash Flows from Financing Activities:
Net change in short-term debt	(8.6)	(0.4)
Other repayments of debt	-	(1.1)
Purchases of treasury stock	-	(66.0)
Decrease in unearned ESOP shares	4.7	5.9
Exercise of stock options and other	1.7	7.6
Net cash used in financing activities	(2.2)	(54.0)

Effect of exchange rate changes on cash	(1.3)	(6.3)

Net change in cash and equivalents	52.9	17.6

Cash and equivalents - beginning of period	269.7	194.6
Cash and equivalents - end of period	$322.6	$212.2

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000

Weighted average shares outstanding	35.3	35.4	35.2	35.9

Weighted average ESOP shares not released and allocated	(0.4)	(0.6)	(0.4)	(0.7)

Weighted average basic shares outstanding	34.9	34.8	34.8	35.2

Dilutive effect of employee stock options	0.2	-	0.1	-

Weighted average diluted shares outstanding	35.1	34.8	34.9	35.2

Options to purchase approximately 3.4 million and 4.5 million shares of the Company’s common stock were outstanding as of September 30, 2001 and 2000, respectively, that were not included in the computation of potential common shares because the effect of the options would be antidilutive.

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2001	December 31,
(In millions)	(Unaudited)	2000

Inventories
Finished goods	$114.0	$95.7
Work in process	19.0	17.5
Raw materials and supplies	34.4	28.0
Total inventories	$167.4	$141.2

Property, Plant and Equipment
Property, plant and equipment	$887.4	$938.3
Less accumulated depreciation	(693.6)	(737.6)
Property, plant and equipment - net	$193.8	$200.7

4.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

5.  RESTRUCTURING CHARGES AND OTHER SPECIAL CHARGES

In the third quarter of 2000, the Company recorded restructuring and other special charges of $19.9 million to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. In the fourth quarter of 2000, the Company recorded an additional $4.7 million related to these activities, for a total program amount of $24.6 million.  The charges included $15.9 million for employee separation programs related to headcount reductions expected to total approximately 430 employees.  As a result of the program, the Company has reduced its headcount by approximately 330 to date. In 1997 and 1998, the Company also recorded charges of $146.8 million for the restructuring of its worldwide operations.

During the nine months ended September 30, 2001, the Company recorded severance charges of $2.0 million as part of the continuing headcount reduction efforts.  This charge was offset by the reversal of a $2.1 million reserve due to a favorable settlement of certain obligations associated with the rationalization of its manufacturing operations. During the nine months ended September 30, 2001, the Company also made cash payments of $11.4 million related to these programs, compared to $14.1 million in the same period in 2000. The remaining accrual balance for these programs at September 30, 2001 of $4.4 million is comprised of $3.5 million for severance and $0.9 million for other liabilities. The remaining activities associated with these restructuring programs are expected to be completed in 2001.

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

7.  COMPREHENSIVE (LOSS) INCOME

The components of total comprehensive (loss) income are shown below. As of September 30, 2001, the net loss of $0.8 million, consisting of the unrealized loss on available-for-sale securities and the loss on cash flow hedging, is recorded net of $0.5 million of deferred income tax benefits.

Accumulated other comprehensive (loss) income consists of the following:

Foreign

Unrealized Loss

Accumulated

Currency

Cash

on Available-

Other

Translation

Flow

for-Sale

Comprehensive

Adjustment

Hedging

Securities

(Loss Income)

Balance, December 31, 2000	$(89.7)	$(0.9)	$(0.5)	$(91.1)
First quarter 2001 change	(8.0)	0.6	0.1	(7.3)
Balance, March 31, 2001	(97.7)	(0.3)	(0.4)	(98.4)
Second quarter 2001 change	(4.6)	0.3	0.2	(4.1)
Balance, June 30, 2001	(102.3)	-	(0.2)	(102.5)
Third quarter 2001 change	8.3	(0.4)	(0.2)	7.7
Balance, September 30, 2001	$(94.0)	$(0.4)	$(0.4)	$(94.8)

Other comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000

Net income (loss)	$10.1	$(33.6)	$24.9	$(3.4)
Changes in cumulative translation adjustments	8.3	(8.5)	(4.3)	(10.5)
Cash flow hedging – net	(0.4)	0.3	0.5	0.1
Unrealized loss on available-for-sale securities	(0.2)	(0.4)	0.1	(2.3)

Comprehensive income (loss)	$17.8	$(42.2)	$21.2	$(16.1)

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

Business Segment		Data Storage and		Digital Solutions	(1) Corporate,
Information	Third	Information	Color	and	Other and	Total
(In millions)	Quarter	Management	Technologies	Services	Unallocated	Company
Net revenues	2001	$206.6	$51.9	$21.0	$(0.2)	$279.3
	2000	201.2	64.8	22.7	2.0	290.7
Operating	2001	$14.3	$1.3	$(2.2)	$-	$13.4
Income(loss)	2000	(3.6)	3.4	0.6	(59.6)	(59.2)

Business	Nine	Data		Digital
Segment	Months	Storage and		Solutions	(1) Corporate,
Information	to	Information	Color	and	Other and	Total
(In millions)	Date	Management	Technologies	Services	Unallocated	Company
Net revenues	2001	$632.5	$163.5	$64.8	$1.8	$862.6
	2000	645.8	209.2	71.4	-	926.4
Operating	2001	$35.9	$9.2	$(6.7)	$(6.0)	$32.4
income(loss)	2000	15.6	16.6	(0.7)	(59.5)	(28.0)

(1) The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include certain amounts not included in the Company’s disclosable business segments. Included in the Corporate, Other, and Unallocated operating loss for the three and nine months ended September 30, 2000 are accelerated software amortization, restructuring and other special charges totaling $61.1 million (discussed in Notes 5 and 10). Operating income for the nine months ended September 30, 2000 also includes a one-time benefit of approximately $2 million related to the conclusion of a development project, net of a manufacturing capacity adjustment. The Corporate, Other and Unallocated amounts for the nine months ended September 30, 2001 include $5.7 million of accelerated software amortization discussed in Note 10.

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2000.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2000. The Company also adopted SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,”  effective July 1, 2000. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value.  Derivatives that are not hedges must be recorded at fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through income or recognized in other comprehensive income in stockholders’ equity until the underlying hedged item is recognized in income. Loss amounts reclassified into income for the nine months ended September 30, 2001 totaled $1.5 million. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in income. The amount of accumulated net deferred losses on foreign currency cash flow hedges included in other comprehensive income (loss) in shareholders’ equity as of September 30, 2001, was not significant.

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

The Company may, from time to time, enter into foreign currency forward-exchange contracts to hedge foreign currency exposure of its firm commitments to purchase and sell goods that qualify as fair-value hedges. These forward-exchange contracts mature in twelve months or less.

Substantially all of the Company’s intercompany sales to Europe are denominated in Euros.  The Company purchased options as hedges of a portion of these anticipated 2001 sales that qualify as cash-flow hedges. These option contracts range in duration from one to three months.

Upon adoption of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive income (loss) to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments. The adjustment did not have a significant impact on the Company’s financial position or results of operations at adoption.

As of September 30, 2001 the fair market value of the Company’s foreign currency forward and option contracts outstanding was a negative $2.4 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

10. CAPITALIZED SOFTWARE AMORTIZATION

During the third quarter of 2000, the Company determined that it would abandon certain components of its computer software system. Accordingly, the Company shortened the estimated useful life of a large portion of capitalized software such that this portion of the software would be fully amortized by the end of the first quarter of 2001.  The Company recorded $31.0 million in pre-tax charges in the third quarter 2000 related to software being abandoned. The Company also recorded $29.8 million and  $5.7 million of non-cash, pre-tax charges in the fourth quarter of 2000 and the first quarter of 2001, respectively.

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

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is in the process of determining the extent to which this statement will impact its results of operations or financial position.

12. SALE OF COLOR PROOFING BUSINESS

The Company announced on October 18, 2001 that it will sell its color proofing and color software business to Kodak Polychrome Graphics for $50 million in cash. The Company anticipates reporting approximately a breakeven result from the sale after taxes and net of estimated costs of the transaction. Net after-tax cash proceeds are expected to range between $40 to 45 million. The transaction is expected to close by the end of the fourth quarter of 2001 following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of other applicable antitrust approvals and customary closing conditions.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the “Company”) as of September 30, 2001 and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed  consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000.  These financial statements are the responsibility of the Company's management.

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

October 22, 2001

IMATION CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended September 30, 2001 and 2000

Net revenues of $279.3 million declined 3.9 percent from last year’s revenues of $290.7 million. This decline was partially a result of difficult economic conditions and the on-going strength of the U.S. dollar versus most foreign currencies. During the third quarter of 2001, the Company experienced negative effects of changes in currency exchange rates of approximately 2 percent and price declines of 6 percent. Increases in newer product revenues were offset partially by declines in mature product revenues, resulting in total volume increases of approximately 4 percent.

Data Storage and Information Management revenues increased $5.4 million, or 2.7 percent, to $206.6 million from $201.2 million a year ago. Increases in optical media and enterprise tape product revenues were mostly offset by reductions in sales of SuperDisk hardware and media. Excluding sales of SuperDisk drives, which are no longer a core product offering, Data Storage revenues would have increased by 6.6 percent compared to a year ago. Pricing pressures persisted throughout the period but were less than in recent quarters.

Color Technologies revenues were $51.9 million as compared with $64.8 million a year ago. The $12.9 million decline from third quarter 2000 was primarily due to lower sales of analog proofing systems, and plates and film products. Widespread industry weakness negatively impacted this business.

Digital Solutions and Services third quarter 2001 revenues were $21.0 million as compared with $22.7 million a year ago.  The $1.7 million decline from third quarter 2000 resulted primarily from the ongoing transition in the large format document imaging business from analog to digital.

Gross profit in third quarter 2001 was $85.0 million or 30.4 percent of revenues, compared to $68.8 million, or 23.7 percent of revenues in the year earlier quarter. Excluding special charges of $7.9 million related to inventory write-offs, gross profit for the quarter ended September 30, 2000 would have been $76.7 million or 26.4 percent of revenues. The year over year gross profit percentage increase was driven by the Data Storage business and resulted primarily from lower price erosion, improved profitability of comsumer products, and the mix of products sold during the quarter.

Selling, general and administrative (SG&A) expenses in third quarter 2001 were $56.0 million or 20.0 percent of revenues, compared to $92.6 million or 31.8 percent of revenues in the year earlier quarter. Excluding special charges of $33.3 million related to restructuring and asset write-offs, SG&A expenses for the quarter ended September 30, 2000 would have been $59.3 million or 20.4 percent of revenues.The year over year SG&A decrease of $3.3 million was primarily a result of lower selling expenses.

Research and development (R&D) costs were $15.6 million, or 5.6 percent of revenues, as compared to $15.5 million, or 5.3 percent of revenues for the prior year quarter.

Operating income in the third quarter of 2001 was $13.4 million, compared with an operating loss of $59.2 million for the same period last year. Excluding restructuring and other special charges of $61.1 million, operating income for the quarter ended September 30, 2000 would have been $1.9 million. The year over year increase in operating income is due to the factors discussed above.

Other income for the third quarter of 2001 was $1.4 million, comprised primarily of interest earned on cash balances. This compares with $8.9 million a year ago, which included $5.0 million of venture capital distributions. The remaining decline was due to currency-related activities and lower interest income.

The tax rate for the third quarter of 2001 was 32 percent. This is the rate projected for the full year 2001. This compares with a tax rate benefit of 38 percent for the third quarter 2000 and a full year 2000 rate of 5 percent, excluding special charges. The lower 2000 rates resulted from changes in the Company’s European structure resulting from the sales of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility.

Net income in the third quarter of 2001 was $10.1 million, or $0.29 per basic and diluted share, compared with a net loss of $33.6 million, or $(0.97) per basic and diluted share in the third quarter 2000. Excluding restructuring and other special charges, third quarter 2000 net income would have been $14.9 million, or $0.43 per basic and diluted share. The decline of $0.14 per basic and diluted share resulted from foreign currency impacts, tax rate changes, and lower non-operating income.

Comparison of Nine Months Ended September 30, 2001 and 2000

In the first quarter of 2001, the Company recorded special charges related to accelerated amortization associated with the abandonment of certain capitalized software (see Note 10 to Consolidated Financial Statements). The $5.7 million charge for this amortization is recorded in selling, general, and administrative expenses.

For the nine months ended September 30, 2001, net revenues of $862.6 million declined 6.9 percent from last year’s $926.4 million. As a result of difficult economic conditions, the Company experienced lower demand for its mature products, which comprised most of the decline as compared to the prior year. During the first nine months of 2001, the Company experienced negative effects of changes in currency exchange rates of approximately 2 percent and price declines of almost 8 percent. Increases in newer product were offset partially by declines in mature product revenues, for total volume increases of approximately 3 percent. The Company’s current outlook is for full-year 2001 revenues to be down 5-7 percent compared to 2000.

Data Storage and Information Management revenues decreased 2.1 percent to $632.5 million from $645.8 million a year ago. The revenue decline was primarily due to increased pricing pressures, reductions in sales of SuperDisk, and negative impacts of currency translation. Double-digit volume growth partially offset the decline, led by increased demand for optical media, and the Company’s enterprise tape cartridges.

Color Technologies revenues were $163.5 million, as compared to $209.2 million a year ago. The $45.7 million decline was due to lower sales of analog proofing products, graphic arts film products, and plates. Stronger digital proofing product sales, as well as new Color Front End sales, partially offset the overall decline. The Color Technologies segment was particularly impacted by the difficult economic conditions.

Digital Solutions and Services revenues declined $6.6 million to $64.8 million for the first nine months of 2001, from the $71.4 million during the same period last year.  The decrease primarily resulted from the ongoing transition in the large format document imaging business from analog to digital, as well as declines in the Document Imaging business. The Digital Solutions and Services segment was also impacted by the difficult economic conditions.

Gross profit was $258.5 million, or 30.0 percent of revenues, for the first nine months of 2001. This compared with $265.3 million, or 28.6 percent of revenues, a year ago. Excluding special charges, gross profit for the first nine months of 2000 would have been $273.2 million, or 29.5 percent of revenues. The year over year gross profit percentage increase resulted primarily from productivity improvements and lower price erosion, offset partially by continued negative impacts from changes in foreign currency exchange rates.

Selling, general and administrative (SG&A) expenses for the first nine months of 2001 were $177.6 million, as compared to $224.2 million in the year ago period. Excluding special charges, SG&A for the nine month periods ended September 30, 2001 and 2000 would have been $171.9 million and $190.9 million, respectively, for a year over year decline of $19.0 million. This  decline was primarily a result of lower selling expenses and lower software amortization. The Company continues to expect SG&A spending, excluding special charges, to be in the range of 20 percent of revenue for the full year 2001.

Research and development (R&D) costs for the first nine months of 2001 were $48.5 million. The Company expects full year R&D spending to be the range of 5-6 percent of revenues.

Operating income for the first nine months of 2001 was $32.4 million, as compared to an operating loss of $28.0 million in 2000. Excluding special charges, operating income for the first nine months of 2001 and 2000 would have been $38.1 million and $33.1 million, respectively, for a year over year increase of $5.0 million. This increase is due to the factors discussed above. Operating income for the full year, excluding special charges, is targeted to grow 5-10 percent over 2000 results to $48 to $51 million.

Other income for the first nine months of 2001 was $4.1 million, as compared with $20.8 million for the same period last year. The decline was mostly attributable to approximately $13 million of venture capital distributions received during the first nine months of 2000, increased currency translation losses in 2001, and lower interest earned on cash balances. Due to recent declines in short term interest rates, the Company currently estimates full-year 2001 non-operating income to be below previous guidance of about $8-10 million.

The tax rate for the first nine months, and expected for the full-year 2001, is 32 percent. This compares with a 10 percent tax rate for the first nine months of 2000 and a full year 2000 rate of 5 percent, excluding special charges, resulting from changes in the Company’s European structure resulting from the sales of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility.

Net income for the first nine months of 2001 was $24.9 million, as compared to a net loss of $3.4 million for the prior year. Excluding special charges, net income for the first nine months of 2001 was $28.8 million, or $0.83 per basic share and $0.82 per diluted share. This compares with income, before special charges and cumulative effect of accounting change, of $48.5 million, or $1.38 per basic share and $1.36 per diluted share, for the same period in 2000. Due primarily to the increase in the full year tax rate from 5 percent in 2000 to a projected 32 percent in 2001, and lower other income amounts as compared to 2000, the full year 2001 earnings per share, excluding special charges, is expected to be below the full year 2000 earnings per share, despite anticipated improvements in operating income.

Financial Position

Accounts receivable days sales outstanding of 50 days was up 2 days from December 31, 2000. Inventory days of supply of 79 days was up from 63 days as of December 31, 2000. The increase in inventory days since December 31, 2000 is due primarily to higher optical media inventory in the Data Storage and Information Management segment, a planned build-up of tape products at one manufacturing plant in anticipation of the relocation of some of the work to another facility, as well as inventory related to certain new products.

The Company has announced the resumption of its stock repurchase program.  Authorization to repurchase approximately 3.2 million shares remains under the terms of the existing stock repurchase program. The Company repurchased no shares of common stock during the first nine months of 2001.

Liquidity

Cash provided by operating activities was $91.0 million during the nine months ended September 30, 2001 compared with $121.1 million during the same period in 2000. Depreciation and amortization was $41.6 million in the first nine months of 2001 compared with $78.9 million in 2000. Amortization amounts for the periods ended September 30, 2001 and 2000 include special charges related to accelerated amortization of $5.7 million and $31.0 million, respectively (discussed in Note 10). Depreciation and amortization, excluding the special charge, is expected to be in the range of $50 million for the full year 2001. Changes in working capital provided $21.3 million during the first nine months of 2001, as compared with $36.6 million in the comparable period of 2000. Working capital changes in 2000 benefited from significant progress made in lowering accounts receivable and inventory balances. For the nine months ended September 30, 2001, the Company made total cash payments of $11.4 million associated with its restructuring programs, as compared to $14.1 million in the first nine months of 2000.

Cash used by investing activities was $34.4 million for the nine months ended September 30, 2001, primarily consisting of capital expenditures of $31.2 million. This compares to $43.2 million used for investing activities during the same period last year, primarily consisting of capital expenditures of $39.2 million. Capital expenditures are expected to be in the range of $45 million for the full year 2001.

Net financing activities during the first nine months of 2001 used cash of $2.4 million compared with a $54.0 million use of cash in the comparable 2000 period. Financing activities in the first nine months of 2000 consisted primarily of the purchase of treasury stock under an existing repurchase program. There were no shares purchased in the first nine months of 2001.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. Borrowing availability at September 30, 2001 was $80.8 million. No borrowings were outstanding under the Loan Agreement as of September 30, 2001. The Loan Agreement expires December 31, 2001.  The Company is in the process of negotiating a new loan agreement.

In addition, the Company has arranged for local borrowings of debt for certain subsidiaries. As of September 30, 2001, $14.8 million of short-term borrowings were outstanding under such arrangements, as compared to $23.7 million as of December 31, 2000.

As of September 30, 2001 the Company’s ratio of debt to total capital was 2.1 percent, down from 3.5 percent at December 31, 2000, primarily due to the decline in outstanding short-term debt. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to operate the Company for the foreseeable future.

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

Sale of Color Proofing Business

The Company announced on October 18, 2001 that it will sell its color proofing and color software business to Kodak Polychrome Graphics for $50 million in cash. The Company anticipates reporting approximately a breakeven result from the sale after taxes and net of estimated costs of the transaction. Net after-tax cash proceeds are expected to range between $40 to 45 million. The transaction is expected to close by the end of the fourth quarter of 2001 following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of other applicable antitrust approvals and customary closing conditions.

Imation also expects material restructuring charges to be taken as a result of the sale and the implementation of a data focused strategy. The amount and timing of these charges are not certain at this time, but are expected to be known by year-end.

Euro Conversion Status

Twelve of the fifteen member countries of the European Union have adopted the Euro as their new common currency.  The Euro is trading on currency exchanges and can be used for non-cash transactions.  By January 1, 2002, participating countries intend to issue new Euro-denominated currency for use in cash transactions. Legacy currencies are to be gradually withdrawn and fully replaced by the Euro in 2002.

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

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is in the process of determining the extent to which this statement will impact its results of operations or financial position.

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

The Company wishes to caution investors not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand, the Company's ability to meet its cost reduction and revenue growth targets, and its ability to implement its restructuring programs on a timely basis and to achieve the projected benefits, to complete certain transactions, its ability to introduce new offerings in a timely manner, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, the resolution of disputes associated with the sale of the Medical Imaging Systems business, the ready availability and price of energy, the ability of Imation to secure adequate supply of certain high demand products, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products, pricing transparencies resulting from the Euro conversion, as well as various factors set forth in the Company's filings with the Securities and Exchange Commission, including its 2000 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

On October 1, 2001 the Company filed a lawsuit in the Federal District Court in St. Paul, Minnesota, charging Quantum Corporation with violations of Sections 1 and 2 of the Sherman Antitrust Act, including price fixing and conspiracy to monopolize the production and sale of data storage tape compatible with Quantum's digital linear tape (DLT) tape drives. The lawsuit specifically charges that Quantum has fixed prices on DLT-compatible tape, invited Imation to join an illegal tape cartel, inappropriately extended patents on licensed DLT tape drives to tape media as a way to enforce its monopoly hold on the tape market, and misrepresented DLT-compatible tape as an open standard with competitive pricing. The complaint seeks an injunction barring Quantum from further violations of antitrust law in this market and recovery of damages of at least $150 million.

On October 3, 2001 Quantum Corporation filed a lawsuit in the Superior State Court in California in Santa Clara County seeking to prohibit Imation from selling its digital linear tape for use on Quantum DLT tape drives. The lawsuit accuses Imation of misappropriation of trade secrets, deceptive and misleading advertising, and unfair business practices.  The Company disputes any liability to Quantum and is vigorously defending the action.

The Company is also the subject of other various pending or threatened legal actions in the ordinary course of its business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  Consequently, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters.  While these matters could materially affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2001 would not be material to the Company’s financial position or annual results of operations or cash flows.

Items 2-5.  Not Applicable

Item 6(a).  Exhibits

The following documents are filed as exhibits to this Report.

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
(REGISTRANT)

Date:	October 25, 2001	By	/s/	Robert L. Edwards
Robert L. Edwards
Senior Vice President,
Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Exhibit
Number	Description

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.