Form 10-K405
period 2001-12-31
IMATION CORP
filed 2002-03-15
CIK 1014111

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of $23.19 as reported on the New York Stock Exchange on February 11, 2002: $819.5 million.

        The number of shares outstanding of the Registrant's common stock on February 11, 2002 was 35,339,677.

DOCUMENTS INCORPORATED BY REFERENCE

        Selected portions of Registrant's Proxy Statement for Registrant's 2002 Annual Meeting are incorporated by reference into Part III.

PART I

Item 1.    Business.

General

        Imation Corp. (Imation or the Company), a Delaware corporation formed in 1996, develops, manufactures, and markets magnetic and optical removable data storage products and provides data storage services to users of digital information technology. Additionally, until the sale of its color proofing and color software business, effective December 31, 2001, the Company was an active participant in the graphic arts industry as a manufacturer and marketer of products and services for the capture, enhancement, management, and transmission of color images. The Company also maintains a business that provides field service on Imation's and other Original Equipment Manufacturers' (OEMs) hardware devices, and sells document imaging consumables and hardware systems.

        The Company was formed as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of Minnesota Mining and Manufacturing Company (3M). The Company started as a group of diverse businesses in multiple industries with extensive physical and administrative infrastructure but limited basic operational infrastructure for an independent company.

        Since the spin-off, the Company has divested several businesses, consolidated warehouses and physical infrastructure it inherited with the spin-off, invested in information systems, and readjusted the basic operational infrastructure to support the Company more effectively. Most recently, the color proofing and color software business that comprised most of the Color Technologies segment was sold on December 31, 2001, to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG) (see Color Technologies).

        The Company is now focused on the data storage industry. The Company's vision is to be the recognized leader, worldwide, in removable data storage, to be the most trusted source for digital data storage by consumers and businesses alike, and to be recognized as an independent expert in information back-up, archive, and protection. Key elements are as follows:

  •
  Grow the core data storage media business through a comprehensive portfolio of products in the sectors of the market where it competes;

  •
  Deliver manufacturing capabilities for optimum cost structure and product quality;

  •
  Leverage the Company's strong OEM, customer, and channel relationships;

  •
  Further penetrate and enter markets outside the United States; and

  •
  Maintain technology leadership in all areas of removable data storage, including increasingly key areas of servo-writing and cartridge design and manufacturing.

        Historical results are reported by the Company for three business segments—Data Storage and Information Management, Color Technologies and Digital Solutions and Services. Approximately 45 percent of the Company's revenues are derived from international sales in over 60 countries outside the United States. Financial information by segment and geographic region can also be found in Note 11 to the Consolidated Financial Statements.

Business Segments

Data Storage and Information Management (DS&IM)

Industry Background

        According to various industry analysts, the total global data storage market, including hardware and software, is estimated to be over $68 billion. The removable storage media component of the global data storage market, where the Company directly competes, is estimated to be $6 billion. The need to manipulate, capture, and protect ever larger amounts of digital information is driving demand for digital data storage. As hardware, software, and data transmission costs have been on a steady price/performance improvement curve, new applications, creating larger and more critical data intensive applications, have arisen. Enhanced software capabilities create larger databases that support critical business applications. As the size and price of computing devices continue to shrink and as people gain access to information of all types from many sources, including the Internet, music, and digital photography, the demand for portable, cost-effective and convenient data storage solutions is also increasing in both commercial and consumer markets.

        The usefulness and value of stored information, and the software applications available to view it and manipulate it, is only as good as the ability of the system to consistently and reliably access the data. Increasingly complex business environments, combined with the increase of hardware offerings and architectures, have created end-user demand for services and consulting to design, plan, manage, and implement data storage solutions. Finally, with business data reaching across many mobile devices in many locations, security and reliable back up become critical. This has created demand for centralized repositories that can be accessed remotely, anytime, from anywhere.

        The data storage industry is large and has many diverse and overlapping user groups. There are numerous ways to store digital information, depending on the application and the amount of information to be stored. Decisions about the kind of data storage platform to use depend on a multitude of factors including storage capacity, access speed, performance, scalability, portability, compatibility with other components, and price. Storage needs can vary as well, depending on what is being stored, so storage solutions often include more than one platform. In the case of removable storage, there are many choices, including a proprietary or open format, and magnetic or optical media. There are multiple sales channels for data storage products, including direct sales, distribution through OEMs, value added resellers, distributors, and retail.

Markets and Products

        Removable data storage products, such as those offered by the Company, provide the benefits of easily expanded capacity, data transportability, data management, and data security at a lower relative cost than fixed disk storage. The Company develops, manufactures, and markets removable data storage media products in nearly every capacity range a user may require—from data that could occupy one book up to data occupying thousands of libraries. Data storage media products are used across all major application areas—enterprise data centers, the network server environment at both the high-end and low-end, and the personal storage market. In addition to the media products, the Company also provides professional storage consulting services.

        Enterprise Data Center—Imation is the leading supplier of tape cartridges to large data centers worldwide. In the data center, Imation's products are typically used in mainframe and open systems environments with tape drives for near-line data storage and retrieval, cost-effective mass storage, and archival storage. Tape drives that use Imation's cartridges may be direct-attached storage or part of larger storage infrastructure such as an automated tape library that may be configured in a Storage Area Network (SAN). Large data centers are found in multiple industries, including financial services, geophysical exploration, transportation, government, telecommunications, and in the IT infrastructure of nearly all

Fortune 1000 companies. Enterprise level tape storage cartridges are used to store large amounts of data—up to 240 gigabytes (GB) in compressed data on some cartridges. Imation cartridges used in enterprise-class applications include BlackWatch™ 9840 and 9940 cartridges developed for use with StorageTek drives, and BlackWatch 3480, 3490, 3590, and 3590E, developed for use primarily with IBM Magstar drives. The Company is the exclusive manufacturer of 9840 tape cartridges.

        Network Server Environment—Imation offers products for multiple tape drives that work in the network server market, providing back-up, archive, and near-line storage in open systems environments for small to mid-sized businesses and corporate data centers. Imation cartridges used in the network server environment work with tape drive systems that run on platforms including Unix, Linux, and Microsoft Windows® NT. Imation cartridges for entry-level server applications include Travan™ | tape cartridges for use with Seagate Travan drives, and SLR tape cartridges for use with drives sold by Tandberg Data. For mid-range to high-end servers such as SAN/NAS architectures and corporate data centers, higher capacity cartridges are required. Imation's BlackWatch Digital Linear Tape IV and BlackWatch DLT IV tape cartridges are used in DLT tape drives sold by several drive manufacturers and offer capacity up to 80GB compressed. BlackWatch Ultrium cartridges are used in Linear Tape Open drives manufactured by IBM, Seagate, and Hewlett Packard, and provide capacities of up to 200GB compressed.

        Personal Storage Market—At the personal computing level, businesses and consumers use Imation's broad range of digital storage media, storage devices, and accessories to store digital photos, data, music, and more. Imation products provide storage media capacities ranging from 1.44MB to 9.4GB on magnetic disk and optical media products used in the standard floppy drive as well as multiple iterations of CD drives. In magnetic disk products, Imation has a leading market position for 1.44MB diskettes and sells a high capacity (120MB) diskette. In the optical media market, the Company offers a full line of high capacity CD-R, CD-RW, and DVD media.

        These application areas have no definitive boundaries. The Company's products are frequently used in more than one environment, depending on the specific customer need for functionality or capacity. In addition, the way these application areas are defined frequently changes as storage capacities and functionality needs increase. The following chart shows the Company's offerings on a continuum of capacities and typical applications:

        Storage Professional Services—Since 1999, the Company has provided professional consulting services to IT managers in both the data center and open systems environments to help them design solutions for storage and storage networking challenges. Storage Professional Services is a full lifecycle consulting business focused on helping companies address data security and business continuity issues such as backup/restore, high availability, and disaster recovery. The Company's storage consultants help customers throughout the full cycle of a project, including assessment, design planning, and implementation. The Storage Professional Services business includes a vendor-independent storage networking lab that provides proof-of-concept, interoperability, performance validation, and implementation planning and training services for both end-users and hardware and software OEMs.

Customers

        The Company's products are used by business customers in a variety of industries and at the personal storage level. Imation's removable data storage products and accessories are produced in multiple formats, including both magnetic and optical, across a wide spectrum of data storage drives, many with multiple manufacturers. The products are also often used in more than one storage environment, depending on the needed capacity. Due to the broad range of users and spectrum of the Company's products, there is no single customer that represents 10 percent or more of revenues. However, the Company considers its relationships with StorageTek and IBM, who are both customers and OEM partners, to be significant to its operations.

Competition

        Global markets for the Company's products are intensely competitive and subject to aggressive pricing, frequent product performance improvement, and rapid technological change. The Company directly competes with other manufacturers of removable data storage products and, to some extent, indirectly with manufacturers of other forms of data storage, including hard disk storage for network and enterprise storage, and solid state in the personal storage environment. Hard disk storage has typically been used for on-line applications whereas removable storage has been used for near-line and off-line applications such as back-up and archive, and in various consumer applications. Competition is based on a multitude of factors, including price, breadth of product line, capacity, access speed and performance, durability, reliability, availability, scalability, and compatibility.

        At the high-capacity and performance end of the market, typically represented by the enterprise data center or the mid-range to high-end network, indirect competition usually comes from hard disk RAID arrays. In the network server environment, hard disk storage is also the primary competition as customers weigh the various advantages and disadvantages of the hard disk and removable storage with their needs. At the personal storage level, multiple formats of removable storage compete on many different factors, with particular emphasis on pricing and rapidly shifting technology. Competition has resulted in price erosion in the past and the Company expects this trend to continue.

        The Company's primary competitors in the removable storage market include Fuji Photo Film Co., Ltd., Hitachi Maxell, Ltd., Emtec, Inc., Sony Corp., and Quantum Corporation. In addition, the Company has various agreements with manufacturers such that it is possible to be, at various times, a competitor, supplier, or customer with those manufacturers.

Marketing and Distribution

        Imation's data storage products are sold through a combination of distributors and value-added resellers, retailers, and OEMs. In the United States, approximately 55 percent of revenues come from distributors, 25 percent from the retail channel, and 20 percent from OEMs. The Company maintains a sales force of approximately 50 representatives to service this distribution network.

        Approximately 48 percent of this segment's revenues come from sales outside the United States, primarily through subsidiaries and local sales teams in 25 different locations throughout Europe, Asia, Latin America, and Canada.

Manufacturing and Development

        All of the Company's data storage manufacturing facilities are located in the United States at plants in Camarillo, California; Tucson, Arizona; Wahpeton, North Dakota; and Weatherford, Oklahoma. At a minimum, all of these manufacturing facilities are in compliance with ISO 9002 quality standards. The Company manufactures most of the components for its magnetic data storage products, including magnetic tape and plastic components. The Company does not manufacture the vast majority of the optical media products it sells, although the Company invests to maintain a state-of-the-art optical research and development laboratory and manufacturing line to stay abreast of current technology for potential future development.

        The Company employs certain critical process technology, intellectual property, and technical know-how in the manufacture of its magnetic and optical data storage media. The Company believes its application of key proprietary design and manufacturing technologies in the production of its media provides it with a competitive edge. The sophisticated nature of data storage media requires exacting manufacturing process steps with precise physical, electrical, and chemical tolerances. The Company relies upon its skilled personnel and makes significant capital investments in order to successfully manufacture its magnetic and optical media.

        Imation's competitive abilities are dependent upon development and protection of proprietary information. The Company's proprietary rights are protected through a combination of patents, copyrights, trademarks, and trade secrets. At the end of 2001, Imation held over 270 patents in the United States relating to its data storage business, including approximately 110 related to cartridge components, 70 related to optical, 40 related to magnetic tape coating and manufacturing, and 50 related to drive systems.

        The successful manufacture of removable data storage media requires excellence in three key areas: media manufacturing, media servo-writing, and cartridge design and manufacturing. The Company believes its servo-writing and cartridge design and manufacturing capabilities give it a significant competitive advantage. In the case of media manufacturing, a thin plastic film material is the core component of the final media product and must be coated precisely and uniformly with a magnetic dispersion solution. Significant experience is required to successfully coat tapes that must be made thinner with succeeding product generations to keep up with demands for higher data transfer rates, greater data density, and faster tape speeds. Media servo-writing is a technology necessary for increasing data density on tape. The implementation of servo-writing technology in linear tape and tape drives is critical to removable media continuing to offer increased storage capacities. The Company has developed servo-writing capabilities that have enabled the Company to increase track density and storage capacity with its new products. Cartridge design and manufacturing includes the manufacture and assembly of plastic moldings and components, metal part stamping and modeling of the tape path through the cartridge. Modeling of the tape path through the cartridge is an increasingly critical element of system robustness for the cartridge and the drive as tape transport speeds in the drives increase.

Raw Materials and Other Purchased Products

        The principal raw materials the Company uses for data storage products include plastic resins, polyester films, magnetic pigments, specialty chemicals, and solvents. The Company makes significant purchases of these and other materials and components used in the manufacturing operations from many domestic and foreign sources such that the Company is not overly dependent on any single supplier of raw materials. In addition, the Company has supply agreements for certain key materials. The Company also makes significant purchases of other finished products that are critical to the process, including optical media and certain finished tape and tape cartridges, primarily from Asian suppliers.

Color Technologies

        On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to KPG. KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business and paid the Company $50 million in cash. Under the terms of the agreement, KPG is also required to pay the Company approximately $20 million over a two year period for transition services. Approximately 500 Imation employees worldwide transferred to KPG in connection with the transaction, along with the portion of the Company's Weatherford, Oklahoma plant associated with color proofing.

        The color proofing and color software business manufactured and marketed products and services to the graphic arts industry for a broad range of applications for the manipulation of color images. This portion of the Color Technologies segment represented 76 percent of the total segment revenues in 2001. Products included conventional (analog) color proofing systems, digital color proofing systems and software, pre-press software, laser films and image setting materials, metal printing plates, graphic arts films, photographic chemicals, miscellaneous supplies, and Verifi™ web color software. These products were used for the capture, enhancement, management, and transmission of color images. Selected markets include the printing, publishing, packaging, and graphic imaging markets.

        The Company's Specialty Papers unit, retained by the Company, manufactures carbonless paper products at its specialty coating and converting production facility located in Nekoosa, Wisconsin. The Specialty Papers business represented approximately 4 percent of the Company's total revenues in 2001. The Company also maintains a small facility in Menomonie, Wisconsin for the production of videodiscs. The Company's intention is to close the operations of the Videodisc replication business in 2002, which contributed less than 2 percent of segment revenues in 2001.

Digital Solutions and Services (DSS)

        The Company's DSS business, which represented approximately 7 percent of the Company's total revenues in 2001, is a service organization with a focus on two areas—Field Service and Document Imaging products. Through relationships with OEMs, the Field Service group offers call center, help desk support, spare parts logistics, and field service to end-user customers, with a focus on providing services for the wide format color and imaging equipment markets. In the Document Imaging products area, the Company acts as a system integration coordinator to help its customer base transition from analog to digital systems, with an emphasis on providing integrated solutions in the wide format engineering document imaging systems market by combining hardware, software, supplies and services for its customers.

Research and Development

        Imation maintains research laboratories and invests substantial resources to develop new products and improve existing products. New product development is critical to the Company's future success. Imation's research and development expenses have averaged approximately 5 percent of revenues. Through a joint venture investment, the Company is also engaged in certain research projects, including the development of holographic data storage media in conjuction with InPhase Technologies. The Company's research and development expenses were $62.7 million, $64.3 million, and $76.0 million for 2001, 2000, and 1999, respectively.

International Operations

        Imation's products are sold in over 60 countries outside the United States, primarily through subsidiaries, sales offices, and relationships with OEMs. Approximately 45 percent of the Company's total revenues come from outside the United States. The Company does not manufacture outside the United

States but maintains sales offices in 25 countries. Note 11 to the Consolidated Financial Statements shows recent financial information by geographic region.

Employees

        As of December 31, 2001, Imation employed approximately 3,400 people worldwide. This headcount excludes approximately 500 employees that transferred to KPG with the sale of the color proofing and color software business at year-end.

Environmental Matters

        The Company's operations are subject to a wide range of federal, state, and local environmental protection laws. The Company has remedial and investigatory activities underway at some of its facilities. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed, and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on the financial results of the Company. The Company believes that its accruals are adequate, though there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company's accruals. As part of the sale of the color proofing and color software business, a portion of the environmental liabilities and accompanying accruals was transferred to KPG effective December 31, 2001.

Executive Officers of the Company

        The executive officers of the Company on February 28, 2002, together with their ages and business experiences, are set forth below.

        William T. Monahan, age 54, is Chairman of the Board, President and Chief Executive Officer, positions he has held since the Company was spun-off from 3M on July 1, 1996. From June 1993 to March 1996, he was Group Vice President responsible for 3M's Electro and Communications Group, and from May 1992 to May 1993, he was Senior Managing Director of 3M Italy. From September 1989 to May 1992, he was Vice President of 3M's Data Storage Products Division.

        Bradley D. Allen, age 51, is Vice President, Corporate Communications and Investor Relations. He has led the Company's investor relations function since spin-off. From October of 1994 to May of 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics. Prior to Cray Research, he headed the investor relations function at Digital Equipment Corporation.

        Stephen J. Carter, age 49, is Vice President and General Manager DS&IM, Personal Storage Solutions, a position he has held since February 2002. Prior to assuming his current responsibilities, he has had various management positions with the Company including General Manager of Network Storage and General Manager of Program Development. He joined the Company in September 1998 after 24 years with IBM in a variety of managerial, technical development and marketing positions, including Manager of Product Introduction and Manager of Strategy and Architecture for the AS/400 system.

        Jacqueline A. Chase, age 48, is Vice President, Human Resources. She has been with the Company since spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M's legal department. Prior to joining 3M, she was an associate attorney at the law firm of Oppenheimer, Wolff and Donnelly.

        Robert L. Edwards, age 46, is Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He joined the Company in April 1998 after 20 years of experience in the transportation and energy industries with Santa Fe Industries affiliated or predecessor companies. From 1991 to 1995, he was Senior

Vice President, Treasurer and Chief Financial Officer, and from 1995 to 1998, he was Senior Vice President, Business Development of Santa Fe Pacific Pipelines, Inc.

        Frank P. Russomanno, age 54, is Vice President and General Manager, DS&IM, Data Storage and Media Services, a position he has held since February 2002. He has been with the Company since spin-off. Prior to assuming his current responsibilities he had various managerial positions within the Company, including General Manager of Advanced Imaging Technologies. Prior to joining the Company, he held several management positions with 3M.

        John L. Sullivan, age 47, is Senior Vice President, General Counsel and Corporate Secretary. He joined the Company in August 1998 from Silicon Graphics, where he held several legal counsel positions and most recently was Vice President-General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.

        David H. Wenck, age 58, is Vice President, International, a position he has held since March 1998, and President, DSS, a position he has held since June 2000. Prior to assuming his current responsibilities, he was Vice President, Asia, Latin America and Canada, assuming that role at spin-off. From May 1995 to July 1996, he was General Manager of 3M's Data Storage Optical Technology Division. From December 1994 to April 1995, he was Department Manager of 3M's Software Media and CD-ROM Services Department, and from July 1986 to September 1994, he was Project Manager of 3M's Optical Recording Project.

        Colleen R. Willhite, age 45, is Vice President, DS&IM, Manufacturing and Supply Chain, a position she has held since February 2002. She has been with the Company since spin-off. Prior to assuming her current responsibilities she had various managerial positions within the Company, including Corporate Supply Chain Director, Global Application Migration Project Leader, and Operations General Manager, Color Technologies. Prior to joining the Company, she held several management positions with 3M.

        Paul R. Zeller, age 41, is Vice President, Corporate Controller. He was elected to his position as Vice President in February 2000, and has held the Corporate Controller position since May 1998. He joined the Company at spin-off and held accounting manager and division controller positions with the Company prior to assuming his current responsibilities. Prior to joining the Company, he held several accounting management positions with 3M.

Item 2.    Properties.

        The Company's headquarters are located in Oakdale, Minnesota. The Company's major facilities, and the products manufactured at such facilities, are listed below. The Company's facilities are in good operating condition suitable for their respective uses and adequate for the Company's current needs.

Facility	Products
United States
Camarillo, California	Data tape
Menomonie, Wisconsin (leased)	Videodisc
Miami, Florida	Administrative/Sales
Nekoosa, Wisconsin	Carbonless paper
Oakdale, Minnesota	Headquarters/laboratory facility
Pine City, Minnesota	Micrographic cards
Tucson, Arizona	Data tape
Wahpeton, North Dakota	Diskettes/molding/CD-Rewritable discs/data tape
Weatherford, Oklahoma	Diskettes/conventional proofing*
International
Bracknell, United Kingdom (leased)	Administrative/Sales
Segrate, Italy (leased)	Administrative/Sales
Schiphol-rijk, Netherlands (leased)	Administrative/Sales
Ommoord, Netherlands (leased)	Administrative
Madrid, Spain (leased)	Administrative/Sales
Neuss, Germany (leased)	Administrative/Sales
Cergy, France (leased)	Administrative/Sales
London, Ontario, Canada	Administrative/Sales
Sao Paulo, Brazil	Administrative/Sales
Tokyo, Japan (leased)	Administrative/Sales

*
The portion of the Weatherford, Oklahoma facility engaged in conventional proofing was sold to KPG on December 31, 2001 (see Note 3 to the Consolidated Financial Statements).

Item 3.    Legal Proceedings.

        The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2001, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2001 would not be material to the Company's financial position.

        On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company's sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 3 to the Consolidated Financial Statements). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief. The Company disputes any liability to Jazz Photo and is vigorously defending the action. Over the course of 2001, discovery continued and the parties continued to litigate the scope of document production and discovery that will be required in the action.

        On October 1, 2001, the Company filed a lawsuit in the Federal District Court in St. Paul, Minnesota, charging Quantum Corporation with violations of Sections 1 and 2 of the Sherman Antitrust Act, including price fixing and conspiracy to monopolize the production and sale of data storage tape compatible with Quantum's digital linear tape (DLT) tape drives. The Company has amended the complaint to include Hitachi Maxell, Ltd. as an additional defendant and to add Quantum's attempt to monopolize the production and sale of data storage tape compatible with Quantum's S-DLT tape drives. The lawsuit specifically charges that Quantum has fixed prices on DLT-compatible tape, invited Imation to join an illegal tape cartel, inappropriately extended patents on licensed DLT tape drives to tape media as a way to enforce its monopoly hold on the tape market, and misrepresented DLT-compatible tape as an open standard with competitive pricing. The complaint seeks an injunction barring Quantum from further violations of antitrust law in this market and recovery of damages of at least $150 million.

        On October 3, 2001, Quantum Corporation filed a lawsuit in the Superior State Court in California in Santa Clara County seeking to prohibit Imation from selling its digital linear tape for use on Quantum DLT tape drives. The lawsuit accuses Imation of misappropriation of trade secrets, deceptive and misleading advertising, and unfair business practices. The Company disputes any liability to Quantum and is vigorously defending the action. Quantum also filed a motion for a preliminary injunction to block Imation from selling Black Watch™ Digital Linear Tape IV cartridges. The court issued a preliminary injunction that allowed the Company to sell its Black Watch Digital Linear Tape IV cartridges but required that the Company pay Quantum a 30 percent royalty on those revenues (as set forth in the license agreement between the parties) during the interim until the claims are resolved. The Company has filed an appeal of this decision disputing the imposition of the royalty payment.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        As of February 11, 2002, there were 35,339,677 shares of the Company's common stock, $0.01 par value (Common Stock), outstanding held by approximately 38,000 shareholders of record. The Company's Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Company did not pay any dividends during 2001. Any decision to pay future dividends will be made by the Company's Board of Directors.

        The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on the New York Stock Exchange Composite Transactions.

	2001 Sales Prices		2000 Sales Prices
	High	Low	High	Low
First Quarter	$23.51	$14.94	$32.81	$23.50
Second Quarter	$25.20	$21.75	$31.13	$21.75
Third Quarter	$25.40	$18.00	$30.31	$18.44
Fourth Quarter	$23.28	$19.96	$21.38	$14.19

Item 6.    Selected Financial Data.

Selected Consolidated Financial Data*

(Dollars in millions, except per share data)	2001	2000	1999	1998	1997
Statement of Operations Data:
Net revenues	$1,176.5	$1,234.9	$1,412.6	$1,328.9	$1,502.1
Gross profit	347.1	357.3	433.6	426.8	501.8
Selling, general and administrative	238.0	318.1	294.2	366.8	385.9
Research and development	62.7	64.3	76.0	87.8	97.1
Restructuring and other	52.6	22.0	—	(16.8)	160.0
Operating (loss) income	(6.2)	(47.1)	63.4	(11.0)	(141.2)
(Loss) income from continuing operations before cumulative effect of accounting change(1)	(1.7)	(1.0)	42.3	(12.7)	(135.6)
Cumulative effect of accounting change	—	(3.4)	—	—	—
Net (loss) income	(1.7)	(4.4)	43.9	57.1	(180.1)
(Loss) earnings per common share from continuing operations before cumulative effect of accounting change:
Basic	(0.05)	(0.03)	1.13	(0.33)	(3.42)
Diluted	(0.05)	(0.03)	1.12	(0.33)	(3.42)
Net (loss) earnings per common share:
Basic	(0.05)	(0.13)	1.18	1.45	(4.54)
Diluted	(0.05)	(0.13)	1.17	1.45	(4.54)
Balance Sheet Data:
Working capital	$409.7	$395.1	$414.2	$506.7	$538.9
Property, plant and equipment, net	171.2	200.7	212.8	233.8	381.6
Total assets	1,053.7	987.9	1,127.6	1,313.3	1,665.5
Long-term debt	—	—	1.1	32.7	319.7
Total liabilities	398.0	325.4	402.3	552.2	983.3
Total shareholders' equity	655.7	662.5	725.3	761.1	682.2
Other Information:
Current ratio	2.2	2.4	2.2	2.2	2.0
Days sales outstanding(2)	48	48	59	77	73
Days of inventory supply(2)	67	63	76	97	103
Return on average assets(3)	3.9%	6.0%	3.6%	n/m	1.5%
Return on average equity(3)	6.0%	9.1%	5.7%	n/m	2.1%
Capital expenditures(4)	$47.0	$50.5	$64.1	$132.4	$116.3
Number of employees(5)	3,400	4,300	4,850	6,400	9,800

*
See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—General Overview" for a description of the basis of presentation of the financial information presented in this table.

n/m = not meaningful

(1)
(Loss) income from continuing operations before cumulative effect of accounting change, excluding restructuring and other special items, in 2001, 2000, 1998, and 1997, was $39.6 million, $63.3 million, $(18.9) million, and $17.2 million, respectively (see Notes 5 and 15 to the Consolidated Financial Statements).

(2)
1998 excludes impact of the medical imaging business which was sold on November 30, 1998. 1999 excludes the impact of the Photo Color business which was sold on August 2, 1999. 2001 excludes the impact of the color proofing and color software business which was sold on December 31, 2001.

(3)
Return percentages are calculated using (loss) income from continuing operations before cumulative effect of accounting change, excluding restructuring and other special items noted in (1) above for all years presented. Average assets are calculated using continuing operations.

(4)
Capital expenditures in 1998 include $67.5 million for the purchase of the Company's research and development facility previously under a synthetic lease.

(5)
Years prior to 1999 include employees of subsequently discontinued operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

        On December 31, 2001, the Company closed on the sale of its worldwide color proofing and color software business. Since this business did not constitute a complete segment, the operations related to this business are presented in the Company's Consolidated Statements of Operations as continuing operations. On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business and its manufacturing facility in Ferrania, Italy (the Ferrania Facility). As a result of this sale, the Company completed the disposition of its Medical Imaging and Photo Color Systems segment and, therefore, these operations are presented in the Company's Consolidated Statements of Operations as discontinued operations. Unless otherwise noted, the following discussion of results of operations refers to continuing operations only.

        The following table displays the Company's results of operations for 2001, 2000, and 1999. The 2001 and 2000 results are presented below as reported and as adjusted. The adjusted results exclude restructuring and other special charges, the cumulative effect of accounting change, and the gain on sale of the color proofing and color software business.

	2001		2000		1999
($ in millions, except per share data)
	Reported	Adjusted(1)	Reported	Adjusted(2)	Reported
Net revenues	$1,176.5	$1,176.5	$1,234.9	$1,234.9	$1,412.6
Gross profit	347.1	349.1	357.3	365.2	433.6
Selling, general and administrative	238.0	232.3	318.1	255.0	294.2
Research and development	62.7	62.7	64.3	64.3	76.0
Restructuring and other	52.6	—	22.0	—	—
Operating (loss) income	(6.2)	54.1	(47.1)	45.9	63.4
(Loss) income from continuing operations before cumulative effect of accounting change	(1.7)	39.6	(1.0)	63.3	42.3
Diluted (loss) earnings per common share, continuing operations before cumulative effect of accounting change	$(0.05)	$1.13	$(0.03)	$1.79	$1.12

(1)
In 2001, the Company recorded special charges of $2.0 million in cost of goods sold and restructuring and other charges of $54.5 million. Selling, general and administrative expenses (SG&A) includes $5.7 million of amortization related to software that was abandoned. Restructuring and other also includes a $1.9 million pre-tax gain on the sale of the Company's color proofing and color software business.

(2)
In 2000, the Company recorded special charges of $7.9 million in cost of goods sold, $2.3 million in SG&A, and $22.0 million of restructuring and other charges to rationalize the Company's manufacturing operations, streamline its organizational structure, and write-down impaired assets. SG&A includes $60.8 million of amortization related to software that was abandoned. These charges in 2000 include a $2.6 million reversal of certain restructuring reserves remaining from charges recorded in 1997 and 1998.

Results of Operations

        The following table sets forth the percentage relationship to revenue of certain items in the Company's Consolidated Statements of Operations for the years indicated.

Percentage of revenue				Percentage of dollar increase (decrease)
2001	2000	1999		2001 vs 2000	2000 vs 1999
100.0%	100.0%	100.0%	Net revenues	(4.7)%	(12.6)%
29.6	28.9	30.7	Gross profit	(2.9)	(17.6)
20.2	25.8	20.8	Selling, general and administrative	(25.2)	8.1
5.4	5.2	5.4	Research and development	(2.5)	(15.4)
4.5	1.7	—	Restructuring and other	n/m	n/m
(0.5)	(3.8)	4.5	Operating (loss) income	n/m	n/m
0.0	(1.7)	(0.4)	Non-operating expense (income), net	n/m	n/m
(0.4)	(2.0)	1.9	Income tax (benefit) provision	n/m	n/m
(0.1)	(0.1)	3.0	(Loss) income from continuing operations before cumulative effect of accounting change	n/m	n/m

n/m:not meaningful

        Results displayed and discussed below have been presented on both a reported and an adjusted basis excluding special items to aid understanding of the impact of the various special items on results in 2001 and 2000. Special items include the impacts of restructuring and special charges (see Note 5 to the Consolidated Financial Statements), gain on sale of the color proofing and color software business (see Note 3 to the Consolidated Financial Statements), amortization related to abandoned computer software (see Note 15 to the Consolidated Financial Statements), and the cumulative effect of an accounting change (see Note 16 to the Consolidated Financial Statements).

Percentage of revenue (excluding restructuring and other special items)				Percentage of dollar increase (decrease)
2001	2000	1999		2001 vs 2000	2000 vs 1999
100.0%	100.0%	100.0%	Net revenues	(4.7)%	(12.6)%
29.7	29.6	30.7	Gross profit	(4.4)	(15.8)
19.7	20.7	20.8	Selling, general and administrative	(8.9)	(13.3)
5.4	5.2	5.4	Research and development	(2.5)	(15.4)
4.6	3.7	4.5	Operating income	17.9	(27.6)
0.0	(1.7)	(0.4)	Non-operating expense (income), net	n/m	n/m
1.2	0.3	1.9	Income tax provision	n/m	n/m
3.4	5.1	3.0	Income from continuing operations before cumulative effect of accounting change	(37.4)	(49.6)

n/m:not meaningful

Net Revenues

        Net revenues in 2001, 2000, and 1999 were $1,176.5 million, $1,234.9 million, and $1,412.6 million, respectively. Net revenues decreased 4.7 percent in 2001 compared to a 12.6 percent decline in 2000. The 4.7 percent revenue decline in 2001 was due to price declines of 6.8 percent and the negative effects of changes in currency exchange rates of 2.0 percent, offset partially by higher volumes of 4.1 percent, with the most significant volume increases coming from the Company's international operations. In 2001, year-over-year revenue growth of $9.3 million in DS&IM was offset by declines of $61.3 million and $7.5 million in Color Technologies and DSS, respectively. The 12.6 percent revenue decline in 2000 was due to price declines of 8.3 percent, negative effects of changes in currency exchange rates of 1.9 percent, and volume declines of 2.4 percent. In 2000, the Company experienced year-over-year revenue declines in all segments, driven by mature product declines in DS&IM and Color Technologies. Approximately 45 percent of the Company's net revenues in 2001, 2000, and 1999 were from sales outside the United States.

        The Company is targeting full year 2002 DS&IM revenues to increase by five to seven percent, or to the range of $920 to $937 million.

Gross Profit

        Gross profit for 2001, 2000, and 1999 was $347.1 million or 29.6 percent of revenues, $357.3 million or 28.9 percent of revenues, and $433.6 million or 30.7 percent of revenues, respectively. The gross profit amounts for 2001 and 2000 include special charges related to inventory write-downs of $2.0 million and $7.9 million, respectively. Excluding the impact of special charges, the gross profit margin was 29.7 percent in 2001, essentially flat with the gross profit margin of 29.6 percent in 2000. During 2000, gross profit margin was negatively impacted by currency exchange rates and higher price erosion, and partially offset by improved manufacturing efficiency and an improved product mix, as compared to the gross profit margin of 30.7 percent in 1999.

        The Company is targeting gross profit in 2002 to remain in the range of 29 to 30 percent of revenues.

Selling, General and Administrative Expenses (SG&A)

        In 2001, 2000, and 1999, SG&A expenses were $238.0 million, $318.1 million, and $294.2 million, respectively. Excluding special charges in 2001 and 2000 primarily related to the accelerated amortization of certain capitalized software (see Note 15 to the Consolidated Financial Statements), SG&A expenses would have been $232.3 million and $255.0 million, respectively. Excluding special charges, SG&A expenses for 2001, 2000, and 1999 were 19.7 percent, 20.7 percent, and 20.8 percent of revenues, respectively. The decrease in SG&A in 2001, excluding special charges, resulted from lower selling costs and lower software amortization. The decrease in SG&A in 2000, excluding special charges, resulted from a number of factors including headcount reductions, reduced information technology spending, reduced incentive compensation and reduced selling expenses.

        With the sale of the color proofing and color software business, some unabsorbed overhead will be incurred in 2002, primarily in the first half. Announced restructuring actions are intended to eliminate unabsorbed overhead in the second half of the year. Under the terms of the sale, the Company expects to receive approximately $20 million of transition services over two years from KPG. However, KPG may terminate these transition services at any time and pay the Company for any remaining portions of the $20 million. Should these transition services end sooner than expected, the Company's SG&A levels may be negatively impacted. The Company experienced a similar overhead challenge after the sale of its Medical Imaging and Photo Color businesses. The Company is targeting SG&A spending to be less than 20 percent of revenues for the full year 2002.

Research and Development Expenses

        Research and development expenses in 2001, 2000, and 1999 were $62.7 million, $64.3 million, and $76.0 million, respectively. The $11.7 million decline in 2000 from 1999 primarily reflects the conclusion of a development project.

        The Company is targeting full year 2002 research and development expenses to be approximately five percent of revenues.

Restructuring and Other

        In 2001, the Company recorded $54.5 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses and rationalize its data storage manufacturing. The charges include $29.0 million for employee separation programs related to a headcount reduction of approximately 500 employees, of which approximately 40 percent relate to administrative structure and 55 percent relate to the non-data storage businesses. The Company also recorded a $2.0 million special charge reflecting inventory write-downs in cost of goods sold (discussed in Gross Profit above). This restructuring program is expected to provide annualized cost reductions of approximately $37 million. These savings have been included in the Company's 2002 stated target amounts. Restructuring and other in 2001 also includes a $1.9 million pre-tax gain on the sale of the Company's color proofing and color software business. During 2001, the Company made cash payments of $2.4 million related to the reduction of approximately 100 employees.

        In 2000, the Company recorded $22.0 million of restructuring and other charges to rationalize the Company's manufacturing operations, streamline its organizational structure, and write-down impaired assets. These charges in 2000 include a $2.6 million reversal of certain restructuring reserves remaining from charges recorded in 1997 and 1998.

Operating (Loss) Income

        Operating (loss) income for 2001, 2000, and 1999 was $(6.2) million, $(47.1) million, and $63.4 million, respectively. Excluding restructuring and special items, operating income for 2001 and 2000 would have been $54.1 million and $45.9 million, respectively. As a percent of revenues, operating income, excluding restructuring and special items, for 2001, 2000, and 1999 was 4.6 percent, 3.7 percent, and 4.5 percent, respectively.

        For 2002, the Company is targeting year over year operating income growth of five to ten percent, excluding special items, or to the range of $57 to $60 million. The Company is targeting results for the first half of 2002 to be flat to slightly higher than the operating income, excluding special items, for the first half of 2001.

Non-Operating Income/Expense

        Non-operating expense was $0.6 million in 2001, as compared with income of $20.8 million and $5.9 million in 2000 and 1999, respectively. Despite higher cash balances in 2001, interest income was down $2.1 million from $14.5 million in 2000, due to lower short-term interest rates. Other non-operating expenses in 2001 included $5.4 million of write-offs related to certain venture capital investments, as compared to other non-operating income in 2000 that included $10.6 million of venture capital investment gains. The Company utilizes certain financial instruments to manage risks associated with interest rate and foreign currency risks (see Risk Factors—International Operations and Foreign Currency and Note 8 to the Consolidated Financial Statements).

Income Tax

        The Company's effective tax rate was 75 percent, 96 percent, and 39 percent for 2001, 2000, and 1999, respectively, as discussed in Note 6 to the Consolidated Financial Statements. The rates in 2001 and 2000 were significantly impacted by restructuring and special items. Excluding restructuring and other special items, the Company's effective tax rate was 26 percent and 5 percent for 2001 and 2000, respectively. Both years' rates were benefited by certain tax planning strategies, with the significantly lower 2000 tax rate resulting from tax benefits associated with changes to the Company's European structure resulting from the sale of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility. The Company is targeting the 2002 tax rate to be approximately 32 percent. The Company has performed an analysis of the recoverability of deferred tax assets and has recorded valuation allowances for certain amounts not considered recoverable. As of December 31, 2001 and 2000, the Company had deferred tax assets and liabilities, net of valuation allowances, of $123.9 million and $90.5 million, respectively. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income, primarily in the U.S. The Company believes that it will generate sufficient future taxable income to recover the Company's recorded net deferred tax assets.

(Loss) Income from Continuing Operations before Cumulative Effect of Accounting Change

        Loss from continuing operations in 2001 was $1.7 million, or $0.05 per diluted share. This compares to a 2000 loss from continuing operations before cumulative effect of accounting change of $1.0 million, or $0.03 per diluted share, and income in 1999 of $42.3 million, or $1.12 per diluted share. Excluding restructuring and other special items, income in 2001 would have been $39.6 million, or $1.13 per diluted share. This compares to income before special items and cumulative effect of accounting change of $63.3 million, or $1.79 per diluted share, in 2000. Despite the substantial operating income improvement in 2001, excluding restructuring and special items, these results are lower than 2000 due to the large decline in non-operating income and last year's substantially lower tax rate. The reduction in shares outstanding resulting from the Company's share repurchase program, discussed in the Liquidity section of Management's Discussion and Analysis, has had a positive impact on earnings per share amounts in these periods.

Performance By Geographic Area

        Approximately 45 percent of the Company's net revenues in 2001, 2000, and 1999 were from sales outside the United States. United States revenues totaled $647.5 million, $678.7 million, and $783.4 million in 2001, 2000, and 1999, respectively. International revenues were $529.0 million, $556.2 million, and $629.2 million in 2001, 2000, and 1999, respectively. In 2001, the Company's decline in net revenues was due to unfavorable currency translation effects internationally and increased price erosion worldwide, offset partially by higher volumes worldwide, with the most significant volume increases coming from the Asia Pacific region. In 2000, the Company's decline in net revenues was due to lower worldwide volumes, unfavorable currency translation effects internationally, and increased price erosion world-wide. These declines were offset slightly by volume increases internationally.

Performance by Segments

        The Company's businesses are organized, managed, and internally reported as three segments differentiated primarily by their products and services, but also by the customers and markets they serve. These segments, whose results are discussed below, are DS&IM, Color Technologies and DSS.

Data Storage and Information Management (DS&IM)

        DS&IM net revenues were $875.9 million, $866.6 million, and $952.1 million in 2001, 2000, and 1999, respectively. The increase in 2001 was a result of stronger sales of optical storage products and enterprise tape products for both StorageTek and IBM platforms, offset partially by reductions of SuperDisk™ drive and media sales and lower revenues from mature network products. The decrease in 2000 was driven by lower sales of mature technology products due to high demand in late 1999 in anticipation of Y2K, reductions of SuperDisk drive sales, higher price erosion and the negative effects of changes in currency exchange rates. This decline was offset partially by strong demand for 9840 tape cartridges, DLTtape, and optical media. The two largest classes of products in 2001 were half-inch tape products for enterprise data centers and optical media products with revenues of $321.1 million and $163.9 million, respectively.

        Operating income was $52.5 million, $24.4 million, and $31.9 million in 2001, 2000, and 1999, respectively. The operating income increase in 2001 was driven by the stronger demand in enterprise and optical products noted above, lower levels of price erosion especially associated with optical products, and the elimination of losses associated with the SuperDisk product line. The operating income decline in 2000 was driven by lower demand of mature technology products, lower profitability in certain Network products, increased pricing pressures, and impacts of foreign currencies. These declines were offset partially by strong demand for 9840 tape cartridges and cost reductions.

Color Technologies

        As previously discussed in Item 1 Business, on December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to KPG. This business represented most of the activity in the Color Technologies segment.

        The color proofing and color software business, which represented 76 percent of 2001 segment revenues, combined with two smaller businesses, Specialty Papers and Videodisc replication, representing 24 percent of 2001 segment revenues, comprised the Company's Color Technologies segment. The Specialty Papers and Videodisc replication businesses were not part of the sale to KPG.

        Color Technologies net revenues declined to $211.8 million in 2001, from $273.1 million in 2000 and $339.8 million in 1999. The declines in 2001 and 2000 were driven primarily by lower demand for analog proofing products and plates and film products in the color proofing business. Operating income of $9.9 million in 2001 was down from $19.9 million in 2000 and $37.8 million in 1999. The declines in operating income in 2001 and 2000 resulted primarily from lower revenues of more profitable analog proofing products.

Digital Solutions and Services (DSS)

        DSS net revenues were $86.8 million, $94.3 million, and $114.1 million in 2001, 2000, and 1999, respectively. The declines in 2001 and 2000 were driven primarily by the ongoing transition in the large format document imaging business from analog to digital. The 2001 operating loss of $8.4 million compares to operating losses of $0.3 million and $2.0 million in 2000 and 1999, respectively. The higher operating loss in 2001 was the result of ongoing declines in revenue, with a majority of operating losses arising from DSS Europe operations. In the fourth quarter, DSS began implementing a broad cost reduction program to address its cost structure.

Financial Position

        The accounts receivable days sales outstanding was 48 days as of December 31, 2001, unchanged from December 31, 2000. The Company had 67 days of inventory supply on hand as of December 31, 2001 compared to 63 days as of December 31, 2000. Other current assets were $86.5 million as of December 31, 2001 compared to $103.9 million as of December 31, 2000. This decrease is primarily due to the elimination of restrictions on certain cash amounts on hand. The $24.6 million increase in other assets is primarily due to a $34.6 million increase in deferred income taxes, partially offset by accelerated amortization of certain capitalized software (see Note 15 to the Consolidated Financial Statements). Other current liabilities increased to $223.4 million during the year, mostly due to increases in income tax liabilities of $35.2 million and increases in restructuring reserves of $18.7 million. Other liabilities increased by $16.5 million during 2001, primarily due to increases in post-retirement benefits, including $10.0 million of minimum pension liability adjustments.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates to ensure they are consistent with historical experience and the various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and could materially impact the Company's results of operations.

        The Company believes the following critical accounting policies are affected by significant judgements and estimates used in the preparation of its consolidated financial statements:

        Income Tax Accruals and Valuation Allowances—Significant management judgement is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties related to the Company's ability to utilize some portion of the deferred tax assets, a valuation allowance of $19.7 million has been recorded as of December 31, 2001. The future recoverability of the Company's net deferred tax assets of $123.9 million as of December 31, 2001 is dependent upon the generation of future taxable income, primarily in the U.S. The Company believes that it will generate future taxable income to recover the recorded net deferred tax assets. In the event that actual results differ from these estimates, the Company may need to adjust, upwards or downwards, the valuation allowance.

        Significant management judgement is also required to estimate the probable outcomes associated with normal and customary audits of the Company's tax returns in the various jurisdictions in which it operates.

        Accruals Related to the Disposition of Medical Imaging System Business and Color Proofing and Color Software Business—On November 30, 1998, the Company sold substantially all of its worldwide Medical Imaging Systems business to Eastman Kodak Company (Kodak). Excluded from this sale was the Ferrania Facility, at which certain x-ray and wet laser medical imaging products and photographic film are manufactured. On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, including the Ferrania Facility, to Ferrania Lux. The (Kodak) Asset Purchase Agreement obligated Kodak to pay to the Company up to $25 million under certain conditions upon the sale of the Ferrania Facility. Kodak has challenged the Company's claim for the full $25 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the sale of the Medical Imaging Systems business. The Company has retained cash, which it collected on behalf of Kodak in an amount approximately equal to these disputes. While the Company cannot predict with certainty the ultimate outcome of these disputes, it believes its positions are supported by the applicable contractual terms.

        The Company has also established certain accruals for future costs associated with the sale of its color proofing and color software business to KPG. The Company believes these accruals closely approximate the amount of these future costs.

        Significant management assumptions and estimates have been required in assessing the most likely outcome from these divestitures and there can be no assurance that actual results will not differ from these estimates used in recording these transactions. If actual results differ significantly from these estimates, the Company may need to make an adjustment in its statement of operations.

        Restructuring Accruals—In establishing the accrual for the restructuring costs discussed in Note 5 to Consolidated Financial Statements, the Company made certain assumptions to estimate future severance costs, pension and post employment benefits, and other exit costs. In addition, while performing impairment tests for certain long-term assets, assumptions were made as to the future cash flows associated with these assets. While management feels the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring accrual. If actual results differ significantly from the estimates, the Company may need to adjust its restructuring accrual in the future.

        Litigation—Management's current estimated range of liability related to pending litigation is based on claims for which the Company can estimate the amount and range of loss. A minimum estimated liability related to those claims has been recorded. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, potential liability related to pending litigation will be assessed and estimates may be revised.

        Inventory Obsolescence Accruals—The Company writes down its inventory for estimated obsolescence or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Rebates—The Company maintains an accrual for customer rebates which totaled $35.7 million as of December 31, 2001. This accrual requires estimation of various customer program outcomes based on a variety of factors including customer unit volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual may be necessary.

        Other Liability Accruals—The Company also maintains other liability accruals, including uninsured claims, warranties, and pensions. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to the Company. If future experience differs from these estimates, operating results in future periods would be impacted.

Liquidity and Capital Resources

        Cash provided by operating activities was $128.2 million in 2001, as compared to $192.0 million in 2000 and $84.7 million in 1999. The adjustments to net (loss) income included depreciation and amortization of $54.1 million, $122.3 million, and $87.7 million in 2001, 2000, and 1999, respectively. The amortization amounts in 2001 and 2000 include $5.7 million and $60.8 million, respectively, of accelerated amortization (see Note 15 to the Consolidated Financial Statements). The Company is targeting depreciation and amortization expense in 2002 to be in the range of $35 million. Other adjustments include restructuring and other special items of $56.5 million in 2001 and $32.2 million in 2000, as well as cash reductions related to deferred taxes of $33.4 million, $10.0 million, and $15.1 million in 2001, 2000, and 1999, respectively. Cash flows were positively impacted in 2001 by changes in other current assets and other current liabilities, while 2000 and 1999 were positively impacted by significant reductions in accounts receivable and inventory balances. During 2001, 2000, and 1999, the Company made total cash payments related to restructuring charges of approximately $15 million, $21 million, and $20 million, respectively. The Company has approximately $33.0 million of cash payments remaining related to its restructuring programs. In addition, other operating activities included approximately $10 million, $10 million, and $40 million used to fund defined benefit pension plans in 2001, 2000, and 1999, respectively.

        Cash used by investing activities was $0.2 million in 2001 and $58.3 million in 2000, as compared to cash provided of $142.8 million in 1999. Proceeds from the sale of the color proofing and color software business provided $50.0 million in 2001. Proceeds from the sale of the Photo Color and Medical Imaging Systems businesses provided $201.9 million in 1999. Capital spending totaled $47.0 million, $50.5 million, and $64.1 million in 2001, 2000, and 1999, respectively. Capital expenditures by business segment are shown in Note 11 to the Consolidated Financial Statements. The Company is targeting capital spending in 2002 to be in the range of $45 million.

        The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. This Loan Agreement was set to expire on December 31, 2001; however, the agreement was amended to extend the Loan Agreement by two years with essentially the same terms, and to reduce the size to $100.0 million. The amended Loan Agreement expires December 31, 2003. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory, and manufacturing machinery and equipment not to exceed $175.0 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company's interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.75 percent and 1.25 to 2.25 percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. Borrowing availability as of December 31, 2001 was $81.4 million. No borrowings were outstanding under the Loan Agreement as of December 31, 2001.

        In addition, certain international subsidiaries have arranged borrowings locally outside of the agreement discussed above. As of December 31, 2001, $12.8 million of short-term borrowings were outstanding under such arrangements. As of December 31, 2001, the Company's ratio of debt to total capital was 1.9 percent as compared with 3.5 percent as of December 31, 2000.

        The Company's Board of Directors has authorized the repurchase of up to 10 million shares of the Company's common stock. A minimal number of shares was repurchased during 2001. During 2000 and 1999, the Company repurchased approximately 2.4 million and 4.4 million shares, respectively. As of December 31, 2001, the Company had repurchased 6.8 million shares under this authorization and held, in total, 7.6 million shares of treasury stock acquired at an average price of $22.46 per share.

        The Company's liquidity needs over the next year include: capital expenditures targeted to be in the range of $45 million; cash payments related to restructuring of approximately $33.0 million; short-term debt of $12.8 million; operating leases of approximately $10.9 million (see Note 9 to the Consolidated Financial Statements); and any amounts associated with the repurchase of common stock under the authorization discussed above. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company. The Company is not using off-balance sheet arrangements, including the use of special purpose entities. Other than the operating lease commitments discussed in Note 9 to the Consolidated Financial Statements, the Company does not have any contractual obligations or commercial commitments with terms greater than one year, that would significantly impact its liquidity.

Euro Conversion Status

        On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their new common currency. By no later than December 31, 2001, participating countries were to issue new Euro-denominated bills for use in cash transactions. By no later than July 1, 2002, participating countries will begin using the Euro as the legal tender and will withdraw all legacy currencies.

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

Recently Issued Accounting Standards

        In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which addresses accounting and financial reporting for business combinations. This statement is effective in its entirety for the Company on January 1, 2002. Also in 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses accounting and financial reporting for intangible assets acquired individually or with a group of other assets, except for those acquired in a business combination. This statement is effective in its entirety for the Company on January 1, 2002. The Company does not believe that adoption of these statements will have a material impact on its results of operations or financial position.

        Also in 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt this statement in 2002 and is in the process of determining the extent to which this statement will impact its results of operations or financial position.

Forward-Looking Statements

        The Company and its representatives may from time-to-time make written or oral forward-looking statements with respect to future goals of the Company, including statements contained in this report, the Company's other filings with the Securities and Exchange Commission and in the Company's reports to shareholders.

        The words or phrases "is targeting," "will likely result," "is expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from historical results and from those presently anticipated or projected as a result of certain factors, including those set forth in "Risk Factors" below, as well as those noted in the documents incorporated herein by reference. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are current only as of the date made. Among the factors that could cause the Company's actual results in the future to differ materially from any forward-looking opinions or statements expressed with respect to future periods are the following:

Risk Factors

        Due to significant risks and uncertainties which exist even in the most stable economic environment, the Company cannot predict, with certainty, the operating results for future periods. Material risks and uncertainties faced by the Company are outlined below but do not represent all of the potential risks, which may not be presently known or that are currently deemed immaterial.

        Competitive Industry Conditions—The Company operates in a highly competitive environment. The Company's competitors are both larger and smaller than the Company in terms of resources and market share. The marketplaces in which the Company operates are generally characterized by rapid technological change, frequent new product introductions, a variety of distribution channels, relatively large and aggressive marketing efforts, and aggressive pricing practices which result in consistent price erosion.

        Driving demand in the data storage industry is an expanding need to access, manage, and store information more rapidly and at lower cost, with greater accuracy and reliability. In particular, the data storage industry is undergoing rapid technology and market changes, and the variety of data storage media formats available for customers is increasing. The data storage market is characterized by short product development cycles that are driven by rapidly changing technology and consumer preferences as well as declining product prices.

        In these highly competitive markets, the Company's success will depend to a significant extent on its ability to continue to develop and introduce differentiated and innovative products, services and customer solutions cost effectively and on a timely basis. The success of the Company's offerings is dependent on several factors including its ability to develop relationships with distributors and OEMs, competitive technology capabilities, differentiation from competitive offerings, the timing of new product introductions, effectiveness of marketing programs, and low manufacturing costs. Although the Company believes that it can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to the Company's ability to take these steps, the actions of competitors, some of which will have greater resources than the Company, or the pace of technological changes.

        New Products and Services—The Company's competitive position and operating results are dependent upon its ability to successfully develop, manufacture, and market innovative new products and services. There can be no assurance that the Company will be able to continue to introduce new products or maintain competitive technology competencies, that the markets will be receptive to its new products, that the Company's marketing programs will be successful, or that the Company's competitors will not introduce more advanced products ahead of the Company. The Company is also dependent in some cases upon various third parties, such as certain drive manufacturers, for new product introductions, the timing of which is out of the Company's control. In addition, there can be no assurance that the Company will maintain existing or create new OEM relationships, the lack of which could cause a material adverse impact on its business and financial results. Also, while the Company currently has access to significant proprietary technologies through internal development and licensing arrangements with third parties, there can be no assurance that it will continue to have access to new competitive technologies that may be required to introduce new products. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability. Therefore, the Company must make strategic decisions from time-to-time as to the technologies in which the Company desires to invest. If the Company is not successful in executing any of the above described risks, the Company may incur a material adverse impact on its business and financial results.

        Manufacturing and Product Quality—The Company's success depends upon the ability to manufacture and deliver products to our customers at acceptable volume and cost levels. The manufacture of the

Company's products involves complex and precise processes requiring production in highly controlled and clean environments. If not managed effectively, changes in the Company's manufacturing processes could significantly hurt the Company's ability to meet our customers' product volume and quality needs. Even within a cleanroom environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. In some cases, existing manufacturing techniques may not achieve the Company's volume and cost targets. In these cases, new manufacturing processes and techniques will need to be developed to achieve the targets and lower manufacturing costs.

        Availability of Raw Materials, Energy, and Purchased Products—The Company makes significant purchases of raw materials, energy, and certain purchased products from many domestic and foreign sources for use in its manufacturing operations and for resale to customers. While the Company is presently able to obtain sufficient raw materials, energy, and purchased products to meet its needs, no assurances can be given that such availability at acceptable pricing levels will continue. If the Company is unable to continue to obtain critical raw materials, energy, and purchased products, the Company may incur a material adverse impact on its business and financial results.

        International Operations and Foreign Currency—The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 45 percent of the Company's revenues in 2001, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures, and local participation in operations such as local equity ownership and workers' councils. In addition, the Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates.

        The Company's foreign currency hedging policy attempts to manage some of these risks over near term periods; however, these risk management activities cannot assure that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant. The Company is exposed to various market risks, including volatility in foreign currency exchange rates and interest rates. These exposures primarily relate to the sale of products to foreign customers, purchases from foreign suppliers, acquisition of raw materials from both domestic and foreign suppliers, and changes in interest rates. The Company may, from time-to-time, utilize derivative financial instruments, including forward exchange contracts, options, and swap agreements to manage certain of these exposures when it is considered practical to do so in accordance with established policies and procedures. There can be no assurances that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. Factors that could impact the effectiveness of the Company's hedging include accuracy of revenue forecasts, volatility of the currency markets, and availability of hedging instruments. Although the Company attempts to utilize transaction hedging to manage the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which the Company incurs costs, the Company's revenues or costs may be adversely impacted. The Company does not hold or issue derivative financial instruments for speculative purposes and is not a party to leveraged derivative transactions.

        As of December 31, 2001, the Company had $146.8 million notional amount of foreign currency forward and option contracts of which $80.6 million hedged recorded balance sheet exposures. This compares to $142.4 million notional amount of foreign currency forward and option contracts as of December 31, 2000, of which $75.5 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in year-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of December 31, 2001 by $6.5 million.

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

        Restructuring Programs—While the Company's restructuring plans are designed to reduce the Company's cost structure and improve its profitability, there can be no assurance that the Company will be successful in achieving its financial improvement goals in the future and in implementing its restructuring program on a timely basis to achieve the projected benefits and at the projected costs. In addition, if it becomes necessary for the Company to shut down or restructure additional businesses and operations in the future, it could incur substantial additional charges in the process. The recording of these charges could have a material adverse impact on the Company's financial condition.

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

        Fluctuations in the Company's Stock Price—The Company's stock price may be subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends and world events unrelated to the Company's performance.

        Sale of Medical Imaging Systems Business—As discussed in Note 3 to the Consolidated Financial Statements, on November 30, 1998, the Company sold substantially all of its worldwide Medical Imaging Systems business to Kodak. Excluded from this sale was the Ferrania Facility, at which certain x-ray and wet laser medical imaging products and photographic film are manufactured. As also discussed in Note 3 to the Consolidated Financial Statements, on August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, including the Ferrania Facility, to Ferrania Lux. The (Kodak) Asset Purchase Agreement obligated Kodak to pay to the Company up to $25 million under certain conditions upon the sale of the Ferrania Facility. Kodak has challenged the Company's claim for the full $25 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the sale of the Medical Imaging Systems business. While the Company believes that the applicable contractual terms support its position, it cannot predict with certainty the outcome of these disputes.

        Transition Services—Associated with the Company's sale of its color proofing and color software business to KPG on December 31, 2001, the Company will receive reimbursement from KPG for certain services under transition service agreements while KPG integrates the color proofing and color software business. These services include facilities, information technology, logistics, finance, telecommunications, and human resources. Under the purchase agreement, KPG is required to pay the Company approximately $20 million over a two year period for these services. However, KPG may terminate these transition services at any time and pay the Company for any remaining portions of the $20 million. Therefore, the Company cannot project with certainty the duration of services or timing of cost reimbursements associated with these agreements.

        Litigation—The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2001, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2001 would not be material to the Company's financial position.

Item 7(a).    Market Risks

        The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 45 percent of the Company's revenues in 2001, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, the Company's business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates.

        The Company's foreign currency hedging policy attempts to manage some of these risks over near term periods; however, these risk management activities cannot assure that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant. The Company is exposed to various market risks, including volatility in foreign currency exchange rates and interest rates. These exposures primarily relate to the sale of products to foreign customers, purchases from foreign suppliers, acquisition of raw materials from both domestic and foreign suppliers, and changes in interest rates. The Company may, from time to time, utilize derivative financial instruments, including forward exchange contracts, options and swap agreements to manage certain of these exposures when it is considered practical to do so in accordance with established policies and procedures. There can be no assurances that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. Factors that could impact the effectiveness of the Company's hedging include accuracy of revenue forecasts, volatility of the currency markets, and availability of hedging instruments. Although the Company attempts to utilize transaction hedging to manage the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which the Company incurs costs, the Company's revenues or costs may be adversely impacted. The Company does not hold or issue derivative financial instruments for speculative purposes and is not a party to leveraged derivative transactions.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Accountants

         To the Board of Directors and Shareholders of Imation Corp.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 29, 2002

Imation Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share amounts)
	2001	2000	1999
Net revenues	$1,176.5	$1,234.9	$1,412.6
Cost of goods sold	829.4	877.6	979.0

Gross profit	347.1	357.3	433.6
Operating expenses:
Selling, general and administrative	238.0	318.1	294.2
Research and development	62.7	64.3	76.0
Restructuring and other	52.6	22.0	—

Total operating expenses	353.3	404.4	370.2
Operating (loss) income	(6.2)	(47.1)	63.4
Interest expense	1.4	2.2	2.1
Interest income	(12.4)	(14.5)	(8.4)
Other expense and (income), net	11.6	(8.5)	0.4

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(6.8)	(26.3)	69.3
Income tax (benefit) provision	(5.1)	(25.3)	27.0

(Loss) income from continuing operations before cumulative effect of accounting change	(1.7)	(1.0)	42.3
Discontinued operations:
Income from operations of discontinued businesses, net of income taxes	—	—	4.6
Loss on disposal of discontinued businesses, net of income taxes	—	—	(3.0)

Income from discontinued operations	—	—	1.6
(Loss) income before cumulative effect of accounting change	(1.7)	(1.0)	43.9
Cumulative effect of accounting change (net of income tax benefit of $1.7)	—	(3.4)	—

Net (loss) income	$(1.7)	$(4.4)	$43.9

(Loss) earnings per common share—basic:
Continuing operations	$(0.05)	$(0.03)	$1.13
Discontinued operations	—	—	0.05
Cumulative effect of accounting change	$—	(0.10)	—

Net (loss) income	$(0.05)	$(0.13)	$1.18

(Loss) earnings per common share—diluted:
Continuing operations	$(0.05)	$(0.03)	$1.12
Discontinued operations	—	—	0.05
Cumulative effect of accounting change	$—	(0.10)	—

Net (loss) income	$(0.05)	$(0.13)	$1.17

Weighted average basic shares outstanding	34.8	35.1	37.3
Weighted average diluted shares outstanding	34.8	35.1	37.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

Imation Corp.

CONSOLIDATED BALANCE SHEETS

As of December 31, (In millions, except per share amounts)	2001	2000
Assets
Current assets
Cash and equivalents	$389.8	$269.7
Accounts receivable, net	150.3	171.4
Inventories	130.3	141.2
Other current assets	86.5	103.9

Total current assets	756.9	686.2
Property, plant and equipment, net	171.2	200.7
Other assets	125.6	101.0

Total assets	$1,053.7	$987.9

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$81.8	$82.9
Accrued payroll	29.2	17.1
Short-term debt	12.8	23.7
Other current liabilities	223.4	167.4

Total current liabilities	347.2	291.1
Other liabilities	50.8	34.3
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,030.3	1,030.6
Accumulated deficit	(93.4)	(90.8)
Accumulated other comprehensive loss	(104.3)	(91.1)
Unearned ESOP shares and other compensation	(6.6)	(13.1)
Treasury stock, at cost, 7.6 million and 7.7 million shares as of December 31, 2001 and 2000, respectively	(170.7)	(173.5)

Total shareholders' equity	655.7	662.5

Total liabilities and shareholders' equity	$1,053.7	$987.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

Imation Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In millions, except share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Unearned ESOP Shares and Other Compensation	Treasury Stock	Total Shareholders' Equity
Balance as of December 31, 1998	$0.4	$1,027.7	$(123.9)	$(68.5)	$(27.6)	$(47.0)	$761.1
Amortization of unearned ESOP shares		0.9	(0.8)		6.0		6.1
Purchase of treasury stock (4,437,343 shares)						(86.8)	(86.8)
Exercise of stock options (582,092 shares)			(3.3)			16.2	12.9
Other unearned compensation					0.4		0.4
Tax benefit from shareholder transactions		1.9					1.9
Other						(0.6)	(0.6)
Comprehensive income:
Net income			43.9				43.9
Net change in cumulative translation adjustment				(13.6)			(13.6)

Comprehensive income							30.3

Balance as of December 31, 1999	0.4	1,030.5	(84.1)	(82.1)	(21.2)	(118.2)	725.3
Amortization of unearned ESOP shares		0.2			7.7		7.9
Purchase of treasury stock (2,365,944 shares)						(66.5)	(66.5)
Exercise of stock options (322,933 shares)			(1.8)			9.4	7.6
Other unearned compensation					0.4		0.4
Stock compensation (85,846 shares)		(0.8)	(0.5)			1.8	0.5
Tax benefit from shareholder transactions		0.7					0.7
Comprehensive loss:
Net loss			(4.4)				(4.4)
Net change in cumulative translation adjustment				(7.6)			(7.6)
Unrealized loss on available-for-sale securities (net of income tax benefit of $0.3)				(0.5)			(0.5)
Cash flow hedging (net of income tax benefit of $0.6)				(0.9)			(0.9)

Comprehensive loss							(13.4)

Balance as of December 31, 2000	0.4	1,030.6	(90.8)	(91.1)	(13.1)	(173.5)	662.5
Amortization of unearned ESOP shares		(0.2)			5.9		5.7
Purchase of treasury stock (44,613 shares)						(1.0)	(1.0)
Exercise of stock options (135,846 shares)			(0.7)			3.0	2.3
Other unearned compensation					0.6		0.6
Stock compensation (31,152 shares)		(0.8)	(0.2)			0.8	(0.2)
Tax benefit from shareholder transactions		0.7					0.7
Comprehensive loss:
Net loss			(1.7)				(1.7)
Net change in cumulative translation adjustment				(9.1)			(9.1)
Minimum pension liability adjustments (net of income tax benefit of $3.7)				(6.3)			(6.3)
Reclassification adjustments for loss on available-for-sale securities included in net loss (net of income tax provision of $0.3)				0.5			0.5
Cash flow hedging (net of income tax provision of $0.7)				1.7			1.7

Comprehensive loss							(14.9)

Balance as of December 31, 2001	$0.4	$1,030.3	$(93.4)	$(104.3)	$(6.6)	$(170.7)	$655.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

Imation Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)
	2001	2000	1999
Cash Flows from Operating Activities
Net (loss) income	$(1.7)	$(4.4)	$43.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	42.8	53.5	72.4
Amortization	11.3	68.8	15.3
Deferred income taxes	(33.4)	(10.0)	(15.1)
Restructuring and other special items	56.5	32.2	—
Accounts receivable	(4.2)	59.2	24.7
Inventories	(10.5)	46.6	10.2
Other current assets	16.5	16.0	(25.3)
Accounts payable	6.7	(19.7)	(6.8)
Accrued payroll and other current liabilities	29.6	(48.3)	(25.3)
Other operating activities	14.6	(1.9)	(9.3)

Net cash provided by operating activities	128.2	192.0	84.7
Cash Flows from Investing Activities
Capital expenditures	(47.0)	(50.5)	(64.1)
Capitalized software	(4.3)	(3.3)	—
Proceeds from sale of businesses	50.0	—	201.9
Other investing activities	1.1	(4.5)	5.0

Net cash (used in) provided by investing activities	(0.2)	(58.3)	142.8
Cash Flows from Financing Activities
Net change in short-term debt	(9.9)	(2.5)	3.5
Other borrowings of debt	—	—	53.1
Other repayments of debt	—	(1.0)	(83.7)
Purchase of treasury stock	(1.0)	(66.5)	(86.8)
Exercise of stock options	2.3	7.6	12.9
Decrease in unearned ESOP shares	5.9	7.7	6.0

Net cash used in financing activities	(2.7)	(54.7)	(95.0)
Effect of exchange rate changes on cash and equivalents	(5.2)	(3.9)	(2.1)

Change in cash and equivalents	120.1	75.1	130.4
Cash and equivalents—beginning of year	269.7	194.6	64.2

Cash and equivalents—end of year	$389.8	$269.7	$194.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

        Imation Corp. (Imation or the Company), a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of Minnesota Mining and Manufacturing Company (3M). The Company develops, manufactures, and markets magnetic and optical removable data storage products and provides data storage services to information technology systems users. Additionally, until the sale of the color proofing and color software business effective December 31, 2001 (see Note 3), the Company was an active participant in the graphic arts industry as a manufacturer and marketer of products and services for the capture, enhancement, management, and transmission of color images. The Company also maintains a business that provides call center, help desk support, spare parts logistics, and field service to end-user customers through the Company's relationships with Original Equipment Manufacturers (OEMs) of wide format color and imaging equipment; provides repair service to large OEMs of wide-format color and imaging equipment; and is a systems integrator for customers with wide-format engineering document imaging systems migrating from analog to digital.

BASIS OF PRESENTATION

        On December 31, 2001, the Company closed on the sale of its worldwide color proofing and color software business. The results of operations for this business are included in continuing operations within the Color Technologies business segment for all periods presented. The balance sheet as of December 31, 2001 excludes all assets and liabilities which were included in the sale. On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business and its manufacturing facility in Ferrania, Italy. This sale completed the disposition of the Company's Medical Imaging and Photo Color Systems segment and, therefore, these operations are presented in the Company's Consolidated Statements of Operations as discontinued operations for 1999. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.

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

        FOREIGN CURRENCY.    Local currencies are considered the functional currencies outside the U.S., except for Imation Europe B.V., the Company's European holding company, and subsidiaries located in highly inflationary economies, where the U.S. dollar is considered the functional currency. Effective January 1, 2001, Imation Europe B.V. changed its functional currency to the Euro. The impact of this change on the consolidated financial statements was not material. Generally, income and expense items are translated at average rates of exchange prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders' equity. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. Net foreign currency exchange impacts included in results of operations were not material in all periods presented.

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

        OTHER FINANCIAL INSTRUMENTS.    The Company's other financial instruments consist principally of cash and equivalents, and short-term receivables and payables, for which their current carrying amounts approximate fair market value. Investments primarily include venture capital investments accounted for on a cost basis.

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

        INTANGIBLE ASSETS.    Intangible assets consist primarily of capitalized software. The Company capitalizes certain external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized over their estimated useful lives, which generally range from three to eight years. The carrying amount of intangible assets is periodically reviewed to assess the remaining useful lives and the recoverability based on undiscounted expected future cash flows. In 2000, the Company shortened the useful life of the majority of its capitalized software (see Note 15).

        RECENT ACCOUNTING PRONOUNCEMENTS.    In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which addresses accounting and financial reporting for business combinations. This statement is effective in its entirety for the Company on January 1, 2002. Also in 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses accounting and financial reporting for intangible assets acquired individually or with a group of other assets, except for those acquired in a business combination. This statement is effective in its entirety for the Company on January 1, 2002. The Company does not believe that adoption of these statements will have a material impact on its results of operations or financial position.

        Also in 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt this statement in 2002 and is in the process of determining the extent to which this statement will impact its results of operations or financial position.

        REVENUE RECOGNITION.    In 2000, the Company changed its revenue recognition policy for product revenues, such that revenue is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers (see Note 16). Revenue from services is recognized upon performance. Revenue from service contracts is deferred and recognized over the life of the contracts as service is performed.

        RESEARCH AND DEVELOPMENT COSTS.    Research and development costs are charged to expense as incurred.

        ADVERTISING COSTS.    Advertising costs are charged to expense as incurred and totaled approximately $28 million, $28 million, and $35 million in 2001, 2000, and 1999, respectively.

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

        COMPREHENSIVE INCOME.    Comprehensive income (loss) for the Company includes net income (loss), the effects of currency translation, unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, and minimum pension liability adjustments. Comprehensive income (loss) for all periods presented is included in the Consolidated Statements of Shareholders' Equity.

        EARNINGS PER SHARE.    Basic earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for Employee Stock Ownership Plan (ESOP) shares not allocated to employee accounts. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding for:

Years Ended December 31, (In millions)	2001	2000	1999
Weighted average number of shares outstanding during the period	35.2	35.8	38.3
Weighted average number of shares held by the ESOP not yet allocated	(0.4)	(0.7)	(1.0)

Weighted average common shares outstanding	34.8	35.1	37.3
Potential common shares resulting from the assumed exercise of stock options	—	—	0.3

Total weighted average common shares and common share equivalents	34.8	35.1	37.6

        For 2001 and 2000, options to purchase 4.6 million and 5.4 million shares, respectively, of the Company's common stock were not included in the calculation of diluted earnings per share because the Company had net losses and to do so would have been antidilutive. As of December 31, 1999, the number of such antidilutive options excluded from the computation was immaterial.

NOTE 3—DIVESTITURES

        On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. Under the terms of the agreement, KPG paid the Company $50 million in cash on December 31, 2001. This amount is shown as proceeds from sale of businesses in the Consolidated Statement of Cash Flows for the year ended December 31, 2001. The Company recorded a pre-tax gain of $1.9 million ($1.3 million after taxes) net of related costs in restructuring and other in the Consolidated Statement of Operations for the year ended December 31, 2001.

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

        On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement, and certain other associated businesses, to Schroder Ventures, through Schroder Ventures' wholly owned affiliate, Ferrania Lux, S.A.R.L. The $58.9 million of proceeds from this sale are shown as a component of proceeds from sale of businesses in the Consolidated Statement of Cash Flows for the year ended December 31, 1999. As a result of this transaction, the Company recorded a loss of $3.0 million, net of income tax benefits of $7.1 million, in 1999.

        Kodak has challenged the Company's claim for the full $25.0 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the Medical Imaging Sale. The Company has retained cash, as reflected in its financial statements, which it collected on behalf of Kodak in an amount approximately equal to the disputed items. While the Company cannot predict with certainty the outcome of these disputes, it believes its positions are supported by the applicable contractual terms.

        In connection with the sale of the Medical Imaging and Photo Color Systems businesses, the Company received reimbursement for certain transition services and distribution agreements that the Company had agreed to provide Kodak and Schroder Ventures. Reimbursements for these transition services are presented as reductions of general and administrative expenses in the Consolidated Statements of Operations. These transition services substantially ended as of December 31, 2000.

        As a result of the sale of the Photo Color Systems business and the Ferrania Facility, the Company completed the disposition of its Medical Imaging and Photo Color Systems segment. As such, the Company's Consolidated Statements of Operations present the Photo Color Systems business as discontinued operations for 1999. Income from operations of the discontinued business includes interest expense allocations based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

        The results of discontinued operations for the year ended December 31, 1999 were as follows:

($ In millions)
Net revenues	$124.7
Income before income taxes	9.3
Income tax provision	4.7

Income from operations of discontinued business, net of income taxes	4.6
Loss on disposal of discontinued business, net of income taxes	(3.0)

Total discontinued operations	$1.6

NOTE 4—SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)	2001	2000
Accounts Receivable
Accounts receivable	$163.9	$189.1
Less allowances	(13.6)	(17.7)

Accounts receivable, net	$150.3	$171.4
Inventories
Finished goods	$86.1	$95.7
Work in process	14.5	17.5
Raw materials and supplies	29.7	28.0

Total inventories	$130.3	$141.2
Other Current Assets
Deferred income taxes	$35.6	$34.3
Restricted cash	10.0	23.7
Other	40.9	45.9

Total other current assets	$86.5	$103.9
Property, Plant and Equipment
Land	$3.0	$3.2
Buildings and leasehold improvements	130.0	134.2
Machinery and equipment	624.2	768.2
Construction in progress	16.5	32.7

Total	$773.7	$938.3
Less accumulated depreciation	(602.5)	(737.6)

Property, plant and equipment, net	$171.2	$200.7
Other Assets
Deferred income taxes	$91.3	$56.7
Capitalized software	15.8	21.4
Other	18.5	22.9

Total other assets	$125.6	$101.0
Other Current Liabilities
Employee separation costs	$27.3	$11.8
Rebates	35.7	47.8
Income taxes	37.2	2.0
Deferred revenue	11.8	14.8
Other	111.4	91.0

Total other current liabilities	$223.4	$167.4
Other Liabilities
Pension	$32.8	$15.1
Other	18.0	19.2

Total other liabilities	$50.8	$34.3
Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(98.8)	$(89.7)
Minimum pension liability adjustments	(6.3)	—
Unrealized loss on available-for-sale securities	—	(0.5)
Cash flow hedging	0.8	(0.9)

Total accumulated other comprehensive loss	$(104.3)	$(91.1)

NOTE 5—RESTRUCTURING AND OTHER SPECIAL CHARGES

        In 2001, the Company recorded $54.5 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses, and rationalize its data storage manufacturing. The charges include $29.0 million for employee separation programs related to a headcount reduction of approximately 500 employees, of which approximately 40 percent relate to administrative structure and 55 percent relate to the non-data storage businesses. The Company also recorded a $2.0 million special charge reflecting inventory write-downs in cost of goods sold. During 2001, the Company made cash payments of $2.4 million related to the reduction of approximately 100 employees. The majority of the severance and other payments associated with this restructuring are expected to be completed in 2002.

        The following table represents the activity related to the 2001 restructuring program:

(In millions)	Program Amounts	Cumulative Usage	Balance as of December 31, 2001
Severance	$29.0	$(2.4)	$26.6
Asset impairments	18.8	(18.8)	—
Other	6.7	(3.6)	3.1

Total	$54.5	$(24.8)	$29.7

        In 2000, the Company recorded a $24.6 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. The charges include $15.9 million for employee separation programs related to a headcount reduction of approximately 430 employees. The reduction in employee positions affected all business units and corporate staff, with approximately 60 percent of the headcount reductions due to rationalization of manufacturing within the Data Storage and Information management (DS&IM) business. The Company also recorded $10.2 million in special charges comprised of $7.9 million of inventory write-downs in cost of goods sold and $2.3 million of charges in selling, general and administrative expense. In 2000, the Company also reversed $2.6 million of restructuring charges related to the 1997 and 1998 programs described below. This amount is reflected in the net restructuring charges of $22.0 million in 2000.

        In 1997 and 1998, the Company recorded charges to restructure its worldwide operations in order to improve the Company's competitive position, to focus resources on areas of strength and on growth opportunities, to reduce costs and eliminate unnecessary structure, and to write down assets. The activities related to these programs were substantially completed as of December 31, 2001.

        During 2001, 2000, and 1999, the Company made cash payments of $13.0 million, $20.9 million, and $20.0 million, respectively, related to the 2000, 1998, and 1997 restructuring programs. The remaining restructuring balances related to these programs consist of $0.7 million for severance and $2.6 million for other payments. The remaining activities associated with these programs are expected to be completed in 2002. Since the inception of these restructuring programs through December 31, 2001, the Company has reduced its headcount related to continuing operations by approximately 2,500, which includes both voluntary and involuntary employee reductions.

NOTE 6—INCOME TAXES

        The components of (loss) income from continuing operations before income taxes and cumulative effect of accounting change are as follows:

(In millions)	2001	2000	1999
U.S.	$(20.6)	$(51.0)	$47.7
International	13.8	24.7	21.6

Total	$(6.8)	$(26.3)	$69.3

        The income tax (benefit) provision from continuing operations before cumulative effect of accounting change is as follows:

(In millions)	2001	2000	1999
Currently payable (refundable)
Federal	$22.8	$(12.0)	$52.0
State	2.1	(1.1)	5.8
International	3.4	3.3	2.3
Deferred
Federal	(29.8)	(17.0)	(35.7)
State	(2.8)	(1.6)	(4.0)
International	(0.8)	3.1	6.6

Total	$(5.1)	$(25.3)	$27.0

        The components of net deferred tax assets and (liabilities) are as follows:

(In millions)	2001	2000
Receivables	$4.3	$0.1
Inventories	10.1	7.9
Capitalized software	(0.1)	(2.3)
Property, plant and equipment	1.5	(6.9)
Payroll and severance	20.8	4.8
Foreign tax credit carryforwards	29.0	17.4
Net operating loss carryforwards	19.5	44.1
Accrued liabilities	10.6	18.6
Research and experimentation costs	42.1	28.9
Other, net	5.8	8.8
Valuation allowance	(19.7)	(30.9)

Net deferred tax assets	$123.9	$90.5

        The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and foreign tax credit carryforwards. Of the aggregate net operating loss carryforwards, $24.2 million expire at various times between 2004 and 2020, and $30.8 million may be carried forward indefinitely. Certain foreign net operating loss carryforwards are subject to adjustment by foreign tax authorities. The foreign tax credit carryforwards expire by 2006.

        The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income, primarily in the U.S. The Company believes that it will generate sufficient future taxable income to recover the Company's recorded net deferred tax assets.

        The (benefit) provision for income taxes from continuing operations before cumulative effect of accounting change differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

(In millions)	2001	2000	1999
Tax at statutory U.S. tax rate	$(2.4)	$(9.2)	$24.3
State income taxes, net of federal benefit	(0.4)	0.3	1.8
Net effect of international taxes	(3.9)	4.8	0.6
Restructuring of European operations	—	(22.0)	—
Other	1.6	0.8	0.3

Income tax (benefit) provision	$(5.1)	$(25.3)	$27.0

        As of December 31, 2001, approximately $219.4 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S. It is not practical to determine the amount of incremental tax that might arise if these earnings were to be remitted.

        As a result of income tax refunds, net cash received for income taxes was $12.2 million in 2001. Cash paid for income taxes, relating to both continuing and discontinued operations, was $13.4 million and $20.0 million in 2000 and 1999, respectively.

NOTE 7—DEBT

        The Company had no outstanding long-term debt as of December 31, 2001 or 2000.

        The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. This Loan Agreement was set to expire on December 31, 2001; however, the agreement was amended to extend the Loan Agreement by two years with essentially the same terms, and to reduce the size to $100.0 million. The amended Loan Agreement expires December 31, 2003. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $175.0 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company's interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.75 percent and 1.25 to 2.25 percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company's foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth and borrowing base availability, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. Borrowing availability as of December 31, 2001 was $81.4 million. No borrowings were outstanding under the Loan Agreement as of December 31, 2001.

        No borrowings were outstanding under the Loan Agreement as of December 31, 2001 and 2000. As of December 31, 2001 and 2000, the Company had outstanding letters of credit of $18.8 million and $4.0 million, respectively, in the U.S.

        Short-term debt as of December 31, 2001 and 2000 was $12.8 million and $23.7 million, respectively, which consisted primarily of local borrowings by international subsidiaries. These borrowings have original maturities of one year or less and have a weighted average interest rate of 2.2 percent and 4.7 percent as of December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had an additional $33.5 million available under credit facilities held by various subsidiaries outside the U.S.

        The Company estimates that the fair value of its short-term debt approximates the carrying amount as of December 31, 2001 and 2000.

        The Company's interest expense for 2001, 2000, and 1999 was $1.4 million, $2.2 million, and $2.1 million, respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $1.7 million, $2.1 million, and $2.8 million, respectively.

NOTE 8—DERIVATIVES AND HEDGING ACTIVITIES

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

        Beginning January 1, 2001, substantially all of the Company's intercompany sales to Europe are denominated in Euros. The Company purchased options as hedges of a portion of the anticipated 2002 and 2001 sales that qualify as cash-flow hedges. These option contracts range in duration from one to twelve months. Hedge costs of $2.5 million were reclassified into operations for the year ended December 31, 2001. Amounts reclassified into operations for the year ended December 31, 2000 were not significant.

        Upon adoption of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive income (loss) to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments. The adjustment did not have a significant impact on the Company's financial position or results of operations at adoption. The amount of accumulated net deferred gains on foreign currency cash flow hedges included in other comprehensive income (loss) in shareholders' equity as of December 31, 2001 was $1.3 million, pre-tax, all of which is expected to reverse in 2002.

        As of December 31, 2001 and 2000, the fair value of the Company's foreign currency forward and option contracts outstanding was $3.5 million and $1.0 million, respectively. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

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

NOTE 9—LEASES

        Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $14.1 million, $13.9 million, and $12.1 million in 2001, 2000, and 1999, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2001:

(In millions)	2002	2003	2004	2005	2006	Thereafter	Total
Minimum lease payments	$10.9	$9.2	$5.6	$1.3	$0.7	$1.3	$29.0

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

        During the first quarter of 1997, the Company's Board of Directors authorized the repurchase of up to 6 million shares of the Company's common stock. During the first and second quarters of 1997, approximately 2.5 million shares were repurchased. On January 26, 1999, the Company announced an incremental increase of 6.5 million shares to the remaining open share repurchase authorization, to bring the total to 10 million shares. A minimal number of shares was repurchased during 2001. During 2000 and 1999, the Company repurchased approximately 2.4 million and 4.4 million shares, respectively. As of December 31, 2001, the Company held 7.6 million shares of treasury stock acquired at an average price of $22.46 per share.

NOTE 11—BUSINESS SEGMENT INFORMATION

        The Company's current businesses are organized, managed and internally reported as three segments differentiated primarily by their products and services, but also by the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media, services and solutions for use in the mobile and desktop, network and enterprise data center markets; Color Technologies, whose principal products include printing and color proofing systems, printing films and plates for the graphic arts marketplace, and carbonless paper, such as multi-part business forms; and Digital Solutions and Services, which provides 24-hour technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation.

Business Segment Information (In millions)		Data Storage and Information Management	Color Technologies	Digital Solutions and Services		Corporate, Other and Unallocated			Total
Net revenues(1)	2001 2000 1999	$875.9 866.6 952.1	$211.8 273.1 339.8	$86.8 94.3 114.1			$2.0 0.9 6.6		$1,176.5 1,234.9 1,412.6

Operating income (loss)(1)	2001 2000 1999	$52.5 24.4 31.9	$9.9 19.9 37.8	$(8.4 (0.3 (2.0	) ) )		$(60.2 (91.1 (4.3	) ) )	$(6.2 (47.1 63.4	) )

Assets(2)	2001 2000 1999	$406.4 375.5 460.6	$18.1 105.0 147.4	$27.6 33.7 47.2			$601.6 473.7 472.4		$1,053.7 987.9 1,127.6

Depreciation and Amortization(2)	2001 2000 1999	$33.0 45.3 55.2	$13.2 14.8 25.0	$2.2 1.4 3.5			$5.7 60.8 4.0		$54.1 122.3 87.7

Capital Expenditures(2)	2001 2000 1999	$39.3 40.9 47.9	$7.0 7.9 8.6	$0.7 1.7 1.0		$	— — 6.6		$47.0 50.5 64.1

(1)
The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company's disclosable business segments, general overhead which was previously allocated to the Medical Imaging Systems and Photo Color Systems businesses, accelerated software amortization discussed in Note 15, restructuring and other special charges and credits discussed in Note 5, and the gain on sale of the color proofing and color software business to KPG.
(2)
Segment assets primarily include accounts receivable, inventory, and net property, plant and equipment associated with the Company's disclosable business segments. Assets included in Corporate, Other and Unallocated are cash and equivalents, deferred income taxes, certain unallocated net property, plant and equipment, assets of divested and discontinued businesses, and other miscellaneous assets. Depreciation and amortization and capital expenditure amounts include amounts associated with these assets, as well as the accelerated software amortization discussed in Note 15. Assets in Color Technologies for 2001 exclude the assets transferred to KPG with the sale of the color proofing and color software business.

        The following table presents information about the Company by geographic area.

(In millions)		United States	International	Total Company
Net revenues(1)	2001 2000 1999	$647.5 678.7 783.4	$529.0 556.2 629.2	$1,176.5 1,234.9 1,412.6

Long-lived assets(2)	2001 2000 1999	$181.1 202.8 255.9	$15.2 29.5 54.1	$196.3 232.3 310.0

(1)
Net revenues are classified into geographic areas based on destination.
(2)
Includes net property, plant and equipment, intangible and other non-current assets excluding deferred income taxes and certain investments.

NOTE 12—RETIREMENT PLANS

        The Company has various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. Total pension expense was $17.9 million, $15.1 million, and $15.5 million in 2001, 2000, and 1999, respectively. Net pension cost is reported on a continuing operations basis, whereas the funded status of the pension plans includes both continuing and discontinued operations.

        The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

U.S. Plan (In millions)	2001	2000
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$85.5	$69.5
Service cost	13.0	13.6
Interest cost	6.1	4.9
Actuarial loss	2.9	1.0
Benefits paid	(6.2)	(5.8)
Special termination benefits(1)	3.3	2.3

Projected benefit obligation, end of year	$104.6	$85.5
Change in plan assets
Plan assets at fair value, beginning of year	$78.7	$79.5
Actual return on plan assets	(5.2)	(4.1)
Company contributions	9.1	9.1
Benefits paid	(6.2)	(5.8)

Plan assets at fair value, end of year	$76.4	$78.7
Accrued pension cost
Funded status of the plan	$(28.2)	$(6.8)
Unrecognized net loss (gain)	8.7	(4.8)

Total accrued pension cost	$(19.5)	$(11.6)
Amount recognized in financial statements
Accrued pension liability	$(28.0)	$(11.6)
Accumulated other comprehensive loss—pre-tax	8.5	—

Total recognized	$(19.5)	$(11.6)
Assumptions, end of year	2001	2000	1999
Discount rate	7.25%	7.50%	7.25%
Expected return on plan assets (for following year)	9.00%	9.00%	7.50%
Rate of compensation increase	4.75%	4.75%	4.75%

Net periodic pension cost includes the following components:

(In millions)	2001	2000	1999
Total cost
Service cost	$13.0	$13.6	$14.3
Interest cost	6.1	4.9	4.1
Expected return on plan assets	(7.0)	(5.6)	(4.4)
Special termination benefits(1)	4.9	2.3	1.2
Recognized net actuarial gain	—	(0.3)	—
Discontinued operations	—	—	(1.6)

Net periodic pension cost	$17.0	$14.9	$13.6

(1)
In 2001, $2.6 million was recognized for curtailment and other benefits for employees transferred to KPG as part of the sale of the color proofing and color software business (see Note 3), including $1.6 million of recognized net actuarial loss. In addition, $2.3 million was recognized for restructuring charges. In 2000, $2.3 million was also recognized for restructuring charges. In 1999, $1.2 million was recognized for curtailment and other benefits for employees transferred to Schroder Ventures as part of the sale of the Photo Color Systems business (see Note 3).

International Plans (In millions)	2001	2000
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$55.7	$57.5
Service cost	0.9	1.0
Interest cost	2.7	2.9
Foreign exchange rate changes	(3.0)	(4.2)
Actuarial gain	(1.7)	—
Benefits paid	(1.0)	(1.2)
Transfer of obligations(2)	(3.5)	(0.3)

Projected benefit obligation, end of year	$50.1	$55.7
Change in plan assets
Plan assets at fair value, beginning of year	$47.0	$51.1
Actual return on plan assets	(1.5)	(0.3)
Foreign exchange rate changes	(2.2)	(3.6)
Company contributions	0.8	1.2
Benefits paid	(1.0)	(1.2)
Transfer of assets(2)	(3.5)	(0.2)

Plan assets at fair value, end of year	$39.6	$47.0
Accrued pension cost
Funded status of plan	$(10.5)	$(8.7)
Unrecognized items	9.2	7.4

Total accrued pension cost	$(1.3)	$(1.3)
Amount recognized in financial statements
Prepaid pension cost	$2.0	$2.2
Accrued pension liability	(4.8)	(3.5)
Accumulated other comprehensive loss—pre-tax	1.5	—

Total recognized	$(1.3)	$(1.3)
Assumptions, end of year	2001	2000	1999
Discount rate	5.20%	5.20%	5.00%
Expected return on plan assets (for following year)	6.60%	6.90%	6.75%
Rate of compensation increase	3.50%	3.90%	3.75%

Net periodic pension cost includes the following components:

(In millions)	2001	2000	1999
Total cost
Service cost	$0.9	$1.0	$1.1
Interest cost	2.7	2.9	3.0
Expected return on plan assets	(3.0)	(3.3)	(3.2)
Amortization of unrecognized items and other	0.3	(0.4)	1.0

Net periodic pension cost	$0.9	$0.2	$1.9

(2)
2001 includes certain benefit obligations and related plan assets transferred as a result of the color proofing and color software business sale. 2000 includes certain benefit obligations and related plan assets transferred as a result of the Photo Color Systems business sale.

NOTE 13—EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLANS

        The Company sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to save up to 15 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches employee contributions 100 percent on the first three percent of eligible compensation and 25 percent on the next three percent of eligible compensation. The Company also sponsors a variable compensation program, in which the Company may, at its option, contribute up to three percent of eligible employee compensation to employees' 401(k) retirement accounts, depending upon Company performance.

        The Company established an ESOP during 1996 as a cost-effective way of funding the employee retirement savings benefits noted above. The ESOP borrowed $50.0 million from the Company in 1996 and used the proceeds to purchase approximately 2.2 million shares of the Company's common stock, with the ESOP shares pledged as collateral for the debt. The Company makes monthly contributions to the ESOP to cover the debt service plus an additional amount so that the total contribution releases shares to satisfy the Company's matching requirements. As the debt is repaid, shares are released from collateral, and these shares are allocated to employee accounts as they are earned. The shares not yet allocated to employee accounts are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company reports compensation expense equal to the current market price of the shares allocated to employee accounts, and all such shares are considered outstanding for the computation of earnings per share.

        The ESOP shares as of December 31, 2001 and 2000 are as follows:

	2001	2000
Released and allocated shares	1,886,599	1,630,759
Unallocated shares	289,288	545,128

Total original ESOP shares	2,175,887	2,175,887

Fair value of unallocated shares as of December 31	$6,242,835	$8,449,000

        Total expense related to the ESOP was $5.7 million, $7.9 million, and $6.1 million in 2001, 2000, and 1999, respectively.

NOTE 14—EMPLOYEE STOCK PLANS

        The Company currently has stock options outstanding under the Imation 1996 Employee Stock Incentive Program (the Employee Plan), the Imation 1996 Directors Stock Compensation Program (the Directors Plan), and the Imation 2000 Stock Incentive Plan (the Incentive Plan).

        The Employee Plan was approved and adopted by 3M on June 18, 1996, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Employee Plan may not exceed 6 million. All shares subject to awards under the Employee Plan that are canceled or terminated will be available again for issuance pursuant to awards under the Employee Plan. Grant prices are generally equal to the fair market value of the Company's common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the Incentive Plan, no further shares are available for grant under the Employee Plan.

        The Directors Plan was also approved and adopted by 3M, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options with a term of ten years and generally become exercisable one year after grant date. Grant prices are generally equal to the fair market value of the Company's common stock at the date of grant. As of December 31, 2001 and 2000, there were 349,917 shares and 394,071 shares available for grant under the Directors Plan, respectively.

        The Incentive Plan was approved and adopted by Imation's shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that may be issued or awarded under the Incentive Plan may not exceed 4 million. All shares under the plan that are canceled or terminated will be available again for issuance pursuant to awards under the Incentive Plan. Grant prices are generally equal to the fair market value of the Company's common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to four years after grant date. As of December 31, 2001 and 2000, there were 3,151,352 shares and 3,222,510 shares available for grant under the Incentive Plan, respectively.

        The following table summarizes stock option activity for 2001, 2000, and 1999:

	Year Ended December 31, 2001		Year Ended December 31, 2000		Year Ended December 31, 1999
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,358,763	$24.13	4,319,681	$21.43	3,695,310	$22.49
Granted	242,350	22.03	1,930,490	29.46	1,502,291	19.11
Exercised	(135,846)	17.35	(322,933)	21.89	(582,092)	21.26
Canceled	(844,750)	26.44	(568,475)	22.86	(295,828)	25.68

Outstanding, end of year	4,620,517	23.80	5,358,763	24.13	4,319,681	21.43
Exercisable, end of year	2,874,584	23.07	2,265,669	22.53	1,905,531	22.87

        The following table summarizes information about stock options outstanding as of December 31, 2001:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Options Outstanding—Weighted Average Exercise Price	Options Exercisable	Options Exercisable—Weighted Average Exercise Price
$ 0.73 to $10.39	6,583	1.3 years	$1.37	6,583	$1.37
$14.15 to $19.20	1,145,990	6.4 years	$17.51	625,590	$17.61
$19.56 to $23.95	1,197,755	5.2 years	$22.69	1,005,330	$22.71
$24.41 to $27.65	962,970	4.9 years	$24.90	846,307	$24.92
$28.15 to $33.05	1,307,219	7.6 years	$29.62	390,774	$29.12

$ 0.73 to $33.05	4,620,517	6.1 years	$23.80	2,874,584	$23.07

        The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. If the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123, pro forma pre-tax losses would have been $9.0 million higher ($5.5 million after taxes or $0.16 per basic and diluted share) for 2001 and $10.3 million higher ($6.3 million after taxes or $0.18 per basic and diluted share) for 2000, and pro forma pre-tax income would have been $5.8 million lower ($3.6 million after taxes or $0.10 per basic and diluted share) for 1999.

        The weighted average fair values at date of grant for options granted by the Company, all of which had exercise prices equal to the market price on the grant date, were $9.18, $13.80, and $8.16 in 2001, 2000, and 1999, respectively.

        The fair values at date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Volatility	45%	45%	41%
Risk free interest rate	4.69%	6.67%	5.33%
Expected life (months)	51	56	59
Dividend growth	Zero	Zero	Zero

NOTE 15—CAPITALIZED SOFTWARE AMORTIZATION

        During the last half of 2000, the Company abandoned certain components of its current computer software system at various dates through the end of first quarter 2001. Accordingly, the Company shortened the estimated useful life of the majority of its capitalized software such that this portion was fully amortized by the end of first quarter 2001. The Company recorded $60.8 million in pre-tax charges in 2000, and an additional $5.7 million in pre-tax charges in the first quarter 2001 related to the amortization of this software being abandoned. These were all non-cash charges.

NOTE 16—CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

NOTE 17—COMMITMENTS AND CONTINGENCIES

        The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2001, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2001 would not be material to the Company's financial position.

        On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company's sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 3 to the Consolidated Financial Statements). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief. The Company disputes any liability to Jazz Photo and is vigorously defending the action. Over the course of 2001, discovery continued and the parties continued to litigate the scope of document production and discovery that will be required in the action.

        On October 1, 2001, the Company filed a lawsuit in the Federal District Court in St. Paul, Minnesota, charging Quantum Corporation with violations of Sections 1 and 2 of the Sherman Antitrust Act, including price fixing and conspiracy to monopolize the production and sale of data storage tape compatible with Quantum's digital linear tape (DLT) tape drives. The Company has amended the complaint to include Hitachi Maxell, Ltd. as an additional defendant and to add Quantum's attempt to monopolize the production and sale of data storage tape compatible with Quantum's S-DLT tape drives. The lawsuit specifically charges that Quantum has fixed prices on DLT-compatible tape, invited Imation to join an illegal tape cartel, inappropriately extended patents on licensed DLT tape drives to tape media as a way to enforce its monopoly hold on the tape market, and misrepresented DLT-compatible tape as an open standard with competitive pricing. The complaint seeks an injunction barring Quantum from further violations of antitrust law in this market and recovery of damages of at least $150 million.

        On October 3, 2001, Quantum Corporation filed a lawsuit in the Superior State Court in California in Santa Clara County seeking to prohibit Imation from selling its digital linear tape for use on Quantum DLT tape drives. The lawsuit accuses Imation of misappropriation of trade secrets, deceptive and misleading advertising, and unfair business practices. The Company disputes any liability to Quantum and is vigorously defending the action. Quantum also filed a motion for a preliminary injunction to block Imation from selling Black Watch™ Digital Linear Tape IV cartridges. The court issued a preliminary injunction that allowed the Company to sell its Black Watch Digital Linear Tape IV cartridges but required that the Company pay Quantum a 30 percent royalty on those revenues (as set forth in the license agreement between the parties) during the interim until the claims are resolved. The Company has filed an appeal of this decision disputing the imposition of the royalty payment.

NOTE 18—QUARTERLY DATA (UNAUDITED)

(In millions, except per share amounts)	First	Second	Third	Fourth	Total(1)
2001
Net revenues	$299.9	$283.4	$279.3	$313.9	$1,176.5
Gross profit	87.2	86.3	85.0	88.6	347.1
Operating income (loss)	6.1	12.9	13.4	(38.6)	(6.2)
Net income (loss)	4.9	9.9	10.1	(26.6)	(1.7)
Earnings (loss) per common share:
Basic	$0.14	$0.28	$0.29	$(0.76)	$(0.05)
Diluted	0.14	0.28	0.29	(0.76)	(0.05)
2000
Net revenues	$328.6	$307.1	$290.7	$308.5	$1,234.9
Gross profit	102.1	94.4	68.8	92.0	357.3
Operating income (loss)	17.9	13.3	(59.2)	(19.1)	(47.1)
Income (loss) before cumulative effect of accounting change	20.1	13.5	(33.6)	(1.0)	(1.0)
Cumulative effect of accounting change	(3.4)	—	—	—	(3.4)
Net income (loss)	16.7	13.5	(33.6)	(1.0)	(4.4)
Earnings (loss) per common share, before cumulative effect of accounting change:
Basic	$0.56	$0.39	$(0.97)	$(0.03)	$(0.03)
Diluted	0.55	0.38	(0.97)	(0.03)	(0.03)
Loss per common share, cumulative effect of accounting change:
Basic	$(0.09)	—	—	—	$(0.10)
Diluted	(0.09)	—	—	—	(0.10)
Earnings (loss) per share, net income:
Basic	$0.47	$0.39	$(0.97)	$(0.03)	$(0.13)
Diluted	0.46	0.38	(0.97)	(0.03)	(0.13)

(1)
For total year 2000, the sum of the quarterly earnings per share does not equal the annual earnings per share due to changes in average shares outstanding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

        Except where otherwise noted, the information required by Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. The Company will file its definitive proxy statement pursuant to Regulation 14A by April 30, 2002.

Item 10.    Directors and Executive Officers of the Registrant.

Board of Directors of the Company

        Richard E. Belluzzo, President and Chief Operating Officer, Microsoft Corp. (a software development and manufacturing company)

        Lawrence E. Eaton, Retired Executive Vice President, 3M (a diversified manufacturer)

        Michael S. Fields, President, The Fields Group (a management consulting firm)

        Linda W. Hart Vice Chairman and Chief Executive Officer, Hart Group, Inc.. (a diversified group of companies primarily involved in residential and commercial building materials)

        Ronald T. LeMay, President and Chief Operating Officer Sprint Corporation (a telecommunications company)

        Marvin L. Mann, Chairman Emeritus, Lexmark International (a supplier of network and personal printers and information processing supplies)

        William T. Monahan, Chairman, President and Chief Executive Officer, Imation Corp.,

        Glen A. Taylor, Chairman, Taylor Corporation (a holding company in the commercial printing area)

        Daryl J. White, Former President and Chief Financial Officer, Legarity, Inc. (a supplier of data and voice communications integrated circuitry), and Former Senior Vice President of Finance and Chief Financial Officer, Compaq Computer Corporation (a computer equipment manufacturer)

Item 11.    Executive Compensation.

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

3.
Exhibits

        The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement dated as of October 17, 2001 between Imation and Kodak Polychrome Graphics (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K Current Report dated January 15, 2002)
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
4.1
Rights Agreement, dated as of June 18, 1996 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)
4.2
Amendment No. 1 to the Rights Agreement dated as of January 12, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K Current Report dated February 8, 1999)

4.3
Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)
4.4
Loan and Security Agreement dated as of December 31, 1998 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bankamerica Business Credit, Inc. as Agent and Collateral Agent, and BankBoston, N.A. and NBD Bank as Syndication Agents and Co-Agents (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K Current Report dated February 8, 1999)
4.5
Amendment to Loan and Security Agreement dated as of November 15, 2001 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bank of America N.A. as Agent and Collateral Agent, and Fleet Capital Corp. and Bank One N.A. as Syndication Agents and Co-Agents
4.6
Amendment to Loan and Security Agreement dated as of December 21, 2001 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bank of America N.A. as Agent and Collateral Agent, and Fleet Capital Corp. and Bank One N.A. as Syndication Agents and Co-Agents
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
10.9*
Form of amended severance agreement between the Company and its executive officers other than William T. Monahan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2001)
10.10*	Summary of transaction bonus agreements between the Company and certain executive officers (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2001)

10.11*	Separation Agreement between Steven D. Ladwig and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2001)
10.12*	Imation 2000 Stock Incentive Plan
21.1	Subsidiaries of Imation Corp. (incorporated by reference to Exhibit 21.1 of the Company's 10-K for the year ended December 31, 2000)
23.1	Consent of Independent Accountants
24.1	Power of Attorney

*
Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

        The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMATION CORP.
By:	/s/ WILLIAM T. MONAHAN William T. Monahan Chairman, President and Chief Executive Officer

Date: March 15, 2002

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7(a). Market Risks
  Item 8. Financial Statements and Supplementary Data.
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
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES