Form 10-Q
period 2002-03-31
IMATION CORP
filed 2002-05-10
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  35,052,677 shares of Common Stock, par value $0.01 per share, were outstanding at April 30, 2002.

IMATION CORP.

PART I.  FINANCIAL INFORMATION

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

 (Unaudited)

	Three months ended March 31,
	2002	2001

Net revenues	$283.7	$299.9
Cost of goods sold	201.8	212.7
Gross profit	81.9	87.2
Operating expenses:
Selling, general and administrative (1)	46.2	64.6
Research and development	11.4	16.5
Total	57.6	81.1
Operating income	24.3	6.1
Other (income) and expense
Interest income	(1.9)	(3.7)
Interest expense	0.3	0.3
Other, net	0.1	2.3
Total	(1.5)	(1.1)
Income before taxes	25.8	7.2
Income tax provision	9.0	2.3
Net income	$16.8	$4.9

Earnings per basic common share	$0.48	$0.14
Earnings per diluted common share	$0.48	$0.14

Weighted average basic shares outstanding	35.0	34.7

Weighted average diluted shares outstanding	35.2	34.8

(1) Selling, general and administrative expenses for the three months ended March 31, 2001 include $5.7 million of amortization related to computer software being abandoned (see Note 10 to Consolidated Financial Statements).

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	March 31,
	2002	December 31,
	(Unaudited)	2001
ASSETS
Current assets
Cash and equivalents	$380.1	$389.8
Accounts receivable - net	162.1	150.3
Inventories	124.3	130.3
Other current assets	89.5	86.5
Total current assets	756.0	756.9
Property, plant and equipment - net	172.8	171.2
Other assets	115.8	125.6
Total assets	$1,044.6	$1,053.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$100.6	$81.8
Accrued payroll	14.6	29.2
Short-term debt	11.6	12.8
Other current liabilities	199.1	223.4
Total current liabilities	325.9	347.2
Other liabilities	53.7	50.8

Shareholders’ equity	665.0	655.7

Total liabilities and shareholders’ equity	$1,044.6	$1,053.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2002	2001

Cash Flows from Operating Activities:
Net income	$16.8	$4.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.4	18.1
Deferred income taxes	9.9	(6.4)
Inventory, accounts receivable and payable changes	12.5	12.8
Other working capital changes	(42.1)	5.1
Other	3.7	2.9
Net cash provided by operating activities	10.2	37.4

Cash Flows from Investing Activities:
Capital expenditures	(10.7)	(11.1)
Other	(0.3)	(0.1)
Net cash used in investing activities	(11.0)	(11.2)

Cash Flows from Financing Activities:
Net change in short-term debt	(1.2)	(6.5)
Purchases of treasury stock	(9.0)	—
Exercise of stock options and other	1.5	0.2
Decrease in unearned ESOP shares	1.7	1.6
Net cash used in financing activities	(7.0)	(4.7)

Effect of exchange rate changes on cash	(1.9)	(4.4)

Net change in cash and equivalents	(9.7)	17.1
Cash and equivalents - beginning of period	389.8	269.7
Cash and equivalents - end of period	$380.1	$286.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2001 Annual Report on Form 10-K.

2. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for ESOP shares not allocated to employee accounts. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.  The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three Months Ended
	March 31,
(In millions)	2002	2001

Weighted average shares outstanding	35.3	35.2

Weighted average ESOP shares not yet allocated	(0.3)	(0.5)

Weighted average basic shares outstanding	35.0	34.7

Dilutive effect of employee stock options	0.2	0.1

Weighted average diluted shares outstanding	35.2	34.8

As of March 31, 2002 and 2001, options to purchase approximately 2.4 million and 3.9 million shares, respectively, of the Company’s common stock were outstanding that were not included in the computation of potential common shares because the effect of the options would be antidilutive.

3.  SUPPLEMENTAL BALANCE SHEET INFORMATION

	March 31,
	2002	December 31,
(In millions)	(Unaudited)	2001

Inventories
Finished goods	$82.6	$86.1
Work in process	13.8	14.5
Raw materials and supplies	27.9	29.7
Total inventories	$124.3	$130.3

Property, Plant and Equipment
Property, plant and equipment	$779.4	$773.7
Less accumulated depreciation	(606.6)	(602.5)
Property, plant and equipment - net	$172.8	$171.2

4.  COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes. Also, see Note 6 to Consolidated Financial Statements

5.  RESTRUCTURING CHARGES AND OTHER SPECIAL CHARGES

In the fourth quarter of 2001, the Company recorded $54.5 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses, and rationalize its data storage manufacturing. The charges include $29.0 million for employee separation programs related to a headcount reduction of approximately 500 employees, of which approximately 40 percent relate to administrative structure and 55 percent relate to the non-data storage businesses.  The cost per employee for this program was higher than the Company's previous restructuring programs because it involved employees with higher average pay.  Since the inception of this program, the Company has reduced its headcount by approximately 150.  During the first quarter of 2002, the Company made cash payments of $4.1 million related to this program, bringing the cumulative cash payments since the inception of the program to $5.7 million. The majority of the severance and other payments associated with this restructuring program are expected to be completed in 2002.

The following table represents the activity related to the 2001 restructuring program:

	Program	Cumulative	Balance as of
(In millions)	Amounts	Usage	March 31, 2002
Severance	$29.0	$(5.7)	$23.3
Asset impairments	18.8	(18.8)	—
Other	6.7	(4.4)	2.3
Total	$54.5	$(28.9)	$25.6

In 2000, the Company recorded a $24.6 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. The charges included $15.9 million for employee separation programs related to a headcount reduction of approximately 430 employees.

During 2002, the Company made cash payments of $2.2 million related to the 2000 restructuring program. The remaining restructuring balance related to this program as of March 31, 2002 consists of $0.4 million for severance and $0.7 million for other payments. The remaining activities associated with this program are expected to be completed in 2002. Since the inception of this restructuring program through March 31, 2002, the Company has reduced its headcount approximately 400, which includes both voluntary and involuntary employee reductions.

6. DIVESTITURES

On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. Under the terms of the agreement, KPG paid the Company $50 million in cash on December 31, 2001. The Company recorded a pre-tax gain of $1.9 million ($1.3 million after taxes), net of related costs in the fourth quarter of 2001.

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

On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement, and certain other associated businesses, to Schroder Ventures, through Schroder Ventures’ wholly owned affiliate, Ferrania Lux, S.A.R.L.

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

7.  COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss consists of the following:

Mimimum

Accumulated

Cumulative

Cash

Pension

Other

Translation

Flow

Liability

Comprehensive

Adjustment

Hedging

Adjustment

Loss

Balance, December 31, 2001	$(98.8)	$0.8	$(6.3)	$(104.3)
First quarter 2002 change	(1.4)	(0.1)	—	(1.5)
Balance, March 31, 2002	$(100.2)	$0.7	$(6.3)	$(105.8)

Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 consists of the following:

	Three Months Ended
	March 31,
(In millions)	2002	2001

Net income	$16.8	$4.9
Changes in cumulative translation adjustment	(1.4)	(8.0)
Cash flow hedging — net	(0.1)	0.6
Unrealized gain on available- for-sale securities — net	—	0.1

Comprehensive income (loss)	$15.3	$(2.4)

8.   BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve.  These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media, services and solutions for use in the mobile and desktop, network and enterprise data center markets; Digital Solutions and Services, which provides technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation; Specialty Papers, which includes carbonless paper, such as multi-part business forms, and videodisc replication.  Color Technologies, whose principal products included printing and color proofing systems, printing films and plates for the graphic arts marketplace, was sold to KPG on December 31, 2001.  Previously, Specialty Papers and Color Technologies were combined and presented as a single segment.  Beginning in 2002, they have been separated and the prior period presentation has been restated to conform to the new presentation as a result of the sale of the color proofing and color software business to KPG.

Business		Data	Digital
Segment		Storage and	Solutions			(1)Corporate,
Information	First	Information	and	Specialty	Color	Other and	Total
(In millions)	Quarter	Management	Services	Papers	Technologies	Unallocated	Company
Net revenues	2002	$252.2	$17.9	$13.6	$—	$—	$283.7
	2001	219.6	22.8	12.1	43.6	1.8	299.9
Operating	2002	$22.2	$(1.1)	$2.2	$—	$1.0	$24.3
Income(loss)	2001	9.6	(1.5)	(0.1)	3.9	(5.8)	6.1

(1) First quarter 2001 operating loss includes $5.7 million of accelerated software amortization discussed in Note 10.

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2001.

9.  DERIVATIVES AND HEDGING ACTIVITIES

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

Beginning January 1, 2001, substantially all of the Company’s intercompany sales to Europe are denominated in Euros.  The Company purchased options as hedges of a portion of the anticipated 2002 and 2001 sales that qualify as cash-flow hedges.  As of March 31, 2002, these option contracts range in duration from one to nine months.  Hedge costs, representing the premium paid on expired options, of $0.4 million were reclassified into operations for the quarter ended March 31, 2002. Amounts reclassified into operations for the quarter ended March 31, 2001 totaled $0.5 million.

The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of March 31, 2002 was $0.7 million, net of tax, all of which is expected to reverse in 2002.

As of March 31, 2002, the fair value of the Company’s foreign currency forward and option contracts outstanding was $2.8 million.  The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

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

11. NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The impact of adopting this accounting standard, which was effective on January 1, 2002, was not material.

****

PricewaterhouseCoopers LLP, the Company’s independent accountants, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.  This report is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountants liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the “Company”) as of March 31, 2002 and the related consolidated statements of operations for the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated January 29, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 23, 2002

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

On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. The financial results for the three months ended March 31, 2001 include the color proofing and color software business.

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

Net revenues of $283.7 million declined 5.4 percent from last year’s revenues of $299.9 million. Excluding the color proofing and color software business from prior year’s revenues, net revenues increased 10.7 percent from last year’s adjusted revenues of $256.3 million. This increase is driven by significant increases in newer product revenues, offset partially by declines related to mature products, resulting in total volume increases of 19.4 percent. Volume increases were offset by price declines of approximately 6.0 percent and negative effects of changes in currency exchange rates of 2.7 percent.

Data Storage and Information Management (DS&IM) revenues increased $32.6 million, or 14.8 percent, to $252.2 million from $219.6 million a year ago. Increases occurred in all major product categories with particular strength in optical media.  The Company exited 2001 with a higher backlog level than is typical and worked down some of this backlog in the first quarter of 2002, accounting for part of the strong revenue growth the Company experienced in the first quarter of 2002. Pricing pressures persisted throughout the period but were significantly less than those experienced in first quarter of 2001.

Digital Solutions and Services (DSS) first quarter 2002 revenues were $17.9 million as compared with $22.8 million a year ago. The $4.9 million decline from first quarter 2001 resulted primarily from customers transitioning from analog to digital and due to discontinuing DSS operations in certain regions outside the United States.

Specialty Papers revenues were $13.6 million as compared with $12.1 million a year ago. Specialty Papers includes carbonless paper, such as multi-part business forms, and videodisc replication.  The increase was partly due to the increased customer demand in anticipation of the Company’s planned closing of the videodisc replication product line.

Gross profit in first quarter 2002 was $81.9 million or 28.9 percent of revenues, compared to $87.2 million, or 29.1 percent of revenues in the year earlier quarter. The quarter over quarter gross profit comparison was negatively affected by the divestiture of the relatively higher gross margin color proofing and color software business, offset by stronger volume growth and lower price erosion in DS&IM.

Selling, general and administrative (SG&A) expenses in first quarter 2002 were $46.2 million or 16.3 percent of revenues, compared to $64.6 million or 21.5 percent of revenues in the year earlier quarter. Excluding special charges of $5.7 million of amortization related to capitalized software that was abandoned, SG&A expenses for the quarter ended March 31, 2001 would have been $58.9 million or 19.6 percent of revenues. The quarter over quarter 3.3 percent points decrease in SG&A excluding special charges as a percent of revenues was a result of divesting the relatively higher SG&A color proofing and color software business, the benefit received from the Company’s 2001 restructuring program, and increased DS&IM revenue in first quarter of 2002.  In addition, transition services fees from KPG offset certain costs previously allocated to the color proofing and color software business. However, the level of transition services payments are expected to decline in the second half of 2002, putting upward pressure on SG&A expenses.

Research and development (R&D) costs were $11.4 million, or 4.0 percent of revenues, as compared to $16.5 million, or 5.5 percent of revenues for the prior year quarter.  The decrease is partially due to the divestiture of the color proofing and color software business which had carried a higher R&D percentage of revenues.  Other factors impacting the decrease included the increase in DS&IM revenues quarter over quarter in addition to a decreased level of factory experimentation as the Company introduced products into the market place.

Operating income in the first quarter of 2002 was $24.3 million, compared with operating income of $6.1 million for the same period last year. Excluding special charges of $5.7 million for amortization related to capitalized software that was abandoned, operating income for the quarter ended March 31, 2001 would have been $11.8 million. The quarter over quarter increase in operating income is due to the factors discussed above.

Other income for the first quarter of 2002 was $1.5 million, comprised primarily of interest earned on cash balances. This compares with $1.1 million a year ago. The quarter over quarter increase was due to currency translation losses in 2001 mostly offset by a decline in interest income in 2002 due to lower short-term interest rates.

The tax rate for the first quarter of 2002 was 35 percent. This compares with a tax rate of 32 percent for the first quarter 2001.  The higher 2002 rate is driven by increased profits earned domestically.

Net income in the first quarter of 2002 was $16.8 million, or $0.48 per basic and diluted share, compared with net income of $4.9 million, or $0.14 per basic and diluted share in the first quarter 2001. Excluding the amortization related to capitalized software that was abandoned, first quarter 2001 net income would have been $8.8 million, or $0.25 per basic and diluted share. The increase of $0.23 per basic and diluted share resulted from higher operating income as discussed above.

Financial Position

Accounts receivable days sales outstanding was 48 days as of March 31, 2002, unchanged from December 31, 2001. The Company had 63 days of inventory supply on hand as of March 31, 2002 compared to 67 days as of December 31, 2001. Inventory levels are expected to increase somewhat in future quarters as the Company improves service levels. Total current liabilities decreased by $21.3 million driven by several factors, the most significant of which was a decline in other current liabilities reflecting usage of the Company’s restructuring accruals, payments related to employee incentive compensation, and reductions in rebate accruals.

Critical Accounting Policies and Estimates

For discussion on critical accounting policies and estimates, see the Company’s 2001 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash provided by operating activities was $10.2 million in first quarter 2002, as compared to $37.4 million in first quarter 2001. The adjustments to net income included depreciation and amortization of $9.4 million in first quarter 2002 and $18.1 million in first quarter 2001. The amortization amount in 2001 includes $5.7 million of accelerated amortization (see Note 10 to Consolidated Financial Statements). Cash used in the first quarter of 2002 related to working capital increases of $29.6 million was due largely to increases in accounts receivable due to revenue growth and payments related to employee incentive compensation and restructuring programs.  This compares to cash provided by working capital of $17.9 million in the comparable period of 2001.

During first quarter of 2002, the Company made total cash payments related to its restructuring programs of approximately $6.3 million. The Company has approximately $26.7 million of cash payments remaining related to its restructuring programs.

Cash used by investing activities was $11.0 million in first quarter of 2002 and $11.2 million in first quarter of 2001. Substantially all investing activities relate to capital spending.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory, and manufacturing machinery and equipment, not to exceed $100 million. Borrowing availability as of March 31, 2002 was $66.0 million. No borrowings were outstanding under the Loan Agreement as of March 31, 2002.  The Loan Agreement expires December 31, 2003.

In addition, certain international subsidiaries have arranged borrowings locally outside of the agreement discussed above. As of March 31, 2002, $11.6 million of short-term borrowings were outstanding under such arrangements.  As of March 31, 2002, the Company’s ratio of debt to total capital was 1.7 percent as compared with 1.9 percent as of December 31, 2001.

The Company’s Board of Directors has authorized the repurchase of up to 10 million shares of the Company’s common stock. The Company repurchased 0.4 million shares during the first quarter of 2002. As of March 31, 2002, the Company had repurchased 7.2 million shares under this authorization and held, in total, 7.9 million shares of treasury stock acquired at an average price of $22.44 per share.

The Company’s short-term liquidity needs include: capital expenditures in 2002 targeted to be in the range of $50 million; cash payments related to restructuring of approximately $26.7 million; short-term debt of $11.6 million; certain operating leases as discussed in the Company’s 2001 Annual Report on Form 10-K; and any amounts associated with the repurchase of common stock under the authorization discussed above. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company. Other than the operating lease commitments, the Company is not using off-balance sheet arrangements, including the use of special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The impact of adopting this accounting standard on January 1, 2002 was not material.

Forward-Looking Statements

The following statements are based on the Company’s current outlook subject to the risks and uncertainties outlined below.

•                  Full-year 2002 data storage segment revenues are targeted to increase by 7 to 10 percent or to the range of $935 to $965 million.

•                  Gross margin for 2002 is targeted to remain in the range of 29 to 30 percent.

•                  Research and Development spending is targeted in the range of 5 percent of revenues for the full year of 2002.

•                  Sales, General, and Administrative (SG&A) spending is targeted in the range of 17 to 19 percent of revenues for the full year of 2002.

•                  Operating income for the full year of 2002 is targeted to grow 25 to 30 percent over 2001, excluding special items, or to the range of $67 to $70 million.

•                  Net non-operating income is targeted to be approximately $1 million per quarter for the remainder of 2002.

•                  Tax rate for the full year of 2002 is targeted to be approximately 35 percent.

•                  Earnings per share for 2002 resulting from achieving the above targets would range between $1.35 and $1.40.

•                  Capital expenditures for the full year of 2002 are targeted to be in the range of $50 million.

•                  Depreciation and amortization expense is targeted to be in the range of $35 to $40 million.

•                  Longer range, the Company has established goals of achieving revenue growth in the range of 10 percent and operating margin in the range of 10 percent.

Certain information contained in this report which does not relate to historical financial information, including the 2002 Outlook, may be deemed to constitute forward-looking statements.  The words or phrases “is targeted to,” “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected.

The Company wishes to caution investors not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to implement its restructuring programs on a timely basis and to achieve the projected benefits, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, the amount and timing of transition service payments received, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, the ability of Imation to secure adequate supply of certain high demand products, the ready availability and price of energy, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products, as well as various factors set forth in the Company’s filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2002, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of March 31, 2002 would not be material to the Company’s financial position.

On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court.  The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 6 to Consolidated Financial Statements). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief.  The Company disputes any liability to Jazz Photo and is vigorously defending the action. In 2002, the parties continue to litigate the scope of document production and discovery that will be required in the action.

On October 1, 2001, the Company filed a lawsuit in the Federal District Court in St. Paul, Minnesota, charging Quantum Corporation with violations of Sections 1 and 2 of the Sherman Antitrust Act, including price fixing and conspiracy to monopolize the production and sale of data storage tape compatible with Quantum’s digital linear tape (DLT) tape drives. The Company has amended the complaint to include Hitachi Maxell, Ltd. as an additional defendant and to add Quantum’s attempt to monopolize the production and sale of data storage tape compatible with Quantum’s S-DLT tape drives. The lawsuit specifically charges that Quantum has fixed prices on DLT-compatible tape, invited Imation to join an illegal tape cartel, inappropriately extended patents on licensed DLT tape drives to tape media as a way to enforce its monopoly hold on the tape market, and misrepresented DLT-compatible tape as an open standard with competitive pricing. The complaint seeks an injunction barring Quantum from further violations of antitrust law in this market and recovery of damages of at least $150 million.

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

The Company is a defendant in a lawsuit filed by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999.  Presently, there is an agreed upon levy that is assessed on all CDR-Audio discs sold but no agreement has been reached regarding CDR-Data discs.  The Spanish collecting society has sued the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio discs sales should also apply to CDR-Data discs sales.  The Company disputes any liability and is vigorously defending the action.

Items 2-5.       Not Applicable

Item 6(a).        Exhibits

The following documents are filed as exhibits to this Report.

15.1                           An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.

(b)              A Form 8-K Current Report dated January 15, 2002 was filed relating to the Company’s sale of its color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD on December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
(REGISTRANT)

Date: May 9, 2002	By:	/s/ Robert L. Edwards

Robert L. Edwards
Senior Vice President,
Chief Financial Officer
and Chief Administrative
Officer

EXHIBIT INDEX

Exhibit
Number	Description

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.