Form 10-Q
period 2002-06-30
IMATION CORP
filed 2002-08-14
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-14310

IMATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,989,602 shares of Common Stock, par value $0.01 per share, were outstanding at August 9, 2002.

IMATION CORP.

PART I.  FINANCIAL INFORMATION

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net revenues	$274.3	$283.4	$558.0	$583.3
Cost of goods sold	192.6	197.1	394.4	409.8
Gross profit	81.7	86.3	163.6	173.5

Operating expenses (income):
Selling, general and administrative (1)	45.3	57.0	91.5	121.6
Research and development	12.3	16.4	23.7	32.9
Litigation settlements - net	(6.4)	—	(6.4)	—
Restructuring	(2.1)	—	(2.1)	—
Total	49.1	73.4	106.7	154.5

Operating income	32.6	12.9	56.9	19.0

Other (income) and expense:
Interest income	(2.0)	(3.9)	(3.9)	(7.6)
Interest expense	0.3	0.3	0.6	0.6
Other, net	1.1	2.0	1.2	4.3
Total	(0.6)	(1.6)	(2.1)	(2.7)

Income before taxes	33.2	14.5	59.0	21.7

Income tax provision	11.7	4.6	20.7	6.9

Net income	$21.5	$9.9	$38.3	$14.8

Earnings per basic common share	$0.62	$0.28	$1.10	$0.43

Earnings per diluted common share	$0.61	$0.28	$1.09	$0.42

Weighted average basic shares outstanding	34.9	34.8	34.9	34.7

Weighted average diluted shares outstanding	35.4	35.0	35.3	34.9

(1) Selling, general and administrative expenses for the six month period ended June 30, 2001 include $5.7 million of amortization related to abandoned computer software (see Note 11 to Consolidated Financial Statements).

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$414.7	$389.8
Accounts receivable - net	155.9	150.3
Inventories	129.7	130.3
Other current assets	99.0	86.5
Total current assets	799.3	756.9
Property, plant and equipment - net	175.9	171.2
Other assets	113.9	125.6
Total assets	$1,089.1	$1,053.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$101.5	$81.8
Accrued payroll	22.3	29.2
Short-term debt	8.4	12.8
Other current liabilities	208.3	223.4
Total current liabilities	340.5	347.2

Other liabilities	49.2	50.8

Shareholders’ equity	699.4	655.7

Total liabilities and shareholders’ equity	$1,089.1	$1,053.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net income	$38.3	$14.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.4	30.1
Deferred income taxes	12.9	(4.2)
Restructuring and Litigation settlements - net	(8.5)	—

Accounts receivable	1.2	2.2
Inventories	4.3	(22.7)
Other current assets	(6.3)	15.3
Accounts payable	17.5	24.6
Accrued payroll and other current liabilities	(28.2)	24.9
Working capital changes	(11.5)	44.3

Other	(1.0)	4.2
Net cash provided by operating activities	48.6	89.2

Cash Flows from Investing Activities:
Capital expenditures	(21.4)	(20.7)
Other	(0.9)	(2.6)
Net cash used in investing activities	(22.3)	(23.3)

Cash Flows from Financing Activities:
Net change in short-term debt	(4.8)	(8.8)
Purchases of treasury stock	(9.9)	—
Exercise of stock options and other	4.5	0.4
Decrease in unearned ESOP shares	2.5	3.3
Net cash used in financing activities	(7.7)	(5.1)

Effect of exchange rate changes on cash	6.3	(8.1)

Net change in cash and equivalents	24.9	52.7
Cash and equivalents - beginning of period	389.8	269.7
Cash and equivalents - end of period	$414.7	$322.4

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

2.     EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period, adjusted for ESOP shares not allocated to employee accounts. Under the applicable accounting rules, unallocated shares held in the Company’s ESOP trust, which was established in 1996 as a way of funding certain employee retirement savings benefits, are not considered outstanding for purposes of calculating earnings per share. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.  The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Weighted average shares outstanding	35.1	35.2	35.1	35.2

Weighted average ESOP shares not yet allocated	(0.2)	(0.4)	(0.2)	(0.5)

Weighted average basic shares outstanding	34.9	34.8	34.9	34.7

Dilutive effect of employee stock options	0.5	0.2	0.4	0.2

Weighted average diluted shares outstanding	35.4	35.0	35.3	34.9

As of June 30, 2002, and 2001, certain options to purchase approximately 0.4 million and 1.8 million shares, respectively, of the Company’s common stock were outstanding that were not included in the computation of potential common shares because the effect of the options would be antidilutive.

3.     SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)	June 30, 2002	December 31, 2001
	(Unaudited)

Accounts Receivable
Accounts receivable	$172.5	$163.9
Less allowances	(16.6)	(13.6)
Accounts receivable - net	$155.9	$150.3

Inventories
Finished goods	$88.2	$86.1
Work in process	15.0	14.5
Raw materials and supplies	26.5	29.7
Total inventories	$129.7	$130.3

Other Current Assets
Deferred income taxes	$33.0	$35.6
Restricted cash	10.0	10.0
Other	56.0	40.9
Total other current assets	$99.0	$86.5

Property, Plant and Equipment
Property, plant and equipment	$728.7	$773.7
Less accumulated depreciation	(552.8)	(602.5)
Property, plant and equipment– net	$175.9	$171.2

Other Assets
Deferred income taxes	$80.9	$91.3
Capitalized software	11.8	15.8
Other	21.2	18.5
Total other assets	$113.9	$125.6

Other Current Liabilities
Employee separation costs	$18.4	$27.3
Rebates	32.3	35.7
Income taxes	38.3	37.2
Other accruals and various liabilities	119.3	123.2
Total other current liabilities	$208.3	$223.4

Other Liabilities
Pension	$31.1	$32.8
Other	18.1	18.0
Total other liabilities	$49.2	$50.8

4.     LITIGATION, COMMITMENTS AND CONTINGENCIES

In the second quarter of 2002, the Company recorded a $6.4 million net litigation benefit.  This consisted of a $7.4 million litigation benefit from Quantum Corporation and Maxell legal settlements, net of associated legal expenses, and a $1.0 million charge for an unrelated litigation matter related to optical disk royalties in Spain. Discussion of these and other legal matters are cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.  Also, see information on claims related to divestitures in Note 6 to Consolidated Financial Statements.

5.     RESTRUCTURING

2001 Restructuring Program

In the fourth quarter of 2001, the Company recorded $54.5 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses, and rationalize its data storage manufacturing. The charges include $29.0 million for employee separation programs related to a headcount reduction of approximately 500 employees, of which approximately 40 percent relate to administrative structure and 55 percent relate to the non-data storage businesses.  The cost per employee for this program was higher than the Company’s previous restructuring programs because it involved employees with higher average pay. From the inception of this program through June 30, 2002, the Company has reduced its headcount by approximately 300 related to this program. During the first six months of 2002, the Company made cash payments of $10.1 million related to this program, bringing the cumulative cash payments since the inception of the program to $12.5 million. In the second quarter of 2002, the Company adjusted the restructuring reserve by $0.8 million for lower than expected costs in severance and other areas. The majority of the severance and other payments associated with this restructuring program are expected to be completed in 2002.

The following table represents the activity related to the 2001 restructuring program:

(In millions)	Program Amounts	Cumulative Usage	Adjustment	Balance as of June 30, 2002
Severance	$29.0	$(10.8)	$(0.2)	$18.0
Asset impairments	18.8	(18.8)		—
Other	6.7	(3.2)	(0.6)	2.9
Total	$54.5	$(32.8)	$(0.8)	$20.9

2000 Restructuring Program

In 2000, the Company recorded a $24.6 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. The charges included $15.9 million for employee separation programs related to a headcount reduction of approximately 430 employees.

During 2002, the Company made cash payments of $2.3 million related to the 2000 restructuring program. In the second quarter of 2002, the Company made restructuring related adjustments of $1.3 million, primarily due to lower than expected closing costs to streamline the international organizational structure. The remaining restructuring balance related to this program as of June 30, 2002 consists of $0.4 million for severance and $0.1 million for other payments. The remaining activities associated with this program are expected to be completed in 2002. Since the inception of this restructuring program through June 30, 2002, the Company has reduced its headcount approximately 400, which includes both voluntary and involuntary employee reductions, related to this program.

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

On November 30, 1998, the Company sold its worldwide Medical Imaging Systems business (the Medical Imaging Sale) to Eastman Kodak Company (Kodak). Excluded from the Medical Imaging Sale was the Company’s medical imaging/photo color manufacturing facility in Ferrania, Italy (the Ferrania Facility), at which the Company agreed to manufacture wet laser and x-ray film and hardware pursuant to an exclusive supply agreement (the Ferrania Supply Agreement) with Kodak.  In exchange for retaining the Ferrania Facility and pursuant to certain conditions, Kodak agreed to pay the Company up to $25.0 million at such time as it was sold or closed.

On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, together with the Ferrania Facility, the Ferrania Supply Agreement and certain other associated businesses, to Schroder Ventures, through Schroder Ventures’ wholly owned affiliate, Ferrania Lux, S.A.R.L.

Kodak has challenged the Company’s claim for the full $25.0 million as well as claims for other amounts, which the Company believes are due from Kodak in connection with the Medical Imaging Sale.  The Company has retained cash, as reflected in its financial statements in both Cash and equivalents and Restricted cash, which it collected on behalf of Kodak in an amount approximately equal to the disputed items.  While the Company cannot predict with certainty the outcome of these disputes, it believes its positions are supported by the applicable contractual terms.

7.     PLANNED SALE OF NORTH AMERICA DIGITAL SOLUTIONS AND SERVICES

On August 8, 2002, the Company announced the planned sale of its North America Digital Solutions and Services business for cash. Subject to certain pre-closing conditions, the transaction is expected to close during the third quarter of 2002. For the six months ended June 30, 2002, the North America Digital Solutions and Services business had $26.0 million in revenue and $1.7 million in operating income.  For the year ended December 31, 2001, it had $57.2 million in revenue and a $0.9 million operating loss. The Company expects the 2002 impact of this transaction to be approximately break-even in terms of both income and cash flows. Upon consummating the sale of the North America Digital Solutions and Services business, previous periods will be restated in compliance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to reclassify the operating results of this business, absent allocated corporate overhead, to discontinued operations. The Company anticipates that, after adjusting the North America Digital Solutions and Services business operating income noted above for allocated corporate overhead, the Company’s operating income will be reduced by approximately $4.0 million for the six months ended June 30, 2002, and $6.5 million for the year ended December 31, 2001, as a result of this reclassification. Overall, net income will not be affected.

8.     COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income represents certain items which according to the respective accounting rules are required to be recorded directly to equity accounts and consists of the following:

	Cumulative Translation Adjustment	Cash Flow Hedging	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2001	$(98.8)	$0.8	$(6.3)	$(104.3)
First quarter 2002 change	(1.4)	(0.1)	—	(1.5)
Balance, March 31, 2002	$(100.2)	$0.7	$(6.3)	$(105.8)
Second quarter 2002 change	10.8	(1.1)	—	9.7
Balance, June 30, 2002	$(89.4)	$(0.4)	$(6.3)	$(96.1)

Comprehensive income for the three and six months ended June 30, 2002 and 2001 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Net income	$21.5	$9.9	$38.3	$14.8
Changes in cumulative translation adjustments	10.8	(4.6)	9.4	(12.6)
Cash flow hedging – net	(1.1)	0.3	(1.2)	0.9
Unrealized loss on available-for-sale securities	—	0.2	—	0.3

Comprehensive income	$31.2	$5.8	$46.5	$3.4

9.   BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve.  These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media, services and solutions for use in the mobile and desktop, network and enterprise data center markets; Digital Solutions and Services, which provides technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation; Specialty Papers, which includes carbonless paper, such as multi-part business forms, and videodisc replication. Videodisc replication was closed at the end of the first quarter of 2002. Color Technologies, whose principal products included printing and color proofing systems, printing films and plates for the graphic arts marketplace, was sold to KPG on December 31, 2001. In 2001, Specialty Papers and Color Technologies were combined and presented as a single segment.  Beginning in 2002, they have been separated and the prior period presentation has been restated to conform to the new presentation as a result of the sale of the color proofing and color software business to KPG.

Business Segment Information (In millions)	Second Quarter	Data Storage and Information Management	Digital Solutions and Services(1)	Specialty Papers	Color Technologies	Corporate, Other and Unallocated(2)	Total Company
Net revenues	2002	$245.3	$16.7	$12.2	$—	$0.1	$274.3
	2001	206.3	21.0	12.6	43.3	0.2	283.4
Operating	2002	$23.1	$(0.8)	$1.2	$—	$9.1	$32.6
income(loss)	2001	12.0	(3.0)	(0.2)	4.3	(0.2)	12.9

Business Segment Information (In millions)	Six Months to Date	Data Storage and Information Management	Digital Solutions and Services(1)	Specialty Papers	Color Technologies	Corporate, Other and Unallocated(2)	Total Company
Net revenues	2002	$497.5	$34.6	$25.8	$—	$0.1	$558.0
	2001	425.9	43.8	24.7	86.9	2.0	583.3
Operating income(loss)	2002	$45.3	$(1.9)	$3.4	$—	$10.1	$56.9
	2001	21.6	(4.5)	(0.3)	8.2	(6.0)	19.0

(1)  The Company is in the process of disposing of the Digital Solutions and Services business outside of North America as part of the Company’s 2001 restructuring program, which is expected to be completed during the remainder of 2002.  As discussed in Note 7 to the Consolidated Financial Statements, the Company has entered into an agreement to sell its North America Digital Solutions and Services business.

(2)  The operating loss for the six months ended June 30, 2001, includes $5.7 million of accelerated software amortization discussed in Note 11 to the Consolidated Financial Statements. The operating income for the three and six months ended June 30, 2002, includes $8.5 million of special items, consisting of income from net legal settlements discussed in Note 4 to the Consolidated Financial Statements and adjustments to the restructuring reserves discussed in Note 5 to the Consolidated Financial Statements.

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2001.

10.  DERIVATIVES AND HEDGING ACTIVITIES

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

Beginning January 1, 2001, substantially all of the Company’s intercompany sales to Europe are denominated in Euros.  The Company purchased options as hedges of a portion of the anticipated 2002 and 2001 sales that qualify as cash-flow hedges.  As of June 30, 2002, these option contracts range in duration from one to six months and totaled $30.4 million. Hedge costs, representing the premium paid on expired options net of hedge gains, of $0.1 million were reclassified into operations for the quarter ended June 30, 2002. Amounts reclassified into operations for the quarter ended June 30, 2001 totaled $0.6 million.

The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of June 30, 2002 was $0.4 million, net of tax, all of which is expected to reverse in 2002.

As of June 30, 2002, the fair value of the Company’s foreign currency forward and option contracts outstanding was negative $0.2 million.  The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

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

11.  CAPITALIZED SOFTWARE AMORTIZATION

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the “Company”) as of June 30, 2002 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.

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
July 23, 2002

IMATION CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. The financial results for the three months and six months ended June 30, 2001 include the color proofing and color software business.

Results of Operations

Comparison of Three Months Ended June 30, 2002 and 2001

Net revenues of $274.3 million declined 3.2 percent from last year’s revenues of $283.4 million. Excluding the color proofing and color software business from prior year’s revenues, net revenues increased 14.2 percent from last year’s adjusted revenues of $240.1 million. This increase is driven by total volume increases of 22.4 percent. Effects of currency exchange rates also increased net revenues by 0.6 percent. The volume and currency rate increases were offset by price declines of approximately 8.8 percent.

Data Storage and Information Management (DS&IM) second quarter revenues increased $39.0 million, or 18.9 percent, to $245.3 million from $206.3 million a year ago. Significant volume increases occurred in all major product categories and across all geographic areas while pricing pressures were similar to second quarter 2001. For the period, growth was especially strong in Ultrium tape, optical products, and 9840 and 9940 cartridges. The revenue increase also was driven by the incremental IBM Brand business, which began in the third quarter of 2001, across multiple product lines.

Digital Solutions and Services (DSS) second quarter 2002 revenues were $16.7 million as compared with $21.0 million a year ago. The $4.3 million decline from second quarter 2001 resulted primarily from customers transitioning from analog document imaging products, primarily microfilm, to digital document processing systems, where the Company has fewer product offerings and due to discontinuing certain DSS operations in regions outside North America. The Company has entered into an agreement to sell its North America Digital Solutions and Services business as discussed in Note 7 to the Consolidated Financial Statements.

Specialty Papers revenues were $12.2 million in second quarter 2002 as compared with $12.6 million in second quarter 2001. Specialty Papers includes carbonless paper, such as multi-part business forms, and videodisc replication.  Revenues for 2001 include $0.9 million for videodisc replication, which was closed at the end of the first quarter of 2002.

Gross profit in second quarter 2002 was $81.7 million or 29.8 percent of revenues, compared to $86.3 million, or 30.5 percent of revenues in the year earlier quarter. The quarter over quarter gross profit margin comparison was negatively affected by approximately 3.1 percentage points due to the divestiture of the relatively higher gross margin color proofing and color software business. This was substantially offset by strong volume growth which helped lower unit costs and improved product mix in DS&IM.

Selling, general and administrative (SG&A) expenses in second quarter 2002 were $45.3 million or 16.5 percent of revenues, compared to $57.0 million or 20.1 percent of revenues in the year earlier quarter. The quarter over quarter 3.6 percentage point decrease in SG&A as a percent of revenues was a result of divesting the relatively higher SG&A color proofing and color software business, the benefit received from the Company’s 2001 restructuring program and increased DS&IM revenue in second quarter of 2002. In addition, transition services fees from KPG which totaled approximately $2.2 million in second quarter 2002 offset certain costs previously allocated to the color proofing and color software business.  However, the level of KPG transition services payments is expected to decline to nearly zero by the fourth quarter of 2002, putting upward pressure on SG&A expenses as reflected in the Company’s full year SG&A guidance discussed in the Forward-Looking Statements section.

Research and development (R&D) costs were $12.3 million, or 4.5 percent of revenues, as compared to $16.4 million, or 5.8 percent of revenues for the prior year quarter.  The decrease in both amount and percentage points is due primarily to the divestiture of the color proofing and color software business which had carried a higher R&D percentage of revenues.

In the second quarter of 2002, the Company recorded a benefit of $8.5 million of special items, consisting of $7.4 million in a litigation benefit from the May 29, 2002, legal settlements with Quantum and Maxell, net of associated legal expenses, a $1.0 million charge for an unrelated litigation matter related to optical disk royalties in Spain and $2.1 million in restructuring reserve adjustments due primarily to lower than expected costs in the Company’s restructuring programs. The Quantum and Maxell litigation settlement also contained provisions which are expected to benefit the Company’s ongoing business results.

Operating income in the second quarter of 2002 was $32.6 million, compared with operating income of $12.9 million for the same period last year. Excluding special items of $8.5 million, operating income for the quarter ended June 30, 2002 would have been $24.1 million. The quarter over quarter increase in operating income is due to the factors discussed above.

Other income for the second quarter of 2002 was $0.6 million, comprised primarily of interest earned on cash balances. This compares with $1.6 million a year ago. The quarter over quarter decrease is due to a decline in interest income in 2002 due to lower short-term interest rates.

The tax rate for the second quarter of 2002 was 35 percent. This compares with a tax rate of 32 percent for the second quarter 2001.  The higher 2002 rate is driven by increased profits earned domestically.

Net income in the second quarter of 2002 was $21.5 million, or $0.62 per basic share and $0.61 per diluted share, compared with net income of $9.9 million, or $0.28 per basic and diluted share in the second quarter 2001. Excluding special items of $8.5 million, second quarter 2002 net income would have been $16.0 million, or $0.46 per basic share and $0.45 per diluted share. The increase of $0.18 per basic and $0.17 per diluted share resulted from higher operating income as discussed above.

Comparison of Six Months Ended June 30, 2002 and 2001

On a year to date basis, net revenues of $558.0 million declined 4.3 percent from last year’s $583.3 million. Excluding the color proofing and color software business from prior year’s revenues, net revenues increased 12.4 percent from last year’s adjusted revenues of $496.4 million. This increase is driven by volume increases of 20.9 percent. Volume increases were offset by price declines of approximately 7.4 percent and negative effects of changes in currency exchange rates of 1.1 percent.

Data Storage and Information Management revenues increased 16.8 percent to $497.5 million from $425.9 million a year ago. Significant volume increases occurred in all major product categories and across all geographic areas while pricing pressures were less than in 2001. For the period, growth was especially strong in Ultrium tape cartridges, optical products, and 9840 and 9940 cartridges. The revenue increase also was driven by the incremental IBM Brand business, which began in the third quarter of 2001, across multiple product lines.

Digital Solutions and Services revenues declined $9.2 million to $34.6 million. The $9.2 million decline from the first half of 2001 resulted primarily from customers transitioning from analog document imaging products, primarily microfilm, to digital document processing systems, where the Company has fewer product offerings and due to discontinuing DSS operations in all regions outside North America. The Company has entered into an agreement to sell its North America Digital Solutions and Services business as discussed in Note 7 to the Consolidated Financial Statements.

Specialty Papers revenues were $25.8 million as compared with $24.7 million a year ago. Revenues in 2001 include $1.8 million for videodisc replication, which was closed at the end of the first quarter of 2002.

Gross profit was $163.6 million, or 29.3 percent of sales, for the first six months of 2002. This compared with $173.5 million, or 29.7 percent of sales, a year ago. The year over year gross profit margin comparison was negatively affected by approximately 3.2 percentage points due to the divestiture of the relatively higher gross margin color proofing and color software business. This was substantially offset by strong volume growth which helped lower unit costs and improved product mix in DS&IM.

In the first quarter of 2001, the Company recorded special items related to accelerated amortization associated with the abandonment of certain capitalized software (see Note 11 to Consolidated Financial Statements). The $5.7 million charge for this amortization is recorded in selling, general and administrative expenses.

Selling, general and administrative expenses for the first six months of 2002 were $91.5 million or 16.4 percent of revenue, compared to $121.6 million or 20.8 percent of revenue for the same period a year ago. Excluding special items in 2001, SG&A declined $24.4 million in 2002 from $115.9 million last year. The year over year 3.5 percentage point decrease in SG&A excluding special items as a percent of revenues was a result of divesting the relatively higher SG&A color proofing and color software business, the benefit received from the Company’s 2001 restructuring program and increased DS&IM revenue in first six months of 2002. In addition, transition services fees from KPG which totaled approximately $5.3 million during the first six months of 2002 offset certain costs previously allocated to the color proofing and color software business. However, the level of KPG transition services payments is expected to decline to nearly zero by the fourth quarter of 2002, putting upward pressure on SG&A expenses as reflected in the Company’s full year SG&A guidance discussed in the Forward-Looking Statements section.

Research and development costs for the first six months of 2002 were $23.7 million, or 4.2 percent of revenues, as compared to $32.9 million, or 5.6 percent of revenues for the prior year.  The decrease in both amount and percentage points is due primarily to the divestiture of the color proofing and color software business which had carried a higher R&D percentage of revenues.

In the second quarter of 2002, the Company recorded a benefit of $8.5 million of special items, consisting of $7.4 million in a litigation benefit from the May 29, 2002, legal settlements with Quantum and Maxell, net of associated legal expenses, a $1.0 million charge for an unrelated litigation matter related to optical disk royalties in Spain and $2.1 million in restructuring reserve adjustments due primarily to lower than expected costs in the Company’s restructuring programs. The Quantum and Maxell litigation settlement also contained provisions which are expected to benefit the Company’s ongoing business results.

Operating income for the first six months of 2002 was $56.9 million as compared to $19.0 million for the same period last year. Excluding special items from second quarter 2002 and first quarter 2001, operating income for the first six months of 2002 was $48.4 million as compared to $24.7 million for the same period last year. This increase is due to the factors discussed above.

Other income for the first six months of 2002 was $2.1 million, as compared with $2.7 million for the same period last year. The year over year decrease was due to a decline in interest income in 2002 due to lower short-term interest rates.

The tax rate for the first six months is 35 percent. This compares with a 32 percent tax rate for the first six months of 2001. The higher 2002 rate is driven by increased profits earned domestically.

Net income for the first six months of 2002 was $38.3 million, or $1.10 per basic share and $1.09 per diluted share, as compared to $14.8 million, or $0.43 per basic share and $0.42 per diluted share for the first six months of 2001. Excluding special items from second quarter 2002 and first quarter 2001, net income for the first six months of 2002 was $32.8 million, or $0.94 per basic share and $0.93 per diluted share. This compares with net income of $18.7 million, or $0.54 per basic share and $0.53 per diluted share, for the same period in 2001. The increase of $0.40 per basic and diluted share resulted from higher operating income as discussed above.

Financial Position

Accounts receivable days sales outstanding was 49 days as of June 30, 2002, an increase of one day over 48 days as of December 31, 2001. The Company had 64 days of inventory supply on hand as of June 30, 2002 compared to 67 days as of December 31, 2001. Total current assets increased by $42.4 million, driven by an increase of $24.9 million in cash and equivalents and $12.5 million in other current assets.  Other current assets increased due primarily to expected future receipts from the $7.4 million legal settlement agreed to in second quarter 2002. See Note 4 to the Consolidated Financial Statements.

Liquidity Critical Accounting Policies and Estimates

For discussion on critical accounting policies and estimates, see the Company’s 2001 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash provided by operating activities was $48.6 million in the first six months of 2002. The major driver was net income as adjusted for non-cash items of $61.1 million, offset by working capital usage of $11.5 million. Net income as adjusted for significant non-cash items includes net income of $38.3 million adjusted for depreciation and amortization of $18.4 million and deferred income taxes of $12.9 million, less restructuring and other special items of $8.5 million (see Notes 4 and 5 to Consolidated Financial Statements). Cash used in the first six months of 2002 related to total working capital increases was $11.5 million. The cash used in 2002 was due largely to payments related to restructuring programs of $12.4 million and payments related to employee incentive compensation of $13.8 million, offset by an increase in accounts payable of $17.5 million.

For the first six months of 2001, cash provided by operating activities was $89.2 million. This consisted of $40.7 million of net income as adjusted for non-cash items, $44.3 million of working capital decreases, and $4.2 million of other sources. Net income as adjusted for significant non-cash items includes net income of $14.8 million adjusted for deprecation and amortization of $30.1 million, less non-cash deferred income taxes of $4.2 million. Depreciation and amortization include $5.7 million of accelerated amortization in 2001 (see Note 11 to Consolidated Financial Statements) and $1.9 million depreciation in 2001 related to the color proofing and color software business which was sold at the end of 2001.  It also includes depreciation in 2001 for assets that were written off as part of the fourth quarter 2001 restructuring. Cash provided by working capital of $44.3 million in 2001 included a $24.6 million increase in accounts payable, a $15.1 million income tax refund, and the reclassification of $11.0 million of restricted cash from other current assets to cash and equivalents, which was previously used as collateral for local borrowings of debt in an international subsidiary. Cash was used to increase inventories $22.7 million primarily due to higher optical media inventory in DS&IM as well as a planned build-up of tape products at one manufacturing plant in anticipation of the relocation of some of the work to another facility.

Cash used by investing activities was $22.3 million in first six months of 2002 and $23.3 million in first six months of 2001. Substantially all investing activities relate to capital spending.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory, and manufacturing machinery and equipment, not to exceed $100 million. Borrowing availability as of June 30, 2002 was $68.1 million. No borrowings were outstanding under the Loan Agreement as of June 30, 2002.  The Loan Agreement expires December 31, 2003.

In addition, certain international subsidiaries have arranged borrowings locally outside of the agreement discussed above. As of June 30, 2002, $8.4 million of short-term borrowings were outstanding under such arrangements.  As of June 30, 2002, the Company’s ratio of debt to total capital was 1.2 percent as compared with 1.9 percent as of December 31, 2001.

The Company’s Board of Directors has authorized the repurchase of up to 10 million shares of the Company’s common stock. The Company repurchased 0.4 million shares during the first half of 2002. As of June 30, 2002, the Company had repurchased 7.2 million shares under this authorization and held, in total, 7.8 million shares of treasury stock acquired at an average price of $22.41 per share.

The Company’s Board of Directors has authorized an additional $49.0 million in capital expenditures to develop advanced media coating capabilities in the Company’s Weatherford, Oklahoma, facility, expected to be completed in 2004.  With less than five percent of the expenditure occurring in the current fiscal year, the investment is not expected to change the Company’s outlook for 2002 capital spending.

The Company’s liquidity needs for 2002 include: capital expenditures in 2002 targeted to be in the range of $50 million; cash payments related to restructuring of approximately $20.9 million; short-term debt of $8.4 million; certain operating leases as discussed in the Company’s 2001 Annual Report on Form 10-K; and any amounts associated with the repurchase of common stock under the authorization discussed above. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company. Other than the operating lease commitments, the Company is not using off-balance sheet arrangements, including the use of special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

Forward-Looking Statements

The following statements are based on the Company’s current outlook subject to the risks and uncertainties outlined below.

•                    Full-year 2002 data storage segment revenues are targeted to grow greater than ten percent over the $875.9 million reported in 2001;

•                    Gross margin for 2002 is targeted to remain in the range of 29 to 30 percent of revenues;

•                    Research and Development spending is targeted in the range of five percent of revenues for the full year of 2002;

•                    Selling, General, and Administrative spending is targeted in the range of 17 to 18 percent of revenues for the full year of 2002 which is up from the first half of 2002 in anticipation of the impact of declining KPG transition services as well as the impact of the planned sale of the North America Digital Solutions and Services business (see Note 7 to the Consolidated Financial Statements);

•                    The Company is targeting operating income (from continuing operations) for the full year of 2002, including special items recorded in the second quarter and the impact of the planned sale of the North America Digital Solutions and Services business (see Note 7 to the Consolidated Financial Statements), in the range of $90 million, up from previous guidance of $80 million;

•                    Net non-operating income is targeted to be approximately $750,000 per quarter for the remainder of the year, down from previous guidance of $1 million per quarter;

•                    Tax rate for the full year of 2002 is targeted to be approximately 35 percent;

•                    Based on achieving the above targets, earnings per share for continuing operations is anticipated to be in the range of $0.30 for the third quarter and in the range of $1.70 for the full year of 2002;

•                    Capital expenditures for the full year of 2002 are targeted to be in the range of $50 million;

•                    Depreciation and amortization expense is targeted to be in the range of $35 to $40 million; and

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

The Company wishes to caution investors not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to implement its restructuring programs for the estimated costs on a timely basis and to achieve the projected benefits, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, the amount and timing of transition service payments received, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, the ability of Imation to secure adequate supply of certain high demand products, the ready availability and price of energy, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products, as well as various factors set forth in the Company’s filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2002, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of June 30, 2002 would not be material to the Company’s financial position.

On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court.  The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 7 to Consolidated Financial Statements). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief.  The Company disputes any liability to Jazz Photo and is vigorously defending the action. In 2002, the parties continue to litigate the scope of document production and discovery that will be required in the action. Depositions are scheduled to begin in the third quarter of 2002.

On October 1, 2001, the Company filed a lawsuit in the Federal District Court in St. Paul, Minnesota, charging Quantum Corporation with violations of Sections 1 and 2 of the Sherman Antitrust Act, including price fixing and conspiracy to monopolize the production and sale of data storage tape compatible with Quantum’s digital linear tape (DLT) tape drives. The Company amended the complaint to include Hitachi Maxell, Ltd. as an additional defendant and to add Quantum’s attempt to monopolize the production and sale of data storage tape compatible with Quantum’s S-DLT tape drives. The lawsuit specifically charged that Quantum had fixed prices on DLT-compatible tape, invited Imation to join an illegal tape cartel, inappropriately extended patents on licensed DLT tape drives to tape media as a way to enforce its monopoly hold on the tape market, and misrepresented DLT-compatible tape as an open standard with competitive pricing. The complaint sought an injunction barring Quantum from further violations of antitrust law in this market and recovery of damages of at least $150 million.

On October 3, 2001, Quantum Corporation filed a lawsuit in the Superior State Court in California in Santa Clara County seeking to prohibit Imation from selling its digital linear tape for use on Quantum DLT tape drives. The lawsuit accused Imation of misappropriation of trade secrets, deceptive and misleading advertising, and unfair business practices. Quantum also filed a motion for a preliminary injunction to block Imation from selling Black Watch™ Digital Linear Tape IV cartridges. The court issued a preliminary injunction that allowed the Company to sell its Black Watch Digital Linear Tape IV cartridges but required that the Company pay Quantum a 30 percent royalty on those revenues (as set forth in the license agreement between the parties) during the interim until the claims are resolved.

On May 29, 2002, the Company, Quantum, and Maxell settled all legal claims between the companies over the qualification, production, and sale of DLT tape media products.  Quantum and the Company also have committed to completing the qualification process of the Company as a manufacturer of DLT tape media. The antitrust lawsuit and all counterclaims have been withdrawn.

The Company is a defendant in a lawsuit filed by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999.  Presently, there is an agreed upon levy that is assessed on all CDR-Audio discs sold but no agreement has been reached regarding CDR-Data discs.  The Spanish collecting society has sued the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio discs sales should also apply to CDR-Data discs sales. The Company continues to defend the action vigorously.

Items 2-3.  Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

At the Company’s 2002 Annual Meeting of Shareholders held on May 8, 2002, the shareholders approved the following:

(a)  A proposal to elect three Class III directors of the Company to serve for three-year terms ending in 2005, as follows:

Directors	Votes For	Votes Withheld
Richard E. Belluzzo	22,267,277	8,794,933
Linda W. Hart	30,517,760	544,450
William T. Monahan	30,466,245	595,965

There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class I directors for a term ending in 2003 - Lawrence E. Eaton, Michael S. Fields, Ronald T. Le May; and Class II directors for a term ending in 2004 - Marvin L. Mann, Glen A. Taylor and Daryl J. White. Effective August 2, 2002, Richard E. Belluzzo resigned as a Director of the Company. He will be the Chief Executive Officer of Quantum Corporation effective September 3, 2002.

(b)  A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as independent accountants of the Company for the year ending December 31, 2002. The proposal received 30,443,495 votes for, and 543,217 against, ratification. There were 75,498 abstentions and no broker non-votes.

Item 5.  Not Applicable

Item 6(a).  Exhibits

The following documents are filed as exhibits to this Report.

10.1                           1996 Directors Stock Compensation Program, as amended May 8, 2002.

15.1                           An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.

99.1                           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2                           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
(REGISTRANT)

Date: August 14, 2002	By:	/s/ Robert L. Edwards

Robert L. Edwards
Senior Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	1996 Directors Stock Compensation Program, as amended May 8, 2002.

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements.

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002