Form 10-Q/A
period 2001-06-30
IMATION CORP
filed 2002-09-06
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-14310

IMATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Imation Place

Oakdale, Minnesota  55128

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

IMATION CORP.

INDEX

ITEM 4

SIGNATURE

The purpose of this amendment is to file the information required by Item 4 for the June 30, 2001 Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s 2001 Annual Meeting of Shareholders held on May 9, 2001, the shareholders approved the following:

(a) A proposal to elect four Class II directors of the Company to serve for three-year terms ending in 2004, as follows:

Directors	Votes For	Votes Withheld
William W. George	25,294,610	254,504
Marvin L. Mann	25,273,502	275,612
Glen A. Taylor	25,235,189	313,925
Daryl J. White	25,292,212	256,902

                There were no broker non-votes.  In addition, the terms of the following directors continued after the meeting: Class III directors for a term ending in 2002 - Richard E. Belluzzo, Linda W. Hart and William T. Monahan  and Class I directors for a term ending in 2003 - Lawrence E. Eaton, Michael S. Fields, Ronald T. Le May.

(b) A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as independent accountants of the Company for the year ending December 31, 2001. The proposal received 25,425,066 votes for, and 62,832 against, ratification. There were 61,213 abstentions and no broker non-votes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
(REGISTRANT)

Date: September 6, 2002	By:	/s/ Robert L. Edwards
Robert L. Edwards
Senior Vice President,
Chief Financial Officer
and Chief Administrative Officer