Form 10-Q
period 2002-09-30
IMATION CORP
filed 2002-11-13
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
Yes    ☒.     No.   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,263,243 shares of Common Stock, par value $0.01 per share, were outstanding at November 6, 2002.

IMATION CORP.
INDEX

PAGE(S)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	3

Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	7-16

Report of Independent Accountants	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18-27

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION	30-32

SIGNATURE	33

CERTIFICATIONS	34-37

EXHIBIT INDEX	38

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$263.8	$265.6	$795.8	$819.5

Cost of goods sold	178.6	183.8	553.5	570.6

Gross profit	85.2	81.8	242.3	248.9

Operating expenses (income):

Selling, general and administrative (1)	44.3	54.6	133.6	173.0

Research and development	13.3	15.5	36.8	48.1

Litigation settlements — net	—	—	(6.4)	—

Restructuring	0.1	—	(2.0)	—

Total	57.7	70.1	162.0	221.1

Operating income	27.5	11.7	80.3	27.8

Other (income) and expense:

Interest income	(2.3)	(2.8)	(6.2)	(10.4)

Interest expense	0.3	0.4	0.9	1.0

Other, net	4.1	1.0	5.3	5.3

Total	2.1	(1.4)	—	(4.1)

Income from continuing operations before taxes	25.4	13.1	80.3	31.9

Income tax provision	9.0	4.0	28.1	9.8

Income from continuing operations	16.4	9.1	52.2	22.1

Discontinued operations:

Income from operations of discontinued business, net of taxes	0.5	1.0	3.0	2.8

Gain on disposal of discontinued business, net of taxes	1.6	—	1.6	—

Net income	$18.5	$10.1	$56.8	$24.9

Basic earnings per common share:

Continuing operations	$0.47	$0.26	$1.50	$0.64

Discontinued operations	$0.06	$0.03	$0.13	$0.08

Net income	$0.53	$0.29	$1.63	$0.72

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted earnings per common share:

Continuing operations	$0.46	$0.26	$1.47	$0.63

Discontinued operations	$0.06	$0.03	$0.13	$0.08

Net income	$0.52	$0.29	$1.60	$0.71

Weighted average basic shares outstanding	35.0	34.9	35.0	34.8

Weighted average diluted shares outstanding	35.7	35.1	35.6	34.9

(1)   Selling, general and administrative expenses for the nine month period ended September 30, 2001 include $5.7 million of amortization from first quarter related to abandoned computer software (see Note 10 to Consolidated Financial Statements).

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS

Current assets

Cash and equivalents	$440.5	$389.8

Accounts receivable - net	142.9	150.3

Inventories	131.3	130.3

Other current assets	93.0	86.5

Total current assets	807.7	756.9

Property, plant and equipment - net	177.7	171.2

Other assets	93.0	125.6

Total assets	$1,078.4	$1,053.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$94.1	$81.8

Accrued payroll	21.6	29.2

Short-term debt	5.6	12.8

Other current liabilities	186.1	223.4

Total current liabilities	307.4	347.2

Other liabilities	51.4	50.8

Shareholders’ equity	719.6	655.7

Total liabilities and shareholders’ equity	$1,078.4	$1,053.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash Flows from Operating Activities:

Net income	$56.8	$24.9

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	29.2	41.6

Deferred income taxes	30.2	(3.1)

Restructuring and litigation settlements - net	(8.4)	—

Accounts receivable	12.9	2.3

Inventories	(1.9)	(27.5)

Other current assets	(2.3)	15.3

Accounts payable	11.1	7.5

Accrued payroll and other current liabilities	(50.1)	23.7

Working capital changes	(30.3)	21.3

Other	4.3	6.3

Net cash provided by operating activities	81.8	91.0

Cash Flows from Investing Activities:

Capital expenditures	(29.6)	(31.2)

Proceeds from sale of business	4.7	—

Other	(5.0)	(3.4)

Net cash used in investing activities	(29.9)	(34.6)

Cash Flows from Financing Activities:

Net change in short-term debt	(7.4)	(8.6)

Purchases of treasury stock	(9.9)	—

Exercise of stock options and other	7.1	1.7

Decrease in unearned ESOP shares	3.3	4.7

Net cash used in financing activities	(6.9)	(2.2)

Effect of exchange rate changes on cash	5.7	(1.3)

Net change in cash and equivalents	50.7	52.9

Cash and equivalents - beginning of period	389.8	269.7

Cash and equivalents - end of period	$440.5	$322.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	FINANCIAL STATEMENTS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Weighted average shares outstanding	35.2	35.3	35.2	35.2

Weighted average ESOP shares not yet allocated	(0.2)	(0.4)	(0.2)	(0.4)

Weighted average basic shares outstanding	35.0	34.9	35.0	34.8

Dilutive effect of employee stock options	0.7	0.2	0.6	0.1

Weighted average diluted shares outstanding	35.7	35.1	35.6	34.9

As of September 30, 2002 and 2001, certain options to purchase approximately 0.5 million and 3.4 million shares, respectively, of the Company’s common stock were outstanding that were not included in the computation of potential common shares because the effect of the options would be antidilutive.

3.	SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions, unaudited)

	September 30,	December 31,
	2002	2001

Accounts Receivable

Accounts receivable	$160.0	$163.9

Less allowances	(17.1)	(13.6)

Accounts receivable, net	$142.9	$150.3

Inventories

Finished goods	$85.5	$86.1

Work in process	16.8	14.5

Raw materials and supplies	29.0	29.7

Total inventories	$131.3	$130.3

Other Current Assets

Deferred income taxes	$31.1	$35.6

Restricted cash	10.0	10.0

Other	51.9	40.9

Total other current assets	$93.0	$86.5

Property, Plant and Equipment

Property, plant and equipment	$721.3	$773.7

Less accumulated depreciation	(543.6)	(602.5)

Property, plant and equipment — net	$177.7	$171.2

Other Assets

Deferred income taxes	$65.6	$91.3

Capitalized software	9.6	15.8

Other	17.8	18.5

Total other assets	$93.0	$125.6

Other Current Liabilities

Employee separation costs	$12.3	$27.3

Rebates	34.8	35.7

Income taxes	28.5	37.2

Other accruals and various liabilities	110.5	123.2

Total other current liabilities	$186.1	$223.4

Other Liabilities

Pension	$33.8	$32.8

Other	17.6	18.0

Total other liabilities	$51.4	$50.8

4.	LITIGATION, COMMITMENTS AND CONTINGENCIES

In May of 2002, the Company recorded a $6.4 million net litigation benefit. This consisted of a $7.4 million litigation benefit from Quantum Corporation (Quantum) and Hitachi Maxell, Ltd. (Maxell) legal settlements, net of associated legal expenses, and a $1.0 million charge for an unrelated litigation matter related to optical disk royalties in Spain. Discussion of these and other legal matters are cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes. Also, see information on claims related to divestitures in Note 6 to the Consolidated Financial Statements.

5.	RESTRUCTURING

The $0.1 million net restructuring charge recorded in the third quarter of 2002 reflected a new charge of $1.8 million, offset by adjustments to previously recorded restructuring reserves of $1.3 million (related to the 2001 restructuring program) and $0.4 million (related to the 2000 restructuring program). The $2.0 million net restructuring benefit recorded in the nine months ended September 30, 2002 reflects adjustments made to previously recorded restructuring reserves in the second quarter 2002 of $0.8 million (related to the 2001 restructuring program) and $1.3 million (related to the 2000 restructuring program), as well as the $0.1 million third quarter 2002 net restructuring charge. These adjustments, in accordance with applicable accounting standards, were made as part of the Company’s regular practice of reviewing its recorded restructuring reserves quarterly and making adjustments as necessary to reflect management’s best estimate of costs remaining for each restructuring program. Each of the restructuring programs is discussed in more detail below.

2002 and 2001 Restructuring Programs

In the third quarter of 2002, the Company recorded $1.8 million of restructuring charges to realign the Storage Professional Services organization within the Company’s Data Storage and Information Management business segment. The charges included asset impairments, exit costs, and $0.4 million for employee separation programs related to a headcount reduction of approximately 15 employees. As of September 30, 2002, the Company had not made any cash payments related to this program. This program is expected to be substantially completed in 2003.

In the fourth quarter of 2001, the Company recorded $54.5 million of restructuring and other charges to reduce its administrative structure in light of planned divestitures of the Company’s Color Technologies business and Digital Solutions and Services business outside of North America, improve the profitability of the remaining non-data storage businesses, and rationalize its data storage manufacturing. The charges included $29.0 million for employee separation programs related to a headcount reduction of approximately 500 employees, of which approximately 40 percent related to administrative structure and 55 percent related to the non-data storage businesses.

The cost per employee for this program was higher than the Company’s previous restructuring programs because it involved employees with higher average pay. From the inception of this program through September 30, 2002, the Company has reduced its headcount by approximately 400 employees related to this program. During the first nine months of 2002, the Company made cash payments of $15.2 million related to this program, bringing the cumulative cash payments since the inception of the program to $17.6 million. In the second and third quarters of 2002, the Company adjusted the restructuring reserve by $0.8 million and $1.3 million, respectively, for lower than expected costs in severance and other areas. Approximately $10.0 million in severance and other payments associated with this restructuring program are expected to be made in the fourth quarter of 2002. The program is expected to be substantially completed by the end of the first quarter of 2003.

The following tables represents the activity related to the 2002 and 2001 restructuring programs:

				Balance as of
	Program	Cumulative		September 30,
(In millions)	Amounts	Usage	Adjustments	2002

Severance	$29.4	$(15.6)	$(1.5)	$12.3

Asset impairments	19.2	(19.2)		—

Other	7.7	(3.5)	$(0.6)	3.6

Total	$56.3	$(38.3)	$(2.1)	$15.9

			Balance as of
	Program	Cumulative	September 30,
(Approximate Headcount)	Amounts	Reduction	2002

Headcount	515	400	115

2000 Restructuring Program

In 2000, the Company recorded a $24.6 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. The charges included $15.9 million for employee separation programs related to a headcount reduction of approximately 430 employees.

During 2002, the Company made cash payments of $2.4 million related to the 2000 restructuring program. In the second and third quarters of 2002, the Company made restructuring related adjustments of $1.3 million and $0.4 million, respectively, primarily due to lower than expected costs to streamline the international organizational structure.

With the third quarter adjustment, the program is now complete. Since the inception of this restructuring program through September 30, 2002, the Company has reduced its headcount by approximately 400 employees, which includes both voluntary and involuntary employee reductions, related to this program.

6.	DIVESTITURES

On August 30, 2002, the Company consummated the sale of its North America Digital Solutions and Services business to DecisionOne Corporation. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, DecisionOne paid the Company $4.7 million in cash on August 30, 2002. The Company recognized a $1.6 million after-tax gain on the disposal of the discontinued business. In addition, the terms of the sale include the potential for additional future payments to the Company in 2004, of up to $5.0 million, based upon revenue targets achieved by DecisionOne associated with the DSS business.

The results of discontinued operations for the three and nine month periods ended September 30, 2002 and 2001 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$8.9	$13.7	$34.9	$43.1

Income before taxes	0.8	1.7	4.9	4.6

Income tax provision	0.3	0.7	1.9	1.8

Income from operations of discontinued business, net of taxes	0.5	1.0	3.0	2.8

Gain on disposal of discontinued business, net of taxes of $1.0 million	1.6	—	1.6	—

Total discontinued operations	$2.1	$1.0	$4.6	$2.8

Basic earnings per common share	$0.06	$0.03	$0.13	$0.08

Diluted earnings per common share	$0.06	$0.03	$0.13	$0.08

Also in the third quarter of 2002, the Company completed the process of closing or selling the Digital Solutions and Services business outside of North America as part of the Company’s 2001 restructuring program. The divestitures outside of North America had no material impact on cash flows or net income after consideration of costs accrued for in the Company’s 2001 restructuring program.

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

Accumulated other comprehensive (loss) income represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consists of the following:

			Minimum	Accumulated
	Cumulative	Cash	Pension	Other
	Translation	Flow	Liability	Comprehensive
	Adjustment	Hedging	Adjustment	(Loss) Income

Balance, December 31, 2001	$(98.8)	$0.8	$(6.3)	$(104.3)

First quarter 2002 change	(1.4)	(0.1)	—	(1.5)

Balance, March 31, 2002	$(100.2)	$0.7	$(6.3)	$(105.8)

Second quarter 2002 change	10.8	(1.1)	—	9.7

Balance, June 30, 2002	$(89.4)	$(0.4)	$(6.3)	$(96.1)

Third quarter 2002 change	(2.1)	—	—	(2.1)

Balance, September 30, 2002	$(91.5)	$(0.4)	$(6.3)	$(98.2)

Comprehensive income for the three and nine months ended September 30, 2002 and 2001 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2002	2001	2002	2001

Net income	$18.5	$10.1	$56.8	$24.9

Changes in cumulative translation adjustments	(2.1)	8.3	7.3	(4.3)

Cash flow hedging - net	—	(0.4)	(1.2)	0.5

Unrealized loss on available-for-sale securities - net	—	(0.2)	—	0.1

Comprehensive income	$16.4	$17.8	$62.9	$21.2

8.	BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media and services for use in the mobile and desktop, network and enterprise data center markets; Digital Solutions and Services, which provided technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation (all businesses within the Digital Services and Solutions segment have been sold or closed as of September 30, 2002 — see footnote 1 to the table below); Specialty Paper, which includes carbonless paper, such as multi-part business forms, and videodisc replication (videodisc replication was closed at the end of the first quarter of 2002). Color Technologies, whose principal products included printing and color proofing systems, printing films and plates for the graphic arts marketplace, was sold to KPG on December 31, 2001. In 2001, Specialty Paper and Color Technologies were combined and presented as a single segment. Beginning in 2002, they have been separated and the prior period presentation has been restated to conform to the new presentation as a result of the sale of the color proofing and color software business to KPG.

Business		Data	Digital
Segment		Storage and	Solutions			Corporate,
Information	Third	Information	and	Specialty	Color	Other and	Total
(In millions)	Quarter	Management	Services(1)	Paper	Technologies	Unallocated(2)	Company

Net revenues	2002	$249.5	$0.9	$13.3	$—	$0.1	$263.8

	2001	206.6	7.3	14.0	37.9	(0.2)	265.6

Operating	2002	$26.7	$(0.3)	$2.1	$—	$(1.0)	$27.5

income (loss)	2001	14.3	(2.2)	1.4	(0.1)	(1.7)	11.7

Business	Nine	Data	Digital
Segment	Months	Storage and	Solutions			Corporate,
Information	to	Information	and	Specialty	Color	Other and	Total
(In millions)	Date	Management	Services(1)	Paper	Technologies	Unallocated(2)	Company

Net revenues	2002	$747.0	$9.5	$39.1	$—	$0.2	$795.8

	2001	632.5	21.7	38.7	124.8	1.8	819.5

Operating	2002	$72.0	$(4.0)	$5.5	$—	$6.8	$80.3

income (loss)	2001	35.9	(6.0)	1.1	8.1	(11.3)	27.8

(1)  In the third quarter of 2002, the Company sold its North America Digital Solutions and Services business and reclassified it to discontinued operations, as discussed in Note 6 to the Consolidated Financial Statements. Also in the third quarter of 2002, the Company completed the process of closing the Digital Solutions and Services business outside of North America as part of the Company’s 2001 restructuring program. Amounts in this table represent net revenues and operating income (loss) of the Digital Solutions and Services business outside of North America.

(2)  The operating loss for the nine months ended September 30, 2001, includes $5.7 million of accelerated software amortization discussed in Note 10 to the Consolidated Financial Statements. The operating income for the nine months ended September 30, 2002, includes $8.4 million of special items, consisting of income from net legal settlements discussed in Note 4 to the Consolidated Financial Statements and net restructuring charges and adjustments discussed in Note 5 to the Consolidated Financial Statements. In addition, both the three and nine month periods of 2002 and 2001 include overhead no longer allocable to operations that were discontinued.

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2001.

9.	DERIVATIVES AND HEDGING ACTIVITIES

The Company maintains a foreign currency exposure management policy that allows for the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with exchange rate volatility. These contracts are entered into to fix the U.S. dollar amount of the eventual cash flows resulting from such transactions. The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to booked or forecasted transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with gains and losses that were accumulated in other comprehensive income (loss) recognized in current period operations. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

The Company enters into foreign currency forward-exchange contracts to hedge foreign currency exposure of its firm commitments to purchase and sell goods that qualify as fair-value hedges. These forward-exchange contracts mature in twelve months or less.

Beginning January 1, 2001, substantially all of the Company’s intercompany sales to Europe are denominated in Euros. The Company purchased options as hedges of a portion of the anticipated 2002 and 2001 sales that qualify as cash-flow hedges. As of September 30, 2002, these option contracts range in duration from one to three months and totaled $15.9 million. Hedge costs, representing the premium paid on expired options net of hedge gains, of $0.7 million were reclassified into operations for the quarter ended September 30, 2002. Amounts reclassified into operations for the quarter ended September 30, 2001 totaled $0.6 million.

The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of September 30, 2002 was $0.4 million, net of tax, all of which is expected to reverse in 2002.

As of September 30, 2002, the fair value of the Company’s foreign currency forward and option contracts outstanding was negative $0.2 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the “Company”) as of September 30, 2002 and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
October 22, 2002

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The Company’s primary business is the development, manufacture and distribution of removable data storage products, categorized under the Standard Industrial Classification (SIC) code as “3695; Magnetic and Optical Recording Media” or the North American Industry Classification System (NAICS) code as “334613; Magnetic and Optical Recording Media Manufacturing.”

On August 30, 2002, the Company consummated the sale of its North America Digital Solutions and Services business to DecisionOne Corporation. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Management’s discussion and analysis of financial condition and results of operations generally focuses on the Company’s continuing operations.

On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. The financial results for the three months and nine months ended September 30, 2001 include the color proofing and color software business.

The following table displays the Company’s results of continuing operations for the nine months ended September 30, 2002 and 2001. The 2002 and 2001 results are as reported and as adjusted to exclude special items. The 2002 adjusted results exclude restructuring and net litigation benefits (see Notes 4 and 5 to the Consolidated Financial Statements) while the 2001 adjusted results exclude amortization related to abandoned software that was included in sales, general and administrative (see Note 10 to the Consolidated Financial Statements).

(In millions, except per share amounts)
(Unaudited)

	Nine months ended September 30,

	2002		2001

		Excluding		Excluding
	As	Special	As	Special
	Reported	Items	Reported	Items

Net revenues	$795.8	$795.8	$819.5	$819.5

Gross profit	242.3	242.3	248.9	248.9

Selling, general and administrative	133.6	133.6	173.0	167.3

Research and development	36.8	36.8	48.1	48.1

Litigation settlements — net	(6.4)	—	—	—

Restructuring	(2.0)	—	—	—

Operating income	80.3	71.9	27.8	33.5

Income from continuing operations	52.2	46.8	22.1	26.0

Diluted earnings per common share, continuing operations	$1.47	$1.32	$0.63	$0.74

Results of Operations

Comparison of Three Months Ended September 30, 2002 and 2001

Net revenues of $263.8 million declined 0.7 percent from last year’s revenues of $265.6 million. Excluding the color proofing and color software business from prior year’s revenues, net revenues increased 15.9 percent from last year’s adjusted revenues of $227.7 million, driven by the strength of revenues in the Company’s Data Storage and Information Management segment (DS&IM).

DS&IM third quarter revenues increased $42.9 million, or 20.8 percent, to $249.5 million from $206.6 million a year ago. This increase was driven by volume increases of approximately 30 percent. Effects of currency exchange rates also increased net revenues by approximately 3 percent. The volume and currency rate increases were partially offset by price declines of approximately 12 percent.

For the period, revenue grew across all customer sectors and all geographic regions with particular strength in the business to business tape products. For the period, growth was especially strong in Ultrium, DLT, 3590E, 9840 and 9940 tape cartridges as well as optical products. Retail consumer sales grew, but more slowly, than in previous quarters. The revenue increase also was driven by the Company’s distribution program with IBM in which IBM branded media products are sold through the Company’s distribution channels. The IBM branded business, which spans across multiple product lines, began in the third quarter of 2001.

Digital Solutions and Services (DSS) third quarter 2002 revenues were $0.9 million as compared with $7.3 million a year ago. Due to the presentation of the North America DSS operations as discontinued operations, these net revenues relate only to DSS operations outside of North America. The decline is due to the planned discontinuation of DSS operations in regions outside North America. As of the end of the third quarter, all DSS operations outside of North America had been closed or sold.

Specialty Paper revenues were $13.3 million in third quarter 2002 as compared with $14.0 million in third quarter 2001. Specialty Paper includes carbonless paper, such as multi-part business forms, and videodisc replication. Revenues for 2001 include $0.8 million for videodisc replication, which was closed at the end of the first quarter of 2002.

Gross profit in third quarter 2002 was $85.2 million or 32.3 percent of revenues, compared to $81.8 million, or 30.8 percent of revenues in the year earlier quarter. The increase of 1.5 percentage points was primarily due to improved manufacturing costs due to volume growth as well as sourcing savings, the impact of favorable currency exchange rates and the ongoing benefit from settlement of litigation with Quantum and Maxell in the DLT tape business. These improvements more than offset the negative impact of approximately 2.7 percentage points related to the divestiture of the relatively higher gross margin color proofing and color software business.

Selling, general and administrative (SG&A) expenses in third quarter 2002 were $44.3 million or 16.8 percent of revenues, compared to $54.6 million or 20.6 percent of revenues in the year earlier quarter. The quarter over quarter 3.8 percentage point decrease in SG&A as a percent of revenues was driven primarily by a 2.3 percentage point impact from divesting the relatively higher SG&A color proofing and color software business, the benefit received from the Company’s 2001 restructuring program, and increased DS&IM revenue in third quarter of 2002. In addition, transition services fees from divested businesses, which totaled approximately $1.1 million in third quarter 2002, offset certain costs previously allocated to the divested businesses. However, the level of transition services payments is expected to decline in the fourth quarter of 2002, putting upward pressure on SG&A expenses as reflected in the Company’s SG&A guidance discussed in the Forward-Looking Statements section.

Research and development (R&D) costs were $13.3 million, or 5.0 percent of revenues, as compared to $15.5 million, or 5.8 percent of revenues for the prior year quarter. The decrease in both amount and percentage points is due primarily to the divestiture of the color proofing and color software business which had carried a higher R&D percentage of revenues.

In the third quarter of 2002, the Company recorded a net restructuring charge of $0.1 million. The charge consisted of a new restructuring program of $1.8 million to realign the Storage Professional Services organization, which is part of the Company’s DS&IM business segment, offset by $1.7 million of restructuring reserve adjustments due primarily to lower than expected costs in the Company’s previous restructuring programs (see Note 5 to the Consolidated Financial Statements).

Operating income in the third quarter of 2002 was $27.5 million, compared with operating income of $11.7 million for the same period last year. The quarter over quarter increase in operating income is due to the factors discussed above.

Other expense for the third quarter of 2002 was $2.1 million, comprised of a write-off of the Company’s $3.0 million equity investment in DataPlay, Inc., $2.3 million in interest income, and $1.4 million of other expenses. This compares with other income of $1.4 million a year ago.

The tax rate for continuing operations for the third quarter of 2002 was approximately 35 percent. The Company’s 2001 full-year tax rate was approximately 32 percent from all operations. The higher 2002 rate is driven by increased profits earned domestically.

Income from continuing operations in the third quarter of 2002 was $16.4 million, or $0.47 per basic share and $0.46 per diluted share, compared with income from continuing operations of $9.1 million, or $0.26 per basic and diluted share, in the third quarter 2001. The increase of $0.21 per basic and $0.20 per diluted share resulted from higher operating income as discussed above.

Comparison of Nine Months Ended September 30, 2002 and 2001

On a year to date basis, net revenues of $795.8 million declined 2.9 percent from last year’s $819.5 million. Excluding the color proofing and color software business from prior year’s revenues, net revenues increased 14.6 percent from last year’s adjusted revenues of $694.7 million, driven by the strength of revenues in the Company’s DS&IM segment.

DS&IM revenues increased 18.1 percent to $747.0 million from $632.5 million a year ago. This increase was driven by volume increases of approximately 28 percent. Volume increases were offset by price declines of approximately 10 percent. Effects of changes in currency exchange rates were insignificant. Significant volume increases occurred in all major product categories and across all geographic areas, while pricing pressures were less than in 2001. For the period, growth was especially strong in Ultrium tape cartridges, optical products, and 9840 and 9940 cartridges. The revenue increase also was driven by the Company’s distribution program with IBM in which IBM branded media products are sold through the Company’s distribution channels. The IBM branded business, which spans across multiple product lines, began in the third quarter of 2001.

DSS 2002 revenues were $9.5 million as compared with $21.7 million a year ago. Due to the presentation of the North America DSS operations as discontinued operations, these net revenues relate only to DSS operations outside of North America. The decline is due to the planned discontinuation of DSS operations in regions outside North America. As of the end of the third quarter, all DSS operations outside of North America had been closed or sold.

Specialty Paper revenues were $39.1 million as compared with $38.7 million a year ago. Revenues in 2001 included $2.5 million for videodisc replication, which was closed at the end of the first quarter of 2002.

Gross profit was $242.3 million, or 30.4 percent of revenues, for the first nine months of 2002. This compared with $248.9 million, or 30.4 percent of revenues, a year ago. In 2002, strong volume growth, which helped lower unit costs, as well as improved product mix in DS&IM offset the negative impact of approximately 3.6 percentage points related to the divestiture of the relatively higher gross margin color proofing and color software business

In the first quarter of 2001, the Company recorded special charges related to accelerated amortization associated with the abandonment of certain capitalized software (see Note 10 to Consolidated Financial Statements). The $5.7 million charge for this amortization is recorded in selling, general and administrative expenses.

Selling, general and administrative expenses for the first nine months of 2002 were $133.6 million or 16.8 percent of revenue, compared to $173.0 million or 21.1 percent of revenue for the same period a year ago. Excluding special items in 2001, SG&A declined $33.7 million in 2002 from $167.3 million last year. The year over year 3.6 percentage point decrease in SG&A (excluding special items) as a percent of revenues was driven primarily by a 2.0 percentage point impact from divesting the relatively higher SG&A color proofing and color software business, the benefit received from the Company’s 2001 restructuring program, and increased DS&IM revenue in first nine months of 2002. In addition, transition services fees from divested businesses, which totaled approximately $6.4 million during the first nine months of 2002, offset certain costs previously allocated to the divested businesses. However, the level of transition services payments is expected to decline in the fourth quarter of 2002, putting upward pressure on SG&A expenses as reflected in the Company’s SG&A guidance discussed in the Forward-Looking Statements section.

Research and development costs for the first nine months of 2002 were $36.8 million, or 4.6 percent of revenues, as compared to $48.1 million, or 5.9 percent of revenues for the prior year. The decrease in both amount and percentage points is due to the divestiture of the color proofing and color software business which had carried a higher R&D percentage of revenues.

In the second quarter of 2002, the Company recorded a benefit of $8.5 million of special items, consisting of $7.4 million in a litigation benefit from the May 29, 2002 legal settlements with Quantum and Maxell, net of associated legal expenses, a $1.0 million charge for an unrelated litigation matter related to optical disk royalties in Spain and $2.1 million in restructuring reserve adjustments due primarily to lower than expected costs in the Company’s restructuring programs. The Quantum and Maxell litigation settlement also contained provisions which are expected to benefit the Company’s ongoing business results.

Operating income for the first nine months of 2002 was $80.3 million as compared to $27.8 million for the same period last year. Excluding special items from second and third quarter 2002 and first quarter 2001, operating income for the first nine months of 2002 was $71.9 million as compared to $33.5 million for the same period last year. This increase is due to the factors discussed above.

Other income for the first nine months of 2002 was zero, as compared with $4.1 million for the same period last year. The year over year decrease was due to a decline in interest income in 2002 due to lower short-term interest rates and a write-off of the Company’s $3.0 million equity investment in DataPlay, Inc.

The tax rate for continuing operations for the first nine months was approximately 35 percent. The Company’s 2001 full-year tax rate was approximately 32 percent from all operations. The higher 2002 rate is driven by increased profits earned domestically.

Income from continuing operations for the first nine months of 2002 was $52.2 million, or $1.50 per basic share and $1.47 per diluted share, as compared to $22.1 million, or $0.64 per basic share and $0.63 per diluted share, for the first nine months of 2001. Excluding special items from second and third quarter 2002 and first quarter 2001, income from continuing operations for the first nine months of 2002 was $46.8 million, or $1.34 per basic share and $1.32 per diluted share. This compares with income from continuing operations of $26.0 million, or $0.75 per basic share and $0.74 per diluted share, for the same period in 2001. The increase of $0.59 per basic share and $0.58 per diluted share resulted from higher operating income as discussed above.

Financial Position

Accounts receivable days sales outstanding was 46 days as of September 30, 2002, a decrease of two days from 48 days as of December 31, 2001. The Company had 66 days of inventory supply on hand as of September 30, 2002 compared to 67 days as of December 31, 2001. Total current assets increased by $50.8 million, driven by an increase of $50.7 million in cash and equivalents. Other assets decreased by $32.6 million, primarily as a result of a decrease in deferred income taxes due to the realization of certain tax asset items. Other current liabilities decreased by $37.3 million, primarily due to a decrease in restructuring reserves.

Critical Accounting Policies and Estimates

For further discussion, see the “Critical Accounting Policies and Estimates” section in Item 7 in the Company’s 2001 Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash provided by operating activities was $81.8 million in the first nine months of 2002. The major driver was net income as adjusted for non-cash items of $107.8 million, offset by working capital usages of $30.3 million. Net income as adjusted for significant non-cash items includes net income of $56.8 million adjusted for depreciation and amortization of $29.2 million and deferred income taxes of $30.2 million, less restructuring and other special items of $8.4 million (see Notes 4 and 5 to the Consolidated Financial Statements). Cash used in the first nine months of 2002 related to total working capital increases was $30.3 million. The cash used in 2002 was due largely to payments related to restructuring programs of $17.6 million, payments related to employee incentive compensation of $13.8 million, offset by a cash inflow of $12.9 million due to a decrease in accounts receivable and a cash inflow of $11.1 million due to an increase in accounts payable.

For the first nine months of 2001, cash provided by operating activities was $91.0 million. This consisted of $63.4 million of net income as adjusted for non-cash items, $21.3 million from net working capital decreases, and $6.3 million from other sources. Net income as adjusted for significant non-cash items includes net income of $24.9 million adjusted for deprecation and amortization of $41.6 million, less deferred income taxes of $3.1 million as a use of cash. Depreciation and amortization include $5.7 million of accelerated amortization in 2001 (see Note 10 to the Consolidated Financial Statements) and $2.7 million of depreciation in 2001 related to the color proofing and color software business which was sold at the end of 2001. Depreciation and amortization also included depreciation in 2001 for assets that were written off as part of the fourth quarter 2001 restructuring. Cash provided by working capital of $21.3 million in 2001 included a $7.5 million increase in accounts payable, a $15.1 million income tax refund, and the reclassification of $11.0 million of restricted cash from other current assets to cash and equivalents, which was previously used as collateral for local borrowings of debt in an international subsidiary. Cash was used to increase inventories $27.5 million primarily due to higher optical media inventory in DS&IM as well as a planned build-up of tape products at one manufacturing plant in anticipation of the relocation of some of the work to another facility. Cash of $11.4 million was used in restructuring programs.

Cash used by investing activities was $29.9 million in first nine months of 2002 and $34.6 million in first nine months of 2001. Substantially all investing activities relate to capital spending except for the $4.7 million of proceeds from the sale of the North America DSS business in 2002.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory, and manufacturing machinery and equipment, not to exceed $100 million. Borrowing availability as of September 30, 2002 was $69.8 million under the Company’s existing Loan Agreement. No borrowings were outstanding under the Loan Agreement as of September 30, 2002. The Loan Agreement expires December 31, 2003.

In addition, certain international subsidiaries have arranged borrowings locally outside of the agreement discussed above. As of September 30, 2002, $5.6 million of short-term borrowings were outstanding under such arrangements. As of September 30, 2002, the Company’s ratio of debt to total capital was 0.8 percent as compared with 1.9 percent as of December 31, 2001.

The Company’s Board of Directors has authorized the repurchase of up to 10 million shares of the Company’s common stock. The Company repurchased 0.4 million shares during the first nine months of 2002. As of September 30, 2002, the Company had repurchased 7.2 million shares under this authorization and held, in total, 7.7 million shares of treasury stock acquired at an average price of $22.39 per share.

The Company’s Board of Directors has authorized an additional $49.0 million in capital expenditures to develop advanced media coating capabilities in the Company’s Weatherford, Oklahoma, facility, expected to be completed in 2004. The capital expenditures will start in the fourth quarter of 2002, with the majority of the expenditures occurring in 2003, and concluding in 2004. The 2002 portion of the investment is reflected in the Company’s outlook for 2002 capital spending.

The Company’s liquidity needs include: capital expenditures in 2002 targeted to be in the range of $45 million; pension funding expected to approximate $8 million in the fourth quarter of 2002; cash payments related to restructuring of approximately $15.9 million;

short-term debt of $5.6 million; certain operating leases as discussed in the Company’s 2001 Annual Report on Form 10-K; and any amounts associated with the repurchase of common stock under the authorization discussed above. Other than the operating lease commitments, the Company is not using off-balance sheet arrangements, including the use of special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company.

As of December 31, 2001, the Company’s defined benefit pension plans had an aggregate unfunded status of $38.7 million representing an excess of projected benefit obligations over plan assets. Based on the relationship of this unfunded status to amounts accrued in the financial statements, the applicable accounting rules required the recording of a minimum pension liability with an offsetting reduction of shareholder’s equity which totaled $6.3 million net of tax as of December 31, 2001, as reflected in the Company’s 2001 financial statements. Due to the impacts of financial market performance on plan assets as well as lower interest rates in 2002, the Company now estimates that the unfunded status of these plans could be in the range of $45 to $50 million at December 31, 2002. In accordance with Generally Accepted Accounting Principles, this would require the Company to increase its minimum pension liability, which would further reduce shareholder’s equity in the range of $10 to $12 million, net of tax, over the amount at December 31, 2001. These estimates are based upon an assumed $8 million of additional funding expected in the fourth quarter of 2002, which would bring the full year’s funding to approximately $20 million. Although not specifically required statutorily, it is likely that the Company will fund its pension plans in 2003 at a higher level than in 2002.

Forward-Looking Statements

The following statements are based on the Company’s current outlook subject to the risks and uncertainties outlined below.

•	Fourth quarter of 2002 DS&IM segment revenues are expected to be in the range of $255 to $265 million;
•	Gross margin for fourth quarter of 2002 is targeted to be in the range of 31 to 32 percent of revenues;
•	Research and Development spending is targeted in the range of five percent of revenues;
•	Selling, General, and Administrative spending is targeted in the range of 17 to 17.5 percent of revenues for the fourth quarter of 2002, which is up in anticipation of the impact of declining transition services as well as other factors;
•	The Company is estimating operating income for the fourth quarter of 2002 to be in the range of $25 to $28 million;
•	Net non-operating income is targeted to be approximately $750,000 for the fourth quarter of 2002;
•	Tax rate is estimated to be approximately 35 percent;
•	Based on achieving the above targets, earnings per share is anticipated to be in the range of $0.47 to $0.52 for the fourth quarter of 2002;
•	Capital expenditures are estimated to be in the range of $15 million for the fourth quarter and $45 million for the full year of 2002;
•	Depreciation and amortization expense is targeted to be in the range of $40 million for the full year of 2002;
•	The Company is in the process of finalizing its operating plans for 2003 and expects to provide its guidance for 2003 before year end; and
•	Longer range, the Company has established goals of revenue growth in the range of 10 percent and operating margin in the range of 10 percent.

Certain information contained in this report which does not relate to historical financial information, including the 2002 Outlook, may be deemed to constitute forward-looking statements.

The words or phrases “is targeted to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected.

The Company wishes to caution investors not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to implement its restructuring programs for the estimated costs on a timely basis and to achieve the projected benefits, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, the amount and timing of transition service payments received, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, the ability of the Company to secure adequate supply of certain high demand products, the ready availability and price of energy, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products, as well as various factors set forth in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change since the Company’s last Form 10-K. For further information, see Item 7(a) “Market Risks” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Also, see information on derivatives and hedging activities in Note 9 to the Consolidated Financial Statements of this Form 10-Q.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the disclosure controls and procedures conducted within 90 days of filing this quarterly report, the Chairman of the Board and Chief Executive Officer, William T. Monahan, and the Senior Vice President, Chief Financial Officer and Chief Administrative Officer, Robert L. Edwards, have concluded that the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective.

(b)  Changes in Internal Controls

There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation thereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3. “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2002, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of September 30, 2002 would not be material to the Company’s financial position.

On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 6 to the Consolidated Financial Statements). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief. The Company disputes any liability to Jazz Photo and is vigorously defending the action. In 2002, the parties continue to litigate the scope of document production and discovery that will be required in the action. Depositions began in the third quarter of 2002.

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

On October 3, 2001, Quantum Corporation filed a lawsuit in the Superior State Court in California in Santa Clara County seeking to prohibit the Company from selling its digital linear tape for use on Quantum DLT tape drives. The lawsuit accused the Company of misappropriation of trade secrets, deceptive and misleading advertising, and unfair business practices. Quantum also filed a motion for a preliminary injunction to block the Company from selling Black Watch™ Digital Linear Tape IV cartridges. The court issued a preliminary injunction that allowed the Company to sell its Black Watch Digital Linear Tape IV cartridges but required that the Company pay Quantum a 30 percent royalty on those revenues (as set forth in the license agreement between the parties) during the interim until the claims are resolved.

On May 29, 2002, the Company, Quantum, and Maxell settled all legal claims between the companies over the qualification, production, and sale of DLT tape media products. Quantum and the Company also committed to completing the qualification process of the Company as a manufacturer of DLT tape media, which was completed in August 2002. The antitrust lawsuit and all counterclaims have been withdrawn.

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

Items 2-5. Not Applicable

Item 6(a). Exhibits

         The following documents are filed as exhibits to this Report.

10.1	Severance Agreement dated August 7, 2002 between the Company and William T. Monahan, replacing the Employment Agreement dated as of July 1, 1996 which was included as exhibit 10.7 in the Company’s Registration Statement on Form 10 (No. 1-14310)

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.

(REGISTRANT)

Date: November 12, 2002	By:	/s/ Robert L. Edwards

Robert L. Edwards Senior Vice President, Chief Financial Officer and Chief Administrative Officer

Certifications

I, William T. Monahan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Imation Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ William T. Monahan
William T. Monahan
Chairman and Chief Executive Officer

I, Robert L. Edwards, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Imation Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ Robert L. Edwards
Robert L. Edwards
Senior Vice President,
Chief Financial Officer and
Chief Administrative Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Severance Agreement dated August 7, 2002 between the Company and William T. Monahan, replacing the Employment Agreement dated as of July 1, 1996 which was included as exhibit 10.7 in the Company’s Registration Statement on Form 10 (No. 1-14310)

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002