Form 10-K
period 2002-12-31
IMATION CORP
filed 2003-03-14
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14310

IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Imation Place Oakdale, Minnesota (Address of principal executive offices)	55128 (Zip Code)

(651) 704-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 per share	New York Stock Exchange, Inc.; Chicago Stock Exchange, Incorporated
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.; Chicago Stock Exchange, Incorporated

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).     Yes ☑          No ☐

      Aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of $29.76 as reported on the New York Stock Exchange on June 28, 2002: $1,044.6 million.

      The number of shares outstanding of the Registrant’s common stock on February 28, 2003 was 35,442,208.

DOCUMENTS INCORPORATED BY REFERENCE

      Selected portions of Registrant’s Proxy Statement for Registrant’s 2003 Annual Meeting are incorporated by reference into Part III.

PART I

Item 1.	Business.

General

      Imation Corp. (Imation or the Company), a Delaware corporation formed in 1996, develops, manufactures, and markets magnetic and optical removable data storage products for users of digital information technology in more than 60 countries around the world. The Company’s primary business is the development, manufacture and distribution of removable data storage products, categorized under the Standard Industrial Classification (SIC) code as “3695; Magnetic and Optical Recording Media” or the North American Industry Classification System (NAICS) code as “334613; Magnetic and Optical Recording Media Manufacturing.”

      The Company was formed in a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. Since the spin-off, the Company has divested most of the non-data storage businesses, consolidated warehouses and physical infrastructure it inherited with the spin-off, invested in information systems, and adjusted the basic operational infrastructure to support the Company more effectively. Divestitures within the last three years include: 1) the color proofing and color software business that comprised most of the Color Technologies segment sold on December 31, 2001 to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG), and 2) the Digital Solutions and Services (DSS) business that provided field service on Imation and other Original Equipment Manufacturers’ (OEMs) hardware devices, manufactured microfilm aperture cards and sold document imaging consumables and hardware systems. The North America DSS business was sold effective August 30, 2002 to DecisionOne Corporation while the remaining DSS businesses outside North America were closed or sold by September 30, 2002 (see Note 3 to the Consolidated Financial Statements).

      Following its divestitures, the Company is now almost singularly focused on the removable data storage media industry (see Figure #1) and has a long history in this industry dating from 1947, when this business was started by 3M Company, resulting in the first commercialized data storage tape introduced in 1953. The Company’s vision is to be the recognized worldwide leader in removable data storage, to be the most trusted source for digital data storage by consumers and businesses alike, and to be recognized as an independent expert in digital information back-up, archive, and protection. Key elements of the Company’s strategy are as follows:

•	Strengthen and grow the core data storage removable media business by offering a comprehensive portfolio of products to the sectors of the market where it competes;

•	Expand into business areas that are closely adjacent to the core;

•	Further develop and enhance manufacturing and sourcing capabilities to deliver optimum cost structure and product quality;

•	Leverage the Company’s broad and successful relationships with leading OEMs, customers, and distribution channels;

•	Further penetrate markets outside the United States; and

•	Maintain and extend technology capabilities in key areas, including cartridge design and manufacturing, tape coating, servo-writing, and advanced optical storage technologies.

      Historical results are reported by the Company for four business segments: Data Storage and Information Management (DS&IM), Specialty Paper, Color Technologies, and Digital Solutions and Services (DSS) outside of North America. As noted in Note 3 to the Consolidated Financial Statements, the North America DSS business was sold on August 30, 2002 and was reclassified as discontinued operations for all periods presented. In addition, the DSS businesses outside of North America, which were sold or closed by September 30, 2002, remained in the presentation of continuing operations as did the Color Technologies business sold as of December 31, 2001 (see Notes 3 and 11 to the Consolidated Financial Statements). Going forward in 2003, the Company’s remaining operations will consist of two segments, DS&IM and Specialty Paper.

      Approximately 49 percent of the Company’s revenues are derived from international sales in over 60 countries outside the U.S. Financial information by segment and geographic region can also be found in Note 11 to the Consolidated Financial Statements.

Figure #1

Data Storage Revenue & Other

Data Storage and Information Management (DS&IM)

Industry Background

      The Company competes within the global information technology (IT) industry. Specifically, the Company develops, manufactures and markets removable data storage media, where digital information that is important to organizations and individuals can be recorded and stored. The need to capture, manipulate, store and protect ever larger amounts of this digital information is driving demand for a variety of data storage media formats that are differentiated by total storage capacity, reliability, data transfer rates, cost, portability, and media size. According to various industry analysts and Company estimates, the total global data storage market, including hardware and services, is estimated to be in excess of $70 billion. The removable storage media segment, where the Company directly competes, is estimated to exceed $7 billion.

      The demand for removable data storage media is driven by the rapid growth of digital information, a trend that has accelerated with the emergence of the digital economy where more and diverse types of information are created and managed digitally. As data storage hardware, software, and transmission networks continue to deliver improved cost/performance, new and expanded applications have emerged which require the creation of larger, more complex sets of data and larger databases to more efficiently support critical business processes. With business data reaching across multiple locations, data security, archiving and reliable backup have become critical business processes. In addition, there has been increased awareness of the risks of catastrophic data loss and increased requirements for record retention, causing an increase in data backup and retention practices at many organizations. As use of the Internet becomes increasingly pervasive by both business and individuals, information important to users is created and stored in digital format with greater frequency and in ever-larger amounts. As the size and price of consumer electronics devices continue to shrink, the variety of digital information easily available for individuals to store — including music, video and photography — continues to grow rapidly.

      There are many diverse ways to store digital information, depending on the application and the amount of information to be stored. In a commercial environment, decisions about the kind of data storage platform to use depend on a multitude of factors including storage capacity, access speed, performance, scalability, portability, compatibility with other components, and total cost. For example, “live” data that is directly accessed and manipulated typically will be treated differently than data which is copied for purposes of back-up or archiving. As a result, storage implementations in a commercial environment typically may include more than one platform and media format.

      There are multiple sales channels available to users of data storage products, including direct from factory, sales and distribution through OEMs, value added resellers, distributors, catalog and retail.

Application Areas and Products

      In the case of removable storage, there are many formats, in both magnetic and optical technologies, ranging from tape cartridges and diskettes to CDs and DVDs. Removable data storage products such as those offered by the Company provide the benefits of easily expanded capacity, data transportability, data management, and data security at a significantly lower relative cost than fixed disk storage. The Company develops, manufactures, and markets removable data storage media products in nearly every capacity range a user may require — from data that could occupy one book up to data occupying thousands of libraries. Data storage media products are used across all major application areas — enterprise data centers, the network server environment at both the high-end and low-end, and personal storage applications for both consumer electronics devices and desktop or laptop computers.

      The digital economy, as discussed above, is at a different level of development and penetration in different geographies. As a result, growth rates will typically vary in different application areas and product categories in different parts of the world.

      Enterprise Data Center — Imation is the leading supplier of magnetic tape cartridges to large data centers worldwide. In the data center, Imation’s products are typically used in mainframe and open systems environments, in large data libraries for back-up, business and operational continuance planning, near-line data storage and retrieval, cost-effective mass storage, and archival storage. Imation’s tape cartridges are often used in an automated tape library that can either be direct-attached storage or part of networked storage infrastructure such as a Storage Area Network (SAN). Large data centers are found in multiple industries, including financial services, geophysical exploration, transportation, government, telecommunications, and support the IT infrastructure of most large organizations globally. Enterprise level tape storage cartridges are used to store large amounts of data — up to 200 gigabytes (GB) of data on some cartridges and data transfer rates as high as 40 megabytes (Mb) per second. Imation cartridges used in enterprise-class applications include BlackWatch™ 9840 and 9940 cartridges developed for use with StorageTek drives, and BlackWatch 3480, 3490, 3590, and 3590E cartridges, developed for use with IBM drives. The Company is the exclusive manufacturer of 9840 and 9940 tape cartridges.

      Network Server Environment — Imation manufactures and distributes data tape cartridges for the wide variety of tape drives that are used in the network server environment, providing back-up, archive, and near-line storage in open systems environments for small to mid-sized businesses and corporate data centers. Imation cartridges work with tape drive systems that support the major operating environments including Unix, Linux, and Microsoft Windows® NT. Imation cartridges for entry-level server applications include Travan™ tape cartridges for use with Seagate Travan drives, and SLR tape cartridges for use with drives sold by Tandberg Data. For mid-range to high-end servers, where higher capacity cartridges are required, Imation’s BlackWatch DLTtape IV and BlackWatch SuperDLTtape cartridges are used in DLT and SDLT tape drives sold by several drive manufacturers. BlackWatch Ultrium™ cartridges are used in Linear Tape Open drives manufactured by IBM, Seagate, and Hewlett Packard.

      Personal Storage Applications — In the personal storage media sector, businesses and consumers use Imation’s broad range of digital storage media, storage devices, and accessories to store business information, spreadsheets, presentations, digital photos, data, music, video and more. Imation products provide storage media capacities ranging from 1.44MB diskettes to 650 MB CD-R and CD-RW optical disks to 9.4GB DVD optical disks.

      The application areas described above are overlapping with no definitive boundaries. The Company’s products are frequently used in more than one environment, depending on the specific customer need for functionality or capacity. In addition, the way these application areas are defined frequently changes as storage capacities and functionality needs increase. The following chart shows the Company’s data storage media offerings on a continuum of capacities and typical applications:

Customers

      As described above, the Company’s products are used by business customers in a variety of industries and by individual consumers. The Company’s removable data storage products and accessories are produced in multiple formats, including both magnetic and optical, across a wide spectrum of data storage drives, many with multiple manufacturers. The products are also often used in more than one storage environment, depending on the needed capacity.

      While the Company has a broad range of users for the spectrum of the Company’s products, one customer, StorageTek, represented approximately 11% of the Company’s net revenues in 2002. StorageTek has been successful in the enterprise market for tape automation systems with its 9840 and 9940 tape drives. The Company is the sole source of supply for 9840 and 9940 tape cartridges, which it sells to StorageTek as well as other customers. The divestiture of the Company’s non-data storage businesses reduced total Company revenues in 2002, which also increased StorageTek’s percent of total net revenues versus prior years.

      In addition to StorageTek, who is both a customer and OEM partner, the Company also considers its relationship with IBM, who also is both a customer and OEM partner, to be significant to its operations. The development of future formats with key OEMs, such as StorageTek and IBM, is critical to the Company’s future success and the loss of such a relationship could have a material effect on the Company’s business.

Competition

      The global markets for the Company’s products are intensely competitive and subject to continuous pricing pressure, frequent product performance improvement, and rapid technological change. The Company directly competes against other manufacturers of removable data storage products and, to some extent, against manufacturers of other forms of data storage, including hard disk storage for network and enterprise storage, and solid state (semi-conductor based) in the personal storage environment. Hard disk storage typically has been used for on-line applications whereas removable storage has been used for near-line and off-line applications such as back-up and archive, and in various consumer applications. Competition is based on a multitude of factors, including cost, breadth of product line, capacity, access speed and performance, durability, reliability, distribution capability, geographic availability, scalability, and compatibility. At the personal storage level, multiple formats of removable storage compete based on many different factors, with particular emphasis on pricing, emerging applications, convenience, compatibility and technology. Broad competition has resulted in continuous price pressure in the past and the Company expects this trend to continue.

      The Company’s primary competitors in the removable data storage market include Fuji Photo Film Co., Ltd., Hitachi Maxell, Ltd., Memorex, Inc., Verbatim Corporation, TDK Corp., Emtec, Inc., and Sony Corp. In addition, the Company has various agreements with manufacturers such that it is possible to be, at various times, a competitor, supplier, or customer with those manufacturers. While these companies compete in the removable media market, they do not generally report financial results for these businesses on a stand alone basis. Therefore it is difficult for the Company to estimate its relative market share. However, the Company uses a variety of industry sources to estimate market size and share and estimates that in 2001, the latest period for which data is available, it held approximately 15 to 17 percent of the total market sectors in which it chooses to compete for removable media, one to two percentage points greater than its nearest competitor.

Marketing and Distribution

      Imation’s data storage products are sold through a combination of distributors and value-added resellers, retailers, and OEMs. In the United States, approximately 60 percent of revenues come from distributors, 22 percent from OEMs and 18 percent from the retail channel. The Company maintains a sales force of approximately 50 representatives to service this distribution network.

      Approximately 50 percent of the Company’s data storage revenues come from sales outside the United States, primarily through subsidiaries and local sales teams in 35 different locations throughout Europe, Asia, Latin America, and Canada.

Manufacturing

      The Company manufactures data storage products at its facilities located in the United States at plants in Camarillo, California; Tucson, Arizona; Wahpeton, North Dakota; and Weatherford, Oklahoma. All of these manufacturing facilities are certified to ISO 9001:2000 quality standards. The Company manufactures most of the components for its magnetic data storage products, including magnetic tape and plastic components, but sources some material from outside suppliers. The Company does not manufacture the vast majority of the optical media products it sells but rather sources these products from manufacturers outside the U.S. In August 2002, the Board of Directors approved a capital expenditure of $49 million to design and build a new, state-of-the-art tape coating capability at its Oklahoma plant. The new coating facility is expected to begin operation by the end of the first quarter of 2004.

      The manufacture of high quality, competitive removable data storage media requires exacting manufacturing process steps with precise physical, electrical, and chemical tolerances as well as significant technical expertise in several areas including coating process technology, servo-writing, component design, fine particle plastic injection molding, automated high volume assembly, and magnetic and optical physical and material science. To manufacture magnetic media, a thin plastic film material is coated precisely and uniformly with a magnetic dispersion solution. Significant experience is required to successfully coat tapes that must be made thinner with succeeding product generations to keep up with demands for higher data transfer rates, greater data density, and faster tape speeds. The Company employs certain critical process technology, intellectual property, and technical know-how in the manufacture of its magnetic and optical data storage media and invests to maintain research and development facilities and pilot manufacturing lines for potential future products in both magnetic and optical media. The Company believes its application of key proprietary design and manufacturing technologies in the production of its media provides it with a competitive edge for certain products. The Company relies upon the availability of experienced and skilled personnel and invests in both R&D and capital equipment in order to successfully develop, manufacture and source magnetic and optical media that meet market requirements.

      Servo-writing technology in linear tape and tape drives provides precise positioning of read/write heads to achieve higher data densities on tape and is a critical technology to achieve increased storage capacities. Tape handling through the cartridge is an increasingly critical element of system robustness for the cartridge and the drive as tape transport speeds in the drives increase and the distance between the read/write head and the tape media decreases. Cartridge design and manufacturing includes the manufacture and assembly of plastic moldings and components, metal part stamping and modeling of the tape path and tape handling through the cartridge. The Company believes its servo-writing and cartridge design and manufacturing capabilities in particular give it a competitive advantage for certain products.

Raw Materials and Other Purchased Products

      The principal raw materials the Company uses for data storage products include plastic resins, polyester films, magnetic pigments, specialty chemicals, and solvents. The Company makes significant purchases of these and other materials and components used in the manufacturing operations from many domestic and foreign sources. There are two sources of supply for the base film and two for the MP (metal particulate) pigments on which the industry relies. If supply were disrupted for any of these key materials, the business of the Company and its competitors could be negatively impacted. The Company does rely on certain partners as sole suppliers for components used in its manufacturing processes. The loss of these certain suppliers could have a material impact on the business. Except for the instances cited above, the Company is not overly dependent on any single supplier of raw materials. The Company also makes significant purchases of other finished and semi-finished products, including optical media and certain finished tape and tape cartridges, primarily from Asian suppliers.

Specialty Paper

      The Company’s Specialty Paper unit is the remaining part of the Color Technologies segment retained by the Company. This business manufactures a wide variety of carbonless paper products that are used to make multi-part business forms at its specialty coating and converting production facility located in Nekoosa, Wisconsin. The Specialty Paper business represented approximately five percent of the Company’s total revenues in 2002.

      The Specialty Paper unit has been an innovative leader in the carbonless paper industry for over 40 years, specializing in cut sheet products. These products are used by most industry segments and are distributed through distribution channels including traditional fine paper merchants. The primary competitors to this business include Appleton Papers Inc. and MeadWestvaco Corporation. The Specialty Paper business also manufacturers private label carbonless paper products and provides contract manufacturing for various third party organizations.

      The Company’s videodisc replication business, which was closed in the first quarter of 2002, was also part of the Specialty Paper segment.

Digital Solutions and Services (DSS)

      The Company sold its North America DSS business in August 2002 (see Note 3 to the Consolidated Financial Statements). These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations.

      The Company also completed its planned exit of the DSS business outside of North America in the third quarter of 2002. As of the end of the third quarter, all DSS operations outside of North America had been closed or sold. The operations outside of North America are still included in continuing operations (see Note 11 to the Consolidated Financial Statements).

      The Company’s DSS business was a service organization with a focus on two areas — Field Service and Document Imaging products. Through relationships with OEMs, the Field Service group offered call center, help desk support, spare parts logistics, and field service to end-user customers, with a focus on providing services for the wide format color and imaging equipment markets. In the Document Imaging products area, the Company acted as a system integration coordinator to help its customer base transition from analog to digital systems, with an emphasis on providing integrated solutions in the wide format engineering document imaging systems market by combining hardware, software, supplies and services for its customers. The business also manufactured microfilm aperture cards.

Color Technologies

      Through 2001 the Company was an active participant in the graphic arts industry as a manufacturer and marketer of products and services for the capture, enhancement, management, and transmission of color images. On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to KPG. KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business and paid the Company $50 million in cash. Approximately 500 Imation employees worldwide transferred to KPG in connection with the transaction, along with the portion of the Company’s Weatherford, Oklahoma plant associated with color proofing (see Notes 3 and 11 to the Consolidated Financial Statements).

Research and Development

      New product development is critical to the Company’s future success and Imation maintains research laboratories and invests substantial resources in developing new products, improving existing products and researching potential new technologies for storage media. The Company’s research and development expenses were $50.6 million, $62.1 million, and $64.1 million, for 2002, 2001, and 2000, respectively, averaging approximately five percent of revenues. The decline in spending in each year was due to the divestitures of the color proofing and software business and the DSS business outside of North America. Most of this spending was focused on the development of existing and future formats of removable magnetic and optical storage media such as the next generation of high density metal particulate tape which requires newer and more advanced metal particulate pigments (referred to as MP3 and MP4 technology), as well as extensions of existing tape products. The Company is also engaged in certain programs both on its own and in collaboration with other organizations which are more research in nature and which do not yet have a specific product or product set in the market or soon to be introduced. Examples of these efforts include:

•	a joint development agreement with InPhase Technologies, to develop proprietary, holographic data storage technology for the enterprise storage market;

•	a four-year, $11.9 million grant jointly awarded to Imation and several other organizations from the National Institute of Standards and Technology — Advanced Technology Program (NIST-ATP) for development of technologies needed to increase data density of current magnetic tape data systems, and lay the foundation for even greater densities in future tape systems;

•	investment by Imation of up to $5 million for up to a 12% equity stake in OMass, a subsidiary of drive manufacturer Tandberg Data Systems, Inc., focused on developing the world’s fastest performing, highest capacity tape drive based on a combination of magnetic and optical technologies.

      Imation’s competitive capabilities are dependent upon development and protection of intellectual property. The Company’s proprietary rights are protected through a combination of patents, copyrights, trademarks, and trade secrets. At the end of 2002, Imation held over 300 patents in the United States relating to its data storage business, including approximately 120 related to cartridge components, 75 related to optical, 50 related to magnetic tape coating and manufacturing, and 60 related to drive systems.

International Operations

      Imation’s products are sold in over 60 countries outside the United States, primarily through subsidiaries, sales offices, and relationships with OEMs. Approximately 49 percent of the Company’s total revenues come from outside the United States. The Company does not manufacture outside the United States but maintains sales offices in 21 countries. Note 11 to the Consolidated Financial Statements shows financial information by geographic region.

Employees

      As of December 31, 2002, Imation employed approximately 2,800 people worldwide.

Environmental Matters

      The Company’s operations are subject to a wide range of federal, state, and local environmental protection laws. The Company has remedial activities underway at one of its facilities. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed, and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on the financial results of the Company. The Company believes that its accruals are adequate, though there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company’s accruals.

      In 2002, the Company spent approximately $0.1 million on environmental related matters. As of December 31, 2002, the Company had environmental related accruals totaling approximately $0.7 million.

Executive Officers of the Company

      The executive officers of the Company on February 27, 2003, together with their ages and business experiences, are set forth below.

      William T. Monahan, age 55, is Chairman of the Board, President and Chief Executive Officer, positions he has held since the Company was spun-off from 3M on July 1, 1996. From June 1993 to March 1996, he was Group Vice President responsible for 3M’s Electro and Communications Group, and from May 1992 to May 1993, he was Senior Managing Director of 3M Italy. From September 1989 to May 1992, he was Vice President of 3M’s Data Storage Products Division.

      Bradley D. Allen, age 52, is Vice President, Corporate Communications and Investor Relations. He has led the Company’s investor relations function since spin-off. From October of 1994 to May of 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics. Prior to Cray Research, he headed the investor relations function at Digital Equipment Corporation.

      Jacqueline A. Chase, age 49, is Vice President, Human Resources. She has been with the Company since spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M’s legal department. Prior to joining 3M, she was an associate attorney at the law firm of Oppenheimer, Wolff and Donnelly.

      Robert L. Edwards, age 47, is Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He joined the Company in April 1998 after 20 years of experience in the transportation and energy industries with Santa Fe Industries affiliated or predecessor companies. From 1991 to 1995, he was Senior Vice President, Treasurer and Chief Financial Officer, and from 1995 to 1998, he was Senior Vice President, Business Development of Santa Fe Pacific Pipelines, Inc.

      Frank P. Russomanno, age 55, is President of DS&IM, a position he has held since August 2002. He has been with the Company since spin-off. Prior to assuming his current responsibilities he had various managerial positions within the Company, including Vice President and General Manager of Data Storage and Media Services, DS&IM and General Manager of Advanced Imaging Technologies. Prior to joining the Company, he held several management positions with 3M, including European Business Director.

      John L. Sullivan, age 48, is Senior Vice President, General Counsel and Corporate Secretary. He joined the Company in August 1998 from Silicon Graphics, where he most recently was Vice President-General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.

      David H. Wenck, age 59, is Vice President, International, a position he has held since March 1998, and was President, DSS, until the business was discontinued/sold in 2002, a position he held since June 2000. Prior to assuming his current responsibilities, he was Vice President, Asia, Latin America and Canada, assuming that role at spin-off. From May 1995 to July 1996, he was General Manager of 3M’s Data Storage Optical Technology Division. From December 1994 to April 1995, he was Department Manager of 3M’s Software Media and CD-ROM Services Department, and from July 1986 to September 1994, he was Project Manager of 3M’s Optical Recording Project. Mr. Wenck is retiring from the Company as of February 28, 2003.

      Colleen R. Willhite, age 46, is Vice President, DS&IM, Manufacturing and Supply Chain, a position she has held since February 2002. She has been with the Company since spin-off. Prior to assuming her current responsibilities she had various managerial positions within the Company, including Corporate Supply Chain Director, Global Application Migration Project Leader, and Operations General Manager, Color Technologies. Prior to joining the Company, she held several management positions with 3M.

      Paul R. Zeller, age 42, is Vice President, Corporate Controller. He was elected to his position as Vice President in February 2000, and has held the Corporate Controller position since May 1998. He joined the Company at spin-off and held accounting manager and division controller positions with the Company prior to assuming his current responsibilities. Prior to joining the Company, he held several accounting management positions with 3M.

Availability of SEC Reports

      The Company’s web site address is www.imation.com. The Company makes available free of charge on or through its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with or furnishes it to the SEC.

Item 2.	Properties.

      The Company’s headquarters are located in Oakdale, Minnesota. The Company’s major facilities, and the products manufactured at such facilities, are listed below. The Company’s facilities are in good operating condition suitable for their respective uses and adequate for the Company’s current needs.

Facility	Products

United States*
Camarillo, California	Data tape manufacturing
Miami, Florida	Administrative/ Sales
Nekoosa, Wisconsin	Carbonless paper manufacturing
Oakdale, Minnesota	Headquarters/ laboratory facility
Tucson, Arizona	Data tape manufacturing
Wahpeton, North Dakota	Diskette/ molding/CD-Rewritable discs/data tape manufacturing
Weatherford, Oklahoma	Diskette manufacturing
International
Bracknell, United Kingdom (leased)	Administrative/ Sales
Segrate, Italy (leased)	Administrative/ Sales
Schiphol-rijk, Netherlands (leased)	Administrative/ Sales
Ommoord, Netherlands (leased)	Administrative
Madrid, Spain (leased)	Administrative/ Sales
Neuss, Germany (leased)	Administrative/ Sales
Cergy, France (leased)	Administrative/ Sales
London, Ontario, Canada	Administrative/ Sales
Sao Paulo, Brazil	Administrative/ Sales
Tokyo, Japan (leased)	Administrative/ Sales

      * The portion of the Weatherford, Oklahoma facility engaged in conventional proofing was sold to KPG on December 31, 2001. The Company exited its Menomonie, Wisconsin leased facility in connection with its exit of the videodisc replication business in first quarter 2002 and transferred its Pine City, Minnesota facility to DecisionOne Corporation in connection with the sale of the Company’s North America DSS business in August 2002. See Note 3 to Consolidated Financial Statements.

Item 3.	Legal Proceedings.

      The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2002, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results depending upon the final resolution in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2002 would not be material to the Company’s financial position.

      On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 3 to the Consolidated Financial Statements). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief. In 2002, the parties continued to litigate the scope of document production and discovery, and depositions began in the third quarter of 2002.

      On February 24, 2003, the Company was served with the reports of Jazz Photo’s testifying expert witnesses in the case (the Jazz Photo Reports). In the opinion of Jazz Photo’s experts as set forth in the Jazz Photo Reports, the alleged damages to Jazz Photo were caused by a combination of heat, moisture, and fumes from packaging materials supplied by Jazz Photo. The Jazz Photo Reports do not contain any opinions that the alleged damages to Jazz Photo were caused by any error by the Company in the manufacture of the film or by damage to the film during shipment to Jazz Photo. The primary opinion set forth in the Jazz Photo Reports is that the film was not fit for Jazz Photo’s particular use or purpose (use in reloaded single use cameras) because the film design made it more vulnerable to a combination of heat, moisture, and chemical fumes than other film products. The Jazz Photo Reports further conclude that the Company should have known that use in reloaded cameras would expose the film to the damaging combination of heat, moisture, and chemical fumes. The Company vigorously disputes this theory of liability and believes that it has meritorious defenses. The Jazz Photo Reports claim alleged out-of-pocket damages of approximately $13 million, lost profits through 2002 of approximately $41 million, and lost future profits of approximately $32 million. The Company vigorously disputes the amount of the out-of-pocket damages claim and vigorously disputes that Jazz Photo has suffered any lost profits as a result of any action by the Company. Any claim for treble damages by Jazz Photo would have to be based on a violation of the New Jersey Racketeer Influenced and Corrupt Organizations Act or the New Jersey Consumer Fraud Act. The Jazz Photo Reports contain no allegation of damages related to additional purchases of film by Jazz Photo in 1999 on which Jazz Photo’s claims under these Acts are based.

      The Company is vigorously defending the action. It is expected that fact discovery will conclude and expert depositions will occur in the spring of 2003. The Company expects to serve its expert reports at the end of April 2003. A pre-trial conference has been scheduled in September 2003.

      The St. Paul Fire and Marine Insurance Co. (St. Paul) has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by Cigna and AIG. The dispute regarding coverage under the St. Paul and Cigna policies has been stayed pending resolution of the Jazz Photo litigation.

      On October 1, 2001, the Company filed a lawsuit in the Federal District Court in St. Paul, Minnesota, charging Quantum Corporation (Quantum) with violations of Sections 1 and 2 of the Sherman Antitrust Act, including price fixing and conspiracy to monopolize the production and sale of data storage tape compatible with Quantum’s digital linear tape (DLT) tape drives. The Company amended the complaint to include Hitachi Maxell, Ltd. (Maxell) as an additional defendant and to add Quantum’s attempt to monopolize the production and sale of data storage tape compatible with Quantum’s S-DLT tape drives. The lawsuit specifically charged that Quantum had fixed prices on DLT-compatible tape, invited Imation to join an illegal tape cartel, inappropriately extended patents on licensed DLT tape drives to tape media as a way to enforce its monopoly hold on the tape market, and misrepresented DLT-compatible tape as an open standard with competitive pricing. The complaint sought an injunction barring Quantum from further violations of antitrust law in this market and recovery of damages of at least $150 million.

      On October 3, 2001, Quantum Corporation filed a lawsuit in the Superior State Court in California in Santa Clara County seeking to prohibit Imation from selling its digital linear tape for use on Quantum DLT tape drives. The lawsuit accused Imation of misappropriation of trade secrets, deceptive and misleading advertising, and unfair business practices. Quantum also filed a motion for a preliminary injunction to block Imation from selling Black Watch™ Digital Linear Tape IV cartridges. The court issued a preliminary injunction that allowed the Company to sell its Black Watch Digital Linear Tape IV cartridges but required that the Company pay Quantum a 30 percent royalty on those revenues (as set forth in the license agreement between the parties) during the interim until the claims were resolved.

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

      The Company is a defendant in a lawsuit filed in Court of First Instance Num. 5 in Madrid by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999. Presently, there is an agreed upon levy that is assessed on all CDR-Audio discs sold but no agreement has been reached regarding CDR-Data discs. The Spanish collecting society has sued the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio disc sales should also apply to CDR-Data disc sales. A judgement was rendered by a Court of First Instance in Madrid on November 28, 2002 which requires the Company’s affiliate, Imation Iberia S.A., to provide an accounting of CDR-Data discs that were sold in 1998 and 1999 which may be subject to CDR levies. The Company has appealed this judgement and continues to defend the action vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      As of February 28, 2003, there were 35,442,208 shares of the Company’s common stock, $0.01 par value (Common Stock), outstanding held by approximately 35,800 shareholders of record. The Company’s Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Company did not pay any dividends during 2002. Any decision to pay future dividends will be made by the Company’s Board of Directors.

      The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on the New York Stock Exchange Composite Transactions.

	2002 Sales Prices		2001 Sales Prices

	High	Low	High	Low

First Quarter	$26.53	$21.07	$23.51	$14.94
Second Quarter	$31.00	$26.26	$25.20	$21.75
Third Quarter	$33.84	$25.51	$25.40	$18.00
Fourth Quarter	$42.25	$27.64	$23.28	$19.96

Item 6.	Selected Financial Data.

Selected Consolidated Financial Data*

	2002	2001	2000	1999	1998

	(In millions, except per share data)
Statement of Operations Data:
Net revenues	$1,066.7	$1,119.3	$1,171.3	$1,337.2	$1,236.4
Gross profit	327.8	335.4	339.0	408.3	387.6
Selling, general and administrative	176.9	232.0	312.7	280.0	347.0
Research and development	50.6	62.1	64.1	72.5	77.2
Litigation	(6.4)	—	—	—	—
Restructuring and other	(4.0)	46.1	21.8	—	(16.6)
Operating income (loss)	110.7	(4.8)	(59.6)	55.8	(19.9)
Income (loss) from continuing operations before cumulative effect of accounting change(1)	73.2	(0.8)	(8.7)	37.6	(18.2)
Cumulative effect of accounting change	—	—	(3.4)	—	—
Net income (loss)	75.1	(1.7)	(4.4)	43.9	57.1
Earnings (loss) per common share from continuing operations before cumulative effect of accounting change:
Basic	2.09	(0.02)	(0.25)	1.01	(0.46)
Diluted	2.05	(0.02)	(0.25)	1.00	(0.46)
Net earnings (loss) per common share
Basic	2.15	(0.05)	(0.13)	1.18	1.45
Diluted	2.11	(0.05)	(0.13)	1.17	1.45
Balance Sheet Data:
Working capital	$532.2	$409.7	$395.1	$414.2	$506.7
Property, plant and equipment, net	181.5	171.2	200.7	212.8	233.8
Total assets	1,119.9	1,053.7	987.9	1,127.6	1,313.3
Long-term debt	—	—	—	1.1	32.7
Total liabilities	381.4	398.0	325.4	402.3	552.2
Total shareholders’ equity	738.5	655.7	662.5	725.3	761.1
Other Information:
Current ratio	2.7	2.2	2.4	2.2	2.2
Days sales outstanding(2)	43	48	48	59	77
Days of inventory supply(2)	70	67	63	76	97
Return on average assets(3)	6.1%	3.5%	5.3%	3.1%	n/m
Return on average equity(3)	9.5%	5.4%	8.0%	5.1%	n/m
Capital expenditures(4)	$42.6	$47.0	$50.5	$64.1	$132.4
Number of employees(5)	2,800	3,400	4,300	4,850	6,400

*	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Overview” for a description of the basis of presentation of the financial information presented in this table.

n/m = not meaningful

(1)	Income (loss) from continuing operations before cumulative effect of accounting change, excluding restructuring and other special items, in 2002, 2001, 2000, and 1998 was $66.5 million, $35.6 million, $55.2 million, and $(24.3) million, respectively (see Notes 5, 15, and 17 to the Consolidated Financial Statements).

(2)	1998 excludes the impact of the medical imaging business, which was sold on November 30, 1998. 1999 excludes the impact of the Photo Color business, which was sold on August 2, 1999. 2001 excludes the impact of the color proofing and color software business, which was sold on December 31, 2001. 2002 excludes the impact of the North American digital solutions and services business, which was sold on August 30, 2002.

(3)	Return percentages are calculated using income (loss) from continuing operations before cumulative effect of accounting change, excluding restructuring and other special items noted in (1) above for all years presented. Average assets are calculated using continuing operations.

(4)	Capital expenditures in 1998 include $67.5 million for the purchase of the Company’s research and development facility previously under a synthetic lease.

(5)	Years prior to 2002 include employees of subsequently discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

      On August 30, 2002, the Company consummated the sale of its North America DSS business to DecisionOne Corporation (DecisionOne). These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. On December 31, 2001, the Company closed on the sale of its worldwide color proofing and color software business. Since this business did not constitute a complete segment, the operations related to this business are presented in the Company’s Consolidated Statements of Operations as continuing operations. Unless otherwise noted, the following discussion of results of operations refers to continuing operations only.

      Results displayed and discussed below have been presented on both a reported and an adjusted basis excluding special items to aid understanding of the impact of the various special items on results in 2002, 2001 and 2000. Special items include the impacts of restructuring and special charges (see Note 5 to the Consolidated Financial Statements), litigation (see Note 17 to the Consolidated Financial Statements), gain on sale of the color proofing and color software business (see Note 3 to the Consolidated Financial Statements), amortization related to abandoned computer software (see Note 15 to the Consolidated Financial Statements), and the cumulative effect of an accounting change (see Note 16 to the Consolidated Financial Statements).

Results of Operations

      The following table displays the Company’s results of operations for 2002, 2001, and 2000.

	2002		2001		2000

	Reported	Adjusted(1)	Reported	Adjusted(2)	Reported	Adjusted(3)

	(In millions, except per share data)
Net revenues	$1,066.7	$1,066.7	$1,119.3	$1,119.3	$1,171.3	$1,171.3
Gross profit	327.8	327.8	335.4	336.0	339.0	346.5
Selling, general and administrative	176.9	176.9	232.0	226.3	312.7	249.6
Research and development	50.6	50.6	62.1	62.1	64.1	64.1
Litigation	(6.4)	—	—	—	—	—
Restructuring and other	(4.0)	—	46.1	—	21.8	—
Operating income (loss)	110.7	100.3	(4.8)	47.6	(59.6)	32.8
Income (loss) from continuing operations before cumulative effect of accounting change	73.2	66.5	(0.8)	35.6	(8.7)	55.2
Diluted earnings (loss) per common share, continuing operations before cumulative effect of accounting change	$2.05	$1.86	$(0.02)	$1.02	$(0.25)	$1.57

(1)	In 2002, the Company recorded a net litigation benefit due primarily to the May 29, 2002, legal settlement with Quantum and Maxell, net of certain associated legal expenses. The Company also recorded adjustments of reserves of $5.8 million from the Company’s previous restructuring programs as the result of lower than expected costs offset by new charges of $1.8 million.

(2)	In 2001, the Company recorded special charges of $0.6 million in cost of goods sold and restructuring and other charges of $48.0 million. Selling, general and administrative expenses (SG&A) includes $5.7 million of amortization related to software that was abandoned. Restructuring and other also includes a $1.9 million pre-tax gain on the sale of the Company’s color proofing and color software business.

(3)	In 2000, the Company recorded special charges of $7.5 million in cost of goods sold, $2.3 million in SG&A, and $21.8 million of restructuring and other charges to rationalize the Company’s manufacturing operations, streamline its organizational structure, and write-down impaired assets. SG&A includes $60.8 million of amortization related to software that was abandoned. These charges in 2000 include a $2.6 million reversal of certain restructuring reserves remaining from charges recorded in 1997 and 1998.

      The following tables set forth the percentage relationship to revenue of certain items in the Company’s Consolidated Statements of Operations for the years indicated. The first table is on a reported basis while the second table is on an adjusted basis, as described in the footnotes to the previous table.

Percentage of revenue				Percentage of dollar increase
(as reported)				(decrease)

2002	2001	2000		2002 vs 2001	2001 vs 2000

100.0%	100.0%	100.0%	Net revenues	(4.7)%	(4.4)%
30.7	30.0	28.9	Gross profit	(2.3)	(1.1)
16.6	20.7	26.7	Selling, general and administrative	(23.8)	(25.8)
4.7	5.5	5.5	Research and development	(18.5)	(3.1)
(0.6)	—	—	Litigation	n/m	n/m
(0.4)	4.2	1.8	Restructuring and other	n/m	n/m
10.4	(0.4)	(5.1)	Operating income (loss)	n/m	n/m
(0.2)	0.1	(1.8)	Non-operating (income) expense, net	n/m	n/m
3.7	(0.4)	(2.6)	Income tax provision (benefit)	n/m	n/m
6.9	(0.1)	(0.7)	Income (loss) from continuing operations before cumulative effect of accounting change	n/m	n/m

n/m: not meaningful

Percentage of revenue
(excluding restructuring				Percentage of dollar increase
and other special items)				(decrease)

2002	2001	2000		2002 vs 2001	2001 vs 2000

100.0%	100.0%	100.0%	Net revenues	(4.7)%	(4.4)%
30.7	30.0	29.6	Gross profit	(2.4)	(3.0)
16.6	20.2	21.3	Selling, general and administrative	(21.8)	(9.3)
4.7	5.5	5.5	Research and development	(18.5)	(3.1)
9.4	4.3	2.8	Operating income	110.7	45.1
(0.2)	0.1	(1.8)	Non-operating expense (income), net	n/m	n/m
3.4	1.0	(0.1)	Income tax provision	n/m	n/m
6.2	3.2	4.7	Income from continuing operations before cumulative effect of accounting change	86.8	(35.5)

n/m: not meaningful

Net Revenues

      Net revenues in 2002, 2001, and 2000 were $1,066.7 million, $1,119.3 million, and $1,171.3 million, respectively. Net revenues decreased 4.7 percent in 2002 compared to a 4.4 percent decline in 2001. The revenue decline in 2002 was due to the sale of the color proofing and color software business and the closing or selling of all the DSS businesses, offset by a 14.6 percent revenue increase in DS&IM. DS&IM was approximately 95 percent of net revenues for continuing operations in 2002 (see discussion of DS&IM results in the Performance by Segments section). Approximately 49 percent, 48 percent, and 47 percent of the Company’s net revenues in 2002, 2001, and 2000, respectively, were from sales outside the U.S.

Gross Profit

      Gross profit for 2002, 2001, and 2000 was $327.8 million or 30.7 percent of revenues, $335.4 million or 30.0 percent of revenues, and $339.0 million or 28.9 percent of revenues, respectively. The 0.7 percentage point increase in gross profit margin in 2002 was driven by strong volume growth, especially in the business-to-business tape products, which helped lower unit costs, and more than offset the negative

2.8 percentage points impact related to the divestiture of the relatively higher gross margin color proofing and color software business. The gross profit amounts for 2001 and 2000 include special charges related to inventory write-downs of $0.6 million and $7.5 million, respectively. Excluding the impact of special charges, the gross profit margin was 30.0 percent in 2001, essentially flat with the gross profit margin of 29.6 percent in 2000.

Selling, General and Administrative Expenses (SG&A)

      In 2002, 2001, and 2000, SG&A expenses were $176.9 million, $232.0 million, and $312.7 million, respectively. Excluding special charges in 2001 and 2000 primarily related to the accelerated amortization of certain capitalized software (see Note 15 to the Consolidated Financial Statements), SG&A expenses would have been $226.3 million and $249.1 million, respectively. Excluding special charges, SG&A expenses for 2002, 2001, and 2000 were 16.6 percent, 20.2 percent, and 21.3 percent of revenues, respectively. The decrease in SG&A as a percent of revenues in 2002, excluding special charges, was driven primarily by a 2.2 percentage point impact from the divestiture of the relatively higher SG&A color proofing and color software business, benefits from the previously announced restructuring program, and from continued focus on reducing selling and administrative expenses. Increased DS&IM revenue in the year also benefited SG&A as a percent of revenues. SG&A in 2002 included $8.4 million received for transition services associated with divested businesses which offset certain costs previously allocated to the divested businesses. Transition services have substantially ended in January of 2003. The decrease in SG&A as a percent of revenues in 2001, excluding special charges, resulted from lower selling costs and lower software amortization.

Research and Development Expenses

      Research and development expenses in 2002, 2001, and 2000 were $50.6 million, $62.1 million, and $64.1 million, respectively. The $11.5 million decline in 2002 is due primarily to the divestiture of the color proofing and color software business.

Litigation

      In 2002, the Company recorded a $6.4 million net litigation benefit. This consisted of a $7.4 million litigation benefit from Quantum and Maxell legal settlements, net of associated legal expenses, and a $1.0 million charge for an unrelated litigation matter related to optical disc royalties in Spain (see Note 17 to the Consolidated Financial Statements).

Restructuring and Other

      In 2002, the Company recorded a $4.0 million net benefit in restructuring. Adjustments to previously recorded restructuring reserves of $5.8 million were offset by a new charge of $1.8 million. The adjustments, in accordance with applicable accounting standards, were made as part of the Company’s regular practice of reviewing its recorded restructuring reserves quarterly and making adjustments as necessary to reflect management’s best estimate of costs remaining for each restructuring program. Part of the adjustment was related to the Company’s DSS businesses in Europe and was primarily due to lower than estimated employee separation costs as well as recognition of pension-related amounts that can only be recorded under the applicable accounting standards when the employees are separated. The new charge relates to the realignment of the Storage Professional Services organization within the Company’s DS&IM business segment. The charges include asset impairments, exit costs and $0.4 million for employee separation programs related to headcount reduction of approximately 15 employees.

      In 2001, the Company recorded $48.0 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses and rationalize its data storage manufacturing. The charges included $25.0 million for employee separation programs related to a headcount reduction of approximately 430 employees relating to continuing operations, of which approximately 45 percent related to administrative structure, 50 percent related to the non-data storage businesses, and the remainder related to the data storage business. The Company also recorded a $0.6 million special charge reflecting inventory write-downs in cost of goods sold (discussed in Gross Profit above). Restructuring and other in 2001 also includes a $1.9 million pre-tax gain on the sale of the Company’s color proofing and color software business.

      In 2000, the Company recorded $21.8 million of restructuring and other charges to rationalize the Company’s manufacturing operations, streamline its organizational structure, and write-down impaired assets. These charges in 2000 include a $2.6 million reversal of certain restructuring reserves remaining from charges recorded in 1997 and 1998. The activities related to the 2000 restructuring program were completed in 2002.

      During 2002, the Company made cash payments of $22.3 million related to all of its restructuring programs and reduced headcount by approximately 260 employees. The Company expects to make payments of $8.5 million, with substantially all being made in 2003, to complete its restructuring programs (see Note 5 to the Consolidated Financial Statements).

Operating Income (Loss)

      Operating income (loss) for 2002, 2001, and 2000 was $110.7 million, $(4.8) million, and $(59.6) million, respectively. Excluding restructuring and special items, operating income for 2002, 2001, and 2000 would have been $100.3 million, $47.6 million, and $32.8 million, respectively. As a percent of revenues, operating income, excluding restructuring and special items, for 2002, 2001, and 2000 was 9.4 percent, 4.3 percent, and 2.8 percent, respectively.

Non-Operating Income/ Expense

      Non-operating income was $1.9 million in 2002, as compared with expense of $0.6 million and income of $20.8 million in 2001 and 2000, respectively. Despite higher cash balances in 2002, interest income was $8.4 million in 2002, down from $12.4 million in 2001 and $14.5 million in 2000, due to lower short-term interest rates. Other non-operating expenses in 2002 included a $3.0 million write-off of an equity investment and in 2001 included $5.4 million of write-offs related to certain venture capital investments. Other non-operating income in 2000 included $10.6 million of venture capital investment gains. The Company utilizes certain financial instruments to manage risks associated with interest rate and foreign currency risks (see Item 7A and Note 8 to the Consolidated Financial Statements).

Income Tax

      The Company’s effective tax rate was 35 percent, 85 percent, and 78 percent for 2002, 2001, and 2000 respectively, as discussed in Note 6 to the Consolidated Financial Statements. The rates in 2001 and 2000 were significantly impacted by restructuring and special items. Excluding restructuring and other special items, the Company’s effective tax rate was 24 percent and negative 3 percent for 2001 and 2000, respectively. The tax rate in both 2001 and 2000 benefited by certain tax planning strategies, with the significantly lower 2000 tax rate resulting from tax benefits associated with changes to the Company’s European structure resulting from the sale of the Medical Imaging and Photo Color Systems businesses, and the Italian manufacturing facility. The Company has performed an analysis of the recoverability of deferred tax assets and has recorded valuation allowances for certain amounts not considered recoverable. As of December 31, 2002 and 2001, the Company had net deferred tax assets of $92.7 million and $123.9 million, respectively. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income, primarily in the U.S. The Company believes that it will generate sufficient future taxable income to recover the Company’s recorded net deferred tax assets.

      Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change

      Income from continuing operations in 2002 was $73.2 million, or $2.05 per diluted share. This compares to a loss from continuing operations in 2001 of $0.8 million, or $0.02 per diluted share, and to a loss from continuing operations before cumulative effect of accounting change in 2000 of $8.7 million, or

$0.25 per diluted share. Excluding restructuring and other special items, income from continuing operations in 2002 would have been $66.5 million, or $1.86 per diluted share. This compares to income from continuing operations, excluding restructuring and other special items, in 2001 of $35.6 million, or $1.02 per diluted share, and income from continuing operations before cumulative effect of accounting change, excluding restructuring and other special items, in 2000 of $55.2 million, or $1.57 per diluted share. The results in 2002 are higher than in 2001 due to increased operating income as discussed above, offset by the impact of tax rates. Despite the operating income improvement in 2001, excluding restructuring and special items, these results are lower than 2000 due to the large decline in non-operating income and the substantially lower reported tax rate in 2000.

Performance By Geographic Area

      Approximately 49 percent, 48 percent, and 47 percent of the Company’s net revenues in 2002, 2001, and 2000, respectively, were from sales outside the U.S. U.S. revenues totaled $546.7 million, $587.4 million, and $619.3 million in 2002, 2001, and 2000, respectively. International revenues were $520.0 million, $531.9 million, and $552.0 million in 2002, 2001, and 2000, respectively. See Performance by Segments below for additional information.

Performance by Segments

      The Company’s businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segments, whose results are discussed below, are Data Storage and Information Management, Specialty Paper, Digital Solutions and Services, and Color Technologies. In 2001 and 2000, Specialty Paper and Color Technologies were combined and presented as a single segment. Beginning in 2002, they have been separated and the prior period results have been restated to conform to the new presentation as a result of the sale of the color proofing and color software business to KPG.

Data Storage and Information Management (DS&IM)

      DS&IM net revenues were $1,003.9 million, $875.9 million, and $866.6 million in 2002, 2001, and 2000, respectively. The 14.6 percent increase in 2002 was driven by a volume increase of approximately 24 percent, offset by price declines of approximately 10 percent, and foreign currency benefits of less than one percent. Significant volume increases occurred in all major product categories and across all geographic areas, while pricing pressures were less than in 2001. For the year, growth was especially strong in Ultrium tape cartridges, optical products, and 9840 and 9940 cartridges. The revenue increase also was driven by the Company’s distribution program with IBM in which IBM branded media products are sold through the Company’s distribution channels. The IBM branded business, which spans across multiple product lines, began in the third quarter of 2001. The increase in 2001 was a result of stronger sales of optical storage products and enterprise tape products for both StorageTek and IBM platforms, offset partially by reductions of SuperDisk™ drive and media sales and lower revenues from mature network products.

      Operating income was $99.2 million, $52.5 million, and $24.4 million in 2002, 2001, and 2000, respectively. The operating income increase in 2002 was driven by the strong demand of business to business tape products as noted above, gross margin improvements, lower SG&A costs, and currency exchange rate benefits. The operating income increase in 2001 was driven by the stronger demand in enterprise and optical products noted above, lower levels of price erosion especially associated with optical products, and the reduction of losses associated with the SuperDisk product line.

Specialty Paper

      Specialty Paper net revenues were $53.1 million, $51.0 million, and $60.0 million in 2002, 2001, and 2000, respectively. The increase in 2002 was driven by an increase in private label sales and contract manufacturing as well as improving market share in Imation branded business. The decline in 2001 was driven by the loss of several major customers and the temporary reduction of sales to a key customer.

      Operating income was $7.2 million, $2.0 million, and $5.5 million in 2002, 2001, and 2000, respectively. The increase in 2002 operating income was due primarily to increased revenues and the benefits from restructuring in 2001. The decrease in operating income in 2001 was driven by the revenue reduction noted above.

      The videodisc replication division of the Specialty Paper segment was closed at the end of the first quarter of 2002.

Digital Solutions and Services (DSS)

      Due to the presentation of the North America DSS business as discontinued operations, the results of this segment relate only to the DSS businesses outside of North America. DSS net revenues were $9.5 million, $29.6 million, and $30.7 million in 2002, 2001, and 2000, respectively. The decline in 2002 was due to the planned discontinuation of DSS businesses in regions outside North America, all of which had been closed or sold by the end of the third quarter of 2002, as part of the Company’s 2001 restructuring program. The decline in 2001 was driven primarily by the ongoing transition in the large format document imaging business from analog to digital.

      The 2002 operating loss of $4.0 million compares to operating losses of $7.5 million and $5.5 million in 2001 and 2000, respectively. The loss in 2002 was lower than in previous years due to exiting the operations partway through the year. The higher operating loss in 2001 was the result of ongoing declines in revenue.

Color Technologies

      As previously discussed in Item 1 “Business,” on December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to KPG.

      Color Technologies net revenues declined to $160.8 million in 2001, from $213.1 million in 2000. The decline in 2001 was driven primarily by lower demand for analog proofing products and plates and film products in the color proofing business. Operating income of $7.9 million in 2001 was down from $14.4 million in 2000. The declines in operating income in 2001 resulted primarily from lower revenues of more profitable analog proofing products.

Financial Position

      In 2002 the Company increased its cash balance by $84.9 million compared to December 31, 2001. The accounts receivable days sales outstanding was a record low 43 days as of December 31, 2002, compared to 48 days as of December 31, 2001. This reduction was driven by operational improvements in the U.S. and Europe. The Company had 70 days of inventory supply on hand as of December 31, 2002 compared to 67 days as of December 31, 2001. The increase was primarily made to support growth of the Company’s newer products. Other assets were $96.2 million as of December 31, 2002 compared to $125.6 million as of December 31, 2001. The $29.4 million decrease in other assets is primarily due to a $26.5 million decrease in deferred income taxes. Other current liabilities decreased to $181.3 million during the year, mostly due to decreases in restructuring reserves, the elimination of deferred revenues related to the DSS business, and a decrease in income tax liabilities. Other liabilities increased by $20.6 million during 2002, primarily due to $23.0 million of minimum pension liability adjustments (see Liquidity and Capital Resources discussion in this section).

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates to ensure they are consistent with historical experience and the various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and could materially impact the Company’s results of operations.

      The Company believes the following critical accounting policies are affected by significant judgements and estimates used in the preparation of its consolidated financial statements:

      Income Tax Accruals and Valuation Allowances — Significant management judgement is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties related to the Company’s ability to utilize some portion of the deferred tax assets as well as uncertainties associated with normal and customary audits of the Company’s tax returns in certain jurisdictions, a valuation allowance of $16.2 million has been recorded as of December 31, 2002. The future recoverability of the Company’s net deferred tax assets of $92.7 million as of December 31, 2002 is dependent upon the generation of future taxable income, primarily in the U.S. The Company believes that it will generate future taxable income to recover the recorded net deferred tax assets. In the event that actual results differ from these estimates, the Company may need to adjust, upwards or downwards, the valuation allowance.

      Significant management judgement is also required to estimate the probable outcomes associated with normal and customary audits of the Company’s tax returns in the various jurisdictions in which it operates.

      Accruals Related to Divested Businesses — On November 30, 1998, the Company sold substantially all of its worldwide Medical Imaging Systems business to Eastman Kodak Company (Kodak). Excluded from this sale was the Ferrania Facility, at which certain x-ray and wet laser medical imaging products and photographic film were manufactured. On August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, including the Ferrania Facility, to Ferrania Lux. The Kodak Asset Purchase Agreement obligated Kodak to pay to the Company up to $25 million under certain conditions upon the sale of the Ferrania Facility. Kodak has challenged the Company’s claim for the full $25 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the sale of the Medical Imaging Systems business. The Company has retained cash, which it collected on behalf of Kodak in an amount approximately equal to these disputes. While the Company cannot predict with certainty the outcome of these disputes, it believes its positions are supported by the applicable contractual terms.

      The Company has also established certain accruals for future costs associated with the sale of its color proofing and color software business to KPG as well as the sale of its North America DSS business to DecisionOne. The Company believes these accruals closely approximate the amount of these future costs.

      Significant management assumptions and estimates have been required in assessing the most likely outcome from these divestitures and there can be no assurance that actual results will not differ from these estimates used in recording these transactions. If actual results differ significantly from these estimates, the Company may need to make an adjustment, upward or downward, in its statement of operations. In 2002, the Company recorded a charge of $2.7 million, net of income taxes of $1.6 million, resulting from the adjustment of estimated costs associated with discontinued operations

      Revenue Recognition — In 2000, the Company changed its revenue recognition policy for product revenues, such that revenue is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers (see Note 16 to the Consolidated Financial Statements). Revenue from services is recognized upon performance. Revenue from service contracts is deferred and recognized over the life of the contracts as service is performed.

      Restructuring Accruals — In establishing the accrual for the restructuring costs discussed in Note 5 to Consolidated Financial Statements, the Company made certain assumptions to estimate future severance costs, pension and post employment benefits, and other exit costs. In addition, while performing impairment tests for certain long-term assets, assumptions were made as to the future cash flows associated with these assets. While management feels the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring accrual. If actual results differ from the estimates, the Company may need to adjust, upward or downward, its restructuring accrual in the future. The Company made adjustments to its restructuring programs in 2002 and 2000 (see Note 5 to the Consolidated Financial Statements).

      Litigation — Management’s current estimated range of liability related to pending litigation is based on claims for which the Company can estimate the amount and range of loss. Based upon information presently available, management believes that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, potential liability related to pending litigation will be assessed and estimates may be revised.

      Inventory Obsolescence Accruals — The Company writes down its inventory for estimated obsolescence or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Rebates — The Company maintains an accrual for customer rebates which totaled $35.8 million as of December 31, 2002. This accrual requires estimation of various customer program outcomes based on a variety of factors including customer unit volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.

      Other Accrued Liabilities — The Company also maintains other accrued liabilities, including uninsured claims and pensions. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to the Company. If future experience differs from these estimates, operating results in future periods would be impacted.

Liquidity and Capital Resources

      Cash provided by operating activities was $120.8 million in 2002. The major driver was net income as adjusted for non-cash items of $141.6 million, offset by other working capital usages of $26.0 million. Net income as adjusted for significant non-cash items includes net income of $75.1 million adjusted for depreciation and amortization of $38.7 million and deferred income taxes of $38.2 million, less restructuring, litigation, and other special items of $10.4 million (see Notes 5 and 17 to the Consolidated Financial Statements). The cash used in 2002 related to other working capital increases was due largely to payments for restructuring programs of $23.3 million relating to both continuing and discontinued operations, cash paid for income taxes of $11.7 million, deferred revenue decrease of $11.7 million (due primarily to the sale or closing of all DSS businesses) and payments related to employee incentive compensation of $13.8 million, offset by a cash inflow of $20.5 million due to a decrease in accounts receivable and a cash inflow of $12.0 million due to an increase in accounts payable.

      Cash provided by operating activities was $128.2 million in 2001. The major drivers were net income as adjusted for non-cash items of $75.5 million and other working capital decreases of $38.1 million. Net income as adjusted for significant non-cash items includes net loss of $1.7 million adjusted for depreciation and amortization of $54.1 million and restructuring and other special items of $56.5 million (see Note 5 to the Consolidated Financial Statements), offset by deferred income taxes of $33.4 million. The amortization amount in 2001 includes $5.7 million of accelerated amortization (see Note 15 to the Consolidated Financial Statements). Cash provided in 2001 related to total working capital decreases was $38.1 million.

Cash flows were positively impacted by changes in other current assets and other current liabilities, offset by a cash outflow due to an increase in inventory.

      Cash provided by operating activities was $192.0 million in 2000. The major drivers were net income as adjusted for non-cash items of $140.1 million and other working capital decreases of $53.8 million. Net income as adjusted for significant non-cash items includes net loss of $4.4 million adjusted for depreciation and amortization of $122.3 million and restructuring and other special items of $32.2 million (see Note 5 to the Consolidated Financial Statements), offset by deferred income taxes of $10.0 million. The amortization amount in 2000 includes $60.8 million of accelerated amortization (see Note 15 to the Consolidated Financial Statements). Cash provided in 2000 related to total working capital decreases was $53.8 million. Cash flows were positively impacted by significant reductions in accounts receivable and inventory balances, offset by a cash outflow due to the decrease in accrued payroll and other current liabilities.

      Cash used by investing activities was $43.5 million in 2002, as compared to $0.2 million in 2001 and $58.3 million in 2000. Proceeds from the sale of the North America DSS business provided $5.0 million in 2002. Proceeds from the sale of the color proofing and color software business provided $50.0 million in 2001. Capital spending totaled $42.6 million, $47.0 million, and $50.5 million in 2002, 2001, and 2000, respectively. Capital expenditures by business segment are shown in Note 11 to the Consolidated Financial Statements. The Company is targeting capital spending in 2003 to be up to $80 million. In 2003, the Company will be making a significant addition to its manufacturing capabilities with the installation of a new coating facility at its existing Weatherford, Oklahoma, plant site. The total estimated cost of the project is $49 million, most of which will be spent in 2003. The new coating facility is expected to be in operation by the end of the first quarter of 2004.

      The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks that expires December 31, 2003. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory, and manufacturing machinery and equipment not to exceed $100.0 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company’s interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.5 percent and 1.25 to two percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth of $450 million and borrowing base availability of $20 million, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. Borrowing availability as of December 31, 2002 was $69.8 million. No borrowings were outstanding under the Loan Agreement and the Company was in compliance with the covenants under the Loan Agreement as of December 31, 2002.

      In addition, certain international subsidiaries have arranged borrowings locally outside of the agreement discussed above. As of December 31, 2002, $4.5 million of short-term borrowings were outstanding under such arrangements. As of December 31, 2002, the Company’s ratio of debt to total capital was 0.6 percent as compared with 1.9 percent as of December 31, 2001.

      The Company’s Board of Directors has authorized the repurchase of up to 10 million shares of the Company’s common stock. During 2002, the Company repurchased 0.4 million shares. A minimal number of shares was repurchased during 2001. During 2000, the Company repurchased approximately 2.4 million shares. As of December 31, 2002, the Company had repurchased 7.2 million shares under this authorization and held, in total, 7.4 million shares of treasury stock acquired at an average price of $22.36 per share.

      The Company contributed $20.8 million to its defined benefit pension plans during 2002. Due to the impacts of financial market performance on plan assets as well as lower interest rates in 2002, the Company ended 2002 with an aggregate unfunded status of these plans of $47.6 million, representing an excess of projected benefit obligations over plan assets. Based on the relationship of the unfunded accumulated benefit obligations to amounts accrued in the financial statements, the applicable accounting rules required the recording of a minimum pension liability adjustment. As a result, the Company increased its minimum pension liability adjustment, which reduced shareholder’s equity by $13 million net of tax. This minimum liability adjustment did not impact cash or net income. Although not specifically required by statute, it is likely that the Company will voluntarily fund its pension plans in 2003 at a higher level than in 2002, currently estimated at $34 million, depending on asset performance and interest rates. The Company estimates that its pension contribution required by statute for 2003 to be approximately $8.2 million.

      The Company’s liquidity needs over the next year include: capital expenditures targeted to be up to $80 million; cash payments related to restructuring of approximately $8 million; pension funding of approximately $34 million; tax payments of approximately $31 million; short-term debt repayment of $4.5 million; lease payments of approximately $12.5 million (see Note 9 to the Consolidated Financial Statements); investment in its new joint venture, Global Data Media, of approximately $5 million (see Note 18 to the Consolidated Financial Statements); and any amounts associated with the repurchase of common stock under the authorization discussed above. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company. Other than the lease commitments discussed in Note 9 to the Consolidated Financial Statements, the Company is not using off-balance sheet arrangements, including special purpose entities, nor does it have any contractual obligations or commercial commitments with terms greater than one year, that would significantly impact its liquidity.

Recently Issued Accounting Standards

      In 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and applies only to those activities initiated on or after the date of adoption. The Company will adopt this statement in 2003 and is in the process of determining the extent to which this statement will impact its results of operations or financial position.

      Also in 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. As of December 31, 2002, the Company does not have any required disclosures under this interpretation. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002.

      Also in 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, as outlined in SFAS No. 123, Accounting for Stock-Based Compensation. This statement also amends the financial statement disclosure requirements relating to stock-based compensation. The Company adopted the disclosure requirements of this statement on December 31, 2002. The Company currently has no plans to adopt the fair value method of accounting for stock-based compensation.

Subsequent Event

      On February 25, 2003, the Company entered into a series of agreements with Moser Baer India Ltd. (Moser Baer), including the formation of a global joint venture company, Global Data Media, intended to sell high-capacity removable optical storage media in all geographic regions and market segments. In addition to the joint venture, the companies entered into an agreement to allow for the development and sharing of technical knowledge about optical storage formats and manufacturing best practices, and a supply agreement that establishes Moser Baer as a significant source for the Company’s optical media products. The companies will jointly invest a combined total of approximately $10 million in the establishment of Global Data Media.

      Under the terms of the agreement, the Company will hold a 51 percent interest and Moser Baer will hold a 49 percent interest in the new entity. As the controlling shareholder, the Company will consolidate the results of the joint venture, which is expected to launch in the first half of 2003. The Company expects the benefits of this joint venture to increase revenue and earnings beginning primarily in the second half of fiscal 2003.

Forward-Looking Statements

      The Company and its representatives may from time to time make written or oral forward-looking statements with respect to future goals of the Company, including statements contained in this report, the Company’s other filings with the Securities and Exchange Commission and in the Company’s reports to shareholders.

      Based on estimates from industry analysts and the Company, the removable media industry is expected to grow between five and ten percent over the next several years. In any given period the rate of growth may fall outside that range based on industry or economic factors. The following statements are based on the Company’s current outlook for fiscal year 2003, subject to the risks and uncertainties described below in “Risk Factors”:

•	Data Storage revenue growth in 2003 is estimated to range between five to ten percent with growth towards the lower end of that range in the first half and higher growth rates in the second half of the year;

•	Gross margin is estimated to be in the range of 30 to 32 percent;

•	Research and Development spending is targeted to be in the range of five percent of revenues;

•	Selling, General and Administrative (SG&A) spending, is targeted to be in the range of 16 to 17 percent of revenues;

•	Operating income and earnings per share from continuing operations excluding special items are estimated to grow eight to ten percent over 2002 (or from a base of $100.3 million and $1.86 respectively). In the first quarter of 2003, operating income is estimated to grow as much as 15 percent over the comparable period;

•	Tax rate is estimated to be 35 percent;

•	Capital spending is targeted to be up to $80 million;

•	Depreciation and amortization is estimated to be approximately $45 million.

      Certain information contained in this report which does not relate to historical financial information, including the 2003 projections, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected.

      The Company wishes to caution investors not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the following:

Risk Factors

      Due to significant risks and uncertainties which exist even in the most stable economic environment, the Company cannot predict, with certainty, the operating results for future periods. Certain risks and uncertainties faced by the Company are outlined below.

      Competitive Industry Conditions — The Company operates in a highly competitive environment. The Company’s competitors are both larger and smaller than the Company in terms of resources and market share. The marketplaces in which the Company operates are generally characterized by rapid technological change, frequent new product introductions, a variety of distribution channels, relatively large and aggressive marketing efforts, and aggressive pricing practices which result in consistent price erosion.

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

      In these highly competitive markets, the Company’s success will depend to a significant extent on its ability to continue to develop and introduce differentiated and innovative products, services and customer solutions cost effectively and on a timely basis. The success of the Company’s offerings is dependent on several factors including its ability to develop relationships with distributors and OEMs, competitive technology capabilities, differentiation from competitive offerings, the timing of new product introductions, effectiveness of marketing programs, and low manufacturing costs. Although the Company believes that it can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to the Company’s ability to take these steps, the actions of competitors, some of which will have greater resources than the Company, or the pace of technological changes.

      New Products and Services — The Company’s competitive position and operating results are dependent upon its ability to successfully develop, manufacture, and market innovative new products and services. There can be no assurance that the Company will be able to continue to introduce new products or maintain competitive technology competencies, that the markets will be receptive to its new products, that the Company’s marketing programs will be successful, or that the Company’s competitors will not introduce more advanced products ahead of the Company. The Company is also dependent in some cases upon various third parties, such as certain drive manufacturers, for new product introductions, the timing of which is out of the Company’s control. In addition, there can be no assurance that the Company will maintain existing or create new OEM relationships, the lack of which could cause a material adverse impact on its business and financial results. Also, while the Company currently has access to significant proprietary technologies through internal development and licensing arrangements with third parties, there can be no assurance that it will continue to have access to new competitive technologies that may be required to introduce new products. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability. Therefore, the Company must make strategic decisions from time-to-time as to the technologies in which the Company desires to invest. If the Company is not successful in executing any of the above described risks, the Company may incur a material adverse impact on its business and financial results.

      Manufacturing and Product Quality — The Company’s success depends upon the ability to manufacture and deliver products to our customers at acceptable volume and cost levels. The manufacture of the Company’s products involves complex and precise processes requiring production in highly controlled and clean environments. If not managed effectively, changes in the Company’s manufacturing processes could significantly hurt the Company’s ability to meet our customers’ product volume and quality needs. Even within a cleanroom environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. In some cases, existing manufacturing techniques may not achieve the Company’s volume and cost targets. In these cases, new manufacturing processes and techniques will need to be developed to achieve the targets and lower manufacturing costs.

      Availability of Raw Materials, Energy, and Purchased Products — The Company makes significant purchases of raw materials, energy, and certain purchased products from many domestic and foreign sources for use in its manufacturing operations and for resale to customers. While the Company is presently able to obtain sufficient raw materials, energy, and purchased products to meet its needs, no assurances can be given that such availability at acceptable pricing levels will continue. If the Company is unable to continue to obtain critical raw materials, energy, and purchased products, the Company may incur a material adverse impact on its business and financial results.

      International Operations and Foreign Currency — The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 49 percent of the Company’s revenues in 2002, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures, and local participation in operations such as local equity ownership and workers’ councils. In addition, the Company’s business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information on foreign currency.

      Intellectual Property Rights — The Company’s success depends in part on its ability to obtain and protect its intellectual property rights and to defend itself against intellectual property infringement claims of others. If the Company is not successful in defending itself against claims that may arise from time-to-time alleging infringement of the intellectual property rights of others, the Company could incur substantial costs in implementing remediation actions, such as redesigning its products or processes or acquiring license rights. Such costs or the disruption to the Company’s operations occasioned by the need to take such actions could have a material adverse effect on the Company. In addition, the Company utilizes valuable non-patented technical know-how and trade secrets in its product development and manufacturing operations. Although the Company utilizes confidentiality agreements and other measures to protect such proprietary information, there can be no assurance that these agreements will not be breached or that competitors of the Company will not acquire the information as a result of such breaches or through independent development. The Company has pursued a policy of enforcing its intellectual property rights against others who may infringe those rights. In connection with such enforcement actions, the Company may incur significant costs for which the Company may or may not be reimbursed by the alleged infringer.

      Restructuring Programs — While the Company’s restructuring plans are designed to reduce the Company’s cost structure and improve its profitability, there can be no assurance that the Company will be successful in achieving its financial improvement goals in the future and in implementing its restructuring program on a timely basis to achieve the projected benefits and at the projected costs. In addition, if it becomes necessary for the Company to shut down or restructure additional businesses and operations in the future, it could incur substantial additional charges in the process. The recording of these charges could have a material adverse impact on the Company’s financial condition.

      Retention of Key Talent and Employees — The Company operates in a highly competitive market for key talent and employees. While the Company is presently able to retain key talent and employees, no assurances can be given that this situation will continue. If the Company is unable to retain its key talent and employees, the Company may incur a material adverse impact on its business and financial results.

      Fluctuations in the Company’s Stock Price — The Company’s stock price may be subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community’s expectations, there could be an immediate impact on the Company’s stock price. The stock price may also be affected by broader market trends and world events unrelated to the Company’s performance.

      Sale of Medical Imaging Systems Business — As discussed in Note 3 to the Consolidated Financial Statements, on November 30, 1998, the Company sold substantially all of its worldwide Medical Imaging Systems business to Kodak. Excluded from this sale was the Ferrania Facility, at which certain x-ray and wet laser medical imaging products and photographic film were manufactured. As also discussed in Note 3 to the Consolidated Financial Statements, on August 2, 1999, the Company closed on the sale of its worldwide Photo Color Systems business, including the Ferrania Facility, to Ferrania Lux. The Kodak Asset Purchase Agreement obligated Kodak to pay to the Company up to $25 million under certain conditions upon the sale of the Ferrania Facility. Kodak has challenged the Company’s claim for the full $25 million as well as claims for other amounts which the Company believes are due from Kodak in connection with the sale of the Medical Imaging Systems business. While the Company believes that the applicable contractual terms support its position, it cannot predict with certainty the outcome of these disputes.

      Litigation — The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2002, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results depending on the final resolution in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2002 would not be material to the Company’s financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company does business in more than 60 countries outside the United States. International operations, which comprised approximately 49 percent of the Company’s revenues in 2002, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, local government involvement required for operational changes within the Company, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. In addition, the Company’s business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates.

      The Company’s foreign currency hedging policy attempts to manage some of these risks over near term periods; however, these risk management activities cannot assure that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant. The Company is exposed to various market risks, including volatility in foreign currency exchange rates and interest rates. These exposures primarily relate to the sale of products to foreign customers, purchases from foreign suppliers, acquisition of raw materials from both domestic and foreign suppliers, and changes in interest rates. The Company may, from time to time, utilize derivative financial instruments, including forward exchange contracts, options and swap agreements to manage certain of these exposures when it is considered practical to do so in accordance with established policies and procedures. There can be no assurances that such an approach will be successful, especially in the event of a significant and sudden decline in the value of local currencies. Factors that could impact the effectiveness of the Company’s hedging include accuracy of revenue forecasts, volatility of the currency markets, and availability of hedging instruments. Although the Company attempts to utilize transaction hedging to manage the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which the Company incurs costs, the Company’s revenues or costs may be adversely impacted. The Company does not hold or issue derivative financial instruments for speculative purposes and is not a party to leveraged derivative transactions.

      As of December 31, 2002, the Company had $190.1 million notional amount of foreign currency forward and option contracts of which $79.2 million hedged recorded balance sheet exposures. This compares to $146.8 million notional amount of foreign currency forward and option contracts as of December 31, 2001, of which $80.6 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in year-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of December 31, 2002 by $11.4 million.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

January 28, 2003, except for Note 18,
as to which the date is February 25, 2003

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In millions, except per share amounts)
Net revenues	$1,066.7	$1,119.3	$1,171.3
Cost of goods sold	738.9	783.9	832.3

Gross profit	327.8	335.4	339.0
Operating expenses:
Selling, general and administrative	176.9	232.0	312.7
Research and development	50.6	62.1	64.1
Litigation	(6.4)	—	—
Restructuring and other	(4.0)	46.1	21.8

Total operating expenses	217.1	340.2	398.6
Operating income (loss)	110.7	(4.8)	(59.6)
Interest expense	1.1	1.4	2.2
Interest income	(8.4)	(12.4)	(14.5)
Other expense and (income), net	5.4	11.6	(8.5)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	112.6	(5.4)	(38.8)
Income tax provision (benefit)	39.4	(4.6)	(30.1)

Income (loss) from continuing operations before cumulative effect of accounting change	73.2	(0.8)	(8.7)
Discontinued operations:
Income (loss) from operations of discontinued businesses, net of income taxes	3.0	(0.9)	7.7
Loss on disposal of discontinued businesses, net of income taxes	(1.1)	—	—

Income (loss) from discontinued operations	1.9	(0.9)	7.7
Income (loss) before cumulative effect of accounting change	75.1	(1.7)	(1.0)
Cumulative effect of accounting change (net of income tax benefit of $1.7)	—	—	(3.4)

Net income (loss)	$75.1	$(1.7)	$(4.4)

Earnings (loss) per common share — basic:
Continuing operations	$2.09	$(0.02)	$(0.25)
Discontinued operations	0.06	(0.03)	0.22
Cumulative effect of accounting change	—	—	(0.10)

Net income (loss)	$2.15	$(0.05)	$(0.13)

Earnings (loss) per common share — diluted:
Continuing operations	$2.05	$(0.02)	$(0.25)
Discontinued operations	0.06	(0.03)	0.22
Cumulative effect of accounting change	—	—	(0.10)

Net income (loss)	$2.11	$(0.05)	$(0.13)

Weighted average basic shares outstanding	35.0	34.8	35.1

Weighted average diluted shares outstanding	35.6	34.8	35.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2001

	(In millions,
	except per share amounts)
ASSETS
Current assets
Cash and equivalents	$474.7	$389.8
Accounts receivable, net	138.1	150.3
Inventories	139.0	130.3
Other current assets	90.4	86.5

Total current assets	842.2	756.9
Property, plant and equipment, net	181.5	171.2
Other assets	96.2	125.6

Total assets	$1,119.9	$1,053.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96.2	$81.8
Accrued payroll	28.0	29.2
Short-term debt	4.5	12.8
Other current liabilities	181.3	223.4

Total current liabilities	310.0	347.2
Other liabilities	71.4	50.8
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,033.3	1,030.3
Accumulated deficit	(19.3)	(93.4)
Accumulated other comprehensive loss	(106.9)	(104.3)
Unearned ESOP shares and other compensation	(2.8)	(6.6)
Treasury stock, at cost, 7.4 million and 7.6 million shares as of December 31, 2002 and 2001, respectively	(166.2)	(170.7)

Total shareholders’ equity	738.5	655.7

Total liabilities and shareholders’ equity	$1,119.9	$1,053.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Retained	Accumulated	Unearned
		Additional	Earnings	Other	ESOP Shares		Total
	Common	Paid-In	(Accumulated	Comprehensive	and Other	Treasury	Shareholders’
	Stock	Capital	Deficit)	Loss	Compensation	Stock	Equity

	(In millions, except share amounts)
Balance as of December 31, 1999	$0.4	$1,030.5	$(84.1)	$(82.1)	$(21.2)	$(118.2)	$725.3
Amortization of unearned ESOP shares		0.2			7.7		7.9
Purchase of treasury stock (2,365,944 shares)						(66.5)	(66.5)
Exercise of stock options (322,933 shares)			(1.8)			9.4	7.6
Other unearned compensation					0.4		0.4
Stock compensation (85,846 shares)		(0.8)	(0.5)			1.8	0.5
Tax benefit from shareholder transactions		0.7					0.7
Comprehensive loss:
Net loss			(4.4)				(4.4)
Net change in cumulative translation adjustment				(7.6)			(7.6)
Unrealized loss on available-for-sale securities (net of income tax benefit of $0.3)				(0.5)			(0.5)
Cash flow hedging (net of income tax benefit of $0.6)				(0.9)			(0.9)

Comprehensive loss							(13.4)

Balance as of December 31, 2000	0.4	1,030.6	(90.8)	(91.1)	(13.1)	(173.5)	662.5
Amortization of unearned ESOP shares		(0.2)			5.9		5.7
Purchase of treasury stock (44,613 shares)						(1.0)	(1.0)
Exercise of stock options (135,846 shares)			(0.7)			3.0	2.3
Other unearned compensation					0.6		0.6
Stock compensation (31,152 shares)		(0.8)	(0.2)			0.8	(0.2)
Tax benefit from shareholder transactions		0.7					0.7
Comprehensive loss:
Net loss			(1.7)				(1.7)
Net change in cumulative translation adjustment				(9.1)			(9.1)
Minimum pension liability adjustments (net of income tax benefit of $3.7)				(6.3)			(6.3)
Reclassification adjustments for loss on available-for-sale securities included in net loss (net of income tax provision of $0.3)				0.5			0.5
Cash flow hedging (net of income tax provision of $0.7)				1.7			1.7

Comprehensive loss							(14.9)

Balance as of December 31, 2001	0.4	1,030.3	(93.4)	(104.3)	(6.6)	(170.7)	655.7

Amortization of unearned ESOP shares		0.9			3.8		4.7
Purchase of treasury stock (408,100 shares)						(9.9)	(9.9)
Exercise of stock options (592,401 shares)			(1.0)			14.4	13.4
Tax benefit from shareholder transactions		2.1					2.1
Comprehensive income:
Net income			75.1				75.1
Net change in cumulative translation adjustment				11.5			11.5
Minimum pension liability adjustments (net of income tax benefit of $7.0)				(13.0)			(13.0)
Cash flow hedging (net of income tax benefit of $0.6)				(1.1)			(1.1)

Comprehensive income							72.5

Balance as of December 31, 2002	$0.4	$1,033.3	$(19.3)	$(106.9)	$(2.8)	$(166.2)	$738.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In millions)
Cash Flows from Operating Activities
Net income (loss)	$75.1	$(1.7)	$(4.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33.2	42.8	53.5
Amortization	5.5	11.3	68.8
Deferred income taxes	38.2	(33.4)	(10.0)
Restructuring, litigation, and other special items	(10.4)	56.5	32.2
Other working capital changes:
Accounts receivable	20.5	(4.2)	59.2
Inventories	(7.5)	(10.5)	46.6
Other current assets	(4.1)	16.5	16.0
Accounts payable	12.0	6.7	(19.7)
Accrued payroll and other current liabilities	(46.9)	29.6	(48.3)

Total other working capital changes	(26.0)	38.1	53.8
Other operating activities	5.2	14.6	(1.9)

Net cash provided by operating activities	120.8	128.2	192.0
Cash Flows from Investing Activities
Capital expenditures	(42.6)	(47.0)	(50.5)
Purchase of intellectual property	(4.0)	—	—
Capitalized software	—	(4.3)	(3.3)
Proceeds from sale of businesses	5.0	50.0	—
Other investing activities	(1.9)	1.1	(4.5)

Net cash used in investing activities	(43.5)	(0.2)	(58.3)
Cash Flows from Financing Activities
Net change in short-term debt	(8.5)	(9.9)	(2.5)
Other repayments of debt	—	—	(1.0)
Purchase of treasury stock	(9.9)	(1.0)	(66.5)
Exercise of stock options	13.4	2.3	7.6
Decrease in unearned ESOP shares	3.8	5.9	7.7

Net cash used in financing activities	(1.2)	(2.7)	(54.7)
Effect of exchange rate changes on cash and equivalents	8.8	(5.2)	(3.9)

Change in cash and equivalents	84.9	120.1	75.1
Cash and equivalents — beginning of year	389.8	269.7	194.6

Cash and equivalents — end of year	$474.7	$389.8	$269.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation

Background

      Imation Corp. (Imation or the Company), a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. The Company develops, manufactures, and markets magnetic and optical removable data storage products and provides data storage services to information technology systems users. Through divestitures over the past four years, the Company has exited substantially all of the non-data storage businesses from the spin-off (see Note 3) such that the data storage business constitutes approximately 95 percent of the Company’s net revenues for the year ended December 31, 2002.

      Additionally, until the sale of the color proofing and color software business effective December 31, 2001 (see Note 3), the Company was an active participant in the graphic arts industry as a manufacturer and marketer of products and services for the capture, enhancement, management, and transmission of color images. The Company also sold its North America Digital Solutions and Services (DSS) business on August 30, 2002 and completed the exit of this business outside of North America by the third quarter of 2002 (see Note 3). This business provided call center, help desk support, spare parts logistics, and field service to end-user customers through the Company’s relationships with Original Equipment Manufacturers (OEMs) of wide format color and imaging equipment; provided repair service to large OEMs of wide-format color and imaging equipment; and was a systems integrator for customers with wide-format engineering document imaging systems migrating from analog to digital formats.

Basis of Presentation

      On August 30, 2002, the Company closed on the sale of its North America DSS business. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations for all periods. Also in 2002, the Company completed its process to close or sell all of its DSS businesses outside of North America. The results from operations for the DSS businesses outside of North America are included in continuing operations within the DSS business segment for all periods presented.

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

Note 2 — Summary of Significant Accounting Policies

      Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions have been eliminated.

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

      Foreign Currency. Local currencies are generally considered the functional currencies outside the U.S., except for subsidiaries located in highly inflationary economies, where the U.S. dollar is considered the functional currency. Prior to January 1, 2001, the functional currency of Imation Europe B.V., the Company’s European holding company, was the U.S. dollar. The impact of its change in functional currency to the Euro on January 1, 2001 was not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, income and expense items are translated at average rates of exchange prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. Net foreign currency exchange impacts included in results of operations were not material in all periods presented.

      Concentrations of Credit Risk. The Company sells a wide range of products and services to a diversified base of customers around the world and performs ongoing credit evaluations of its customers’ financial condition, and therefore believes there is no material concentration of credit risk. The Company had one customer that represented approximately 11% of total net revenues in 2002, all of which were included in of the Data Storage and Information Management segment.

      Cash Equivalents. Cash equivalents consist of temporary investments purchased with original maturities of three months or less.

      Trade Accounts Receivables. Trade accounts receivables are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances, which primarily represent estimated losses due to expected customer returns, allowances and deductions for a variety of claims such as discounts, quality and pricing, or the inability of certain customers to make the required payments. When determining the allowances, the Company takes several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customer, and its day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenues or bad debt expense (included in selling, general and administrative expense) in the Consolidated Statements of Operations.

      Inventories. Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

      Derivative Financial Instruments. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2000. The Company also adopted SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, effective July 1, 2000. SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through operations. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive income (loss) in shareholders’ equity until the underlying hedged item is recognized in operations. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in operations. These gains and losses generally are recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains/ losses included in non-operating expenses for foreign denominated payables- and receivables-related hedge transactions. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items.

      Other Financial Instruments. The Company’s other financial instruments consist principally of cash and equivalents, and short-term receivables and payables, for which their current carrying amounts approximate fair market value. Investments primarily include venture capital investments accounted for on a cost basis.

      Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. Periodic reviews for impairment of the carrying value of property, plant and equipment are made based on undiscounted expected future cash flows. The cost and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Intangible Assets. Intangible assets consist primarily of capitalized software and certain purchased intellectual property rights. The Company capitalizes certain external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized over their estimated useful lives, which generally range from three to eight years. The carrying amount of intangible assets is periodically reviewed to assess the remaining useful lives and the recoverability based on undiscounted expected future cash flows. In 2000, the Company shortened the useful life of the majority of its capitalized software (see Note 15).

      Long-Lived Assets. Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. With respect to impairment, the adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

      Recent Accounting Pronouncements. In 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and applies only to those activities initiated on or after the date of adoption. The Company will adopt this statement in 2003 and is in the process of determining the extent to which this statement will impact its results of operations or financial position.

      Also in 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. As of December 31, 2002, the Company does not have any required disclosures under this interpretation. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002.

      Also in 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, as outlined in SFAS No. 123, Accounting for Stock-Based Compensation. This statement also amends the financial statement disclosure requirements relating to stock-based compensation. The Company adopted the disclosure requirements of this statement on December 31, 2002. The Company currently has no plans to adopt the fair value method of accounting for stock-based compensation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising Costs. Advertising costs are charged to expense as incurred and totaled approximately $25 million, $28 million, and $28 million in 2002, 2001, and 2000, respectively.

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

      Treasury Stock. The Company’s repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, the Company uses a last-in, first-out method and the excess of repurchase cost over reissuance price is treated as an adjustment to retained earnings (accumulated deficit).

      Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

      The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans as all options granted in 2002, 2001, and 2000 had no intrinsic value at the time of grant. The table below illustrates the effect on net income (loss) and earnings (loss) per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 for additional information regarding Employee Stock Plans.

	Years Ended December 31,

	2002	2001	2000

	(In millions,
	except per share amounts)
Net income (loss), as reported	$75.1	$(1.7)	$(4.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(6.2)	(5.4)	(6.3)

Pro forma net income (loss)	$68.9	$(7.1)	$(10.7)
Earnings (loss) per share:
Basic — as reported	$2.15	$(0.05)	$(0.13)
Basic — pro forma	$1.97	$(0.20)	$(0.30)
Diluted — as reported	$2.11	$(0.05)	$(0.13)
Diluted — pro forma	$1.94	$(0.20)	$(0.30)

      Comprehensive Income. Comprehensive income (loss) for the Company includes net income (loss), the effects of currency translation, unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, and minimum pension liability adjustments. Comprehensive income (loss) for all periods presented is included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

      Earnings Per Share. Basic earnings per share is calculated using the weighted average number of shares outstanding during the period, adjusted for Employee Stock Ownership Plan (ESOP) shares not allocated to employee accounts. Under the applicable accounting rules, unallocated shares held in the Company’s ESOP trust, which was established in 1996 as a way of funding certain employee retirement savings benefits, are not considered outstanding for purposes of calculating earnings per share. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive effect of outstanding stock options using the “treasury stock” method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Years ended
	December 31,

	2002	2001	2000

	(In millions)
Weighted average number of shares outstanding during the period	35.2	35.2	35.8
Weighted average number of shares held by the ESOP not yet allocated	(0.2)	(0.4)	(0.7)

Weighted average common shares outstanding	35.0	34.8	35.1
Potential common shares resulting from the assumed exercise of stock options	0.6	—	—

Total weighted average common shares and common share equivalents	35.6	34.8	35.1

      Options to purchase 0.5 million shares of the Company’s common stock were outstanding as of December 21, 2002 that were not considered in the computation of potential common shares because the effect of the options would be antidilutive. For 2001 and 2000, options to purchase 4.6 million and 5.4 million shares, respectively, of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had net losses and to do so would have been antidilutive.

Note 3 — Divestitures

Divestitures presented as discontinued operations

      North America DSS Business: On August 30, 2002, the Company consummated the sale of its North America DSS business to DecisionOne Corporation (DecisionOne). These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, DecisionOne paid the Company $5.0 million in cash. This amount is shown as proceeds from sale of businesses in the Consolidated Statement of Cash Flows for the year ended December 31, 2002. In the third quarter of 2002, the Company recognized a $1.6 million after-tax gain on the disposal of the discontinued business. In addition, the terms of the sale include the potential for additional future payments to the Company in 2004, of up to $5.0 million, based upon revenue targets achieved by DecisionOne associated with the DSS business. Any additional proceeds will be recorded by the Company as a component of income from discontinued operations when earned.

      Medical Imaging and Photo Color Systems Business: On November 30, 1998, the Company sold its worldwide Medical Imaging Systems business (the Medical Imaging Sale) to Eastman Kodak Company (Kodak). Excluded from the Medical Imaging Sale was the Company’s medical imaging/ photo color manufacturing facility in Ferrania, Italy (the Ferrania Facility), at which the Company agreed to manufacture wet laser and x-ray film and hardware pursuant to an exclusive supply agreement (the Ferrania Supply Agreement) with Kodak. In exchange for retaining the Ferrania Facility and pursuant to certain conditions, Kodak agreed to pay the Company up to $25.0 million at such time as it was sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items. While the Company cannot predict with certainty the outcome of these disputes, it believes its positions are supported by the applicable contractual terms.

      In 2002, the Company recorded a charge of $2.7 million, net of income taxes of $1.6 million, resulting from the adjustment of estimated costs associated with discontinued operations described above.

      The results of discontinued operations for the years ended December 31, 2002, 2001, and 2000 were as follows:

	2002	2001	2000

	(In millions)
Net revenues	$34.9	$57.2	$63.6
Income (loss) before income taxes	4.9	(1.4)	12.5
Income tax provision (benefit)	1.9	(0.5)	4.8

Income (loss) from operations of discontinued businesses, net of income taxes	3.0	(0.9)	7.7
Gain from disposal of discontinued businesses, net of income taxes of $1.0 million	1.6	—	—
Adjustment to discontinued operations amounts previously reported, net of income tax benefit of $1.6 million	(2.7)	—	—

Loss on disposal of discontinued businesses, net of income taxes	(1.1)	—	—

Total discontinued operations	$1.9	$(0.9)	$7.7

Divestitures presented as part of continuing operations

      DSS Business Outside of North America: In 2002, the Company completed the process of closing or selling its DSS businesses outside of North America as part of the Company’s 2001 restructuring program. These activities outside of North America did not have a material impact on cash flows or net income after consideration of costs accrued for as part of the Company’s 2001 restructuring program.

      Color Proofing and Color Software Business: On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. Under the terms of the agreement, KPG paid the Company $50 million in cash on December 31, 2001. This amount is shown as proceeds from sale of businesses in the Consolidated Statement of Cash Flows for the year ended December 31, 2001. The Company recorded a pre-tax gain of $1.9 million ($1.3 million after taxes) net of related costs in restructuring and other in the Consolidated Statement of Operations for the year ended December 31, 2001.

Divestitures Transition Services

      In connection with the sale of the Medical Imaging, Photo Color Systems, color proofing and color software business, and North America DSS businesses, the Company received reimbursement for certain transition services and distribution agreements that the Company had agreed to provide to the respective purchasers of these businesses. Reimbursements for these transition services are presented as reductions of general and administrative expenses in the Consolidated Statements of Operations. These transition services substantially ended as of January 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Supplemental Balance Sheet Information

	2002	2001

	(In millions)
Accounts Receivable
Accounts receivable	$154.5	$163.9
Less allowances	(16.4)	(13.6)

Accounts receivable, net	$138.1	$150.3
Inventories
Finished goods	$91.5	$86.1
Work in process	18.9	14.5
Raw materials and supplies	28.6	29.7

Total inventories	$139.0	$130.3
Other Current Assets
Deferred income taxes	$27.9	$35.6
Restricted cash	11.1	10.0
Other	51.4	40.9

Total other current assets	$90.4	$86.5
Property, Plant and Equipment
Land	$3.0	$3.0
Buildings and leasehold improvements	137.0	130.0
Machinery and equipment	551.7	624.2
Construction in progress	25.6	16.5

Total	$717.3	$773.7
Less accumulated depreciation	(535.8)	(602.5)

Property, plant and equipment, net	$181.5	$171.2
Other Assets
Deferred income taxes	$64.8	$91.3
Capitalized software	8.8	15.8
Other	22.6	18.5

Total other assets	$96.2	$125.6
Other Current Liabilities
Employee separation costs	$5.1	$27.3
Rebates	35.8	35.7
Income taxes	26.5	37.2
Deferred revenue	0.1	11.8
Other	113.8	111.4

Total other current liabilities	$181.3	$223.4
Other Liabilities
Pension	$46.2	$32.8
Other	25.2	18.0

Total other liabilities	$71.4	$50.8
Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(87.3)	$(98.8)
Minimum pension liability adjustments	(19.3)	(6.3)
Cash flow hedging	(0.3)	0.8

Total accumulated other comprehensive loss	$(106.9)	$(104.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Restructuring and Other Special Charges

      In 2002, the Company recorded a $4.0 million net benefit in restructuring. Adjustments to previously recorded restructuring reserves of $4.1 million (related to the 2001 restructuring program) and $1.7 million (related to the 2000 restructuring program) were offset by a new charge of $1.8 million. The adjustments, in accordance with applicable accounting standards, were made as part of the Company’s regular practice of reviewing its recorded restructuring reserves quarterly and making adjustments as necessary to reflect management’s best estimate of costs remaining for each restructuring program. Part of the adjustment to the 2001 restructuring program was related to the Company’s DSS businesses in Europe and was primarily due to lower than estimated employee separation costs as well as recognition of pension-related benefits that can only be recorded under the applicable accounting standards when the employees are separated. Each of the restructuring programs is discussed in more detail below.

2002 and 2001 Restructuring Programs

      The $1.8 million charge recorded in 2002 relates to the realignment of the Storage Professional Services organization within the Company’s Data Storage and Information Management (DS&IM) business segment. The charges included asset impairments, exit costs and $0.4 million for employee separation programs related to headcount reduction of approximately 15 employees. In 2002, the Company made $0.3 million of cash payments related to this restructuring program. The majority of the remaining severance and other payments associated with this restructuring program is expected to be completed in 2003.

      In 2001, the Company recorded $48.0 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses, and rationalize its data storage manufacturing. The charges include $25.0 million for employee separation programs related to a headcount reduction of approximately 430 employees related to continuing operations, of which approximately 45 percent relate to administrative structure, 50 percent relate to the non-data storage businesses and the remainder relate to the data storage business. The Company also recorded a $0.6 million special charge reflecting inventory write-downs in cost of goods sold. During 2002 and 2001, the Company made cash payments of $19.7 million and $1.7 million, respectively, related to these restructuring activities. The majority of the remaining severance payments, related mainly to employees located outside the U.S., and other payments associated with this restructuring program, is expected to be completed in 2003. Since the inception of this restructuring program through December 31, 2002, the Company has reduced its headcount related to continuing operations by approximately 415, which includes both voluntary and involuntary employee reductions.

      The following tables represent the activity related to the 2002 and 2001 restructuring programs, adjusted to exclude those activities specifically related to discontinued operations:

				Balance as of
	Program	Cumulative	Net	December 31,
	Amounts	Usage	Adjustments	2002

	(In millions)
Severance	$25.4	$(16.3)	$(4.0)	$5.1
Asset impairments	18.3	(18.3)		—
Other	6.1	(2.6)	$(0.1)	3.4

Total	$49.8	$(37.2)	$(4.1)	$8.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Cumulative	Balance as of
	Program	Reductions and	December 31,
	Amounts	Adjustments	2002

	(Approximate Headcount)
Headcount	445	425	20

2000, 1998 and 1997 Restructuring Programs

      In 2000, the Company recorded a $24.4 million restructuring charge to rationalize its manufacturing operations, streamline its organizational structure, and write-down impaired assets. The charges include $15.7 million for employee separation programs related to a headcount reduction of approximately 420 employees. The reduction in employee positions affected all business units and corporate staff, with approximately 60 percent of the headcount reductions due to rationalization of manufacturing within the DS&IM business. The Company also recorded $9.8 million in special charges comprised of $7.5 million of inventory write-downs in cost of goods sold and $2.3 million of charges in selling, general and administrative expense. In 2000, the Company also reversed $2.6 million of restructuring charges related to the 1997 and 1998 programs described below. This amount is reflected in the net restructuring charges of $21.8 million in 2000. The activities related to the 2000 restructuring program were completed as of September 30, 2002.

      In 1997 and 1998, the Company recorded charges to restructure its worldwide operations in order to improve the Company’s competitive position, to focus resources on areas of strength and on growth opportunities, to reduce costs and eliminate unnecessary structure, and to write down assets. The activities related to these programs were substantially completed as of December 31, 2001.

      During 2002, 2001, and 2000, the Company made cash payments of $2.3 million, $13.0 million, and $20.9 million, respectively, related to the 2000, 1998, and 1997 restructuring programs. Since the inception of these restructuring programs through December 31, 2002, the Company has reduced its headcount related to continuing operations by approximately 2,500, which includes both voluntary and involuntary employee reductions.

Note 6 — Income Taxes

      The components of income (loss) from continuing operations before income taxes and cumulative effect of accounting change are as follows:

	2002	2001	2000

	(In millions)
U.S.	$74.1	$(18.7)	$(63.0)
International	38.5	13.3	24.2

Total	$112.6	$(5.4)	$(38.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision (benefit) from continuing operations before cumulative effect of accounting change is as follows:

	2002	2001	2000

	(In millions)
Currently payable (refundable)
Federal	$(8.3)	$23.4	$(16.2)
State	(0.8)	2.2	(1.5)
International	7.7	3.2	3.1
Deferred
Federal	35.4	(29.8)	(17.0)
State	3.3	(2.8)	(1.6)
International	2.1	(0.8)	3.1

Total	$39.4	$(4.6)	$(30.1)

      The components of net deferred tax assets and (liabilities) are as follows:

	2002	2001

	(In millions)
Receivables	$3.1	$4.3
Inventories	8.5	10.1
Capitalized software	(0.6)	(0.1)
Property, plant and equipment	(6.3)	1.5
Payroll, pension and severance	19.1	20.8
Foreign tax credit carryforwards	0.9	29.0
Net operating loss carryforwards	18.6	19.5
Accrued liabilities	14.6	10.6
Research and experimentation costs	49.0	42.1
Other, net	2.0	5.8
Valuation allowance	(16.2)	(19.7)

Net deferred tax assets	$92.7	$123.9

      The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and foreign tax credit carryforwards. Of the aggregate net operating loss carryforwards, $21.7 million expire in 2004, and $31.1 million may be carried forward indefinitely. Certain foreign net operating loss carryforwards are subject to adjustment by foreign tax authorities. The foreign tax credit carryforwards expire by 2005.

      The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income, primarily in the U.S. The Company believes that it will generate sufficient future taxable income to recover the Company’s recorded net deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes from continuing operations before cumulative effect of accounting change differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

	2002	2001	2000

	(In millions)
Tax at statutory U.S. tax rate	$39.4	$(1.9)	$(13.6)
State income taxes, net of federal benefit	3.1	(0.3)	—
Net effect of international taxes	(4.0)	(3.9)	4.7
Restructuring of European operations	—	—	(22.0)
Other	0.9	1.5	0.8

Income tax provision (benefit)	$39.4	$(4.6)	$(30.1)

      As of December 31, 2002, approximately $242.7 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S. It is not practical to determine the amount of incremental tax that might arise if these earnings were to be remitted.

      In 2002, cash paid for income taxes, relating to both continuing and discontinued operations, was $11.7 million. In 2001, as a result of income tax refunds, net cash received for income taxes, relating to both continuing and discontinued operations, was $12.2 million. In 2000, cash paid for income taxes, relating to both continuing and discontinued operations, was $13.4 million.

Note 7 — Debt

      The Company had no outstanding long-term debt as of December 31, 2002 or 2001.

      The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks that expires December 31, 2003. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory and manufacturing machinery and equipment not to exceed $100.0 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company’s interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.5 percent and 1.25 to two percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth of $450 million and borrowing base availability of $20 million, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. Borrowing availability as of December 31, 2002 was $69.8 million. No borrowings were outstanding under the Loan Agreement as of December 31, 2002 and 2001 and the Company was in compliance with the covenants under the Loan Agreement.

      As of December 31, 2002 and 2001, the Company had outstanding letters of credit of $13.4 million and $18.8 million, respectively, in the U.S.

      Short-term debt as of December 31, 2002 and 2001 was $4.5 million and $12.8 million, respectively, which consisted primarily of local borrowings by international subsidiaries. These borrowings have original maturities of one year or less and have a weighted average interest rate of 1.9 percent and 2.2 percent as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had an additional $15.4 million available under credit facilities held by various subsidiaries outside the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company estimates that the fair value of its short-term debt approximates the carrying amount as of December 31, 2002 and 2001.

      The Company’s interest expense, which includes letter of credit fees and commitment fees under the loan agreement, for 2002, 2001, and 2000 was $1.1 million, $1.4 million, and $2.2 million, respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $1.2 million, $1.7 million, and $2.1 million, respectively.

Note 8 — Derivatives and Hedging Activities

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

      Beginning January 1, 2001, substantially all of the Company’s intercompany sales to Europe are denominated in Euros. The Company purchases options as hedges of a portion of the anticipated annual sales that qualify as cash-flow hedges. As of December 31, 2002, these option contracts range in duration from one to twelve months and totaled $81.4 million. Hedge costs, representing the premiums paid on expired options net of hedge gains, of $1.8 million and $2.3 million were reclassified into operations for the years ended December 31, 2002 and 2001, respectively. Amounts reclassified into operations for the year ended December 31, 2000 were not significant.

      Upon adoption of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment in accumulated other comprehensive income (loss) to recognize the fair value of foreign currency contracts designated as cash-flow hedging instruments. The adjustment did not have a significant impact on the Company’s financial position or results of operations at adoption. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2002 was $1.4 million, pre-tax, all of which is expected to reverse in 2003.

      As of December 31, 2002, the Company had $190.1 million notional amount of foreign currency forward and option contracts of which $79.2 million hedged recorded balance sheet exposures. This compares to $146.8 million notional amount of foreign currency forward and option contracts as of December 31, 2001, of which $80.6 million hedged recorded balance sheet exposures.

      As of December 31, 2002 and 2001, the fair value of the Company’s foreign currency forward and option contracts outstanding was ($0.2) million and $3.5 million, respectively. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

      The Company is exposed to credit loss in the event of nonperformance by counter-parties in foreign currency forward and option contracts, but does not anticipate nonperformance by any of these counter-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counter-parties.

Note 9 — Leases

Operating Leases

      Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $5.8 million, $11.3 million, and $11.1 million in 2002, 2001, and 2000, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2002:

	2003	2004	2005	2006	2007	Thereafter	Total

	(In millions)
Minimum lease payments	$11.9	$7.4	$4.3	$2.8	$0.3	$0.2	$26.9

Capital Leases

      In 2002, the Company executed a sale/leaseback transaction related to an additional manufacturing facility that it had constructed in Wahpeton, North Dakota. The terms of the agreement include monthly payments by the Company to the lessor, and an obligation by the Company to purchase the facility at the end of the agreement term. As a result of the Company’s continuing involvement with the facility, the agreement has been accounted for as a capital lease financing. As of December 31, 2002, an asset totaling $5.9 million is included in buildings and leasehold improvements related to this capital lease. The following table sets forth the future minimum lease payments related to this capital lease obligation as of December 31, 2002:

	2003	2004	2005	2006	2007	Thereafter	Total

	(In millions)
Minimum lease payments	$0.6	$0.6	$0.6	$0.5	$0.5	$5.3	$8.1

Note 10 — Shareholders’ Equity

      The Company maintains a shareholder rights plan (Rights Plan) under which the Company has issued one preferred share purchase right (Right) for each common share of the Company. If they become exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $125, subject to adjustment. The Rights are exercisable only if a person or group (Acquiring Person) acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock, except that the Rights Plan excludes acquisitions by any Acquiring Person who becomes the beneficial owner of 15 percent or more of the shares of common stock then outstanding as a result of a reduction in the number of shares of common stock outstanding due to the repurchase of common stock by the Company unless and until such person, after becoming aware of such, acquires beneficial ownership of any additional shares of common stock. The Rights expire on July 1, 2006 and may be redeemed earlier by the Board of Directors for $0.01 per Right.

      The Company’s Board of Directors has authorized the repurchase of up to 10 million shares of the Company’s common stock. During 2002, the Company repurchased approximately 0.4 million shares. A minimal number of shares was repurchased during 2001. During 2000, the Company repurchased approximately 2.4 million shares. As of December 31, 2002, the Company held 7.4 million shares of treasury stock acquired at an average price of $22.36 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Business Segment Information

      The Company’s businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media for use in the personal storage, network and enterprise data center markets; Specialty Paper, which includes carbonless paper, such as multi-part business forms, and videodisc replication (videodisc replication was closed at the end of the first quarter of 2002); Digital Solutions and Services, which provided technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation (all businesses within the DSS segment were sold or closed prior to September 30, 2002 — see footnote 1 to the table below); and Color Technologies, whose principal products included printing and color proofing systems, printing films and plates for the graphic arts marketplace, was sold to KPG on December 31, 2001. In 2001 and 2000, Specialty Paper and Color Technologies were combined and presented as a single segment. Beginning in 2002, they have been separated and the prior periods’ presentation has been restated to conform to the new presentation as a result of the sale of the color proofing and color software business to KPG.

		Business Segment Information

		Data		Digital
		Storage and		Solutions		Corporate,
		Information	Specialty	and	Color	Other and
		Management	Paper	Services(1)	Technologies	Unallocated	Total

		(In millions)
Net revenues(2)	2002	$1,003.9	$53.1	$9.5	$—	$0.2	$1,066.7
	2001	875.9	51.0	29.6	160.8	2.0	1,119.3
	2000	866.6	60.0	30.7	213.1	0.9	1,171.3
Operating income (loss)(2)	2002	$99.2	$7.2	$(4.0)	$—	$8.3	$110.7
	2001	52.5	2.0	(7.5)	7.9	(59.7)	(4.8)
	2000	24.4	5.5	(5.5)	14.4	(98.4)	(59.6)
Assets(3)	2002	$438.8	$13.5	$—	$—	$667.6	$1,119.9
	2001	406.4	18.1	16.1	—	613.1	1,053.7
	2000	375.5	21.3	17.8	83.7	489.6	987.9
Depreciation and Amortization(3)	2002	$36.8	$0.6	$0.6	$—	$0.7	$38.7
	2001	33.0	0.6	1.2	12.6	6.7	54.1
	2000	45.3	0.7	0.8	14.1	61.4	122.3
Capital Expenditures(3)	2002	$42.1	$0.5	$—	$—	$—	$42.6
	2001	39.3	0.5	0.3	6.5	0.4	47.0
	2000	40.9	0.6	1.3	7.3	0.4	50.5

(1)	In the third quarter of 2002, the Company sold its North America DSS business and reclassified it to discontinued operations, as discussed in Note 3. Also in the third quarter of 2002, the Company completed the process of closing its DSS businesses outside of North America as part of the Company’s 2001 restructuring program. The DSS portion of this table includes amounts related to the DSS businesses outside of North America which has not been reclassified as a discontinued operation.

(2)	The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company’s disclosable business segments, general overhead which was previously allocated to the North America DSS business, accelerated software amortization discussed in Note 15, restructuring and other special charges and credits discussed in Note 5, and the gains on sale of the color proofing and color software business and North America DSS business discussed in Note 3.

(3)	Segment assets primarily include accounts receivable, inventory, and net property, plant and equipment associated with the Company’s disclosable business segments. Assets included in Corporate, Other and Unallocated are cash and equivalents, deferred income taxes, certain unallocated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net property, plant and equipment, assets of divested and discontinued businesses, and other miscellaneous assets. Depreciation and amortization and capital expenditure amounts include amounts associated with these assets, as well as the accelerated software amortization discussed in Note 15.

      Intersegment revenues were not material.

      The following table presents information about the Company by geographic area.

		United		Total
		States	International	Company

		(In millions)
Net revenues(1)	2002	$546.7	$520.0	$1,066.7
	2001	587.4	531.9	1,119.3
	2000	619.3	552.0	1,171.3
Long-lived assets(2)	2002	$188.4	$7.0	$195.4
	2001	181.1	15.2	196.3
	2000	202.8	29.5	232.3

(1)	Net revenues are classified into geographic areas based on destination.

(2)	Includes net property, plant and equipment, intangible and other non-current assets excluding deferred income taxes and certain investments.

Note 12 — Retirement Plans

      The Company has various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. Total pension expense was $8.8 million, $15.7 million, and $13.6 million in 2002, 2001, and 2000, respectively. Net pension cost is reported on a continuing operations basis, whereas the funded status of the pension plans includes both continuing and discontinued operations.

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

U.S. Plan

	2002	2001

	(In millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$104.6	$85.5
Service cost	9.3	13.0
Interest cost	7.0	6.1
Actuarial loss	0.1	2.9
Benefits paid	(16.9)	(6.2)
Special termination benefits(1)	0.6	3.3

Projected benefit obligation, end of year	$104.7	$104.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001

	(In millions)

Change in plan assets
Plan assets at fair value, beginning of year	$76.4	$78.7
Actual return on plan assets	(5.9)	(5.2)
Company contributions	20.0	9.1
Benefits paid	(16.9)	(6.2)

Plan assets at fair value, end of year	$73.6	$76.4

Accrued pension cost
Funded status of the plan	$(31.1)	$(28.2)
Unrecognized net loss	20.0	8.7

Total accrued pension cost	$(11.1)	$(19.5)

Amount recognized in financial statements
Accrued pension liability	$(30.9)	$(28.0)
Accumulated other comprehensive loss — pre-tax	19.8	8.5

Total recognized	$(11.1)	$(19.5)

	2002	2001	2000

Assumptions, end of year
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets (for following year)	8.00%	9.00%	9.00%
Rate of compensation increase	4.75%	4.75%	4.75%

      Net periodic pension cost includes the following components:

	2002	2001	2000

	(In millions)
Total cost
Service cost	$9.3	$13.0	$13.6
Interest cost	7.0	6.1	4.9
Expected return on plan assets	(7.0)	(7.0)	(5.6)
Special termination benefits(1)	2.4	4.9	2.3
Recognized net actuarial gain	—	—	(0.3)
Discontinued operations	(3.2)	(2.1)	(1.4)

Net periodic pension cost	$8.5	$14.9	$13.5

(1)	In 2002, $2.4 million was recognized for curtailment and other benefits for employees transferred to DecisionOne as part of the sale of the North America DSS business (see Note 3), including $1.7 million of recognized net actuarial loss. In 2001, $2.6 million was recognized for curtailment and other benefits for employees transferred to KPG as part of the sale of the color proofing and color software business (see Note 3), including $1.6 million of recognized net actuarial loss. In addition, $2.3 million was recognized for restructuring charges, of which $ 0.8 million was related to discontinued operations. In 2000, $2.3 million was also recognized for restructuring charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Plans

	2002	2001

	(In millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$50.1	$55.7
Service cost	0.8	0.9
Interest cost	2.7	2.7
Foreign exchange rate changes	5.7	(3.0)
Settlements and curtailments	(2.3)	—
Actuarial loss (gain)	2.3	(1.7)
Benefits paid	(0.9)	(1.0)
Transfer of obligations(2)	(1.0)	(3.5)

Projected benefit obligation, end of year	$57.4	$50.1

Change in plan assets
Plan assets at fair value, beginning of year	$39.6	$47.0
Actual return on plan assets	(2.1)	(1.5)
Foreign exchange rate changes	4.4	(2.2)
Company contributions	0.8	0.8
Benefits paid	(0.9)	(1.0)
Transfer of assets(2)	(1.0)	(3.5)

Plan assets at fair value, end of year	$40.8	$39.6

Accrued pension cost
Funded status of the plans	$(16.6)	$(10.5)
Unrecognized items	15.0	9.2

Total accrued pension cost	$(1.6)	$(1.3)

Amount recognized in financial statements
Prepaid pension cost	$0.5	$2.0
Accrued pension liability	(15.3)	(4.8)
Intangible asset	3.0	—
Accumulated other comprehensive loss — pre-tax	10.2	1.5

Total recognized	$(1.6)	$(1.3)

	2002	2001	2000

Assumptions, end of year
Discount rate	4.70%	5.20%	5.20%
Expected return on plan assets (for following year)	5.90%	6.60%	6.90%
Rate of compensation increase	3.30%	3.50%	3.90%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost includes the following components:

	2002	2001	2000

	(In millions)
Total cost
Service cost	$0.8	$0.9	$1.0
Interest cost	2.7	2.7	2.9
Expected return on plan assets	(2.6)	(3.0)	(3.3)
Amortization of unrecognized items and other	0.5	0.3	(0.4)
Settlements and curtailments(3)	(0.7)	—	—
Discontinued operations	(0.4)	(0.1)	(0.1)

Net periodic pension cost	$0.3	$0.8	$0.1

      The projected benefit obligation, accumulated benefit obligation, and plan assets at fair value for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2002	2001

	(In millions)
Projected benefit obligation, end of year	$44.8	$24.1
Accumulated benefit obligation, end of year	42.5	21.8
Plan assets at fair value, end of year	28.4	18.7

(2)	2002 includes certain benefit obligations and related plan assets transferred as a result of the sales of certain DSS businesses in Europe. 2001 includes certain benefit obligations and related plan assets transferred as a result of the color proofing and color software business sale.

(3)	In 2002, a $1.2 million curtailment benefit was recognized following the separation of certain employees of the Company’s DSS businesses in Europe. In addition, a $0.3 million curtailment charge was recognized for employees transferred to DecisionOne as part of the sale of the North America DSS business (see Note 3). An additional curtailment charge of $0.2 million was also recognized during 2002.

Note 13 — Employee Savings and Stock Ownership Plans

      The Company sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to save up to 15 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches, in company stock, employee contributions 100 percent on the first three percent of eligible compensation and 25 percent on the next three percent of eligible compensation. The Company also sponsors a variable compensation program, in which the Company may, at its option, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon Company performance.

      The Company established an ESOP during 1996 as a cost-effective way of funding the employee retirement savings benefits noted above. The ESOP borrowed $50.0 million from the Company in 1996 and used the proceeds to purchase approximately 2.2 million shares of the Company’s common stock, with the ESOP shares pledged as collateral for the debt. The Company makes monthly contributions to the ESOP to cover the debt service plus an additional amount so that the total contribution releases shares to satisfy the Company’s matching requirements. As the debt is repaid, shares are released from collateral, and these shares are allocated to employee accounts as they are earned. The shares not yet allocated to employee accounts are reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company reports compensation expense equal to the current market price of the shares allocated to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee accounts, and all such shares are considered outstanding for the computation of earnings per share.

      The ESOP shares as of December 31, 2002 and 2001 are as follows:

	2002	2001

Released and allocated shares	2,051,824	1,886,599
Unallocated shares	124,063	289,288

Total original ESOP shares	2,175,887	2,175,887

Fair value of unallocated shares as of December 31	$4,352,130	$6,242,835

      Total expense related to the ESOP was $4.3 million, $5.2 million, and $7.2 million in 2002, 2001, and 2000, respectively.

Note 14 — Employee Stock Plans

      The Company currently has stock options outstanding under the Imation 1996 Employee Stock Incentive Program (the Employee Plan), the Imation 1996 Directors Stock Compensation Program (the Directors Plan), and the Imation 2000 Stock Incentive Plan (the Incentive Plan).

      The Employee Plan was approved and adopted by 3M on June 18, 1996, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Employee Plan may not exceed 6 million. All shares subject to awards under the Employee Plan that are canceled or terminated will be available again for issuance pursuant to awards under the Employee Plan. Grant prices are generally equal to the fair market value of the Company’s common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the Incentive Plan, no further shares are available for grant under the Employee Plan.

      The Directors Plan was also approved and adopted by 3M, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options with a term of ten years and generally become exercisable one year after grant date. Grant prices are generally equal to the fair market value of the Company’s common stock at the date of grant. As of December 31, 2002 and 2001, there were 259,917 shares and 349,917 shares available for grant under the Directors Plan, respectively.

      The Incentive Plan was approved and adopted by Imation’s shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that may be issued or awarded under the Incentive Plan may not exceed 4 million. All shares under the plan that are canceled or terminated will be available again for issuance pursuant to awards under the Incentive Plan. Grant prices are generally equal to the fair market value of the Company’s common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to four years after grant date. As of December 31, 2002 and 2001, there were 2,247,632 shares and 3,151,352 shares available for grant under the Incentive Plan, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for 2002, 2001, and 2000:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2002		2001		2000

	Stock	Weighted Average	Stock	Weighted Average	Stock	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of year	4,620,517	$23.80	5,358,763	$24.13	4,319,681	$21.43
Granted	1,320,050	24.59	242,350	22.03	1,930,490	29.46
Exercised	(592,401)	22.10	(135,846)	17.35	(322,933)	21.89
Canceled	(582,086)	24.74	(844,750)	26.44	(568,475)	22.86

Outstanding, end of year	4,766,080	24.12	4,620,517	23.80	5,358,763	24.13
Exercisable, end of year	2,575,977	23.04	2,874,584	23.07	2,265,669	22.53

      The following table summarizes information about stock options outstanding as of December 31, 2002:

			Options		Options
			Outstanding-		Exercisable-
		Weighted Average	Weighted		Weighted
	Options	Remaining	Average Exercise	Options	Average Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.73 to $10.39	1,662	1.3 years	$3.25	1,662	$3.25
$14.15 to $19.20	902,211	5.9 years	$17.51	685,344	$17.57
$19.56 to $23.95	1,812,764	7.0 years	$22.93	752,806	$22.83
$24.10 to $28.70	732,529	4.5 years	$24.95	702,478	$24.94
$28.75 to $39.38	1,316,914	7.5 years	$29.86	433,687	$29.03

$0.73 to $39.38	4,766,080	6.6 years	$24.12	2,575,977	$23.04

      The weighted average fair values at date of grant for options granted by the Company, all of which had exercise prices equal to the market price on the grant date, were $11.34, $9.18, and $13.80 in 2002, 2001, and 2000, respectively.

      The fair values at date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Volatility	48%	45%	45%
Risk free interest rate	3.82%	4.69%	6.67%
Expected life (months)	59	51	56
Dividend growth	Zero	Zero	Zero

Note 15 — Capitalized Software Amortization

      During the last half of 2000, the Company abandoned certain components of its computer software system at various dates through the end of first quarter 2001. Accordingly, the Company shortened the estimated useful life of the majority of its capitalized software such that this portion was fully amortized by the end of first quarter 2001. The Company recorded $60.8 million in pre-tax charges in 2000, and an additional $5.7 million in pre-tax charges in the first quarter 2001 related to the amortization of this software being abandoned. These were all non-cash charges.

Note 16 — Cumulative Effect of Accounting Change

      During the fourth quarter of 2000, the Company changed its revenue recognition policy with regard to product sales. The Company’s previous policy stated that revenue is recognized upon shipment of goods to customers. Essentially, the new policy recognizes that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered, regardless of whether or not legal title has transferred. These new policies are consistent with the guidance contained in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which became effective in the fourth quarter of 2000. The effect of this change in revenue recognition policy, as of January 1, 2000, has been reported as the cumulative effect of an accounting change in the first quarter of 2000. Previously reported 2000 quarters have been restated to reflect the change. This change did not have a significant effect on 2000 results.

Note 17 — Commitments and Contingencies

      In May of 2002, the Company recorded a $6.4 million net litigation benefit. This consisted of a $7.4 million litigation benefit from Quantum Corporation (Quantum) and Hitachi Maxell, Ltd. (Maxell) legal settlements, net of associated legal expenses, and a $1.0 million charge for an unrelated litigation matter related to optical disk royalties in Spain. Each of these matters is discussed in more detail below.

      The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2002, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results depending upon the final resolution in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2002 would not be material to the Company’s financial position.

      On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 3). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief. In 2002, the parties continued to litigate the scope of document production and discovery, and depositions began in the third quarter of 2002.

      On February 24, 2003, the Company was served with the reports of Jazz Photo’s testifying expert witnesses in the case (the Jazz Photo Reports). In the opinion of Jazz Photo’s experts as set forth in the Jazz Photo Reports, the alleged damages to Jazz Photo were caused by a combination of heat, moisture, and fumes from packaging materials supplied by Jazz Photo. The Jazz Photo Reports do not contain any opinions that the alleged damages to Jazz Photo were caused by any error by the Company in the manufacture of the film or by damage to the film during shipment to Jazz Photo. The primary opinion set forth in the Jazz Photo Reports is that the film was not fit for Jazz Photo’s particular use or purpose (use in reloaded single use cameras) because the film design made it more vulnerable to a combination of heat, moisture, and chemical fumes than other film products. The Jazz Photo Reports further conclude that the Company should have known that use in reloaded cameras would expose the film to the damaging combination of heat, moisture, and chemical fumes. The Company vigorously disputes this theory of liability and believes that it has meritorious defenses. The Jazz Photo Reports claim alleged out-of-pocket damages of approximately $13 million, lost profits through 2002 of approximately $41 million, and lost future profits of approximately $32 million. The Company vigorously disputes the amount of the out-of-pocket damages claim and vigorously disputes that Jazz Photo has suffered any lost profits as a result of any action by the Company. Any claim for treble damages by Jazz Photo would have to be based on a violation of the New Jersey Racketeer Influenced and Corrupt Organizations Act or the New Jersey Consumer Fraud Act. The Jazz Photo Reports contain no allegation of damages related to additional purchases of film by Jazz Photo in 1999 on which Jazz Photo’s claims under these Acts are based.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is vigorously defending the action. It is expected that fact discovery will conclude and expert depositions will occur in the spring of 2003. The Company expects to serve its expert reports at the end of April 2003. A pre-trial conference has been scheduled in September 2003.

      The St. Paul Fire and Marine Insurance Co. (St. Paul) has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by Cigna and AIG. The dispute regarding coverage under the St. Paul and Cigna policies has been stayed pending resolution of the Jazz Photo litigation.

      On October 1, 2001, the Company filed a lawsuit in the Federal District Court in St. Paul, Minnesota, charging Quantum with violations of Sections 1 and 2 of the Sherman Antitrust Act, including price fixing and conspiracy to monopolize the production and sale of data storage tape compatible with Quantum’s digital linear tape (DLT) tape drives. The Company amended the complaint to include Maxell as an additional defendant and to add Quantum’s attempt to monopolize the production and sale of data storage tape compatible with Quantum’s S-DLT tape drives. The lawsuit specifically charged that Quantum had fixed prices on DLT-compatible tape, invited Imation to join an illegal tape cartel, inappropriately extended patents on licensed DLT tape drives to tape media as a way to enforce its monopoly hold on the tape market, and misrepresented DLT-compatible tape as an open standard with competitive pricing. The complaint sought an injunction barring Quantum from further violations of antitrust law in this market and recovery of damages of at least $150 million.

      On October 3, 2001, Quantum Corporation filed a lawsuit in the Superior State Court in California in Santa Clara County seeking to prohibit Imation from selling its digital linear tape for use on Quantum DLT tape drives. The lawsuit accused Imation of misappropriation of trade secrets, deceptive and misleading advertising, and unfair business practices. Quantum also filed a motion for a preliminary injunction to block Imation from selling Black Watch™ Digital Linear Tape IV cartridges. The court issued a preliminary injunction that allowed the Company to sell its Black Watch Digital Linear Tape IV cartridges but required that the Company pay Quantum a 30 percent royalty on those revenues (as set forth in the license agreement between the parties) during the interim until the claims were resolved.

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

      The Company is a defendant in a lawsuit filed in Court of First Instance Num. 5 in Madrid by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999. Presently, there is an agreed upon levy that is assessed on all CDR-Audio discs sold but no agreement has been reached regarding CDR-Data discs. The Spanish collecting society has sued the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio disc sales should also apply to CDR-Data disc sales. A judgement was rendered by a Court of First Instance in Madrid on November 28, 2002 which requires the Company’s affiliate, Imation Iberia S.A., to provide an accounting of CDR-Data discs that were sold in 1998 and 1999 which may be subject to CDR levies. The Company has appealed this judgement and continues to defend the action vigorously.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Subsequent Events

      On February 25, 2003, the Company entered into a series of agreements with Moser Baer India Ltd. (Moser Baer), including the formation of a global joint venture company, Global Data Media, intended to sell high-capacity removable optical storage media in all geographic regions and market segments. In addition to the joint venture, the companies entered into an agreement to allow for the development and sharing of technical knowledge about optical storage formats and manufacturing best practices, and a supply agreement that establishes Moser Baer as a significant source for the Company’s optical media products. The companies will jointly invest a combined total of approximately $10 million in the establishment of Global Data Media.

      Under the terms of the agreement, the Company will hold a 51 percent interest and Moser Baer will hold a 49 percent interest in the new entity. As the controlling shareholder, the Company will consolidate the results of the joint venture, which is expected to launch in the first half of 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)

	(In millions, except per share amounts)
2002
Net revenues	$270.6	$261.4	$263.8	$270.9	$1,066.7
Gross profit	78.5	78.6	85.2	85.5	327.8
Operating income	22.5	30.3	27.5	30.4	110.7
Income from continuing operations	15.7	20.1	16.4	21.0	73.2
Discontinued operations	1.1	1.4	2.1	(2.7)	1.9
Net income	16.8	21.5	18.5	18.3	75.1
Earning per common share, continuing operations:
Basic	$0.45	$0.58	$0.47	$0.60	$2.09
Diluted	0.45	0.57	0.46	0.58	2.05
Earnings (loss) per common share, discontinued operations:
Basic	$0.03	$0.04	$0.06	$(0.08)	$0.06
Diluted	0.03	0.04	0.06	(0.07)	0.06
Earnings per common share, net income:
Basic	$0.48	$0.62	$0.53	$0.52	$2.15
Diluted	0.48	0.61	0.52	0.51	2.11
2001
Net revenues	$284.6	$269.3	$265.6	$299.8	$1,119.3
Gross profit	84.0	83.1	81.8	86.5	335.4
Operating income (loss)	4.5	11.6	11.7	(32.6)	(4.8)
Income (loss) from continuing operations	3.9	9.1	9.1	(22.9)	(0.8)
Discontinued operations	1.0	0.8	1.0	(3.7)	(0.9)
Net income (loss)	4.9	9.9	10.1	(26.6)	(1.7)
Earnings (loss) per common share, continuing operations:
Basic	$0.11	$0.26	$0.26	$(0.65)	$(0.02)
Diluted	0.11	0.26	0.26	(0.65)	(0.02)
Earnings (loss) per common share, discontinued operations:
Basic	$0.03	$0.02	$0.03	$(0.11)	$(0.03)
Diluted	0.03	0.02	0.03	(0.11)	(0.03)
Earnings (loss) per common share, net income:
Basic	$0.14	$0.28	$0.29	$(0.76)	$(0.05)
Diluted	0.14	0.28	0.29	(0.76)	(0.05)

(1)	For the total year 2002, the sum of the quarterly earnings per share does not equal the annual earnings per share due to changes in average shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

      Except where otherwise noted, the information required by Items 10 through 13 is incorporated by reference from the Company’s definitive proxy statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. The Company will file its definitive proxy statement pursuant to Regulation 14A by April 30, 2003.

Item 10.	Directors and Executive Officers of the Registrant.

      Board of Directors of the Company

      Michael S. Fields, Chairman and CEO, The Fields Group (a management consulting firm)

      Linda W. Hart, Vice Chairman and Chief Executive Officer, Hart Group, Inc. (a diversified group of companies primarily involved in residential and commercial building materials)

      Ronald T. LeMay, President and Chief Operating Officer Sprint Corporation (a telecommunications company)

      Marvin L. Mann, Chairman Emeritus, Lexmark International (a supplier of network and personal printers and information processing supplies)

      L. White Matthews, III, Retired Executive Vice President and Chief Financial Officer, Ecolab, Inc. (developer and marketer of cleaning, sanitizing, pest elimination, maintenance and repair products and services for the hospitality, institutional and industrial markets), and Former Chief Financial Officer and Executive Vice President of Union Pacific Corporation (a company involved primarily in rail transportation and trucking)

      William T. Monahan, Chairman, President and Chief Executive Officer, Imation Corp.

      Glen A. Taylor, Chairman, Taylor Corporation (a holding company in the commercial printing area)

      Daryl J. White, Former President and Chief Financial Officer, Legerity, Inc. (a supplier of data and voice communications integrated circuitry), and Former Senior Vice President of Finance and Chief Financial Officer, Compaq Computer Corporation (a computer equipment manufacturer).

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

      Based on an evaluation of the disclosure controls and procedures conducted within 90 days of filing this annual report, the Chairman of the Board and Chief Executive Officer, William T. Monahan, and the Senior Vice President, Chief Financial Officer and Chief Administrative Officer, Robert L. Edwards, have concluded that the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective.

(b)	Changes in Internal Controls

      There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation thereof.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Documents filed as Part of this Report

1.	Financial Statements

      The following Report of Independent Accountants and consolidated financial statements of the Company are contained in Part II of this Report:

2.	Financial Statement Schedules

      All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits

      The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement dated as of October 17, 2001 between Imation and Kodak Polychrome Graphics (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K Current Report dated January 15, 2002)
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
4.1	Rights Agreement, dated as of June 18, 1996 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)
4.2	Amendment No. 1 to the Rights Agreement dated as of January 12, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K Current Report dated February 8, 1999)
4.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)

Exhibit
Number	Description of Exhibit

4.4	Loan and Security Agreement dated as of December 31, 1998 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bankamerica Business Credit, Inc. as Agent and Collateral Agent, and BankBoston, N.A. and NBD Bank as Syndication Agents and Co-Agents (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K Current Report dated February 8, 1999)
4.5	Amendment to Loan and Security Agreement dated as of November 15, 2001 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bank of America N.A. as Agent and Collateral Agent, and Fleet Capital Corp. and Bank One N.A. as Syndication Agents and Co-Agents (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.6	Amendment to Loan and Security Agreement dated as of December 21, 2001 by and among the Company and Imation Enterprises Corp., the Lenders named therein, Bank of America N.A. as Agent and Collateral Agent, and Fleet Capital Corp. and Bank One N.A. as Syndication Agents and Co-Agents (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.1*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)
10.2*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.3*	Imation 1996 Directors Stock Compensation Program, as Amended (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.4*	Imation 1998 Success Sharing Program (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for year ended December 31, 1997)
10.5*	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.6*	Employment Agreement dated as of April 1, 1998, between Robert L. Edwards and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 1998).
10.7*	Form of amended severance agreement between the Company and its executive officers other than William T. Monahan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2001)
10.8*	Summary of transaction bonus agreements between the Company and certain executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2001)
10.9*	Imation 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.12 of the Company’s 10-K for the fiscal year ended December 31, 2001)
10.10*	1996 Directors Stock Compensation Program, as amended May 8, 2002. (incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended June 30, 2002)
10.11*	Severance Agreement dated August 7, 2002 between the Company and William T. Monahan, replacing the Employment Agreement dated as of July 1, 1996 which was included as exhibit 10.7 in the Company’s Registration Statement on Form 10 (No. 1-14310) (incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended September 30, 2002)
10.12*	Retirement Agreement dated November 7, 2002 between the Company and David H. Wenck
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Accountants
24.1	Power of Attorney

Exhibit
Number	Description of Exhibit

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMATION CORP.

By:	/s/ WILLIAM T. MONAHAN

William T. Monahan
Chairman, President and
Chief Executive Officer

Date: March 14, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ WILLIAM T. MONAHAN William T. Monahan		Chairman, President, Chief Executive Officer and Director	March 14, 2003

/s/ ROBERT L. EDWARDS Robert L. Edwards		Sr. Vice President, Chief Financial Officer and Chief Administrative Officer	March 14, 2003

/s/ PAUL R. ZELLER Paul R. Zeller		Vice President, Corporate Controller	March 14, 2003

* Michael S. Fields		Director	March 14, 2003

* Linda W. Hart		Director	March 14, 2003

* Ronald T. LeMay		Director	March 14, 2003

* Marvin L. Mann		Director	March 14, 2003

* L. White Matthews, III		Director	March 14, 2003

* Glen A. Taylor		Director	March 14, 2003

* Daryl J. White		Director	March 14, 2003

*By:	/s/ JOHN L. SULLIVAN John L. Sullivan Attorney-in-fact

Certifications

      I, William T. Monahan, certify that:

      1. I have reviewed this annual report on Form 10-K of Imation Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ WILLIAM T. MONAHAN

William T. Monahan
Chairman and Chief Executive Officer

      I, Robert L. Edwards, certify that:

      1. I have reviewed this annual report on Form 10-K of Imation Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ ROBERT L. EDWARDS

Robert L. Edwards
Senior Vice President,
Chief Financial Officer and
Chief Administrative Officer