Form 10-Q
period 2003-03-31
IMATION CORP
filed 2003-05-09
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

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
Yes ☒. No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒. No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,643,016 shares of Common Stock, par value $0.01 per share, were outstanding at May 2, 2003.

IMATION CORP.

INDEX

		PAGE(S)

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	3
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6-14
	Report of Independent Accountants	15
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	24-25
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	26
SIGNATURE		27
CERTIFICATIONS		28-31
EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2003	2002

Net revenues	$273.3	$270.6
Cost of goods sold	186.2	192.1

Gross profit	87.1	78.5

Operating expenses:
Selling, general and administrative	41.4	44.7
Research and development	12.9	11.3

Total	54.3	56.0

Operating income	32.8	22.5

Other (income) and expense:
Interest income	(1.8)	(1.9)
Interest expense	0.3	0.3
Other, net	0.7	0.1

Total	(0.8)	(1.5)

Income from continuing operations before taxes	33.6	24.0
Income tax provision	12.1	8.3

Income from continuing operations	21.5	15.7
Income from discontinued operations, net of taxes	—	1.1

Net income	$21.5	$16.8

Basic earnings per common share
Continuing operations	$0.61	$0.45
Discontinued operations	—	$0.03

Net income	$0.61	$0.48

Diluted earnings per common share
Continuing operations	$0.59	$0.45
Discontinued operations	—	$0.03

Net income	$0.59	$0.48

Weighted average basic shares outstanding	35.4	35.0

Weighted average diluted shares outstanding	36.4	35.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and equivalents	$480.1	$474.7
Accounts receivable — net	142.2	138.1
Inventories	138.5	139.0
Other current assets	84.7	90.4

Total current assets	845.5	842.2

Property, plant and equipment — net	186.2	181.5
Other assets	95.5	96.2

Total assets	$1,127.2	$1,119.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96.4	$96.2
Accrued payroll	16.0	28.0
Short-term debt	4.9	4.5
Other current liabilities	173.7	181.3

Total current liabilities	291.0	310.0

Other liabilities	69.2	71.4

Shareholders’ equity	767.0	738.5

Total liabilities and shareholders’ equity	$1,127.2	$1,119.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$21.5	$16.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.3	9.4
Deferred income taxes	6.2	9.9

Accounts receivable	(2.4)	(12.4)
Inventories	1.6	5.8
Other current assets	3.7	(4.1)
Accounts payable	(0.4)	19.1
Accrued payroll and other current liabilities	(21.0)	(38.0)

Working capital changes	(18.5)	(29.6)

Other	0.3	3.7

Net cash provided by operating activities	18.8	10.2
Cash Flows from Investing Activities:
Capital expenditures	(14.1)	(10.7)
Other	(4.7)	(0.3)

Net cash used in investing activities	(18.8)	(11.0)
Cash Flows from Financing Activities:
Net change in short-term debt	0.4	(1.2)
Purchases of treasury stock	—	(9.0)
Exercise of stock options and other	2.9	1.5
Decrease in unearned ESOP shares	1.0	1.7

Net cash provided by (used in) financing activities	4.3	(7.0)

Effect of exchange rate changes on cash	1.1	(1.9)

Net change in cash and equivalents	5.4	(9.7)
Cash and equivalents — beginning of period	474.7	389.8

Cash and equivalents — end of period	$480.1	$380.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

	Three Months Ended
	March 31,

(In millions)	2003	2002

Weighted average shares outstanding	35.5	35.3
Weighted average ESOP shares not yet allocated	(0.1)	(0.3)

Weighted average basic shares outstanding	35.4	35.0
Dilutive effect of employee stock options	1.0	0.2

Weighted average diluted shares outstanding	36.4	35.2

As of March 31, 2003 and 2002, certain options to purchase approximately 7,500 shares and 2.4 million shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions, unaudited)

	March 31,	December 31,
	2003	2002

Accounts Receivable
Accounts receivable	$158.0	$154.5
Less allowances	(15.8)	(16.4)

Accounts receivable, net	$142.2	$138.1

Inventories
Finished goods	$95.5	$91.5
Work in process	17.2	18.9
Raw materials and supplies	25.8	28.6

Total inventories	$138.5	$139.0

Other Current Assets
Deferred income taxes	$24.4	$27.9
Restricted cash	10.0	11.1
Other	50.3	51.4

Total other current assets	$84.7	$90.4

Property, Plant and Equipment
Property, plant and equipment	$723.9	$717.3
Less accumulated depreciation	(537.7)	(535.8)

Property, plant and equipment — net	$186.2	$181.5

Other Assets
Deferred income taxes	$62.1	$64.8
Capitalized software	7.8	8.8
Other	25.6	22.6

Total other assets	$95.5	$96.2

Other Current Liabilities
Employee separation costs	$3.4	$5.1
Rebates	31.1	35.8
Income taxes	29.6	26.5
Other accruals and various liabilities	109.6	113.9

Total other current liabilities	$173.7	$181.3

Other Liabilities
Pension	$46.7	$46.2
Other	22.5	25.2

Total other liabilities	$69.2	$71.4

4. LITIGATION, COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes. Also, see information on claims related to divestitures in Note 6 to the Consolidated Financial Statements.

5. RESTRUCTURING

In the third quarter of 2002, the Company recorded $1.8 million of restructuring charges to realign the Storage Professional Services organization within the Company’s Data Storage and Information Management business segment. The charges included asset impairments, exit costs, and $0.4 million for employee separation programs related to a headcount reduction of approximately 15 employees. As of March 31, 2003, the Company has made $0.5 million in cumulative cash payments related to this program, including $0.2 million in the first quarter of 2003. No employees left the Company in the first quarter of 2003 under this program. This program is expected to be substantially completed in 2003.

In 2001, the Company recorded $48.0 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses, and rationalize its data storage manufacturing. The charges include $25.0 million for employee separation programs related to a headcount reduction of approximately 430 employees related to continuing operations, of which approximately 45 percent relate to administrative structure, 50 percent relate to the non-data storage businesses and the remainder relate to the data storage business. The Company also recorded a $0.6 million special charge reflecting inventory write-downs in cost of goods sold. As of March 31, 2003, the Company has made $23.8 million in cumulative cash payments related to this program, including $2.4 million in the first quarter of 2003. Five employees left the Company in the first quarter of 2003 under this program.

The majority of the remaining severance payments at March 31, 2003, related mainly to employees located outside the U.S., and other payments associated with this restructuring program, is expected to be completed in 2003. Since the inception of this restructuring program through March 31, 2003, the Company has reduced its headcount related to continuing operations by approximately 420, which includes both voluntary and involuntary employee reductions.

The following tables summarize the activity related to the 2002 and 2001 restructuring programs, adjusted to exclude those activities specifically related to discontinued operations:

				Balance as of
	Program	Cumulative	Net	March 31,
(In millions)	Amounts	Usage	Adjustments	2003

Severance	$25.4	$(18.0)	$(4.0)	$3.4
Asset impairments	18.3	(18.3)		—
Other	6.1	(3.6)	(0.1)	2.4

Total	$49.8	$(39.9)	$(4.1)	$5.8

			Balance as of
	Program	Cumulative	March 31,
(Approximate Headcount)	Amounts	Reductions and Adjustments	2003

Headcount	445	430	15

6. DIVESTITURES

On August 30, 2002, the Company consummated the sale of its North America Digital Solutions and Services (DSS) business to DecisionOne Corporation. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. See the Company’s 2002 Annual Report on Form 10-K for additional details regarding this transaction.

The results of discontinued operations for the three-month period ended March 31, 2002 were as follows (in millions):

Net revenues	$13.1
Income before taxes	1.8
Income tax provision	0.7

Income from discontinued operations, net of taxes	$1.1

Basic earnings per common share	$0.03
Diluted earnings per common share	$0.03

Also in the third quarter of 2002, the Company completed the process of closing or selling the DSS business outside of North America as part of the Company’s 2001 restructuring program. The divestitures outside of North America had no material impact on cash flows or net income after consideration of costs accrued for in the Company’s 2001 restructuring program. The results for DSS outside of North America are included in continuing operations for 2002.

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

7.     COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consists of the following:

			Minimum	Accumulated
	Cumulative	Cash	Pension	Other
	Translation	Flow	Liability	Comprehensive
(In millions)	Adjustment	Hedging	Adjustment	(Loss) Income

Balance, December 31, 2002	$(87.3)	$(0.3)	$(19.3)	$(106.9)
First quarter 2003 change	2.8	(0.8)	—	2.0

Balance, March 31, 2003	$(84.5)	$(1.1)	$(19.3)	$(104.9)

Comprehensive income for the three months ended March 31, 2003 and 2002 consists of the following:

	Three Months Ended
	March 31,

(In millions)	2003	2002

Net income	$21.5	$16.8
Changes in cumulative translation adjustments	2.8	(1.4)
Cash flow hedging — net	(0.8)	(0.1)

Comprehensive income	$23.5	$15.3

8. BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media and services for use in the mobile and desktop, network and enterprise data center markets; Specialty Paper, which includes carbonless paper, such as multi-part business forms, and videodisc replication (videodisc replication was closed at the end of the first quarter of 2002 — see footnote 1 to the table below); and Digital Solutions and Services (DSS), which provided technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation (all businesses within the DSS segment were sold or closed prior to September 30, 2002 — see footnote 2 to the table below).

				Digital
Business		Data		Solutions
Segment		Storage and		and	Corporate,
Information	First	Information	Specialty	Services	Other and	Total
(In millions)	Quarter	Management	Paper(1)	(2)	Unallocated	Company

Net revenues	2003	$260.0	$13.3	$—	$—	$273.3
	2002	252.2	13.6	4.8	—	270.6

Operating	2003	$31.4	$1.9	$—	$(0.5)	$32.8
income(loss)	2002	22.2	2.2	(1.8)	(0.1)	22.5

(1)	The three month period ended March 31, 2002, includes net revenues of $1.6 million and operating income of $0.6 million for the videodisc replication business, which was closed at the end of the first quarter of 2002.

(2)	In the third quarter of 2002, the Company sold its North America DSS business and reclassified it to discontinued operations, as discussed in Note 6. Also in the third quarter of 2002, the Company completed the process of exiting the DSS businesses outside of North America as part of the Company’s 2001 restructuring program. Amounts in this table represent net revenues and operating income (loss) of the DSS businesses outside of North America, which have not been reclassified as a discontinued operation.

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2002.

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

Beginning January 1, 2001, substantially all of the Company’s intercompany sales to Europe are denominated in Euros. The Company purchased options as hedges of a portion of the anticipated annual sales that qualify as cash-flow hedges. As of March 31, 2003, these option contracts range in duration from one to nine months and totaled $62.3 million. Hedge costs, representing the premium paid on expired options net of hedge gains, of $0.2 million were reclassified into operations for the quarter ended March 31, 2003. Amounts reclassified into operations for the quarter ended March 31, 2002 totaled $0.4 million.

As of March 31, 2003, the fair value of the Company’s foreign currency forward and option contracts outstanding was negative $1.0 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies. Of these forward and option contracts outstanding, certain of these qualify as cash flow hedges as described above. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of March 31, 2003 was $1.1 million, net of tax, all of which is expected to reverse in 2003.

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

10. STOCK-BASED COMPENSATION

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans as all options granted have had no intrinsic value at the time of grant. The table below illustrates the effect on net income and earnings per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for additional information regarding Employee Stock Plans.

(In millions, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$21.5	$16.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.0)	(1.5)

Pro forma net income	$20.5	$15.3

Earnings per share:
Basic — as reported	$0.61	$0.48
Basic — pro forma	$0.58	$0.44

Diluted — as reported	$0.59	$0.48
Diluted — pro forma	$0.56	$0.43

11. NEW ACCOUNTING PRONOUNCEMENTS

In 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and applies only to those activities initiated on or after the date of adoption. The impact of adopting this accounting standard on January 1, 2003, was not material.

Also in 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The impact of adopting the recognition provision of FIN 45 on January 1, 2003, was not material.

12. SUBSEQUENT EVENTS

On May 8, 2003, the Company announced that its Board of Directors initiated a dividend policy and declared the Company’s initial regular quarterly cash dividend of $0.08 per share, payable June 27, 2003, to shareholders of record at the close of business on June 16, 2003. Any future dividends are at the discretion of and subject to the approval of Imation’s board of directors.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of March 31, 2003 and the related consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated January 28, 2003, except for Note 18, as to which the date is February 25, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
April 22, 2003, except for Note 12, as to which the date is May 8, 2003

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

On August 30, 2002, the Company consummated the sale of its North America Digital Solutions and Services business to DecisionOne Corporation. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Management’s discussion and analysis of financial condition and results of operations focuses on the Company’s continuing operations.

International Overview

The Company has a market presence in more than 60 countries and sells products on a local currency basis through a variety of distribution channels. In the most recent quarter, 54 percent of revenues came from outside the U.S. While the Company sources some finished goods, primarily optical products, from outside the U.S., the majority of the Company’s revenues are from products produced in its own manufacturing facilities, all of which are located in the U.S.

As a consequence, comparisons of revenues and income from outside the U.S. are subject to fluctuations due to the impact of translating results at differing exchange rates in different periods. While it is possible to calculate the impact from translating local currency results at differing exchange rates, it is more difficult to determine the impact of other currency related factors, such as local currency price adjustments, which tend to mitigate the translation impact. In addition, currency exchange rates can have a significant impact on demand from the Company’s distributors and end user customers around the world.

In order to operate effectively on a global basis as a U.S.-based manufacturer, the Company has implemented a relatively low cost sales and marketing structure outside the U.S. In addition, the Company maintains a foreign currency exposure policy to manage risks associated with exchange rate volatility (see Note 9 of Consolidated Financial Statements).

Results of Operations

Comparison of Three Months Ended March 31, 2003 and 2002

Net revenues of $273.3 million increased 1.0 percent from last year’s revenues of $270.6 million. Excluding the $6.4 million in revenues in 2002 from businesses that were subsequently exited (see Note 8 to the Consolidated Financial Statements), net revenues increased 3.4 percent, driven by revenue growth in the Company’s Data Storage and Information Management segment (DS&IM). For the quarter, U.S. revenues totaled $126.8 million, or 46 percent, compared with $140.0 million, or 52 percent, from a year ago. Non-U.S. revenue totaled $146.5 million, or 54 percent, compared with $130.6 million, or 48 percent, from a year ago.

DS&IM first quarter revenues increased $7.8 million, or 3.1 percent, to $260.0 million from $252.2 million a year ago. Net revenues for the first quarter of 2002 benefited from a higher than typical backlog in DS&IM as the Company exited 2001. The revenue increase in first quarter 2003 was driven by volume increases of approximately seven percent and the effect of a positive currency exchange rate translation comparison of approximately five percent. The volume and currency translation benefits were partially offset by price declines of approximately nine percent. As noted above, pricing changes can be made in part due to changes in foreign currency exchange rates. For the period, revenue grew in local currency terms across all international regions, which offset a decline in U.S. revenue. The decline in U.S. revenue was driven by tight supplies of certain high demand outsourced optical products as well as slowing demand for certain personal storage media products within the consumer retail channels. For the period, worldwide revenue growth was attributable to business-to-business tape products, especially in Ultrium, 9840 and 9940 tape cartridges, as well as optical discs.

Specialty Paper revenues were $13.3 million in first quarter 2003 as compared with $13.6 million in first quarter 2002. Specialty Paper includes carbonless paper, such as multi-part business forms. Segment revenues for 2002 included $1.6 million for videodisc replication, which was closed at the end of the first quarter of 2002. Excluding the videodisc replication revenue, Specialty Paper revenue increased 10.8 percent for the quarter. This growth was driven by increases in contract manufacturing and private label sales as well as Imation branded xerographic sales.

Gross profit in first quarter 2003 was $87.1 million or 31.9 percent of revenues, compared to $78.5 million, or 29.0 percent of revenues in the year earlier quarter. The increase of 2.9 percentage points was primarily due to positive currency exchange rate benefits and a more favorable product mix.

Selling, general and administrative (SG&A) expenses in first quarter of 2003 were $41.4 million, or 15.2 percent of revenues, compared to $44.7 million, or 16.5 percent of revenues, in the year earlier quarter. The quarter over quarter 1.3 percentage point decrease in SG&A as a percent of revenues was driven by both strong cost controls over general and administrative spending as well as reduced selling expenses. These benefits were achieved in spite of upward pressure on reported SG&A expenses in certain non-U.S. locations due to the negative impact of foreign currency exchange rate translation comparisons.

Research and development costs were $12.9 million, or 4.7 percent of revenues, as compared to $11.3 million, or 4.2 percent of revenues for the prior year quarter.

Operating income in the first quarter of 2003 was $32.8 million, or 12.0 percent of revenues, compared with operating income of $22.5 million, or 8.3 percent of revenues, for the same period last year. The quarter over quarter increase in operating income is due to the factors discussed above.

Other income for the first quarter of 2003 was $0.8 million, comprised of $1.8 million in interest income, and $1.0 million of other expenses. This compares with other income of $1.5 million a year ago.

The tax rate for the first quarter of 2003 was approximately 36 percent. The Company’s 2002 full-year tax rate was approximately 35 percent from all operations. The higher 2003 rate is driven primarily by a higher proportion of profits earned domestically.

Net income in the first quarter of 2003 was $21.5 million, or $0.61 per basic share and $0.59 per diluted share, compared with income from continuing operations of $15.7 million, or $0.45 per basic and diluted share, in the first quarter of 2002. The increase of $0.16 per basic share and $0.14 per diluted share resulted from the factors noted above.

Financial Position

Accounts receivable days sales outstanding, calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable balance, was 43 days as of March 31, 2003, the same as December 31, 2002. Days of inventory supply, calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months expressed in days, was 71 days as of March 31, 2003 compared to 70 days as of December 31, 2002.

Total current assets, other assets and other liabilities remained relatively flat for the quarter while total current liabilities declined $19.0 million, primarily due to payments related to employee incentive compensation, reductions in rebate accruals, which reflect the seasonal nature of when payments are made for the Company’s rebate programs, and payments made related to restructuring programs as discussed in Note 5 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For further discussion, see the “Critical Accounting Policies and Estimates” section in Item 7 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Liquidity and Capital Resources

Cash provided by operating activities was $18.8 million in the first three months of 2003. The major driver was net income as adjusted for non-cash items of $37.0 million, offset by working capital usages of $18.5 million. Net income as adjusted for significant non-cash items includes net income of $21.5 million, adjusted for depreciation and amortization of $9.3 million and deferred income taxes of $6.2 million. The working capital usages in 2003 were primarily for payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million as well as payments related to restructuring programs of $2.6 million.

For the first three months of 2002, cash provided by operating activities was $10.2 million. This consisted of $36.1 million of net income as adjusted for non-cash items and $3.7 million provided from other sources, offset by working capital usages of $29.6 million. Net income as adjusted for significant non-cash items includes net income of $16.8 million adjusted for deprecation and amortization of $9.4 million and deferred income taxes of $9.9 million. Cash usages in 2002 related to working capital increases were driven by a variety of factors, including, increases in accounts receivable of $12.4 million related to revenue growth, payments for broad-based employee incentive compensation plans related to full year 2001 performance of $13.8 million, income tax payments of $7.1 million, payments related to restructuring programs of $5.4 million, and payments related to divested businesses of $3.4 million. These cash usages were offset by a cash inflow of $19.1 million due to an increase in accounts payable.

Cash used by investing activities was $18.8 million in the first three months of 2003 and $11.0 million in the first three months of 2002. Investing activities primarily relate to capital spending for both periods.

The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory, and manufacturing machinery and equipment, not to exceed $100 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company’s interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.5 percent and 1.25 to two percent, respectively. Letter of credit fees are equal to the LIBOR range from zero to 0.5 percent and 1.25 to two percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth of $450 million and borrowing base availability of $20 million, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. Borrowing availability as of March 31, 2003 was $61.9 million under the Company’s existing Loan Agreement. No borrowings were outstanding under the Loan Agreement and the Company was in compliance with the covenants under the Loan Agreement as of March 31, 2003. The Loan Agreement expires December 31, 2003. The Company does not have any long term debt.

In addition, certain international subsidiaries have arranged borrowings locally outside of the agreement discussed above. As of March 31, 2003, $4.9 million of short-term borrowings were outstanding under such arrangements. As of March 31, 2003, the Company’s ratio of debt to total capital, calculated by dividing total debt (long term plus short term) by total shareholder’s equity and total debt, was 0.6 percent, unchanged from December 31, 2002.

The Company’s Board of Directors has authorized the repurchase of up to 10 million shares of the Company’s common stock. The Company did not repurchase any shares during the first three months of 2003. As of March 31, 2003, the Company had repurchased 7.2 million shares under this authorization and held, in total, 7.3 million shares of treasury stock acquired at an average price of $22.33 per share.

In 2002, the Company’s Board of Directors authorized an additional $49.0 million in capital expenditures to develop advanced media coating capabilities in the Company’s Weatherford, Oklahoma facility, expected to be completed in 2004. While the capital expenditures started in the fourth quarter of 2002 and continued in the first quarter of 2003, most of the expenditures are expected to occur in the balance of 2003. The 2003 portion of the investment is reflected in the Company’s outlook for 2003 capital spending.

Due to the impacts of financial market performance on plan assets as well as lower interest rates in 2002, the Company ended 2002 with an aggregate unfunded status of its defined benefit pension plans of $47.6 million, representing an excess of projected benefit obligations over plan assets. Based on the relationship of the unfunded accumulated benefit obligations to amounts accrued in the financial statements, the applicable accounting rules required the recording of a minimum pension liability adjustment. As a result, the Company increased its minimum pension liability adjustment in 2002, which reduced shareholder’s equity by $13 million net of tax. Although not specifically required by statute, the Company estimates contributions will approximate $34 million to fund its pension plans in 2003, depending on asset performance and interest rates. In the first quarter of 2003, the Company made $3.0 million in pension contributions. The Company estimates its pension contribution required by statute for 2003 to be approximately $8.2 million.

On May 8, 2003, the Company announced that its Board of Directors initiated a dividend policy and declared the Company's initial regular quarterly cash dividend of $0.08 per share, payable June 27, 2003, to shareholders of record at the close of business on June 16, 2003. Any future dividends are at the discretion of and subject to the approval of Imation's board of directors.

The Company’s liquidity needs for 2003 include: capital expenditures targeted to be up to $80 million; pension funding expected to approximate $34 million for the year; tax payments of approximately $31 million; lease payments of approximately $12.5 million; payments related to restructuring of approximately $5.8 million; funding for the Global Data Media joint venture with Moser Baer India Ltd. of approximately $5 million; payoff of short-term debt of $4.9 million; and any amounts associated with dividend payments and the repurchase of common stock under the authorizations discussed above. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company. Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including the use of special purpose entities, nor does it have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

Forward-Looking Statements

The following statements are based on the Company’s best estimate of all known factors, including the impacts of foreign currency fluctuations and the series of agreements with Moser Baer India Ltd. announced in February 2003. These forward looking statements are subject to the risks and uncertainties outlined below.

•	Data Storage and Information Management segment revenue is estimated to range between $1,050 million and $1,100 million in 2003 representing approximately between five and ten percent growth, respectively, with the strongest growth coming primarily in the second half of the year;

•	Gross margin is estimated to be in the range of 30 to 32 percent of revenues;

•	Research and Development spending is targeted to be approximately five percent of revenues;

•	Selling, General and Administrative spending is targeted to be in the range of 16 to 16.5 percent of revenues;

•	Full year 2003 operating income is expected to range between $110 million and $115 million. Previously, earnings had been estimated to range between $108 million and $110 million;

•	Primarily due to the slightly higher tax rate estimated for 2003, earnings per share is estimated to grow somewhat less than the comparable operating income growth achieved for the year;

•	Tax rate is estimated to be 36 percent;

•	Capital spending is targeted to be as much as $80 million;

•	Depreciation and amortization is estimated to be approximately $40 to $45 million.

Certain information contained in this report which does not relate to historical financial information, including the 2003 Outlook, may be deemed to constitute forward-looking statements. The words or phrases “is targeted to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected.

The Company wishes to caution investors not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are continuing uncertainty in global economic and political conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to implement its restructuring programs for the estimated costs on a timely basis and to achieve the projected benefits, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, the ability of the Company to secure adequate supply of certain high demand products, the ready availability and price of raw materials and energy, the market acceptance of newly introduced offerings, the rate of decline for certain existing products, as well as various factors set forth under the caption “Risk Factors” in Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2002, and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the paragraph noted below, there has been no material change since the Company’s Form 10-K for the fiscal year ended December 31, 2002. For further information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Also, see information on derivatives and hedging activities in Note 9 to the Consolidated Financial Statements of this Form 10-Q.

As of March 31, 2003, the Company had $218.5 million notional amount of foreign currency forward and option contracts of which $128.6 million hedged recorded balance sheet exposures. This compares to $190.1 million notional amount of foreign currency forward and option contracts as of December 31, 2002, of which $79.2 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in year-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of March 31, 2003 by $10.5 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2003, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of March 31, 2003 would not be material to the Company’s financial position.

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

The Company is vigorously defending the action. Factual discovery is nearly complete. On May 6, 2003, the Company served reports of testifying expert witnesses, who conclude that HP 400 film was appropriately designed and manufactured and was fit for use in single use cameras, including reloaded single use cameras. The Company’s experts agree that the damage to the film was caused by a combination of chemical fumes, excess moisture, and excess heat occurring after the film was delivered to Jazz Photo. They conclude that Jazz Photo was responsible for the damage because it failed to put in place a quality control system consistent with industry norms and failed to comply with manufacturer instructions and industry standards concerning protecting film from heat, humidity, and chemical fumes. Also on May 6, 2003, the Company served the report of a financial expert who concludes that the plaintiff’s financial analysis is fundamentally flawed. A court-ordered mediation is scheduled for July 15, 2003. Expert depositions will occur in July and August. A pre-trial conference has been scheduled for September 10, 2003.

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

The Company is a defendant in a lawsuit filed in Court of First Instance Num. 5 in Madrid by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999. Presently, there is an agreed upon levy that is assessed on all CDR-Audio discs sold but no agreement has been reached regarding CDR-Data discs. The Spanish collecting society has sued the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio disc sales should also apply to CDR-Data disc sales. A judgement was rendered by a Court of First Instance in Madrid on November 28, 2002 which requires the Company’s affiliate, Imation Iberia S.A., to provide an accounting of CDR-Data discs that were sold in 1998 and 1999 which may be subject to CDR levies. The Company has appealed this judgement and continues to defend the action vigorously. The Company believes any losses in excess of amounts accrued will not be material.

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

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp. (REGISTRANT)

Date: May 9, 2003	By:	/s/ Robert L. Edwards
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

Date:	May 9, 2003

By:	/s/ William T. Monahan

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

Date:	May 9, 2003

By:	/s/ Robert L. Edwards

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