Form 10-Q
period 2003-06-30
IMATION CORP
filed 2003-08-08
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO ________.

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
Yes [X]. No [  ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]. No [  ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,530,256 shares of Common Stock, par value $0.01 per share, were outstanding at August 4, 2003.

IMATION CORP.
INDEX

		PAGE(S)

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002	3
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-16
	Report of Independent Auditors	17
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18-27
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4.	CONTROLS AND PROCEDURES	28
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	29-31
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31-32
ITEM 5.	OTHER INFORMATION	32
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	32
SIGNATURE		33
EXHIBIT INDEX		34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$268.0	$261.4	$541.3	$532.0
Cost of goods sold	186.5	182.8	372.7	374.9

Gross profit	81.5	78.6	168.6	157.1

Operating expenses (income):
Selling, general and administrative	42.2	44.6	83.6	89.3
Research and development	12.5	12.2	25.4	23.5
Litigation settlements - net	—	(6.4)	—	(6.4)
Restructuring	—	(2.1)	—	(2.1)

Total	54.7	48.3	109.0	104.3

Operating income	26.8	30.3	59.6	52.8

Other (income) and expense:
Interest income	(1.7)	(2.0)	(3.5)	(3.9)
Interest expense	0.3	0.3	0.6	0.6
Other, net	0.5	1.1	1.2	1.2

Total	(0.9)	(0.6)	(1.7)	(2.1)

Income from continuing operations before taxes	27.7	30.9	61.3	54.9
Income tax provision	8.8	10.8	20.9	19.1

Income from continuing operations	18.9	20.1	40.4	35.8

Discontinued operations:
Income from operations of discontinued businesses, net of taxes	—	1.4	—	2.5
Gain on disposal of discontinued businesses, net of taxes	0.5	—	0.5	—

Net income	$19.4	$21.5	$40.9	$38.3

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings per common share:
Continuing operations	$0.54	$0.58	$1.14	$1.03
Discontinued operations	$0.01	$0.04	$0.01	$0.07

Net income	$0.55	$0.62	$1.15	$1.10

Diluted earnings per common share:
Continuing operations	$0.52	$0.57	$1.11	$1.02
Discontinued operations	$0.01	$0.04	$0.01	$0.07

Net income	$0.53	$0.61	$1.12	$1.09

Weighted average basic shares outstanding	35.5	34.9	35.5	34.9

Weighted average diluted shares outstanding	36.5	35.4	36.4	35.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and equivalents	$479.3	$474.7
Accounts receivable - net	143.9	138.1
Inventories	151.6	139.0
Other current assets	46.7	90.4

Total current assets	821.5	842.2

Property, plant and equipment - net	194.5	181.5
Other assets	88.8	96.2

Total assets	$1,104.8	$1,119.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$101.7	$96.2
Accrued payroll	19.9	28.0
Short-term debt	1.5	4.5
Other current liabilities	127.3	181.3

Total current liabilities	250.4	310.0

Other liabilities	69.1	71.4

Shareholders’ equity	785.3	738.5

Total liabilities and shareholders’ equity	$1,104.8	$1,119.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$40.9	$38.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	18.4
Deferred income taxes	11.6	12.9
Restructuring and litigation settlements - net	—	(8.5)

Accounts receivable	(1.5)	1.2
Inventories	(9.5)	4.3
Other current assets	42.3	(6.3)
Accounts payable	4.4	17.5
Accrued payroll and other current liabilities	(65.4)	(28.2)

Working capital changes	(29.7)	(11.5)

Other	0.5	(1.0)

Net cash provided by operating activities	42.1	48.6
Cash Flows from Investing Activities:
Capital expenditures	(30.6)	(21.4)
Other	(4.4)	(0.9)

Net cash used in investing activities	(35.0)	(22.3)
Cash Flows from Financing Activities:
Net change in short-term debt	(3.0)	(4.8)
Purchases of treasury stock	(4.9)	(9.9)
Dividend payments	(2.8)	—
Exercise of stock options and other	4.9	4.5
Decrease in unearned ESOP shares	1.5	2.5

Net cash used in financing activities	(4.3)	(7.7)

Effect of exchange rate changes on cash	1.8	6.3

Net change in cash and equivalents	4.6	24.9
Cash and equivalents - beginning of period	474.7	389.8

Cash and equivalents - end of period	$479.3	$414.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2003	2002	2003	2002

Weighted average shares outstanding	35.6	35.1	35.6	35.1
Weighted average ESOP shares not yet allocated	(0.1)	(0.2)	(0.1)	(0.2)

Weighted average basic shares outstanding	35.5	34.9	35.5	34.9
Dilutive effect of employee stock options	1.0	0.5	0.9	0.4

Weighted average diluted shares outstanding	36.5	35.4	36.4	35.3

As of June 30, 2003 and 2002, certain options to purchase approximately 12,500 shares and 0.4 million shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions, unaudited)

	June 30,	December 31,
	2003	2002

Accounts Receivable
Accounts receivable	$159.0	$154.5
Less allowances	(15.1)	(16.4)

Accounts receivable, net	$143.9	$138.1

Inventories
Finished goods	$106.4	$91.5
Work in process	18.9	18.9
Raw materials and supplies	26.3	28.6

Total inventories	$151.6	$139.0

Other Current Assets
Deferred income taxes	$24.7	$27.9
Restricted cash	—	11.1
Other	22.0	51.4

Total other current assets	$46.7	$90.4

Property, Plant and Equipment
Property, plant and equipment	$731.3	$717.3
Less accumulated depreciation	(536.8)	(535.8)

Property, plant and equipment - net	$194.5	$181.5

Other Assets
Deferred income taxes	$56.4	$64.8
Capitalized software	7.1	8.8
Other	25.3	22.6

Total other assets	$88.8	$96.2

Other Current Liabilities
Rebates	$31.8	$35.8
Income taxes	24.8	26.5
Other accruals and various liabilities	70.7	119.0

Total other current liabilities	$127.3	$181.3

Other Liabilities
Pension	$45.4	$46.2
Other	23.7	25.2

Total other liabilities	$69.1	$71.4

4. LITIGATION, COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes. Also, see information on claims related to divestitures in Note 6 to the Consolidated Financial Statements.

5. RESTRUCTURING

In the third quarter of 2002, the Company recorded $1.8 million of restructuring charges to realign the Storage Professional Services organization within the Company’s Data Storage and Information Management business segment. The charges included asset impairments, exit costs, and $0.4 million for employee separation programs related to a headcount reduction of approximately 15 employees. As of June 30, 2003, the Company has made $0.6 million in cumulative cash payments related to this program, including $0.1 million in the second quarter of 2003. No employees left the Company in the second quarter of 2003 under this program. Since the inception of this restructuring program through June 30, 2003, the Company has reduced its headcount by approximately 10 related to this program. This program is expected to be substantially completed in 2003.

In 2001, the Company recorded $48.0 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the then remaining, non-data storage businesses, and rationalize its data storage manufacturing. The charges include $25.0 million for employee separation programs related to a headcount reduction of approximately 430 employees for continuing operations, of which approximately 45 percent relate to administrative structure, 50 percent relate to the non-data storage businesses and the remainder relate to the data storage business. The Company also recorded a $0.6 million special charge reflecting inventory write-downs in cost of goods sold. As of June 30, 2003, the Company has made $24.5 million in cumulative cash payments related to this program, including $0.7 million in the second quarter of 2003. Two employees left the Company in the second quarter of 2003 under this program.

The majority of the remaining severance payments at June 30, 2003, related mainly to employees located outside the U.S., and other payments associated with this restructuring program, is expected to be completed in 2003. Since the inception of this restructuring program through June 30, 2003, the Company has reduced its headcount related to continuing operations for this program by approximately 420, which includes both voluntary and involuntary employee reductions.

The following tables summarize the activity related to the 2002 and 2001 restructuring programs, adjusted to exclude those activities specifically related to discontinued operations:

				Balance as of
	Program	Cumulative	Net	June 30,
(In millions)	Amounts	Usage	Adjustments	2003

Severance	$25.4	$(18.5)	$(4.0)	$2.9
Asset impairments	18.3	(18.3)		—
Other	6.1	(4.1)	$(0.1)	1.9

Total	$49.8	$(40.9)	$(4.1)	$4.8

			Balance as of
	Program	Cumulative	June 30,
(Approximate Headcount)	Amounts	Reductions and Adjustments	2003

Headcount	445	430	15

6. DIVESTITURES

Divestiture activity presented as discontinued operations

On August 30, 2002, the Company consummated the sale of its North America Digital Solutions and Services (DSS) business to DecisionOne Corporation. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for additional details regarding this transaction.

During the second quarter of 2003, the Company resolved its ongoing disputes with Eastman Kodak Company (Kodak) related to the 1998 sale of the Company’s worldwide Medical Imaging Systems business to Kodak (the Medical Imaging Sale). As noted in the Company’s previously issued financial statements, excluded from the Medical Imaging Sale was the Company’s medical imaging/photo color manufacturing facility in Ferrania, Italy (the Ferrania Facility), at which certain x-ray and wet laser medical imaging products and photographic film were manufactured. In exchange for retaining the Ferrania Facility and pursuant to certain conditions, Kodak agreed to pay the Company up to $25.0 million at such time as it was sold.

In 1999, the Company sold its worldwide Photo Color Systems business, together with the Ferrania Facility and certain other associated assets and businesses, to Schroder Ventures, through Schroder Ventures’ wholly owned affiliate, Ferrania Lux, S.A.R.L.

Kodak had challenged the Company’s claim for the full $25.0 million as well as claims for other amounts which the Company believed were due from Kodak in connection with the Medical Imaging Sale. The Company had retained cash, which it collected on behalf of Kodak, in an amount approximately equal to these disputed items.

The settlement with Kodak resolved these disputed items on terms more favorable than anticipated, resulting in a pre-tax gain of $1.8 million in discontinued operations, or $1.1 million after-tax. The settlement resulted in a net $7.2 million reduction in the Company’s cash and equivalents balance, reflecting a $17.2 million cash payment to Kodak, $10.0 million of which was offset by previously recorded restricted cash in other current assets. As a result of the settlement, the Company’s other current assets were reduced by $32.0 million and other current liabilities were reduced by $41.0 million. There were no other impacts to the Company’s financial statements resulting from the settlement of the Kodak dispute.

Also in the second quarter of 2003, the Company recorded expenses of $0.6 million, net of taxes of $0.4 million, related to incurred litigation costs associated with discontinued operations. These expenses were primarily related to the Company’s defense of its ongoing legal dispute with Jazz Photo Corp. See Part II, Item 1, Legal Proceedings in this Form 10-Q for additional details.

The results of discontinued operations for the three and six month periods ended June 30, 2003 and 2002 were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$—	$12.9	$—	$26.0
Income before taxes	—	2.3	—	4.1
Income tax provision	—	0.9	—	1.6

Income from operations of discontinued businesses, net of taxes	—	1.4	—	2.5
Adjustment to discontinued operations amounts previously reported, net of taxes of $0.3 million	0.5	—	0.5	—

Gain on disposal of discontinued businesses, net of taxes	0.5	—	0.5	—

Total discontinued operations	$0.5	$1.4	$0.5	$2.5

Basic earnings per common share	$0.01	$0.04	$0.01	$0.07
Diluted earnings per common share	$0.01	$0.04	$0.01	$0.07

Divestiture activity presented as part of continuing operation

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

7. COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consists of the following:

			Minimum	Accumulated
	Cumulative	Cash	Pension	Other
	Translation	Flow	Liability	Comprehensive
(In millions)	Adjustment	Hedging	Adjustment	(Loss) Income

Balance, December 31, 2002	$(87.3)	$(0.3)	$(19.3)	$(106.9)
First quarter 2003 change	2.8	(0.8)	—	2.0

Balance, March 31, 2003	$(84.5)	$(1.1)	$(19.3)	$(104.9)
Second quarter 2003 change	3.2	0.2	—	3.4

Balance, June 30, 2003	$(81.3)	$(0.9)	$(19.3)	$(101.5)

Comprehensive income for the three and six months ended June 30, 2003 and 2002 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2003	2002	2003	2002

Net income	$19.4	$21.5	$40.9	$38.3
Changes in cumulative translation adjustments	3.2	10.8	6.0	9.4
Cash flow hedging - net	0.2	(1.1)	(0.6)	(1.2)

Comprehensive income	$22.8	$31.2	$46.3	$46.5

8. BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets and customers they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media and services for use in the mobile and desktop, network and enterprise data center markets; Specialty Paper, which includes carbonless paper used to create multi-part business forms, and videodisc replication (videodisc replication was closed at the end of the first quarter of 2002 — see footnote 3 to the table below); and Digital Solutions and Services (DSS), which provided technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation (all businesses within the DSS segment were sold or closed prior to September 30, 2002 — see footnote 1 to the table below).

				Digital
Business		Data		Solutions	Corporate,
Segment		Storage and		and	Other and
Information	Second	Information	Specialty	Services	Unallocated	Total
(In millions)	Quarter	Management	Paper	(1)	(2)	Company

Net revenues	2003	$254.7	$13.3	$—	$—	$268.0
	2002	245.3	12.2	3.8	0.1	261.4

Operating income (loss)	2003	$25.5	$2.1	$—	$(0.8)	$26.8
	2002	23.1	1.2	(1.9)	7.9	30.3

				Digital
Business		Data		Solutions	Corporate,
Segment	Six	Storage and		and	Other and
Information	Months	Information	Specialty	Services	Unallocated	Total
(In millions)	to Date	Management	Paper(3)	(1)	(2)	Company

Net revenues	2003	$514.7	$26.6	$—	$—	$541.3
	2002	497.5	25.8	8.6	0.1	532.0

Operating income (loss)	2003	$56.9	$4.0	$—	$(1.3)	$59.6
	2002	45.3	3.4	(3.7)	7.8	52.8

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

(2) The operating income for the three and six month periods ended June 30, 2002, includes a $6.4 million net pre-tax gain from litigation settlements and a $2.1 million pre-tax reversal of earlier restructuring charges.

(3) The six months to date period for 2002 includes net revenues of $1.6 million and operating income of $0.6 million for the videodisc replication business, which was closed at the end of the first quarter of 2002.

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

Beginning January 1, 2001, substantially all of the Company’s intercompany sales to Europe are denominated in Euros. The Company has annually purchased options as hedges of a portion of the anticipated annual sales that qualify as cash-flow hedges. As of June 30, 2003, these option contracts range in duration from one to six months and totaled $42.5 million. Hedge costs, representing the premium paid on expired options net of hedge gains, of $0.4 million were reclassified into operations for the quarter ended June 30, 2003. Amounts reclassified into operations for the quarter ended June 30, 2002 totaled $0.1 million.

As of June 30, 2003, the fair value of the Company’s foreign currency forward and option contracts outstanding was negative $2.9 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies. Of these forward and option contracts outstanding, certain of these qualify as cash flow hedges as described above. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of June 30, 2003 was $0.9 million, net of tax, all of which is expected to reverse in 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$19.4	$21.5	$40.9	$38.3
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.5)	(1.1)	(2.5)	(2.6)

Pro forma net income	$17.9	$20.4	$38.4	$35.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Earnings per share:
Basic — as reported	$0.55	$0.62	$1.15	$1.10
Basic — pro forma	$0.50	$0.58	$1.08	$1.02

Diluted — as reported	$0.53	$0.61	$1.12	$1.09
Diluted — pro forma	$0.49	$0.58	$1.05	$1.01

««««

PricewaterhouseCoopers LLP, the Company’s independent auditors, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing. This report is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent auditors liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of June 30, 2003 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
July 24, 2003

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

Geographical Overview

The Company has a market presence in more than 60 countries and sells products on a local currency basis through a variety of distribution channels. In the most recent quarter, 53 percent of revenues came from outside the U.S. While the Company sources some finished goods, primarily optical products, from outside the U.S., the majority of the Company’s revenues are from products produced in its own manufacturing facilities, all of which are located in the U.S.

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

In order to operate effectively on a global basis as a U.S.-based manufacturer, the Company lowered the cost of its sales and marketing structure outside the U.S. In addition, the Company maintains a foreign currency exposure management policy to manage risks associated with exchange rate volatility (see Note 9 of Consolidated Financial Statements).

Results of Operations

Comparison of Three Months Ended June 30, 2003 and 2002

Net revenues of $268.0 million increased 2.5 percent from last year’s revenues of $261.4 million. Excluding the $3.8 million in revenues in 2002 from businesses that were subsequently exited (see Note 8 to the Consolidated Financial Statements), net revenues increased 4.0 percent, driven by revenue growth in the Company’s Data Storage and Information Management segment (DS&IM), as discussed below. For the quarter, U.S. revenues totaled $125.7 million, or 47 percent, compared with $132.5 million, or 51 percent, from a year ago. Non-U.S. revenue totaled $142.3 million, or 53 percent, compared with $128.9 million, or 49 percent, from a year ago.

DS&IM second quarter revenues increased $9.4 million, or 3.8 percent, to $254.7 million from $245.3 million a year ago. The revenue increase in second quarter 2003 was driven by volume increases of approximately ten percent and the effect of a positive currency exchange rate translation comparison of approximately five percent. The volume and currency translation benefits were partially offset by price declines of approximately 11 percent. As noted above, pricing changes can be impacted by changes in foreign currency exchange rates. For the period, strong revenue growth in local currency terms in Asia, Latin America and Canada was offset by a decline in U.S. revenue. The decline in U.S. revenue was driven by what the Company believes was softness in IT spending, which impacted the Company’s business to business tape products, especially early in the quarter. For the period, worldwide revenue growth was attributable to optical media, Ultrium and SDLT Tape cartridges.

Specialty Paper, which manufactures carbonless paper used to create multi-part business forms, had revenues of $13.3 million in second quarter 2003 as compared with $12.2 million in second quarter 2002, an increase of 9.0 percent. This growth was driven by increases in private label sales, Imation branded xerographic sales and contract manufacturing.

Gross profit in second quarter 2003 was $81.5 million or 30.4 percent of revenues, compared to $78.6 million, or 30.1 percent of revenues in the year earlier quarter. The increase of 0.3 percentage points was primarily due to positive currency exchange rate benefits, partially offset by a change in product mix.

Selling, general and administrative (SG&A) expenses in second quarter of 2003 were $42.2 million, or 15.7 percent of revenues, compared to $44.6 million, or 17.1 percent of revenues, in the year earlier quarter. The quarter over quarter 1.4 percentage point decrease in SG&A as a percent of revenues was driven by strong cost controls over general and administrative spending as well as reduced selling expenses. These benefits were achieved despite upward pressure on reported SG&A expenses in certain non-U.S. locations due to the negative impact of foreign currency exchange rate translation comparisons.

Research and development costs were $12.5 million, or 4.7 percent of revenues, as compared to $12.2 million, or 4.7 percent of revenues for the prior year quarter.

Operating income in the second quarter of 2003 was $26.8 million, or 10.0 percent of revenues, compared with operating income of $30.3 million, or 11.6 percent of revenues, for the same period last year. Operating income in 2003 declined from 2002 because the second quarter of 2002 included a $6.4 million net pre-tax gain from litigation settlements and a $2.1 million pre-tax reversal of earlier restructuring charges. The decrease in operating income due to these items was partially offset by currency exchange rate benefits, lower SG&A expenses and improved profitability of personal storage products.

Other income for the second quarter of 2003 was $0.9 million, comprised of $1.7 million in interest income, and $0.8 million of other expenses. This compares with other income of $0.6 million a year ago.

The tax rate for the second quarter of 2003 was approximately 32 percent, down from approximately 36 percent in the first quarter of 2003. This lower rate in the second quarter reflects an adjustment necessary to bring the Company’s current full-year expected rate to approximately 34 percent. The Company’s 2002 full-year tax rate was approximately 35 percent. The lower full-year expected rate for 2003 is driven primarily by tax benefits derived from international operations.

Income from continuing operations in the second quarter of 2003 was $18.9 million, or $0.54 per basic share and $0.52 per diluted share, compared with income from continuing operations of $20.1 million, or $0.58 per basic share and $0.57 per diluted share, in the second quarter of 2002. Income from continuing operations decreased 6.0 percent and income from continuing operations per diluted share decreased 8.8 percent. This decline was due to the fact that the 2002 results included a gain from litigation settlements and a reversal of earlier restructuring charges that totaled $5.5 million on an after-tax basis. Results for income from continuing operations for the second quarter of 2003 were driven primarily by the factors discussed above.

Net income in the second quarter of 2003 was $19.4 million, or $0.55 per basic share and $0.53 per diluted share, compared with net income of $21.5 million, or $0.62 per basic share and $0.61 per diluted share, in the second quarter of 2002. Net income included $0.5 million, net of taxes, from discontinued operations in the second quarter of 2003 and $1.4 million, net of taxes, from discontinued operations in the second quarter of 2002. See Note 6 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Comparison of Six Months Ended June 30, 2003 and 2002

On a year to date basis, net revenues of $541.3 million increased 1.7 percent from last year’s revenues of $532.0 million. Excluding the $10.2 million in revenues in 2002 from businesses that were subsequently exited (see Note 8 to the Consolidated Financial Statements), net revenues increased 3.7 percent, driven by revenue growth in the Company’s Data Storage and Information Management segment (DS&IM), as discussed below. For the year to date period, U.S. revenues totaled $252.5 million, or 47 percent, compared with $272.6 million, or 51 percent, from a year ago. Non-U.S. revenues totaled $288.8 million, or 53 percent, compared with $259.4 million, or 49 percent, from a year ago.

DS&IM revenues for the first six months of 2003 increased 3.5 percent to $514.7 million from $497.5 million a year ago. This increase was driven by volume increases of approximately eight percent and the effect of a positive currency exchange rate translation comparison of approximately five percent. The volume and currency translation benefits were partially offset by price declines of approximately 10 percent. As noted above, pricing changes can be made in part due to changes in foreign currency exchange rates. Significant volume increases occurred in Asia, Latin America and Canada while pricing pressure increased in all regions. For the period, growth was especially strong in optical media, Ultrium and SDLT Tape cartridges.

Specialty Paper revenues for the first six months of 2003 were $26.6 million as compared with $25.8 million a year ago. Excluding $1.6 million in revenues in 2002 for videodisc replication, which was closed at the end of the first quarter of 2002 (see Note 8 to the Consolidated Financial Statements), revenue grew 9.9 percent. This growth was driven by increases in private label sales, Imation branded xerographic sales and contract manufacturing.

Gross profit was $168.6 million, or 31.1 percent of revenues, for the first six months of 2003. This compared with $157.1 million, or 29.5 percent of revenues, a year ago. The increase of 1.6 percentage points was primarily due to positive currency exchange rate benefits and improvement in margins for personal storage products.

Selling, general and administrative (SG&A) expenses for the first six months of 2003 were $83.6 million or 15.4 percent of revenue, compared to $89.3 million or 16.8 percent of revenue for the same period a year ago. The year over year 1.4 percentage point decrease in SG&A as a percent of revenues was driven primarily by strong cost controls over general and administrative spending as well as reduced selling expenses. These benefits were achieved despite upward pressure on reported SG&A expenses in certain non-U.S. locations due to the negative impact of foreign currency exchange rate translation comparisons.

Research and development costs for the first six months of 2003 were $25.4 million, or 4.7 percent of revenues, as compared to $23.5 million, or 4.4 percent of revenues for the prior year.

Operating income for the first six months of 2003 was $59.6 million, or 11.0 percent of revenues, as compared to $52.8 million, or 9.9 percent of revenues, for the same period last year. The 2002 total included a $6.4 million net pre-tax gain from litigation settlements and a $2.1 million pre-tax reversal of earlier restructuring charges. The year over year increase in operating income was due to the factors discussed above.

Other income for the first six months of 2003 was $1.7 million, as compared with $2.1 million for the same period last year. The year over year decrease was due to a decline in interest income in 2003 due to lower short-term interest rates.

The tax rate for the first six months was approximately 34 percent. The Company’s 2002 full-year tax rate was approximately 35 percent from all operations. The lower 2003 rate is driven primarily by tax benefits derived from international operations.

Income from continuing operations for the first six months of 2003 was $40.4 million, or $1.14 per basic share and $1.11 per diluted share, as compared to $35.8 million, or $1.03 per basic share and $1.02 per diluted share, for the first six months of 2002. Income from continuing operations increased only 12.8 percent and income from continuing operations per diluted share increased only 8.8 percent due to the fact that 2002 results included a gain from litigation settlements and a reversal of earlier restructuring charges that totaled $5.5 million on an after-tax basis. Results for income from continuing operations for 2003 were driven primarily by the factors discussed above.

Net income in the first half of 2003 was $40.9 million, or $1.15 per basic share and $1.12 per diluted share, compared with net income of $38.3 million, or $1.10 per basic share and $1.09 per diluted share, in 2002. Net income includes $0.5 million, net of taxes, from discontinued operations in 2003 and $2.5 million, net of taxes, from discontinued operations in 2002. See Note 6 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Impact of Changes in Foreign Currency Rates

Changes in foreign currency exchange rates in the first six months of 2003 positively impacted worldwide revenues by approximately five percent due to favorable translation. The impact on profits is more difficult to determine due to the influence of other factors that are also impacted by currency rate changes, including local offsetting expenses and pricing declines that over time work to offset translation benefits. For example, the Company has experienced increased price erosion internationally as the dollar weakened. In addition, the weak dollar negatively impacts some regional business activity. The Company’s objective is to hedge the Euro through the purchase of currency options, which protects operating income against downside risk but enables it to capture upside benefits from favorable translation (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q).

Financial Position

Accounts receivable days sales outstanding was 43 days as of June 30, 2003, the same as December 31, 2002. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable balance. Days of inventory supply was 77 days as of June 30, 2003 compared to 70 days as of December 31, 2002. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in days of inventory supply was primarily due to the higher value of in-transit outsourced optical products to meet anticipated customer demand in the third quarter.

Total current assets decreased $20.7 million, driven by a decrease in other current assets of $43.7 million offset by increases in inventories of $12.6 million, accounts receivable of $5.8 million, and cash and equivalents of $4.6 million. The decrease in other current assets was primarily related to the Kodak settlement (see Note 6 to the Consolidated Financial Statements). Other assets decreased $7.4 million, primarily due to a decrease in deferred income taxes.

Total current liabilities decreased $59.6 million, driven by a decrease in other current liabilities of $54.0 million and accrued payroll of $8.1 million, offset by an increase in accounts payable of $5.5 million. Among other factors, the decrease in other current liabilities was driven by the Kodak settlement (see Note 6 to the Consolidated Financial Statements). Other liabilities remained relatively flat.

Critical Accounting Policies and Estimates

For further discussion, see the “Critical Accounting Policies and Estimates” section in Item 7 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Liquidity and Capital Resources

Cash provided by operating activities was $42.1 million in the first six months of 2003. The major driver was net income as adjusted for non-cash items of $71.3 million, offset by working capital usages of $29.7 million. Net income as adjusted for significant non-cash items includes net income of $40.9 million, adjusted for depreciation and amortization of $18.8 million and deferred income taxes of $11.6 million. The working capital usages in 2003 were primarily for payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million, the Company’s settlement with Kodak resulting in a net $9.0 million usage of working capital (see Note 6 to the Consolidated Financial Statements) as well as payments related to restructuring programs of $3.4 million.

For the first six months of 2002, cash provided by operating activities was $48.6 million. The major driver was net income as adjusted for non-cash items of $61.1 million, offset by working capital usages of $11.5 million. Net income as adjusted for significant non-cash items includes net income of $38.3 million adjusted for deprecation and amortization of $18.4 million and deferred income taxes of $12.9 million, less $8.5 million of restructuring and litigation benefits. Working capital usages in 2002 were primarily for payments for broad-based employee incentive compensation plans related to full year 2001 performance of $13.8 million, payments related to restructuring programs of $12.4 million and income tax payments of $8.7 million. These cash usages were offset by cash inflows of $17.5 million due to an increase in accounts payable and $4.3 million due to a decrease in inventories.

Cash used by investing activities was $35.0 million in the first six months of 2003 and $22.3 million in the first six months of 2002. Investing activities primarily relate to capital spending for both periods. The increase in capital expenditures is primarily due to the ongoing construction of advanced media coating capabilities in the Company’s Weatherford, Oklahoma facility, as discussed below.

The Company does not have any long term debt. The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory, and manufacturing machinery and equipment, not to exceed $100 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company’s interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.5 percent and 1.25 to two percent, respectively. Letter of credit fees are equal to the LIBOR range from zero to 0.5 percent and 1.25 to two percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth of $450 million and borrowing base availability of $20 million, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. Borrowing availability as of June 30, 2003 was $57.4 million under the Company’s existing Loan Agreement. No borrowings were outstanding under the Loan Agreement and the Company was in compliance with the covenants under the Loan Agreement as of June 30, 2003. The Loan Agreement expires December 31, 2003.

In addition, certain international subsidiaries have arranged borrowings locally outside of the agreement discussed above. As of June 30, 2003, $1.5 million of short-term borrowings were outstanding under such arrangements. As of June 30, 2003, the Company’s ratio of debt to total capital, calculated by dividing total debt (long term plus short term) by total shareholder’s equity and total debt, was 0.2 percent, down from 0.6 percent at December 31, 2002.

In 1999, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock. The Company repurchased 145,000 shares during the first half of 2003. As of June 30, 2003, the Company had repurchased 7.4 million shares under this authorization and held, in total, 7.4 million shares of treasury stock acquired at an average price of $22.46 per share.

In 2002, the Company’s Board of Directors authorized $49.0 million in capital expenditures to develop advanced media coating capabilities in the Company’s Weatherford, Oklahoma facility, expected to be completed in 2004. While the capital expenditures started in the fourth quarter of 2002, the vast majority of the expenditures are expected to occur in 2003. The 2003 portion of the investment is reflected in the Company’s outlook for 2003 capital spending.

The Company ended 2002 with an aggregate unfunded status of its defined benefit pension plans of $47.6 million, representing an excess of projected benefit obligations over plan assets. This was due to the impacts of financial market performance on plan assets as well as lower interest rates in 2002. Based on the relationship of the unfunded accumulated benefit obligations to amounts accrued in the financial statements, the applicable accounting rules required the recording of a minimum pension liability adjustment. As a result, the Company increased its minimum pension liability adjustment in 2002, which reduced shareholder’s equity by $13 million net of tax. Although not specifically required by statute, the Company estimates contributions will approximate $34 million to fund its pension plans in 2003, depending on asset performance and interest rates. Through the first six months of 2003, the Company made $8.0 million in pension contributions. The Company estimates its pension contribution required by statute for 2003 to be approximately $8.2 million.

The Company paid its first cash dividend of $0.08 per share, or $2.8 million, during the second quarter of 2003. On August 6, 2003, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.08 per share, payable September 26, 2003, to shareholders of record at the close of business on September 15, 2003. Any future dividends are at the discretion of and subject to the approval of Imation’s board of directors.

The Company’s remaining liquidity needs for the second half of 2003 include: capital expenditures up to approximately $45 million; pension funding up to approximately $26 million; tax payments of approximately $18 million; lease payments of approximately $6 million; payments related to restructuring of approximately $4 million; payoff of short-term debt of $1.5 million; and any amounts associated with dividend payments, the repurchase of common stock under the authorizations discussed above and funding for the previously announced purchase of certain assets of EMTEC Magnetics GmbH, which is subject to local regulatory approval. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company. Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including the use of special purpose entities, nor does it have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

Forward-Looking Statements and Risk Factors

The following statements are based on the Company’s best estimate of all known factors. These forward looking statements are subject to the risks and uncertainties outlined below.

•	Data Storage and Information Management segment revenue is estimated to range between $1,050 million and $1,100 million in 2003 representing approximately between five and ten percent growth over 2002. Primary drivers of revenue growth in the second half are expected to be benefits from the Moser Baer relationship, strong growth in optical products, growth in Ultrium and SuperDLT Tape cartridges, and a benefit from currency exchange rates which is currently estimated to be less than the five percent benefit experienced in the first half of 2003;

•	Gross margin is estimated to be in the range of 30 to 32 percent of revenues;

•	Research and Development spending is targeted to be approximately five percent of revenues;

•	Selling, General and Administrative spending is targeted to be approximately 15.5 to 16 percent of revenues, down from previous guidance of 16 to 16.5 percent;

•	Full year 2003 operating income is expected to range between $110 million and $115 million;

•	Tax rate is estimated to be 34 percent, down from previous guidance of 36 percent;

•	Earnings per share (EPS) from continuing operations for the full year 2003 is estimated to range between $2.05 and $2.14;

•	Capital spending is targeted to be as much as $75 million, down from previous guidance of $80 million;

•	Depreciation and amortization is estimated to be approximately $40 million for the year, down from previous guidance of $40 to $45 million.

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

The Company wishes to caution investors not to place undue reliance on any such forward looking statements, which speak only as of the date made. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are continuing uncertainty in global economic and political conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, the Company’s ability to achieve the expected benefits in a timely manner from the Moser Baer relationship including the Global Data Media joint venture, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, the ability of the Company to manufacture or source certain high demand products at competitive cost and adequate amounts, the ready availability and price of energy, the market acceptance of newly introduced offerings, the rate of decline for certain existing products, its ability to implement its restructuring programs for the estimated costs on a timely basis, as well as various factors set forth under the caption “Risk Factors” in Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2002, and in the Company’s other filings with the Securities and Exchange Commission.

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

As of June 30, 2003, the Company had $144.7 million notional amount of foreign currency forward and option contracts of which $82.3 million hedged recorded balance sheet exposures. This compares to $218.5 million notional amount of foreign currency forward and option contracts as of March 31, 2003, of which $128.6 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in quarter-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of June 30, 2003 by $6.8 million.

Item 4. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2003, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, William T. Monahan, and the Senior Vice President, Chief Financial Officer and Chief Administrative Officer, Robert L. Edwards, have concluded that the disclosure controls and procedures were effective.

During the fiscal quarter ended June 30, 2003, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and to Part II, Item 1, “Legal Proceedings” included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2003, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of June 30, 2003 would not be material to the Company’s financial position.

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

The Company is vigorously defending the action. Factual discovery is nearly complete. On May 6, 2003, the Company served reports of testifying expert witnesses, who conclude that HP 400 film was appropriately designed and manufactured and was fit for use in single use cameras, including reloaded single use cameras. The Company’s experts agree that the damage to the film was caused by a combination of chemical fumes, excess moisture, and excess heat occurring after the film was delivered to Jazz Photo. They conclude that Jazz Photo was responsible for the damage because it failed to put in place a quality control system consistent with industry norms and failed to comply with manufacturer instructions and industry standards concerning protecting film from heat, humidity, and chemical fumes. Also on May 6, 2003, the Company served the report of a financial expert who concludes that the plaintiff’s financial analysis is fundamentally flawed. Expert depositions will occur in August. A pre-trial conference has been scheduled for September 10, 2003.

The St. Paul Fire and Marine Insurance Co. (St. Paul) has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. In the second quarter of 2003, the Company recorded after-tax expenses of $0.6 million in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by Cigna and AIG. The dispute regarding coverage under the St. Paul and Cigna policies has been stayed pending resolution of the Jazz Photo litigation.

On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company will proceed despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Fuji has brought a motion seeking an order for the appointment of a Chapter 11 trustee pursuant to 11 USC § 1104, on grounds of fraud, dishonesty or, in the alternative, incompetence and gross mismanagement by those currently controlling Jazz Photo. At a hearing before the United States Bankruptcy Judge in New Jersey on July 30, 2003, the motion was not decided and the hearing was adjourned to October 21, 2003. The court-ordered mediation previously scheduled for July 15, 2003 in the Company’s case with Jazz Photo was postponed pending a decision on Fuji’s trustee motion.

The Company is a defendant in a lawsuit filed in Court of First Instance Num. 5 in Madrid by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999. Presently, there is an agreed upon levy that is assessed on all CDR-Audio discs sold but no agreement has been reached regarding CDR-Data discs. The Spanish collecting society has sued the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio disc sales should also apply to CDR-Data disc sales. A judgement was rendered by a Court of First Instance in Madrid on November 28, 2002 which requires the Company’s affiliate, Imation Iberia S.A., to provide an accounting of CDR-Data discs that were sold in 1998 and 1999 which may be subject to CDR levies. The Company has appealed this judgement. In late July, 2003, a preliminary non-binding agreement for the payment of levies on CDR-Data discs was reached in Spain between the collecting society and the industry association (which the Company is an active member). The preliminary agreement anticipates that the Company and the other members of the industry association will begin to pay levies on CDR-Data discs on a going-forward basis as of September 1, 2003. If this preliminary agreement were finalized, there will be no payment of levies for past sales of CDR-Data discs and the collecting society would dismiss all pending lawsuits against members of the industry association. In order to effectuate the terms of the preliminary agreement, each member of the industry association must enter into individual binding agreements with the collecting society. The Company will not enter into a binding agreement unless associated with the dismissal of the lawsuit against the Company. The Company does not anticipate resolution any earlier than the end of the third quarter of 2003. If this matter is finalized in accordance with the preliminary non-binding agreement, the Company would expect to reverse approximately $2.0 million of charges recorded during the last year associated with this matter.

Items 2. Changes to Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2003 Annual Meeting of Shareholders held on May 8, 2003, the shareholders approved the following:

     (a)  A proposal to elect three Class I directors of the Company to serve for three-year terms ending in 2006, as follows:

Directors	Votes For	Votes Withheld
Michael S. Fields	30,070,391	1,047,417
L. White Matthews, III	30,512,896	604,912
Ronald T. LeMay	30,008,426	1,109,382

There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class II directors for a term ending in 2004 - Marvin L. Mann, Glen A. Taylor and Daryl J. White and Class III directors for a term ending in 2005- Linda W. Hart and William T. Monahan. Effective August 2, 2002, Richard E. Belluzzo resigned as a Director of the Company.

     (b)  A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as independent accountants of the Company for the year ending December 31, 2003. The proposal received 30,188,352 votes for, and 906,831 against, ratification. There were 22,625 abstentions and no broker non-votes.

     (c)  A proposal to amend the 2000 Stock Incentive Plan to add a maximum limit to awards to any one participant so that stock options and certain awards granted under the 2000 Stock Incentive Plan will be deductible by the Company for federal income tax purposes under Internal Revenue Code Section 162(m). The proposal received 26,756,449 votes for, and 4,175,486 against, ratification. There were 185,873 abstentions and no broker non-votes.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following documents are filed as exhibits to this Report.

4.1	Amendment No.2 to the Rights Agreement

4.2	Amendment No.3 to the Rights Agreement

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

     A Form 8-K Current Report dated April 22, 2003 was furnished relating to the Company’s first quarter earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp. (REGISTRANT)

Date: August 8, 2003	By:	/s/ Robert L. Edwards Robert L. Edwards Senior Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Amendment No.2 to the Rights Agreement

4.2	Amendment No.3 to the Rights Agreement

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002