Form 10-Q
period 2003-09-30
IMATION CORP
filed 2003-11-06
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,596,299 shares of Common Stock, par value $0.01 per share, were outstanding at November 4, 2003.

IMATION CORP.
INDEX

		PAGE(S)

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	3
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6-15
	Report of Independent Auditors	16
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4.	CONTROLS AND PROCEDURES	26
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	27-29
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	29
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
ITEM 5.	OTHER INFORMATION	29
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	30
SIGNATURE		31
EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$287.8	$263.8	$829.1	$795.8
Cost of goods sold	210.1	178.6	582.8	553.5

Gross profit	77.7	85.2	246.3	242.3

Operating expenses (income):
Selling, general and administrative	40.5	44.3	124.1	133.6
Research and development	15.5	13.3	40.9	36.8
Litigation settlements - net	(1.0)	—	(1.0)	(6.4)
Restructuring and other	—	0.1	—	(2.0)

Total	55.0	57.7	164.0	162.0

Operating income	22.7	27.5	82.3	80.3
Other (income) and expense:
Interest income	(1.2)	(2.3)	(4.7)	(6.2)
Interest expense	0.3	0.3	0.9	0.9
Other, net	(0.5)	4.1	0.7	5.3

Total	(1.4)	2.1	(3.1)	—

Income from continuing operations before taxes	24.1	25.4	85.4	80.3
Income tax provision	7.4	9.0	28.3	28.1

Income from continuing operations	16.7	16.4	57.1	52.2
Discontinued operations:
Income from operations of discontinued businesses, net of taxes	—	0.5	—	3.0
(Loss) gain on disposal of discontinued businesses, net of taxes	(0.3)	1.6	0.2	1.6

Net income	$16.4	$18.5	$57.3	$56.8

Basic earnings (loss) per common share:
Continuing operations	$0.47	$0.47	$1.61	$1.50
Discontinued operations	$(0.01)	$0.06	$—	$0.13

Net income	$0.46	$0.53	$1.61	$1.63

Diluted earnings (loss) per common share:
Continuing operations	$0.46	$0.46	$1.58	$1.47
Discontinued operations	$(0.01)	$0.06	$—	$0.13

Net income	$0.45	$0.52	$1.58	$1.60

Weighted average basic shares outstanding	35.5	35.0	35.5	35.0

Weighted average diluted shares outstanding	36.3	35.7	36.3	35.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and equivalents	$439.5	$474.7
Accounts receivable - net	173.8	138.1
Inventories	163.6	139.0
Other current assets	68.9	90.4

Total current assets	845.8	842.2

Property, plant and equipment - net	209.4	181.5
Other assets	79.4	96.2

Total assets	$1,134.6	$1,119.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$131.0	$96.2
Accrued payroll	18.3	28.0
Short-term debt	—	4.5
Other current liabilities	121.3	181.3

Total current liabilities	270.6	310.0

Other liabilities	65.4	71.4
Shareholders’ equity	798.6	738.5

Total liabilities and shareholders’ equity	$1,134.6	$1,119.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$57.3	$56.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.3	29.2
Deferred income taxes	16.8	30.2
Restructuring and litigation settlements - net	(1.0)	(8.4)

Accounts receivable	(29.2)	12.9
Inventories	(19.5)	(1.9)
Other current assets	41.1	(2.3)
Accounts payable	32.2	11.1
Accrued payroll and other current liabilities	(71.5)	(50.1)

Working capital changes	(46.9)	(30.3)

Other	(3.7)	4.3

Net cash provided by operating activities	50.8	81.8
Cash Flows from Investing Activities:
Capital expenditures	(53.8)	(29.6)
Proceeds from sale of business	—	4.7
Restricted cash related to planned asset purchase	(15.0)	—
Other	(6.7)	(5.0)

Net cash used in investing activities	(75.5)	(29.9)
Cash Flows from Financing Activities:
Net change in short-term debt	(4.5)	(7.4)
Purchases of treasury stock	(14.7)	(9.9)
Dividend payments	(5.7)	—
Exercise of stock options and other	11.7	7.1
Decrease in unearned ESOP shares	2.3	3.3

Net cash used in financing activities	(10.9)	(6.9)

Effect of exchange rate changes on cash	0.4	5.7

Net change in cash and equivalents	(35.2)	50.7
Cash and equivalents - beginning of period	474.7	389.8

Cash and equivalents - end of period	$439.5	$440.5

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Weighted average shares outstanding	35.5	35.2	35.6	35.2
Weighted average ESOP shares not yet allocated	—	(0.2)	(0.1)	(0.2)

Weighted average basic shares outstanding	35.5	35.0	35.5	35.0
Dilutive effect of employee stock options	0.8	0.7	0.8	0.6

Weighted average diluted shares outstanding	36.3	35.7	36.3	35.6

As of September 30, 2003 and 2002, certain options to purchase approximately 33,000 shares and 0.5 million shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

3.     SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions, unaudited)

	September 30,	December 31,
	2003	2002

Accounts Receivable
Accounts receivable	$188.5	$154.5
Less allowances	(14.7)	(16.4)

Accounts receivable - net	$173.8	$138.1

Inventories
Finished goods	$118.1	$91.5
Work in process	16.2	18.9
Raw materials and supplies	29.3	28.6

Total inventories	$163.6	$139.0

Other Current Assets
Deferred income taxes	$28.8	$27.9
Restricted cash	15.4	11.1
Other	24.7	51.4

Total other current assets	$68.9	$90.4

Property, Plant and Equipment
Property, plant and equipment	$740.1	$717.3
Less accumulated depreciation	(530.7)	(535.8)

Property, plant and equipment - net	$209.4	$181.5

Other Assets
Deferred income taxes	$47.1	$64.8
Capitalized software	6.0	8.8
Other	26.3	22.6

Total other assets	$79.4	$96.2

Other Current Liabilities
Rebates	$33.3	$35.8
Income taxes	18.7	26.5
Other accruals and various liabilities	69.3	119.0

Total other current liabilities	$121.3	$181.3

Other Liabilities
Pension	$42.1	$46.2
Other	23.3	25.2

Total other liabilities	$65.4	$71.4

4.     LITIGATION, COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes. Also, see information on claims related to divestitures in Note 6 to the Consolidated Financial Statements.

5.     RESTRUCTURING

In the third quarter of 2002, the Company recorded $1.8 million of restructuring charges to realign the Storage Professional Services organization within the Company’s Data Storage and Information Management business segment. The charges included asset impairments, exit costs, and $0.4 million for employee separation programs related to a headcount reduction of approximately 15 employees. As of September 30, 2003, the Company has made $0.7 million in cumulative cash payments related to this program, including $0.1 million in the third quarter of 2003. No employees left the Company in the third quarter of 2003 under this program. Since the inception of this restructuring program through September 30, 2003, the Company has reduced its headcount by approximately 10 related to this program. This program is expected to be substantially completed in 2003.

In 2001, the Company recorded $48.0 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the then remaining, non-data storage businesses, and rationalize its data storage manufacturing. The charges include $25.0 million for employee separation programs related to a headcount reduction of approximately 430 employees for continuing operations, of which approximately 45 percent relate to administrative structure, 50 percent relate to the non-data storage businesses and the remainder relate to the data storage business. The Company also recorded a $0.6 million special charge reflecting inventory write-downs in cost of goods sold. As of September 30, 2003, the Company has made $25.8 million in cumulative cash payments related to this program, including $1.3 million in the third quarter of 2003. Three employees left the Company in the third quarter of 2003 under this program. The majority of the remaining severance payments at September 30, 2003, related mainly to employees located outside the U.S., and other payments associated with this restructuring program, is expected to be completed in 2003. Since the inception of this restructuring program through September 30, 2003, the Company has reduced its headcount related to continuing operations for this program by approximately 425, which includes both voluntary and involuntary employee reductions.

The following tables summarize the activity related to the 2002 and 2001 restructuring programs, adjusted to exclude those activities specifically related to discontinued operations:

				Balance as of
	Program	Cumulative	Net	September 30,
(In millions)	Amounts	Usage	Adjustments	2003

Severance	$25.4	$(19.6)	$(4.0)	$1.8
Asset impairments	18.3	(18.3)		—
Other	6.1	(4.5)	$(0.1)	1.5

Total	$49.8	$(42.4)	$(4.1)	$3.3

			Balance as of
	Program	Cumulative	September 30,
(Approximate Headcount)	Amounts	Reductions and Adjustments	2003

Headcount	445	435	10

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

The settlement in the second quarter of 2003 with Kodak resolved these disputed items on terms more favorable than anticipated, resulting in a pre-tax gain of $1.8 million in discontinued operations, or $1.1 million after-tax. The settlement resulted in a net $7.2 million reduction in the Company’s cash and equivalents balance, reflecting a $17.2 million cash payment to Kodak, $10.0 million of which was offset by previously recorded restricted cash in other current assets. As a result of the settlement, the Company’s other current assets were reduced by $32.0 million and other current liabilities were reduced by $41.0 million. There were no other impacts to the Company’s financial statements resulting from the settlement of the Kodak dispute.

In the third quarter of 2003, the Company recorded expenses of $0.3 million, net of taxes of $0.2 million, related to incurred litigation costs associated with discontinued operations. These expenses were primarily related to the Company’s defense of its ongoing legal dispute with Jazz Photo Corp. Such expenses recorded in the second quarter of 2003 were $0.6 million, net of taxes of $0.4 million. See Part II, Item 1, Legal Proceedings in this Form 10-Q for additional details.

The results of discontinued operations for the three and nine month periods ended September 30, 2003 and 2002 were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$—	$8.9	$—	$34.9
Income before taxes	—	0.8	—	4.9
Income tax provision	—	0.3	—	1.9

Income from operations of discontinued businesses, net of taxes	—	0.5	—	3.0
Adjustment to discontinued operations amounts previously reported, net of taxes	(0.3)	—	0.2	—
Gain on disposal of discontinued businesses, net of taxes	—	1.6	—	1.6

Total discontinued operations	$(0.3)	$2.1	$0.2	$4.6

Basic (loss) earnings per common share	$(0.01)	$0.06	$—	$0.13
Diluted (loss) earnings per common share	$(0.01)	$0.06	$—	$0.13

Divestiture activity presented as part of continuing operations

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

7.     COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consists of the following:

			Minimum	Accumulated
	Cumulative	Cash	Pension	Other
	Translation	Flow	Liability	Comprehensive
(In millions)	Adjustment	Hedging	Adjustment	(Loss) Income

Balance, December 31, 2002	$(87.3)	$(0.3)	$(19.3)	$(106.9)
First quarter 2003 change	2.8	(0.8)	—	2.0

Balance, March 31, 2003	$(84.5)	$(1.1)	$(19.3)	$(104.9)
Second quarter 2003 change	3.2	0.2	—	3.4

Balance, June 30, 2003	$(81.3)	$(0.9)	$(19.3)	$(101.5)
Third quarter 2003 change	0.8	(0.7)	—	0.1

Balance, September 30, 2003	$(80.5)	$(1.6)	$(19.3)	$(101.4)

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

Net income	$16.4	$18.5	$57.3	$56.8
Changes in cumulative translation adjustments	0.8	(2.1)	6.8	7.3
Cash flow hedging – net	(0.7)	—	(1.3)	(1.2)

Comprehensive income	$16.5	$16.4	$62.8	$62.9

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

				Digital
Business		Data		Solutions	Corporate,
Segment		Storage and		and	Other and
Information	Third	Information	Specialty	Services	Unallocated	Total
(In millions)	Quarter	Management	Paper	(1)	(2)	Company

Net revenues	2003	$274.4	$13.4	$—	$—	$287.8
	2002	249.5	13.3	0.9	0.1	263.8

Operating	2003	$19.6	$1.2	$—	$1.9	$22.7
income (loss)	2002	26.7	2.1	(0.3)	(1.0)	27.5

				Digital
Business		Data		Solutions	Corporate,
Segment	Nine	Storage and		and	Other and
Information	Months	Information	Specialty	Services	Unallocated	Total
(In millions)	to Date	Management	Paper (3)	(1)	(2)	Company

Net revenues	2003	$789.1	$40.0	$—	$—	$829.1
	2002	747.0	39.1	9.5	0.2	795.8

Operating	2003	$76.5	$5.2	$—	$0.6	$82.3
income (loss)	2002	72.0	5.5	(4.0)	6.8	80.3

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

(2)  The operating income for the three and nine month periods ended September 30, 2003, includes a $1.0 million pre-tax gain from the reversal of a reserve related to litigation. The operating income for the nine month period ended September 30, 2002, includes a $6.4 million net pre-tax gain from litigation settlements and a net $2.0 million pre-tax reversal of earlier restructuring charges.

(3)  The nine months to date period for 2002 includes net revenues of $1.6 million and operating income of $0.6 million for the videodisc replication business, which was closed at the end of the first quarter of 2002.

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

Substantially all of the Company’s intercompany sales to Europe are denominated in Euros. The Company has annually hedged a portion of the anticipated annual sales that qualify as cash-flow hedges. As of September 30, 2003, the Company had option contracts outstanding related to these cash flow hedges that totaled $22.7 million. Hedge costs, representing the premium paid on expired options net of hedge gains, of $0.6 million were reclassified into operations for the quarter ended September 30, 2003. Amounts reclassified into operations for the quarter ended September 30, 2002 totaled $0.7 million.

As of September 30, 2003, the fair value of the Company’s foreign currency forward and option contracts outstanding was negative $2.9 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies. Of these forward and option contracts outstanding, certain of these qualify as cash flow hedges as described above. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of September 30, 2003 was $1.6 million, net of tax, all of which is expected to reverse within the next twelve months.

The Company is exposed to credit loss in the event of nonperformance by counter-parties in foreign currency forward and option contracts, but does not anticipate nonperformance by any of these counter-parties. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting large creditworthy financial institutions as counter-parties.

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

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$16.4	$18.5	$57.3	$56.8
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.3)	(1.6)	(3.8)	(4.2)

Pro forma net income	$15.1	$16.9	$53.5	$52.6

Earnings per share:
Basic — as reported	$0.46	$0.53	$1.61	$1.63
Basic — pro forma	$0.43	$0.48	$1.51	$1.50

Diluted — as reported	$0.45	$0.52	$1.58	$1.60
Diluted — pro forma	$0.42	$0.47	$1.47	$1.48

11.     AGREEMENT WITH EMTEC MAGNETICS GMBH

The Company entered into an agreement on June 30, 2003, to purchase certain assets and intellectual property relating to removable data storage tape media from EMTEC Magnetics GmbH, a German-based manufacturing subsidiary of EMTEC International Holding GmbH. This agreement required the Company to escrow approximately $15 million in the third quarter of 2003 pending the satisfaction of certain terms of the agreement. In October 2003, the Company received regulatory approval in Germany to continue with the transaction. Payment out of escrow is subject to contractual milestones as the transaction moves toward closure. Approximately $7.5 million is expected to be released from escrow in the fourth quarter of 2003, approximately $6.5 million in the first quarter of 2004 when the transaction is expected to close, and approximately $1.0 million in the second quarter of 2004. The $15 million, held in escrow, is currently reflected as part of restricted cash on the Company’s Consolidated Balance Sheet in Other Current Assets.

12.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 03-04 “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan.” The Company has determined that adoption of this EITF issue will not have a material impact on its results of operations or financial position.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. (the Company) as of September 30, 2003 and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
October 23, 2003

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

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

Net revenues of $287.8 million increased 9.1 percent from last year’s revenues of $263.8 million, driven by revenue growth in the Company’s Data Storage and Information Management segment (DS&IM), as discussed below. For the quarter, U.S. revenues totaled $136.2 million, or 47 percent of worldwide revenues, compared with $135.9 million, or 52 percent, from a year ago. Non-U.S. revenue totaled $151.6 million, or 53 percent of worldwide revenues, compared with $127.9 million, or 48 percent, from a year ago.

DS&IM third quarter revenues increased $24.9 million, or 10.0 percent, to $274.4 million from $249.5 million a year ago. The revenue increase in third quarter 2003 was driven by volume increases of approximately 18 percent and the effect of a positive currency exchange rate translation comparison of approximately three percent. The volume and currency translation benefits were partially offset by price declines of approximately 11 percent. As noted above, pricing changes can be impacted by changes in foreign currency exchange rates. For the period, all regions had revenue growth, led by double-digit volume growth in Latin America, Asia, and Canada. For the period, worldwide revenue growth was primarily attributable to the Company’s existing optical media business as well as optical media sales through Global Data Media (GDM), the Company’s joint venture with Moser Baer India, Ltd. In addition, revenue growth was driven by 9940 and Ultrium tape cartridges.

Specialty Paper, which manufactures carbonless paper used to create multi-part business forms, had slight revenue growth, with $13.4 million in third quarter 2003 as compared with $13.3 million in third quarter 2002. The segment had growth in private label sales and Imation branded xerographic paper sales and declines in Imation branded offset paper sales.

Gross profit in third quarter 2003 was $77.7 million or 27.0 percent of revenues, compared to $85.2 million, or 32.3 percent of revenues in the third quarter of 2002. The decline in gross profit percentage was due to three factors that had approximately equal impacts. First, ongoing pricing pressure in midrange tape accelerated significantly in the third quarter. Second, the Company experienced factory performance issues, including the impact of manufacturing volume, early in the third quarter. Finally, the expected shift in product mix to optical, which generally has a lower gross profit percentage, had an impact on overall gross profit percentage.

Selling, general and administrative (SG&A) expenses in third quarter of 2003 were $40.5 million, or 14.1 percent of revenues, compared to $44.3 million, or 16.8 percent of revenues, in the year earlier quarter. The quarter over quarter 2.7 percentage point decrease in SG&A as a percent of revenues was driven by the Company’s efficient cost structure in all geographic areas.

Research and development costs were $15.5 million, or 5.4 percent of revenues in the third quarter of 2003, as compared to $13.3 million, or 5.0 percent of revenues in the third quarter of 2002. The increased spending was related to investments in emerging new format areas.

Operating income in the third quarter of 2003 was $22.7 million, or 7.9 percent of revenues, compared with operating income of $27.5 million, or 10.4 percent of revenues, for the same period last year. Operating income in 2003 declined from 2002 primarily because of the decline in gross profit discussed above, partially offset by lower SG&A spending and improved profitability of personal storage products. In addition, the third quarter of 2003 benefited from the settlement of a litigation matter in Spain (see Part II, Item 1, Legal Proceedings in this Form 10-Q for additional details).

Other income for the third quarter of 2003 was $1.4 million, primarily from $1.2 million in interest income. This compares with net other expenses of $2.1 million a year ago, primarily from the write-off of the Company’s $3.0 million investment in DataPlay, Inc.

The tax rate for the third quarter of 2003 was approximately 30 percent, down from approximately 35 percent in the third quarter of 2002. This lower rate in the third quarter reflects an adjustment necessary to bring the Company’s current full-year expected rate to approximately 33 percent. The Company’s 2002 full-year tax rate was approximately 35 percent. The lower full-year expected rate for 2003 is driven primarily by tax benefits resulting from favorable changes in the geographic mix of earnings.

Income from continuing operations in the third quarter of 2003 was $16.7 million, or $0.47 per basic share and $0.46 per diluted share, compared with income from continuing operations of $16.4 million, or $0.47 per basic share and $0.46 per diluted share, in the third quarter of 2002. Income from continuing operations was nearly flat and income from continuing operations per diluted share was unchanged. Results for income from continuing operations for the third quarter of 2003 were driven primarily by the factors discussed above.

Net income in the third quarter of 2003 was $16.4 million, or $0.46 per basic share and $0.45 per diluted share, compared with net income of $18.5 million, or $0.53 per basic share and $0.52 per diluted share, in the third quarter of 2002. Net income included a loss of $0.3 million, net of taxes, from discontinued operations in the third quarter of 2003 and a gain of $2.1 million, net of taxes, from discontinued operations in the third quarter of 2002. See Note 6 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Comparison of Nine Months Ended September 30, 2003 and 2002

On a year to date basis, net revenues of $829.1 million increased 4.2 percent from last year’s revenues of $795.8 million. Excluding the $11.1 million in revenues in 2002 from businesses that were subsequently exited (see Note 8 to the Consolidated Financial Statements), net revenues increased 5.7 percent, driven by revenue growth in the Company’s DS&IM segment, as discussed below. For the year to date period, U.S. revenues totaled $388.7 million, or 47 percent of worldwide revenues, compared with $408.5 million, or 51 percent, from a year ago. Non-U.S. revenues totaled $440.4 million, or 53 percent of worldwide revenues, compared with $387.3 million, or 49 percent, from a year ago.

DS&IM revenues for the first nine months of 2003 increased 5.6 percent to $789.1 million from $747.0 million a year ago. This increase was driven by volume increases of approximately 12 percent and the effect of a positive currency exchange rate translation comparison of approximately four percent. The volume and currency translation benefits were partially offset by price declines of approximately 10 percent. As noted above, pricing changes can be made in part due to changes in foreign currency exchange rates. Significant volume increases occurred in Latin America, Asia and Canada. For the period, growth was especially strong in the Company’s existing optical media business and optical media sales through GDM as well as in Ultrium, SDLT and 9940 tape cartridges.

Specialty Paper revenues for the first nine months of 2003 were $40.0 million as compared with $39.1 million a year ago. Excluding $1.6 million in revenues in 2002 for videodisc replication, which was closed at the end of the first quarter of 2002 (see Note 8 to the Consolidated Financial Statements), revenue grew 6.7 percent. This growth was driven by increases in private label sales, Imation branded xerographic paper sales and contract manufacturing.

Gross profit was $246.3 million, or 29.7 percent of revenues, for the first nine months of 2003. This compared with $242.3 million, or 30.4 percent of revenues, a year ago. The decrease of 0.7 percentage points was primarily due to the expected product mix change toward optical.

Selling, general and administrative (SG&A) expenses for the first nine months of 2003 were $124.1 million or 15.0 percent of revenue, compared to $133.6 million or 16.8 percent of revenue for the same period a year ago. The year over year 1.8 percentage point decrease in SG&A as a percent of revenues was primarily driven by the Company’s efficient cost structure in all geographic areas.

Research and development costs for the first nine months of 2003 were $40.9 million, or 4.9 percent of revenues, as compared to $36.8 million, or 4.6 percent of revenues for the prior year. The increased spending was related to investments in emerging new format areas.

Operating income for the first nine months of 2003 was $82.3 million, or 9.9 percent of revenues, as compared to $80.3 million, or 10.1 percent of revenues, for the same period last year. The third quarter of 2003 benefited from the settlement of a litigation matter in Spain (see Part II, Item 1, Legal Proceedings in this Form 10-Q for additional details) while the 2002 total included a $6.4 million net pre-tax gain from litigation settlements and a $2.0 million pre-tax reversal of earlier restructuring charges. The year over year increase in operating income was due to the factors discussed above.

Other income for the first nine months of 2003 was $3.1 million, as compared with net other income of zero for the same period last year. The year over year increase was primarily due to the write-off of the Company’s $3.0 million investment in DataPlay, Inc. in the third quarter of 2002.

The tax rate for the first nine months of 2003 was approximately 33 percent, down from approximately 35 percent for the same period in 2002. The lower full-year expected rate for 2003 is driven primarily by tax benefits resulting from favorable changes in the geographic mix of earnings.

Income from continuing operations for the first nine months of 2003 was $57.1 million, or $1.61 per basic share and $1.58 per diluted share, as compared to $52.2 million, or $1.50 per basic share and $1.47 per diluted share, for the first nine months of 2002. Results for income from continuing operations for 2003 were driven primarily by the factors discussed above.

Net income in the first nine months of 2003 was $57.3 million, or $1.61 per basic share and $1.58 per diluted share, compared with net income of $56.8 million, or $1.63 per basic share and $1.60 per diluted share, in 2002. Net income includes $0.2 million, net of taxes, from discontinued operations in 2003 and $4.6 million, net of taxes, from discontinued operations in 2002. See Note 6 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Impact of Changes in Foreign Currency Rates

Changes in foreign currency exchange rates in the first nine months of 2003 positively impacted worldwide revenues by approximately four percent due to favorable translation. The impact on profits is more difficult to determine due to the influence of other factors that are also impacted by currency rate changes, including local offsetting expenses and pricing declines that over time work to offset translation benefits. For example, the Company has experienced increased price erosion internationally as the dollar weakened. In addition, the weak dollar negatively impacts some regional business activity. The Company’s objective is to hedge a portion of the Euro operating income exposure through the purchase of currency options, which protects operating income against downside risk but enables it to capture upside benefits from favorable translation (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q).

Financial Position

Accounts receivable days sales outstanding was 47 days as of September 30, 2003, up four days from December 31, 2002. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable balance. The increase in days sales outstanding was driven by growth in optical sales, which tend to carry longer terms than other products. Days of inventory supply was 80 days as of September 30, 2003 compared to 70 days as of December 31, 2002. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in days of inventory supply was primarily due to the higher value of outsourced optical products to meet anticipated customer demand.

Increases in accounts receivable of $35.7 million and inventories of $24.6 million were driven by the factors noted above. The decrease in other current assets of $21.5 million was primarily related to the Kodak settlement (see Note 6 to the Consolidated Financial Statements). Other assets decreased $16.8 million, primarily due to a decrease in deferred income taxes.

The increase in accounts payable of $34.8 million was driven primarily by growth in the Company’s optical business, which carry longer supplier payment terms. The decrease in other current liabilities of $60.0 million was driven primarily by the Kodak settlement (see Note 6 to the Consolidated Financial Statements) as well as decreases in income taxes payable and restructuring reserves.

Critical Accounting Policies and Estimates

For further discussion, see the “Critical Accounting Policies and Estimates” section in Item 7 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Liquidity and Capital Resources

Cash provided by operating activities was $50.8 million in the first nine months of 2003. The major driver was net income as adjusted for non-cash items of $101.4 million, offset by working capital usages of $46.9 million. Net income as adjusted for significant non-cash items includes net income of $57.3 million, adjusted for depreciation and amortization of $28.3 million and deferred income taxes of $16.8 million. The working capital usages in 2003 were driven by a $19.5 million increase in inventory, payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million, the Company’s settlement with Kodak resulting in a net $9.0 million usage of working capital (see Note 6 to the Consolidated Financial Statements) and payments related to restructuring programs of $4.8 million. The $29.2 million increase in accounts receivable, driven by the increase in optical sales growth, was mostly offset by an increase in accounts payable of $32.2 million, which is also associated with the optical growth.

For the first nine months of 2002, cash provided by operating activities was $81.8 million. The major driver was net income as adjusted for non-cash items of $107.8 million, offset by working capital usages of $30.3 million. Net income as adjusted for significant non-cash items includes net income of $56.8 million adjusted for deprecation and amortization of $29.2 million and deferred income taxes of $30.2 million, less $8.4 million of restructuring and litigation benefits. Working capital usages in 2002 were primarily for payments related to restructuring programs of $17.6 million and payments for broad-based employee incentive compensation plans related to full year 2001 performance of $13.8 million.

Cash used by investing activities was $75.5 million in the first nine months of 2003 and $29.9 million in the first nine months of 2002. Investing activities primarily relate to capital spending for both periods. The increase in capital expenditures is primarily due to the ongoing construction of advanced media coating capabilities in the Company’s Weatherford, Oklahoma facility, as discussed below. The Company also put approximately $15 million in escrow in the third quarter of 2003 related to its expected purchase of certain assets and intellectual property relating to removable data storage tape media from EMTEC Magnetics GmbH (see Note 11 to the Consolidated Financial Statements for additional details). This escrowed cash is reflected as an investing activity in the Company’s Consolidated Statement of Cash Flows.

Cash used in financing activities was $10.9 million in the first nine months of 2003 and $6.9 million in the first nine months of 2002. Cash usages in 2003 were driven by share repurchases of $14.7 million, dividend payments of $5.7 million and repayment of short term debt of $4.5 million, offset by cash inflows of $12.1 million related to the exercise of stock options. Cash usages in 2002 were driven by share repurchases of $9.9 million and repayment of short term debt of $7.4 million, offset by cash inflows of $7.1 million related to the exercise of stock options.

As of September 30, 2003, the Company does not have any debt, down from total debt (all short term) of $4.5 million at December 31, 2002. The Company has a Loan and Security Agreement (the Loan Agreement) with a group of banks. The Loan Agreement provides for revolving credit, including letters of credit, with borrowing availability based on eligible accounts receivable, inventory, and manufacturing machinery and equipment, not to exceed $100 million. The Loan Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the London Interbank Offering Rate (LIBOR), plus a margin based on the Company’s interest expense coverage. The margins over a defined prime rate and LIBOR range from zero to 0.5 percent and 1.25 to two percent, respectively. Letter of credit fees are equal to the LIBOR range from zero to 0.5 percent and 1.25 to two percent, respectively. Letter of credit fees are equal to the LIBOR margins and a commitment fee of 0.375 percent per annum is payable on the unused line. The Loan Agreement is collateralized by substantially all the domestic assets of the Company, excluding the corporate campus land and buildings, and a pledge of 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum tangible net worth of $450 million and borrowing base availability of $20 million, with certain restrictions on the incurrence of additional indebtedness, sale of assets, mergers and consolidation, transactions with affiliates, creation of liens, and certain other matters. Borrowing availability reported as of September 30, 2003 was $59.5 million under the Loan Agreement. No borrowings were outstanding under the Loan Agreement and the Company was in compliance with the covenants under the Loan Agreement as of September 30, 2003. The Loan Agreement expires December 31, 2003.

In 1999, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock. The Company repurchased 430,000 shares during the first nine months of 2003. As of September 30, 2003, the Company had repurchased 7.7 million shares under this authorization and held, in total, 7.3 million shares of treasury stock acquired at an average price of $22.40 per share.

In 2002, the Company’s Board of Directors authorized $49.0 million in capital expenditures to develop advanced media coating capabilities in the Company’s Weatherford, Oklahoma facility, expected to be completed in 2004. While the capital expenditures started in the fourth quarter of 2002, the vast majority of the expenditures will occur in 2003. The 2003 portion of the investment is reflected in the Company’s outlook for 2003 capital spending.

The Company ended 2002 with an aggregate unfunded status of its defined benefit pension plans of $47.6 million, representing an excess of projected benefit obligations over plan assets. This was due to the impacts of financial market performance on plan assets as well as lower interest rates in 2002. Based on the relationship of the unfunded accumulated benefit obligations to amounts accrued in the financial statements, the applicable accounting rules required the recording of a minimum pension liability adjustment. As a result, the Company increased its minimum pension liability adjustment in 2002, which reduced shareholder’s equity by $13 million net of tax. Although not specifically required by statute, the Company estimates contributions will approximate $30 million to fund its pension plans in 2003, depending on asset performance and interest rates. Through the first nine months of 2003, the Company made $15 million in pension contributions.

The Company paid a cash dividend of $0.08 per share, or $2.8 million, during each of the second and third quarters of 2003. On November 5, 2003, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.08 per share, payable December 30, 2003, to shareholders of record at the close of business on December 15, 2003. Any future dividends are at the discretion of and subject to the approval of Imation’s Board of Directors.

The Company’s remaining liquidity needs for 2003 include: capital expenditures up to approximately $21 million; pension funding of approximately $15 million; tax payments of approximately $7 million; lease payments of approximately $3 million; payments related to restructuring of approximately $2 million; and any amounts associated with dividend payments and the repurchase of common stock under the authorizations discussed above. In addition, the Company will likely make a payment to EMTEC of approximately $7.5 million in the fourth quarter of 2003. The $7.5 million is currently in restricted cash that was classified as Other Current Assets on the Company’s Consolidated Balance Sheet in the third quarter of 2003 (see Note 11 to the Consolidated Financial Statements). The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company. Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including the use of special purpose entities, nor does it have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

Forward-Looking Statements and Risk Factors

The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current outlook for fiscal year 2003, and are subject to the risks and uncertainties described below.

•	The typically seasonally strong fourth quarter is targeted to deliver higher revenues and margins compared with the third quarter of 2003.

•	For the fourth quarter, DS&IM segment revenue is targeted to grow nine to 13 percent over the fourth quarter of 2002 to a range of $285 million to $295 million resulting in $1.07 billion to $1.08 billion for the full year revenues, representing approximately seven to eight percent growth over 2002.

•	Fourth quarter operating income is targeted to be in the range of $23 million to $27 million, resulting in full year 2003 operating income in the range of $105 million to $109 million.

•	Fourth quarter earnings per share (EPS) from continuing operations is targeted to range between $0.45 and $0.52 bringing full year 2003 EPS from continuing operations to a range between $2.03 and $2.10.

•	Gross margin is targeted to be in the range of 29 to 30 percent of revenue for the full year.

•	Research and development spending is targeted to be approximately five percent of revenues for the full year.

•	Selling, general and administrative spending is targeted to be approximately 15 percent of revenues for the full year.

•	The tax rate is targeted to be 33 percent for the year.

•	Capital spending is targeted to be up to $75 million for the year.

•	Depreciation and amortization is targeted to be approximately $38 million to $40 million for the year.

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

The Company wishes to caution investors not to place undue reliance on any such forward looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are continuing uncertainty in global economic and political conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, the Company’s ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, the Company’s ability to achieve the expected benefits in a timely manner from the Moser Baer relationship including the Global Data Media joint venture, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, the ability of the Company to manufacture or source certain high demand products at competitive cost and adequate amounts, the ready availability and price of energy, the market acceptance of newly introduced offerings, the rate of decline for certain existing products, as well as various factors set forth under the caption “Risk Factors” in Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2002, and in the Company’s other filings with the Securities and Exchange Commission.

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

As of September 30, 2003, the Company had $140.6 million notional amount of foreign currency forward and option contracts of which $89.0 million hedged recorded balance sheet exposures. This compares to $144.7 million notional amount of foreign currency forward and option contracts as of June 30, 2003, of which $82.3 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in quarter-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of September 30, 2003 by $9.8 million.

Item 4. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2003, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, William T. Monahan, and the Vice President, Corporate Controller*, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

During the fiscal quarter ended September 30, 2003, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

* Pursuant to a Board of Directors resolution adopted on August 6, 2003, Mr. Zeller has assumed the Chief Financial Officer function with respect to preparation of financial statements and SEC filings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and to Part II, Item 1, “Legal Proceedings” included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 2003.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2003, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of September 30, 2003 would not be material to the Company’s financial position.

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

The Company is vigorously defending the action. Factual discovery is now complete. On May 6, 2003, the Company served reports of testifying expert witnesses, who conclude that HP 400 film was appropriately designed and manufactured and was fit for use in single use cameras, including reloaded single use cameras. The Company’s experts agree that the damage to the film was caused by a combination of chemical fumes, excess moisture, and excess heat occurring after the film was delivered to Jazz Photo. They conclude that Jazz Photo was responsible for the damage because it failed to put in place a quality control system consistent with industry norms and failed to comply with manufacturer instructions and industry standards concerning protecting film from heat, humidity, and chemical fumes. Also on May 6, 2003, the Company served the report of a financial expert who concludes that the plaintiff’s financial analysis is fundamentally flawed. Both sides filed rebuttal expert reports and have taken expert depositions. A pre-trial conference was held on October 30, 2003.

On October 2, 2003, the Company filed a motion for summary judgment dismissal of the entire case against it. On the same date, Jazz Photo filed a motion for partial summary judgment in its favor on its New Jersey racketeering and consumer fraud claims. Decisions by the Court on these motions is pending.

The St. Paul Fire and Marine Insurance Co. (St. Paul) has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. In the third quarter of 2003, the Company recorded after-tax expenses of $0.3 million in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. In the second quarter of 2003 the company recorded a similar after-tax expense of $0.6 million in discontinued operations. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by Cigna and AIG. The dispute regarding coverage under the St. Paul and Cigna policies has been stayed pending resolution of the Jazz Photo litigation.

On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company will proceed despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Fuji has brought a motion seeking an order for the appointment of a Chapter 11 trustee pursuant to 11 USC § 1104, on grounds of fraud, dishonesty or, in the alternative, incompetence and gross mismanagement by those currently controlling Jazz Photo. That motion was argued before the United States Bankruptcy Judge in New Jersey on October 21, 2003. Further hearings are now scheduled for January 2004. The court-ordered mediation previously scheduled for July 15, 2003 in the Company’s case with Jazz Photo was postponed pending a decision on Fuji’s trustee motion.

The Company was a defendant in a lawsuit filed in Court of First Instance Num. 5 in Madrid by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999. Prior to July 2003, there was an agreed upon levy assessed on all CDR-Audio discs sold in Spain but no agreement had been reached regarding an applicable levy for CDR-Data discs. The Spanish collecting society filed a lawsuit against the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio disc sales should also apply to CDR-Data disc sales. A judgement was rendered by a Court of First Instance in Madrid on November 28, 2002 which required the Company’s affiliate, Imation Iberia S.A., to provide an accounting of CDR-Data discs that were sold in 1998 and 1999 which may be subject to CDR levies. The Company appealed this judgement. In July 2003, an agreement for the payment of levies on CDR-Data discs was reached in Spain between the collecting society and the industry association (in which the Company is an active member). The agreement anticipates that the member companies of the industry association will enter into individual agreements with the collecting society containing the terms agreed to between the industry association and the collecting society. Pursuant to terms of the agreement between the industry association and the collecting society, the Company entered into an agreement with the collecting society and began to pay levies on CDR-Data discs sold in Spain on a going-forward basis as of September 1, 2003. In accordance with this agreement, there will be no payment of levies for sales of CDR-Data discs in Spain prior to September 1, 2003. Based upon the agreement between the parties, in October 2003, the appellate court dismissed the appeals, with prejudice, filed by the collecting society and the Company. In the second quarter of 2002 the Company recorded a $1.0 million charge in the Litigation Settlement line of its Consolidated Statement of Operations. This amount was reversed in the third quarter of 2003.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

           The following documents are filed as exhibits to this Report.

3.2	Amended and Restated Bylaws of the Company (amended with respect to Article II, Section 7 in light of changes to Delaware Corporations Law regarding availability of shareholder lists)

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

           A Form 8-K Current Report dated July 24, 2003 was furnished relating to the Company’s second quarter earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.

(REGISTRANT)

Date: November 6, 2003	By:	/s/ Paul R. Zeller

Paul R. Zeller
Vice President,
Corporate Contoller*

* Pursuant to a Board of Directors resolution adopted on August 6, 2003, Mr. Zeller has assumed the Chief Financial Officer function with respect to preparation of financial statements and SEC filings.

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Amended and Restated Bylaws of the Company (amended with respect to Article II, Section 7 in light of changes to Delaware Corporations Law regarding availability of shareholder lists)

15.1	An awareness letter from the Company’s independent accountants regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002