Form 10-K
period 2003-12-31
IMATION CORP
filed 2004-03-01
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

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

      Aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of $37.82 as reported on the New York Stock Exchange on June 30, 2003: $1,345.1 million.

      The number of shares outstanding of the Registrant’s common stock on February 26, 2004 was 35,340,555.

DOCUMENTS INCORPORATED BY REFERENCE

      Selected portions of Registrant’s Proxy Statement for Registrant’s 2004 Annual Meeting are incorporated by reference into Part III.

PART I

Item 1.	Business.

General

      Imation Corp. (Imation or the Company), a Delaware corporation formed in 1996, develops, manufactures, sources and markets recordable magnetic and optical removable data storage media products, categorized under the Standard Industrial Classification (SIC) code as “3695; Magnetic and Optical Recording Media” or the North American Industry Classification System (NAICS) code as “334613; Magnetic and Optical Recording Media Manufacturing,” for users of digital information technology in more than 100 countries around the world.

      The Company was formed in a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. Since the spin-off, the Company has divested most of the non-data storage businesses, consolidated warehouses and physical infrastructure it inherited with the spin-off, invested in information systems, and focused the basic operational infrastructure to support the Company more efficiently. Divestitures within the last three years include: 1) the color proofing and color software business that comprised most of the Color Technologies segment sold on December 31, 2001 to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG), and 2) the Digital Solutions and Services (DSS) business that provided field service on Imation and other Original Equipment Manufacturers’ (OEMs) hardware devices, manufactured microfilm aperture cards and sold document imaging consumables and hardware systems. The North America DSS business was sold effective August 30, 2002 to DecisionOne Corporation while the remaining DSS businesses outside North America were closed or sold by September 30, 2002 (see Note 3 to the Consolidated Financial Statements).

      Following its divestitures, the Company is now almost singularly focused on the removable data storage media industry (see Figure #1). The Company has a long history in this industry dating from 1947, when this business was started by 3M Company, resulting in the first commercialized data storage tape introduced in 1953. The Company’s vision is to be the worldwide leader in removable data storage, to be the most trusted source for digital data storage by consumers and businesses alike, and to be recognized as an independent expert in digital information back-up, archive, and protection. Key elements of the Company’s strategy are as follows:

•	Strengthen and grow the core removable data storage media business;

•	Offer a broad and comprehensive portfolio of products across different customer applications of the market where it competes;

•	Leverage existing infrastructure to support growth initiatives;

•	Expand into business areas that are closely adjacent to the core removable data storage media business;

•	Develop and enhance manufacturing, supply chain and sourcing capabilities to provide optimum total delivered cost and product quality;

•	Leverage broad and successful relationships with leading OEMs, customers, and distribution channels;

•	Increase market penetration for U.S. government sales;

•	Increase market penetration for U.S. and international commercial and consumer sales; and

•	Maintain and extend technology capabilities in key areas, including precision tape coating, cartridge design and manufacturing, servo-writing, and advanced optical storage technologies.

      Historical results are reported by the Company for four business segments: Data Storage and Information Management (DS&IM), Specialty Papers, Color Technologies, and Digital Solutions and Services (DSS) outside of North America. As noted in Note 3 to the Consolidated Financial Statements, the North America DSS business was sold on August 30, 2002 and was reclassified as discontinued operations for all periods presented. The DSS businesses outside of North America, which were sold or closed by September 30, 2002, remained in the presentation of continuing operations as did the Color Technologies business sold as of December 31, 2001 (see Notes 3 and 11 to the Consolidated Financial Statements). For 2003, the Company’s operations consisted of two segments, DS&IM and Specialty Papers.

      Approximately 54 percent of the Company’s revenues are derived from international sales in over 100 countries outside the U.S. Financial information by segment and geographic region can also be found in Note 11 to the Consolidated Financial Statements.

Figure #1

DS&IM, Specialty Papers & Other Revenue

*	Other includes previously divested businesses that are still included in continuing operations.

Data Storage and Information Management (DS&IM)

Industry Background

      The Company competes within the global information technology (IT) industry. Specifically, the Company develops, manufactures, sources, and markets removable data storage media for organizations and individuals that must store, retain and protect vital digital information. The Company’s primary products include magnetic tape cartridges, magnetic diskettes and recordable optical disks. The need to capture, manipulate, store and protect ever-larger amounts of this digital information is driving demand for a variety of data storage media formats that are differentiated by total storage capacity, reliability, data transfer rates, cost, portability, permanency, and physical media size. According to various industry analysts and Company estimates, the total global data storage market, including hardware and services, is estimated to be in excess of $70 billion. Removable media provide certain advantages due to their portability, low overall cost of ownership, and scalability, which make the removable media market an attractive market. The removable storage media market is estimated to exceed $7 billion, which includes the removable flash memory market where the Company has not competed through 2003. The Company’s market share in the removable media storage sectors where it directly competes is estimated to be 18 percent.

      There are many diverse ways to store digital information, depending on the application and the amount of information to be retained. In a commercial environment, decisions about the kind of data storage platform to use depend on a multitude of factors including storage capacity, access speed, performance, scalability, portability, compatibility with other components, and total cost. For example, “live” data that is directly accessed and manipulated typically will be treated differently than data which is copied for purposes of back-up or archiving. As a result, storage implementations in a commercial environment typically include more than one platform and media format.

      The demand for removable data storage media is driven by the rapid growth of digital information, a trend that has accelerated with the emergence of the digital economy where increasing quantity and diversity of information is created and managed digitally. As data storage hardware, software, and transmission networks continue to deliver improved cost/performance, new and expanded applications have emerged that require the creation of larger, more complex sets of data and larger databases to more efficiently support critical business processes. With business data reaching across multiple locations, data security, archiving and reliable backup have become critical business processes. In addition, there has been heightened awareness of the risks of catastrophic data loss and new requirements for record retention, causing an increase in data backup and retention practices at many organizations. As pervasive use of the Internet becomes the norm for both business and individuals, information important to users is created and stored in digital formats with greater frequency and in ever-larger amounts. As the size and price of consumer electronics devices continue to shrink, the need to store music, video and photography on a variety of digital media continues to grow rapidly.

Application Areas and Products

      There are many removable storage formats, in both magnetic and optical technologies, ranging from tape cartridges and diskettes to CDs and DVDs. Removable data storage products such as those offered by the Company allow the customer to easily expand capacity, and provide data transportability, data management, and data security at a significantly lower relative cost than fixed disk storage. The Company develops, manufactures, sources, and markets removable data storage media products in nearly every capacity range a user may require — from 2 megabyte to hundreds of gigabytes or from data that could occupy one book up to data occupying thousands of libraries. The Company’s data storage media products are used across all major application areas — enterprise data centers, the network server environment at both the mid-range and entry-level, and personal storage applications for both consumer electronics devices and desktop or laptop computers.

      The digital economy, as discussed above, is at a different level of development and penetration in different geographies. As a result, growth rates will typically vary in different application areas and product categories in different parts of the world.

      Data Center — Imation is the leading supplier of magnetic tape cartridges to large data centers worldwide. Large data centers are found in a wide variety of industries, including financial services, geophysical exploration, transportation, government, and telecommunications. In the data center, Imation’s products are used in both mainframe and open systems environments, in large data libraries for back-up, business and operational continuance planning, near-line data storage and retrieval, cost-effective mass storage, and archival storage. Imation’s tape cartridges are often used in an automated tape library that can either be direct-attached storage or part of networked storage infrastructure such as a Storage Area Network (SAN). Enterprise level tape storage cartridges are used to store large amounts of data — up to 400 gigabytes (GB) of data on some cartridges and data transfer rates as high as 40 megabytes (MB) per second. Imation is the exclusive manufacturer of certain cartridges used in enterprise-class applications including BlackWatch™ 9840 and 9940 cartridges developed for use with StorageTek drives, and BlackWatch 3480, 3490, 3590, and 3590E cartridges, developed for use with IBM drives.

      Network Server — Imation manufactures and distributes data tape cartridges for the wide variety of tape drives that are used in the network server environment, providing back-up, archive, and near-line storage in open systems environments. For mid-range to high-end network servers, Imation’s BlackWatch DLTtape IV and BlackWatch SuperDLTtape cartridges are used in DLT and SDLT tape drives sold by several drive manufacturers. BlackWatch Ultrium™ cartridges are used in Linear Tape Open drives manufactured by IBM Corp. (IBM), Certance LLC, and Hewlett-Packard Company (HP).

      Small-Medium Business — Imation also manufactures and distributes data tape cartridges for small to mid-sized businesses, primarily for back-up and archival applications. Imation cartridges work with tape drive systems that support the major operating environments including Unix, Linux, and Microsoft Windows® NT. Imation cartridges include Travan™ tape cartridges for use with Certance Travan drives, and SLR tape cartridges for use with drives sold by Tandberg Data ASA (Tandberg). Imation also distributes VXA and other cartridges for use with Exabyte tape drives.

      Personal Storage Applications — In the personal storage media sector, businesses and consumers use Imation’s broad range of digital storage media to store business information, spreadsheets, presentations, digital photos, data, music, and more. Imation products provide storage media capacities ranging from 1.44MB diskettes to 650 MB CD-R (recordable) and CD-RW (re-recordable) optical disks to 9.4GB DVD optical disks.

      The installed base of tape drives globally has been estimated by various market researchers to range between 16 million and 25 million units. This substantial installed base of tape drives presents a recurring revenue opportunity for much of the Company’s tape products. The application areas described above are overlapping with no definitive boundaries. The Company’s products are frequently used in more than one environment, depending on the specific customer need for functionality or capacity. In addition, the way these application areas are defined frequently changes as storage capacities and functionality needs increase. The following chart is intended to represent the Company’s data storage media offerings on a continuum of capacities and typical applications:

Customers

      As described above, the Company’s products are used by business customers in a variety of industries and by individual consumers. The Company’s removable data storage products and accessories are produced in multiple formats, including both magnetic and optical, across a wide spectrum of data storage drives, many with multiple manufacturers. The products are also often used in more than one storage environment, depending on the needed capacity. No one customer constituted 10 percent or more of the Company’s revenues in 2003.

      The Company works with Original Equipment Manufacturers (OEMs) which develop tape drives for differing customer applications in various market sectors. Significant OEMs include StorageTek Technology Company (StorageTek), IBM, HP, Exabyte Corp. (Exabyte) and Tandberg. StorageTek and IBM are both customers of and OEM partners with the Company. As described above, the Company is the sole source of supply for tape cartridges for use with StorageTek and IBM drives used in the high end data center. The development of future formats with key OEMs, such as StorageTek and IBM, is critical to the Company’s future success and the loss of such a relationship could have a material effect on the Company’s business. During the past year, the Company announced it had entered into a joint development agreement with StorageTek for their next generation of automated tape drives. The Company believes it is well positioned to maintain its relationship as a key media development partner with important OEMs.

Competition

      The global markets for the Company’s products are intensely competitive and subject to continuous pricing pressure, frequent product performance improvement, and rapid technological change. Removable magnetic and optical media competes to some extent against other forms of data storage, including hard disk and solid state (semi-conductor based) flash memory. Hard disk storage typically has been used for on-line applications whereas removable storage has been used for near-line and off-line applications such as back-up and archive, and in various consumer applications.

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

      The Company’s primary competitors in the removable data storage market include Fuji Photo Film Co., Ltd., Hitachi Maxell, Ltd., Memorex, Inc., Verbatim Corporation, TDK Corp., and Sony Corp. In addition, the Company has various agreements with other companies such that it is possible to be, at various times, a competitor of, supplier to, or customer of those companies. While these companies compete in the removable media market, they do not generally report financial results for these businesses on a stand alone basis. Therefore it is difficult for the Company to estimate its relative market share. However, the Company uses a variety of industry sources to estimate market size and share and estimates that in 2002, the latest period for which data is available, it held more than 18 percent of the total market sectors in which it competes for removable media, one to two percentage points greater than its nearest competitor. The Company’s market share in 2001 was estimated to be 15 to 17 percent.

Joint Ventures, Alliances and Acquisitions

      The Company has engaged in a variety of transactions from time to time with other companies, including acquisitions, licensing, distribution, joint venture and joint development agreements in order to expand its presence in various market sectors. Such transactions since the beginning of 2003 include the following.

•	A series of agreements with Moser Baer India Ltd. (MBI) that established MBI as a significant, non-exclusive source for Imation’s optical media products and created a joint venture marketing company for optical media products, Global Data Media (GDM). Imation holds a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder, Imation consolidates the results of the joint venture in its financial statements (see the Company’s Consolidation policy in Note 2 to the Consolidated Financial Statements). MBI brings its optical manufacturing capacity and product development capability to this series of agreements. Imation brings intellectual property and licensing rights in optical products, process technology know-how and global distribution capability.

•	A joint development agreement with StorageTek to develop and manufacture enterprise-class tape storage media to support StorageTek’s next generation tape drives.

•	A distribution agreement with Exabyte that establishes Imation as the exclusive worldwide distributor of Exabyte brand media products.

•	A license agreement with Roxio Corp., parent company to Napster, that establishes Imation as the exclusive distributor of Napster-branded optical media products in North America. In addition to the exclusive distribution agreement, Imation will also provide sales, marketing and distribution services for Napster-branded blank CD and DVD products.

•	A five year extension of an existing agreement with IBM to manage and deliver after-market data storage media distribution services for IBM worldwide that establishes Imation as a key distributor of IBM brand media products, providing sales, marketing, distribution, and management services.

•	An agreement with HP on the sourcing, sales, marketing, logistics support and product distribution of HP brand CD-R, CD-RW, DVD+R and DVD+RW optical media products marketed in Europe, the Middle East and Africa.

•	An agreement, expected to close in 2004, to purchase certain assets and intellectual property relating to half-inch legacy tape products, such as 3480, 3490E and 9490EE tape cartridges, from EMTEC Magnetics GmbH, an insolvent German-based manufacturing subsidiary of EMTEC International Holding GmbH.

     Marketing and Distribution

      Imation’s data storage products are sold through a combination of distributors and value-added resellers, OEMs, and retailers. World-wide, approximately 64 percent of revenues come from distributors, 21 percent from OEMs and

15 percent from the retail channel. The Company maintains a sales force of approximately 250 representatives to service this distribution network around the world.

      Approximately 56 percent of the Company’s data storage revenues come from sales outside the United States, primarily through subsidiaries, sales offices, distributors and relationships with OEMs throughout Europe, Asia, Latin America, and Canada.

     Manufacturing

      The Company manufactures data storage products at its facilities located in the U.S. at plants in Camarillo, California; Tucson, Arizona; Wahpeton, North Dakota; and Weatherford, Oklahoma. All of these manufacturing facilities are certified to ISO 9001:2000 quality standards. The Company manufactures most of the components for its magnetic data storage products, including magnetic tape and plastic components, but sources some material from outside suppliers. Through the end of 2003, the Company spent approximately $45 million in capital to design and build a new facility, with state-of-the-art tape coating capability, at its Oklahoma plant. In 2004, the Company expects to spend less than $10 million in capital, excluding any potential start-up costs associated with bringing the new coater on-line, to complete the project. The new coating facility is expected to begin operation by the end of the second quarter of 2004. While the Company manufactures most of its own magnetic tape products, the Company does not manufacture the vast majority of the optical media products it sells. Most optical products are sourced from manufacturers outside the U.S.

      The manufacture of high quality, competitive removable data storage media requires exacting manufacturing process steps with precise physical, electrical, and chemical tolerances as well as significant technical expertise in several areas including coating process, servo-writing, media and component design, fine particle dispersion, plastic injection molding, automated high volume assembly, and magnetic and optical physical and material science. To manufacture magnetic media, a thin plastic film material is coated precisely and uniformly with a magnetic dispersion solution. To meet the market requirements for future advanced tape media products with higher data transfer rates, greater data density, and faster tape speeds, the Company must produce tape coated with smaller particle sizes, increasing uniformity and surface smoothness, and greater bit and track density on thinner substrates. Significant experience is required to keep pace with these requirements and the technical expertise within its manufacturing and engineering organization is viewed as a critical element of the Company’s overall competitiveness. The Company employs certain critical process technology, intellectual property, and technical know-how in the manufacture of its magnetic data storage media and invests to maintain research and development facilities and pilot manufacturing lines for potential future products in both magnetic and optical media. The Company believes its application of key proprietary design and manufacturing technologies in the production of its media provides it with a competitive edge for certain products. The Company relies upon the availability of experienced and skilled personnel and invests in both R&D and capital equipment in order to successfully develop, manufacture and source magnetic and optical media that meet market requirements.

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

     Raw Materials and Other Purchased Products

      The principal raw materials the Company uses for the manufacture of data storage products include plastic resins, polyester films, magnetic pigments, specialty chemicals, and solvents. The Company makes significant purchases of these and other materials and components used in the manufacturing operations from many domestic and foreign sources. There are two sources of supply for the base film and two for the MP (metal particulate) pigments on which the industry relies. If supply were disrupted for any of these key materials, the business of the Company and its competitors could be negatively impacted. The Company does rely on certain partners as sole suppliers for components used in its manufacturing processes. The loss of these certain suppliers could have a material impact on the business.

      The Company has an agreement to acquire chrome pigments, a key raw material for certain legacy tape formats. As a result of this agreement, the Company believes it has adequate supplies of this raw material for the foreseeable future.

      Except for the instances cited above, the Company is not overly dependent on any single supplier of raw materials. The Company also makes significant purchases of other finished and semi-finished products, including optical media and certain finished tape and tape cartridges, primarily from Asian suppliers. As noted above, during 2003, the Company entered into a non-exclusive sourcing agreement with MBI for certain optical products.

     Specialty Papers

      The Company’s Specialty Papers unit manufactures a wide variety of carbonless paper products that are used to make multi-part business forms at its specialty coating and converting production facility located in Nekoosa, Wisconsin. The Specialty Papers business represented less than five percent of the Company’s total revenues in 2003.

      The Specialty Papers unit has been an innovative leader in the carbonless paper industry for over 40 years, specializing in cut sheet products. These products are used by most industry segments and are distributed through distribution channels including traditional fine paper merchants. The primary competitors to this business include Appleton Papers, Inc. and MeadWestvaco Corporation. The Specialty Papers business also manufacturers private label carbonless paper products and provides contract manufacturing for various third party organizations.

      The Company’s videodisc replication business, which was closed in the first quarter of 2002, was also part of the Specialty Papers segment.

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

     Color Technologies

      Through 2001, the Company was an active participant in the graphic arts industry as a manufacturer and marketer of products and services for the capture, enhancement, management, and transmission of color images. On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to KPG. KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business and paid the Company $50 million in cash. Approximately 500 Imation employees worldwide were transferred to KPG in connection with the transaction, along with the portion of the Company’s Weatherford, Oklahoma plant associated with color proofing (see Notes 3 and 11 to the Consolidated Financial Statements).

Research and Development

      New product development is critical to the Company’s future success and Imation maintains advanced research facilities and invests substantial resources in developing new products, improving existing products and researching potential new technologies for data storage media. The Company’s research and development expenses were $57.0 million, $50.6 million, and $62.1 million, for 2003, 2002, and 2001, respectively, averaging approximately five percent of revenues. The increase in spending from 2002 to 2003 was due to investments in emerging new data storage format areas, while the decline in spending from 2001 to 2002 was due to the divestitures of the color proofing and software business and the DSS business outside of North America. Most of the Company’s research and development spending was focused on the development of existing and future formats of removable magnetic and optical storage media. This includes development of high density metal particulate tape such as the LTO Ultrium and StorageTek next generation tape formats. These advanced formats will deliver increased storage capacity per cartridge through using more advanced metal particulate pigments with smaller particle size, coating thinner layers on thinner substrates and advanced tape handling characteristics within both manufacturing processes and in tape cartridges. R&D spending is also focused on extensions of existing magnetic tape products, and advanced forms of optical storage media (which rely on shorter wavelength laser light and improved optics).

      Imation’s competitive capabilities are dependent upon development and protection of intellectual property. The Company’s proprietary rights are protected through a combination of patents, copyrights, trademarks, and trade secrets. Over the last several years, the Company has had a focused effort to increase its patent portfolio and creation of invention records and filing of patent applications. During 2003, the Company was awarded 34 U.S. patents and at the end of the year held over 330 patents in the U.S. relating to its data storage business, including approximately 120 related to cartridge components, 80 related to optical, 60 related to magnetic tape coating and manufacturing, and 70 related to drive systems. The Company believes that no single patent is material to its overall business. The chart below summarizes the Company’s patent activity for the past five years:

      The Company entered into a joint development agreement with StorageTek in 2003 to develop and commercialize a next generation data storage tape solution for the enterprise data center market. The Company is also engaged in certain programs both on its own and in collaboration with other organizations that are more research in nature and which do not yet have a specific product or product set in the market or soon to be introduced. Examples of these efforts include:

•	a four-year, $11.9 million grant jointly awarded to Imation and several other organizations from the National Institute of Standards and Technology — Advanced Technology Program (NIST-ATP) for development of technologies needed to increase data density of current magnetic tape data systems, and lay the foundation for even greater densities in future tape systems;

•	an investment of up to $3 million for up to a 6.5 percent equity stake in O-Mass, a subsidiary of drive manufacturer Tandberg focused on developing the world’s fastest performing, highest capacity tape drive based on a combination of magnetic and optical technologies;

•	a joint development agreement with InPhase Technologies, to develop proprietary, holographic data storage technology.

International Operations

      Imation’s products are sold in over 100 countries outside the U.S., primarily through subsidiaries, sales offices, distributors and relationships with OEMs in more than 60 countries. Approximately 54 percent of the Company’s total 2003 revenues come from outside the U.S. The Company does not manufacture outside the U.S. Note 11 to the Consolidated Financial Statements shows financial information by geographic region. The chart below breaks out the Company’s 2003 revenues by area:

Employees

      As of December 31, 2003, Imation employed approximately 2,800 people worldwide.

Environmental Matters

      The Company’s operations are subject to a wide range of federal, state, and local environmental protection laws. The Company has remedial activities underway at one of its facilities. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed, and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on the financial results of the Company. In 2003, the Company spent approximately $50,000 on environmental related matters. As of December 31, 2003, the Company had environmental related accruals totaling approximately $0.6 million. The Company believes that its accruals are adequate, though there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company’s accruals.

Executive Officers of the Company

      The executive officers of the Company on February 26, 2004, together with their ages and business experiences, are set forth below.

      William T. Monahan, age 56, is Chairman of the Board, President and Chief Executive Officer, positions he has held since the Company was spun-off from 3M on July 1, 1996. From June 1993 to March 1996, he was Group Vice President responsible for 3M’s Electro and Communications Group, and from May 1992 to May 1993, he was Senior Managing Director of 3M Italy. From September 1989 to May 1992, he was Vice President of 3M’s Data Storage Products Division. Mr. Monahan plans to retire from the Company by the end of 2004.

      Bradley D. Allen, age 53, is Vice President, Corporate Communications and Investor Relations. He has led the Company’s investor relations function since spin-off. From October of 1994 to May of 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics in 1996. Prior to Cray Research, he headed the investor relations function at Digital Equipment Corporation.

      Jacqueline A. Chase, age 50, is Vice President, Human Resources, a position she has held since October 1998. Prior to assuming her current responsibilities she was Director of Human Resources. She has been with the Company since spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M’s legal department. Prior to joining 3M, she was an associate attorney at the law firm of Oppenheimer, Wolff and Donnelly.

      Frank P. Russomanno, age 56, is Executive Vice President and Chief Operating Officer, a position he has held since November 2003. He has been with the Company since spin-off. Prior to assuming his current responsibilities he had various managerial positions within the Company, including President of DS&IM, Vice President and General Manager of Data Storage and Media Services, DS&IM and General Manager of Advanced Imaging Technologies. Prior to joining the Company, he held several management positions with 3M, including European Business Director.

      John L. Sullivan, age 49, is Senior Vice President, General Counsel and Corporate Secretary. He joined the Company in August 1998 from Silicon Graphics, where he most recently was Vice President-General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.

      Colleen R. Willhite, age 47, is Vice President, DS&IM, Manufacturing and Supply Chain, a position she has held since February 2002. She has been with the Company since spin-off. Prior to assuming her current responsibilities she had various managerial positions within the Company, including Corporate Supply Chain Director, Global Application Migration Project Leader, and Operations General Manager, Color Technologies. Prior to joining the Company, she held several management positions with 3M.

      Paul R. Zeller, age 43, is Vice President, Corporate Controller. He was elected to his position as Vice President in February 2000, and has held the Corporate Controller position since May 1998. He has been with the Company since spin-off and held accounting manager and division controller positions with the Company prior to May 1998. Prior to joining the Company, he held several accounting management positions with 3M.

Availability of SEC Reports

      The Company’s website address is www.imation.com. The Company makes available free of charge on or through its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with or furnishes it to the SEC. Materials posted on the Company’s website are not incorporated by reference into this annual report on Form 10-K.

Item 2.	Properties.

      The Company’s headquarters are located in Oakdale, Minnesota. The Company’s major facilities, and the products manufactured at such facilities, are listed below. The Company’s facilities are in good operating condition suitable for their respective uses and adequate for the Company’s current needs.

Facility	Products

United States and Canada
Camarillo, California (owned/leased)*	Data tape manufacturing
Miami, Florida (leased)	Sales/Administrative
Nekoosa, Wisconsin (owned)	Carbonless paper manufacturing
Oakdale, Minnesota (owned)	Headquarters/laboratory facility
Tucson, Arizona (owned)	Data tape manufacturing
Wahpeton, North Dakota (owned/leased)*	Diskette/molding/CD-Rewritable discs/data tape manufacturing
Weatherford, Oklahoma (owned)	Diskette manufacturing and data tape manufacturing**
London, Ontario, Canada (owned)	Sales/Administrative

Europe
Bracknell, United Kingdom (leased)	Sales/Administrative
Cergy, France (leased)	Sales/Administrative
Madrid, Spain (leased)	Sales/Administrative
Neuss, Germany (leased)	Sales/Administrative
Schiphol-rijk, Netherlands (leased)	Sales/Administrative
Segrate, Italy (leased)	Sales/Administrative

Latin America
Mexico City, Mexico (leased)	Sales/Administrative
Santiago, Chile (leased)	Sales/Administrative
Sao Paulo, Brazil (owned)	Sales/Administrative

Asia Pacific
Baulkham Hills, Australia (leased)	Sales/Administrative
Beijing, China (leased)	Sales/Administrative
Guangzhou, China (leased)	Sales/Administrative
North Point, Hong Kong (leased)	Sales/Administrative
Seoul, Korea (leased)	Sales/Administrative
Shanghai, China (leased)	Sales/Administrative
Singapore (leased)	Sales/Administrative
Taipei, Taiwan (leased)	Sales/Administrative
Tokyo, Japan (leased)	Sales/Administrative

      * In December 2003, the Company sold one of the buildings at its Camarillo, California facility in a sale-leaseback transaction and will be leasing back a portion of the building. In 2002, the Company sold one of the buildings at its Wahpeton, North Dakota facility in a sale-leaseback transaction and is leasing the entire facility back.

      ** The Company’s new state-of-the-art tape production line is expected to begin operation at this facility in 2004.

Item 3.	Legal Proceedings.

      The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2003, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results in future periods depending upon the final resolution, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2003 would not be material to the Company’s financial position.

Jazz Photo Corp.

      On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 3 to the Consolidated Financial Statements). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief for both initial purchases and subsequent additional purchases of film. In 2002, the parties continued to litigate the scope of document production and discovery, and depositions began in the third quarter of 2002.

      On February 24, 2003, the Company was served with the reports of Jazz Photo’s testifying expert witnesses in the case (the Jazz Photo Reports). In the opinion of Jazz Photo’s experts as set forth in the Jazz Photo Reports, the alleged damages to Jazz Photo were caused by a combination of heat, moisture, and fumes from packaging materials supplied by Jazz Photo. The Jazz Photo Reports do not contain any opinions that the alleged damages to Jazz Photo were caused by any error by the Company in the manufacture of the film or by damage to the film during shipment to Jazz Photo. The primary opinion set forth in the Jazz Photo Reports is that the film was not fit for Jazz Photo’s particular use or purpose (use in reloaded single use cameras) because the film design made it more vulnerable to a combination of heat, moisture, and chemical fumes than other film products. The Jazz Photo Reports further conclude that the Company should have known that use in reloaded cameras would expose the film to the damaging combination of heat, moisture, and chemical fumes. The Company vigorously disputes this theory of liability and believes that it has meritorious defenses. The Jazz Photo Reports claim alleged out-of-pocket damages of approximately $13 million, lost profits through 2002 of approximately $41 million, and lost future profits of approximately $32 million. The Company vigorously disputes the amount of the out-of-pocket damages claim and vigorously disputes that Jazz Photo has suffered any lost profits as a result of any action by the Company. Any claim for treble damages by Jazz Photo would have to be based on a violation of the New Jersey Racketeer Influenced and Corrupt Organizations Act or the New Jersey Consumer Fraud Act. Even though Jazz Photo has asserted claims under these acts, the Jazz Photo Reports contain no allegation of damages related to the additional purchases of film by Jazz Photo in 1999.

      The Company is vigorously defending the action. Factual discovery is now complete. On May 6, 2003, the Company served reports of testifying expert witnesses, who conclude that the Company’s film was appropriately designed and manufactured and was fit for use in single use cameras, including reloaded single use cameras. The Company’s experts agree that the damage to the film was caused by a combination of chemical fumes, excess moisture, and excess heat occurring after the film was delivered to Jazz Photo. They conclude that Jazz Photo was responsible for the damage because it failed to put in place a quality control system consistent with industry norms and failed to comply with manufacturer instructions and industry standards concerning protecting film from heat, humidity, and chemical fumes. Also on May 6, 2003, the Company served the report of a financial expert who concludes that the plaintiff’s financial analysis is fundamentally flawed. Both sides filed rebuttal expert reports and have taken expert depositions.

      On October 2, 2003, the Company filed a summary judgment motion for dismissal of the entire case against it. On the same date, Jazz Photo filed a motion for partial summary judgment in its favor on its New Jersey racketeering and consumer fraud claims. Decisions by the Court on these motions are pending. The final pre-trial conference was held on October 30, 2003. A settlement conference and hearing on the parties’ summary judgment motions took place on January 22, 2004. Barring summary judgment dismissal or settlement of the case, the trial is scheduled to begin April 12, 2004.

      On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company will proceed despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Fuji has brought a motion seeking an order for the appointment of a Chapter 11 trustee pursuant to 11 USC § 1104, on grounds of fraud, dishonesty or, in the alternative, incompetence and gross mismanagement by those currently controlling Jazz Photo. A decision in that motion is pending

      The St. Paul Fire and Marine Insurance Co. (St. Paul) insured the Company under a primary commercial general liability policy. St. Paul has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. In 2003, the Company recorded $1.3 million after-tax in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by another primary carrier, Cigna and by its excess carrier, AIG. The disputes regarding additional coverage under both the primary and excess policies has been stayed pending resolution of the Jazz Photo litigation.

Spanish Collecting Society

      The Company was a defendant in a lawsuit filed in Court of First Instance Num. 5 in Madrid by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999. Prior to July 2003, there was an agreed upon levy assessed on all CDR-Audio discs sold in Spain but no agreement had been reached regarding an applicable levy for CDR-Data discs. The Spanish collecting society filed a lawsuit against the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio disc sales should also apply to CDR-Data disc sales. A judgement was rendered by a Court of First Instance in Madrid on November 28, 2002 which required the Company’s affiliate, Imation Iberia S.A., to provide an accounting of CDR-Data discs that were sold in 1998 and 1999 which may be subject to CDR levies. The Company appealed this judgement. In July 2003, an agreement for the payment of levies on CDR-Data discs was reached in Spain between the collecting society and the industry association (in which the Company is an active member). The agreement anticipates that the member companies of the industry association will enter into individual agreements with the collecting society containing the terms agreed to between the industry association and the collecting society. Pursuant to terms of the agreement between the industry association and the collecting society, the Company entered into an agreement with the collecting society and began to pay levies on CDR-Data discs sold in Spain on a going-forward basis as of September 1, 2003. In accordance with this agreement, there will be no payment of levies for sales of CDR-Data discs in Spain prior to September 1, 2003. Based upon the agreement between the parties, in October 2003, the appellate court dismissed the appeals, with prejudice, filed by the collecting society and the Company. In the second quarter of 2002, the Company recorded a $1.0 million charge in the Litigation line of its Consolidated Statement of Operations. This amount was reversed in the third quarter of 2003.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      As of February 26, 2004, there were 35,340,555 shares of the Company’s common stock, $0.01 par value (Common Stock), outstanding held by approximately 34,300 shareholders of record. The Company’s Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. In May 2003, the Board of Directors declared the Company’s first dividend payable to holders of Common Stock in the amount of $0.08 per share. The Board of Directors also declared dividends of $0.08 per share of Common Stock in August and November 2003. The Company paid a total of $8.5 million in dividends to shareholders in 2003. On February 4, 2004, the Board of Directors approved a quarterly cash dividend of $0.08 per share, payable March 30, 2004, to shareholders of record at the close of business on March 15, 2004. Any decision to pay future dividends will be made by the Company’s Board of Directors.

      The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on the New York Stock Exchange Composite Transactions.

	2003 Sales Prices		2002 Sales Prices

	High	Low	High	Low

First Quarter	$39.58	$34.21	$26.53	$21.07
Second Quarter	$38.41	$32.25	$31.00	$26.26
Third Quarter	$40.80	$32.65	$33.84	$25.51
Fourth Quarter	$35.78	$32.95	$42.25	$27.64

Item 6.	Selected Financial Data.

Selected Consolidated Financial Data*

	2003	2002	2001	2000	1999

	(In millions, except per share data)
Statement of Operations Data:
Net revenues	$1,163.5	$1,066.7	$1,119.3	$1,171.3	$1,337.2
Gross profit	334.7	327.8	335.4	339.0	408.3
Selling, general and administrative	166.3	176.9	232.0	312.7	280.0
Research and development	57.0	50.6	62.1	64.1	72.5
Litigation	(1.0)	(6.4)	—	—	—
Restructuring and other	(0.7)	(4.0)	48.0	21.8	—
Gain on sale of color proofing and color software business	(11.1)	—	(1.9)	—	—
Loan impairment	4.6	—	—	—	—
Operating income (loss)	119.6	110.7	(4.8)	(59.6)	55.8
Income (loss) from continuing operations before cumulative effect of accounting change	81.8	73.2	(0.8)	(8.7)	37.6
Cumulative effect of accounting change	—	—	—	(3.4)	—
Net income (loss)	82.0	75.1	(1.7)	(4.4)	43.9
Earnings (loss) per common share from continuing operations before cumulative effect of accounting change:
Basic	2.30	2.09	(0.02)	(0.25)	1.01
Diluted	2.25	2.05	(0.02)	(0.25)	1.00
Net earnings (loss) per common share Basic	2.31	2.15	(0.05)	(0.13)	1.18
Diluted	2.26	2.11	(0.05)	(0.13)	1.17
Balance Sheet Data:
Working capital	$541.2	$532.2	$409.7	$395.1	$414.2
Property, plant and equipment, net	226.5	181.5	171.2	200.7	212.8
Total assets	1,172.8	1,119.9	1,053.7	987.6	1,127.6
Long-term debt	—	—	—	—	1.1
Total liabilities	352.5	381.4	398.0	325.4	402.3
Total shareholders’ equity	820.3	738.5	655.7	662.5	725.3
Other Information:
Current ratio	2.8	2.7	2.2	2.4	2.2
Days sales outstanding(1)	46	43	48	48	59
Days of inventory supply(1)	71	70	67	63	76
Return on average assets(2)	7.1%	6.7%	(0.1)%	(0.8)%	3.1%
Return on average equity(2)	10.5%	10.5%	(0.1)%	(1.3)%	5.1%
Dividends per common share	$0.24	$—	$—	$—	$—
Capital expenditures	75.1	42.6	47.0	50.5	64.1
Number of employees(3)	2,800	2,800	3,400	4,300	4,850

*	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for a description of the basis of presentation of the financial information presented in this table.

(1)	1999 excludes the impact of the photo color business, which was sold on August 2, 1999. 2001 excludes the impact of the color proofing and color software business, which was sold on December 31, 2001. 2002 excludes the impact of the North American digital solutions and services business, which was sold on August 30, 2002.

(2)	Return percentages are calculated using income (loss) from continuing operations before cumulative effect of accounting change.

(3)	Years prior to 2002 include employees of subsequently discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

      Imation is a global technology company that derives revenue and profits primarily from the sale of removable data storage media products to both consumers and business. These products range from floppy diskettes and recordable CDs and DVDs to tape cartridges used in small-medium businesses to high capacity tape cartridges used in large automated tape silos in a data center environment. These products are sold in over 100 countries outside the U.S., and approximately 54 percent of the Company’s total 2003 revenues came from outside the U.S. The Company also has a specialty papers business, representing less than five percent of revenue, which manufactures and distributes carbonless paper for use in the creation of multi-part business forms.

      The core data storage market presents attractive growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, pricing pressure on media products, diverse distribution channels, and a large variety of formats for both tape and optical products. The Company is challenged to deliver a broad portfolio of products across diverse distribution channels and geographies and maintain low overall costs. Success in this market is dependent on being early to market with new formats, having efficient manufacturing and supply chain operations, working closely with leading OEM’s (Original Equipment Manufacturers) to develop enhancements to existing and new formats, carrying a broad assortment of products across multiple competing tape drive platforms, and having a broad geographic and market coverage across a variety of distribution channels.

      While the overall removable data storage media industry is a growth industry, the highest revenue growth opportunities over the next three to five years lie outside the Company’s historical core magnetic tape and diskette media businesses. These higher growth markets include newer tape formats in semi-proprietary or open systems environments, recordable optical discs, which currently are more consumer oriented products, and removable flash memory, which the Company has not, to date, marketed. These higher revenue growth opportunities described above provide revenue streams that are, as a rule, at lower gross profit margins than the Company’s historical gross margins on the core magnetic media business. As a result, the Company’s strategy has been to consciously position itself to profitably take advantage of these growth opportunities by establishing strategic sourcing, brand distribution and licensing arrangements which require relatively low capital investments and by implementing a relatively flat and efficient operating structure, which can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenues. For example, while the Company has intellectual property, patents and know-how in optical media, it sources these products from third party manufacturers. The resulting business model can be thought of as a hybrid between a manufacturer and a brand distributor.

      The growth opportunities in the removable data storage media market are also generally higher in emerging markets such as Asia and Latin America than in more established markets in the U.S. and Western Europe. As a result, as the Company pursues growth opportunities in emerging markets, revenues are expected to increasingly be derived from sales outside the U.S.

Results of Operations

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

      The following table sets forth the percentage relationship to revenue of certain items in the Company’s Consolidated Statements of Operations for the years indicated.

				Percentage of dollar increase
Percentage of revenue				(decrease)

2003	2002	2001		2003 vs 2002	2002 vs 2001

100.0%	100.0%	100.0%	Net revenues	9.1%	(4.7)%
28.8	30.7	30.0	Gross profit	2.1	(2.3)
14.3	16.6	20.7	Selling, general and administrative expenses	(6.0)	(23.8)
4.9	4.7	5.5	Research and development expenses	12.6	(18.5)
(0.1)	(0.6)	—	Litigation expenses	n/m	n/m
(0.1)	(0.4)	4.3	Restructuring and other expenses	n/m	n/m
(0.9)	—	(0.1)	Gain on sale of color proofing and color software business	n/m	n/m
0.4	—	—	Loan impairment charge	n/m	n/m
10.3	10.4	(0.4)	Operating income (loss)	8.0	n/m
(0.2)	(0.2)	0.1	Non-operating (income) expense, net	n/m	n/m
3.5	3.7	(0.4)	Income tax provision (benefit)	2.3	n/m
7.0	6.9	(0.1)	Income (loss) from continuing operations	11.7	n/m

n/m: not meaningful

Net Revenues

      Net revenues in 2003, 2002, and 2001 were $1,163.5 million, $1,066.7 million, and $1,119.3 million, respectively. Net revenues increased 9.1 percent in 2003 compared to a 4.7 percent decline in 2002. DS&IM net revenues increased 10.6 percent in 2003. The revenue decline in 2002 was due to the sale of the color proofing and color software business and the closing or selling of all the DSS businesses, offset by a 14.6 percent revenue increase in DS&IM. DS&IM was approximately 95 percent of net revenues for continuing operations in 2003 and 2002 (see discussion of DS&IM results in the Performance by Segments section). Approximately 54 percent, 49 percent, and 48 percent of the Company’s net revenues in 2003, 2002, and 2001, respectively, were from sales outside the U.S.

Gross Profit

      Gross profit for 2003, 2002, and 2001 was $334.7 million or 28.8 percent of revenues, $327.8 million or 30.7 percent of revenues, and $335.4 million or 30.0 percent of revenues, respectively. Gross profit dollars increased in 2003 by $6.9 million from 2002 primarily due to revenue growth while gross profit dollars decreased $7.6 million from 2001 to 2002 due primarily to the divestiture of the color proofing and color software business. The 1.9 percentage point decrease in gross profit margin as a percent of revenue for 2003 was due to a higher mix of lower gross margin products as the Company drove operating earnings growth through its strategic growth initiatives, in line with the Company’s strategy, as noted in the Overview above. The 0.7 percentage point increase in gross profit margin in 2002 was driven by strong volume growth, especially in the business-to-business tape products, that helped lower unit costs, and more than offset the negative 2.8 percentage point impact related to the divestiture of the relatively higher gross margin color proofing and color software business. The gross profit for 2001 includes special charges related to inventory write-downs of $0.6 million.

Selling, General and Administrative Expenses (SG&A)

      In 2003, 2002, and 2001, SG&A expenses were $166.3 million or 14.3 percent of revenues, $176.9 million or 16.6 percent of revenues, and $232.0 million or 20.7 percent of revenues, respectively. The decrease in SG&A as a percent of revenue in 2003 was primarily due to the Company’s continued focus on controlling spending and implementing an efficient cost structure in all geographic areas as well as the result of the revenue growth initiatives within DS&IM which increased revenues without a significant impact on SG&A expenses, all of which is in line with the Company’s strategy, as noted in the Overview above. The decrease in SG&A as a percent of revenues in 2002 was driven primarily by a 2.2 percentage point impact from the divestiture of the relatively higher SG&A color proofing and color software business, benefits from the previously announced restructuring program, and from continued focus on reducing selling and administrative expenses. Increased DS&IM revenue in the year also benefited SG&A as a percent of revenues. SG&A in 2002 included $8.4 million received for transition services associated with divested businesses which offset certain costs previously allocated to the divested businesses. Transition services substantially ended in January of 2003. SG&A in 2001 included $5.7 million of accelerated amortization of certain capitalized software (see Note 15 to the Consolidated Financial Statements).

Research and Development Expenses

      Research and development expenses in 2003, 2002, and 2001 were $57.0 million, $50.6 million, and $62.1 million, respectively. The $6.4 million increase in 2003 is related to investments in emerging new data storage format areas. The $11.5 million decline in 2002 is due primarily to the divestiture of the color proofing and color software business.

Litigation

      In 2003, the Company recorded a $1.0 million reversal of the reserve set up in 2002 for a litigation matter related to optical disc royalties in Spain (see Note 16 to the Consolidated Financial Statements). In 2002, the Company recorded a $6.4 million net litigation benefit. This consisted of a $7.4 million litigation benefit from Quantum and Maxell legal settlements, net of associated legal expenses, and a $1.0 million charge for the litigation matter related to optical disc royalties in Spain.

Restructuring and Other

      In 2003, the Company recorded a $0.7 million benefit for the reversal of previously recorded charges due to lower than expected costs of restructuring (see Note 5 to the Consolidated Financial Statements), This restructuring adjustment, in accordance with applicable accounting standards, was made as part of the Company’s regular practice of reviewing its recorded restructuring reserves quarterly and making adjustments as necessary to reflect management’s best estimate of costs remaining for each restructuring program.

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

      In 2001, the Company recorded $48.0 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses and rationalize its data storage manufacturing. The charges included $25.0 million for employee separation programs related to a headcount reduction of approximately 430 employees relating to continuing operations, of which approximately 45 percent related to administrative structure, 50 percent related to the non-data storage businesses, and the remainder related to the data storage business. The Company also recorded a $0.6 million special charge reflecting inventory write-downs in cost of goods sold (included in Gross Profit above).

      The following tables represent the activity related to the restructuring programs initiated in 2002 and 2001, respectively, adjusted to exclude those activities specifically related to discontinued operations:

				Liability as of
	Program	Cumulative	Net	December 31,
	Amounts	Usage	Adjustments	2003

	(In millions)
Severance	$25.4	$(19.9)	$(4.6)	$0.9
Asset impairments	18.3	(18.3)		—
Other	6.1	(4.7)	$(0.2)	1.2

Total	$49.8	$(42.9)	$(4.8)	$2.1

		Cumulative	Balance as of
	Program	Reductions and	December 31,
(Approximate Headcount)	Amounts	Adjustments	2003

Headcount	445	440	5

      During 2003, the Company made cash payments of $5.3 million related to all of its restructuring programs, related primarily to lease payments of exited facilities and headcount reductions. Headcount was reduced by approximately 15 employees in 2003. The Company expects to make payments of $2.1 million related primarily to lease payments of exited facilities and headcount reductions, with substantially all being made in 2004, to complete its restructuring programs (see Note 5 to the Consolidated Financial Statements). In 2002 and 2001, the Company made cash payments of $22.3 million and $14.7 million, respectively, related to all of its restructuring programs.

Gain on Sale of Color Proofing and Color Software Business

      In 2003, the Company recorded an $11.1 million gain primarily related to outstanding transition services payments for the color proofing and color software business sold in 2001 (see Note 3 to the Consolidated Financial Statements). In 2001, the Company recorded an $1.9 million gain on the sale of this business.

Loan Impairment

      In 2003, the Company recorded a $4.6 million impairment of a loan to offset substantially all of an outstanding loan receivable from a contract manufacturer (see Note 15 to the Consolidated Financial Statements).

Operating Income (Loss)

      Operating income (loss) for 2003, 2002, and 2001, was $119.6 million, $110.7 million, and $(4.8) million, respectively. As a percent of revenues, operating income for 2003, 2002, and 2001 was 10.3 percent, 10.4 percent, and (0.4) percent, respectively. Operating income in each year was driven by the factors discussed above, including the items in Litigation, Restructuring and Other, Gain on Sale of Color Proofing and Color Software, and Loan Impairment.

Non-Operating Income/ Expense

      Non-operating income was $2.5 million and $1.9 million in 2003 and 2002, respectively, as compared with expense of $0.6 million in 2001. Interest income was $5.9 million in 2003, $8.4 million in 2002, and $12.4 million in 2001, down due to lower short-term interest rates. Other non-operating expenses in 2002 included a $3.0 million write-off of an equity investment and in 2001 included $5.4 million of write-offs related to certain venture capital investments. The Company utilizes certain financial instruments to manage risks associated with interest rate and foreign currency risks (see Item 7A and Note 8 to the Consolidated Financial Statements).

Income Tax

      The Company’s effective tax rate was 33 percent, 35 percent, and 85 percent for 2003, 2002, and 2001 respectively, as discussed in Note 6 to the Consolidated Financial Statements. The tax rate in 2001 was significantly impacted by Restructuring and Other items, which increased the reported tax rate from 24 percent to 85 percent. The

Company has performed an analysis of the recoverability of deferred tax assets and has recorded valuation allowances for certain amounts not considered recoverable. As of December 31, 2003 and 2002, the Company had net deferred tax assets of $74.6 million and $92.7 million, respectively. The future recoverability of the Company’s net deferred tax assets is primarily dependent upon generation of future taxable income in the U.S. The Company believes that it will generate sufficient future taxable income to recover the Company’s recorded net deferred tax assets.

     Income (Loss) from Continuing Operations

      Income from continuing operations in 2003 was $81.8 million, or $2.25 per diluted share, and in 2002 was $73.2 million, or $2.05 per diluted share. This compares to a loss from continuing operations in 2001 of $0.8 million, or $0.02 per diluted share. The increases in 2003 and 2002 are due to increased operating income as discussed above.

     Net Income (Loss)

      Net income in 2003 was $82.0 million, or $2.26 per diluted share, and $75.1 million in 2002, or $2.11 per diluted share. This compares to a the net loss in 2001 of $1.7 million, or $0.05 per diluted share. The increases in 2003 and 2002 are due to increased operating income as discussed above as well as small gains from discontinued operations (see Note 3 to the Consolidated Financial Statements).

Performance By Geographic Area

      Approximately 54 percent, 49 percent, and 48 percent of the Company’s net revenues in 2003, 2002, and 2001, respectively, were from sales outside the U.S. U.S. revenues totaled $532.7 million, $546.7 million, and $587.4 million in 2003, 2002, and 2001, respectively. International revenues were $630.8 million, $520.0 million, and $531.9 million in 2003, 2002, and 2001, respectively. The shift in revenues from the U.S. to international was driven by strong growth in Asia and Latin America as well as the launch in 2003 of Global Data Media (GDM), the Company’s joint venture with Moser Baer India. Favorable currency rates also benefited international revenues. See Performance by Segments below for additional information as well as Note 11 to the Consolidated Financial Statements.

Performance by Segments

      The Company’s businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segments, whose results are discussed below, are Data Storage and Information Management, Specialty Papers, Digital Solutions and Services, and Color Technologies. In 2001, Specialty Papers and Color Technologies were combined as a single segment. Beginning in 2002, they were separated and the prior period results were restated to conform to the new presentation as a result of the sale of the color proofing and color software business to KPG in 2001.

     Data Storage and Information Management (DS&IM)

      DS&IM net revenues were $1,110.6 million, $1,003.9 million, and $875.9 million in 2003, 2002, and 2001, respectively. The 10.6 percent increase in 2003 was driven by a volume increase of approximately 16 percent and foreign currency benefits of approximately five percent, partially offset by price declines of approximately 10 percent. In 2003, volume growth was especially strong in the Company’s existing optical media business and optical media sales through its joint venture, Global Data Media. Optical media growth was strong in both CD and DVD related formats. The Company also experienced growth in Ultrium and SDLT tape cartridges. The DS&IM revenue increase of 14.6 percent in 2002 was driven by a volume increase of approximately 24 percent, offset by price declines of approximately 10 percent, and foreign currency benefits of less than one percent. In 2002, significant volume increases occurred in all major product categories and across all geographic areas, while pricing pressures were less than in 2001. For 2002, growth was especially strong in Ultrium tape cartridges, optical products, and 9840 and 9940 cartridges. The revenue increase in 2002 also was driven by the Company’s distribution program with IBM in which IBM branded media products are sold through the Company’s distribution channels. The IBM branded business, which spans across multiple product lines, began in the third quarter of 2001.

      Operating income was $104.7 million, $99.2 million, and $52.5 million in 2003, 2002, and 2001, respectively. The operating income improvement in 2003 was driven by optical related products. Currency exchange rate benefits also contributed to the improvement. The operating income increase in 2002 was driven by the strong demand of business to business tape products as noted above, gross margin improvements, lower SG&A costs, and currency exchange rate benefits.

     Specialty Papers

      Specialty Papers net revenues were $52.9 million, $53.1 million, and $51.0 million in 2003, 2002, and 2001, respectively. Revenues from 2002 to 2003 were essentially unchanged. The increase in 2002 was driven by an increase in private label sales and contract manufacturing as well as improving market share in Imation branded business.

      Operating income was $6.9 million, $7.2 million, and $2.0 million in 2003, 2002, and 2001, respectively. Operating income from 2002 to 2003 was relatively unchanged. The increase in 2002 operating income was due primarily to increased revenues and the benefits from restructuring in 2001.

      The videodisc replication division of the Specialty Papers segment was closed at the end of the first quarter of 2002.

     Digital Solutions and Services (DSS)

      Due to the presentation of the North America DSS business as discontinued operations, the results of this segment relate only to the DSS businesses outside of North America. DSS net revenues were $9.5 million and $29.6 million in 2002 and 2001, respectively. The decline in 2002 was due to the planned discontinuation of DSS businesses in regions outside North America, all of which had been closed or sold by the end of the third quarter of 2002, as part of the Company’s 2001 restructuring program.

      The 2002 operating loss of $4.0 million compares to an operating loss of $7.5 million in 2001. The loss in 2002 was lower than in previous years due to exiting the operations partway through the year.

     Color Technologies

      As previously discussed in Item 1 “Business,” on December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to KPG. In 2001, Color Technologies net revenues were $160.8 million and operating income was $7.9 million.

Financial Position

      As of December 31, 2003, the Company’s cash and equivalents balance was $411.4 million, a decrease of $63.3 million compared to December 31, 2002, as a result of planned investments in new growth initiatives. These initiatives included $45 million for construction of a new tape manufacturing facility in Weatherford, Oklahoma, $20 million for a brand distribution agreement with Exabyte, and $15 million for the planned purchase of certain assets from EMTEC.

      The accounts receivable days sales outstanding was 46 days as of December 31, 2003, compared to a record low 43 days as of December 31, 2002. This increase was driven primarily by the establishment of and growth in GDM. The Company had 71 days of inventory supply on hand as of December 31, 2003 compared to 70 days as of December 31, 2002. Other current assets decreased by approximately $20 million as a result of the settlement of outstanding issues with Kodak (see Note 3 to the Consolidated Financial Statements). Other assets were $107.9 million as of December 31, 2003 compared to $96.2 million as of December 31, 2002. This change was driven by an increase in intangible assets related to Exabyte of $18.5 million as well as long term cash investments of $13.3 million, offset by a decrease in deferred taxes of $14.7 million. Other current liabilities decreased to $126.7 million during the year, principally related to the Kodak settlement. Other liabilities decreased by $16.1 million during 2003, primarily due to increased pension funding (see Liquidity and Capital Resources discussion in this section).

      In 2003, the Company’s receivables allowance balance declined $1.7 million from 2002 even though total accounts receivables increased by $57.0 million, driven primarily by optical growth. As noted in the Company’s Trade Accounts Receivable policy in Note 2 to the Consolidated Financial Statements, the Company takes into account many factors when determining the appropriate allowance balance. The allowance is established primarily to represent estimated reductions of receivables for a variety of activities, including deductions arising from terms discounts, product returns, pricing adjustments, as well as the inability of certain customers to meet their obligations. The decrease in the allowance was due to several factors, including cycle time improvements in processing customer returns and allowances, reduction of terms discounts, and an improvement of the overall credit-worthiness of the Company’s customers.

Liquidity and Capital Resources

      Cash provided by operating activities was $81.0 million in 2003. The major driver was net income as adjusted for non-cash items of $132.4 million, offset by other working capital usages of $37.0 million. Net income as adjusted for significant non-cash items includes net income of $82.0 million adjusted for depreciation and amortization of $39.0 million and deferred income taxes of $19.6 million, less restructuring, litigation, and other special items of $8.2 million (see Note 5, 15 and 16 to the Consolidated Financial Statements). The working capital changes in 2003 were driven by payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million, a $13.2 million increase in inventory primarily related to growth in the Company’s optical business, the Company’s settlement with Kodak resulting in a net $7.2 million usage of cash (see Note 3 to the Consolidated Financial Statements) and payments related to restructuring programs of $5.3 million. The establishment and growth in the Company’s joint venture with Moser Baer India, GDM, whose financial statements are consolidated into the Company’s financial statements, increased total accounts receivable by $22.1 million and accounts payable by $30.7 million. GDM is the Company’s 51 percent owned joint venture with MBI created to sell optical products. The overall increase in accounts receivable of $47.7 million (including GDM) was nearly offset by an increase in accounts payable of $42.9 million (including GDM), both primarily driven by optical growth.

      Cash provided by operating activities was $120.8 million in 2002. The major driver was net income as adjusted for non-cash items of $141.6 million, offset by other working capital usages of $26.0 million. Net income as adjusted for significant non-cash items includes net income of $75.1 million adjusted for depreciation and amortization of $38.7 million and deferred income taxes of $38.2 million, less restructuring, litigation, and other special items of $10.4 million (see Notes 5 and 16 to the Consolidated Financial Statements). The cash used in 2002 related to other working capital changes was due largely to payments for restructuring programs of $23.3 million relating to both continuing and discontinued operations, cash paid for income taxes of $11.7 million, deferred revenue decrease of $11.7 million (due primarily to the sale or closing of all DSS businesses) and payments related to employee incentive compensation of $13.8 million, offset by a cash inflow of $20.5 million due to a decrease in accounts receivable and a cash inflow of $12.0 million due to an increase in accounts payable.

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

      Cash used in investing activities was $129.6 million in 2003, as compared to $43.5 million in 2002 and $0.2 million in 2001. Capital spending totaled $75.1 million, $42.6 million, and $47.0 million in 2003, 2002, and 2001, respectively (capital expenditures by business segment are shown in Note 11 to the Consolidated Financial Statements). The large increase in capital spending in 2003 compared to prior years was related to the installation of a new tape coating line at the Company’s Weatherford, Oklahoma, plant site. The new tape coating line is expected to be in operation by the end of the second quarter of 2004. Investing activities in 2003 also included usages of $20.0 million associated with the Exabyte brand distribution agreement, $13.3 million of cash invested in high quality interest bearing securities with maturities greater than one year (and classified as non-current assets), and $15.0 million associated with the purchase of certain assets of EMTEC Magnetics GmbH. Investing activities in 2002 also included the proceeds from the sale of the North America DSS business of $5.0 million while investing activities in 2001 included the proceeds from the sale of the color proofing and color software business of $50.0 million.

      Cash used in financing activities was $16.3 million in 2003, as compared to $1.2 million in 2002 and $2.7 million in 2001. Cash usages in 2003 were driven by share repurchases of $20.0 million, dividend payments of $8.5 million and repayment of short-term debt of $4.5 million, offset by cash inflows of $12.2 million related to the exercise of stock options. Cash usages in 2002 were driven by share repurchases of $9.9 million and repayment of short-term debt of $8.5 million, offset by cash inflows of $13.4 million related to the exercise of stock options. Cash usages in 2001 were primarily driven by repayment of short-term debt of $9.9 million, offset by cash inflows of $2.3 million related to the exercise of stock options.

      The Company had a Loan and Security Agreement (the Loan Agreement) with a group of banks that provided borrowing availability not to exceed $100 million. The Loan Agreement was terminated on December 16, 2003, in connection with entering into a new Credit Agreement described below. No borrowings were outstanding under the Loan Agreement as of December 31, 2002.

      In December 2003, the Company entered into a new Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 percent to 0.4 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. A utilization fee ranging from zero to 0.25 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to restrict materially its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of December 31, 2003 and the Company was in compliance with all covenants under the Credit Agreement.

      In addition, certain international subsidiaries have arranged borrowings locally outside of the Credit Agreement discussed above. As of December 31, 2003, there were no borrowings outstanding under such arrangements. As of December 31, 2003, the Company had no debt, while Company’s ratio of debt to total capital was 0.6 percent as of December 31, 2002.

      In 1999, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock. During 2003 and 2002, the Company repurchased approximately 0.6 million shares and 0.4 million shares, respectively. A minimal number of shares was repurchased during 2001. As of December 31, 2003, the Company had repurchased 7.8 million shares under this authorization and held, in total, 7.5 million shares of treasury stock acquired at an average price of $22.62 per share.

      The Company contributed $28.3 million to its defined benefit pension plans during 2003. Based on this higher level of funding as well as improved overall market performance on plan assets, the Company ended 2003 with an aggregate unfunded status of these plans of $25.5 million, down from the $47.6 million aggregate unfunded status at the end of 2002. Based on the relationship of the unfunded accumulated benefit obligations to amounts accrued in the financial statements, the applicable accounting rules require the Company to record a minimum pension liability adjustment. As a result of plan asset returns and contributions, the Company decreased its minimum pension liability adjustment to $26.0 million at the end of 2003. The decrease in minimum pension liability is reflected as an increase in shareholder’s equity of $3.7 million, net of tax. The Company expects pension contributions to be in the range of $15 million to $20 million in 2004, depending on asset performance and interest rates. The Company estimates that it has no minimum pension contribution required by statute for 2004.

      The Company’s liquidity needs in 2004 include: capital expenditures targeted to be approximately $45 million; tax payments of approximately $24 million; pension funding of approximately $15 to $20 million; lease payments of approximately $11 million (see Note 9 to the Consolidated Financial Statements); cash payments related to restructuring of approximately $2 million; and any amounts associated with the repurchase of common stock under the authorization discussed above or any dividends that may be paid upon approval of the Board of Directors. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company.

Off-Balance Sheet Arrangements

      Other than the lease commitments discussed in Note 9 to the Consolidated Financial Statements, the Company is not using off-balance sheet arrangements, including special purpose entities, nor does it have any contractual obligations or commercial commitments with terms greater than one year, that would significantly impact its liquidity.

Summary of Contractual Obligations

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	34.3	10.9	19.4	4.0	—
Purchase obligations	36.0	31.2	4.8	—	—
Other long-term liabilities*	55.3	—	2.7	2.2	4.6

*	Aside from the sale-leaseback payments recorded in long-term liabilities, timing of payments for the vast majority of the remaining long-term liabilities, primarily consisting of pension and other post retirement benefit liabilities, cannot be reasonably determined.

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

      The Company believes the following critical accounting policies are affected by significant judgements and estimates used in the preparation of its consolidated financial statements:

      Income Tax Accruals and Valuation Allowances — Significant management judgement is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The Company operates in multiple tax jurisdictions both in the U.S. and outside the U.S. Accordingly, the Company must determine the appropriate allocation of income to each of these jurisdictions. The determination requires the Company to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and could result in adjustments to the Company’s income tax balances that are material to its consolidated financial position and results of operations.

      In conjunction with its financial reporting, the Company assesses both tax reserves and recoverability of its deferred tax assets, and provides reserves for potential tax audit adjustments and valuation allowances to offset deferred tax assets, as needed. Due to uncertainties related to the Company’s ability to utilize some portion of the deferred tax assets, a valuation allowance of $18.2 million has been recorded as of December 31, 2003, resulting in a net deferred tax asset of $74.6 million. The future recoverability of the Company’s deferred tax assets is primarily dependent upon the sufficient generation of future taxable income. The Company believes that it will generate future taxable income to recover the recorded net deferred tax assets. In the event that actual results differ from these estimates, the Company may need to adjust, upwards or downwards, the valuation allowance.

      Litigation — Management’s current estimated range of liability related to pending litigation is based on claims for which the Company can estimate the amount or range of loss. Based upon information presently available, management believes that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2003 would not be material to the Company’s financial position. As additional information becomes available, potential liability related to pending litigation will be assessed and estimates will be revised as necessary. The Company’s most significant litigation matter relates to Jazz Photo, which is described in Item 3 to this Form 10-K and Note 16 to the Consolidated Financial Statements.

      Excess Inventory and Obsolescence Accruals — The Company writes down its inventory for estimated excess and obsolescence to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to these reserves may be required.

      Rebates — The Company maintains an accrual for customer rebates which totaled $37.6 million as of December 31, 2003. This accrual requires a program by program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.

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

Recently Issued Accounting Standards

      In 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This revised statement provides required disclosures for pensions and other postretirement benefit plans. The Company adopted the disclosure requirements of this statement as of December 31, 2003.

      In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective in 2003 for interests obtained after January 31, 2003. Beginning in the first quarter of fiscal year 2004, FIN 46, as amended, is applied to interests in variable interest entities acquired prior to February 1, 2003. The Company believes the adoption of FIN 46 will not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

      Based on estimates from industry analysts, the removable media industry is expected to grow between five and ten percent over the next several years. However, in any given period the rate of growth may fall outside that range based on industry or economic factors. The following statements are based on the Company’s current outlook for fiscal year 2004, subject to the risks and uncertainties described below in “Risk Factors”:

•	Total company revenue growth for the full year 2004 is targeted to range between ten and 15 percent or between a range of $1.28 billion and $1.34 billion.

•	Full year 2004 operating income is targeted to range between $120 million and $123 million. Due to very strong operating income recorded in the first quarter of 2003, the Company anticipates that year-over-year operating income growth will be strongest in the second half of the year.

•	Tax rate is targeted to be in the range of 35 to 36 percent. The Company would see a lower tax rate in 2004 if certain tax benefits are recognized, but is unable to project with certainty those benefits at this time.

•	Capital spending is targeted to be approximately $45 million.

•	Depreciation and amortization is targeted to be in the range of $45 to $50 million.

      Certain information contained in this report which does not relate to historical financial information, including the 2004 targeted projections, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected.

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

      In these highly competitive markets, the Company’s success will depend to a significant extent on its ability to continue to develop and introduce differentiated and innovative products, services and customer solutions cost effectively and on a timely basis. The success of the Company’s offerings is dependent on several factors including its ability to develop relationships with distributors and OEMs, competitive technology capabilities, differentiation from competitive offerings, the timing of new product introductions, effectiveness of marketing programs, and low manufacturing and supply chain costs. Although the Company believes that it can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to the Company’s ability to take these steps, the actions of competitors, some of which will have greater resources than the Company, or the pace of technological changes.

      New Products and Services — The Company’s competitive position and operating results are dependent upon its ability to successfully develop, manufacture, and market innovative new products and services. There can be no assurance that the Company will be able to continue to introduce new products or maintain competitive technology competencies, that the markets will be receptive to its new products, that the Company’s marketing programs will be successful, or that the Company’s competitors will not introduce more advanced products ahead of the Company. The Company is also dependent in some cases upon various third parties, such as certain drive manufacturers, for new product introductions, the timing of which is out of the Company’s control. In addition, there can be no assurance that the Company will maintain existing or create new OEM relationships, the lack of which could cause a material adverse impact on its business and financial results. Also, while the Company currently has access to significant proprietary technologies through internal development and licensing arrangements with third parties, there can be no assurance that it will continue to have access to new competitive technologies that may be required to introduce new products. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability. Therefore, the Company must make strategic decisions from time-to-time as to the technologies in which the Company invests. If the Company is not successful in executing any of the above described risks, the Company may incur a material adverse impact on its business and financial results.

      Manufacturing and Product Quality — The Company’s success depends upon the ability to manufacture and deliver products to our customers at acceptable quality, volume and cost levels. The manufacture of the Company’s products involves complex and precise processes requiring production in highly controlled and clean environments. If not managed effectively, changes in the Company’s manufacturing processes could significantly hurt the Company’s ability to meet our customers’ product volume and quality needs at acceptable costs. Even within a cleanroom environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. In some cases, existing manufacturing techniques may not achieve the Company’s volume and cost targets. In these cases, new manufacturing processes and techniques will need to be developed to achieve the targets and lower manufacturing costs.

      Availability and Pricing of Purchased Products, Raw Materials and Energy — The Company makes significant purchases of finished products, raw materials, and energy from many domestic and foreign sources. While the Company is presently able to obtain sufficient purchased products, raw materials and energy to meet its needs, no assurances can be given that such availability at acceptable pricing levels will continue. Some critical raw materials have a limited number of suppliers, as discussed in Raw Material and Other Purchased Products in Item 1. If the Company is unable to continue to obtain critical purchased products, raw materials, energy, the Company may incur a material adverse impact on its business and financial results.

      Moser Baer Relationship — In 2003, the Company entered into a series of agreements with Moser Baer India Ltd. (MBI) that established MBI as a significant, non-exclusive source for Imation’s optical media products and created a joint venture marketing company for optical media products, Global Data Media (GDM). Imation holds a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder, Imation consolidates the results of the joint venture in its financial statements. The Company’s current outlook is dependant, among other things, upon its ability to achieve the expected benefits from the MBI relationships, including the GDM joint venture.

      International Operations and Foreign Currency — The Company sells products in more than 100 countries outside the United States. International operations, which comprised approximately 54 percent of the Company’s revenues in 2003, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures, and local participation in operations such as local equity ownership and workers’ councils. In addition, the Company’s business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information on foreign currency.

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

      Litigation — The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2003, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to various market risks, including volatility in foreign currency exchange rates primarily related to the Euro and Japanese Yen, interest rates, and credit risk. Foreign currency exposures primarily relate to the sale of products to foreign customers, purchases from foreign suppliers, and acquisition of raw materials from both domestic and foreign suppliers.

      The Company sells products in over 100 countries outside the U.S. International operations, which comprised approximately 54 percent of the Company’s revenues in 2003, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.

      The Company’s foreign currency hedging policy attempts to manage some of the foreign currency risks over near term periods; however, these risk management activities cannot assure that these programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant.

      The Company may, from time to time, utilize derivative financial instruments, including forward exchange contracts, options and swap agreements to manage certain of these exposures when it is considered practical to do so in accordance with established policies and procedures. Factors that could impact the effectiveness of the Company’s hedging include accuracy of revenue forecasts, volatility of the currency markets, and availability of hedging instruments. Although the Company attempts to utilize transaction hedging to manage the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which the Company incurs costs, the Company’s revenues or costs would be adversely impacted. The Company does not hold or issue derivative financial instruments for trading or speculative purposes and is not a party to leveraged derivative transactions.

      As of December 31, 2003, the Company had $182.6 million notional amount of foreign currency forward and option contracts of which $51.4 million hedged recorded balance sheet exposures. This compares to $190.1 million notional amount of foreign currency forward and option contracts as of December 31, 2002, of which $79.2 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in year-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of December 31, 2003 by $21.5 million.

      The Company is also exposed to interest rate risk as changes in interest rates affect interest income earned on its cash investments. A hypothetical 10 percent adverse movement in interest rates applied to cash investments would not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

      The Company is exposed to credit risk associated with cash investments and foreign currency derivatives. The Company does not believe that its cash investments and foreign currency derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions and the Company monitors and manages the notional amount of contracts entered into with any one counterparty in accordance with its internal policies.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Imation Corp.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

January 27, 2004

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In millions, except per share amounts)
Net revenues	$1,163.5	$1,066.7	$1,119.3
Cost of goods sold	828.8	738.9	783.9

Gross profit	334.7	327.8	335.4
Operating expenses:
Selling, general and administrative	166.3	176.9	232.0
Research and development	57.0	50.6	62.1
Litigation	(1.0)	(6.4)	—
Restructuring and other	(0.7)	(4.0)	48.0
Gain on sale of color proofing and color software business	(11.1)	—	(1.9)
Loan impairment	4.6	—	—

Total operating expenses	215.1	217.1	340.2
Operating income (loss)	119.6	110.7	(4.8)
Interest expense	1.3	1.1	1.4
Interest income	(5.9)	(8.4)	(12.4)
Other expense, net	2.1	5.4	11.6

Income (loss) from continuing operations before income taxes	122.1	112.6	(5.4)
Income tax provision (benefit)	40.3	39.4	(4.6)

Income (loss) from continuing operations	81.8	73.2	(0.8)
Discontinued operations:
Income (loss) from operations of discontinued businesses, net of income taxes	—	3.0	(0.9)
Gain (loss) on disposal of discontinued businesses, net of income taxes	0.2	(1.1)	—

Income (loss) from discontinued operations	0.2	1.9	(0.9)
Net income (loss)	$82.0	$75.1	$(1.7)

Earnings (loss) per common share – basic:
Continuing operations	$2.30	$2.09	$(0.02)
Discontinued operations	0.01	0.06	(0.03)

Net income (loss)	$2.31	$2.15	$(0.05)

Earnings (loss) per common share – diluted:
Continuing operations	$2.25	$2.05	$(0.02)
Discontinued operations	0.01	0.06	(0.03)

Net income (loss)	$2.26	$2.11	$(0.05)

Weighted average basic shares outstanding	35.5	35.0	34.8

Weighted average diluted shares outstanding	36.3	35.6	34.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002

	(In millions, except
	share and per
	share amounts)
ASSETS
Current assets
Cash and equivalents	$411.4	$474.7
Accounts receivable, net	196.8	138.1
Inventories	159.4	139.0
Other current assets	70.8	90.4

Total current assets	838.4	842.2
Property, plant and equipment, net	226.5	181.5
Other assets	107.9	96.2

Total assets	$1,172.8	$1,119.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$148.3	$96.2
Accrued payroll	22.2	28.0
Short-term debt	—	4.5
Other current liabilities	126.7	181.3

Total current liabilities	297.2	310.0
Other liabilities	55.3	71.4
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,037.3	1,033.3
Retained earnings (accumulated deficit)	49.4	(19.3)
Accumulated other comprehensive loss	(97.6)	(106.9)
Unearned ESOP shares and other compensation	—	(2.8)
Treasury stock, at cost, 7.5 million and 7.4 million shares as of December 31, 2003 and 2002, respectively	(169.2)	(166.2)

Total shareholders’ equity	820.3	738.5

Total liabilities and shareholders’ equity	$1,172.8	$1,119.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Retained	Accumulated	Unearned
		Additional	Earnings	Other	ESOP Shares		Total
	Common	Paid-In	(Accumulated	Comprehensive	and Other	Treasury	Shareholders’
	Stock	Capital	Deficit)	Loss	Compensation	Stock	Equity

	(In millions, except share and per share amounts)
Balance as of December 31, 2000	$0.4	$1,030.6	$(90.8)	$(91.1)	$(13.1)	$(173.5)	$662.5
Amortization of unearned ESOP shares		(0.2)			5.9		5.7
Purchase of treasury stock (44,613 shares)						(1.0)	(1.0)
Exercise of stock options (135,846 shares)			(0.7)			3.0	2.3
Other unearned compensation					0.6		0.6
Stock compensation (31,152 shares)		(0.8)	(0.2)			0.8	(0.2)
Tax benefit from shareholder transactions		0.7					0.7
Comprehensive loss:
Net loss			(1.7)				(1.7)
Net change in cumulative translation adjustment				(9.1)			(9.1)
Minimum pension liability adjustments (net of income tax benefit of $3.7)				(6.3)			(6.3)
Reclassification adjustments for loss on available-for-sale securities included in net loss (net of income tax provision of $0.3)				0.5			0.5
Cash flow hedging (net of income tax provision of $0.7)				1.7			1.7

Comprehensive loss							(14.9)

Balance as of December 31, 2001	0.4	1,030.3	(93.4)	(104.3)	(6.6)	(170.7)	655.7

Amortization of unearned ESOP shares		0.9			3.8		4.7
Purchase of treasury stock (408,100 shares)						(9.9)	(9.9)
Exercise of stock options (592,401 shares)			(1.0)			14.4	13.4
Tax benefit from shareholder transactions		2.1					2.1
Comprehensive income:
Net income			75.1				75.1
Net change in cumulative translation adjustment				11.5			11.5
Minimum pension liability adjustments (net of income tax benefit of $7.0)				(13.0)			(13.0)
Cash flow hedging (net of income tax benefit of $0.6)				(1.1)			(1.1)

Comprehensive income							72.5

Balance as of December 31, 2002	0.4	1,033.3	(19.3)	(106.9)	(2.8)	(166.2)	738.5

Amortization of unearned ESOP shares		1.5			2.8		4.3
Purchase of treasury stock (585,000 shares)						(20.0)	(20.0)
Exercise of stock options (551,435 shares)			(4.8)			17.0	12.2
Tax benefit from shareholder transactions		2.5					2.5
Dividend payments ($0.24 per share)			(8.5)				(8.5)
Comprehensive income:
Net income			82.0				82.0
Net change in cumulative translation adjustment				10.7			10.7
Minimum pension liability adjustments (net of income tax provision of $1.9)				3.7			3.7
Cash flow hedging (net of income tax benefit of $1.8)				(5.1)			(5.1)

Comprehensive income							91.3

Balance as of December 31, 2003	$0.4	$1,037.3	$49.4	$(97.6)	$—	$(169.2)	$820.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In millions)
Cash Flows from Operating Activities
Net income (loss)	$82.0	$75.1	$(1.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33.3	33.2	42.8
Amortization	5.7	5.5	11.3
Deferred income taxes	19.6	38.2	(33.4)
Restructuring, litigation, and other special items	(8.2)	(10.4)	56.5
Other	(14.4)	5.2	14.6
Other working capital changes:
Accounts receivable	(47.7)	20.5	(4.2)
Inventories	(13.2)	(7.5)	(10.5)
Other current assets	37.5	(4.1)	16.5
Accounts payable	42.9	12.0	6.7
Accrued payroll and other current liabilities	(56.5)	(46.9)	29.6

Total other working capital changes	(37.0)	(26.0)	38.1

Net cash provided by operating activities	81.0	120.8	128.2
Cash Flows from Investing Activities
Capital expenditures	(75.1)	(42.6)	(47.0)
Purchase of intangible assets	(20.5)	(4.0)	—
Purchase of investments	(15.1)	—	—
Prepayment and restricted cash deposit related to planned asset purchase	(15.0)	—	—
Capitalized software	—	—	(4.3)
Proceeds from sale of businesses	—	5.0	50.0
Other investing activities	(3.9)	(1.9)	1.1

Net cash used in investing activities	(129.6)	(43.5)	(0.2)
Cash Flows from Financing Activities
Net change in short-term debt	(4.5)	(8.5)	(9.9)
Purchase of treasury stock	(20.0)	(9.9)	(1.0)
Exercise of stock options	12.2	13.4	2.3
Dividend payments	(8.5)	—	—
Net proceeds from sale-leaseback	1.7	—	—
Decrease in unearned ESOP shares	2.8	3.8	5.9

Net cash used in financing activities	(16.3)	(1.2)	(2.7)
Effect of exchange rate changes on cash and equivalents	1.6	8.8	(5.2)

Change in cash and equivalents	(63.3)	84.9	120.1
Cash and equivalents — beginning of year	474.7	389.8	269.7

Cash and equivalents — end of year	$411.4	$474.7	$389.8

Non-cash investing activity:
Capital expenditures financed through accounts payable	$5.0	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation

Background

      Imation Corp. (Imation or the Company), a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company (3M). The Company develops, manufactures, sources and markets magnetic and optical removable data storage products to information technology systems users. Through divestitures over the past five years, the Company has exited substantially all of the non-data storage businesses from the spin-off (see Note 3) such that the data storage business constitutes approximately 95 percent of the Company’s net revenues for the year ended December 31, 2003.

      Until the sale of the color proofing and color software business effective December 31, 2001 (see Note 3), the Company was an active participant in the graphic arts industry as a manufacturer and marketer of products and services for the capture, enhancement, management, and transmission of color images. The Company also sold its North America Digital Solutions and Services (DSS) business on August 30, 2002 and completed the exit of this business outside of North America by the third quarter of 2002 (see Note 3). This business provided call center, help desk support, spare parts logistics, and field service to end-user customers through the Company’s relationships with Original Equipment Manufacturers (OEMs) of wide-format color and imaging equipment; provided repair service to large OEMs of wide-format color and imaging equipment; and was a systems integrator for customers with wide-format engineering document imaging systems migrating from analog to digital formats.

Basis of Presentation

      On August 30, 2002, the Company closed on the sale of its North America DSS business. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations for all periods presented. Also in 2002, the Company completed its process to close or sell all of its DSS businesses outside of North America. The results of operations for the DSS businesses outside of North America are included in continuing operations within the DSS business segment for all periods presented.

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

Note 2 — Summary of Significant Accounting Policies

      Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions have been eliminated. The Company has a 51 percent ownership interest in its Global Data Media subsidiary that was formed in 2003, as well as a 60 percent ownership interest in its subsidiary in Japan. The minority interest in the income of these subsidiaries is not material for the periods presented.

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

      Foreign Currency. Local currencies are generally considered the functional currencies outside the U.S., except for subsidiaries located in highly inflationary economies, where the U.S. dollar is considered the functional currency. Generally, income and expense items are translated at average rates of exchange prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Foreign currency transaction gains

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses are included in the results of operations. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are remeasured at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These remeasured adjustments are reflected in the results of operations. These net foreign currency exchange impacts included in results of operations were not material in all periods presented.

      Concentrations of Credit Risk. The Company sells a wide range of products and services to a diversified base of customers around the world and performs ongoing credit evaluations of its customers’ financial condition, and therefore believes there is no material concentration of credit risk. The Company had one customer that represented approximately 11 percent of total net revenues in 2002, all of which were included in of the Data Storage and Information Management segment. No single customer represented more than 10 percent of total net revenues in 2003 or 2001.

      Cash Equivalents. Cash equivalents consist of temporary investments purchased with original maturities of three months or less.

      Trade Accounts Receivables. Trade accounts receivables are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances, which primarily represent estimated amounts for expected customer returns, allowances and deductions for a variety of claims such as discounts, quality and pricing, or the inability of certain customers to make the required payments. When determining the allowances, the Company takes several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers, and its day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenues or bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations.

      Inventories. Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

      Investments. The Company invests in interest bearing securities with maturities of greater than one year, which are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of such investments, $13.3 million as of December 31, 2003, is included in other assets on the Consolidated Balance Sheets. The Company also has other investments, which are accounted for on the cost basis.

      Derivative Financial Instruments. The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through operations. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive income (loss) in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses generally are recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains/losses included in non-operating expenses for foreign denominated payables- and receivables-related hedge transactions. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in operations.

      Other Financial Instruments. The Company’s other financial instruments consist principally of cash and equivalents, certain investments, and short-term receivables and payables, for which their current carrying amounts approximate fair market value.

      Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and resulting gains or losses are reflected in the results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 15 to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

      Intangible Assets. Intangible assets consist primarily of capitalized software and certain purchased distribution and intellectual property rights. The Company capitalizes certain external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized over their estimated useful lives, which generally range from three to five years. The carrying amount of intangible assets is periodically reviewed to assess the remaining useful lives and the recoverability based on undiscounted expected future cash flows.

      Long-Lived Assets. The Company periodically reviews its long-lived assets, including property, plant and equipment and intangible assets, in order to assess recoverability based on projected income and related cash flows on an undiscounted basis. Should the sum of the related expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

      Recent Accounting Pronouncements. In 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This revised statement provides required disclosures for pensions and other postretirement benefit plans. The Company adopted the disclosure requirements of this statement as of December 31, 2003.

      In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective in 2003 for interests obtained after January 31, 2003. Beginning in the first quarter of fiscal year 2004, FIN 46, as amended, is applied to interests in variable interest entities acquired prior to February 1, 2003. The Company believes the adoption of FIN 46 will not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

      Revenue Recognition. Revenue from product sales is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers. Revenue from services is recognized upon performance. Revenue from service contracts is deferred and recognized over the life of the contracts as service is performed.

      Research and Development Costs. Research and development costs are charged to expense as incurred.

      Advertising Costs. Advertising costs are charged to expense as incurred and totaled approximately $24 million, $25 million, and $28 million in 2003, 2002, and 2001, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans as all options granted in 2003, 2002, and 2001 had no intrinsic value at the time of grant. The table below illustrates the effect on net income (loss) and earnings (loss) per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 for additional information regarding Employee Stock Plans.

	Years Ended December 31,

	2003	2002	2001

	(In millions,
	except per share amounts)
Net income (loss), as reported	$82.0	$75.1	$(1.7)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5.5)	(6.2)	(5.4)

Pro forma net income (loss)	$76.5	$68.9	$(7.1)
Earnings (loss) per share:
Basic — as reported	$2.31	$2.15	$(0.05)
Basic — pro forma	$2.15	$1.97	$(0.20)
Diluted — as reported	$2.26	$2.11	$(0.05)
Diluted — pro forma	$2.11	$1.94	$(0.20)

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

	Years Ended
	December 31,

	2003	2002	2001

	(In millions)
Weighted average number of shares outstanding during the period	35.6	35.2	35.2
Weighted average number of shares held by the ESOP not yet allocated	(0.1)	(0.2)	(0.4)

Weighted average common shares outstanding	35.5	35.0	34.8
Potential common shares resulting from the assumed exercise of stock options	0.8	0.6	—

Total weighted average common shares and common share equivalents	36.3	35.6	34.8

      Options to purchase 0.1 million shares and 0.5 million shares of the Company’s common stock were outstanding as of December 31, 2003 and December 31, 2002, respectively, that were not considered in the computation of potential common shares because the effect of the options would be antidilutive. For 2001, options to purchase 4.6 million shares of the Company’s common stock were not considered in the calculation of diluted earnings per share because the Company had a net loss and to do so would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Divestitures

Divestitures presented as discontinued operations

      North America DSS Business: On August 30, 2002, the Company consummated the sale of its North America DSS business to DecisionOne Corporation (DecisionOne). These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, DecisionOne paid the Company $5.0 million in cash. This amount is shown as proceeds from sale of businesses in the Consolidated Statement of Cash Flows for the year ended December 31, 2002. In the third quarter of 2002, the Company recognized a pre-tax gain of $2.6 million, or $1.6 million after-tax, on the disposal of the discontinued business. In addition, the terms of the sale include the potential for additional future payments to the Company in 2004, of up to $5.0 million, based upon revenue targets achieved by DecisionOne associated with the DSS business. Any additional proceeds will be recorded by the Company as a component of income from discontinued operations when and if earned.

      Medical Imaging and Photo Color Systems Businesses: In 1998, the Company sold its worldwide Medical Imaging Systems business (the Medical Imaging Sale) to Eastman Kodak Company (Kodak). As noted in the Company’s previously issued financial statements, excluded from the Medical Imaging Sale was the Company’s medical imaging/photo color manufacturing facility in Ferrania, Italy (the Ferrania Facility), at which certain x-ray and wet laser medical imaging products and photographic film were manufactured. In exchange for retaining the Ferrania Facility and pursuant to certain conditions, Kodak agreed to pay the Company up to $25.0 million at such time as it was sold.

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

      During the second quarter of 2003, the Company resolved these disputed items with Kodak on terms more favorable than anticipated, resulting in a pre-tax gain of $1.8 million in discontinued operations, or $1.1 million after-tax. The settlement resulted in a net $7.2 million reduction in the Company’s cash and equivalents balance, reflecting a $17.2 million cash payment to Kodak, $10.0 million of which was offset by previously recorded restricted cash in other current assets. As a result of the settlement, the Company’s other current assets were reduced by $32.0 million and other current liabilities were reduced by $41.0 million. There were no other impacts to the Company’s financial statements resulting from the settlement of the Kodak dispute.

      Other Discontinued Operations Activity: In the fourth quarter of 2003, the Company recorded a gain of $0.4 million, net of income taxes of $0.3 million, resulting from an adjustment of estimated costs associated with discontinued operations described above. In 2002, the Company recorded a charge of $2.7 million, net of income taxes of $1.6 million, resulting from the adjustment of estimated costs associated with discontinued operations described above. In 2003, the Company recorded expenses of $1.3 million, net of taxes of $0.7 million, related to incurred litigation costs associated with the Photo Color Systems business. These expenses were primarily related to the Company’s defense of its ongoing legal dispute with Jazz Photo Corp. (see Note 16).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of discontinued operations for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001

	(In millions)
Net revenues	$—	$34.9	$57.2
Income (loss) before income taxes	—	4.9	(1.4)
Income tax provision (benefit)	—	1.9	(0.5)

Income (loss) from operations of discontinued businesses, net of income taxes	—	3.0	(0.9)
Gain from disposal of discontinued businesses, net of income taxes	—	1.6	—
Adjustment to discontinued operations amounts previously reported, net of income taxes	0.2	(2.7)	—

Gain (loss) on disposal of discontinued businesses, net of income taxes	0.2	(1.1)	—

Total discontinued operations	$0.2	$1.9	$(0.9)

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

      Color Proofing and Color Software Business: On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. Under the terms of the agreement, KPG paid the Company $50 million in cash on December 31, 2001, which is shown as proceeds from sale of businesses in the Consolidated Statement of Cash Flows for the year ended December 31, 2001. In addition, KPG was required to pay the Company approximately $20 million over a two year period for transition services. The Company recorded a pre-tax gain of $1.9 million ($1.3 million after taxes), net of related costs, in restructuring and other in the Consolidated Statement of Operations for the year ended December 31, 2001. During the fourth quarter of 2003, the Company settled all claims with KPG, which consisted primarily of a dispute over the amount of KPG’s minimum transition services obligation owed to the Company over and above the amount already reimbursed for services provided. As a result of the settlement, the Company recorded a pre-tax gain of $11.1 million in restructuring and other in the Consolidated Statement of Operations for the year ended December 31, 2003.

Divestitures Transition Services

      In connection with the sales of the Medical Imaging Systems, Photo Color Systems, color proofing and color software, and North America DSS businesses, the Company received reimbursement for certain transition services and distribution agreements that the Company had agreed to provide to the respective purchasers of these businesses. Reimbursements for transition services provided by the Company are presented as reductions of general and administrative expenses in the Consolidated Statements of Operations. These transition services substantially ended in January 2003. Reimbursements for these transition services were $0.8 million in 2003, $8.4 million in 2002, and $1.6 million in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Supplemental Balance Sheet Information

	2003	2002

	(In millions)
Accounts Receivable
Accounts receivable	$211.5	$154.5
Less allowances	(14.7)	(16.4)

Accounts receivable, net	$196.8	$138.1
Inventories
Finished goods	$117.9	$91.5
Work in process	15.0	18.9
Raw materials and supplies	26.5	28.6

Total inventories	$159.4	$139.0
Other Current Assets
Deferred income taxes	$24.5	$27.9
Restricted cash	8.3	11.1
Other	38.0	51.4

Total other current assets	$70.8	$90.4
Property, Plant and Equipment
Land	$3.0	$3.0
Buildings and leasehold improvements	150.0	137.0
Machinery and equipment	528.9	551.7
Construction in progress	66.3	25.6

Total	$748.2	$717.3
Less accumulated depreciation	(521.7)	(535.8)

Property, plant and equipment, net	$226.5	$181.5
Other Assets
Deferred income taxes	$50.1	$64.8
Intangible assets	29.8	13.9
Other	28.0	17.5

Total other assets	$107.9	$96.2
Other Current Liabilities
Employee separation costs	$0.9	$5.1
Rebates	37.6	35.8
Income taxes	27.4	26.5
Other	60.8	113.9

Total other current liabilities	$126.7	$181.3
Other Liabilities
Pension	$25.4	$46.2
Other	29.9	25.2

Total other liabilities	$55.3	$71.4
Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(76.6)	$(87.3)
Minimum pension liability adjustments	(15.6)	(19.3)
Cash flow hedging	(5.4)	(0.3)

Total accumulated other comprehensive loss	$(97.6)	$(106.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Restructuring and Other

      In the fourth quarter of 2003, the Company recorded a $0.7 million benefit for restructuring, reflecting adjustments to previously recorded restructuring reserves of $0.2 million (related to the 2002 restructuring program) and $0.5 million (related to the 2001 restructuring program). The adjustments were made, in accordance with applicable accounting standards, as part of the Company’s regular practice of reviewing its recorded restructuring reserves quarterly and making adjustments as necessary to reflect management’s best estimate of costs remaining for each restructuring program. The adjustments were made to reflect lower than expected severance costs, primarily in Europe. Each of the restructuring programs is discussed in more detail below.

      In 2002, the Company recorded a $4.0 million net benefit for restructuring. Adjustments to previously recorded restructuring reserves of $4.1 million (related to the 2001 restructuring program) and $1.7 million (related to the 2000 restructuring program) were offset by a new charge of $1.8 million. Part of the adjustment to the 2001 restructuring program was related to the Company’s DSS businesses in Europe and was primarily due to lower than estimated employee separation costs as well as recognition of pension-related benefits that can only be recorded under the applicable accounting standards when the employees are separated.

2002 and 2001 Restructuring Programs

      The $1.8 million charge recorded in 2002 relates to the realignment of the Storage Professional Services organization within the Company’s Data Storage and Information Management (DS&IM) business segment. The charges included asset impairments, exit costs and $0.4 million for employee separation programs related to headcount reduction of approximately 15 employees. During 2003 and 2002, the Company made cash payments of $0.5 million and $0.3 million, respectively, related to this restructuring program and reduced its headcount by a total of 15. This program was completed in the fourth quarter of 2003.

      In 2001, the Company recorded $48.0 million of restructuring and other charges to reduce its administrative structure, improve the profitability of the remaining, non-data storage businesses, and rationalize its data storage manufacturing. The charges include $25.0 million for employee separation programs related to a headcount reduction of approximately 430 employees related to continuing operations, of which approximately 45 percent related to administrative structure, 50 percent related to the non-data storage businesses, and the remainder related to the data storage businesses. The Company also recorded a $0.6 million special charge reflecting inventory write-downs in cost of goods sold. During 2003, 2002 and 2001, the Company made cash payments of $4.8 million, $19.7 million and $1.7 million, respectively, related to these restructuring activities. The Company expects to make payments of $2.1 million related primarily to lease payments of exited facilities and employee severance, with substantially all payments being made in 2004, to complete this restructuring program. Since the inception of this restructuring program through December 31, 2003, the Company has reduced its headcount related to continuing operations by approximately 425, which includes both voluntary and involuntary employee reductions.

      The following tables represent the activity related to the 2002 and 2001 restructuring programs, adjusted to exclude those activities specifically related to discontinued operations:

				Liability as of
	Program	Cumulative	Net	December 31,
	Amounts	Usage	Adjustments	2003

	(In millions)
Severance	$25.4	$(19.9)	$(4.6)	$0.9
Asset impairments	18.3	(18.3)		—
Other	6.1	(4.7)	(0.2)	1.2

Total	$49.8	$(42.9)	$(4.8)	$2.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Cumulative	Balance as of
	Program	Reductions and	December 31,
	Amounts	Adjustments	2003

	(Approximate Headcount)
Headcount	445	440	5

2000, 1998 and 1997 Restructuring Programs

      During 2002 and 2001, the Company made cash payments of $2.3 million and $13.0 million, respectively, related to the 2000, 1998, and 1997 restructuring programs, all of which were completed in 2002 or 2001. Through these restructuring programs, the Company reduced its headcount related to continuing operations by approximately 2,500, which included both voluntary and involuntary employee reductions.

Note 6 — Income Taxes

      The components of income (loss) from continuing operations before income taxes are as follows:

	2003	2002	2001

	(In millions)
U.S.	$91.2	$74.1	$(18.7)
International	30.9	38.5	13.3

Total	$122.1	$112.6	$(5.4)

      The income tax provision (benefit) from continuing operations is as follows:

	2003	2002	2001

	(In millions)
Currently payable (refundable)
Federal	$14.3	$(8.3)	$23.4
State	1.4	(0.8)	2.2
International	7.6	7.7	3.2
Deferred
Federal	14.4	35.4	(29.8)
State	1.3	3.3	(2.8)
International	1.3	2.1	(0.8)

Total	$40.3	$39.4	$(4.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net deferred tax assets and (liabilities) are as follows:

	2003	2002

	(In millions)
Accounts receivable allowances	$2.2	$3.1
Inventories	7.8	8.5
Property, plant and equipment	(6.0)	(6.3)
Payroll, pension and severance	13.0	19.1
Credit carryforwards	9.6	9.2
Net operating loss carryforwards	14.2	14.9
Accrued liabilities and other reserves	7.1	14.6
Research and experimentation costs	41.1	49.0
Other, net	3.8	1.4
Valuation allowance	(18.2)	(20.8)

Net deferred tax assets	$74.6	$92.7

      The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and state tax credit carryforwards. Of the aggregate net operating loss carryforwards, $23.6 million expire in 2004, $2.2 million expire in 2006, $0.3 million expire in 2007, $0.2 million expire in 2008, and $15.3 million may be carried forward indefinitely. Certain foreign net operating loss carryforwards are subject to adjustment by foreign tax authorities. The foreign tax credit carryforwards of $0.6 million expire by 2005, the state tax credit carryforwards of $7.4 million expire by 2017, and the alternative minimum tax credits of $1.6 million may be carried forward indefinitely.

      Substantially all of the Company’s net deferred tax assets as of December 31, 2003, relate to the U.S. tax jurisdiction and future recoverability is primarily dependent upon the generation of future taxable income in the U.S. The Company believes that it will generate sufficient future taxable income in the U.S. to recover the Company’s recorded net deferred tax assets.

      The income tax provision (benefit) from continuing operations differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

	2003	2002	2001

	(In millions)
Tax at statutory U.S. tax rate	$42.7	$39.4	$(1.9)
State income taxes, net of federal benefit	2.2	3.1	(0.3)
Net effect of international taxes	(6.4)	(4.0)	(3.9)
Other	1.8	0.9	1.5

Income tax provision (benefit)	$40.3	$39.4	$(4.6)

      As of December 31, 2003, approximately $176 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S. It is not practicable to determine the amount of incremental tax that might arise if these earnings were to be remitted.

      In 2003 and 2002, cash paid for income taxes, relating to both continuing and discontinued operations, was $14.9 million and $11.7 million, respectively. In 2001, as a result of income tax refunds, net cash received for income taxes, relating to both continuing and discontinued operations, was $12.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Debt

      The Company had no outstanding long-term debt as of December 31, 2003 or 2002.

      The Company had a Loan and Security Agreement (the Loan Agreement) with a group of banks that provided borrowing availability not to exceed $100 million. The Loan Agreement was terminated on December 16, 2003, in connection with entering into a new Credit Agreement described below. No borrowings were outstanding under the Loan Agreement as of December 31, 2002.

      In December 2003, the Company entered into a new Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 percent to 0.4 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. A utilization fee ranging from zero to 0.25 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to restrict materially its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of December 31, 2003 and the Company was in compliance with all covenants under the Credit Agreement.

      As of December 31, 2003 and 2002, the Company had outstanding letters of credit of $9.0 million and $13.4 million, respectively.

      The Company had no short-term debt as of December 31, 2003. Short-term debt as of December 31, 2002 was $4.5 million, which consisted primarily of local borrowings by international subsidiaries. These borrowings had original maturities of one year or less and had a weighted average interest rate of 1.9 percent. As of December 31, 2003, the Company had $10.0 million available under credit facilities held by various subsidiaries outside the U.S.

      The Company estimated that the fair value of its short-term debt approximated the carrying amount as of December 31, 2002.

      The Company’s interest expense, which includes letter of credit fees and commitment fees under the Loan Agreement, for 2003, 2002, and 2001 was $1.3 million, $1.1 million, and $1.4 million, respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $1.2 million, $1.2 million, and $1.7 million, respectively.

Note 8 — Derivatives and Hedging Activities

      The Company maintains a foreign currency exposure management policy that allows for the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows resulting from such transactions. The Company does not hold or issue derivative financial instruments for speculative or trading purposes and is not a party to leveraged derivatives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

      The Company attempts to mitigate the risk that forecasted cash flows associated with operating income denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of foreign currency option and forward contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with gains and losses that were accumulated in other comprehensive income (loss) recognized in current period operations. As of December 31, 2003 and 2002, cash flow hedges ranged in duration from one to twelve months and had a total notional amount of $131.2 million and $110.9 million, respectively. Hedge costs, representing the premiums paid on expired options net of hedge gains, of $2.1 million, $1.8 million and $2.3 million were reclassified into operations in 2003, 2002 and 2001, respectively. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2003 was $8.3 million, pre-tax, all of which is expected to reverse in 2004.

Other Hedges

      The Company enters into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure of its monetary assets and liabilities denominated in foreign currencies. The Company records the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets, and changes in their fair value are immediately recognized in earnings. As of December 31, 2003 and 2002, the Company had a notional amount of forward contracts of $51.4 million and $79.2 million, respectively, to hedge the Company’s recorded balance sheet exposures.

Fair Value Disclosure

      As of December 31, 2003 and 2002, the negative fair value of the Company’s foreign currency forward and option contracts outstanding was $7.3 million and $0.2 million, respectively. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

Note 9 — Leases

Operating Leases

      Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $10.4 million, $12.4 million, and $11.3 million in 2003, 2002 and 2001, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Minimum lease payments	$10.9	$8.9	$6.4	$4.1	$3.7	$0.3	$34.3

Sale-Leaseback Transactions

      In 2002, the Company executed a sale-leaseback transaction related to an additional manufacturing facility that it had constructed in Wahpeton, North Dakota. The terms of this agreement include monthly payments by the Company to the buyer/lessor, and an obligation by the Company to purchase the facility at the end of the agreement term. In 2003, the Company executed another sale-leaseback transaction related to a portion of its manufacturing facility in Camarillo, California. The Company accepted a note from the buyer/lessor for a portion of the sale price, and is required, under the lease agreement, to make monthly payments to the buyer/lessor. As a result of the Company’s continuing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involvement with each of the facilities, the agreements have been accounted for as financings. As of December 31, 2003, net assets totaling $11.3 million are included in property, plant and equipment related to these facilities. The following table sets forth the future minimum payments related to these obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

	(In millions)
Minimum payments	$0.9	$0.9	$0.9	$0.9	$0.8	$5.1	$9.5

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

      The Company’s Board of Directors has authorized the repurchase of up to 10 million shares of the Company’s common stock. As of December 31, 2003, 2.2 million shares remained under this authorization. During 2003 and 2002, the Company repurchased approximately 0.6 million and 0.4 million shares, respectively. A minimal number of shares was repurchased during 2001. As of December 31, 2003, the Company held 7.5 million shares of treasury stock acquired at an average price of $22.62 per share.

Note 11 — Business Segment Information

      The Company’s businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media for use in the personal storage, network and enterprise data center markets; Specialty Papers, which includes carbonless paper, such as multi-part business forms, and videodisc replication (videodisc replication was closed at the end of the first quarter of 2002); Digital Solutions and Services, which provided technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation (all businesses within the DSS segment were sold or closed prior to September 30, 2002 — see footnote 1 to the table below); and Color Technologies, whose principal products included printing and color proofing systems, printing films and plates for the graphic arts marketplace, was sold to KPG on December 31, 2001. In 2001, Specialty Papers and Color Technologies were combined and presented as a single segment. Beginning in 2002, they were separated and the prior period’s presentation was restated to conform to the new presentation as a result of the sale of the color proofing and color software business to KPG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Business Segment Information

		Data		Digital
		Storage and		Solutions		Corporate,
		Information	Specialty	and	Color	Other and
		Management	Papers	Services(1)	Technologies	Unallocated	Total

		(In millions)
Net revenues(2)	2003	$1,110.6	$52.9	$—	$—	$—	$1,163.5
	2002	1,003.9	53.1	9.5	—	0.2	1,066.7
	2001	875.9	51.0	29.6	160.8	2.0	1,119.3
Operating income (loss)(2)	2003	$104.7	$6.9	$—	$—	$8.0	$119.6
	2002	99.2	7.2	(4.0)	—	8.3	110.7
	2001	52.5	2.0	(7.5)	7.9	(59.7)	(4.8)
Assets(3)	2003	$569.1	$14.4	$—	$—	$589.3	$1,172.8
	2002	438.8	13.5	—	—	667.6	1,119.9
	2001	406.4	18.1	16.1	—	613.1	1,053.7
Depreciation and Amortization(3)	2003	$38.3	$0.7	$—	$—	$—	$39.0
	2002	36.8	0.6	0.6	—	0.7	38.7
	2001	33.0	0.6	1.2	12.6	6.7	54.1
Capital Expenditures(3)	2003	$74.7	$0.4	$—	$—	$—	$75.1
	2002	42.1	0.5	—	—	—	42.6
	2001	39.3	0.5	0.3	6.5	0.4	47.0

(1)	In the third quarter of 2002, the Company sold its North America DSS business and reclassified it to discontinued operations, as discussed in Note 3. Also in the third quarter of 2002, the Company completed the process of closing its DSS businesses outside of North America as part of the Company’s 2001 restructuring program. The DSS portion of this table includes amounts related to the DSS businesses outside of North America which have not been reclassified as discontinued operations.

(2)	The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company’s disclosable business segments, general overhead which was previously allocated to the North America DSS business, the loan impairment charge and accelerated software amortization discussed in Note 15, restructuring and other special charges and credits discussed in Note 5, litigation charges and credits discussed in Note 16, and all divestiture-related charges and credits discussed in Note 3.

(3)	Segment assets primarily include accounts receivable, inventory, and net property, plant and equipment associated with the Company’s disclosable business segments. Assets included in Corporate, Other and Unallocated are cash and equivalents, deferred income taxes, certain unallocated net property, plant and equipment, intangible assets, assets of divested and discontinued businesses, and other miscellaneous assets. Depreciation and amortization and capital expenditure amounts include amounts associated with these assets, as well as the accelerated software amortization discussed in Note 15.

      Intersegment revenues were not material.

      The following table presents information about the Company by geographic area.

		United		Total
		States	International	Company

		(In millions)
Net revenues(1)	2003	$532.7	$630.8	$1,163.5
	2002	546.7	520.0	1,066.7
	2001	587.4	531.9	1,119.3
Long-lived assets(2)	2003	$247.4	$9.1	$256.5
	2002	188.4	7.0	195.4
	2001	181.1	15.2	196.3

(1)	Net revenues are classified into geographic areas primarily based on destination.

(2)	Includes net property, plant and equipment and intangibles excluding deferred income taxes and certain investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Retirement Plans

      The Company has various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. Total pension expense was $11.1 million, $8.8 million and $15.7 million in 2003, 2002, and 2001, respectively. Net pension cost is reported on a continuing operations basis, whereas the funded status of the pension plans includes both continuing and discontinued operations. The Company uses December 31 as the measurement date for all of its pension plans. The Company expects to contribute $15 million to $20 million to its pension plans in 2004.

      The following provides reconciliations of benefit obligations, plan assets and funded status of the plans.

U.S. Plan

	2003	2002

	(In millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$104.7	$104.6
Service cost	9.9	9.3
Interest cost	6.9	7.0
Actuarial loss	9.3	0.1
Benefits paid	(9.3)	(16.9)
Plan amendments	2.3	—
Special termination benefits(1)	—	0.6

Projected benefit obligation, end of year	$123.8	$104.7

Change in plan assets
Plan assets at fair value, beginning of year	$73.6	$76.4
Actual return on plan assets	20.2	(5.9)
Company contributions	27.0	20.0
Benefits paid	(9.3)	(16.9)

Plan assets at fair value, end of year	$111.5	$73.6

Accrued pension cost
Funded status of the plan	$(12.3)	$(31.1)
Unrecognized prior service cost	2.1	—
Unrecognized actuarial loss	16.4	20.0

Total accrued pension cost	$6.2	$(11.1)

Amount recognized in financial statements
Accrued pension liability	$(11.3)	$(30.9)
Intangible asset	2.1	—
Accumulated other comprehensive loss — pre-tax	15.4	19.8

Total recognized	$6.2	$(11.1)

      The accumulated benefit obligation for the plan was $122.8 million and $104.5 million at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost includes the following components:

	2003	2002	2001

	(In millions)
Service cost	$9.9	$9.3	$13.0
Interest cost	6.9	7.0	6.1
Expected return on plan assets	(7.3)	(7.0)	(7.0)
Amortization of prior service cost	0.2	—	—
Special termination benefits(1)	—	2.4	4.9
Discontinued operations	—	(3.2)	(2.1)

Net periodic pension cost	$9.7	$8.5	$14.9

(1)	In 2002, $2.4 million was recognized for curtailment and other benefits for employees transferred to DecisionOne as part of the sale of the North America DSS business (see Note 3), including $1.7 million of recognized net actuarial loss. In 2001, $2.6 million was recognized for curtailment and other benefits for employees transferred to KPG as part of the sale of the color proofing and color software business (see Note 3), including $1.6 million of recognized net actuarial loss. In addition, $2.3 million was recognized for restructuring charges, of which $ 0.8 million was related to discontinued operations.

      The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year:

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase	4.75%	4.75%

      The following assumptions were used to determine the plan’s net periodic pension cost:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.00%	9.00%	9.00%
Rate of compensation increase	4.75%	4.75%	4.75%

      The expected long-term rate of return on plan assets is chosen from the range of likely results of compound average annual returns over a 10-year time horizon based on the plan’s current investment policy. The expected return and volatility for each asset class is based on historical equity, bond and cash market returns. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

      The plan’s asset allocation as of December 31, 2003 and 2002 by asset category is as follows:

	2003	2002

Equity securities	74%	71%
Debt securities	23%	27%
Other	3%	2%

Total	100%	100%

      The Company maintains target allocation percentages among various asset classes based on an investment policy established for the plan which is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 65 to 80 percent, debt securities at 20 to 30 percent, and other investments at zero to five percent. The Company’s investment policy for the plan is reviewed at least annually by management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Plans

	2003	2002

	(In millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$57.4	$50.1
Service cost	0.6	0.8
Interest cost	2.8	2.7
Foreign exchange rate changes	8.2	5.7
Plan amendment	(4.5)	—
Settlements and curtailments	—	(2.3)
Actuarial loss	0.7	2.3
Benefits paid	(2.7)	(0.9)
Transfer of obligations(2)	—	(1.0)

Projected benefit obligation, end of year	$62.5	$57.4

Change in plan assets
Plan assets at fair value, beginning of year	$40.8	$39.6
Actual return on plan assets	3.5	(2.1)
Foreign exchange rate changes	6.4	4.4
Company contributions	1.3	0.8
Benefits paid	(2.7)	(0.9)
Transfer of assets(2)	—	(1.0)

Plan assets at fair value, end of year	$49.3	$40.8

Accrued pension cost
Funded status of the plans	$(13.2)	$(16.6)
Unrecognized items	10.7	15.0

Total accrued pension cost	$(2.5)	$(1.6)

Amount recognized in financial statements
Prepaid pension cost	$0.7	$0.5
Accrued pension liability	(14.1)	(15.3)
Intangible asset	0.3	3.0
Accumulated other comprehensive loss — pre-tax	10.6	10.2

Total recognized	$(2.5)	$(1.6)

Weighted-average assumptions, end of year	2003	2002	2001

Discount rate	4.90%	4.70%	5.20%
Expected return on plan assets (for following year)	5.60%	5.90%	6.60%
Rate of compensation increase	3.20%	3.30%	3.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost includes the following components:

	2003	2002	2001

	(In millions)
Service cost	$0.6	$0.8	$0.9
Interest cost	2.8	2.7	2.7
Expected return on plan assets	(2.4)	(2.6)	(3.0)
Amortization of unrecognized items and other	0.7	0.5	0.3
Settlements and curtailments(3)	—	(0.7)	—
Discontinued operations	(0.3)	(0.4)	(0.1)

Net periodic pension cost	$1.4	$0.3	$0.8

      The projected benefit obligation, accumulated benefit obligation, and plan assets at fair value for the pension plans with accumulated benefit obligations in excess of plan assets resulting in minimum pension liability adjustments are as follows:

	2003	2002

	(In millions)
Projected benefit obligation, end of year	$40.9	$44.8
Accumulated benefit obligation, end of year	40.5	42.5
Plan assets at fair value, end of year	29.2	28.4

(2)	2002 includes certain benefit obligations and related plan assets transferred as a result of the sales of certain DSS businesses in Europe.

(3)	In 2002, a $1.2 million curtailment benefit was recognized following the separation of certain employees of the Company’s DSS businesses in Europe. In addition, a $0.3 million curtailment charge was recognized for employees transferred to DecisionOne as part of the sale of the North America DSS business (see Note 3). An additional curtailment charge of $0.2 million was also recognized during 2002.

Note 13 — Employee Savings and Stock Ownership Plans

      The Company sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to save up to 15 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions on the first three percent of eligible compensation and 25 percent on the next three percent of eligible compensation, in company stock. The Company also sponsors a variable compensation program, in which the Company may, at its option, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon Company performance.

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

      The ESOP will be terminated in the first quarter of 2004, and the Company plans to use shares of treasury stock to match future employee 401(k) contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The ESOP shares as of December 31, 2003 and 2002 are as follows:

	2003	2002

Released and allocated shares	2,175,126	2,051,824
Unallocated shares	761	124,063

Total original ESOP shares	2,175,887	2,175,887

Fair value of unallocated shares as of December 31	$26,749	$4,352,130

      Total expense related to the ESOP was $4.3 million, $4.3 million and $5.2 million in 2003, 2002 and 2001, respectively.

      The Company also sponsors a defined contribution plan in Japan, which began in 2003. Total expense in 2003 related to the new plan was $1.0 million.

Note 14 — Employee Stock Plans

      The Company currently has stock options outstanding under the Imation 1996 Employee Stock Incentive Program (the Employee Plan), the Imation 1996 Directors Stock Compensation Program (the Directors Plan), and the Imation 2000 Stock Incentive Plan (the Incentive Plan).

      The Employee Plan was approved and adopted by 3M on June 18, 1996, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock could have been issued or awarded under the Employee Plan could not exceed 6 million. All shares subject to awards under the Employee Plan that were canceled or terminated were made available again for issuance pursuant to awards under the Employee Plan. Grant prices were generally equal to the fair market value of the Company’s common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the Incentive Plan, no further shares are available for grant under the Employee Plan.

      The Directors Plan was also approved and adopted by 3M, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options with a term of ten years and generally become exercisable one year after grant date. Grant prices are generally equal to the fair market value of the Company’s common stock at the date of grant. As of December 31, 2003 and 2002, there were 145,441 and 259,917 shares available for grant under the Directors Plan, respectively.

      The Incentive Plan was approved and adopted by Imation’s shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that may be issued or awarded under the Incentive Plan may not exceed 4 million. All shares under the plan that are canceled or terminated will be available again for issuance pursuant to awards under the Incentive Plan. Grant prices are generally equal to the fair market value of the Company’s common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to four years after grant date. As of December 31, 2003 and 2002, there were 1,333,420 and 2,247,632 shares available for grant under the Incentive Plan, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for 2003, 2002, and 2001:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2003		2002		2001

	Stock	Weighted Average	Stock	Weighted Average	Stock	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of year	4,766,080	$24.12	4,620,517	$23.80	5,358,763	$24.13
Granted	1,168,223	34.08	1,320,050	24.59	242,350	22.03
Exercised	(551,435)	21.97	(592,401)	22.10	(135,846)	17.35
Canceled	(361,030)	27.40	(582,086)	24.74	(844,750)	26.44

Outstanding, end of year	5,021,838	26.44	4,766,080	24.12	4,620,517	23.80
Exercisable, end of year	2,726,723	23.52	2,575,977	23.04	2,874,584	23.07

      The following table summarizes information about stock options outstanding as of December 31, 2003:

			Options		Options
			Outstanding-		Exercisable-
		Weighted Average	Weighted		Weighted
	Options	Remaining	Average Exercise	Options	Average Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$10.39	433	2.9	$10.39	433	$10.39
$14.15 to $19.20	642,818	5.1	17.44	630,565	17.48
$19.56 to $23.95	1,562,248	6.0	22.91	877,364	22.84
$24.10 to $28.70	616,469	3.6	24.93	597,718	24.92
$28.75 to $39.38	2,199,870	8.0	32.00	620,643	29.29

$10.39 to $39.38	5,021,838	6.5	26.44	2,726,723	23.52

      The weighted average fair values at date of grant for options granted by the Company, all of which had exercise prices equal to the market price on the grant date, were $18.05, $11.34 and $9.18, in 2003, 2002 and 2001, respectively.

      The fair values at date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Volatility	45%	48%	45%
Risk free interest rate	2.60%	3.82%	4.69%
Expected life (months)	59	59	51
Dividend yield	0.9%	Zero	Zero

Note 15 — Miscellaneous Charges

Loan Impairment

      In order to improve the overall profitability associated with mid-range tape products, the Company has re-evaluated its manufacturing strategy for certain products and plans to leverage its metal particulate manufacturing capabilities and selective outsourcing to a greater degree in place of existing contract manufacturing. As a result, the Company recorded a $4.6 million provision to offset substantially all of an outstanding loan receivable from a contract manufacturer. This charge was recorded on a separate line in the Consolidated Statement of Operations in 2003.

Capitalized Software Amortization

      During the last half of 2000, the Company abandoned certain components of its computer software system at various dates through the end of first quarter 2001. Accordingly, the Company shortened the estimated useful life of the majority of its capitalized software and recorded the final pre-tax charge of $5.7 million in selling, general and administrative expenses in the first quarter of 2001 related to the amortization of this software being abandoned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Commitments and Contingencies

      In 2002, the Company recorded a $6.4 million net litigation benefit consisting of a $7.4 million litigation benefit from Quantum Corporation (Quantum) and Hitachi Maxell, Ltd. (Maxell) legal settlements, net of associated legal expenses, and a $1.0 million charge for an unrelated litigation matter related to optical disk royalties in Spain. In 2003, the Company reversed the reserve related to the Spain litigation due to a favorable settlement. Each of these matters is discussed in more detail below.

      The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2003, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results depending upon the final resolution in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2003 would not be material to the Company’s financial position.

Jazz Photo Corp.

      On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999 (see Note 3). In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief for both initial purchases and subsequent additional purchases of film. In 2002, the parties continued to litigate the scope of document production and discovery, and depositions began in the third quarter of 2002.

      On February 24, 2003, the Company was served with the reports of Jazz Photo’s testifying expert witnesses in the case (the Jazz Photo Reports). In the opinion of Jazz Photo’s experts as set forth in the Jazz Photo Reports, the alleged damages to Jazz Photo were caused by a combination of heat, moisture, and fumes from packaging materials supplied by Jazz Photo. The Jazz Photo Reports do not contain any opinions that the alleged damages to Jazz Photo were caused by any error by the Company in the manufacture of the film or by damage to the film during shipment to Jazz Photo. The primary opinion set forth in the Jazz Photo Reports is that the film was not fit for Jazz Photo’s particular use or purpose (use in reloaded single use cameras) because the film design made it more vulnerable to a combination of heat, moisture, and chemical fumes than other film products. The Jazz Photo Reports further conclude that the Company should have known that use in reloaded cameras would expose the film to the damaging combination of heat, moisture, and chemical fumes. The Company vigorously disputes this theory of liability and believes that it has meritorious defenses. The Jazz Photo Reports claim alleged out-of-pocket damages of approximately $13 million, lost profits through 2002 of approximately $41 million, and lost future profits of approximately $32 million. The Company vigorously disputes the amount of the out-of-pocket damages claim and vigorously disputes that Jazz Photo has suffered any lost profits as a result of any action by the Company. Any claim for treble damages by Jazz Photo would have to be based on a violation of the New Jersey Racketeer Influenced and Corrupt Organizations Act or the New Jersey Consumer Fraud Act. Even though Jazz Photo has asserted claims under these acts, the Jazz Photo Reports contain no allegation of damages related to the additional purchases of film by Jazz Photo in 1999.

      The Company is vigorously defending the action. Factual discovery is now complete. On May 6, 2003, the Company served reports of testifying expert witnesses, who conclude that the Company’s film was appropriately designed and manufactured and was fit for use in single use cameras, including reloaded single use cameras. The Company’s experts agree that the damage to the film was caused by a combination of chemical fumes, excess moisture, and excess heat occurring after the film was delivered to Jazz Photo. They conclude that Jazz Photo was responsible for the damage because it failed to put in place a quality control system consistent with industry norms and failed to comply with manufacturer instructions and industry standards concerning protecting film from heat, humidity, and chemical fumes. Also on May 6, 2003, the Company served the report of a financial expert who concludes that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiff’s financial analysis is fundamentally flawed. Both sides filed rebuttal expert reports and have taken expert depositions.

      On October 2, 2003, the Company filed a summary judgment motion for dismissal of the entire case against it. On the same date, Jazz Photo filed a motion for partial summary judgment in its favor on its New Jersey racketeering and consumer fraud claims. Decisions by the Court on these motions are pending. The final pre-trial conference was held on October 30, 2003. A settlement conference and hearing on the parties’ summary judgment motions took place on January 22, 2004. Barring summary judgment dismissal or settlement of the case, the trial is scheduled to begin April 12, 2004.

      On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company will proceed despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Fuji has brought a motion seeking an order for the appointment of a Chapter 11 trustee pursuant to 11 USC § 1104, on grounds of fraud, dishonesty or, in the alternative, incompetence and gross mismanagement by those currently controlling Jazz Photo. A decision in that motion is pending.

      The St. Paul Fire and Marine Insurance Co. (St. Paul) insured the Company under a primary commercial general liability policy. St. Paul has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. In 2003, the Company recorded $1.3 million after-tax in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by another primary carrier, Cigna and by its excess carrier, AIG. The disputes regarding additional coverage under both the primary and excess policies has been stayed pending resolution of the Jazz Photo litigation.

Quantum and Maxell

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

      On October 3, 2001, Quantum Corporation filed a lawsuit in the Superior State Court in California in Santa Clara County seeking to prohibit Imation from selling its digital linear tape for use on Quantum DLT tape drives. The lawsuit accused Imation of misappropriation of trade secrets, deceptive and misleading advertising, and unfair business practices. Quantum also filed a motion for a preliminary injunction to block Imation from selling Black WatchTM Digital Linear Tape IV cartridges. The court issued a preliminary injunction that allowed the Company to sell its Black Watch Digital Linear Tape IV cartridges but required that the Company pay Quantum a 30 percent royalty on those revenues (as set forth in the license agreement between the parties) during the interim until the claims were resolved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spanish Collecting Society

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

Note 17 — Agreement with EMTEC Magnetics GMBH

      The Company entered into an agreement on June 30, 2003, to purchase certain assets and intellectual property relating to the removable data storage tape media operations from EMTEC Magnetics GmbH, a German-based manufacturing subsidiary of EMTEC International Holding GmbH. This agreement required the Company to escrow approximately $15 million in the third quarter of 2003 pending the satisfaction of certain terms of the agreement. In October 2003, the Company received regulatory approval in Germany to continue with the transaction. Payment out of escrow is subject to contractual milestones as the transaction moves toward closure in 2004. Approximately $7.8 million was released from escrow in the fourth quarter of 2003 and is reflected as a down payment in other current assets on the Consolidated Balance Sheet as of December 31, 2003. The remaining amount held in escrow, along with the currency impact, is reflected as part of restricted cash in other current assets on the Consolidated Balance Sheet and is expected to be released from escrow in 2004.

Note 18 — Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)

	(In millions, except per share amounts)
2003
Net revenues	$273.3	$268.0	$287.8	$334.4	$1,163.5
Gross profit	87.1	81.5	77.7	88.4	334.7
Operating income	32.8	26.8	22.7	37.3	119.6
Income from continuing operations	21.5	18.9	16.7	24.7	81.8
Discontinued operations	—	0.5	(0.3)	—	0.2
Net income	21.5	19.4	16.4	24.7	82.0
Earning per common share, continuing operations:
Basic	$0.61	$0.54	$0.47	$0.69	$2.30
Diluted	0.59	0.52	0.46	0.68	2.25
Earnings (loss) per common share, discontinued operations:
Basic	$—	$0.01	$(0.01)	$—	$0.01
Diluted	—	0.01	(0.01)	—	0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth	Total(1)

	(In millions, except per share amounts)
Earnings per common share, net income:
Basic	$0.61	$0.55	$0.46	$0.69	$2.31
Diluted	0.59	0.53	0.45	0.68	2.26
2002
Net revenues	$270.6	$261.4	$263.8	$270.9	$1,066.7
Gross profit	78.5	78.6	85.2	85.5	327.8
Operating income	22.5	30.3	27.5	30.4	110.7
Income from continuing operations	15.7	20.1	16.4	21.0	73.2
Discontinued operations	1.1	1.4	2.1	(2.7)	1.9
Net income	16.8	21.5	18.5	18.3	75.1
Earning per common share, continuing operations:
Basic	$0.45	$0.58	$0.47	$0.60	$2.09
Diluted	0.45	0.57	0.46	0.58	2.05
Earnings (loss) per common share, discontinued operations:
Basic	$0.03	$0.04	$0.06	$(0.08)	$0.06
Diluted	0.03	0.04	0.06	(0.07)	0.06
Earnings per common share, net income:
Basic	$0.48	$0.62	$0.53	$0.52	$2.15
Diluted	0.48	0.61	0.52	0.51	2.11

(1)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to changes in average shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures

      Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, William T. Monahan, and the Vice President, Corporate Controller*, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

      During the fiscal quarter ended December 31, 2003, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

*	Pursuant to a Board of Directors resolution adopted on August 6, 2003, Mr. Zeller has assumed the Chief Financial Officer function with respect to preparation of financial statements and SEC filings.

PART III

      Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from the Company’s definitive Proxy Statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. The Company will file its definitive Proxy Statement pursuant to Regulation 14A by April 30, 2004.

Item 10.	Directors and Executive Officers of the Registrant.

      Board of Directors of the Company

      Michael S. Fields, Chairman and CEO, The Fields Group (a management consulting firm)

      Linda W. Hart, Vice Chairman and Chief Executive Officer, Hart Group, Inc. (a diversified group of companies primarily involved in residential and commercial building materials)

      Ronald T. LeMay, Representative Executive Officer of Japan Telecom (a telecommunications company), and an Industrial Partner of Ripplewood Holdings

      Marvin L. Mann, Chairman Emeritus, Lexmark International (a supplier of network and personal printers and information processing supplies)

      L. White Matthews, III, Retired Executive Vice President and Chief Financial Officer, Ecolab, Inc. (developer and marketer of cleaning and sanitizing products and services), and Former Chief Financial Officer and Executive Vice President of Union Pacific Corporation (a company involved primarily in rail transportation and trucking)

      William T. Monahan, Chairman, President and Chief Executive Officer, Imation Corp.

      Glen A. Taylor, Chairman, Taylor Corporation (a holding company in the specialty printing and marketing areas)

      Daryl J. White, Former President and Chief Financial Officer, Legerity, Inc. (a supplier of data and voice communications integrated circuitry), and Former Senior Vice President of Finance and Chief Financial Officer, Compaq Computer Corporation (a computer equipment manufacturer).

      See Part I of this Form 10-K, “Executive Officers of the Company.” The Section of the Proxy Statement entitled “Board of Directors-Director Independence and Audit Committee Financial Expert Determination,” “Board of Directors-Committees of the Board, “ “Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1-Election of Directors” is incorporated by reference into this Form 10-K.

      The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer/ controller or persons performing similar functions and all other Company employees. This code of ethics is part of the Company’s broader Business Conduct Policy, posted on the Company’s website. The Internet address for the Company’s website is http://www.imation.com, and the Business Conduct Policy may be found on the “Investor Relations” page, which can be accessed from the main web page under “About Imation.” The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the required code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer/ controller or persons performing similar functions by posting such information on the Company’s website, at the address and location specified above. The Company’s Corporate Governance Guidelines, and charters for its Audit and Finance, Compensation and Nominating and Governance Committees are also available the Company’s website on the “Investor Relations Page.” The Business Conduct Policy, Corporate Governance Guidelines, and charters for its Audit and Finance, Compensation and Nominating and Governance Committees are also available in print to any shareholder who requests them and such requests should be made to: Imation Corp., Investor Relations, 1 Imation Place, Oakdale, MN 55128. Materials posted on the Company’s website are not incorporated by reference into this annual report on Form 10-K.

Item 11.	Executive Compensation.

      The Section of the Proxy Statement entitled “Compensation of Executive Officers” is incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The Section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership by Management” are incorporated by reference into this Form 10-K.

Equity Compensation Plan Information

      The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s existing equity compensation plans as of December 31, 2003, including the 2000 Stock Incentive Plan, the 1996 Employee Stock Incentive Program, as amended, and the 1996 Director Stock Compensation Program. As of December 31, 2003, options are the only form of compensation that has been granted under the 1996 Employee Stock Incentive Program and the 2000 Stock Incentive Plan. Options, restricted stock and restricted stock units have been granted to directors under the 1996 Director Stock Compensation Program. All of the compensation plans listed below have been approved by the Company’s shareholders.

			Number of
			Securities Remaining
	Number of		Available for Future
	Securities to be		Issuance Under the
	Issued Upon Exercise	Weighted-average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Equity compensation plans approved by shareholders	and Rights	Warrants and Rights	in the First Column)

2000 Stock Incentive Plan	2,511,077	$28.96	1,333,420 (1)
1996 Employee Stock Incentive Program	2,047,697	$23.37	0 (2)
1996 Director Stock Compensation Program	462,631 (3)	$26.34	145,441 (4)
Total	5,021,405 (5)	$26.44	1,478,861

(1)	Under the 2000 Stock Incentive Plan, the Compensation Committee may issue restricted stock, performance awards and other stock-based awards in addition to options.

(2)	No additional awards may be granted under the Company’s 1996 Employee Stock Incentive Plan.

(3)	This number does not include 10,698 shares of restricted stock.

(4)	Under the 1996 Director Stock Compensation Program, the Compensation Committee may issue restricted stock in addition to options and restricted stock units.

(5)	This number does not include outstanding options for 433 shares of common stock at a weighted average exercise price of $10.39 per share that were assumed in connection with an acquisition. No subsequent grants of any kind will be made pursuant to this compensation plan.

Item 13.	Certain Relationships and Related Transactions.

      Not applicable.

Item 14.	Principal Accountant Fees and Services

      The Section of the Proxy Statement entitled “Audit and Other Fees and Audit and Finance Committee Pre-Approval Policies” is incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) List of Documents filed as Part of this Report

1.	Financial Statements

      The following Report of Independent Auditors and consolidated financial statements of the Company are contained in Part II of this Report:

2.	Financial Statement Schedules

      All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

      The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2003)
4.1	Rights Agreement, dated as of June 18, 1996 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)
4.2	Amendment No. 1 to the Rights Agreement dated as of January 12, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K Current Report dated February 8, 1999)
4.3	Amendment No.2 to the Rights Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2003)
4.4	Amendment No. 3 to the Rights Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended June 30, 2003)
4.5	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)
10.1*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)
10.2*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.3*	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.4*	Employment Agreement dated as of April 1, 1998, between Robert L. Edwards and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 1998).
10.5*	Form of amended severance agreement between the Company and its executive officers other than William T. Monahan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2001)
10.6*	Summary of transaction bonus agreements between the Company and certain executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2001)
10.7*	Imation 2000 Stock Incentive Plan, as amended.
10.8*	1996 Directors Stock Compensation Program, as amended May 8, 2002. (incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended June 30, 2002)
10.9*	Severance Agreement dated August 7, 2002 between the Company and William T. Monahan, replacing the Employment Agreement dated as of July 1, 1996 which was included as exhibit 10.7 in the Company’s Registration Statement on Form 10 (No. 1-14310) (incorporated by reference to Exhibit 10.1 of the Company’s 10-Q for the quarter ended September 30, 2002)
10.10*	Retirement Agreement dated November 7, 2002 between the Company and David H. Wenck (incorporated by reference to exhibit 10.12 of the Company’s 10-K for the fiscal year ended December 31, 2002)
10.11	Shareholders Agreement in relation to Global Data Media FZ-LLC.
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Auditors
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Exhibit

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K

      A Form 8-K Current Report dated October 23, 2003 was furnished relating to the Company’s third quarter earnings release.

      A Form 8-K Current Report dated November 17, 2003 was furnished relating to the Company’s CEO’s announced intent to retire prior to the end of 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMATION CORP.

By:	/s/ WILLIAM T. MONAHAN

William T. Monahan
Chairman, President and
Chief Executive Officer

Date: March 1, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ WILLIAM T. MONAHAN William T. Monahan		Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 1, 2004

/s/ PAUL R. ZELLER Paul R. Zeller		Vice President, Corporate Controller (principal financial officer and controller)**	March 1, 2004

* Michael S. Fields		Director	March 1, 2004

* Linda W. Hart		Director	March 1, 2004

* Ronald T. LeMay		Director	March 1, 2004

* Marvin L. Mann		Director	March 1, 2004

* L. White Matthews, III		Director	March 1, 2004

* Glen A. Taylor		Director	March 1, 2004

* Daryl J. White		Director	March 1, 2004

*By:	/s/ JOHN L. SULLIVAN John L. Sullivan Attorney-in-fact

** Pursuant to a Board of Directors resolution adopted on August 6, 2003, Mr. Zeller has assumed the Chief Financial Officer function with respect to preparation of financial statements and SEC filings.