Form 10-Q
period 2004-03-31
IMATION CORP
filed 2004-05-06
CIK 1014111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

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
Yes [X] No [ ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,455,060 shares of Common Stock, par value $0.01 per share, were outstanding at May 4, 2004.

IMATION CORP.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2004	2003
Net revenues	$339.3	$273.3
Cost of goods sold	245.8	186.2

Gross profit	93.5	87.1

Operating expenses:
Selling, general and administrative	44.8	41.4
Research and development	15.2	12.9

Total	60.0	54.3

Operating income	33.5	32.8
Other (income) and expense:
Interest income	(1.1)	(1.8)
Interest expense	0.1	0.3
Other, net	1.0	0.7

Total	—	(0.8)

Income from continuing operations before taxes	33.5	33.6

Income tax provision	11.8	12.1

Income from continuing operations	21.7	21.5
Loss from discontinued operations, net of taxes	0.3	—

Net income	$21.4	$21.5

Earnings per common share — basic:
Continuing operations	$0.61	$0.61
Discontinued operations	(0.01)	—

Net income	$0.60	$0.61

Earnings per common share — diluted:
Continuing operations	$0.60	$0.59
Discontinued operations	(0.01)	—

Net income	$0.59	$0.59

Weighted average basic shares outstanding	35.4	35.4

Weighted average diluted shares outstanding	36.2	36.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and equivalents	$395.7	$411.4
Accounts receivable, net	191.3	196.8
Inventories	177.4	159.4
Other current assets	54.8	70.8

Total current assets	819.2	838.4

Property, plant and equipment, net	224.6	226.5
Other assets	118.0	107.9

Total assets	$1,161.8	$1,172.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$139.5	$148.3
Accrued payroll	13.3	22.2
Other current liabilities	118.5	126.7

Total current liabilities	271.3	297.2
Other liabilities	54.6	55.3

Shareholders’ equity	835.9	820.3

Total liabilities and shareholders’ equity	$1,161.8	$1,172.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$21.4	$21.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.5	9.3
Deferred income taxes	7.6	6.2

Accounts receivable	4.9	(2.4)
Inventories	(18.6)	1.6
Other current assets	13.6	3.7
Accounts payable	(3.7)	(0.4)
Accrued payroll and other current liabilities	(16.2)	(21.0)

Working capital changes	(20.0)	(18.5)

Other	2.7	0.3

Net cash provided by operating activities	24.2	18.8

Cash Flows from Investing Activities
Capital expenditures	(14.3)	(14.1)
Purchase of investments	(18.4)	—
Other	—	(4.7)

Net cash used in investing activities	(32.7)	(18.8)

Cash Flows from Financing Activities
Net change in short-term debt	—	0.4
Purchases of treasury stock	(8.9)	—
Dividend payments	(2.8)	—
Exercise of stock options and other	3.9	2.9
Decrease in unearned ESOP shares	—	1.0

Net cash (used in) provided by financing activities	(7.8)	4.3

Effect of exchange rate changes on cash	0.6	1.1

Net change in cash and equivalents	(15.7)	5.4
Cash and equivalents — beginning of period	411.4	474.7

Cash and equivalents — end of period	$395.7	$480.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The December 31, 2003 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2. STOCK-BASED COMPENSATION

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans as all options granted have had no intrinsic value at the time of grant. The table below illustrates the effect on net income and earnings per share if the fair value of all options previously granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for additional information regarding Employee Stock Plans.

(In millions, except per share amounts)

	Three months ended March 31,
	2004	2003
Net income, as reported	$21.4	$21.5
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.3)	(1.0)

Pro forma net income	$20.1	$20.5

Earnings per share:
Basic — as reported	$0.60	$0.61
Basic — pro forma	$0.57	$0.58

Diluted — as reported	$0.59	$0.59
Diluted — pro forma	$0.56	$0.56

3. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period, adjusted for ESOP shares not allocated to employee accounts. Under the applicable accounting rules, unallocated shares held in the Company’s ESOP trust, which was established in 1996 as a way of funding certain employee retirement savings benefits, are not considered outstanding for purposes of calculating earnings per share. ESOP shares have been fully allocated as of March 31, 2004. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three months ended March 31,
(In millions)	2004	2003
Weighted average shares outstanding	35.4	35.5
Weighted average ESOP shares not yet allocated	—	(0.1)

Weighted average basic shares outstanding	35.4	35.4
Dilutive effect of employee stock options	0.8	1.0

Weighted average diluted shares outstanding	36.2	36.4

As of March 31, 2004 and 2003, certain options to purchase approximately 12,000 and 7,500 shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)

	March 31,	December 31,
	2004	2003
Accounts Receivable
Accounts receivable	$205.1	$211.5
Less allowances	(13.8)	(14.7)

Accounts receivable, net	$191.3	$196.8

Inventories
Finished goods	$129.9	$117.9
Work in process	19.9	15.0
Raw materials and supplies	27.6	26.5

Total inventories	$177.4	$159.4

Other Current Assets
Deferred income taxes	$22.0	$24.5
Restricted cash	8.1	8.3
Other	24.7	38.0

Total other current assets	$54.8	$70.8

Property, Plant and Equipment
Property, plant and equipment	$750.8	$748.2
Less accumulated depreciation	(526.2)	(521.7)

Property, plant and equipment, net	$224.6	$226.5

Other Assets
Deferred income taxes	$44.1	$50.1
Long-term investments	31.8	13.4
Intangible assets	27.6	29.8
Other	14.5	14.6

Total other assets	$118.0	$107.9

Other Current Liabilities
Rebates	30.2	37.6
Income taxes	28.7	27.4
Other	59.6	61.7

Total other current liabilities	$118.5	$126.7

Other Liabilities
Pension	$28.1	$25.4
Other	26.5	29.9

Total other liabilities	$54.6	$55.3

5. LITIGATION, COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II. Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

6. RESTRUCTURING

The following tables summarize the activity related to the 2002 and 2001 restructuring programs, adjusted to exclude those activities specifically related to discontinued operations:

				Liability as of
	Program	Cumulative	Net	March 31,
(In millions)	Amounts	Usage	Adjustments	2004
Severance	$25.4	$(20.2)	$(4.6)	$0.6
Asset impairments	18.3	(18.3)	—	—
Other	6.1	(4.9)	$(0.2)	1.0

Total	$49.8	$(43.4)	$(4.8)	$1.6

			Balance as of
	Program	Cumulative	March 31,
(Approximate Headcount)	Amounts	Reductions and Adjustments	2004
Headcount	445	440	5

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional details regarding the 2002 and 2001 restructuring programs. There were no net adjustments recorded in the first quarter of 2004 or 2003. The Company expects to make payments of approximately $1.6 million related primarily to lease payments for exited facilities and employee severance, with substantially all payments being made in 2004. All other restructuring activities are substantially complete as of March 31, 2004.

7. RETIREMENT PLANS

Employer Contributions

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute $15 million to $20 million to its pension plans in 2004. As of March 31, 2004, $4 million of contributions have been made. The Company presently anticipates contributing an additional $11 million to $16 million to fund its pension plans in 2004.

Components of Net Periodic Pension Cost

(In millions)

U.S. Plan	Three months ended March 31,
	2004	2003
Service cost	$2.6	$2.5
Interest cost	1.7	1.7
Expected return on plan assets	(2.2)	(1.8)
Amortization of prior service cost	0.1	—

Net periodic pension cost	$2.2	$2.4

International Plans	Three months ended March 31,
	2004	2003
Service cost	$0.1	$0.2
Interest cost	0.8	0.7
Expected return on plan assets	(0.7)	(0.6)
Amortization of unrecognized items and other	0.2	0.1

Net periodic pension cost	$0.4	$0.4

8. COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consists of the following:

			Minimum	Accumulated
	Cumulative	Cash	Pension	Other
	Translation	Flow	Liability	Comprehensive
(In millions)	Adjustment	Hedging	Adjustment	(Loss) Income
Balance, December 31, 2003	$(76.6)	$(5.4)	$(15.6)	$(97.6)
First quarter 2004 change	—	1.4	—	1.4

Balance, March 31, 2004	$(76.6)	$(4.0)	$(15.6)	$(96.2)

Comprehensive income for the three months ended March 31, 2004 and 2003 consists of the following:

	Three months ended March 31,
(In millions)	2004	2003
Net income	$21.4	$21.5
Changes in cumulative translation adjustment	—	2.8
Cash flow hedging, net	1.4	(0.8)

Comprehensive income	$22.8	$23.5

9. BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets and customers they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media and services for use in the mobile and desktop, network and enterprise data center markets and Specialty Papers, providing carbonless paper used to create multi-part business forms.

Business		Data
Segment		Storage and		Corporate,
Information	First	Information	Specialty	Other and	Total
(In millions)	Quarter	Management	Papers	Unallocated	Company
Net revenues	2004	$326.3	$13.0	$—	$339.3
	2003	260.0	13.3	—	273.3

Operating	2004	$31.8	$1.7	$—	$33.5
income (loss)	2003	31.4	1.9	(0.5)	32.8

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2003.

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

Cash Flow Hedges. The Company attempts to mitigate a portion of the risk that forecasted cash flows associated with operating income denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of foreign currency option and forward contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with future gains and losses recognized in current period operations. As of March 31, 2004, cash flow hedges ranged in duration from one to nine months and had a total notional amount of $99.5 million. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $1.2 million were reclassified into operations during the quarter ended March 31, 2004. The amount of net deferred losses on foreign currency cash flow hedges included in other comprehensive (loss) income in shareholders’ equity as of March 31, 2004 was $6.0 million, pre-tax, which depending on market factors is expected to reverse or be reclassified into operations in 2004.

Other Hedges. The Company enters into foreign currency forward contracts, generally with durations of less than two months, to manage foreign currency exposure of its monetary assets and liabilities denominated in foreign currencies. The Company records the estimated fair value of these forwards within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and changes in their fair value are immediately recognized in earnings. As of March 31, 2004, the Company had a notional amount of forward contracts of $67.8 million to hedge the Company’s recorded balance sheet exposures.

Fair Value Disclosure. As of March 31, 2004, the negative fair value of the Company’s foreign currency forward and option contracts outstanding was $4.1 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

11. AGREEMENT WITH EMTEC MAGNETICS GMBH

The Company entered into an agreement on June 30, 2003, to purchase certain assets and intellectual property relating to the removable data storage tape media operations from EMTEC Magnetics GmbH, a German-based manufacturing subsidiary of EMTEC International Holding GmbH. In April 2004, the transaction was closed.

This agreement required the Company to escrow approximately $15 million in the third quarter of 2003 pending the satisfaction of certain terms of the agreement. In October 2003, the Company received regulatory approval in Germany to continue with the transaction. Payment out of escrow is subject to contractual milestones. Approximately $7.8 million was released from escrow in the fourth quarter of 2003 and is reflected as a down payment in other current assets on the Condensed Consolidated Balance Sheet as of March 31, 2004. The remaining amount held in escrow is reflected as part of restricted cash in other current assets on the Condensed Consolidated Balance Sheet as of March 31, 2004. In April 2004, upon closing approximately $7 million was released from escrow. The third and final escrow payment is expected to be released from escrow in the second or third quarter of 2004.

12. DISCONTINUED OPERATIONS

In the first quarter of 2004, the Company recorded expenses of $0.5 million (net of taxes of $0.2 million), related to the litigation costs associated with discontinued operations. These expenses were related to the Company’s defense of its ongoing legal dispute with Jazz Photo Corp. No such expenses were recorded in the first quarter of 2003 as the costs in this quarter were covered by insurance. See Part II. Item 1, Legal Proceedings in this Form 10-Q for additional details.

13. NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 was effective in 2003 for interests obtained after January 31, 2003. Beginning in the first quarter of fiscal year 2004, FIN 46, as amended, is applied to interests in variable interest entities acquired prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the consolidated results of operations, financial position, or cash flows.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of March 31, 2004, and the related consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
April 21, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Imation is a global technology development, manufacturing and distribution company that derives revenue and profits primarily from the sale of removable data storage media products to both consumers and business. These products range from floppy diskettes, recordable CDs and DVDs, and tape cartridges used in small and medium businesses to high capacity tape cartridges used in large automated tape silos in a data center environment. These products are sold in over 100 countries outside the U.S., and approximately 60 percent of the Company’s total first quarter 2004 revenues came from outside the U.S. The Company also has a specialty papers business, representing less than four percent of first quarter 2004 revenues, which manufactures and distributes carbonless paper for use in the creation of multi-part business forms.

The core data storage market presents attractive growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, pricing pressure on media products, diverse distribution channels, and a large variety of formats for both tape and optical products. The Company delivers a broad portfolio of products across diverse distribution channels and geographies. Success in this market is dependent on being early to market with new formats, having efficient sourcing, manufacturing and supply chain operations, maintaining competitive total delivered cost, working closely with leading OEM’s (Original Equipment Manufacturers) to develop enhancements to existing and new formats, carrying a broad assortment of products across multiple competing tape drive platforms, and having a broad geographic and market coverage across a variety of distribution channels. As a result, the Company’s business is a combination of a manufacturer and a brand distributor.

While the overall removable data storage media industry is a growth industry, the highest revenue growth opportunities over the next three to five years lie outside the Company’s historical core magnetic tape and diskette media businesses. These higher growth markets include newer tape formats in semi-proprietary or open systems environments, recordable optical discs, which currently are more consumer oriented products, and removable flash memory. These higher revenue growth opportunities provide revenue streams that are, as a rule, at lower gross profit margins than the Company’s historical gross margins on the core magnetic media business.

The Company’s strategy has been to position itself to profitably take advantage of these growth opportunities by establishing strategic sourcing, brand distribution and licensing arrangements which require relatively low capital investments and by implementing a relatively flat and efficient operating structure, which can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenues. For example, while the Company has intellectual property, patents and know-how in optical media, it sources these products from third party manufacturers.

The growth opportunities in the removable data storage media market are also generally higher in emerging markets such as Asia and Latin America than in more established markets in the U.S. and Western Europe. As a result, as the Company pursues growth opportunities in emerging markets, revenues are expected over time to increasingly be derived from sales outside the U.S.

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

Net revenues of $339.3 million increased 24.2 percent from last year’s first quarter revenues of $273.3 million, driven by revenue growth in the Company’s Data Storage and Information Management segment (DS&IM). For the quarter, U.S. revenues totaled $134.4 million, or 40 percent of worldwide revenues, compared with $126.8 million, or 46 percent, from a year ago. Non-U.S. revenues totaled $204.9 million, or 60 percent of worldwide revenues, compared with $146.5 million, or 54 percent, from a year ago. The shift in revenues from the U.S. to international was driven by strong growth in Asia and Latin America as well as the launch in 2003 of Global Data Media (GDM), the Company’s joint venture with Moser Baer India. Favorable currency rates also benefited international revenues, as discussed under “Impact of Foreign Currency Rates” below.

DS&IM first quarter revenues increased $66.3 million, or 25.5 percent, to $326.3 million from $260.0 million a year ago. The revenue increase in the first quarter 2004 was driven by volume increases of approximately 29 percent and the effect of a positive currency exchange rate translation of approximately five percent. The volume and currency translation benefits were partially offset by price declines of approximately nine percent. As discussed under “Impact of Foreign Currency Rates” below, pricing changes can be impacted by changes in foreign currency exchange rates. The Company’s strategic growth initiatives, strong market position in our core media business, broad product portfolio and global presence produced broad-based growth both by region and product. Recordable CD and DVD optical discs had strong growth through the GDM joint venture. In total, optical media products accounted for approximately one-third of total revenues in the first quarter of 2004. Ultrium tape cartridges, STK 9940 and IBM tape cartridge formats and the Exabyte brand distribution agreement also contributed to the growth in the first quarter of 2004.

Specialty Papers, which manufactures carbonless paper used to create multi-part business forms, had a slight revenue decline, with $13.0 million in first quarter 2004 as compared with $13.3 million in first quarter 2003. The decrease was driven by declines in Imation branded offset and xerographic paper sales, partially offset by a sales increase associated with the introduction of digital carbonless paper.

Gross profit in first quarter 2004 was $93.5 million or 27.6 percent of revenues, compared to $87.1 million, or 31.9 percent of revenues in the first quarter of 2003. The increase in gross profit was driven by strong revenue growth. The decline in gross profit percentage was due primarily to product mix driven by growth in optical products which carry lower gross profits as a percentage of sales.

Selling, general and administrative (SG&A) expenses in first quarter of 2004 were $44.8 million, or 13.2 percent of revenues, compared to $41.4 million, or 15.2 percent of revenues in the first quarter of 2003. The quarter over quarter 2.0 percentage point decrease in SG&A as percent of revenues was primarily the result of the revenue growth initiatives within DS&IM which increased revenues without a corresponding increase in the level of SG&A expenses. This is in line with the Company’s strategy, as discussed in “General Overview” above.

Research and development costs were $15.2 million, or 4.5 percent of revenues in the first quarter of 2004, as compared to $12.9 million, or 4.7 percent of revenues in the first quarter of 2003. The increased spending in dollar terms was related to investments in new storage platforms.

Based on the above factors, operating income in the first quarter of 2004 was $33.5 million, or 9.9 percent of revenues, compared with operating income of $32.8 million, or 12.0 percent of revenues, for the same period last year.

The tax rate for the first quarter of 2004 was approximately 35 percent, down from approximately 36 percent in the first quarter of 2003. The Company would see a lower tax rate in 2004 if certain tax benefits are realized, but is unable to project with certainty those tax benefits at this time.

Income from continuing operations in the first quarter of 2004 was $21.7 million, or $0.61 per basic share and $0.60 per diluted share, compared with income from continuing operations of $21.5 million, or $0.61 per basic share and $0.59 per diluted share, in the first quarter of 2003.

Net income in the first quarter of 2004 was $21.4 million, or $0.60 per basic share and $0.59 per diluted share, compared with net income of $21.5 million, or $0.61 per basic share and $0.59 per diluted share, in the first quarter of 2003. Net income included a loss of $0.3 million, net of taxes, from discontinued operations in the first quarter of 2004 (see note 12 to Consolidated Financial Statements).

Impact of Changes in Foreign Currency Rates

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

Changes in foreign currency exchange rates in the first three months of 2004 positively impacted worldwide revenues by approximately five percent due to favorable translation. The impact on profits is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that over time work to offset translation benefits. For example, the Company has generally experienced increased price erosion internationally as the dollar weakened. In addition, the weak dollar negatively impacts some regional business activity. The Company’s objective is to hedge a portion of the Euro operating income exposure through the purchase of a combination of currency forwards and options, which protects a portion of operating income against downside risk but enables the Company to capture upside benefits from favorable translation (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q).

Financial Position

As of March 31, 2004, the Company’s cash and equivalents balance was $395.7 million, a decrease of $15.7 million compared to December 31, 2003. This decrease relates primarily to the purchase of investments of $18.4 million in the first quarter of 2004. These investments, which total $31.8 million as of March 31, 2004, related to investment grade interest bearing securities with maturities greater than one year and are classified as non-current assets.

Accounts receivable days sales outstanding was 44 days as of March 31, 2004, down two days from December 31, 2003. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable. The decrease in days sales outstanding was driven by accounts receivable declines in the U.S. related to large retail accounts. This resulted in a decrease in the accounts receivable balance of $5.5 million to $191.3 million as of March 31, 2004 from $196.8 million as of December 31, 2004. Days of inventory supply was 75 days as of March 31, 2004 compared to 71 days as of December 31, 2003. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of good sold for the previous 12 months, expressed in days. The increase in days of inventory supply was primarily to support the increased service and sales levels of the Company. This resulted in an increase in the inventory balance of $18.0 million to $177.4 million as of March 31, 2004 from $159.4 million as of December 31, 2003.

The decrease of $16.0 million in other current assets during the first quarter was driven by a number of smaller factors including $4.4 million received from the settlement reached in January 2004 related to outstanding transition services payments for the color proofing and color software business sold in 2001.

The increase in other assets during the first quarter of $10.1 million was primarily caused by the purchase of investments of $18.4 million, as described above, partially offset by a reduction of deferred tax assets of $6.0 million.

The decrease in accounts payable of $8.8 million was driven primarily by payments during the first quarter for capital expenditures of $5 million reported as accounts payable as of December 31, 2003.

Liquidity and Capital Resources

Cash provided by operating activities was $24.2 million in the first three months of 2004. The major driver was net income as adjusted for non-cash items of $41.5 million, offset by working capital usages of $20.0 million. Net income as adjusted for significant non-cash items includes net income of $21.4 million, adjusted for depreciation and amortization of $12.5 million and deferred income taxes of $7.6 million. The working capital usages in 2004 were driven by an $18.6 million increase in inventory and payments of $10 million for broad-based employee incentive compensation plans related to full year 2003 performance. The working capital usage was partially offset by a reduction of other current assets consisting of several items including $4.4 million received from the settlement reached in January 2004 related to outstanding transition services payments for the color proofing and color software business sold in 2001.

For the first three months of 2003, cash provided by operating activities was $18.8 million. The major driver was net income as adjusted for non-cash items of $37.0 million, offset by working capital usages of $18.5 million. Net income as adjusted for significant non-cash items includes net income of $21.5 million, adjusted for depreciation and amortization of $9.3 million and deferred income taxes of $6.2 million. The working capital usages in 2003 were primarily for payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million as well as payments related to restructuring programs of $2.6 million.

Cash used by investing activities was $32.7 million in the first three months of 2004 and $18.8 million in the first three months of 2003. Investing activities primarily relate to capital spending for both periods and for purchases of investments of $18.4 million in the first quarter of 2004. These investments related to investment grade interest bearing securities with maturities greater than one year and are classified as non-current assets.

Cash used in financing activities was $7.8 million in the first three months of 2004. Cash usages in 2004 were driven by share repurchases of $8.9 million and dividend payments of $2.8 million, offset partially by cash inflows of $3.9 million related to the exercise of stock options. Cash inflows in the first three months of 2003 were driven by $2.9 million related to the exercise of stock options. There were no purchases of treasury stock or dividends paid during the first three months of 2003.

As of March 31, 2004, the Company does not have any debt. In December 2003, the Company entered into a new Credit Agreement with a group of banks that expires December 16, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. A utilization fee ranging from zero to 0.25 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to restrict materially its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of March 31, 2004 and the Company was in compliance with all covenants under the Credit Agreement.

In addition, certain international subsidiaries have arranged borrowings locally outside of the Credit Agreement discussed above. As of March 31, 2004, there were no borrowings outstanding under such arrangements.

In 1999, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock. The Company repurchased 250,000 shares during the first three months of 2004. As of March 31, 2004, the Company had repurchased 8.1 million shares under this authorization and held, in total, 7.6 million shares of treasury stock acquired at an average price of $22.81 per share.

The Company paid a cash dividend of $0.08 per share, or $2.8 million, during the first quarter of 2004. On May 5, 2004, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per share, payable June 30, 2004, to shareholders of record at the close of business on June 15, 2004. Any future dividends are at the discretion of and subject to the approval of Imation’s Board of Directors.

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it expected to contribute $15 million to $20 million to its pension plans in 2004. As of March 31, 2004, $4 million of contributions have been made. The Company presently anticipates contributing an additional $11 million to $16 million to fund its pension plans in 2004.

The Company’s remaining liquidity needs for 2004 include: capital expenditures of approximately $31 million; tax payments of approximately $21 million of which $14.5 million is expected in the second quarter; pension funding of approximately $11 million to $16 million; lease payments of approximately $8 million; and any amounts associated with dividend payments and the repurchase of common stock under the authorizations discussed above. The Company expects that cash and equivalents plus long term cash investments, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company.

Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

Contractual Obligations

A table of the Company’s contractual obligations was provided in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to the Company’s contractual obligations during the first three months of 2004.

Critical Accounting Policies and Estimates

For further discussion, see the “Critical Accounting Policies and Estimates” section in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to these accounting policies during the first three months of 2004.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 was effective in 2003 for interests obtained after January 31, 2003. Beginning in the first quarter of 2004, FIN 46, as amended, is applied to interests in variable interest entities acquired prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the consolidated results of operations, financial position, or cash flows.

Forward-Looking Statements and Risk Factors

The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current outlook for fiscal year 2004, and are subject to the risks and uncertainties described below.

•	Total company revenue for the full year 2004 is targeted to grow approximately 15 percent to $1.34 billion. Previously, the Company had targeted growth ranging between 10 and 15 percent.

•	Full year 2004 operating income is targeted to range between $123 million and $127 million. Previously, the Company had targeted operating income to range between $120 million and $123 million. Due to comparison with the very strong operating income recorded in the first quarter of 2003, and planned start up costs in the first half of 2004 associated with a new manufacturing facility, the Company anticipates that year-over-year operating income growth rate will be strongest in the second half of the year.

•	The tax rate is currently targeted to be 35 percent. The Company would see a lower tax rate in 2004 if certain tax benefits are realized, but is unable to project with certainty those benefits at this time.

•	Capital spending is targeted to be approximately $45 million.

•	Depreciation and amortization is targeted to be in the range of $45 million to $50 million.

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

The Company wishes to caution investors not to place undue reliance on any such forward looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinion or statements expressed with respect to future periods are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand or the impact of changes in market conditions, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, its ability to achieve the expected benefits in a timely manner from the Moser Baer relationships including the GDM joint venture, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, its ability to secure adequate supply of certain high demand products, the ready availability and price of energy, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products, as well as various factors set forth under the caption “Risk Factors” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the paragraph noted below, there has been no material change since the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2003. For further information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Also, see information on derivatives and hedging activities in Note 10 to the Consolidated Financial Statements of this Form 10-Q.

As of March 31, 2004, the Company had $167.3 million notional amount of foreign currency forward and option contracts of which $67.8 million hedged recorded balance sheet exposures. This compares to $182.6 million notional amount of foreign currency forward and option contracts as of December 31, 2003, of which $51.4 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in quarter-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of March 31, 2004 by $14.4 million.

Item 4. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, William T. Monahan, and the Vice President, Corporate Controller*, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

During the fiscal quarter ended March 31, 2004, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

* Pursuant to a Board of Directors resolution adopted on August 6, 2003, Mr. Zeller has assumed the Chief Financial Officer function with respect to preparation of financial statements and SEC filings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2004, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of March 31, 2004 would not be material to the Company’s financial position.

On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charges breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999. In the complaint, Jazz Photo seeks unspecified compensatory damages, treble damages, punitive damages, and equitable relief for both initial purchases and subsequent additional purchases of film. In 2002, the parties continued to litigate the scope of document production and discovery, and depositions began in the third quarter of 2002. Depositions were taken in the fourth quarter of 2002 through the first quarter of 2004.

On February 24, 2003, the Company was served with the reports of Jazz Photo’s testifying expert witnesses in the case (the Jazz Photo Reports). In the opinion of Jazz Photo’s experts as set forth in the Jazz Photo Reports, the alleged damages to Jazz Photo were caused by a combination of heat, moisture, and fumes from packaging materials supplied by Jazz Photo. The Jazz Photo Reports do not contain any opinions that the alleged damages to Jazz Photo were caused by any error by the Company in the manufacture of the film or by damage to the film during shipment to Jazz Photo. The primary opinion set forth in the Jazz Photo Reports is that the film was not fit for Jazz Photo’s particular use or purpose (use in reloaded single use cameras) because the film design made it more vulnerable to a combination of heat, moisture, and chemical fumes than other film products. The Jazz Photo Reports further conclude that the Company should have known that use in reloaded cameras would expose the film to the damaging combination of heat, moisture, and chemical fumes. The Company vigorously disputes this theory of liability and believes that it has meritorious defenses. The Jazz Photo Reports claim alleged out-of-pocket damages of approximately $13 million, lost profits through 2002 of approximately $41 million, and lost future profits of approximately $32 million. The Company vigorously disputes the amount of the out-of-pocket damages claim and vigorously disputes that Jazz Photo has suffered any lost profits as a result of any action by the Company. Any claim for treble damages by Jazz Photo would have to be based on a violation of the New Jersey Racketeer Influenced and Corrupt Organizations Act or the New Jersey Consumer Fraud Act. Even though Jazz Photo has asserted claims under these acts, The Jazz Photo Reports contain no allegation of damages related to additional purchases of film by Jazz Photo in 1999.

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

On October 2, 2003, the Company filed a motion for summary judgment dismissal of the entire case against it. On the same date, Jazz Photo filed a motion for partial summary judgment in its favor on its New Jersey racketeering and consumer fraud claims. Decisions by the Court on these motions are pending. The final pre-trial conference was held on October 30, 2003. A settlement conference and hearing on the parties’ summary judgment motions took place on January 22, 2004. An unsuccessful mediation was held before retired Federal District Court Judge Nicholas Politan on April 1, 2004. The trial was scheduled to begin on April 12, 2004; however, the trial been continued and the current start date is not yet known. Federal District Court Judge Jose Linares has indicated that he will issue a decision on the motions for summary judgment and a trial schedule soon. Imation has requested that mediation efforts continue and that representatives of Jazz Photo’s creditors participate in mediation.

On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company will proceed despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. On April 6, 2004, an Administrative Law Judge issued an “Enforcement Initial Decision” recommending that the U.S. International Trade Commission rule that Jazz Photo has been continuing to infringe on Fuji’s patents and impose a $13 million civil penalty on Jazz Photo.

The St. Paul Fire and Marine Insurance Co. (St. Paul) insured the Company under a primary commercial general liability policy. St. Paul has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. In 2003 and the first quarter of 2004, the Company recorded $1.3 million and $0.3 million, respectively of after-tax expenses in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by another primary carrier, Cigna and by its excess carrier, AIG. The disputes regarding coverage under both the primary and excess policies have been stayed pending resolution of the Jazz Photo litigation.

Item 2. Changes in Securities and Use of Proceeds

(a) — (d)

Not applicable

(e)                              Registrant Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
January 1, 2004 — January 31 2004	30,000	$36.97	30,000	2,157,700
February 1, 2004 — February 29, 2004	205,000	35.45	205,000	1,952,700
March 1, 2004 — March 31, 2004	15,000	35.99	15,000	1,937,700
Total	250,000	$35.67	250,000	1,937,700

In 1999, The Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock. This authorization has no expiration date. This program was announced on January 26, 1999.

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

A Form 8-K Current Report dated January 27, 2004 was furnished relating to the Company’s fourth quarter and full year 2003 earnings release.

Form 8-K Current Reports dated April 14 and 21, 2004 were furnished relating to the Company’s first quarter 2004 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.

(REGISTRANT)

Date: May 6, 2004	By:	/s/ Paul R. Zeller

Paul R. Zeller
Vice President,
Corporate Controller*

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