Form 10-Q
period 2004-06-30
IMATION CORP
filed 2004-08-05
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,563,562 shares of Common Stock, par value $0.01 per share, were outstanding at July 31, 2004.

IMATION CORP.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$284.1	$268.0	$623.4	$541.3
Cost of goods sold	213.9	186.5	459.7	372.7

Gross profit	70.2	81.5	163.7	168.6

Operating expenses:
Selling, general and administrative	42.2	42.2	87.0	83.6
Research and development	14.6	12.5	29.8	25.4
Restructuring and other	3.1	—	3.1	—

Total	59.9	54.7	119.9	109.0

Operating income	10.3	26.8	43.8	59.6
Other (income) and expense:
Interest income	(1.0)	(1.7)	(2.1)	(3.5)
Interest expense	0.2	0.3	0.3	0.6
Other, net	1.1	0.5	2.1	1.2

Total	0.3	(0.9)	0.3	(1.7)

Income from continuing operations before taxes	10.0	27.7	43.5	61.3

Income tax provision	2.7	8.8	14.5	20.9

Income from continuing operations	7.3	18.9	29.0	40.4
Gain (loss) from discontinued operations net of taxes	(0.5)	0.5	(0.8)	0.5

Net income	$6.8	$19.4	$28.2	$40.9

Earnings (loss) per common share — basic:
Continuing operations	$0.21	$0.54	$0.82	$1.14
Discontinued operations	(0.01)	0.01	(0.02)	0.01

Net income	$0.20	$0.55	$0.80	$1.15

Earnings (loss) per common share — diluted:
Continuing operations	$0.20	$0.52	$0.80	$1.11
Discontinued operations	(0.01)	0.01	(0.02)	0.01

Net income	$0.19	$0.53	$0.78	$1.12

Weighted average basic shares outstanding	35.5	35.5	35.5	35.5

Weighted average diluted shares outstanding	36.4	36.5	36.3	36.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and equivalents	$392.0	$411.4
Accounts receivable, net	163.2	196.8
Inventories	192.7	159.4
Other current assets	44.8	70.8

Total current assets	792.7	838.4

Property, plant and equipment, net	221.1	226.5
Other assets	126.6	107.9

Total assets	$1,140.4	$1,172.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$117.5	$148.3
Accrued payroll	16.5	22.2
Other current liabilities	106.3	126.7

Total current liabilities	240.3	297.2
Other liabilities	53.6	55.3

Shareholders’ equity	846.5	820.3

Total liabilities and shareholders’ equity	$1,140.4	$1,172.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$28.2	$40.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.2	18.8
Deferred income taxes	4.3	11.6
Restructuring and other	3.1	—
Accounts receivable	31.4	(1.5)
Inventories	(35.1)	(9.5)
Other current assets	15.2	42.3
Accounts payable	(25.1)	4.4
Accrued payroll and other current liabilities	(8.0)	(63.2)
Income taxes payable	(12.8)	(2.2)
Other	3.7	0.5

Net cash provided by operating activities	30.1	42.1

Cash Flows from Investing activities:
Capital expenditures	(20.3)	(30.6)
Purchase of investments	(26.2)	—
Proceeds from sale of investments	6.1	—
Other	(0.8)	(4.4)

Net cash used in investing activities	(41.2)	(35.0)

Cash Flows from Financing Activities:
Net change in short-term debt	—	(3.0)
Purchases of treasury stock	(14.0)	(4.9)
Dividend payments	(6.4)	(2.8)
Exercise of stock options and other	12.9	4.9
Decrease in unearned ESOP shares	—	1.5

Net cash used in financing activities	(7.5)	(4.3)

Effect of exchange rate changes on cash	(0.8)	1.8

Net change in cash and equivalents	(19.4)	4.6
Cash and equivalents — beginning of period	411.4	474.7

Cash and equivalents — end of period	$392.0	$479.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. FINANCIAL STATEMENTS

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The December 31, 2003 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans as all options granted have had no intrinsic value at the time of grant. The table below illustrates the effect on net income and earnings per share if the fair value of all options previously granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for additional information regarding Employee Stock Plans.

(In millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$6.8	$19.4	$28.2	$40.9
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2.9)	(1.5)	(4.2)	(2.5)

Pro forma net income	$3.9	$17.9	$24.0	$38.4

Earnings per share:
Basic — as reported	$0.20	$0.55	$0.80	$1.15
Basic — pro forma	$0.11	$0.50	$0.68	$1.08

Diluted — as reported	$0.19	$0.53	$0.78	$1.12
Diluted — pro forma	$0.11	$0.49	$0.66	$1.05

3. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period, adjusted for ESOP shares not allocated to employee accounts. Under the applicable accounting rules, unallocated shares held in the Company’s ESOP trust, which was established in 1996 as a way of funding certain employee retirement savings benefits, are not considered outstanding for purposes of calculating earnings per share. ESOP shares were fully allocated by March 31, 2004. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Weighted average shares outstanding	35.5	35.6	35.5	35.6
Weighted average ESOP shares not yet allocated	—	(0.1)	—	(0.1)

Weighted average basic shares outstanding	35.5	35.5	35.5	35.5
Dilutive effect of employee stock options	0.9	1.0	0.8	0.9

Weighted average diluted shares outstanding	36.4	36.5	36.3	36.4

As of June 30, 2004 and 2003, certain options to purchase approximately 152,500 and 12,500 shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

4. SUPPLEMENTARY BALANCE SHEET INFORMATION

(In millions)

	June 30,	December 31,
	2004	2003
Accounts Receivable
Accounts receivable	$175.7	$211.5
Less allowances	(12.5)	(14.7)

Accounts receivable, net	$163.2	$196.8

Inventories
Finished goods	$140.8	$117.9
Work in process	23.5	15.0
Raw materials and supplies	28.4	26.5

Total inventories	$192.7	$159.4

Other Current Assets
Deferred income taxes	$24.9	$24.5
Restricted cash	—	8.3
Other	19.9	38.0

Total other current assets	$44.8	$70.8

Property, Plant and Equipment
Property, plant and equipment	$753.9	$748.2
Less accumulated depreciation	(532.8)	(521.7)

Property, plant and equipment, net	$221.1	$226.5

Other Assets
Deferred income taxes	$43.1	$50.1
Long-term investments	28.1	13.4
Intangible assets	28.6	27.2
Goodwill	12.2	2.6
Other	14.6	14.6

Total other assets	$126.6	$107.9

Other Current Liabilities
Rebates	$33.2	$37.6
Income taxes	14.6	27.4
Other	58.5	61.7

Total other current liabilities	$106.3	$126.7

Other Liabilities
Pension	$27.4	$25.4
Other	26.2	29.9

Total other liabilities	$53.6	$55.3

5. LITIGATION, COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II. Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

6. RESTRUCTURING

During the second quarter of 2004, the Company recorded restructuring charges of $3.1 million for employee reductions. The charges related to a plan to close the Company’s production facility in Tucson, Arizona and international administrative and sales employee reductions. The restructuring will impact approximately 280 positions. It is anticipated that the Tucson facility will be closed by December 31, 2005. Production from this facility will be shifted to other facilities as the shutdown occurs. The restructuring charge consists of estimated severance payments and related benefits, which are payable under the Company’s on-going severance benefit plan. No employee reductions or cash payments were made prior to June 30, 2004. In addition to these costs, the Company will also be incurring costs related to the Tucson facility closing such as scale-up costs at other facilities, equipment moves and relocation. These costs will be generally expensed as incurred, and are expected to total approximately $6 million, of which approximately $1.3 million are expected to be incurred in the last half of 2004.

All other previous restructuring programs were substantially complete as of March 31, 2004. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional details regarding prior restructuring programs. There were no net adjustments related to these programs recorded in the three or six month periods ended June 30, 2004 or 2003.

7. RETIREMENT PLANS

Employer Contributions

During the six months ended June 30, 2004, $7 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing an additional $5 million to $10 million to fund its pension plans during the last six months of 2004.

Components of Net Periodic Pension Cost

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
U.S. Plan	2004	2003	2004	2003
Service cost	$2.6	$2.5	$5.2	$5.0
Interest cost	1.8	1.8	3.5	3.5
Expected return on plan assets	(2.1)	(1.9)	(4.3)	(3.7)
Amortization of prior service cost	—	0.1	0.1	0.1
Amortization of net loss	0.1	—	0.1	—
Special termination benefits (1)	0.4	—	0.4	—

Net periodic pension cost	$2.8	$2.5	$5.0	$4.9

(1)	In the second quarter of 2004, $0.4 million was recognized for employee benefits associated with the restructuring charges recorded during the quarter.

	Three months ended		Six months ended
	June 30,		June 30,
International Plans	2004	2003	2004	2003
Service cost	$0.2	$0.1	$0.3	$0.3
Interest cost	0.7	0.7	1.5	1.4
Expected return on plan assets	(0.6)	(0.6)	(1.3)	(1.2)
Amortization of unrecognized items and other	0.1	0.1	0.3	0.2

Net periodic pension cost	$0.4	$0.3	$0.8	$0.7

8. COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consists of the following:

		Cash Flow
		Hedging and
		Adjustments	Minimum	Accumulated
	Cumulative	for	Pension	Other
	Translation	Available-for-Sale	Liability	Comprehensive
(In millions)	Adjustment	Securities	Adjustment	(Loss) Income
Balance, December 31, 2003	$(76.6)	$(5.4)	$(15.6)	$(97.6)
First quarter 2004 change	—	1.4	—	1.4

Balance, March 31, 2004	(76.6)	(4.0)	(15.6)	(96.2)
Second quarter 2004 change	(2.7)	1.7	—	(1.0)

Balance, June 30, 2004	$(79.3)	$(2.3)	$(15.6)	$(97.2)

Comprehensive income for the three and six months ended June 30, 2004 and 2003 consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
Net income	$6.8	$19.4	$28.2	$40.9
Changes in cumulative translation adjustments	(2.7)	3.2	(2.7)	6.0
Cash flow hedging and adjustments for available-for-sale securities, net	1.7	0.2	3.1	(0.6)

Comprehensive income	$5.8	$22.8	$28.6	$46.3

9. BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets and customers they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media and services for use in the mobile and desktop, network and enterprise data center markets, and Specialty Papers, providing carbonless paper for use in the creation of multi-part business forms.

Business		Data		Corporate,
Segment		Storage and		Other and
Information	Second	Information	Speciality	Unallocated	Total
(In millions)	Quarter	Management	Papers	(1)	Company
Net revenues	2004	$272.3	$11.8	$—	$284.1
	2003	254.7	13.3	—	268.0

Operating	2004	$11.7	$1.4	$(2.8)	$10.3
income (loss)	2003	25.5	2.1	(0.8)	26.8

Business		Data		Corporate,
Segment	Six	Storage and		Other and
Information	Months	Information	Speciality	Unallocated	Total
(In millions)	to Date	Management	Papers	(1)	Company
Net revenues	2004	$598.6	$24.8	$—	$623.4
	2003	514.7	26.6	—	541.3

Operating	2004	$43.5	$3.1	$(2.8)	$43.8
income (loss)	2003	56.9	4.0	(1.3)	59.6

(1)	The operating loss for the three and six month periods ended June 30, 2004 includes a restructuring charge of $3.1 million.

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

Cash Flow Hedges- The Company attempts to mitigate a portion of the risk that forecasted cash flows associated with operating income denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of foreign currency option and forward contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with future gains and losses recognized in current period operations. As of June 30, 2004, cash flow hedges ranged in duration from one to six months and had a total notional amount of $66.9 million. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $1.4 and $0.4 million were reclassified into operations during the quarters ended June 30, 2004 and 2003, respectively. The amount of net deferred losses on foreign currency cash flow hedges included in other comprehensive (loss) income in shareholders’ equity as of June 30, 2004 was $3.2 million, pre-tax, which depending on market factors is expected to reverse or be reclassified into operations in 2004 or 2005.

Other Hedges- The Company enters into foreign currency forward contracts, generally with durations of less than two months, to manage foreign currency exposure of its monetary assets and liabilities denominated in foreign currencies. The Company records the estimated fair value of these forwards within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and changes in their fair value are immediately recognized in earnings. As of June 30, 2004, the Company had a notional amount of forward contracts of $53.7 million to hedge the Company’s recorded balance sheet exposures.

Fair Value Disclosure- As of June 30, 2004, the fair value of the Company’s foreign currency forward and option contracts outstanding was negative $1.8 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

11. AGREEMENT WITH EMTEC MAGNETICS GMBH

The Company entered into an agreement on June 30, 2003 to purchase certain assets and intellectual property relating to the removable data storage tape media operations from EMTEC Magnetics GmbH, a German-based manufacturing subsidiary of EMTEC International Holding GmbH. This agreement required the Company to escrow approximately $15 million in the third quarter of 2003 with final payment pending the satisfaction of certain terms of the agreement. In April 2004, the transaction was closed and as of June 30, 2004 all amounts have been released from escrow and all payments have been made. The total purchase price was cash of $16.7 million, of which $9.6 million was allocated to goodwill, $6.0 million to intangible assets and $1.1 million to fixed assets. The intangible assets are being amortized over a weighted-average life of five years.

12. DISCONTINUED OPERATIONS

In the second quarter of 2004, the Company recorded expenses of $0.5 million (net of a tax benefit of $0.3 million), related to the litigation costs associated with discontinued operations. Such expenses recorded in the first quarter of 2004 were $0.3 million (net of a tax benefit of $0.2 million). In the second quarter of 2003, the Company recoded a net gain of $0.5 million (net of a tax expense of $0.3 million), resulting from a favorable outcome of the dispute with Eastman Kodak Company (Kodak) related to the 1998 sale of the Medical Imaging Systems business, partially offset by expenses related to the litigation costs associated with discontinued operations. The litigation costs associated with discontinued operations related to the Company’s defense of its ongoing legal dispute with Jazz Photo Corp. See Part II. Item 1, Legal Proceedings in this Form 10-Q for additional details.

13. REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing. This report is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountants liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of June 30, 2004, and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 21, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Imation is a global technology development, manufacturing and distribution company that derives revenue and profits primarily from the sale of removable data storage media products to both consumers and businesses. These products range from floppy diskettes, recordable CDs and DVDs, and tape cartridges used in small and medium businesses to high capacity tape cartridges used in large automated tape silos in a data center environment. These products are sold in over 100 countries outside the U.S., and approximately 58 percent of the Company’s revenues for the first six months of 2004 came from outside the U.S. The Company also has a specialty papers business, representing approximately four percent of revenues for the three and six month periods ended June 30, 2004, which manufactures and distributes carbonless paper for use in the creation of multi-part business forms.

The core data storage market presents attractive growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, pricing pressure on media products, diverse distribution channels, and a large variety of formats for both tape and optical products. During the second quarter of 2004, price competition for recordable optical products was unusually strong. This resulted from increased supply as significant additional manufacturing capacity in Asia came on line, coupled with softer than expected demand for the Company’s products principally in the U.S.

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

While the overall removable data storage media industry is a growth industry, the highest revenue growth opportunities over the next three to five years lie outside the Company’s historical core magnetic tape and diskette media businesses. These higher growth markets include newer tape formats in semi-proprietary or open system environments, recordable optical discs, which currently are more consumer oriented products, and removable flash memory. These higher revenue growth opportunities provide revenue streams that are, as a rule, at lower gross profit margins than the Company’s historical gross margins on the core magnetic media business.

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

Results of Operations

Comparison of Three Months Ended June 30, 2004 and 2003

Net revenues of $284.1 million increased 6.0 percent from last year’s second quarter revenues of $268.0 million, driven by revenue growth in the Company’s Data Storage and Information Management segment (DS&IM). For the quarter, U.S. revenues totaled $119.6 million, or 42 percent of worldwide revenues, compared with $125.7 million, or 47 percent, from a year ago. Non-U.S. revenues totaled $164.5 million, or 58 percent of worldwide revenues, compared with $142.3 million, or 53 percent, from a year ago. The relative shift in revenues from the U.S. to international was driven by revenue growth in Asia and Latin America as well as the launch in 2003 of Global Data Media (GDM), the Company’s joint venture with Moser Baer India. Both optical and tape products contributed to the Company’s growth during the quarter. Favorable currency rates also benefited international revenues, as discussed under “Impact of Changes in Foreign Currency Rates” below.

DS&IM second quarter revenues increased $17.6 million, or 6.9 percent, to $272.3 million from $254.7 million a year ago. DS&IM accounted for approximately 96 percent of the Company’s revenues during the quarter. The revenue increase in the second quarter 2004 was driven by volume increases of approximately 18 percent and the effect of a positive currency exchange rate translation of approximately two percent. The volume and currency translation benefits were partially offset by price declines of approximately 13 percent. The price decline was higher than recent quarters as price competition for recordable optical products was unusually strong during the second quarter of 2004. This resulted from increased supply as significant additional manufacturing capacity in Asia came on line coupled with softer than expected demand. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing changes can be impacted by changes in foreign currency exchange rates. Optical media products accounted for approximately one-third and tape products accounted for approximately two-thirds of total DS&IM revenues during the second quarter of 2004.

Specialty Papers had a slight revenue decline, with $11.8 million in second quarter 2004 as compared with $13.3 million in second quarter 2003. The decrease was driven by declines in Imation branded xerographic and offset paper sales, partially offset by a sales increase associated with the introduction of digital carbonless paper.

Gross profit in second quarter 2004 was $70.2 million or 24.7 percent of revenues, compared to $81.5 million, or 30.4 percent of revenues in the second quarter of 2003. The decrease was due principally to $9 million of inventory related charges associated with optical media. The inventory related charges were driven by competitive market pricing which caused inventory valuation write-downs of $6 million and price protection payments of $3 million to be made in order to retain and expand certain retail business. The inventory write-down was recorded in cost of goods sold and the price protection payment was recorded as a reduction of revenues. The remaining decline in gross profit percentage was due primarily to product mix driven by growth in optical products which generally carry lower gross profits as a percentage of sales as compared to magnetic tape products.

Selling, general and administrative (SG&A) expenses in second quarter of 2004 were $42.2 million, or 14.9 percent of revenues, compared to $42.2 million, or 15.7 percent of revenues, in the second quarter of 2003. The quarter over quarter 0.8 percentage point decrease in SG&A as a percent of revenues was primarily the result of the revenue growth initiatives within DS&IM which increased revenues without a corresponding increase in the level of SG&A expenses. This is in line with the Company’s strategy, as discussed in “General Overview” above.

Research and development costs were $14.6 million, or 5.1 percent of revenues in the second quarter of 2004, as compared to $12.5 million, or 4.7 percent of revenues in the second quarter of 2003. The increased spending in dollar terms was related to investments in new storage platforms.

During the second quarter of 2004, the Company recorded restructuring charges of $3.1 million for employee reductions. The charges related to a plan to close the Company’s production facility in Tucson, Arizona and international administrative and sales employee reductions. The restructuring will impact approximately 280 positions. It is anticipated that the Tucson facility will be closed by December 31, 2005. Production from this facility will be shifted to other facilities as the shutdown occurs. The restructuring charge consists of estimated severance payments and related benefits. In addition to these costs, the Company will also be incurring costs related to the Tucson facility closing such as scale-up costs at other facilities, equipment moves and relocation. These costs will be generally expensed as incurred, and are expected to total approximately $6 million, of which approximately $1.3 million are expected to be incurred in the last half of 2004. These actions are expected to result in ongoing earnings and cash flow benefits commencing in 2006. During the transition period, through the end of 2005, the benefits will be largely offset by the implementation costs.

Based on the above factors, operating income in the second quarter of 2004 was $10.3 million, or 3.6 percent of revenues, compared with operating income of $26.8 million, or 10.0 percent of revenues, for the same period last year.

The tax rate for the second quarter of 2004 was approximately 27 percent compared to 32 percent for the same period last year and 33 percent for the year ended December 31, 2003. The decrease in the current year rate was due to lower pre-tax income and one time tax benefits associated with the better than expected results related to the taxation of certain foreign income on the U.S. Federal tax return. The Company would see a lower tax rate in 2004 if certain tax benefits are realized, but is unable to project with certainty those tax benefits at this time.

Income from continuing operations in the second quarter of 2004 was $7.3 million, or $0.21 per basic share and $0.20 per diluted share, compared with income from continuing operations of $18.9 million, or $0.54 per basic share and $0.52 per diluted share, in the second quarter of 2003.

Net income in the second quarter of 2004 was $6.8 million, or $0.20 per basic share and $0.19 per diluted share, compared with net income of $19.4 million, or $0.55 per basic share and $0.53 per diluted share, in the second quarter of 2003. Net income in the second quarter of 2004 included a loss of $0.5 million, net of taxes, related to the litigation costs associated with discontinued operations. Net income in the second quarter of 2003 included a net gain of $0.5 million, net of taxes, resulting from a favorable outcome of the dispute with Kodak related to the 1998 sale of the Medical Imaging Systems business partially offset by expenses related to the litigation costs associated with discontinued operations.

Comparison of Six Months Ended June 30, 2004 and 2003

On a year to date basis, net revenues of $623.4 million increased 15.2 percent from last year’s revenues of $541.3 million, driven by revenue growth in DS&IM. For the year to date period, U.S. revenues totaled $260.7 million, or 42 percent of worldwide revenues, compared with $252.5 million, or 47 percent, from a year ago. Non-U.S. revenues totaled $362.7 million, or 58 percent of worldwide revenues, compared with $288.8 million, or 53 percent, from a year ago. The relative shift in revenues from the U.S. to international was driven by strong growth in Asia and Latin America as well as the launch in 2003 of GDM, the Company’s joint venture with Moser Baer India. Both optical and tape products contributed to the Company’s growth during the period. Favorable currency rates also benefited international revenues, as discussed under “Impact of Changes in Foreign Currency Rates” below.

DS&IM revenues for the first six months of 2004 increased $83.9 million, or 16.3 percent, to $598.6 million from $514.7 million a year ago. DS&IM accounted for approximately 96 percent of the Company’s revenues during the period. The revenue increase during the period was driven by volume increases of approximately 24 percent and the effect of a positive currency exchange rate translation of approximately three percent. The volume and currency translation benefits were partially offset by price declines of approximately 11 percent. The price decline was higher than recent periods as price competition for recordable optical products was unusually strong during the second quarter of 2004. This resulted from increased supply as significant additional manufacturing capacity in Asia came on line, coupled with softer than expected demand. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing changes can be impacted by changes in foreign currency exchange rates. Optical media products accounted for approximately one-third and tape products accounted for approximately two-thirds of total DS&IM revenues during the first six months of 2004.

Specialty Papers revenues for the first six months of 2004 were $24.8 as compared to $26.6 million a year ago. The decrease was driven by declines in Imation branded xerographic and offset paper sales, partially offset by a sales increase associated with the introduction of digital carbonless paper.

Gross profit was $163.7 million, or 26.3 percent of revenues, for the first six months of 2004 compared with $168.6 million, or 31.1 percent of revenues, a year ago. The decrease was driven by $9 million of inventory related charges associated with optical media discussed above. The remaining decline in gross profit percentage was due primarily to product mix driven by growth in optical products which generally carry lower gross profits as a percentage of sales as compared to magnetic tape products.

SG&A expenses for the first six months of 2004 were $87.0 million, or 14.0 percent of revenues, compared to $83.6 million, or 15.4 percent of revenues, for the same period a year ago. The period over period 1.4 percentage point decrease in SG&A as a percent of revenues was primarily the result of the revenue growth initiatives within DS&IM which increased revenues without a corresponding increase in the level of SG&A expenses. This is in line with the Company’s strategy, as discussed in “General Overview” above.

Research and development costs for the first six months of 2004 were $29.8 million, or 4.8 percent of revenues, as compared to $25.4 million, or 4.7 percent of revenues, for the same period a year ago. The increased spending in dollar terms was related to investments in new storage platforms.

Restructuring charges of $3.1 million, as described above, were recorded in the first six months of 2004.

Based on the above factors, operating income for the first six months of 2004 was $43.8 million, or 7.0 percent of revenues, as compared to $59.6 million, or 11.0 percent of revenues, for the same period last year.

The tax rate for the first six months of 2004 was approximately 33 percent compared to 34 percent for the same period last year and 33 percent for the year ended December 31, 2003. The Company would see a lower tax rate in 2004 if certain tax benefits are realized, but is unable to project with certainty those tax benefits at this time.

Income from continuing operations for the first six months of 2004 was $29.0 million, or $0.82 per basic share and $0.80 per diluted share, compared with income from continuing operations of $40.4 million, or $1.14 per basic share and $1.11 per diluted share for the first six months of 2003.

Net income in the first half of 2004 was $28.2 million or $0.80 per basic share and $0.78 per diluted share compared with net income of $40.9 million or $1.15 per basic share and $1.12 per diluted share for the first six months of 2003. Net income for the first six months of 2004 included a loss of $0.8 million, net of taxes, related to the litigation costs associated with discontinued operations. Net income for the first six months of 2003 included a net gain of $0.5 million, net of taxes, resulting from a favorable outcome of the dispute with Kodak related to the 1998 sale of the Medical Imaging Systems business, partially offset by expense related to the litigation costs associated with discontinued operations.

Impact of Changes in Foreign Currency Rates

The Company has a market presence in more than 100 countries and sells products on a local currency basis through a variety of distribution channels. While the Company sources some finished goods, primarily optical products, from outside the U.S., the majority of the Company’s revenues are from products produced in its own manufacturing facilities, all of which are located in the U.S. Comparisons of revenues and income from outside the U.S. are subject to fluctuations due to the impact of translating results at differing exchange rates in different periods.

Changes in foreign currency exchange rates in the first six months of 2004 positively impacted worldwide revenues by approximately three percent due to favorable translation. The impact on profits is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that over time work to offset translation benefits. For example, the Company has generally experienced increased price erosion internationally as the dollar weakened. In addition, the weak dollar negatively impacts some regional business activity. The Company’s objective is to hedge a portion of the Euro operating income exposure through the purchase of a combination of currency forwards and options, which protects a portion of operating income against downside risk but enables the Company to capture upside benefits from favorable translation (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q).

Financial Position

As of June 30, 2004, the Company’s cash and equivalents balance was $392.0 million, a decrease of $19.4 million from $411.4 million as of December 31, 2003. This decrease relates primarily to the net purchases of investments of $20.1 million during the first six months of 2004. These investments, which total $33.0 million as of June 30, 2004 related to investment grade interest bearing securities with original maturities greater than one year and are classified as other current assets or other assets depending on the time remaining to maturity.

Accounts receivable days sales outstanding was 47 days as of June 30, 2004, up one day from December 31, 2003. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable. The increase was driven by international accounts receivable partially offset by an improvement in U.S. accounts receivable. The accounts receivable balance was $163.2 million as of June 30, 2004 and $196.8 million as of December 31, 2003. Days of inventory supply was 80 days as of June 30, 2004 compared to 71 days as of December 31, 2003. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in days of inventory supply was primarily related to tape products to support the increased service and sales levels of the Company as we implemented planned manufacturing transitions as well as increases in optical inventories. These increases were partially offset by the inventory valuation write-downs of $6 million discussed previously. This resulted in an increase in the inventory balance of $33.3 million to $192.7 million as of June 30, 2004 from $159.4 million as of December 31, 2003.

The decrease of $26.0 million in other current assets from December 31, 2003 was driven by the closing of the EMTEC transaction and the release of funds from escrow to pay for the acquisition (see Note 11 to the Consolidated Financial Statements) which generated a similar increase in other assets. The decline in other current assets was also the result of $4.4 million received from the collection of a receivable related to the settlement reached in January 2004 for outstanding transition services payments for the color proofing and color software business sold in 2001.

The increase of $18.7 million in other assets from December 31, 2003 was primarily caused by the closing of the EMTEC transaction and the purchase of cash investments as described above, partially offset by a reduction of deferred tax assets of $7.0 million.

The decrease in accounts payable of $30.8 million from December 31, 2003 was driven by several factors, including reduced inventory purchases toward the end of the six months ended June 30, 2004 and payments during the first quarter of 2004 for capital expenditures of $5 million reported as accounts payable as of December 31, 2003.

The decrease in other current liabilities of $20.4 million from December 31, 2003 was driven by a reduction of income taxes payable of $12.8 million due to higher income tax payments and a reduction of pre-tax income in the second quarter of 2004, as well as a reduction in the rebate accrual of $4.4 million which reflects the seasonal nature of payments made for the Company’s rebate programs.

Liquidity and Capital Resources

Cash provided by operating activities was $30.1 million in the first six months of 2004. The major driver was net income as adjusted for non-cash items of $60.8 million, offset by working capital usages of $34.4 million. Net income as adjusted for significant non-cash items includes net income of $28.2 million, adjusted for depreciation and amortization of $25.2 million, deferred income taxes of $4.3 million and the restructuring charge of $3.1 million. The working capital usages in 2004 were caused by several factors including a $35.1 million increase in inventory and a $25.1 million decrease in accounts payable. The working capital usage was partially offset by a reduction in accounts receivable of $31.4 million.

For the first six months of 2003, cash provided by operating activities was $42.1 million. The major driver was net income as adjusted for non-cash items of $71.3 million, offset by working capital usages of $29.7 million. Net income as adjusted for significant non-cash items includes net income of $40.9 million, adjusted for depreciation and amortization of $18.8 million and deferred income taxes of $11.6 million. The working capital usages in 2003 were primarily for payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million, the Company’s settlement with Kodak resulting in a net $9.0 million usage of working capital as well as payments related to restructuring programs of $3.4 million.

Cash used by investing activities was $41.2 million in the first six months of 2004 and $35.0 million in the first six months of 2003. Investing activities primarily relate to capital spending for both periods and for net purchases of investments of $20.1 million in the first six months of 2004. These investments related to investment grade interest bearing securities with maturities greater than one year and are classified as other current assets or other assets, depending on the time remaining to maturity.

Cash used in financing activities was $7.5 million in the first six months of 2004 and $4.3 million in the first six months of 2003. Cash usages in 2004 were driven by share repurchases of $14.0 million and dividend payments of $6.4 million, offset partially by cash inflows of $12.9 million related to the exercise of stock options. Cash usages for the same period in 2003 were driven by share repurchases of $4.9 million and dividend payments of $2.8 million, offset by cash inflows of $4.9 million related to the exercise of stock options.

As of June 30, 2004, the Company does not have any debt. In December 2003, the Company entered into a new Credit Agreement with a group of banks that expires December 16, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum and a utilization fee ranging from zero to 0.25 percent per annum, both based on the Company’s consolidated leverage ratio, are payable on the total credit line. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to restrict materially its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of June 30, 2004 and the Company was in compliance with all covenants under the Credit Agreement.

In addition, certain international subsidiaries have arranged borrowings locally outside of the Credit Agreement discussed above. As of June 30, 2004, there were no borrowings outstanding under such arrangements.

In 1997, the Company’s Board of Directors authorized the repurchase of up to 6 million shares of the Company’s common stock and in 1999 increased that authorization up to a total of 10 million shares available for repurchase as of that date. The Company repurchased 375,000 shares during the first six months of 2004. As of June 30, 2004, the Company had repurchased 8.2 million shares under this authorization and held, in total, 7.2 million shares of treasury stock acquired at an average price of $22.28 per share. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the outstanding share authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares.

The Company paid a cash dividend of $0.08 per share, or $2.8 million, during the first quarter of 2004 and paid a cash dividend of $0.10 per share, or $3.6 million, during the second quarter of 2004. On August 4, 2004, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.10 per share, payable September 30, 2004, to shareholders of record at the close of business on September 15, 2004. Any future dividends are at the discretion of and subject to the approval of Imation’s Board of Directors.

During the six months ended June 30, 2004, $7 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing an additional $5 million to $10 million to fund its pension plans during the last six months of 2004.

The Company’s remaining liquidity needs for 2004 include: capital expenditures of $20 to $25 million; pension funding of approximately $5 million to $10 million; lease payments of approximately $5 million; and any amounts associated with dividend payments and the repurchase of common stock. The Company expects that cash and equivalents plus cash investments, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company.

Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

Contractual Obligations

A table of the Company’s contractual obligations was provided in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to the Company’s contractual obligations during the first six months of 2004.

Critical Accounting Policies and Estimates

For further discussion, see the “Critical Accounting Policies and Estimates” section in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to these accounting policies during the first six months of 2004.

Recent Board Actions

On August 4, 2004, the Company’s Board of Directors approved the following actions.

•	Increased the authorization for repurchase of common stock, expanding the outstanding share authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares.

•	Appointed Paul Zeller, formerly the Company’s Vice President, Corporate Controller, to the position of Vice President, Chief Financial Officer.

•	Declared a quarterly cash dividend of $0.10 per share, payable September 30, 2004, to shareholders of record at the close of business on September 15, 2004.

Forward-Looking Statements and Risk Factors

The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current outlook for fiscal year 2004, and are subject to the risks and uncertainties described below.

During the second quarter of 2004, the Company announced a restructuring program, with $3.1 million in charges in the quarter, as well as, lower than expected revenue and earnings for the quarter, including $9 million in inventory related charges associated with optical media. Aggressive industry pricing in optical media resulted in lower than expected results for the quarter. The Company’s magnetic tape media business met the Company’s expectations for the quarter. The Company’s outlook for the last half of 2004 is for solid data storage and information management segment operating income growth compared with the second half last year on modest second half revenue growth. The following summarizes the Company’s current outlook for fiscal year 2004.

•	Total company revenue for the full year 2004 is targeted to grow approximately five to ten percent to $1.22 billion to $1.28 billion. Previously, the Company had targeted growth of 15 percent.

•	Full year 2004 operating income is targeted to range between $95 million and $103 million, including $3.1 million in restructuring charges. Previously, the Company had targeted operating income to range between $123 million and $127 million.

•	The tax rate for the full year is currently targeted to be 33 percent. The Company would see a lower tax rate in 2004 if certain tax benefits are realized, but is unable to project with certainty those benefits at this time.

•	Diluted earnings per share on continuing operations (including $3.1 million in restructuring charges) is projected to be in the range of $1.75 to $1.90 based on shares currently outstanding and a 33 percent tax rate.

•	Capital spending is targeted to be approximately $40 to $45 million.

•	Depreciation and amortization is targeted to be approximately $50 million.

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

The Company wishes to caution investors not to place undue reliance on any such forward looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinion or statements expressed with respect to future periods are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand or the impact of changes in market conditions, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, its ability to achieve the expected benefits in a timely manner from the Moser Baer relationships including the GDM joint venture, the competitive pricing environment, foreign currency fluctuations, the outcome of litigation, its ability to secure adequate supply of certain high demand products, the ready availability and price of energy, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products, as well as various factors set forth under the caption “Risk Factors” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the paragraph noted below, there has been no material change since the Company’s Annual Report Form 10-K for the year ended December 31, 2003. For further information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Also, see information on derivatives and hedging activities in Note 10 to the Consolidated Financial Statements of this Form 10-Q.

As of June 30, 2004, the Company had $120.6 million notional amount of foreign currency forward and option contracts of which $53.7 million hedged recorded balance sheet exposures. This compares to $182.6 million notional amount of foreign currency forward and option contracts as of December 31, 2003, of which $51.4 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in quarter-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of June 30, 2004 by $11 million.

Item 4. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President, Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

During the quarter ended June 30, 2004, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and to Part II, Item 1 “Legal Proceedings” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2004, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of June 30, 2004 would not be material to the Company’s financial position.

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

The Company is vigorously defending the action. In 2002, the parties continued to litigate the scope of document production and discovery, and depositions began in the third quarter of 2002. Depositions were taken in the fourth quarter of 2002 through the first quarter of 2004. Factual discovery is now complete.

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

On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company will proceed despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Mr. Benun, Jazz Photo’s principal shareholder, filed bankruptcy in July 2003. On April 6, 2004, an Administrative Law Judge issued an “Enforcement Initial Decision” recommending that the U.S. International Trade Commission rule that Jazz Photo has been continuing to infringe on Fuji’s patents and impose a $13 million civil penalty on Jazz Photo and Mr. Benun. That recommendation is still pending before the Commission.

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

On May 20, 2004, the Federal District Judge in New Jersey issued his ruling on the summary judgment motions brought by the Company and Jazz Photo. The Judge denied Jazz Photo’s motion in its entirety. Regarding the Company’s motion, the Judge granted several parts and denied certain parts. The Judge granted the Company’s motion to dismiss Jazz Photo’s statute-based consumer fraud claims. He also granted the Company’s motion to dismiss the implied warranty claims and rejected Jazz Photo’s attempt to add a new state product liability claim. Finally, the Judge granted summary judgment to the Company on its claim against Jazz Photo for $1,134,000 due on film purchased in 1999. The Judge denied the Company’s motion to dismiss certain fraud and racketeering claims. The Judge granted the Company’s motion to dismiss Jazz Photo’s fraud and racketeering claims relating to film purchased in 1999, but he left those claims relating to film purchased in 1997 and 1998. As a result of the Judge’s ruling, Jazz Photo is left only with its pre-1999 fraud and racketeering claims. Jazz Photo can still seek all the damages under these fraud claims that it could have sought under the dismissed claims, including treble damages and punitive damages.

The Company and Jazz Photo have each filed motions to reconsider portions of the summary judgment ruling. These motions are pending before the Judge. The Company and Jazz Photo have each filed numerous motions to limit evidence and claims, in part based on this ruling. The Company seeks by such motions to limit significantly Jazz Photo’s damages claims.

The Judge has set trial for September 20, 2004. Barring some change in Jazz Photo’s position caused by a change in its bankruptcy status, further dismissal of claims or limitation of damages or otherwise, or unless the case is disposed of by the ruling on reconsideration of summary judgment, the Company expects to try this case.

The St. Paul Fire and Marine Insurance Co. (St. Paul) insured the Company under a primary commercial general liability policy. St. Paul has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. In 2003 and the first six months of 2004, the Company recorded $1.3 million and $0.8 million, respectively of after-tax expenses in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by another primary carrier (Cigna) and by its excess carrier (AIG). The disputes regarding coverage under both the primary and excess policies have been stayed pending resolution of the Jazz Photo litigation.

Item 2. Changes in Securities and Use of Proceeds

(a) - (d)

Not applicable

(e) Registrant Purchases of Equity Securities

				(d)Maximum Number
			(c)Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	(a)Total		Purchased as Part	shares (or Units)
	Number of	(b)Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
April 1, 2004 - April 30, 2004	—	—	—	1,937,700
May 1, 2004 - May 31, 2004	60,000	$40.63	60,000	1,877,700
June 1, 2004 - June 30, 2004	64,500	$41.19	64,500	1,813,200

Total	124,500	$40.92	124,500	1,813,200

In 1997, the Company’s Board of Directors authorized the repurchase of up to 6 million shares of the Company’s common stock and in 1999 increased the authorization up to a total of 10 million shares available for repurchase as of that date. This authorization has no expiration date. This program was announced on February 4, 1997 and the increased authorization was announced on January 26, 1999. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock expanding the share authorization of 1,813,200 shares as of June 30, 2004 to a total of six million shares.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2004 Annual Meeting of Shareholders held on May 5, 2004, the shareholders approved the following:

     (a) A proposal to elect two Class II directors of the Company to serve for three-year terms ending in 2007, as follows:

Directors	Votes For	Votes Withheld
Glen A. Taylor	31,159,001	306,065
Daryl J. White	30,331,711	1,133,355

There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class III director for a term ending in 2005- Linda W. Hart; and Class I directors for a term ending in 2006- Michael S. Fields, L. White Matthews, III and Ronald T. LeMay. Effective May 5, 2004, Marvin L. Mann retired from the Board of Directors and effective June 1, 2004, William T. Monahan resigned from the Board of Directors in connection with his retirement from the Company. Effective July 5, 2004, Charles Reich was elected to the Board as a Class III director.

      (b) A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as independent accountants of the Company for the year ending December 31, 2004. The proposal received 30,921,330 votes for, and 500,932 against, ratification. There were 42,804 abstentions and no broker non-votes.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following documents are filed as exhibits to this Report.

3.1	Amended and Restated Bylaws of the Company

10.1	Employment Agreement dated May 13, 2004 between the Company and Bruce A. Henderson

10.2	Separation Agreement and General Release dated May 25, 2004 between the Company and William T. Monahan

15.1	Awareness Letter from the Company’s Independent Registered Public Accounting Firm regarding Unaudited Interim Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

Form 8-K Current Reports dated April 14 and 21, 2004 were furnished relating to the Company’s first quarter 2004 earnings release.

Form 8-K Current Report dated Mary 13, 2004 was furnished relating to the naming of Bruce A. Henderson as Imation Chief Executive Officer.

Form 8-K Current Report dated June 1, 2004 was furnished relating to the appointment of Bruce A. Henderson as Imation Class III board member and Chairman of the Board.

Form 8-K Current Report dated July 7 was furnished relating to the election of Dr. Charles Reich to the Imation board of directors.

Form 8-K Current Reports dated July 14 and 21, 2004 were furnished relating to the Company’s second quarter 2004 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp. (REGISTRANT)
Date: August 5, 2004	By:	/s/ Paul R. Zeller
Paul R. Zeller
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Bylaws of the Company

10.1	Employment Agreement dated May 13, 2004 between the Company and Bruce A. Henderson

10.2	Separation Agreement and General Release dated May 25, 2004 between the Company and William T. Monahan

15.1	Awareness Letter from the Company’s Independent Registered Public Accounting Firm regarding Unaudited Interim Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002