Form 10-Q
period 2004-09-30
IMATION CORP
filed 2004-11-05
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

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
Yes [X]. No[  ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]. No[  ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,013,250 shares of Common Stock, par value $0.01 per share, were outstanding at November 2, 2004.

IMATION CORP.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$269.7	$287.8	$893.1	$829.1
Cost of goods sold	208.2	210.1	667.9	582.8

Gross profit	61.5	77.7	225.2	246.3
Operating expenses:
Selling, general and administrative	39.2	40.5	126.2	124.1
Research and development	13.8	15.5	43.6	40.9
Litigation settlements, net	—	(1.0)	—	(1.0)
Restructuring and other	—	—	3.1	—

Total	53.0	55.0	172.9	164.0
Operating income	8.5	22.7	52.3	82.3
Other (income) and expense:
Interest income	(1.3)	(1.2)	(3.4)	(4.7)
Interest expense	0.2	0.3	0.5	0.9
Other, net	0.6	(0.5)	2.7	0.7

Total	(0.5)	(1.4)	(0.2)	(3.1)
Income from continuing operations before taxes	9.0	24.1	52.5	85.4
Income tax provision (benefit)	(0.9)	7.4	13.6	28.3

Income from continuing operations	9.9	16.7	38.9	57.1
Gain (loss) from discontinued operations, net of taxes	(0.3)	(0.3)	(1.1)	0.2

Net income	$9.6	$16.4	$37.8	$57.3

Earnings (loss) per common share - basic:
Continuing operations	$0.28	$0.47	$1.10	$1.61
Discontinued operations	(0.01)	(0.01)	(0.03)	—

Net income	$0.27	$0.46	$1.07	$1.61

Earnings (loss) per common share - diluted:
Continuing operations	$0.28	$0.46	$1.08	$1.58
Discontinued operations	(0.01)	(0.01)	(0.03)	—

Net income	$0.27	$0.45	$1.05	$1.58

Weighted average basic shares outstanding	35.0	35.5	35.3	35.5
Weighted average diluted shares outstanding	35.7	36.3	36.0	36.3
Cash dividends paid per common share	$0.10	$0.08	$0.28	$0.16

     The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and equivalents	$339.6	$411.4
Accounts receivable, net	155.5	196.8
Inventories	157.8	159.4
Other current assets	61.0	70.8

Total current assets	713.9	838.4
Property, plant and equipment, net	220.1	226.5
Other assets	116.4	107.9

Total assets	$1,050.4	$1,172.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89.2	$148.3
Accrued payroll	13.8	22.2
Other current liabilities	95.2	126.7

Total current liabilities	198.2	297.2
Other liabilities	51.9	55.3
Shareholders’ equity	800.3	820.3

Total liabilities and shareholders’ equity	$1,050.4	$1,172.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$37.8	$57.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.6	28.3
Deferred income taxes	8.2	16.8
Restructuring and other	3.1	(1.0)
Accounts receivable	39.9	(29.2)
Inventories	0.5	(19.5)
Other current assets	8.3	41.1
Accounts payable	(53.5)	32.2
Accrued payroll and other current liabilities	(17.8)	(65.8)
Income taxes payable	(16.4)	(5.7)
Other	5.3	(3.7)

Net cash provided by operating activities	50.0	50.8
Cash Flows from Investing Activities:
Capital expenditures	(28.4)	(53.8)
Purchase of investments	(35.6)	—
Proceeds from sale of investments	10.0	—
Restricted cash related to planned asset purchase	—	(15.0)
Other	0.8	(6.7)

Net cash used in investing activities	(53.2)	(75.5)
Cash Flows from Financing Activities:
Net change in short-term debt	—	(4.5)
Purchases of treasury stock	(75.5)	(14.7)
Dividend payments	(9.8)	(5.7)
Exercise of stock options and other	16.8	11.7
Decrease in unearned ESOP shares	—	2.3

Net cash used in financing activities	(68.5)	(10.9)
Effect of exchange rate changes on cash	(0.1)	0.4

Net change in cash and equivalents	(71.8)	(35.2)
Cash and equivalents - beginning of period	411.4	474.7

Cash and equivalents - end of period	$339.6	$439.5

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans as all options granted have had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under the Company’s stock incentive program. The table below illustrates the effect on net income and earnings per share if the fair value of all options previously granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for additional information regarding employee stock plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$9.6	$16.4	$37.8	$57.3
Add: Stock-based compensation expense included in net income, net of related tax effects	0.1	—	0.1	—
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(2.0)	(1.3)	(4.9)	(3.8)

Pro forma net income	$7.7	$15.1	$33.0	$53.5

Earnings per share:
Basic - as reported	$0.27	$0.46	$1.07	$1.61
Basic - pro forma	$0.22	$0.43	$0.93	$1.51
Diluted - as reported	$0.27	$0.45	$1.05	$1.58
Diluted - pro forma	$0.22	$0.42	$0.92	$1.47

3. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period, adjusted for ESOP shares not allocated to employee accounts. Under the applicable accounting rules, unallocated shares held in the Company’s ESOP trust, which was established in 1996 as a way of funding certain employee retirement savings benefits, are not considered outstanding for purposes of calculating earnings per share. ESOP shares were fully allocated by March 31, 2004. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of the Company’s stock-based compensation plans using the “treasury stock” method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2004	2003	2004	2003
Weighted average shares outstanding	35.0	35.5	35.3	35.6
Weighted average ESOP shares not yet allocated	—	—	—	(0.1)

Weighted average basic shares outstanding	35.0	35.5	35.3	35.5
Dilutive effect of stock based compensation plans	0.7	0.8	0.7	0.8

Weighted average diluted shares outstanding	35.7	36.3	36.0	36.3

As of September 30, 2004 and 2003, certain options under the Company’s stock-based compensation plans to purchase approximately 850,000 and 33,000 shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect would be antidilutive.

4. SUPPLEMENTARY BALANCE SHEET INFORMATION

(In millions)

	September 30,	December 31,
	2004	2003
Accounts Receivable
Accounts receivable	$168.3	$211.5
Less allowances	(12.8)	(14.7)

Accounts receivable, net	$155.5	$196.8

Inventories
Finished goods	$110.3	$117.9
Work in process	17.8	15.0
Raw materials and supplies	29.7	26.5

Total inventories	$157.8	$159.4

Other Current Assets
Deferred income taxes	$24.9	$24.5
Short-term investments	14.4	—
Restricted cash	—	8.3
Other	21.7	38.0

Total other current assets	$61.0	$70.8

Property, Plant and Equipment
Property, plant and equipment	$746.6	$748.2
Less accumulated depreciation	(526.5)	(521.7)

Property, plant and equipment, net	$220.1	$226.5

Other Assets
Deferred income taxes	$39.3	$50.1
Long-term investments	24.3	13.4
Intangible assets	26.8	27.2
Goodwill	12.3	2.6
Other	13.7	14.6

Total other assets	$116.4	$107.9

Other Current Liabilities
Rebates	$32.4	$37.6
Income taxes	6.8	27.4
Other	56.0	61.7

Total other current liabilities	$95.2	$126.7

Other Liabilities
Pension	$28.3	$25.4
Other	23.6	29.9

Total other liabilities	$51.9	$55.3

5. LITIGATION, COMMITMENTS AND CONTINGENCIES

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II. Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

6. RESTRUCTURING AND OTHER

During the second quarter of 2004, the Company recorded restructuring charges of $3.1 million for employee reductions. The charges related to a plan to close the Company’s production facility in Tucson, Arizona and international administrative and sales employee reductions. The restructuring will impact approximately 280 positions. It is anticipated that the Tucson facility will be closed by December 31, 2005. Ongoing production activities from this facility will be shifted to other facilities as the shutdown occurs. The restructuring charges consist of estimated severance payments and related benefits, which are payable under the Company’s on-going severance benefit plan. In addition to these costs, commencing in the fourth quarter of 2004, the Company will also be incurring costs related to the Tucson facility closing such as scale-up costs at other facilities, equipment and employee relocation. These costs will be generally expensed as incurred, and are estimated to total approximately $6 million, of which approximately $1.3 million are expected to be incurred in the fourth quarter of 2004.

Changes in the restructuring accrual during the three months ended September 30, 2004 were as follows:

	Q2 2004 Initiative
		No. of
		Employees
(Dollars in millions)	Amount	Affected
Balance, June 30, 2004	$3.1	280
Usage	(0.8)	(26)

Balance, September 30, 2004	$2.3	254

All other previous restructuring programs were substantially complete as of March 31, 2004. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional details regarding prior restructuring programs. There were no net adjustments related to these former programs recorded in the three or nine month periods ended September 30, 2004 or 2003.

As discussed in Note 14 in this Form 10-Q, the Company announced a new restructuring program on October 19, 2004.

7. RETIREMENT PLANS

Employer Contributions

During the nine months ended September 30, 2004, $9.5 million of contributions were made to the Company’s pension plans. The Company presently anticipates contributing approximately $4 million to fund its pension plans during the last three months of 2004.

Components of Net Periodic Pension Cost
 (In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
U. S. Plan	2004	2003	2004	2003
Service cost	$2.6	$2.4	$7.8	$7.4
Interest cost	1.8	1.7	5.3	5.2
Expected return on plan assets	(2.2)	(1.8)	(6.5)	(5.5)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net loss	—	—	0.1	—
Special termination benefits (1)	—	—	0.4	—

Net periodic pension cost	$2.3	$2.4	$7.3	$7.3

(1)	In the second quarter of 2004, $0.4 million was recognized for employee benefits associated with the restructuring charges recorded during the second quarter of 2004.

	Three months ended		Nine months ended
	September 30,		September 30,
International Plans	2004	2003	2004	2003
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	0.6	0.7	2.1	2.1
Expected return on plan assets	(0.6)	(0.6)	(1.9)	(1.8)
Amortization of unrecognized items and other	0.1	0.1	0.4	0.3

Net periodic pension cost	$0.2	$0.4	$1.0	$1.1

8. COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consists of the following:

		Cash Flow
		Hedging and
		Adjustments	Minimum	Accumulated
	Cumulative	for Available-	Pension	Other
	Translation	for-Sale	Liability	Comprehensive
(In millions)	Adjustment	Securities	Adjustment	(Loss) Income
Balance, December 31, 2003	$(76.6)	$(5.4)	$(15.6)	$(97.6)
First quarter 2004 change	—	1.4	—	1.4

Balance, March 31, 2004	(76.6)	(4.0)	(15.6)	(96.2)
Second quarter 2004 change	(2.7)	1.7	—	(1.0)

Balance, June 30, 2004	(79.3)	(2.3)	(15.6)	(97.2)
Third quarter 2004 change	1.3	1.0	—	2.3

Balance, September 30, 2004	$(78.0)	$(1.3)	$(15.6)	$(94.9)

Comprehensive income for the three months ended September 30, 2004 and 2003 consists of the following:

	Three months ended
	September 30,
(In millions)	2004	2003
Net income	$9.6	$16.4
Cumulative translation adjustments	1.3	0.8
Cash flow hedging and adjustments for available-for-sale securities	1.0	(0.7)

Comprehensive income	$11.9	$16.5

Comprehensive income for the nine months ended September 30, 2004 and 2003 consists of the following:

	Nine months ended
	September 30,
(In millions)	2004	2003
Net income	$37.8	$57.3
Cumulative translation adjustments	(1.4)	6.8
Cash flow hedging and adjustments for available-for-sale securities	4.1	(1.3)

Comprehensive income	$40.5	$62.8

9. BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets and customers they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media and services for use by mobile, desktop, network and data center end-users, and Specialty Papers, providing carbonless paper for use in the creation of multi-part business forms.

Business		Data Storage		Corporate,
Segment		and		Other and
Information	Third	Information	Specialty	Unallocated	Total
(In millions)	Quarter	Management	Papers	(1)	Company
Net revenues	2004	$259.3	$10.4	$—	$269.7
	2003	274.4	13.4	—	287.8

Operating	2004	$6.4	$0.9	$1.2	$8.5
income	2003	19.6	1.2	1.9	22.7

Business		Data Storage		Corporate,
Segment	Nine	and		Other and
Information	Months	Information	Specialty	Unallocated	Total
(In millions)	to Date	Management	Papers	(1)	Company
Net revenues	2004	$857.9	$35.2	$—	$893.1
	2003	789.1	40.0	—	829.1

Operating	2004	$49.9	$4.0	$(1.6)	$52.3
income (loss)	2003	76.5	5.2	0.6	82.3

(1) The operating loss for the nine month period ended September 30, 2004 included restructuring charges of $3.1 million. The operating income (loss) for the three and nine month periods ended September 30,2004 included a net benefit of $1.0 million related primarily to the sale of a parcel of land. The operating income for the three and nine month periods ended September 30, 2003 included a $1.0 million gain from the reversal of a reserve related to litigation.

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

Cash Flow Hedges- The Company attempts to mitigate a portion of the risk associated with forecasted foreign currency cash flows through a combination of foreign currency option and forward contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with future gains and losses recognized in current period operations. As of September 30, 2004, cash flow hedges ranged in duration from one to three months and had a total notional amount of $33.3 million. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $1.3 and $0.6 million were reclassified into operations during the quarters ended September 30, 2004 and 2003, respectively. The amount of net deferred losses on foreign currency cash flow hedges included in other comprehensive (loss) income in shareholders’ equity as of September 30, 2004 was $1.9 million, pre-tax, which depending on market factors is expected to reverse or be reclassified into operations by March 31, 2005.

Other Hedges- The Company enters into foreign currency forward contracts, generally with durations of less than two months, to manage foreign currency exposure of its monetary assets and liabilities denominated in foreign currencies. The Company records the estimated fair value of these forwards within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and changes in their fair value are immediately recognized in earnings. As of September 30, 2004, the Company had a notional amount of forward contracts of $46.2 million to hedge the Company’s recorded balance sheet exposures.

Fair Value Disclosure- As of September 30, 2004, the fair value of the Company’s foreign currency forward and option contracts outstanding was negative $1.1 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

11. INCOME TAXES

During the third quarter of 2004, a one-time tax benefit of $4.1 million was recorded associated with the resolution of a European tax matter.

12. AGREEMENT WITH EMTEC MAGNETICS GMBH

The Company entered into an agreement on June 30, 2003 to purchase certain assets and intellectual property relating to the removable data storage tape media operations of EMTEC Magnetics GmbH, a German-based manufacturing subsidiary of EMTEC International Holding GmbH. This agreement required the Company to escrow approximately $15 million in the third quarter of 2003 with final payment pending the satisfaction of certain terms of the agreement. In the second quarter of 2004, the purchase was finalized and all amounts were released from escrow and all payments were made. The total purchase price was $16.7 million, of which $9.7 million was allocated to goodwill, $6.0 million to intangible assets and $1.0 million to fixed assets. The intangible assets are being amortized over a weighted-average life of five years.

13. DISCONTINUED OPERATIONS

In the third quarter of both 2004 and 2003, the Company recorded expenses of $0.3 million (net of tax benefits of $0.2 million), related to the litigation expense associated with discontinued operations. For the nine month period ended September 30, 2004, such expenses were $1.1 million (net of a tax benefit of $0.7 million). The nine month period ended September 30, 2003 included a net gain of $0.2 million (net of a tax expense of $0.1 million) resulting from a favorable outcome of the dispute with Kodak related to the 1998 sale of the Medical Imaging Systems business, partially offset by expense related to the litigation associated with discontinued operations.

The litigation costs associated with discontinued operations related to the Company’s defense of its ongoing legal dispute with Jazz Photo Corp. See Part II. Item 1, Legal Proceedings in this Form 10-Q for additional details.

14. SUBSEQUENT EVENT

On October 19, 2004, the Company’s Board of Directors committed the Company to a restructuring plan consisting of the elimination of approximately 250 positions globally. The restructuring is intended to simplify the Company’s structure, improve decision-making speed and lower overall operating costs. The restructuring program is expected to result in a total charge of $15 to $20 million in the fourth quarter of 2004. The charge will be utilized mainly to cover the cash expenses associated with the termination benefits for the reduction in workforce (primarily severance and related costs). The program is expected to be substantially completed in 2004 with the remainder completed in 2005.

15. REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of September 30, 2004, and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
October 20, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Imation is a global technology development, manufacturing, sourcing and distribution company that derives revenue and profits primarily from the sale of removable data storage media products to both consumers and businesses. These products range from floppy diskettes, recordable CDs and DVDs, solid state removable flash memory, and tape cartridges used in small and medium businesses to high capacity tape cartridges used in large automated tape silos in a data center environment. These products are sold in the U.S. and in over 100 other countries, and approximately 57 percent of the Company’s revenues for the first nine months of 2004 came from outside the U.S. The Company also has a Specialty Papers business, representing approximately four percent of revenues for the three and nine month periods ended September 30, 2004, which manufactures and distributes carbonless paper for use in the creation of multi-part business forms.

The core data storage market presents attractive growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, pricing pressure on media products, diverse distribution channels, and a large variety of formats for both tape and optical products. During the second quarter of 2004, price competition for recordable optical products was unusually strong. This resulted from increased supply as significant additional manufacturing capacity in Asia came on line, coupled with softer than expected demand for the Company’s products principally in the U.S. and Europe. Price reductions in optical markets moderated somewhat during the third quarter of 2004.

The Company delivers a broad portfolio of products across diverse distribution channels and geographies. Success in this market is dependent on being early to market with new formats, having efficient sourcing, manufacturing and supply chain operations, maintaining competitive total delivered cost, working closely with leading OEM’s (Original Equipment Manufacturers) to develop enhancements to existing and new formats, carrying a broad assortment of products across multiple competing drive platforms, and having a broad geographic and market coverage across a variety of distribution channels.

While the demand for data storage capacity continues to grow, the highest revenue growth opportunities over the next three to five years lie outside the Company’s historical core magnetic tape and diskette media businesses. These higher growth areas include newer tape formats in semi-proprietary or open system environments, recordable optical discs, which currently are more consumer oriented products, and removable flash memory. These higher revenue growth opportunities provide revenue streams that are, as a rule, at lower gross profit margins than the Company’s historical gross margins on the core magnetic media businesses.

The Company’s strategy is to profitably take advantage of these growth opportunities by establishing strategic sourcing, brand distribution and licensing arrangements and by implementing a relatively flat and efficient operating structure. For example, while the Company has intellectual property, patents and know-how in optical media, it sources products from third party manufacturers. As a result, the Company’s business is a combination of a manufacturer and a brand distributor. This strategy can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenues. In addition, the Company has launched a program implementing lean organization principles throughout the Company, starting in manufacturing.

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

Net revenues of $269.7 million decreased 6.3 percent from last year’s third quarter revenues of $287.8 million, due to revenue declines in both optical, related mainly to CDR discs, and magnetic products, related mainly to high-end data center tapes. For the quarter, U.S. revenues totaled $123.1 million, or 46 percent of worldwide revenues, compared with $136.2 million, or 47 percent, from a year ago. Non-U.S. revenues totaled $146.6 million, or 54 percent of worldwide revenues, compared with $151.6 million, or 53 percent, from a year ago.

Data Storage and Information Management (DS&IM) third quarter revenues decreased $15.1 million, or 5.5 percent, to $259.3 million from $274.4 million a year ago. DS&IM accounted for approximately 96 percent of the Company’s revenues during the quarter. The revenue decrease in the third quarter 2004 was driven by price declines of approximately 13 percent. The price declines were partially offset by volume increases of approximately five percent and the effect of a positive currency translation of approximately two percent. Price competition for recordable optical products was unusually strong during the second quarter of 2004 and this decline negatively impacted the third quarter. Pricing declines did, however, moderate somewhat during the third quarter. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing changes can be impacted by changes in foreign currency exchange rates. Optical media products accounted for approximately one-third and tape products accounted for approximately two-thirds of total DS&IM revenues during the third quarter of 2004.

Specialty Papers also experienced a revenue decline, with revenues of $10.4 million in the third quarter 2004 as compared with $13.4 million in the third quarter 2003. The decrease was due primarily to the loss of two major customers.

Gross profit in third quarter 2004 was $61.5 million or 22.8 percent of revenues, compared to $77.7 million, or 27.0 percent of revenues in the third quarter of 2003. This decline was caused by several factors. The first and largest factor was the impact of the sell through of optical inventory which was written down to net realizable value at the end of the second quarter and therefore sold at essentially zero gross margin during the third quarter of 2004. The second factor related to the Company’s new coating facility in Oklahoma where costs were added ahead of the Company’s commencement of production. The third factor was the sales decline in high-end data center tapes, which carry higher than corporate average gross margins, thereby negatively impacting the Company’s gross margin percentage. The fourth factor was lower manufacturing volumes in magnetic products which negatively impacted production utilization, thereby increasing manufactured cost.

Selling, general and administrative (SG&A) expenses in third quarter of 2004 were $39.2 million, or 14.5 percent of revenues, compared to $40.5 million, or 14.1 percent of revenues, in the third quarter of 2003. During the quarter ended September 30, 2004, SG&A included a benefit of $1.4 million related to the sale of land attached to the Camarillo, California production site, partially offset by $0.4 million of costs associated with the down-sizing of the Specialty Papers business segment.

Research and development costs were $13.8 million, or 5.1 percent of revenues in the third quarter of 2004, as compared to $15.5 million, or 5.4 percent of revenues in the third quarter of 2003. The decrease was due to the completion of spending on certain development programs.

As a result of the above factors, operating income in the third quarter of 2004 was $8.5 million, or 3.2 percent of revenues, compared with operating income of $22.7 million, or 7.9 percent of revenues, for the same period last year. Operating income in the third quarter of 2003 was benefited by $1.0 million from the settlement of a litigation matter in Spain.

The tax impact for the third quarter of 2004 was a benefit of $0.9 million compared to a tax provision of $7.4 million at a rate of 31 percent for the same period last year. The benefit in the current quarter was due to a one-time impact of $4.1 million (or $0.11 per share) associated with the favorable resolution of a European tax matter. Future periods could benefit from the favorable resolution of other outstanding tax matters. The Company is unable to project with certainty those tax benefits at this time. The fourth quarter’s normalized tax rate excluding the impact of any one-time tax items is expected to be approximately 36 percent.

Income from continuing operations in the third quarter of 2004 was $9.9 million, or $0.28 per basic and diluted share, compared with income from continuing operations of $16.7 million, or $0.47 per basic share and $0.46 per diluted share in the third quarter of 2003.

Net income in the third quarter of 2004 was $9.6 million, or $0.27 per basic and $0.27 per diluted share, compared with net income of $16.4 million, or $0.46 per basic share and $0.45 per diluted share, in the third quarter of 2003. Net income in both the third quarter of 2004 and 2003 included a loss of $0.3 million, net of taxes, related to the litigation costs associated with discontinued operations.

Comparison of Nine Months Ended September 30, 2004 and 2003

On a year to date basis, net revenues of $893.1 million increased 7.7 percent from last year’s revenues of $829.1 million, driven by revenue growth in DS&IM. For the year to date period, U.S. revenues totaled $383.8 million, or 43 percent of worldwide revenues, compared with $388.7 million, or 47 percent, from a year ago. Non-U.S. revenues totaled $509.3 million, or 57 percent of worldwide revenues, compared with $440.4 million, or 53 percent, from a year ago. The relative shift in revenues from the U.S. to international was driven by the launch in 2003 of Global Data Media, the Company’s joint venture with Moser Baer India, as well as strong growth in Asia and Latin America.

DS&IM revenues for the first nine months of 2004 increased $68.8 million, or 8.7 percent, to $857.9 million from $789.1 million a year ago. DS&IM accounted for approximately 96 percent of the Company’s revenues during the period. The revenue increase during the period was driven by volume increases of approximately 17 percent and the effect of a positive currency exchange rate translation of approximately three percent. The volume and currency translation benefits were partially offset by price declines of approximately 12 percent. The price decline was higher than recent periods as price competition for recordable optical products was unusually strong during the second quarter of 2004. The declines resulted from increased supply as significant additional manufacturing capacity in Asia came on line, coupled with softer than expected demand. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing changes can be impacted by changes in foreign currency exchange rates. Optical media products accounted for approximately one-third and tape products accounted for approximately two-thirds of total DS&IM revenues during the first nine months of 2004.

Specialty Papers revenues for the first nine months of 2004 were $35.2 as compared to $40.0 million a year ago. The decrease was driven mainly by sales declines due to the loss of two major customers.

Gross profit was $225.2 million, or 25.2 percent of revenues, for the first nine months of 2004 compared with $246.3 million, or 29.7 percent of revenues a year ago. The decrease was due to several factors including $9 million of inventory related charges recorded in the second quarter of 2004 associated with optical media and the subsequent sell-through of this inventory, which was written down to net realizable value at the end of the second quarter and therefore sold at essentially zero gross margin during the third quarter of 2004. The inventory related charges during the second quarter of 2004 were driven by competitive market pricing which caused inventory valuation write-downs of $6 million and price protection payments of $3 million to be made in order to retain and expand certain retail business. The inventory write-down was recorded in cost of goods sold and the price protection payment was recorded as a reduction of revenues. Also contributing to the decrease in gross profit were the additional factors experienced in the third quarter discussed above.

SG&A expenses for the first nine months of 2004 were $126.2 million, or 14.1 percent of revenues, compared to $124.1 million, or 15.0 percent of revenues, for the same period a year ago. The period over period 0.9 percentage point decrease in SG&A as a percent of revenues was primarily the result of the revenue growth initiatives within DS&IM which increased revenues without a corresponding increase in the level of SG&A expenses. This is in line with the Company’s strategy, as discussed in “General Overview” above.

Research and development costs for the first nine months of 2004 were $43.6 million, or 4.9 percent of revenues, as compared to $40.9 million, or 4.9 percent of revenues, for the same period a year ago. The increased spending in dollar terms was related to investments in new storage platforms.

During the second quarter of 2004, the Company recorded restructuring charges of $3.1 million for employee reductions. The charges related to a plan to close the Company’s production facility in Tucson, Arizona and international administrative and sales employee reductions. The restructuring will impact approximately 280 positions. It is anticipated that the Tucson facility will be closed by December 31, 2005. Ongoing production activities from this facility will be shifted to other facilities as the shutdown occurs. The restructuring charge consists of estimated severance payments and related costs. In addition to these costs, commencing in the fourth quarter of 2004, the Company will also be incurring costs related to the Tucson facility closing such as scale-up costs at other facilities, equipment moves and relocation. These costs will be generally expensed as incurred, and are expected to total approximately $6 million, of which approximately $1.3 million are expected to be incurred in the fourth quarter of 2004. These actions are expected to result in ongoing earnings and cash flow benefits commencing in 2006. During the transition period, through the end of 2005, the benefits will be largely offset by the implementation costs.

As a result of the above factors, operating income for the first nine months of 2004 was $52.3 million, or 5.9 percent of revenues, as compared to $82.3 million, or 9.9 percent of revenues, for the same period last year.

The tax rate for the first nine months of 2004 was approximately 26 percent compared to 33 percent for the same period last year. The decrease in the tax rate was due to a one-time tax benefit of $4.1 million associated with the favorable resolution of a European tax matter, as well as better than expected results related to the taxation of certain foreign income on the U.S. Federal tax return. Future periods could benefit from the favorable resolution of other outstanding tax matters. The Company is unable to project with certainty those tax benefits at this time. The fourth quarter’s normalized tax rate excluding the impact of any one-time tax items is expected to be approximately 36 percent.

Income from continuing operations for the first nine months of 2004 was $38.9 million, or $1.10 per basic share and $1.08 per diluted share, compared with income from continuing operations of $57.1 million, or $1.61 per basic share and $1.58 per diluted share for the first nine months of 2003.

Net income, including discontinued operations, in the first nine months of 2004 was $37.8 million or $1.07 per basic share and $1.05 per diluted share compared with net income of $57.3 million or $1.61 per basic share and $1.58 per diluted share for the first nine months of 2003. Discontinued operations for the first nine months of 2004 included a loss of $1.1 million, net of taxes, related to the litigation costs. Discontinued operations for the first nine months of 2003 included a net gain of $0.2 million, net of taxes, resulting from a favorable outcome of the dispute with Kodak related to the 1998 sale of the Medical Imaging Systems business, partially offset by litigation costs.

Impact of Changes in Foreign Currency Rates

The Company has a market presence in more than 100 countries and sells products on a local currency basis through a variety of distribution channels. While the Company sources finished goods, primarily optical products, from outside the U.S., the majority of the Company’s revenues are from products produced in its own manufacturing facilities, all of which are located in the U.S. Comparisons of revenues and income from outside the U.S. are subject to fluctuations due to the impact of translating results at differing exchange rates in different periods.

Changes in foreign currency exchange rates in the first nine months of 2004 positively impacted worldwide revenues by approximately three percent due to favorable translation. The impact on profits is more difficult to determine due to the influence of other factors that the Company believes are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that over time work to offset translation benefits. For example, the Company has generally experienced increased price erosion internationally as the dollar weakened. In addition, the weak dollar negatively impacts some regional business activity. The Company’s objective is to hedge a portion of its Euro-based operating income exposure through the purchase of a combination of currency forwards and options, which protects a portion of operating income against downside risk but enables the Company to capture upside benefits from favorable translation (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q).

Financial Position

As of September 30, 2004, the Company’s cash and equivalents balance was $339.6 million, a decrease of $71.8 million from $411.4 million as of December 31, 2003. The decrease was primarily due to share repurchase of $75.5 million. The Company also has other investments, which total $38.7 million and $13.4 million as of September 30, 2004 and December 31, 2003, respectively, related to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets or other assets depending on the time remaining to maturity.

Accounts receivable days sales outstanding was 45 days as of September 30, 2004, down 1 day from December 31, 2003. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable. The accounts receivable balance was $155.5 million as of September 30, 2004 and $196.8 million as of December 31, 2003. Days of inventory supply was 66 days as of September 30, 2004 compared to 71 days as of December 31, 2003. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The decrease in days of inventory supply was primarily related to a concentrated effort to reduce inventories across the Company’s supply chain. This resulted in a decrease in the inventory balance to $157.8 million as of September 30, 2004 from $192.7 million as of June 30, 2004 and from $159.4 million as of December 31, 2003.

The decrease of $9.8 million in other current assets from December 31, 2003 was driven by finalizing the purchase of EMTEC and the release of funds from escrow to pay for the acquisition (see Note 12 to the Consolidated Financial Statements) which generated a similar increase in other assets. The decline in other current assets was also the result of $4.4 million received from the collection of a receivable related to the settlement reached in January 2004 for outstanding transition services payments for the color proofing and color software business sold in 2001. These and other decreases were partially offset by an increase in short-term investments related to the Company’s cash investments discussed above.

The increase of $8.5 million in other assets from December 31, 2003 was primarily caused by finalizing the purchase of EMTEC and the purchase of cash investments as described above, partially offset by a reduction of deferred tax assets of $10.8 million.

The decrease in accounts payable of $59.1 million from December 31, 2003 was driven by several factors, including significantly reduced inventory purchases during the three month period ended September 30, 2004 and payments during the first quarter of 2004 for capital expenditures of $5.0 million reported as accounts payable as of December 31, 2003.

The decrease in other current liabilities of $31.5 million from December 31, 2003 was driven by a reduction of $20.6 million of income taxes payable due to higher income tax payments and a reduction of pre-tax income in the third quarter of 2004, as well as a reduction of $5.2 million in the rebate accrual, which reflects the seasonal nature of payments made for the Company’s rebate programs.

Liquidity and Capital Resources

Cash provided by operating activities was $50.0 million in the first nine months of 2004. The major driver was net income as adjusted for non-cash items of $83.7 million, offset by working capital usages of $39.0 million. Net income as adjusted for significant non-cash items includes net income of $37.8 million, adjusted for depreciation and amortization of $34.6 million, deferred income taxes of $8.2 million and a restructuring charge of $3.1 million. The working capital usages in 2004 were caused by several factors including a $53.5 million decrease in accounts payable, a $17.8 million decrease in accrued payroll and other current liabilities and a $16.4 million decrease in income taxes payable. The working capital usages were partially offset by a reduction in accounts receivable of $39.9 million.

For the first nine months of 2003, cash provided by operating activities was $50.8 million. The major driver was net income as adjusted for non-cash items of $101.4 million, offset by working capital usages of $46.9 million. Net income as adjusted for significant non-cash items includes net income of $57.3 million, adjusted for depreciation and amortization of $28.3 million and deferred income taxes of $16.8 million. The working capital usages in 2003 were driven by a $19.5 million increase in inventory, payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million, the Company’s settlement with Kodak resulting in a net $9.0 million usage of working capital as well as payments related to restructuring programs of $4.8 million.

Cash used by investing activities was $53.2 million in the first nine months of 2004 and $75.5 million in the first nine months of 2003. Capital spending in the first nine months of 2004 was $28.4 million compared with $53.8 million for the same period last year. The reduction was due to the high level of investment during 2003 related to the Company’s new coating facility in Oklahoma. Investing activities primarily related to capital spending for both periods and for net purchases of investments of $25.6 million in the first nine months of 2004. These investments related to investment grade interest bearing securities with maturities greater than one year and are classified as other current assets or other assets, depending on the time remaining to maturity.

Cash used in financing activities was $68.5 million in the first nine months of 2004 and $10.9 million in the first nine months of 2003. Cash usages in 2004 were driven by share repurchases of $75.5 million and dividend payments of $9.8 million, offset partially by cash inflows of $16.8 million related to the exercise of stock options. Cash usages for the same period in 2003 were driven by share repurchases of $14.7 million, dividend payments of $5.7 million and repayment of short-term debt of $4.5 million, offset by cash inflows of $11.7 million related to the exercise of stock options.

As of September 30, 2004, the Company does not have any debt. In December 2003, the Company entered into a new Credit Agreement with a group of banks that expires December 16, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum and a utilization fee ranging from zero to 0.25 percent per annum, both based on the Company’s consolidated leverage ratio, are payable on the total credit line. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to restrict materially its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of September 30, 2004 and the Company was in compliance with all covenants under the Credit Agreement.

In addition, certain international subsidiaries have arranged borrowings locally outside of the Credit Agreement discussed above. As of September 30, 2004, there were no borrowings outstanding under such arrangements.

In 1997, the Company’s Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock and in 1999 increased that authorization up to a total of 10 million shares available for repurchase as of that date. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. The Company repurchased 2.2 million shares during the first nine months of 2004. As of September 30, 2004, the Company had repurchased a total of 10.0 million shares since January 1, 1999 under these authorizations and held, in total, 8.8 million shares of treasury stock acquired at an average price of $24.36 per share.

During the nine months ended September 30, 2004, $9.5 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing approximately $4 million to fund its pension plans during the last three months of 2004.

The Company paid cash dividends of $0.08, $0.10 and $0.10 per share during the first, second and third quarters of 2004, respectively, for a total of $9.8 million. During the same period in 2003 total dividend payments were $5.7 million. Any future dividends are at the discretion of and subject to the approval of Imation’s Board of Directors.

The Company’s remaining liquidity needs for 2004 include: capital expenditures of approximately $10 million; pension funding of approximately $4 million; lease payments of approximately $3 million; any amounts associated with dividend payments and the repurchase of common stock; and amounts associated with the restructuring program announced in October 2004. The restructuring program is expected to result in a total charge of $15 to $20 million. The charge will be mainly used to cover cash expenses in the fourth quarter of 2004 and the first quarter of 2005. The Company expects that cash and equivalents plus cash investments, together with cash flow from operations and available borrowing capacity, will provide liquidity sufficient to meet these needs and operate available borrowing capacity.

Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

Contractual Obligations

A table of the Company’s contractual obligations was provided in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to the Company’s contractual obligations during the first nine months of 2004.

Critical Accounting Policies and Estimates

For further discussion, see the “Critical Accounting Policies and Estimates” section in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes to these accounting policies during the first nine months of 2004.

Recent Board Actions

On October 19, 2004, the Company’s Board of Directors committed the Company to a restructuring plan consisting of the elimination of approximately 250 positions globally. The restructuring is intended to simplify the Company’s structure, improve decision-making speed and lower overall operating costs and is expected to result in an estimated annualized savings of $25 to $30 million. The restructuring program is expected to result in a total charge of $15 to $20 million in the fourth quarter of 2004. The charge will be utilized mainly to cover the cash expenses associated with the termination benefits for the reduction in workforce (primarily severance and related benefits). The program is expected to be substantially completed in 2004 with the remainder completed in 2005.

Forward-Looking Statements and Risk Factors

The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current outlook for fiscal year 2004, and are subject to the risks and uncertainties described below.

Fourth Quarter Outlook

The following summarizes the Company’s current outlook for the fourth quarter of 2004.

The Company’s near term outlook is cautious due to current economic and market uncertainty. This revised outlook is lower than and replaces the Company’s previous statements in its business outlook. The Company expects a typical seasonally strong fourth quarter of 2004, resulting in improvement in revenue, gross profit margins and earnings prior to restructuring, compared with the third quarter of 2004. However, the Company expects that both revenue and earnings will be down compared with the very strong fourth quarter of 2003. As a result, full year 2004 revenue is expected to grow one percent to three percent over 2003.

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

The Company wishes to caution investors not to place undue reliance on any such forward looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinion or statements expressed with respect to future periods are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, its ability to achieve the expected benefits in a timely manner from the Moser Baer relationships, in particular the Global Data Media joint venture, the competitive pricing environment which could significantly impact the Company’s profit margins and valuation of inventory, foreign currency fluctuations, the outcome of litigation, its ability to secure adequate supply of certain high demand products, the ready availability and price of energy, availability of key raw materials or critical components, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products as well as various factors set forth under the caption “Risk Factors” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and in the Company’s other filings with the Securities and Exchange Commission.

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

As of September 30, 2004, the Company had $79.5 million notional amount of foreign currency forward and option contracts of which $46.2 million hedged recorded balance sheet exposures. This compares to $182.6 million notional amount of foreign currency forward and option contracts as of December 31, 2003, of which $51.4 million hedged recorded balance sheet exposures. A hypothetical adverse change of 10 percent in quarter-end foreign currency exchange rates would reduce the fair value of foreign currency contracts outstanding as of September 30, 2004 by $4.4 million.

Item 4. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

During the quarter ended September 30, 2004, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and to Part II, Item 1 “Legal Proceedings” included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2004, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of September 30, 2004 would not be material to the Company’s financial position.

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

On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company will proceed despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Mr. Benun, Jazz Photo’s principal shareholder, filed bankruptcy in July 2003. On April 6, 2004, an Administrative Law Judge issued an “Enforcement Initial Decision” recommending that the U.S. International Trade Commission rule that Jazz Photo has been continuing to infringe on Fuji’s patents and impose a $13 million civil penalty on Jazz Photo and Mr. Benun. The infringement recommendation has been affirmed by the Commission. The penalty recommendation is still pending before the Commission.

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

The Company and Jazz Photo have each filed motions to reconsider portions of the summary judgment ruling. These motions are pending before the Judge. The Company and Jazz Photo have each filed numerous motions to limit evidence and claims, in part based on this ruling. The Company seeks by such motions to limit significantly Jazz Photo’s damages claims. On July 29, 2004, the Court issued an order limiting the time period over which Jazz Photo can seek lost-profit damages, which effectively cut Jazz Photo’s lost-profit claim in half.

The Judge had set trial for September 20, 2004. In early September, the Judge notified the parties that the trial date would be postponed to a date not earlier that January 10, 2005. A hearing on the many motions now pending before the Court has been scheduled for November 19, 2004. Barring some change in Jazz Photo’s position caused by a change in its bankruptcy status, further dismissal of claims or limitation of damages or otherwise, or unless the case is disposed of by the ruling on reconsideration of summary judgment, the Company expects to try this case.

The St. Paul Fire and Marine Insurance Co. (St. Paul) insured the Company under a primary commercial general liability policy. St. Paul has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. In 2003 and the first nine months of 2004, the Company recorded $1.3 million and $1.1 million, respectively of after-tax expenses in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by another primary carrier (CIGNA) and by its excess carrier (AIG). The disputes regarding coverage under both the primary and excess policies have been stayed pending resolution of the Jazz Photo litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)

Not applicable

(c) Registrant Purchases of Equity Securities

			(c)	(d)
			Total Number	Maximum
			of Shares (or	Number (or
			Units)	Approximate
	(a)	(b)	Purchased as	Dollar Value) of
	Total	Average	Part of	shares (or Units)
	Number of	Price	Publicly	that May Yet Be
	Shares (or	Paid per	Announced	Purchased Under
	Units)	Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
July 1, 2004 - July 31, 2004	300,000	$32.72	300,000	1,513,187
August 1, 2004 - August 31, 2004	1,063,187	$33.56	1,063,187	5,086,813
September 1, 2004 - September 30, 2004	450,000	$35.59	450,000	4,636,813

Total	1,813,187	$33.92	1,813,187	4,636,813

In 1997, the Company’s Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock and in 1999 increased the authorization up to a total of 10 million shares available for repurchase as of that date. This program was announced on February 4, 1997 and the increased authorization was announced on January 26, 1999. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the remaining share repurchase authorization as of August 5,2004 to a total of six million shares. This increased authorization program was announced on August 4, 2004 and has no expiration date.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

     The following documents are filed as exhibits to this Report.

10.1	Form of Restricted Stock Award Agreement - Employees 2004

10.2	Form of Restricted Stock Award Agreement - Executive Officers 2004

10.3	Form of Stock Option Agreement - Employees 2004

10.4	Form of Stock Option Agreement - Executive Officers 2004

15.1	Awareness Letter from the Company’s Independent Public Accounting Firm regarding Unaudited Interim Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.

(REGISTRANT)

Date: November 5, 2004	By:	/s/ Paul R. Zeller

Paul R. Zeller
Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Form of Restricted Stock Award Agreement - Employees 2004

10.2	Form of Restricted Stock Award Agreement - Executive Officers 2004

10.3	Form of Stock Option Agreement - Employees 2004

10.4	Form of Stock Option Agreement - Executive Officers 2004

15.1	Awareness Letter from the Company’s Independent Registered Public Accounting Firm regarding Unaudited Interim Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002