Form 10-K
period 2004-12-31
IMATION CORP
filed 2005-03-10
CIK 1014111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).     Yes ☑          No ☐
      Aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of $42.61 as reported on the New York Stock Exchange on June 30, 2004 was $1,522.3 million.
      The number of shares outstanding of the Registrant’s common stock on March 7, 2005 was 33,982,716.
DOCUMENTS INCORPORATED BY REFERENCE
      Selected portions of Registrant’s Proxy Statement for Registrant’s 2005 Annual Meeting are incorporated by reference into Part III.

This document (excluding exhibits) contains 70 pages
The table of contents is set forth on page 2
The exhibit index begins on page 67

IMATION CORP. FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business.
General
      Imation Corp. (Imation or the Company) is a Delaware corporation whose primary business is the development, manufacture, sourcing, marketing and distribution of recordable magnetic, optical and solid state “flash” memory storage media products, for users of digital information technology in more than 100 countries around the world. Magnetic and optical recording media, which form the overwhelming majority of the Company’s revenue, are categorized under the Standard Industrial Classification (SIC) code as “3695; Magnetic and Optical Recording Media” or the North American Industry Classification System (NAICS) code as “334613; Magnetic and Optical Recording Media Manufacturing.” These removable storage media products are used in conjunction with hardware devices, including tape libraries, “floppy disk” and optical disc drives, certain consumer electronic devices, and desktop and laptop computers developed and sold by other companies.
      The Company was formed in July, 1996 as a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. Since the spin-off, the Company has divested most of the non-data storage businesses, consolidated warehouses and physical infrastructure it inherited with the spin-off, invested in information systems, and focused the basic operational infrastructure to support the Company more efficiently. Divestitures within the last five years include the following: 1) the color proofing and color software business that comprised most of the Color Technologies segment sold on December 31, 2001 to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG), and 2) the Digital Solutions and Services (DSS) business that provided field service on Imation and other Original Equipment Manufacturers’ (OEMs) hardware devices, manufactured microfilm aperture cards and sold document imaging consumables and hardware systems. The North America DSS business was sold effective August 30, 2002 to DecisionOne Corporation while the remaining DSS businesses outside North America were closed or sold by September 30, 2002 (see Note 3 to the Consolidated Financial Statements).
      Following its divestitures, the Company is now almost singularly focused on the removable data storage media industry (see Figure #1 below). The Company has a long history in this industry dating from 1947, when this business was started by 3M Company, resulting in the first commercialized data storage tape introduced in 1953. The Company’s vision is to be the worldwide leader in removable data storage, to be the most trusted source for digital data storage by consumers and businesses alike, and to be recognized as an independent expert in digital information back-up, archive, and protection. Key elements of the Company’s strategy are as follows:

•	Portfolio: Strengthen and grow the removable data storage media products; offer a broad and comprehensive portfolio of products across different customer applications in the markets where the Company competes; expand into business areas closely adjacent to removable data storage media products;

•	Operations: Transform the Company into a lean enterprise, characterized by speed, quality, and competitive costs; leverage existing infrastructure to support growth initiatives; develop and enhance manufacturing, supply chain and sourcing capabilities to provide optimum total delivered cost and product quality;

•	Markets: Leverage broad and successful relationships with leading OEMs, customers, and distribution channels; increase market penetration for U.S. government sales and U.S. and international commercial and consumer sales;

•	Technology: Maintain and extend technology capabilities in key areas, including precision tape coating, cartridge design and manufacturing, servo-writing, and advanced optical storage technologies.
      Historical results are reported by the Company for three business segments: Data Storage and Information Management (DS&IM), Specialty Papers, and Digital Solutions and Services (DSS) outside of North America. As noted in Note 3 to the Consolidated Financial Statements, the North America DSS business was sold on August 30, 2002 and was reclassified as discontinued operations for all periods presented. The DSS businesses outside of North America, which were sold or closed by September 30, 2002, remained in the presentation of continuing operations (see Notes 3 and 11 to the Consolidated Financial Statements). For 2004, the Company’s operations consisted of two reportable segments, DS&IM and Specialty Papers.
      Approximately 58 percent of the Company’s revenues are derived from international sales in over 100 countries outside the U.S. Financial information by segment and geographic region can also be found in Note 11 to the Consolidated Financial Statements.
Figure #1
DS&IM, Specialty Papers & Other Revenue

*	Other includes previously divested businesses that were reflected in continuing operations.

Data Storage and Information Management (DS&IM)

Industry Background
      The Company competes within the global information technology (IT) industry. Specifically, the Company develops, manufactures, sources, and markets removable data storage media for organizations and individuals that must store, retain and protect vital digital information. The Company’s primary products include magnetic tape cartridges, magnetic diskettes, recordable optical disks, and USB removable flash drives. According to various industry analysts and Company estimates, the total global data storage market, including hardware and services, is estimated to be in excess of $70 billion. Removable media provide certain advantages due to their portability, low overall cost of ownership, and scalability, which make the removable media market an attractive market. The removable storage media market is estimated to be approximately $7 billion.
      The demand for removable data storage media is driven by the rapid growth of digital information, a trend that has accelerated with the emergence of the digital economy where an increasing quantity and diversity of information is created and managed digitally. As data storage hardware, software, and transmission networks continue to deliver improved cost/performance, new and expanded applications have emerged that require the creation of larger, more complex sets of data and larger databases to more efficiently support critical business processes. With business data reaching across multiple locations, data security, archiving and reliable backup have become critical business processes. In addition, there has been heightened awareness of the risks of catastrophic data loss and new requirements for record retention, causing an increase in data backup and retention practices at many organizations. As pervasive use of the Internet becomes the norm for both business and individuals, information important to users is created and stored in digital formats with greater frequency and in ever-larger amounts. As the size and price of consumer electronics devices continue to shrink, the need to store music, video and photography on a variety of digital media continues to grow rapidly.

Application Areas and Products
      The Company develops, manufactures, sources, markets, and distributes removable data storage media products in nearly every capacity range a user may require — from 1.44 megabytes to hundreds of gigabytes per piece of media. The Company’s data storage media products are used across all major application areas — enterprise data centers, the network server environment at both the mid-range and entry-level, and personal storage applications for both consumer electronics devices and desktop or laptop computers.
      There are many diverse ways to store digital information, depending on the application and the amount of information to be retained. As a result, storage implementations in a commercial environment, whether enterprise wide, departmental or for a small business, typically include more than one platform and media format. Removable data storage media products such as those offered by the Company allow the customer to easily expand capacity, and provide data transportability, data management, and data security at a significantly lower relative cost than fixed disk storage. Fixed disk storage generally provides faster transfer rates and immediate access to data, which is an advantage in some applications. As a result, typical commercial installations include a mixture of removable and fixed storage in complementary configurations. Decisions about the kind of data storage platforms to use depend on a multitude of factors including total storage capacity, data transfer rates, reliability, scalability, portability, permanency, physical media size, compatibility with other components and systems, and total cost. For example, “live” data that is directly accessed and manipulated typically will be treated differently than data that is copied for back-up or archiving.
      In addition to organization-wide or departmental level storage solutions, there are many removable storage formats that meet the diverse individual personal storage needs for both consumer and business applications. Personal storage solutions generally encompass floppy diskettes, CDs, DVDs, and USB flash drives. Criteria for personal storage applications include many of the factors cited for commercial applications.
      Market researchers have generally estimated the installed base of tape drives to range between 16 million and 25 million units globally. This substantial installed base of tape drives presents a recurring revenue opportunity for much of the Company’s tape products. The application areas described below are overlapping with no definitive boundaries. The Company’s products are frequently used in more than one environment, depending on the specific customer need for functionality or capacity. In addition, the way these application areas are defined frequently changes as storage capacities and functionality needs increase.
      Enterprise — Enterprise level tape cartridges, typically used in an automated tape library that can either be direct-attached storage or part of networked storage infrastructure store up to 400 gigabytes (GB) of data per cartridge. At the very high end of capacity and performance, Imation is the leading supplier of magnetic tape cartridges to large data centers found in a wide variety of industries, including financial services, geophysical exploration, transportation, government, and telecommunications around the world. Imation’s products are used in both mainframe and open systems environments, in large data libraries for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval, cost-effective mass storage, and archival storage.
      Imation is a leading manufacturer of tape cartridges that are predominantly used in high-end data center-class applications characterized by the highest levels of automation, the largest data capacity requirements, and the most demanding levels of data integrity. These products include BlackWatchtm 9840 and 9940 cartridges used with Storage Technology Company (StorageTek) drives, and BlackWatch 3590 and 3590E cartridges, used with IBM Corp. (IBM) drives. In addition, Imation manufactures and distributes data tape cartridges, which are sold by several other manufacturers, for tape libraries in network server, open systems environments. These products include Imation’s BlackWatch DLTtape IV and BlackWatch SuperDLTtape cartridges — a format developed by Quantum Corp. (Quantum) — used in DLT and SDLT tape libraries. BlackWatch Ultriumtm cartridges are used in Linear Tape Open (LTO) libraries — a format developed by IBM, Certance LLC (formerly Seagate and recently purchased by Quantum), and Hewlett-Packard Company (HP).
      Small-Medium Business — Imation manufactures, sources and distributes data tape cartridges for small to mid-sized businesses. Imation cartridges work with tape drive systems that support the major operating environments including Unix, Linux, and Microsoft Windows® NT. Imation cartridges for this market include Travantm tape cartridges for use with Certance Travan drives, and SLR tape cartridges for use with drives sold by Tandberg Data ASA (Tandberg). Imation is also the exclusive worldwide distributor of VXA and Mammoth tape cartridges for use with Exabyte Corp. (Exabyte) tape drives.
      Personal Storage — Individual storage needs, whether for business or consumer applications, are addressed by Imation’s broad range of products providing storage capacities ranging from 1.44MB diskettes to 650MB CD-R (recordable) and CD-RW (re-writable) optical disks to 9.4GB DVD optical disks, to 2GB USB flash drives.
      The following chart is intended to represent the Company’s data storage media offerings on a continuum of capacities, levels of automation and typical applications:

Customers
      As described above, the Company’s products are used by business customers and by individual consumers. No one customer constituted 10 percent or more of the Company’s revenues in 2004 or 2003. The Company had one customer that accounted for 11 percent of total net revenues in 2002.
      The Company works with Original Equipment Manufacturers (OEMs) that develop tape drives for differing customer applications in various market sectors. Significant OEMs include StorageTek, IBM, HP, Exabyte, and Tandberg. As described above, the Company is the sole source of supply for certain tape cartridges for use with StorageTek and IBM drives used in the high-end data center. The development of future formats with key OEMs, such as StorageTek and IBM, is critical to the Company’s future success and the loss of such a relationship could have a material adverse effect on the Company’s business. During the past year, the Company announced it had entered into a joint development agreement with StorageTek for its next generation of automated tape drives. The Company is committed to maintain its relationship as a key media development partner with important OEMs.

Competition
      The global markets for the Company’s products are intensely competitive and subject to on-going and variable pricing pressure, frequent new product introductions, product performance improvements, and rapid technological change. Removable magnetic and optical media compete to some extent against other forms of data storage, including hard disk and solid state (semi-conductor based) flash memory. Hard disk storage typically has been used for on-line applications whereas removable storage has been used for near-line and off-line applications such as back-up and archive, and in various consumer applications. Competition is based on a multitude of factors, including brand strength, cost, breadth of product line, capacity, access speed and performance, durability, reliability, distribution capability, geographic availability, scalability, and compatibility. At the personal storage level, multiple formats of removable storage compete based on many different factors, with particular emphasis on pricing, emerging applications, convenience, compatibility, and technology. This broad competition has resulted in on-going and variable price pressure in the past and the Company expects this trend to continue.
      The Company’s primary competitors in the removable data storage market include Fuji Photo Film Co., Ltd., Hitachi Maxell, Ltd., Memorex, Inc., Verbatim Corporation, TDK Corp., and Sony Corp. In addition, the Company has various agreements with several of these and other companies such that it is possible to be, at various times, a competitor of, supplier to, or customer of those companies. While these companies compete in the removable media market, they do not generally report financial results for these businesses on a stand alone basis. Therefore it is difficult for the Company to estimate its relative market share. However, the Company uses a variety of industry sources to estimate market size and share and estimates that in 2003, the latest period for which data is available, it held between 15 and 18 percent of the total market share in sectors in which it competes for removable media.

Joint Ventures, Alliances and Acquisitions
      The Company has engaged in a variety of transactions from time to time with other companies, including acquisitions, licensing, distribution, joint venture and joint development agreements in order to expand its presence in various market sectors. Such transactions since the beginning of 2003 include the following:

•	A series of agreements with Moser Baer India Ltd. (MBI) that established MBI as a significant, non-exclusive source for Imation’s optical media products and created a joint venture marketing company for optical media products, Global Data Media (GDM). Imation holds a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder, Imation consolidates the results of the joint venture in its financial statements (see “Consolidation” in Note 2 to the Consolidated Financial Statements). MBI brings its optical manufacturing capacity and product development capability to this series of agreements. Imation brings intellectual property and licensing rights in optical products, process technology know-how, and global distribution capability.

•	A joint development agreement with StorageTek to develop and manufacture enterprise-class tape storage media to support StorageTek’s next generation tape drives.

•	A distribution agreement with Exabyte that establishes Imation as the exclusive worldwide distributor of Exabyte brand media products.

•	An agreement with IBM to manage and deliver after-market data storage media distribution services for IBM worldwide that establishes Imation as a key distributor of IBM brand media products, providing sales, marketing, distribution, and management services.

•	The acquisition of certain assets and intellectual property relating to half-inch legacy tape products, such as 3480, 3490E, and 9490EE tape cartridges, from EMTEC Magnetics GmbH, an insolvent German-based manufacturing subsidiary of EMTEC International Holding GmbH.

Marketing and Distribution
      Imation’s data storage products are sold through a combination of distributors and value-added resellers, OEMs, and retailers. World-wide, approximately 67 percent of revenues come from distributors, 19 percent from OEMs and 14 percent from the retail channel. The Company maintains a sales force of approximately 250 representatives to service this distribution network around the world.
      Approximately 58 percent of the Company’s data storage revenues come from sales outside the United States, primarily through subsidiaries, sales offices, distributors, and relationships with OEMs throughout Europe, Asia, Latin America, and Canada. The storage industry, as discussed above, is at a different level of development and penetration in different geographies. As a result, growth rates will typically vary in different application areas and product categories in different parts of the world.

Manufacturing
      The Company manufactures data storage products at its facilities located in the U.S. at plants in Camarillo, California; Tucson, Arizona; Wahpeton, North Dakota; and Weatherford, Oklahoma. All of these manufacturing facilities are certified to ISO 9001:2000 quality standards. The Company manufactures most of the components for its magnetic data storage products, including magnetic tape and plastic components, but sources some material from outside suppliers. Through the end of 2004, the Company invested approximately $55 million in capital to design and build a new facility, with state-of-the-art tape coating capability, at its Weatherford, Oklahoma plant. The new coating facility began operation in the second half of 2004. In the second quarter of 2004, the Company announced its intention to shut down its Tucson, Arizona manufacturing facility (see Note 5 to the Consolidated Financial Statements). While the Company manufactures most of its own magnetic tape products, the Company does not manufacture the vast majority of optical or solid state flash media products, which are currently sourced from manufacturers outside the U.S.
      The manufacture of high quality magnetic tape media requires exacting manufacturing process steps with precise physical, electrical, and chemical tolerances as well as significant technical expertise in several areas including coating process, servo-writing, media and component design, fine particle dispersion, plastic injection molding, automated high volume assembly, and magnetic and optical physical and material science. To manufacture magnetic tape media, a thin plastic film material is coated precisely and uniformly with a magnetic dispersion solution. To meet the market requirements for future advanced tape media products with higher data transfer rates, greater data density, and faster tape speeds, the Company must be capable of coating thinner substrates with smaller particle sizes, increasing uniformity and surface smoothness, and greater bit and track density.
      Servo-writing technology in linear tape and tape drives provides precise positioning of read/write heads to achieve higher data densities on tape and is a critical technology to achieve increased storage capacities. Tape handling through the cartridge is an increasingly critical element of system robustness for the cartridge and the drive as tape transport speeds in the drives increase and the distance between the read/write head and the tape media decreases. Cartridge design and manufacturing includes the manufacture and assembly of plastic moldings and components, metal part stamping, and modeling of the tape path and tape handling through the cartridge. The Company believes its servo-writing and cartridge design and manufacturing capabilities are a particular strength for the Company.
      The Company relies upon the availability of experienced and skilled personnel and invests in both R&D and capital equipment in order to successfully develop, manufacture, and source magnetic and optical media that meet market requirements. The Company employs certain critical process technology, intellectual property, and technical know-how in the manufacture of its magnetic data storage media and invests to maintain research and development facilities and pilot manufacturing lines for potential future products in both magnetic and optical media. The Company believes that the significant technical expertise and industry experience within its manufacturing and engineering organization and its application of key proprietary design and manufacturing technologies provide it with a competitive capability necessary to keep pace with industry requirements.

Raw Materials and Other Purchased Products
      The principal raw materials the Company uses for the manufacture of data storage products include plastic resins, polyester films, magnetic pigments, specialty chemicals, and solvents. The Company makes significant purchases of these and other materials and components used in the manufacturing operations from many domestic and foreign sources. There are two sources of supply for the base film and two for the MP (metal particulate) pigments on which the industry relies. If supply were disrupted for any of these key materials, the business of the Company and its competitors could be negatively impacted. The Company does rely on certain partners as sole suppliers for components and raw materials used in its manufacturing processes. The loss of these certain suppliers could have a material adverse impact on the business.
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

Specialty Papers
      The Company’s Specialty Papers unit manufactures a wide variety of carbonless paper products that are used to make multi-part business forms at its specialty coating and converting production facility located in Nekoosa, Wisconsin. The Specialty Papers business represented less than five percent of the Company’s total revenues in 2004.
      The Specialty Papers unit has been an innovative leader in the carbonless paper industry for over 40 years, specializing in cut sheet products. These products are used by most industry segments and are distributed through distribution channels including traditional fine paper merchants. The primary competitors to this business include Appleton Papers, Inc. and MeadWestvaco Corporation. The Specialty Papers business also manufactures private label carbonless paper products and provides contract manufacturing for various third party organizations. In 2004, the Company introduced a coated paper designed specifically for high speed digital printing applications.

Digital Solutions and Services (DSS)
      The Company sold its North America DSS business in August 2002 (see Note 3 to the Consolidated Financial Statements). These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations.
      The Company also completed its planned exit of the DSS business outside of North America in the third quarter of 2002. As of the end of the third quarter of 2002, all DSS operations outside of North America had been closed or sold. The operations outside of North America were reflected in continuing operations (see Note 11 to the Consolidated Financial Statements).
      The Company’s DSS business was a service organization with a focus on two areas — Field Service and Document Imaging products. Through relationships with OEMs, the Field Service group offered call center, help desk support, spare parts logistics, and field service to end-user customers, with a focus on providing services for the wide format color and imaging equipment markets. In the Document Imaging products area, the Company acted as a system integration coordinator to help its customer base transition from analog to digital systems, with an emphasis on providing integrated solutions in the wide format engineering document imaging systems market by combining hardware, software, supplies, and services for its customers. The business also manufactured microfilm aperture cards.
Research and Development
      New product development is critical to the Company’s future success and Imation maintains advanced research facilities and invests substantial resources in developing new products, improving existing products, and researching potential new technologies for data storage media. The Company’s research and development expenses were $56.9 million, $57.0 million, and $50.6 million for 2004, 2003, and 2002 respectively, averaging approximately five percent of revenues. The increase in spending from 2002 to 2003 was due to investments in emerging new data storage format areas. Most of the Company’s research and development spending was focused on the development of existing and future formats of removable magnetic and optical storage media. This includes development of high density metal particulate tape such as the LTO Ultrium and StorageTek next generation tape formats. These advanced formats are expected to deliver increased storage capacity per cartridge through using more advanced metal particulate pigments with smaller particle size, coating thinner layers on thinner substrates, and advanced tape handling characteristics within both manufacturing processes and in tape cartridges. R&D spending is also focused on extensions of existing magnetic tape products, and advanced forms of optical storage media (which rely on shorter wavelength laser light and improved optics). In 2003, the Company entered into a joint development agreement with StorageTek to develop and commercialize a next generation data storage tape solution for the enterprise data center market. The Company is also engaged in certain programs both on its own and in collaboration with other organizations that are more research in nature and which do not yet have a specific product or product set in the market or soon to be introduced.
      Imation’s competitive capabilities are dependent upon development and protection of intellectual property. The Company’s proprietary rights are protected through a combination of patents, copyrights, trademarks, and trade secrets. Over the last several years, the Company has had a focused effort to increase its patent portfolio and creation of invention records and filing of patent applications. During 2004, the Company was awarded 44 U.S. patents and at the end of the year held over 340 patents in the U.S. relating to its data storage business, including approximately 115 related to cartridge components, 85 related to optical, 65 related to magnetic tape coating and manufacturing, and 75 related to drive systems. The Company believes that no single patent is material to its overall business. The chart below summarizes the Company’s patent activity for the past six years:
International Operations
      Imation’s products are sold in over 100 countries outside the U.S., primarily through subsidiaries, sales offices, distributors and relationships with OEMs in more than 60 countries. Approximately 58 percent of the Company’s total 2004 revenues come from outside the U.S. The Company does not manufacture outside the U.S. Note 11 to the Consolidated Financial Statements shows financial information by geographic region. The chart below breaks out the Company’s 2004 revenues by area:
Employees
      As of December 31, 2004, Imation employed approximately 2,550 people worldwide.
Environmental Matters
      The Company’s operations are subject to a wide range of federal, state, and local environmental protection laws. The Company has remedial activities underway at one of its facilities. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed, and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on the financial results of the

Company. In 2004, the Company spent approximately $25,000 on environmental related matters. As of December 31, 2004, the Company had environmental related accruals totaling approximately $0.6 million. The Company believes that its accruals are adequate, though there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in the Company’s accruals.
Executive Officers of the Company
      The executive officers of the Company on March 7, 2005, together with their ages and business experiences, are set forth below.
      Bruce A. Henderson, age 55, is Chairman of the Board and Chief Executive Officer. Prior to joining Imation in May of 2004, he was chief executive of Edgecombe Holdings, LLC, a private investment company based in Richmond, VA from November 2001 to May 2004. He is the former Chief Executive Officer of Invensys Control Systems, a $3.5 billion operating unit of London-based Invensys plc and a leader in home and commercial automation. He also served as Chief Executive Officer of Invensys Software Systems, a $2 billion provider of mission-critical software for e-enterprise and industrial-control applications.
      Bradley D. Allen, age 54, is Vice President, Corporate Communications and Investor Relations. He has led the Company’s investor relations function since spin-off. From October of 1994 to May of 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics in 1996. Prior to Cray Research, he headed the investor relations function at Digital Equipment Corporation.
      Jacqueline A. Chase, age 51, is Vice President, Human Resources, a position she has held since October 1998. Prior to assuming her current responsibilities she was Director of Human Resources. She has been with the Company since spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M’s legal department. Prior to joining 3M, she was an associate attorney at the law firm of Oppenheimer, Wolff and Donnelly.
      Frank P. Russomanno, age 57, is Executive Vice President and Chief Operating Officer, a position he has held since November 2003. He has been with the Company since spin-off. Prior to assuming his current responsibilities he had various leadership positions within the Company, including President of Data Storage and Information Management, General Manager of Advanced Imaging Technologies. Prior to joining the Company, he held multiple sales and marketing positions with 3M, including European Business Director.
      John L. Sullivan, age 50, is Senior Vice President, General Counsel and Corporate Secretary. He joined the Company in August 1998 from Silicon Graphics, where he most recently was Vice President-General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.
      Paul R. Zeller, age 44, is Vice President and Chief Financial Officer, a position he has held since August 2004. He has been with the Company since spin-off and held the position of Corporate Controller from May 1998 until taking his current position. Prior to joining the Company, he held several accounting management positions with 3M.
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
      The Company’s headquarters is located in Oakdale, Minnesota. The Company’s major facilities, and the functions at such facilities, are listed below. The Company’s facilities are in good operating condition suitable for their respective uses and adequate for the Company’s current needs.

Facility	Products

United States and Canada
Camarillo, California (owned/leased)*	Data tape manufacturing
Miami, Florida (leased)	Sales/Administrative
Nekoosa, Wisconsin (owned)	Carbonless paper manufacturing for Specialty Papers
Oakdale, Minnesota (owned)	Headquarters/laboratory facility
Tucson, Arizona (owned)	Data tape manufacturing
Wahpeton, North Dakota (owned/leased)*	Diskette/molding/CD-Rewritable discs/data tape manufacturing
Weatherford, Oklahoma (owned)	Diskette manufacturing and data tape manufacturing
London, Ontario, Canada (owned)	Sales/Administrative

Europe
Bracknell, United Kingdom (leased)	Sales/Administrative
Cergy, France (leased)	Sales/Administrative
Dubai, UAE (leased)	Sales/Administrative
Madrid, Spain (leased)	Sales/Administrative
Neuss, Germany (leased)	Sales/Administrative
Schiphol-rijk, Netherlands (leased)	Sales/Administrative/European regional headquarters
Segrate, Italy (leased)	Sales/Administrative

Latin America
Mexico City, Mexico (leased)	Sales/Administrative
Santiago, Chile (leased)	Sales/Administrative
Sao Paulo, Brazil (owned)	Sales/Administrative

Asia Pacific
Baulkham Hills, Australia (leased)	Sales/Administrative
Beijing, China (leased)	Sales/Administrative
Guangzhou, China (leased)	Sales/Administrative
North Point, Hong Kong (leased)	Sales/Administrative
Seoul, Korea (leased)	Sales/Administrative
Shanghai, China (leased)	Sales/Administrative
Singapore (leased)	Sales/Administrative
Taipei, Taiwan (leased)	Sales/Administrative
Tokyo, Japan (leased)	Sales/Administrative/Asia-Pacific regional headquarters
      * In December 2003, the Company sold one of the buildings at its Camarillo, California facility in a sale-leaseback transaction and is leasing back a portion of the building. In 2002, the Company sold one of the buildings at its Wahpeton, North Dakota facility in a sale-leaseback transaction and is leasing the entire facility back.

Item 3.	Legal Proceedings.
      The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2004, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results in future periods depending upon the final resolution, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2004 would not be material to the Company’s financial position.
      On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charged breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999. In the complaint, Jazz Photo sought unspecified compensatory damages, treble damages, punitive damages, and equitable relief for both initial purchases and subsequent additional purchases of film.
      The Company has vigorously defended the action. In 2002, the parties continued to litigate the scope of document production and discovery, and depositions began in the third quarter of 2002. Depositions were taken in the fourth quarter of 2002 through the first quarter of 2004.
      On February 24, 2003, the Company was served with the reports of Jazz Photo’s testifying expert witnesses in the case (the Jazz Photo Reports). In the opinion of Jazz Photo’s experts as set forth in the Jazz Photo Reports, the alleged damages to Jazz Photo were caused by a combination of heat, moisture, and fumes from packaging materials supplied by Jazz Photo. The Jazz Photo Reports do not contain any opinions that the alleged damages to Jazz Photo were caused by any error by the Company in the manufacture of the film or by damage to the film during shipment to Jazz Photo. The primary opinion set forth in the Jazz Photo Reports is that the film was not fit for Jazz Photo’s particular use or purpose (use in reloaded single use cameras) because the film design made it more vulnerable to a combination of heat, moisture, and chemical fumes than other film products. The Jazz Photo Reports further conclude that the Company should have known that use in reloaded cameras would expose the film to the damaging combination of heat, moisture, and chemical fumes. The Company has vigorously disputed this theory of liability and believes that it has meritorious defenses. The Jazz Photo Reports claim alleged out-of-pocket damages of approximately $13 million, lost profits through 2002 of approximately $41 million, and lost future profits of approximately $32 million. The Company has vigorously disputed the amount of the out-of-pocket damages claim and has vigorously disputed that Jazz Photo has suffered any lost profits as a result of any action by the Company. Any claim for treble damages by Jazz Photo would have to be based on a violation of the New Jersey Racketeer Influenced and Corrupt Organizations Act or the New Jersey Consumer Fraud Act. Even though Jazz Photo has asserted claims under these acts, the Jazz Photo Reports contain no allegation of damages related to additional purchases of film by Jazz Photo in 1999.
      On May 6, 2003, the Company served reports of its testifying expert witnesses, who conclude that the Company’s film was appropriately designed and manufactured and was fit for use in single use cameras, including reloaded single use cameras. The Company’s experts agree that the damage to the film was caused by a combination of chemical fumes, excess moisture, and excess heat occurring after the film was delivered to Jazz Photo. They conclude that Jazz Photo was responsible for the damage because it failed to put in place a quality control system consistent with industry norms and failed to comply with manufacturer instructions and industry standards concerning protecting film from heat, humidity, and chemical fumes. Also on May 6, 2003, the Company served the report of a financial expert who concludes that the plaintiff’s financial analysis is fundamentally flawed. Both sides filed rebuttal expert reports and have taken expert depositions.
      On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company has proceeded despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Mr. Benun, Jazz Photo’s principal shareholder, filed bankruptcy in July 2003. On April 6, 2004, an Administrative Law Judge issued an “Enforcement Initial Decision” recommending that the U.S. International Trade Commission rule that Jazz Photo has been continuing to infringe on Fuji’s patents and impose a $13 million civil penalty on Jazz Photo and Mr. Benun. The infringement recommendation has been affirmed by the Commission. The penalty recommendation is still pending before the Commission.

      On October 2, 2003, the Company filed a motion for summary judgment dismissal of the entire case against it. On the same date, Jazz Photo filed a motion for partial summary judgment in its favor on its New Jersey racketeering and consumer fraud claims. The final pre-trial conference was held on October 30, 2003. A settlement conference and hearing on the parties’ summary judgment motions took place on January 22, 2004. An unsuccessful mediation was held before retired Federal District Court Judge Nicholas Politan on April 1, 2004. Imation requested that mediation efforts continue and that representatives of Jazz Photo’s creditors participate in mediation.
      On May 20, 2004, the Federal District Judge in New Jersey issued his ruling on the summary judgment motions brought by the Company and Jazz Photo. The Judge denied Jazz Photo’s motion in its entirety. Regarding the Company’s motion, the Judge granted several parts and denied certain parts. The Judge granted the Company’s motion to dismiss Jazz Photo’s statute-based consumer fraud claims. He also granted the Company’s motion to dismiss the implied warranty claims and rejected Jazz Photo’s attempt to add a new state product liability claim. Finally, the Judge granted summary judgment to the Company on its claim against Jazz Photo for $1.1 million due on film purchased in 1999. The Judge denied the Company’s motion to dismiss certain fraud and racketeering claims. The Judge granted the Company’s motion to dismiss Jazz Photo’s fraud and racketeering claims relating to film purchased in 1999, but he left those claims relating to film purchased in 1997 and 1998. As a result of the Judge’s ruling, Jazz Photo was left only with its pre-1999 fraud and racketeering claims. Jazz Photo could still seek all the damages under these fraud claims that it could have sought under the dismissed claims, including treble damages and punitive damages.
      The Company and Jazz Photo each filed motions to reconsider portions of the summary judgment ruling. The Company and Jazz Photo each filed numerous motions to limit evidence and claims, in part based on this ruling. The Company sought by such motions to limit significantly Jazz Photo’s damages claims. On July 29, 2004, the Court issued an order limiting the time period over which Jazz Photo can seek lost-profit damages, which effectively cut Jazz Photo’s lost-profit claim in half.
      The Judge had set trial for September 20, 2004. In early September, the Judge notified the parties that the trial date would be postponed to a date not earlier than January 10, 2005. Shortly before trial began, the Judge denied the motions for reconsideration, allowing Jazz’s treble damages claims to go forward, and denied the most significant of the Company’s motions to limit evidence. On the eve of trial, the Judge also permitted Jazz to assert claims for breach of an implied covenant of good faith and fair dealing and for fraudulent omission.
      The St. Paul Fire and Marine Insurance Co. (St. Paul) insured the Company under a primary commercial general liability policy. St. Paul has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. During 2004 and 2003, the Company recorded $1.4 million and $1.3 million, respectively of after-tax expenses in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by another primary carrier (CIGNA) and by its excess carrier (AIG). The disputes regarding coverage under both the primary and excess policies have been stayed pending resolution of the Jazz Photo litigation.
      Trial of the Jazz Photo v. Imation lawsuit commenced on January 10, 2005, before the Honorable Jose L. Linares, in the Federal District Court in Newark, New Jersey. The trial proceeded for approximately 4 weeks, at which time Jazz Photo had not yet concluded its case. On February 7, 2005, with facilitation by Judge Linares, a proposed settlement agreement was negotiated between the Company, its insurers, Fuji, and the Creditors Committee of Jazz Photo. The proposed settlement will resolve all claims in the Jazz Photo v. Imation lawsuit, as well as all claims in the related insurance coverage disputes described above. Jazz and its primary shareholders, the Benun family, opposed the proposed settlement. On February 16, 2005, at a hearing before the Honorable Morris Stern, the Bankruptcy Court approved the proposed settlement. Jack Benun has appealed that decision. Judge Stern has denied Mr. Benun’s motion that implementation of the settlement be stayed pending his appeal. On February 17, 2005, Judge Linares dismissed the jury and entered an order dismissing the Jazz Photo v. Imation action, subject to the right of either party to reopen the action if a settlement agreement is not consummated within 60 days. On February 28, 2005, Judge Linares entered an Order Clarifying his May 20, 2004 summary judgment order by ruling that all claims of Jazz Photo (Hong Kong) Limited (“Jazz Photo HK”) are dismissed with prejudice. Jazz Photo HK is a separate plaintiff in the action. Jazz Photo HK is in liquidation pursuant to an order of a Hong Kong bankruptcy court. Although certain details of the settlement are not yet finalized, the essential terms have been negotiated and approved. The Company is working diligently to finalize the settlement. Under the terms of the settlement, $25 million will be paid into an escrow account, of which the Company will pay $20.9 million and its insurers will pay $4.1 million. These funds would then be released to the Jazz Photo bankruptcy estate when specified conditions are met, including execution of a release agreement with Jazz Photo Corp. and either execution of a release agreement with Jazz Photo HK or exhaustion of appeal rights from the judgment against Jazz Photo HK dismissing its claims.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      As of March 7, 2005, there were 33,982,716 shares of the Company’s common stock, $0.01 par value (Common Stock), outstanding held by approximately 28,600 shareholders of record. The Company’s Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Board of Directors declared a dividend of $0.08 per share of Common Stock in February of 2004 and dividends of $0.10 per share of Common Stock in May, August and November 2004. The Company paid a total of $13.2 million in dividends to shareholders in 2004.
      The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on various exchanges.

	2004 Sales Prices		2003 Sales Prices

	High	Low	High	Low

First Quarter	$42.15	$34.30	$39.58	$34.21
Second Quarter	$44.20	$37.05	$38.41	$32.25
Third Quarter	$42.72	$30.60	$40.80	$32.65
Fourth Quarter	$38.00	$28.46	$35.78	$32.95
      Registrant Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
	Total		Total Number of	Maximum Number (or
	Number		Shares (or Units)	Approximate Dollar
	of	Average	Purchased as Part	Value) of Shares (or
	Shares	Price Paid	of Publicly	Units) that May Yet Be
	(or Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

October 1, 2004 — October 31, 2004	120,000	$31.22	120,000	4,066,813
November 1, 2004 — November 30, 2004	272,013	$32.26	272,013	3,794,800
December 1, 2004 — December 31, 2004	78,400	$31.57	78,400	3,716,400

Total	470,413	$31.88	470,413	3,716,400

      In 1997, the Company’s Board of Directors authorized the repurchase of up to six million shares of the Company’s Common Stock and in 1999 increased the authorization up to a total of 10 million shares available for repurchase as of that date. This program was announced on February 4, 1997 and the increased authorization was announced on January 26, 1999. On August 4, 2004, the Company’s Board of Directors increased the remaining authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. This increased authorization was announced on August 4, 2004 and has no expiration date.

Item 6.	Selected Financial Data.
Selected Consolidated Financial Data*

	2004	2003	2002	2001	2000

	(In millions, except employee and per share data)
Statement of Operations Data:
Net revenues	$1,219.3	$1,163.5	$1,066.7	$1,119.3	$1,171.3
Gross profit	299.9	334.7	327.8	335.4	339.0
Selling, general and administrative	163.9	166.3	176.9	232.0	312.7
Research and development	56.9	57.0	50.6	62.1	64.1
Litigation	—	(1.0)	(6.4)	—	—
Restructuring and other	25.2	(0.7)	(4.0)	48.0	21.8
Gain on sale of color proofing and color software business	—	(11.1)	—	(1.9)	—
Loan impairment	—	4.6	—	—	—
Operating income (loss)	53.9	119.6	110.7	(4.8)	(59.6)
Income (loss) from continuing operations before cumulative effect of accounting change	42.3	81.8	73.2	(0.8)	(8.7)
Cumulative effect of accounting change	—	—	—	—	(3.4)
Net income (loss)	29.9	82.0	75.1	(1.7)	(4.4)
Earnings (loss) per common share from continuing operations before cumulative effect of accounting change:
Basic	1.21	2.30	2.09	(0.02)	(0.25)
Diluted	1.19	2.25	2.05	(0.02)	(0.25)
Net earnings (loss) per common share
Basic	0.85	2.31	2.15	(0.05)	(0.13)
Diluted	0.84	2.26	2.11	(0.05)	(0.13)
Balance Sheet Data:
Working capital	$510.8	$541.2	$532.2	$409.7	$395.1
Cash and equivalents(1)	397.1	411.4	474.7	389.8	269.7
Inventories	131.3	159.4	139.0	130.3	141.2
Property, plant and equipment, net	214.4	226.5	181.5	171.2	200.7
Total assets	1,110.6	1,172.8	1,119.9	1,053.7	987.6
Long-term debt	—	—	—	—	—
Total liabilities	323.8	352.5	381.4	398.0	325.4
Total shareholders’ equity	786.8	820.3	738.5	655.7	662.5
Other Information:
Current ratio	2.9	2.8	2.7	2.2	2.4
Days sales outstanding(2)	45	46	43	48	48
Days of inventory supply(2)	53	71	70	67	63
Return on average assets(3)	2.6%	7.1%	6.7%	(0.1)%	(0.8)%
Return on average equity(3)	3.7%	10.5%	10.5%	(0.1)%	(1.3)%
Dividends per common share	$0.38	$0.24	$—	$—	$—
Capital expenditures	35.8	75.1	42.6	47.0	50.5
Number of employees(4)	2,550	2,800	2,800	3,400	4,300

*	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional information regarding the financial information presented in this table.

(1)	Certain of the Company’s funds are invested in active cash management and are thus classified in other current assets or other assets depending on remaining maturity. These amounts represent $42.5 million as of December 31, 2004 and $13.4 million as of December 31, 2003 in addition to the above cash and equivalents.

(2)	These operational measures, which the Company regularly uses, are provided to assist in the investor’s further understanding of the Company’s operations. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable balance. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months expressed in days. 2002 excludes the impact of the North American digital solutions and services business, which was sold on August 30, 2002. 2001 excludes the impact of the color proofing and color software business, which was sold on December 31, 2001.

(3)	Return percentages are calculated using income (loss) from continuing operations before cumulative effect of accounting change.

(4)	Years prior to 2002 include employees of subsequently discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
Overview
      Imation is a global technology development, manufacturing, sourcing and distribution company that derives revenue and profits primarily from the sale of removable data storage media products to both consumers and businesses. These products range from floppy diskettes, recordable CDs and DVDs, solid state removable flash memory, and tape cartridges used in small and medium businesses to high capacity tape cartridges used in large automated tape silos in a data center environment. These products are sold in the U.S. and in over 100 other countries, and approximately 58 percent of the Company’s revenues for 2004 came from outside the U.S. The Company also has a Specialty Papers business, representing approximately four percent of revenues for 2004, which manufactures and distributes carbonless paper for use in the creation of multi-part business forms.
      The data storage market presents attractive growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, ongoing and variable price erosion, diverse distribution channels, and a large variety of formats for both tape and optical products. During the second quarter of 2004, price competition for recordable optical products was unusually strong. This resulted from increased supply as significant additional manufacturing capacity in Asia came on line, coupled with softer than expected demand for the Company’s products principally in the U.S. and Europe. Price reductions in optical products moderated somewhat during the second half of 2004, but the Company experienced softer than expected demand for certain of its magnetic tape products. In the fourth quarter of 2004, demand for magnetic tape products returned to more normal levels.
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
      While the demand for data storage media continues to grow at a modest rate, the highest revenue growth opportunities include newer tape formats in semi-proprietary or open system environments, recordable optical discs, which currently are more consumer oriented products, and removable flash memory. These higher revenue growth opportunities provide revenue streams that are, as a rule, at lower gross profit margins than the Company’s historical gross margins on the magnetic media businesses.

      The Company’s strategy is to take advantage of these growth opportunities by establishing strategic sourcing, brand distribution, and licensing arrangements and by implementing a relatively flat and efficient operating structure. For example, while the Company has intellectual property, patents and know-how in optical media, it sources products from third party manufacturers. As a result, the Company’s business is a combination of a manufacturer and a brand distributor. This strategy can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenues. Further, the Company launched various restructuring activities in 2004 to simplify structure, improve decision making speed and lower overall operating costs. In addition, the Company has also launched a program implementing lean enterprise principles throughout the Company, starting in manufacturing and critical business processes. The emphasis of lean enterprise principles is speed, quality and competitive cost across all key functions and processes.
Results of Operations
      On August 30, 2002, the Company consummated the sale of its North America Digital Solutions and Service business to DecisionOne Corporation (DecisionOne). These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Unless otherwise noted, the following discussion of results of operations refers to continuing operations only.
      The following table sets forth the percentage relationship to revenue of certain items in the Company’s Consolidated Statements of Operations for the years indicated.

				Percentage of dollar increase
Percentage of revenue				(decrease)

2004	2003	2002		2004 vs 2003	2003 vs 2002

100.0%	100.0%	100.0%	Net revenues	4.8%	9.1%
24.6	28.8	30.7	Gross profit	(10.4)	2.1
13.4	14.3	16.6	Selling, general and administrative expenses	(1.4)	(6.0)
4.7	4.9	4.7	Research and development expenses	(0.2)	12.6
—	(0.1)	(0.6)	Litigation expenses	n/m	n/m
2.1	(0.1)	(0.4)	Restructuring and other expenses	n/m	n/m
—	(0.9)	—	Gain on sale of color proofing and color software business	n/m	n/m
—	0.4	—	Loan impairment charge	n/m	n/m
4.4	10.3	10.4	Operating income	(54.9)	8.0
0.1	(0.2)	(0.2)	Non-operating (income) expense, net	n/m	n/m
3.5	7.0	6.9	Income from continuing operations	(48.3)	11.7

n/m: not meaningful

Net Revenues
      Net revenues in 2004, 2003, and 2002 were $1,219.3 million, $1,163.5 million and $1,066.7 million, respectively. Net revenues increased 4.8 percent in 2004 over 2003 compared to a 9.1 percent increase in 2003 over 2002. The revenue increases in 2004 and 2003 were driven by growth in the DS&IM segment and specifically in optical products, including the impact of the Company’s Global Data Media (GDM) joint venture. DS&IM was approximately 96 percent of net revenues in 2004 and 95 percent of net revenues in 2003 and 2002 (see discussion of DS&IM results in the Performance by Segments section). Approximately 58 percent, 54 percent and 49 percent of the Company’s net revenues in 2004, 2003, and 2002, respectively, were from sales outside the U.S.

Gross Profit
      Gross profit for 2004, 2003, and 2002 was $299.9 million or 24.6 percent of revenues, $334.7 million or 28.8 percent of revenues, and $327.8 million or 30.7 percent of revenues, respectively. Gross profit dollars decreased in 2004 by $34.8 million from 2003 while gross profit dollars increased $6.9 million from 2002 to 2003.

      The 4.2 percentage point decrease in gross profit margin as a percent of revenues for 2004 over 2003 was due to a higher proportion of lower gross margin products in the overall sales mix, in line with the Company’s strategy, as noted in the Overview above. Two other factors negatively impacting gross profit margins in 2004 were $9 million of inventory related charges and start up costs related to the Company’s new coating facility in Weatherford, Oklahoma. The inventory related charges were driven by competitive market pricing during the second quarter of 2004 which caused inventory valuation write-downs of $6 million (recorded as cost of goods sold) and price protection payments of $3 million (recorded as reductions of revenues) made in order to expand and retain certain retail business. The start up costs were incurred as costs were added ahead of the commencement of production and scale-up of production on the Company’s new coater. The Company is pleased with recent progress made in terms of production output on the Company’s new coater.
      The 1.9 percentage point decrease in gross profit margin as a percent of revenues for 2003 over 2002 was due to a higher proportion of lower gross margin products in the overall sales mix as the Company drove operating earnings growth through its strategic growth initiatives, in line with the Company’s strategy, as noted in the Overview above.

Selling, General and Administrative Expenses (SG&A)
      In 2004, 2003, and 2002, SG&A expenses were $163.9 million or 13.4 percent of revenues, $166.3 million or 14.3 percent of revenues, and $176.9 million or 16.6 percent of revenues, respectively. The decrease in SG&A as a percent of revenues in both 2004 and 2003 was primarily due to the Company’s continued focus on controlling spending and implementing an efficient cost structure in all geographic areas as well as the result of the revenue growth initiatives within DS&IM which increased revenues without adding SG&A expenses, all of which is in line with the Company’s strategy, as noted in the Overview above.

Research and Development Expenses
      Research and development expenses in 2004, 2003, and 2002 were $56.9 million, $57.0 million, and $50.6 million, respectively. Research and development expenses in 2004 as compared to 2003 were essentially flat, while the $6.4 million increase in 2003 as compared to 2002 related to investments in emerging new data storage format areas.

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

Restructuring and Other
      The components of the Company’s restructuring and other charges are as follows:

	2004	2003	2002

	(In millions)
Asset impairments	$6.1	$—	$0.4
Severance and other	19.1	(0.7)	(4.4)

Total	$25.2	$(0.7)	$(4.0)

      In 2004, the Company recorded net severance and other charges of $19.1 million to simplify structure, improve decision making speed and lower overall operating costs. The charges include the related costs for employee separation programs related to a headcount reduction of approximately 540 employees, of which 280 related mainly to the Tucson, Arizona production facility which is planned to be closed in 2005 and the remainder of 260 related to the restructuring program announced in the fourth quarter of 2004. The Company also recognized asset impairment charges of $6.1 million mainly related to the decision to discontinue various product development strategies as development efforts were focused on fewer projects.

      In addition to the restructuring charges recorded in 2004, the Company will be incurring additional costs related to the Tucson facility closing, such as scale-up costs at other facilities, and equipment and employee relocation. These costs will be generally expensed as incurred, and are estimated to total between $4 and $6 million, the majority of which will be incurred during 2005. The Tucson facility closing is expected to result in ongoing earnings and cash flow benefits commencing in 2006. During the transition period, through the end of 2005, the benefits will be largely offset by the implementation costs, however, in any given quarterly period there may be differences between the benefits and implementation costs. The estimated annualized savings from the Company’s other restructuring activities in 2004 is expected to be $25 to $30 million, mainly in selling, general and administrative expenses, research and development expenses and cost of goods sold, however, a portion of these savings will be offset by increases in other costs.
      In 2003, the Company recorded a $0.7 million benefit for the reversal of previously recorded charges due to lower than expected costs of restructuring (see Note 5 to the Consolidated Financial Statements). This restructuring adjustment, as well as the adjustment discussed in the next paragraph, was made as part of the Company’s regular practice of reviewing its recorded restructuring reserves quarterly and making adjustments as necessary to reflect management’s best estimate of costs remaining for each restructuring program.
      In 2002, the Company recorded a $4.0 million net benefit in restructuring and other charges. Adjustments to previously recorded restructuring reserves of $5.8 million were offset by new charges of $1.8 million. Part of the adjustment was related to the Company’s DSS businesses in Europe and was primarily due to lower than estimated employee separation costs as well as recognition of pension-related benefits that can only be recorded under the applicable accounting standards when the employees are separated. The new charges related to the realignment of the Storage Professional Services organization within the Company’s DS&IM business segment. The charges include asset impairments of $0.4 million, exit costs and $0.4 million for employee separation programs related to headcount reduction of approximately 15 employees.
      During 2004, 2003 and 2002, the Company made cash payments of approximately $2.8 million, $5.3 million, and $22.3 million, respectively, related to its restructuring programs. The Company expects to make payments of approximately $16 million related primarily to headcount reductions in 2005 to complete its 2004 restructuring programs (see Note 5 to the Consolidated Financial Statements).

Gain on Sale of Color Proofing and Color Software Business
      In 2003, the Company recorded an $11.1 million gain primarily related to outstanding transition services payments for the color proofing and color software business sold in 2001 (see Note 3 to the Consolidated Financial Statements).

Loan Impairment
      In 2003, the Company recorded a $4.6 million impairment of a loan from a contract manufacturer (see Note 15 to the Consolidated Financial Statements).

Operating Income
      Operating income for 2004, 2003, and 2002 was $53.9 million, $119.6 million, and $110.7 million, respectively. As a percent of revenues, operating income for 2004, 2003, and 2002 was 4.4 percent, 10.3 percent, and 10.4 percent, respectively. Operating income in each year was driven by the factors discussed above, including the items included in Litigation, Restructuring and Other, Gain on Sale of Color Proofing and Color Software Business, and Loan Impairment.

Non-Operating Income/ Expense
      Non-operating expense was $0.7 million in 2004 compared to non-operating income of $2.5 million and $1.9 million in 2003 and 2002, respectively. Interest income of $5.1 million in 2004, $5.9 million in 2003, and $8.4 million in 2002, declined in 2004 and 2003 due to lower short-term interest rates. Other non-operating expenses in 2004 included foreign currency transaction losses of $2.9 million and in 2002 included a $3.0 million write-off of an equity investment. The Company utilizes certain financial instruments to manage risks associated with foreign currency risks (see Item 7A to this Form 10-K and Note 8 to the Consolidated Financial Statements).

Income Tax
      The Company’s effective tax rate was 20.5 percent, 33.0 percent, and 35.0 percent for 2004, 2003, and 2002, respectively, as discussed in Note 6 to the Consolidated Financial Statements. The tax rate in 2004 was impacted by a one-time tax benefit of $4.1 million associated with the favorable resolution of a European tax matter and lower taxable income in the United States in part due to restructuring and other charges incurred during the year. As of December 31, 2004 and 2003, the Company had net deferred tax assets of $72.0 and $74.6 million, respectively. The recoverability of the Company’s net deferred tax assets is primarily dependent upon generation of future taxable income in the U.S. The Company believes that it will generate sufficient future taxable income to recover the Company’s recorded net deferred tax assets.

Income from Continuing Operations
      Income from continuing operations in 2004 was $42.3 million, or $1.19 per diluted share, in 2003 was $81.8 million, or $2.25 per diluted share, and in 2002 was $73.2 million, or $2.05 per diluted share. The decrease in 2004 and the increase in 2003 are due to changes in operating income as discussed above.

Income (Loss) from Discontinued Operations
      The Company incurred a loss from discontinued operations net of tax of $12.4 million in 2004 and income from discontinued operations net of tax of $0.2 million and $1.9 million in 2003 and 2002, respectively. The loss in 2004 related primarily to the settlement of the Jazz Photo litigation which is described in Item 3 to this Form 10-K and Note 16 to the Consolidated Financial Statements.

Net Income
      Net income in 2004 was $29.9 million or $0.84 per diluted share, in 2003 was $82.0 million, or $2.26 per diluted share, and in 2002 was $75.1 million, or $2.11 per diluted share. The decrease in 2004 and the increase in 2003 are due to changes discussed above in both continuing and discontinued operations.
Performance By Geographic Area
      Approximately 58 percent, 54 percent, and 49 percent of the Company’s net revenues in 2004, 2003, and 2002, respectively, were from sales outside the U.S. U.S. revenues totaled $517.6 million, $532.7 million, and $546.7 million in 2004, 2003, and 2002, respectively. International revenues were $701.7 million, $630.8 million, and $520.0 million in 2004, 2003, and 2002, respectively. The shift in revenues from the U.S. to international was driven by strong growth in Asia and Latin America as well as the launch in 2003 of GDM, the Company’s joint venture with Moser Baer India (MBI). Favorable currency rates also benefited international revenues. See Performance by Segments below for additional information as well as Note 11 to the Consolidated Financial Statements.
Performance by Segments
      The Company’s businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segments, whose results are discussed below, are Data Storage and Information Management, Specialty Papers, and Digital Solutions and Services. Additional financial information regarding business segments appears in Note 11 to the Consolidated Financial Statements.

Data Storage and Information Management (DS&IM)
      DS&IM net revenues were $1,173.7 million, $1,110.6 million, and $1,003.9 million in 2004, 2003, and 2002, respectively. The 5.7 percent increase in 2004 was driven by a volume increase of approximately 16 percent and foreign currency benefit of approximately three percent, partially offset by price declines of approximately 13 percent. The 10.6 percent increase in 2003 was driven by a volume increase of approximately 16 percent and foreign currency benefits of approximately five percent, partially offset by price declines of approximately 10 percent. In both 2004 and 2003, volume growth was especially strong in the Company’s existing optical media products and optical media sales through its joint venture, GDM. Optical media growth was strong in both CD and DVD related formats.

      Operating income was $71.8 million, $104.7 million, and $99.2 million in 2004, 2003, and 2002, respectively. Operating income declined in 2004 because of lower gross margins caused by competitive market pricing mainly on CD and DVD products and start up costs at the new tape coating facility at the Company’s Weatherford, Oklahoma plant site. The operating income improvement in 2003 was driven by improved performance in optical related products. Currency exchange rate benefits also contributed to the improvement in 2003.

Specialty Papers
      Specialty Papers net revenues were $45.6 million, $52.9 million, and $53.1 million in 2004, 2003, and 2002, respectively. Revenues declined $7.3 million in 2004 due to the loss of two major customers. Revenues from 2002 to 2003 were essentially unchanged.
      Operating income was $5.7 million, $6.9 million, and $7.2 million in 2004, 2003, and 2002, respectively. Operating income declined in 2004 due to the loss of two major customers. Operating income from 2002 to 2003 was relatively unchanged.

Digital Solutions and Services (DSS)
      Due to the presentation of the North America DSS business as discontinued operations, the results of this segment relate only to the DSS businesses outside of North America. DSS net revenues were $9.5 million and the operating loss was $4.0 million in 2002. All DSS business in regions outside of North America were closed or sold by the end of the third quarter of 2002.
Financial Position
      As of December 31, 2004, the Company’s cash and equivalents balance was $397.1 million, a decrease of $14.3 million compared to December 31, 2003. The Company also has other investments, which totaled $42.5 million and $13.4 million as of December 31, 2004 and 2003, respectively related to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets or other assets depending on the time remaining to maturity. The accounts receivable days sales outstanding was 45 days as of December 31, 2004, compared to 46 days as of December 31, 2003. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable. The Company had 53 days of inventory supply on hand as of December 31, 2004 compared to 71 days as of December 31, 2003. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The Company reduced inventories during 2004 as it focused on inventory management during the latter part of the year. There are, however, a few areas in which the Company expects some inventory increases in 2005, especially in optical and mid-range tape products.
      The increase of $5.8 million in other current assets to $76.6 million as of December 31, 2004 from $70.8 million as of December 31, 2003 was driven by several factors. Short-term investments related to the Company’s cash investments discussed above increased by $18.1 million and the current deferred tax assets increased by $10.6 million. These increases were partially offset by decreases related to finalizing the purchase of certain assets of EMTEC Magnetics GmbH (EMTEC) and the release of funds from escrow to pay for the acquisition (see Note 17 to the Consolidated Financial Statements) which generated a similar increase in other assets. The decreases in other current assets also included the result of $4.4 million received from the collection of a receivable related to the settlement reached in January 2004 for outstanding transition services payments for the color proofing and color software business sold in 2001.
      Other assets were $110.2 million as of December 31, 2004 compared to $107.9 million as of December 31, 2003. This increase was primarily caused by finalizing the purchase of EMTEC and the purchase of cash investments as described above, partially offset by a reduction of deferred tax assets of $13.1 million.
      Other current liabilities were $135.3 million as of December 31, 2004 compared to $126.7 million as of December 31, 2003. The increase was caused by the liability of $25.0 million established as of December 31, 2004 related to the settlement of the Jazz Photo litigation and by an increase in the restructuring liability (see Note 5 to the

Consolidated Financial Statements). These increases were partially offset by a decrease caused by a reduction of income taxes payable due primarily to lower pre-tax income.
Liquidity and Capital Resources
      Cash provided by operating activities was $128.1 million in 2004. The major driver was net income as adjusted for non-cash items of $122.3 million plus cash provided by working capital changes of $7.1 million. Net income as adjusted for significant non-cash items includes net income of $29.9 million adjusted for depreciation and amortization of $46.3 million, restructuring and other charges of $25.2 million (see Note 5 to the Consolidated Financial Statements) and a pre-tax charge of $20.9 million associated with the settlement of the Jazz Photo litigation. Several factors impacted working capital changes including decreases in inventory and receivables providing working capital of $31.2 million and $21.0 million, respectively, offset by decreases in accounts payable and accrued payroll and other current liabilities using working capital of $17.3 million and $38.7 million, respectively. The Company generated strong cash from operating activities even though net income was down from the prior two years. This was due to the non-cash charges and improvements in working capital.
      Cash provided by operating activities was $81.0 million in 2003. The major driver was net income as adjusted for non-cash items of $132.4 million, offset by other working capital usages of $37.0 million. Net income as adjusted for significant non-cash items includes net income of $82.0 million adjusted for depreciation and amortization of $39.0 million and deferred income taxes of $19.6 million, less restructuring, litigation, and other special items of $8.2 million (see Notes 5, 15 and 16 to the Consolidated Financial Statements). The working capital changes in 2003 were driven by payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million, a $13.2 million increase in inventory primarily related to growth in the Company’s optical business, the Company’s settlement with Kodak resulting in a net $7.2 million usage of cash (see Note 3 to the Consolidated Financial Statements) and payments related to restructuring programs of $5.3 million. The establishment and growth in the Company’s joint venture with Moser Baer India, GDM, whose financial statements are consolidated into the Company’s financial statements, increased total accounts receivable by $22.1 million and accounts payable by $30.7 million. GDM is the Company’s 51 percent owned joint venture with MBI created to sell optical products. The overall increase in accounts receivable of $47.7 million (including GDM) was nearly offset by an increase in accounts payable of $42.9 million (including GDM), both primarily driven by optical growth.
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
      Cash used in investing activities was $62.3 million in 2004, as compared to $129.6 million in 2003 and $43.5 million in 2002. Capital spending totaled $35.8 million, $75.1 million, and $42.6 million in 2004, 2003, and 2002, respectively (capital expenditures by business segment are shown in Note 11 to the Consolidated Financial Statements). The large increase in capital spending in 2003 was related to the installation of a new tape coating line at the Company’s Weatherford, Oklahoma plant site. The new tape coating line was in operation by the end of 2004.
      The Company also purchased other investments which totaled $30.3 million ($41.7 million of purchases net of maturities of $11.4 million) in 2004 and $15.1 million in 2003, related mainly to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets or other assets depending on the time remaining to maturity. Investing activities in 2003 also included usages of $20.5 million associated mainly with the Exabyte brand distribution agreement and $15.0 million associated with the purchase of certain assets of EMTEC. Investing activities in 2004 and 2002 also included the proceeds from the sale of the North

America DSS business of $3.0 million and $5.0 million, respectively. The $3.0 million received in 2004 related to contingent consideration received on the sale (see Note 3 to the Consolidated Financial Statements).
      Cash used in financing activities was $85.2 million in 2004, as compared to $16.3 million in 2003 and $1.2 million in 2002. Cash usages in 2004 were driven by share repurchases of $90.5 million and dividend payments of $13.2 million, offset by cash inflows of $18.5 million related to the exercise of stock options. Cash usages in 2003 were driven by share repurchases of $20.0 million, dividend payments of $8.5 million and repayment of short-term debt of $4.5 million, offset by cash inflows of $12.2 million related to the exercise of stock options. Cash usages in 2002 were driven by share repurchases of $9.9 million and repayment of short-term debt of $8.5 million, offset by cash inflows of $13.4 million related to the exercise of stock options.
      As of December 31, 2004 and 2003, the Company does not have any debt outstanding. In December 2003, the Company entered into a Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. A utilization fee ranging from zero to 0.25 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to materially restrict its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of December 31, 2004 and the Company was in compliance with all covenants under the Credit Agreement.
      In addition, certain international subsidiaries have arranged borrowings locally outside of the Credit Agreement discussed above. As of December 31, 2004 and 2003, there were no borrowings outstanding under such arrangements.
      In 1997, the Company’s Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock and in 1999 increased that authorization up to a total of 10 million shares available for repurchase as of that date. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the remaining share repurchase authorization of 1.8 million as of June 30, 2004, to a total of six million shares. During 2004, 2003, and 2002, the Company repurchased approximately 2.7 million shares, 0.6 million shares, and 0.4 million shares, respectively. As of December 31, 2004, the Company had repurchased 10.5 million shares since January 1, 1999 under these authorizations and held, in total, 9.2 million shares of treasury stock acquired at an average price of $24.66 per share.
      The Company contributed $14.4 million to its defined benefit pension plans during 2004. Based on this funding as well as improved overall market performance on plan assets, the Company ended 2004 with an aggregate unfunded status of these plans of $19.5 million, an improvement from the $25.5 million aggregate unfunded status at the end of 2003. The Company expects pension contributions to be in the range of $10 to $15 million in 2005, depending on asset performance and interest rates. The Company estimates that it has only minimal pension contributions required by statute for 2005.
      The Company’s liquidity needs in 2005 include the following: capital expenditures targeted to be approximately $35 million; a litigation payment of $21 million associated with the settlement of the Jazz Photo litigation (see Note 16 to the Consolidated Financial Statements); payments related to restructuring of approximately $16 million; pension funding of approximately $10 to $15 million; operating lease payments of approximately $13 million (see Note 9 to the Consolidated Financial Statements); and any amounts associated with the repurchase of common stock under the authorization discussed above or any dividends that may be paid upon approval of the Board of Directors. The Company expects that cash and equivalents, together with cash flow from operations and availability of borrowings under its current and future sources of financing, will provide liquidity sufficient to meet these needs and operate the Company.

Off-Balance Sheet Arrangements
      Other than the operating lease commitments discussed in Note 9 to the Consolidated Financial Statements, the Company is not using off-balance sheet arrangements, including special purpose entities, nor does it have any contractual obligations or commercial commitments with terms greater than one year, that would significantly impact its liquidity.
Summary of Contractual Obligations

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	30.0	12.7	15.9	1.4	—
Purchase obligations(1)	65.6	60.2	0.9	4.5	—
Other long-term liabilities(2)	48.6	—	1.8	1.6	4.4

(1)	The majority of the purchase obligations consist of 90-day rolling estimates. Each month, the Company provides various suppliers with rolling forecasts of the Company’s demand for products for the next three months. The forecasted amounts are generally binding on the Company as follows: 100% for the first month, 75% for the second month, and 50% for the third month.

(2)	Except for the sale-leaseback payments recorded in long-term liabilities, timing of payments for the vast majority of the remaining long-term liabilities, primarily consisting of pension and other post retirement benefit liabilities, cannot be reasonably determined.
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
      The Company believes the following critical accounting policies are affected by significant judgements and estimates used in the preparation of its consolidated financial statements:
      Income Tax Accruals and Valuation Allowances — When preparing the consolidated financial statements, the Company is required to estimate the income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred.
      Tax law requires certain items to be included in the Company’s tax return at different times than the items are reflected in the results of operations. As a result, the annual effective tax rate reflected in the results of operations is different than that reported on the tax return (i.e., the cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in the Company’s tax return, and some differences reverse over time, such as depreciation expense on capital assets. These timing differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the expense has already been recorded in the statements of operations. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, a valuation allowance must be established against those deferred tax assets. Due to uncertainties related to the Company’s ability to utilize some portion of its deferred tax assets, a valuation allowance of $11.8 million has been recorded as of December 31, 2004, resulting in a net deferred tax asset of $72.0 million. Deferred tax liabilities generally represent items for which a deduction has already been taken in the tax return, but the items have not been recognized as expense in the results of operations. Significant judgment is required in evaluating tax positions, and in determining the provision for income taxes, as well as deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets.
      The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and the Company may ultimately not prevail in defending those positions. The reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest. These reserves relate to various tax years subject to audit by taxing authorities. The Company believes that the current tax reserves are adequate, and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from current estimates and assumptions and could impact the provision for income taxes reflected in the consolidated statements of operations. Unfavorable settlement of any particular issue would likely require the use of cash. Favorable resolution could result in reduced income tax expense in our consolidated statements of operations in the future.
      Litigation — Management’s current estimated range of liability related to pending litigation is based on claims for which the Company can estimate the amount or range of loss. Based upon information presently available, management believes that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2004 would not be material to the Company’s financial position. As additional information becomes available, potential liability related to pending litigation will be assessed and estimates will be revised as necessary. The Company’s most significant litigation matter relates to Jazz Photo, which is described in Item 3 to this Form 10-K and Note 16 to the Consolidated Financial Statements.
      Excess Inventory and Obsolescence Accruals — The Company writes down its inventory for estimated excess and obsolescence to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, adjustments to these reserves may be required. As of December 31, 2004, the excess inventory and obsolescence accruals were $11.5 million.
      Rebates — The Company maintains an accrual for customer rebates which totaled $32.9 million as of December 31, 2004. This accrual requires a program by program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.
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
      The Company’s pension obligations and net periodic pension cost are dependent on various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, and other factors. These rates vary by plan and are set forth in Note 12 to the Consolidated Financial Statements. The discount rate assumptions are based on current investment yields on high quality fixed income investments. The Company’s salary growth assumptions reflect long-term actual experience as well as the future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment, as well as target asset allocations. Actual results that differ from the Company’s assumptions are accumulated and amortized over the estimated future working life of the plan participants.
Recently Issued Accounting Standards
      In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005, which is the beginning of the Company’s third quarter. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.
      In March 2004, the FASB issued Emerging Issues Task Force (EITF) No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable ones have been adopted for the Company’s year-end 2004. The Company will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.
      In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company has started an evaluation of the effects of the repatriation provision. Preliminary indications suggest that the impacts of this provision will not provide a tax benefit to the Company, however, the Company does not expect to finalize its evaluation of this matter until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $90 million. The Company is therefore currently unable to reasonably estimate the tax effect of a possible remittance.
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
      The following statements are based on the Company’s current outlook for fiscal year 2005, subject to the risks and uncertainties described below in “Risk Factors:”

•	Total company revenue growth for the full year 2005 is targeted to range between three and five percent or to a range from $1.26 billion to $1.28 billion.

•	Full year 2005 operating income is targeted to range between $87 million and $92 million. In 2004, the Company reported operating income of $53.9 million including charges of $25.2 million from restructuring and other charges. Thus, full year 2005 operating income is estimated to grow between 10 and 16 percent over the $79.1 million as adjusted to eliminate the 2004 restructuring and other items.

•	The first quarter of 2004 had strong revenue and earnings and as a result, first quarter of 2005 will likely be down from 2004 levels for both revenue and earnings.

•	Fully diluted EPS, on a 35 percent tax rate, is targeted between $1.75 and $1.82 for the full year 2005.

•	Capital spending is targeted to be approximately $35 million for the full year 2005.

•	Depreciation and amortization is targeted to be in the range of $40 to $45 million for the full year 2005.
      The impact of restructuring and other charges, as described above, is provided solely to assist an investor’s understanding of the impact of these items on the comparability of the Company’s operations. This information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America.
      Certain information contained in this report which does not relate to historical financial information, including the Company’s outlook for fiscal year 2005, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected.
Risk Factors
      Due to significant risks and uncertainties which exist even in the most stable economic environment, the Company cannot predict, with certainty, the operating results for future periods. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinions or statements expressed with respect to future periods are the following:
      Competitive Industry Conditions — The Company operates in a highly competitive environment. The Company’s competitors are both larger and smaller than the Company in terms of resources and market share. The marketplaces in which the Company operates are generally characterized by rapid technological change, frequent new product introductions, a variety of distribution channels, relatively large and aggressive marketing efforts, and aggressive pricing practices, which result in ongoing and variable price erosion.
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
      Pricing — Price competition is a characteristic factor in the data storage removable media markets. Price pressure is expected to occur across the portfolio of products, but varies in intensity by specific product and region and can fluctuate from period to period. Financial results in any given period can be impacted by the intensity of price pressure on a specific product set, the size of the market in which intensified pricing occurs, and the amount of impacted revenue relative to the Company’s overall revenue mix.
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
      Manufacturing and Product Quality — The Company’s success depends upon the ability to manufacture and deliver products to our customers at acceptable quality, volume and cost levels. The manufacture of the Company’s products involves complex and precise processes requiring production in highly controlled and clean environments. If not managed effectively, changes in the Company’s manufacturing processes could significantly hurt the Company’s ability to meet its customers’ product volume and quality needs at acceptable costs. Even within a cleanroom environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. Further, existing manufacturing techniques as well as the Company’s new coating facility at its Weatherford, Oklahoma plant may not achieve the Company’s volume and cost targets. In these cases, new manufacturing processes and techniques will need to be developed to achieve the targets and lower manufacturing costs.
      Availability and Pricing of Purchased Products, Raw Materials and Energy — The Company makes significant purchases of finished products, raw materials, and energy from many domestic and foreign sources. While the Company is presently able to obtain sufficient purchased products, raw materials, and energy to meet its needs, no assurances can be given that such availability at acceptable pricing levels will be available in the future. Further, for optical, flash and certain magnetic products, the Company must source and deliver finished goods at competitive prices. In addition, some critical raw materials have a limited number of suppliers, as discussed in Raw Material and Other Purchased Products in Item 1 of this Form 10-K. If the Company is unable to continue to obtain critical purchased products, raw materials, or energy, the Company may incur a material adverse impact on its business and financial results.
      Moser Baer Relationship — In 2003, the Company entered into a series of agreements with Moser Baer India Ltd. (MBI) that established MBI as a significant, non-exclusive source for Imation’s optical media products and created a joint venture marketing company for optical media products, Global Data Media (GDM). Imation holds a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder, Imation consolidates the results of the joint venture in its financial statements. The Company’s current outlook is dependent, among other things, upon its ability to achieve the expected benefits in a timely manner from the MBI relationships, including the GDM joint venture.
      International Operations and Foreign Currency — The Company sells products in more than 100 countries outside the United States. International operations, which comprised approximately 58 percent of the Company’s revenues in 2004, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures, and local participation in operations such as local equity ownership and workers’ councils. In addition, the Company’s business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates. See Quantitative and Qualitative Disclosures About Market Risk in Item 7A in this Form 10-K for additional information on foreign currency.
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
      Retention of Key Talent and Employees — The Company operates in a highly competitive market for key talent and employees. While the Company believes it is presently able to retain key talent and employees, no assurances can be given that this situation will continue. If the Company is unable to retain its key talent and employees, the Company may incur a material adverse impact on its business and financial results.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The Company is exposed to various market risks including volatility in foreign currency exchange rates, commodity price changes, and credit risk. International operations, which comprised approximately 58 percent of the Company’s revenues in 2004, may be subject to various risks that are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures, and local participation in operations such as local equity ownership and workers’ councils.
      The Company’s foreign currency hedging policy attempts to manage some of the foreign currency risks over near term periods; however, these risk management activities cannot assure that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant.
      The Company may, from time to time, utilize derivative financial instruments, including forward exchange contracts, options and swap agreements to manage certain of these exposures in accordance with established policies and procedures. Factors that could impact the effectiveness of the Company’s hedging include accuracy of revenue forecasts, volatility of the currency markets, and availability of hedging instruments. Although the Company attempts to utilize hedging to manage the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products or a weakening exchange rate against currencies in which the Company incurs costs, the Company’s revenues or costs are adversely impacted. The Company does not hold or issue derivative financial instruments for trading or speculative purposes and is not a party to leveraged derivative transactions. The utilization of derivatives and hedging activities is described more fully in Note 8 to the Consolidated Financial Statements.
      As of December 31, 2004, the Company had $176.2 million notional amount of foreign currency forward and option contracts of which $44.5 million hedged recorded balance sheet exposures. This compares to $182.6 million notional amount of foreign currency forward and option contracts as of December 31, 2003, of which $51.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2004 by $8.8 million.
      The Company’s exposure to commodity price changes relates primarily to certain manufacturing operations that utilize aluminum ingot and petroleum based products. The Company manages its exposure to changes in those prices through its procurement and sales practices. Significant unexpected increases in the price of or decreases in the supply of these products could have a material adverse impact on the Company’s business and financial results.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Imation Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Imation’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Imation management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective, in all material respects, based on those criteria.
      Imation’s independent registered public accounting firm has audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in the report appearing below.

Bruce A. Henderson	Paul R. Zeller
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
      We have completed an integrated audit of Imation Corp.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, MN
March 10, 2005

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In millions, except per share amounts)
Net revenues	$1,219.3	$1,163.5	$1,066.7
Cost of goods sold	919.4	828.8	738.9

Gross profit	299.9	334.7	327.8
Operating expenses:
Selling, general and administrative	163.9	166.3	176.9
Research and development	56.9	57.0	50.6
Litigation	—	(1.0)	(6.4)
Restructuring and other	25.2	(0.7)	(4.0)
Gain on sale of color proofing and color software business	—	(11.1)	—
Loan impairment	—	4.6	—

Total operating expenses	246.0	215.1	217.1
Operating income	53.9	119.6	110.7
Interest expense	0.6	1.3	1.1
Interest income	(5.1)	(5.9)	(8.4)
Other expense, net	5.2	2.1	5.4

Income from continuing operations before income taxes	53.2	122.1	112.6
Income tax provision	10.9	40.3	39.4

Income from continuing operations	42.3	81.8	73.2
Discontinued operations:
Income from operations of discontinued businesses, net of income taxes	—	—	3.0
Gain (loss) on disposal of discontinued businesses, net of income taxes	(12.4)	0.2	(1.1)

Income (loss) from discontinued operations	(12.4)	0.2	1.9
Net income	$29.9	$82.0	$75.1

Earnings (loss) per common share – basic:
Continuing operations	$1.21	$2.30	$2.09
Discontinued operations	(0.35)	0.01	0.06

Net income	$0.85	$2.31	$2.15

Earnings (loss) per common share – diluted:
Continuing operations	$1.19	$2.25	$2.05
Discontinued operations	(0.35)	0.01	0.06

Net income	$0.84	$2.26	$2.11

Weighted average basic shares outstanding	35.0	35.5	35.0

Weighted average diluted shares outstanding	35.6	36.3	35.6

Cash dividends paid per common share	$0.38	$0.24	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003

	(In millions, except
	share and per
	share amounts)
ASSETS
Current assets
Cash and equivalents	$397.1	$411.4
Accounts receivable, net	181.0	196.8
Inventories, net	131.3	159.4
Other current assets	76.6	70.8

Total current assets	786.0	838.4
Property, plant and equipment, net	214.4	226.5
Other assets	110.2	107.9

Total assets	$1,110.6	$1,172.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$128.2	$148.3
Accrued payroll	11.7	22.2
Other current liabilities	135.3	126.7

Total current liabilities	275.2	297.2
Other liabilities	48.6	55.3
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,041.7	1,037.3
Retained earnings	57.1	49.4
Accumulated other comprehensive loss	(85.1)	(97.6)
Unearned compensation	(1.7)	—
Treasury stock, at cost, 9.2 million and 7.5 million shares as of December 31, 2004 and 2003, respectively	(225.6)	(169.2)

Total shareholders’ equity	786.8	820.3

Total liabilities and shareholders’ equity	$1,110.6	$1,172.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Retained	Accumulated	Unearned
		Additional	Earnings	Other	ESOP Shares		Total
	Common	Paid-In	(Accumulated	Comprehensive	and Other	Treasury	Shareholders’
	Stock	Capital	Deficit)	Loss	Compensation	Stock	Equity

	(In millions, except share and per share amounts)
Balance as of December 31, 2001	$0.4	$1,030.3	$(93.4)	$(104.3)	$(6.6)	$(170.7)	$655.7
Amortization of unearned ESOP shares		0.9			3.8		4.7
Purchase of treasury stock (408,100 shares)						(9.9)	(9.9)
Exercise of stock options (592,401 shares)			(1.0)			14.4	13.4
Tax benefit from shareholder transactions		2.1					2.1
Comprehensive income:
Net income			75.1				75.1
Net change in cumulative translation adjustment				11.5			11.5
Minimum pension liability adjustments (net of income tax benefit of $7.0)				(13.0)			(13.0)
Cash flow hedging (net of income tax benefit of $0.6)				(1.1)			(1.1)

Comprehensive income							72.5

Balance as of December 31, 2002	0.4	1,033.3	(19.3)	(106.9)	(2.8)	(166.2)	738.5

Amortization of unearned ESOP shares		1.5			2.8		4.3
Purchase of treasury stock (585,000 shares)						(20.0)	(20.0)
Exercise of stock options (551,435 shares)			(4.8)			17.0	12.2
Tax benefit from shareholder transactions		2.5					2.5
Dividend payments ($0.24 per share)			(8.5)				(8.5)
Comprehensive income:
Net income			82.0				82.0
Net change in cumulative translation adjustment				10.7			10.7
Minimum pension liability adjustments (net of income tax provision of $1.9)				3.7			3.7
Cash flow hedging (net of income tax benefit of $1.8)				(5.1)			(5.1)

Comprehensive income							91.3

Balance as of December 31, 2003	0.4	1,037.3	49.4	(97.6)	—	(169.2)	820.3

Purchase of treasury stock (2,658,100 shares)						(90.5)	(90.5)
Exercise of stock options (807,836 shares)		(0.4)	(9.0)			27.9	18.5
Restricted stock grants (56,761 shares)		0.3			(1.7)	1.9	0.5
401(k) matching contribution (123,022 shares)		0.2				4.3	4.5
Tax benefit from shareholder transactions		4.3					4.3
Dividend payments ($0.38 per share)			(13.2)				(13.2)
Comprehensive income:
Net income			29.9				29.9
Net change in cumulative translation adjustment				5.0			5.0
Minimum pension liability adjustments (net of income tax provision of $1.9)				3.2			3.2
Cash flow hedging (net of income tax provision of $2.1)				4.3			4.3

Comprehensive income							42.4

Balance as of December 31, 2004	$0.4	$1,041.7	$57.1	$(85.1)	$(1.7)	$(225.6)	$786.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Cash Flows from Operating Activities
Net income	$29.9	$82.0	$75.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37.0	33.3	33.2
Amortization	9.3	5.7	5.5
Deferred income taxes	(1.5)	19.6	38.2
Restructuring, litigation, and other special items	25.2	(8.2)	(10.4)
Litigation settlement from discontinued operation	20.9	—	—
Other	0.2	(14.4)	5.2
Accounts receivable	21.0	(47.7)	20.5
Inventories	31.2	(13.2)	(7.5)
Other current assets	10.9	37.5	(4.1)
Accounts payable	(17.3)	42.9	12.0
Accrued payroll and other current liabilities	(38.7)	(56.5)	(46.9)

Net cash provided by operating activities	128.1	81.0	120.8
Cash Flows from Investing Activities
Capital expenditures	(35.8)	(75.1)	(42.6)
Purchase of intangible assets	—	(20.5)	(4.0)
Purchase of investments	(41.7)	(15.1)	—
Prepayment and restricted cash deposit related to planned asset purchase	—	(15.0)	—
Proceeds from sale of investments	11.4	—	—
Proceeds from sale of businesses	3.0	—	5.0
Other investing activities	0.8	(3.9)	(1.9)

Net cash used in investing activities	(62.3)	(129.6)	(43.5)
Cash Flows from Financing Activities
Net change in short-term debt	—	(4.5)	(8.5)
Purchase of treasury stock	(90.5)	(20.0)	(9.9)
Exercise of stock options	18.5	12.2	13.4
Dividend payments	(13.2)	(8.5)	—
Net proceeds from sale-leaseback	—	1.7	—
Decrease in unearned ESOP shares	—	2.8	3.8

Net cash used in financing activities	(85.2)	(16.3)	(1.2)
Effect of exchange rate changes on cash and equivalents	5.1	1.6	8.8

Change in cash and equivalents	(14.3)	(63.3)	84.9
Cash and equivalents — beginning of year	411.4	474.7	389.8

Cash and equivalents — end of year	$397.1	$411.4	$474.7

Non-cash investing activity:
Capital expenditures financed through accounts payable	$—	$5.0	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation

Background
      Imation Corp. (Imation or the Company), a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company (3M). The Company develops, manufactures, sources and markets magnetic and optical removable data storage products to information technology systems users. Through divestitures, the Company has exited substantially all of the non-data storage businesses from the spin-off (see Note 3) such that the data storage business constitutes approximately 96 percent of the Company’s net revenues for the year ended December 31, 2004.

Basis of Presentation
      On August 30, 2002, the Company closed on the sale of its Digital Solutions and Services (DSS) business in North America. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations for all periods presented. Discontinued operations also include expenses associated with the Jazz Photo Corp. (Jazz Photo) litigation (see Note 3). Also in 2002, the Company completed its process to close or sell all of its DSS businesses outside of North America as part of the Company’s 2001 restructuring program. In accordance with the transition guidance in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment of Long-Lived Assets, the results of operations for the DSS businesses outside of North America are included in continuing operations within the DSS reporting segment for all periods presented.
      Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.

Note 2 —	Summary of Significant Accounting Policies
      Consolidation. The consolidated financial statements include the accounts of the Company and its wholly- or majority-owned subsidiaries. All significant inter-company transactions have been eliminated. The Company has a 51 percent ownership interest in its Global Data Media subsidiary that was formed in 2003, as well as a 60 percent ownership interest in its subsidiary in Japan. The minority interest in the income of these subsidiaries is not material for the periods presented.
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
      Foreign Currency. Local currencies are generally considered the functional currencies outside the U.S., except for subsidiaries located in highly inflationary economies, where the U.S. dollar is considered the functional currency. Income and expense items are translated at average rates of exchange prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Foreign currency transaction gains and losses are included in the results of operations. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are remeasured at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These remeasured adjustments are reflected in the results of operations.
      Concentrations of Credit Risk. The Company sells a wide range of products and services to a diversified base of customers around the world and performs ongoing credit evaluations of its customers’ financial condition, and therefore believes there is no material concentration of credit risk. The Company had one customer that represented approximately 11 percent of total net revenues in 2002, all of which were included in of the Data Storage and Information Management reporting segment. No single customer represented more than 10 percent of total net revenues in 2004 or 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash Equivalents. Cash equivalents consist of temporary investments purchased with original maturities of three months or less.
      Trade Accounts Receivables. Trade accounts receivables are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. They are stated net of allowances, which primarily represent estimated amounts for expected customer returns, allowances and deductions for a variety of claims such as terms discounts, quality and pricing, or the inability of certain customers to make the required payments. When determining the allowances, the Company takes several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers, and its day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenues or bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations.
      Inventories. Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.
      Investments. The Company invests in interest bearing securities with original maturities ranging from three months to two years, which are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying amounts of such investments approximate fair value.
      The Company’s venture capital and minority equity investment portfolio consists of investments of $16.8 million and $16.4 million as of December 31, 2004 and December 31, 2003, respectively. These investments are accounted for on the cost basis. The carrying value of these investments has been reduced by other-than-temporary declines in fair value of $10.0 million and $9.7 million as of December 31, 2004 and December 31, 2003, respectively.
      The Company’s policy is to review its venture capital and minority equity securities classified as investments on a quarterly basis to determine if an other-than-temporary decline in fair value exists. The policy includes, but is not limited to, reviewing the revenue and income outlook, financial viability, and management of each investment. If an other-than-temporary decline exists in one of the investments, the carrying value of the investment is reduced to the market value with a corresponding loss recorded in other expense in the Consolidated Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Revenue Recognition. Revenue is recognized in accordance with Staff Accounting Bulleting No. 104, Revenue Recognition, which requires that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable, and collectibility is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers. For services, revenue is recognized upon performance. For service contracts, revenue is deferred and recognized over the life of the contracts as service is performed.
      Research and Development Costs. Research and development costs are charged to expense as incurred.
      Goodwill. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which the goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The Company’s goodwill is included in the Data Storage and Information Management segment.
      Advertising Costs. Advertising costs are charged to expense as incurred and totaled approximately $21 million, $24 million, and $25 million in 2004, 2003, and 2002, respectively.
      Rebates. The Company provides rebates to its customers. Customer rebates are accounted for as a reduction of revenue at the time of sale based on an estimate of the cost to honor the related rebate programs.
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
      Restructuring. Over the past several years, the Company has recorded restructuring charges as a result of cost management efforts and business divestitures. The primary component of these charges has been employee termination benefits paid under the Company’s ongoing severance plan. The Company records charges for these benefits in the period they become probable and reasonably estimable.
      Treasury Stock. The Company’s repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, the Company uses a last-in, first-out method and the excess of repurchase cost over reissuance price is treated as an adjustment to equity.
      Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock options as all options granted in 2004, 2003, and 2002 had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under the Company’s Stock Incentive Program. The table below illustrates the effect on net income and earnings per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 for additional information regarding Employee Stock Plans.

	Years Ended December 31,

	2004	2003	2002

	(In millions, except per
	share amounts)
Net income, as reported	$29.9	$82.0	$75.1
Add: Stock-based employee compensation expense included in net income, net of related tax effects	0.3	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5.8)	(5.5)	(6.2)

Pro forma net income	$24.4	$76.5	$68.9
Earnings per share:
Basic — as reported	$0.85	$2.31	$2.15
Basic — pro forma	$0.70	$2.15	$1.97
Diluted — as reported	$0.84	$2.26	$2.11
Diluted — pro forma	$0.68	$2.11	$1.94
      Comprehensive Income. Comprehensive income for the Company includes net income, the effects of currency translation, unrealized gains and losses on cash flow hedges, and minimum pension liability adjustments. Comprehensive income for all periods presented is included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.
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

	Years Ended
	December 31,

	2004	2003	2002

	(In millions)
Weighted average number of shares outstanding during the period	35.0	35.6	35.2
Weighted average number of shares held by the ESOP not yet allocated	—	(0.1)	(0.2)

Weighted average common shares outstanding	35.0	35.5	35.0
Dilutive effect of stock-based compensation plans	0.6	0.8	0.6

Total weighted average common shares and common share equivalents	35.6	36.3	35.6

      Options to purchase 1.0 million, 0.1 million and 0.5 million shares of the Company’s common stock were outstanding as of December 31, 2004, 2003 and 2002, respectively, that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005, which is the beginning of the Company’s third quarter. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. SFAS 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.
      In March 2004, the FASB issued Emerging Issues Task Force (EITF) No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115. EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective and the applicable ones have been adopted for the Company’s 2004 year-end. The Company will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.
      In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP allows additional time for companies to determine how the new law affects a company’s accounting for deferred tax liabilities on unremitted foreign earnings. The new law provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated and which meet certain requirements. The Company has started an evaluation of the effects of the repatriation provision. Preliminary indications suggest that the impacts of this provision will not provide a tax benefit to the Company, however, the Company does not expect to finalize its evaluation of this matter until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $90 million. The Company is therefore currently unable to reasonably estimate the tax effect of a possible remittance.

Note 3 —	Divestitures

Divestitures presented as discontinued operations
      North America DSS Business: On August 30, 2002, the Company consummated the sale of its North America DSS business to DecisionOne Corporation (DecisionOne). These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, DecisionOne paid the Company $5.0 million in cash. In the third quarter of 2002, the Company recognized a pre-tax gain of $2.6 million, or $1.6 million after-tax, on the disposal of the discontinued business. In addition, the terms of the sale included the potential for additional future payments to the Company of up to $5.0 million in 2004, based upon revenue targets achieved by DecisionOne associated with the DSS business. During the fourth quarter of 2004, a $3.0 million payment, or $1.9 million after tax, was received based on these terms. The original payment received in 2002 and the contingent payment received in 2004 are shown as proceeds from sale of business in the Consolidated Statements of Cash Flows.
      Medical Imaging and Photo Color Systems Businesses: In 1998, the Company sold its worldwide Medical Imaging Systems business (the Medical Imaging Sale) to Eastman Kodak Company (Kodak). As noted in the Company’s previously issued financial statements, excluded from the Medical Imaging Sale was the Company’s medical

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Other Discontinued Operations Activity: In the fourth quarter of 2004, the Company recorded the settlement, reached in February 2005, of the Jazz Photo litigation associated with the Photo Color Systems business (see Note 16). The charge for this matter was $12.9 million, net of taxes of $8.0 million. During 2004 and 2003, the Company recorded litigation costs primarily related to the Jazz Photo matter of $1.4 million, net of taxes of $0.8 million, and $1.3 million, net of taxes of $0.7 million, respectively.
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
      The results of discontinued operations for the years ended December 31, 2004, 2003, and 2002 were as follows:

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Net revenues	$—	$—	$34.9
Income before income taxes	—	—	4.9
Income tax provision	—	—	1.9

Income from operations of discontinued businesses, net of income taxes	—	—	3.0
Gain from disposal of discontinued businesses, net of income taxes	1.9	—	1.6
Adjustment to discontinued operations amounts previously reported, net of income taxes	(14.3)	0.2	(2.7)

Gain (loss) on disposal of discontinued businesses, net of income taxes	(12.4)	0.2	(1.1)

Total discontinued operations	$(12.4)	$0.2	$1.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Color Proofing and Color Software Business: On December 31, 2001, the Company consummated the sale of its worldwide color proofing and color software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. Under the terms of the agreement, KPG paid the Company $50 million in cash on December 31, 2001. In addition, KPG was required to pay the Company approximately $20 million over a two year period for transition services. During the fourth quarter of 2003, the Company settled all claims with KPG, which consisted primarily of a dispute over the amount of KPG’s minimum transition services obligation owed to the Company over and above the amount already reimbursed for services provided. As a result of the settlement, the Company recorded a pre-tax gain of $11.1 million in the Consolidated Statement of Operations for the year ended December 31, 2003.

Divestitures Transition Services
      In connection with the sales of the Medical Imaging Systems, Photo Color Systems, color proofing and color software, and North America DSS businesses, the Company received reimbursement for certain transition services and distribution agreements that the Company had agreed to provide to the respective purchasers of these businesses. Reimbursements for transition services provided by the Company are presented as reductions of general and administrative expenses in the Consolidated Statements of Operations. These transition services substantially ended in January 2003. Reimbursements for these transition services were $0.8 million in 2003 and $8.4 million in 2002.

Note 4 —	Supplemental Balance Sheet Information

	December 31,

	2004	2003

	(In millions)
Inventories
Finished goods	$94.8	$117.9
Work in process	14.7	15.0
Raw materials and supplies	21.8	26.5

Total inventories	$131.3	$159.4
Other Current Assets
Deferred income taxes	$35.1	$24.5
Short-term investments	18.1	—
Receivables from insurance companies(1)	4.1	—
Restricted cash	1.2	8.3
Other	18.1	38.0

Total other current assets	$76.6	$70.8
Property, Plant and Equipment
Land	$2.9	$3.0
Buildings and leasehold improvements	164.7	150.0
Machinery and equipment	569.6	528.9
Construction in progress	13.6	66.3

Total	$750.8	$748.2
Less accumulated depreciation	(536.4)	(521.7)

Property, plant and equipment, net	$214.4	$226.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(In millions)
Other Assets
Deferred income taxes	$37.0	$50.1
Long-term investments	31.2	20.1
Intangible assets	23.1	27.2
Goodwill	12.3	2.6
Other	6.6	7.9

Total other assets	$110.2	$107.9
Other Current Liabilities
Employee separation costs	$15.9	$0.9
Rebates	32.9	37.6
Litigation settlement(1)	25.0	—
Income taxes	9.6	27.4
Other	51.9	60.8

Total other current liabilities	$135.3	$126.7
Other Liabilities
Pension	$21.0	$25.4
Other	27.6	29.9

Total other liabilities	$48.6	$55.3
Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(71.6)	$(76.6)
Minimum pension liability adjustments	(12.4)	(15.6)
Cash flow hedging and other	(1.1)	(5.4)

Total accumulated other comprehensive loss	$(85.1)	$(97.6)

(1)	See Note 16

		Accounts
	Inventory	Receivable

Reserves and Allowances:
Balance, as of December 31, 2001	$17.4	$13.6
Additions	9.7	46.9
Write-offs, net of recoveries	(18.0)	(44.1)

Balance, as of December 31, 2002	9.1	16.4
Additions	3.9	36.7
Write-offs, net of recoveries	(3.4)	(38.4)

Balance, as of December 31, 2003	9.6	14.7
Additions	14.1	30.7
Write-offs, net of recoveries	(12.2)	(32.6)

Balance, as of December 31, 2004	$11.5	$12.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(In millions)
Intangible Assets
Software	$47.8	$52.9
Other	31.0	24.7

Total	$78.8	$77.6
Less accumulated amortization	(55.7)	(50.4)

Intangibles assets, net	$23.1	$27.2
      Total amortization of intangibles was $9.3 million in 2004, $5.7 million in 2003, and $5.5 million in 2002. Based on the intangibles in service as of December 31, 2004, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2005	2006	2007	2008	2009

	(In millions)
Amortization expense	$5.6	$4.9	$4.7	$4.4	$3.1

Note 5 —	Restructuring and Other
      The components of the Company’s restructuring and other charges are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Asset impairments	$6.1	$—	$0.4
Severance and other	19.1	(0.7)	(4.4)

Total	$25.2	$(0.7)	$(4.0)

2004 Activity
      Severance and other: During the fourth quarter of 2004, the Company recorded severance and other charges of $16.6 million related to its Data Storage and Information Management reporting segment to simplify structure, improve decision making speed and lower overall operating costs. The charge includes $15.3 million for estimated cash severance payments and related benefits, the majority of which will be paid out in the first quarter of 2005, associated with the planned reductions in headcount of approximately 260 employees. The other charges of $1.3 million include pension related costs associated with severed employees and lease termination costs. These charges were partially offset by a $0.6 million benefit for European severance and related costs, reflecting adjustments of $0.2 million to the second quarter 2004 charges and $0.4 million to prior charges.
      During the second quarter of 2004, the Company recorded severance and other charges of $3.1 million related to its Data Storage and Information Management reporting segment for employee reductions. The charges related to a plan to close the Company’s production facility in Tucson, Arizona and international administrative and sales employee reductions. The restructuring will impact approximately 280 positions. It is anticipated that the Tucson facility will be closed by December 31, 2005. Ongoing production activities from this facility will be shifted to other facilities as the shutdown occurs. The charges consist of estimated severance payments and related benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables represent the activity related to the 2004 severance programs:

				Liability as of
	Program	Cumulative	Net	December 31,
	Amounts	Usage	Adjustments	2004

	(In millions)
Severance	$18.0	$2.7	$(0.2)	$15.1
Other	1.7	0.9	0.0	0.8

Total	$19.7	$3.6	$(0.2)	$15.9

		Cumulative	Balance as of
	Program	Reductions and	December 31,
	Amounts	Adjustments	2004

Approximate headcount	540	290	250

      Asset impairments: The asset impairment charges related mainly to the Company’s decision to discontinue various product development strategies as development efforts were focused on fewer projects in conjunction with the program announced in the fourth quarter of 2004. The asset impairment charges included fixed assets of $4.2 million and intangible assets of $1.9 million.

2003 and 2002 Activity
      In the fourth quarter of 2003, the Company recorded a $0.7 million benefit for restructuring, reflecting adjustments to previously recorded restructuring reserves. The 2002 restructuring program is substantially complete as of December 31, 2004. This program resulted in severance charges of $0.4 million related to headcount reductions of approximately 15 employees and other charges of $1.0 million. In addition, in connection with this restructuring program, the Company recorded $0.4 million of asset impairment charges. Also in 2002, the Company recorded a $5.8 million benefit for restructuring, reflecting adjustments to previously recorded restructuring reserves. These adjustments were made, in accordance with applicable accounting standards, as part of the Company’s regular practice of reviewing its recorded restructuring reserves quarterly and making adjustments as necessary to reflect management’s best estimate of costs remaining for each restructuring program.

Note 6 —	Income Taxes
      The components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In millions)
U.S.	$30.5	$91.2	$74.1
International	22.7	30.9	38.5

Total	$53.2	$122.1	$112.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax provision from continuing operations is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Current
Federal	$1.2	$14.3	$(8.3)
State	0.2	1.4	(0.8)
International	3.0	7.6	7.7
Deferred
Federal	8.1	14.4	35.4
State	0.7	1.3	3.3
International	(2.3)	1.3	2.1

Total	$10.9	$40.3	$39.4

      The components of net deferred tax assets and (liabilities) are as follows:

	December 31,

	2004	2003

	(In millions)
Accounts receivable allowances	$2.0	$2.2
Inventories	5.8	7.8
Property, plant and equipment	(9.7)	(6.0)
Payroll, pension and severance	12.7	13.0
Credit carryforwards	14.8	9.6
Net operating loss carryforwards	8.7	14.2
Accrued liabilities and other reserves	16.2	7.1
Research and experimentation costs	33.2	41.1
Other, net	0.1	3.8
Valuation allowance	(11.8)	(18.2)

Net deferred tax assets	$72.0	$74.6

      The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and state tax credit carryforwards. The valuation allowance was $11.8 million, $18.2 million, $20.8 million, and $19.7 million as of December 31, 2004, 2003, 2002, and 2001 respectively. The decrease during 2004 was the primarily the result of the expiration of unused European net operating loss carryfowards as well as the resolution of a European tax matter. The changes during the years ended December 31, 2003 and 2002 were not individually significant. Of the aggregate net operating loss carryforwards, $4.5 million will expire at various dates up to 2017 and $24.8 million may be carried forward indefinitely. Certain foreign net operating loss carryforwards are subject to adjustment by foreign tax authorities. Foreign tax credit carryforwards of $5.8 million will expire between 2009 and 2014, research credits of $0.7 million will expire in 2024, state tax credit carryforwards of $8.1 million will expire between 2005 and 2019, and the alternative minimum tax credits of $0.2 million may be carried forward indefinitely.
      Substantially all of the Company’s net deferred tax assets as of December 31, 2004, relate to the U.S. tax jurisdiction, and future recoverability is primarily dependent upon the generation of future taxable income in the U.S. The Company believes that it will generate sufficient future taxable income in the U.S. to recover the Company’s recorded net deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax provision from continuing operations differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Tax at statutory U.S. tax rate	$18.6	$42.7	$39.4
State income taxes, net of federal benefit	—	2.2	3.1
Net effect of international operations	(2.0)	(6.1)	(3.7)
Resolution of European tax matter	(4.1)	—	—
Other	(1.6)	1.5	0.6

Income tax provision	$10.9	$40.3	$39.4

      In 2004, 2003 and 2002, cash paid for income taxes, relating to both continuing and discontinued operations, was $18.3 million, $14.9 million and $11.7 million, respectively.
      As of December 31, 2004, approximately $91 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S. The American Jobs Creation Act (the “AJCA”) includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has started an evaluation of the effects of the repatriation provision. Preliminary indications suggest that the impacts of this provision will not provide a tax benefit to the Company, however, the Company does not expect to finalize its evaluation of this matter until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $90 million. Therefore it is not practicable to determine the amount of incremental tax that might arise if these earnings were to be remitted.

Note 7 —	Debt
      The Company had no outstanding long-term debt as of December 31, 2004 or 2003.
      In December 2003, the Company entered into a Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 percent to 0.4 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. A utilization fee ranging from zero to 0.25 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to materially restrict its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of December 31, 2004 and the Company was in compliance with all covenants under the Credit Agreement.
      As of December 31, 2004 and 2003, the Company had outstanding letters of credit of $4.1 million and $9.0 million, respectively.
      The Company had no short-term debt as of December 31, 2004 and 2003. As of December 31, 2004, the Company had $13.0 million available under credit facilities held by various subsidiaries outside the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s interest expense, which includes letter of credit fees and commitment fees under the Loan Agreement, for 2004, 2003, and 2002 was $0.6 million, $1.3 million, and $1.1 million, respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $0.6 million, $1.2 million, and $1.2 million, respectively.

Note 8 —	Derivatives and Hedging Activities
      The Company maintains a foreign currency exposure management policy that allows for the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows resulting from such transactions. The derivative instruments range in duration from less than one to 14 months. The Company does not hold or issue derivative financial instruments for speculative or trading purposes and is not a party to leveraged derivatives.
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

Cash Flow Hedges
      The Company attempts to mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through the use of foreign currency option and forward contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge items. This process includes linking all derivatives to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive income (loss) with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive income (loss) are reclassified into earnings in the same category as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with gains and losses that were deferred in other accumulated comprehensive income (loss) recognized in current period operations. As of December 31, 2004 and 2003, the outstanding cash flow hedges ranged in duration from one to twelve months and had a total notional amount of $131.7 million and $131.2 million, respectively. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $5.4 million, $2.1 million and $1.8 million were reclassified into operations in 2004, 2003 and 2002, respectively. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2004 was $1.6 million, pre-tax, which depending on market factors is expected to reverse or be reclassified into operations in 2005.

Other Hedges
      The Company enters into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to its monetary assets and liabilities denominated in foreign currencies. The Company records the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in earnings. As of December 31, 2004 and 2003, the Company had a notional amount of forward contracts of $44.5 million and $51.4 million, respectively, to hedge the Company’s recorded balance sheet exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosure
      As of December 31, 2004 and 2003, the fair value of the Company’s foreign currency forward and option contracts outstanding was $0.2 million and ($7.3) million, respectively. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

Note 9 —	Leases

Operating Leases
      Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $12.3 million, $10.4 million, and $12.4 million in 2004, 2003, and 2002, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total

	(In millions)
Minimum lease payments	$12.7	$9.4	$6.5	$1.1	$0.3	—	$30.0

Sale-Leaseback Transactions
      In 2002, the Company executed a sale-leaseback transaction related to an additional manufacturing facility that it had constructed in Wahpeton, North Dakota. The terms of this agreement include monthly payments by the Company to the buyer/lessor, and an obligation by the Company to purchase the facility at the end of the agreement term. In 2003, the Company executed another sale-leaseback transaction related to a portion of its manufacturing facility in Camarillo, California. The Company accepted a note from the buyer/lessor for a portion of the sale price, and is required, under the lease agreement, to make monthly payments to the buyer/lessor. As a result of the Company’s continuing involvement with each of the facilities, the agreements have been accounted for as financings. As of December 31, 2004 and 2003, net assets totaling $9.7 million and $11.3 million, respectively, are included in property, plant and equipment related to these facilities. The following table sets forth the future minimum payments related to these obligations as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total

	(In millions)
Minimum payments	$0.9	$0.9	$0.9	$0.8	$0.8	$4.4	$8.7

Note 10 —	Shareholders’ Equity
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
      The Company’s Board of Directors has authorized the repurchase of up to 10 million shares of the Company’s common stock. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. As of December 31, 2004, 3.7 million shares remained under this authorization. During 2004, 2003, and 2002, the Company repurchased approximately 2.7 million shares, 0.6 million shares and 0.4 million shares,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. As of December 31, 2004, the Company held, in total, 9.2 million shares of treasury stock acquired at an average price of $24.66 per share.

Note 11 —	Business Segment Information
      The Company’s businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segments, whose results are shown below, are Data Storage and Information Management, providing removable data storage media for use in the personal storage, network and enterprise data center markets; Specialty Papers, which includes carbonless paper, such as multi-part business forms, and videodisc replication (videodisc replication was closed at the end of the first quarter of 2002); and DSS, which provided technical service and support for equipment sold by the Company as well as by other third party equipment vendors, and document imaging products for large format engineering documentation (all businesses within the DSS segment were sold or closed prior to September 30, 2002 — see footnote 1 to the table below). The accounting policies of the segments are the same as those described in Note 2. Intersegment revenues were not material.

		Data		Digital
		Storage and		Solutions	Corporate,
		Information	Specialty	and	Other and	Total
		Management	Papers	Services(1)	Unallocated	Company

		(In millions)
Net revenues(2)	2004	$1,173.7	$45.6	$—	$—	$1,219.3
	2003	1,110.6	52.9	—	—	1,163.5
	2002	1,003.9	53.1	9.5	0.2	1,066.7
Operating income (loss)(2)	2004	$71.8	$5.7	$—	$(23.6)	$53.9
	2003	104.7	6.9	—	8.0	119.6
	2002	99.2	7.2	(4.0)	8.3	110.7
Assets(3)	2004	$515.4	$12.8	$—	$582.4	$1,110.6
	2003	569.1	14.4	—	589.3	1,172.8
	2002	438.8	13.5	—	667.6	1,119.9
Depreciation and amortization(3)	2004	$45.8	$0.5	$—	$—	$46.3
	2003	38.3	0.7	—	—	39.0
	2002	36.8	0.6	0.6	0.7	38.7
Capital expenditures	2004	$35.5	$0.3	$—	$—	$35.8
	2003	74.7	0.4	—	—	75.1
	2002	42.1	0.5	—	—	42.6

(1)	In the third quarter of 2002, the Company sold its North America DSS business and reclassified it to discontinued operations, as discussed in Note 3. Also in the third quarter of 2002, the Company completed the process of closing its DSS businesses outside of North America as part of the Company’s 2001 restructuring program. The DSS portion of this table includes amounts related to the DSS businesses outside of North America which have not been reclassified as discontinued operations.

(2)	The Corporate, Other and Unallocated amounts for net revenues and operating income (loss) primarily include the results for certain businesses not included in the Company’s reporting segments, general overhead which was previously allocated to the North America DSS business, the loan impairment charge, restructuring and other charges and credits discussed in Note 5, litigation charges and credits discussed in Note 16, and all divestiture-related charges and credits discussed in Note 3.

(3)	Segment assets primarily include accounts receivable, inventory, and net property, plant and equipment associated with the Company’s reportable segments. Assets included in Corporate, Other and Unallocated are cash and equivalents, deferred income taxes, certain unallocated net property, plant and equipment, assets of divested and discontinued businesses, and other miscellaneous assets. Depreciation and amortization amounts include amounts associated with these assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents information about the Company by geographic area.

		United		Total
		States	International	Company

		(In millions)
Net revenues(1)	2004	$517.6	$701.7	$1,219.3
	2003	532.7	630.8	1,163.5
	2002	546.7	520.0	1,066.7
Long-lived assets	2004	$209.1	$5.3	$214.4
	2003	221.6	4.9	226.5
	2002	176.9	4.6	181.5

(1)	Net revenues are classified into geographic areas primarily based on destination.
Note 12 — Retirement Plans
      The Company has various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. Total pension expense was $11.9 million, $11.1 million and $8.8 million in 2004, 2003, and 2002, respectively. Net pension cost is reported on a continuing operations basis, whereas the funded status of the pension plans includes both continuing and discontinued operations. The Company uses December 31 as the measurement date for all of its pension plans. The Company expects to contribute approximately $10 million to $15 million to its pension plans in 2005. It is the Company’s general practice to fund amounts sufficient to meet the minimum requirements set forth in applicable benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate.
      The following provides reconciliations of benefit obligations, plan assets and funded status of the plans.
U.S. Plan

	2004	2003

	(In millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$123.8	$104.7
Service cost	10.4	9.9
Interest cost	7.0	6.9
Actuarial loss	4.0	9.3
Benefits paid	(9.3)	(9.3)
Plan amendments	—	2.3
Special termination benefits(1)	1.0	—

Projected benefit obligation, end of year	$136.9	$123.8

Change in plan assets
Plan assets at fair value, beginning of year	$111.5	$73.6
Actual return on plan assets	13.2	20.2
Company contributions	10.0	27.0
Benefits paid	(9.3)	(9.3)

Plan assets at fair value, end of year	$125.4	$111.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

	(In millions)
Prepaid (accrued) pension cost
Funded status of the plan	$(11.5)	$(12.3)
Unrecognized prior service cost	1.7	2.1
Unrecognized actuarial loss	15.7	16.4

Total prepaid pension cost	$5.9	$6.2

Amount recognized in financial statements
Accrued pension liability	$(10.1)	$(11.3)
Intangible asset	1.7	2.1
Accumulated other comprehensive loss — pre-tax	14.3	15.4

Total recognized	$5.9	$6.2

      The accumulated benefit obligation for the plan was $135.5 million and $122.8 million at December 31, 2004 and 2003, respectively.
      Net periodic pension cost includes the following components:

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Service cost	$10.4	$9.9	$9.3
Interest cost	7.0	6.9	7.0
Expected return on plan assets	(8.6)	(7.3)	(7.0)
Amortization of prior service cost	0.2	0.2	—
Recognized net actuarial (gain)/loss	0.1	—	—
Special termination benefits(1)	1.2	—	2.4
Discontinued operations	—	—	(3.2)

Net periodic pension cost	$10.3	$9.7	$8.5

(1)	In 2004, $1.2 million was recognized for curtailment and other benefits, including $0.2 million of prior service cost, associated with the restructuring charges recorded during the year. In 2002, $2.4 million was recognized for curtailment and other benefits for employees transferred to DecisionOne as part of the sale of the North America DSS business (see Note 3), including $1.7 million of recognized net actuarial loss.
      The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year:

	2004	2003

Discount rate	5.75%	6.25%
Rate of compensation increase	4.75%	4.75%
      The following assumptions were used to determine the plan’s net periodic pension cost:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.00%	8.00%	9.00%
Rate of compensation increase	4.75%	4.75%	4.75%
      The expected long-term rate of return on plan assets is chosen from the range of likely results of compounded average annual returns over a 10-year time horizon based on the plan’s current investment policy. The expected return

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and volatility for each asset class is based on historical equity, bond and cash market returns. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.
      The plan’s asset allocation as of December 31, 2004 and 2003 by asset category is as follows:

	2004	2003

Equity securities	76%	74%
Debt securities	23%	23%
Other	1%	3%

Total	100%	100%
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
      The following benefit payments as of December 31, 2004 reflect expected future services and are expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(In millions)
2005	$29.8
2006	$19.1
2007	$16.0
2008	$11.8
2009	$12.5
2010-2014	$73.1
International Plans

	2004	2003

	(In millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$62.5	$57.4
Service cost	0.5	0.6
Interest cost	3.1	2.8
Foreign exchange rate changes	4.4	8.2
Plan amendment	—	(4.5)
Settlements and curtailments	0.1	—
Actuarial (gain) loss	(1.3)	0.7
Benefits paid	(2.2)	(2.7)

Projected benefit obligation, end of year	$67.1	$62.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

	(In millions)
Change in plan assets
Plan assets at fair value, beginning of year	$49.3	$40.8
Actual return on plan assets	3.9	3.5
Foreign exchange rate changes	3.7	6.4
Company contributions	4.4	1.3
Benefits paid	(2.2)	(2.7)

Plan assets at fair value, end of year	$59.1	$49.3
Prepaid (accrued) pension cost
Funded status of the plans	$(8.0)	$(13.2)
Unrecognized items	8.2	10.7

Total prepaid (accrued) pension cost	$0.2	$(2.5)
Amount recognized in financial statements
Prepaid pension cost	$2.7	$0.7
Accrued pension liability	(10.9)	(14.1)
Intangible asset	0.2	0.3
Accumulated other comprehensive loss — pre-tax	8.2	10.6

Total recognized	$0.2	$(2.5)

      The accumulated benefit obligation for the plans was $65.2 million and $60.7 million at December 31, 2004 and 2003, respectively.
      Net periodic pension cost includes the following components:

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Service cost	$0.5	$0.6	$0.8
Interest cost	3.1	2.8	2.7
Expected return on plan assets	(2.8)	(2.4)	(2.6)
Amortization of unrecognized items and other	0.7	0.7	0.5
Settlements and curtailments(2)	0.1	—	(0.7)
Discontinued operations	—	(0.3)	(0.4)

Net periodic pension cost	$1.6	$1.4	$0.3

(2)	In 2002, a $1.2 million curtailment benefit was recognized following the separation of certain employees of the Company’s DSS businesses in Europe. In addition, a $0.3 million curtailment charge was recognized for employees transferred to DecisionOne as part of the sale of the North America DSS business (see Note 3). An additional curtailment charge of $0.2 million was also recognized during 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following assumptions were used to determine the plans’ benefit obligations as of the end of the plan year:

Weighted-average assumptions	2004	2003

Discount rate	5.00%	5.00%
Rate of compensation increase	3.70%	3.50%
      The following assumptions were used to determine the plans’ net periodic pension cost:

Weighted-average assumptions	2004	2003	2002

Discount rate	5.00%	4.90%	4.70%
Expected return on plan assets (for following year)	5.60%	5.60%	5.90%
Rate of compensation increase	3.50%	3.20%	3.30%
      The expected long-term rate of return on plan assets is chosen from the range of likely results of compounded average annual returns. The expected return and volatility for each asset class is based on historical returns. While this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.
      The projected benefit obligation, accumulated benefit obligation, and plan assets at fair value for the pension plans with accumulated benefit obligations in excess of plan assets resulting in minimum pension liability adjustments are as follows:

	2004	2003

	(In millions)
Projected benefit obligation, end of year	$60.3	$40.9
Accumulated benefit obligation, end of year	59.2	40.5
Plan assets at fair value, end of year	52.2	29.2
      The plans’ weighted-average asset allocations as of December 31, 2004 and 2003 by asset category are as follows:

	2004	2003

Equity securities	34%	35%
Debt securities	35%	32%
Other	31%	33%

Total	100%	100%
      Outside the U.S., the investment objectives are similar to the U.S., subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.
      The following benefit payments as of December 31, 2004 reflect expected future services and are expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(In millions)
2005	$1.9
2006	$2.0
2007	$2.2
2008	$2.4
2009	$2.6
2010-2014	$15.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Employee Savings and Stock Ownership Plans
      The Company sponsors a 401(k) retirement savings plan under which eligible U.S. employees may choose to save up to 20 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. The Company matches 100 percent of employee contributions on the first three percent of eligible compensation and 25 percent on the next three percent of eligible compensation, in company stock. The Company also sponsors a variable compensation program, in which the Company may, at its option, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon Company performance.
      The Company established an ESOP during 1996 as a cost-effective way of funding the employee retirement savings benefits noted above. The ESOP borrowed $50.0 million from the Company in 1996 and used the proceeds to purchase approximately 2.2 million shares of the Company’s common stock, with the ESOP shares pledged as collateral for the debt. The Company made monthly contributions to the ESOP to cover the debt service plus an additional amount so that the total contribution released shares to satisfy the Company’s matching requirements. As the debt was repaid, shares were released from collateral, and these shares were allocated to employee accounts as they were earned. The shares not yet allocated to employee accounts were reported as unearned ESOP shares in the Consolidated Balance Sheets. The Company reported compensation expense equal to the current market price of the shares allocated to employee accounts, and all such shares were considered outstanding for the computation of earnings per share.
      The ESOP was terminated in the first quarter of 2004, and the used shares of treasury stock to match employee 401(k) contributions for the remainder of 2004.
      The ESOP shares as of December 31, 2003 were as follows:

2003

Released and allocated shares	2,175,126
Unallocated shares	761

Total original ESOP shares	2,175,887

Fair value of unallocated shares	$26,749

      Total expense related to the use of share of treasury stock to match employee 401(k) contributions was $4.5 million in 2004. Total expense related to the ESOP was $4.3 million and $4.3 million in 2003 and 2002, respectively.

Note 14 —	Employee Stock Plans
      The Company currently has stock options outstanding under the Imation 1996 Employee Stock Incentive Program (the Employee Plan), the Imation 1996 Directors Stock Compensation Program (the Directors Plan), and the Imation 2000 Stock Incentive Plan (the Incentive Plan).
      The Employee Plan was approved and adopted by 3M on June 18, 1996, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Employee Plan could not exceed 6 million. All shares subject to awards under the Employee Plan that were canceled or terminated were made available again for issuance pursuant to awards under the Employee Plan. Grant prices were equal to the fair market value of the Company’s common stock at date of grant. The options normally have a term of ten years and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the Incentive Plan, no further shares are available for grant under the Employee Plan.
      The Directors Plan was also approved and adopted by 3M, as the sole shareholder of the Company, and became effective on July 1, 1996. The total number of shares of common stock that may be issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options with a term of ten years and generally become exercisable one year after grant date. Grant prices are equal to the fair market value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock at the date of grant. As of December 31, 2004 and 2003, there were 66,611 and 145,441 shares available for grant under the Directors Plan, respectively.
      The Incentive Plan was approved and adopted by Imation’s shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that may be issued or awarded under the Incentive Plan may not exceed 4 million. All shares under the plan that are canceled or terminated will be available again for issuance pursuant to awards under the Incentive Plan. Grant prices are equal to the fair market value of the Company’s common stock at date of grant. The options normally have a term of seven to ten years and generally become exercisable four years after grant date. As of December 31, 2004 and 2003, there were 747,699 and 1,333,420 shares available for grant under the Incentive Plan, respectively.
      The following table summarizes stock option activity for 2004, 2003, and 2002:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2004		2003		2002

	Stock	Weighted Average	Stock	Weighted Average	Stock	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of year	5,021,838	$26.44	4,766,080	$24.12	4,620,517	$23.80
Granted	933,536	39.66	1,168,223	34.08	1,320,050	24.59
Exercised	(807,836)	22.97	(551,435)	21.97	(592,401)	22.10
Canceled	(553,930)	31.18	(361,030)	27.40	(582,086)	24.74

Outstanding, end of year	4,593,608	29.16	5,021,838	26.44	4,766,080	24.12
Exercisable, end of year	2,650,718	25.33	2,726,723	23.52	2,575,977	23.04
      The following table summarizes information about stock options outstanding as of December 31, 2004:

			Options		Options
			Outstanding-		Exercisable-
		Weighted Average	Weighted		Weighted
	Options	Remaining	Average Exercise	Options	Average Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$10.39	433	1.9	$10.39	433	$10.39
$14.15 to $19.20	382,236	4.1	17.40	378,361	17.42
$19.56 to $23.95	1,220,131	4.6	22.90	855,517	22.84
$24.10 to $28.70	459,994	2.6	24.97	450,931	24.97
$28.75 to $39.38	1,699,045	6.9	32.14	965,476	30.80
$39.45 to $41.75	831,769	6.6	39.98	0	0

$10.39 to $41.75	4,593,608	5.6	29.16	2,650,718	25.33
      The weighted average fair values at date of grant for options granted by the Company, all of which had exercise prices equal to the market price on the grant date, were $15.06, $13.72, and $11.34, in 2004, 2003, and 2002, respectively.
      The fair values at date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Volatility	41%	45%	48%
Risk free interest rate	3.67%	2.60%	3.82%
Expected life (months)	60	59	59
Dividend yield	1.0%	0.9%	Zero

Note 15 —	Loan Impairment
      During 2003, the Company re-evaluated its manufacturing strategy for certain products and decided to leverage its metal particulate manufacturing capabilities and selective outsourcing to a greater degree in place of an existing contract

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
manufacturer. As a result, the Company recorded a $4.6 million provision to offset substantially all of an outstanding loan receivable from the contract manufacturer. This charge was recorded on a separate line in the Consolidated Statement of Operations in 2003.

Note 16 —	Commitments and Contingencies
      In the normal course of business the Company periodically enters into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future.
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
      The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2004, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters, certain of which are described below, could materially affect operating results depending upon the final resolution in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2004 would not be material to the Company’s financial position.
Jazz Photo Corp.
      On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charged breach of contract, breach of warranty, fraud, and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999. In the complaint, Jazz Photo sought unspecified compensatory damages, treble damages, punitive damages, and equitable relief for both initial purchases and subsequent additional purchases of film.
      The Company has vigorously defended the action. In 2002, the parties continued to litigate the scope of document production and discovery, and depositions began in the third quarter of 2002. Depositions were taken in the fourth quarter of 2002 through the first quarter of 2004.
      On February 24, 2003, the Company was served with the reports of Jazz Photo’s testifying expert witnesses in the case (the Jazz Photo Reports). In the opinion of Jazz Photo’s experts as set forth in the Jazz Photo Reports, the alleged damages to Jazz Photo were caused by a combination of heat, moisture, and fumes from packaging materials supplied by Jazz Photo. The Jazz Photo Reports do not contain any opinions that the alleged damages to Jazz Photo were caused by any error by the Company in the manufacture of the film or by damage to the film during shipment to Jazz Photo. The primary opinion set forth in the Jazz Photo Reports is that the film was not fit for Jazz Photo’s particular use or purpose (use in reloaded single use cameras) because the film design made it more vulnerable to a combination of heat, moisture, and chemical fumes than other film products. The Jazz Photo Reports further conclude that the Company should have known that use in reloaded cameras would expose the film to the damaging combination of heat, moisture, and chemical fumes. The Company has vigorously disputed this theory of liability and believes that it has meritorious defenses. The Jazz Photo Reports claim alleged out-of-pocket damages of approximately $13 million, lost profits through 2002 of approximately $41 million, and lost future profits of approximately $32 million. The Company has vigorously disputed the amount of the out-of-pocket damages claim and has vigorously disputed that Jazz Photo has suffered any lost profits as a result of any action by the Company. Any claim for treble damages by Jazz Photo would have to be based on a violation of the New Jersey Racketeer Influenced and Corrupt Organizations Act or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Jersey Consumer Fraud Act. Even though Jazz Photo has asserted claims under these acts, the Jazz Photo Reports contain no allegation of damages related to additional purchases of film by Jazz Photo in 1999.
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
      On May 20, 2003, Jazz Photo filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code. The Jazz Photo litigation with the Company has proceeded despite the bankruptcy. The largest bankruptcy creditor Jazz Photo listed was Fuji Photo Film Co., Ltd. (Fuji). Fuji obtained a judgment against Jazz Photo in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Mr. Benun, Jazz Photo’s principal shareholder, filed bankruptcy in July 2003. On April 6, 2004, an Administrative Law Judge issued an “Enforcement Initial Decision” recommending that the U.S. International Trade Commission rule that Jazz Photo has been continuing to infringe on Fuji’s patents and impose a $13 million civil penalty on Jazz Photo and Mr. Benun. The infringement recommendation has been affirmed by the Commission. The penalty recommendation is still pending before the Commission.
      On October 2, 2003, the Company filed a motion for summary judgment dismissal of the entire case against it. On the same date, Jazz Photo filed a motion for partial summary judgment in its favor on its New Jersey racketeering and consumer fraud claims. The final pre-trial conference was held on October 30, 2003. A settlement conference and hearing on the parties’ summary judgment motions took place on January 22, 2004. An unsuccessful mediation was held before retired Federal District Court Judge Nicholas Politan on April 1, 2004. Imation requested that mediation efforts continue and that representatives of Jazz Photo’s creditors participate in mediation.
      On May 20, 2004, the Federal District Judge in New Jersey issued his ruling on the summary judgment motions brought by the Company and Jazz Photo. The Judge denied Jazz Photo’s motion in its entirety. Regarding the Company’s motion, the Judge granted several parts and denied certain parts. The Judge granted the Company’s motion to dismiss Jazz Photo’s statute-based consumer fraud claims. He also granted the Company’s motion to dismiss the implied warranty claims and rejected Jazz Photo’s attempt to add a new state product liability claim. Finally, the Judge granted summary judgment to the Company on its claim against Jazz Photo for $1.1 million due on film purchased in 1999. The Judge denied the Company’s motion to dismiss certain fraud and racketeering claims. The Judge granted the Company’s motion to dismiss Jazz Photo’s fraud and racketeering claims relating to film purchased in 1999, but he left those claims relating to film purchased in 1997 and 1998. As a result of the Judge’s ruling, Jazz Photo was left only with its pre-1999 fraud and racketeering claims. Jazz Photo could still seek all the damages under these fraud claims that it could have sought under the dismissed claims, including treble damages and punitive damages.
      The Company and Jazz Photo each filed motions to reconsider portions of the summary judgment ruling. The Company and Jazz Photo each filed numerous motions to limit evidence and claims, in part based on this ruling. The Company sought by such motions to limit significantly Jazz Photo’s damages claims. On July 29, 2004, the Court issued an order limiting the time period over which Jazz Photo can seek lost-profit damages, which effectively cut Jazz Photo’s lost-profit claim in half.
      The Judge had set trial for September 20, 2004. In early September, the Judge notified the parties that the trial date would be postponed to a date not earlier that January 10, 2005. Shortly before trial began, the Judge denied the motions for reconsideration, allowing Jazz’s treble damages claims to go forward, and denied the most significant of the Company’s motions to limit evidence. On the eve of trial, the Judge also permitted Jazz to assert claims for breach of an implied covenant of good faith and fair dealing and for fraudulent omission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The St. Paul Fire and Marine Insurance Co. (St. Paul) insured the Company under a primary commercial general liability policy. St. Paul has, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. During 2004 and 2003, the Company recorded $1.4 million and $1.3 million, respectively of after-tax expenses in discontinued operations, primarily related to incurred litigation costs associated with the Company’s defense of its ongoing legal dispute with Jazz Photo that have not been reimbursed. The Company has asserted that it is entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also believes it has coverage for defense and/or indemnity under policies issued by another primary carrier (CIGNA) and by its excess carrier (AIG). The disputes regarding coverage under both the primary and excess policies have been stayed pending resolution of the Jazz Photo litigation.
      Trial of the Jazz Photo v. Imation lawsuit commenced on January 10, 2005, before the Honorable Jose L. Linares, in the Federal District Court in Newark, New Jersey. The trial proceeded for approximately 4 weeks, at which time Jazz Photo had not yet concluded its case. On February 7, 2005, with facilitation by Judge Linares, a proposed settlement agreement was negotiated between the Company, its insurers, Fuji, and the Creditors Committee of Jazz Photo. The proposed settlement will resolve all claims in the Jazz Photo v. Imation lawsuit, as well as all claims in the related insurance coverage disputes described above. Jazz and its primary shareholders, the Benun family, opposed the proposed settlement. On February 16, 2005, at a hearing before the Honorable Morris Stern, the Bankruptcy Court approved the proposed settlement. Jack Benun has appealed that decision. Judge Stern has denied Mr. Benun’s motion that implementation of the settlement be stayed pending his appeal. On February 17, 2005, Judge Linares dismissed the jury and entered an order dismissing the Jazz Photo v. Imation action, subject to the right of either party to reopen the action if a settlement agreement is not consummated within 60 days. On February 28, 2005, Judge Linares entered an Order Clarifying his May 20, 2004 summary judgment order by ruling that all claims of Jazz Photo (Hong Kong) Limited (“Jazz Photo HK”) are dismissed with prejudice. Jazz Photo HK is a separate plaintiff in the action. Jazz Photo HK is in liquidation pursuant to an order of a Hong Kong bankruptcy court. Although certain details of the settlement are not yet finalized, the essential terms have been negotiated and approved. The Company is working diligently to finalize the settlement. Under the terms of the settlement, $25 million will be paid into an escrow account, of which the Company will pay $20.9 million and its insurers will pay $4.1 million. These funds would then be released to the Jazz Photo bankruptcy estate when specified conditions are met, including execution of a release agreement with Jazz Photo Corp. and either execution of a release agreement with Jazz Photo HK or exhaustion of appeal rights from the judgment against Jazz Photo HK dismissing its claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Spanish Collecting Society
      The Company was a defendant in a lawsuit filed in Court of First Instance Num. 5 in Madrid by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that have been sold during 1998 and 1999. Prior to July 2003, there was an agreed upon levy assessed on all CDR-Audio discs sold in Spain but no agreement had been reached regarding an applicable levy for CDR-Data discs. The Spanish collecting society filed a lawsuit against the Company and at least three other companies alleging that consumers are using CDR-Data discs to make copies of music for private use and, therefore, the same levy that applies to CDR-Audio disc sales should also apply to CDR-Data disc sales. A judgment was rendered by a Court of First Instance in Madrid on November 28, 2002 which required the Company’s affiliate, Imation Iberia S.A., to provide an accounting of CDR-Data discs that were sold in 1998 and 1999 which may be subject to CDR levies. The Company appealed this judgment.
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

Note 17 —	Acquisition
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)

	(In millions, except per share amounts)
2004
Net revenues	$339.3	$284.1	$269.7	$326.2	$1,219.3
Gross profit	93.5	70.2	61.5	74.7	299.9
Operating income	33.5	10.3	8.5	1.6	53.9
Income from continuing operations	21.7	7.3	9.9	3.4	42.3
Discontinued operations	(0.3)	(0.5)	(0.3)	(11.3)	(12.4)
Net income	21.4	6.8	9.6	(7.9)	29.9
Earning per common share, continuing operations:
Basic	$0.61	$0.21	$0.28	$0.10	$1.21
Diluted	0.60	0.20	0.28	0.10	1.19
Loss per common share, discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.33)	$(0.35)
Diluted	(0.01)	(0.01)	(0.01)	$(0.33)	(0.35)
Earnings (loss) per common share, net income:
Basic	$0.60	$0.20	$0.27	$(0.23)	$0.85
Diluted	0.59	0.19	0.27	(0.23)	0.84
2003
Net revenues	$273.3	$268.0	$287.8	$334.4	$1,163.5
Gross profit	87.1	81.5	77.7	88.4	334.7
Operating income	32.8	26.8	22.7	37.3	119.6
Income from continuing operations	21.5	18.9	16.7	24.7	81.8
Discontinued operations	—	0.5	(0.3)	—	0.2
Net income	21.5	19.4	16.4	24.7	82.0
Earning per common share, continuing operations:
Basic	$0.61	$0.54	$0.47	$0.69	$2.30
Diluted	0.59	0.52	0.46	0.68	2.25
Earnings (loss) per common share, discontinued operations:
Basic	$—	$0.01	$(0.01)	$—	$0.01
Diluted	—	0.01	(0.01)	—	0.01
Earnings per common share, net income:
Basic	$0.61	$0.55	$0.46	$0.69	$2.31
Diluted	0.59	0.53	0.45	0.68	2.26

(1)	The sum of the quarterly earnings per share does not equal the annual earnings per share due to changes in average shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
      Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President, Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
      During the fiscal quarter ended December 31, 2004, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting as well as the attestation report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is provided in Item 8 of this Form 10-K.

Item 9B.	Other Information.
      At a meeting of the Compensation Committee of Imation’s Board of Director’s on February 1, 2005, after review of the CEO’s performance and market data provided by the Committee’s compensation consultant, the Compensation Committee determined to increase the CEO’s base salary to $770,000, effective May 1, 2005.
PART III
      Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from the Company’s definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form  10-K. The Company will file its definitive Proxy Statement pursuant to Regulation 14A by April 29, 2005.

Item 10.	Directors and Executive Officers of the Registrant.
      Board of Directors of the Company
      Michael S. Fields, Chairman and CEO, The Fields Group (a management consulting firm)
      Charles A. Haggerty, CEO, Le Conte Associates, LLC (a consulting and investment company) and Former Chairman and Chief Executive Officer, Western Digital Corporation (a provider of products and services for collection, management, and use of digital information)
      Linda W. Hart, Vice Chairman and Chief Executive Officer, Hart Group, Inc. (a diversified group of companies primarily involved in residential and commercial building materials)
      Bruce A. Henderson, Chairman and Chief Executive Officer, Imation Corp.
      Ronald T. LeMay, Industrial Partner of Ripplewood Holdings (a private equity fund) and Chairman of October Capital (a private investment Company)
      L. White Matthews, III, Retired Executive Vice President and Chief Financial Officer, Ecolab, Inc. (developer and marketer of cleaning and sanitizing products and services), and Former Chief Financial Officer and Executive Vice President of Union Pacific Corporation (a company involved in rail/truck transportation and oil/gas exploration and production)
      Charles Reich, Former Executive Vice President, 3M Company (a diversified technology company)
      Glen A. Taylor, Chairman, Taylor Corporation (a holding company in the specialty printing and marketing areas)

      Daryl J. White, Former President and Chief Financial Officer, Legerity, Inc. (a supplier of data and voice communications integrated circuitry), and Former Senior Vice President of Finance and Chief Financial Officer, Compaq Computer Corporation (a computer equipment manufacturer).
      See Part I of this Form 10-K, “Executive Officers of the Company.” The Sections of the Proxy Statement entitled “Board of Directors-Director Independence” and “Determination of Audit Committee Financial Expert,” “Board of Directors-Meetings of the Board and Board Committees,” “Information Concerning Solicitation and Voting — Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1-Election of Directors — Information Concerning Directors” are incorporated by reference into this Form 10-K.
      The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer/controller or persons performing similar functions and all other Company employees. This code of ethics is part of the Company’s broader Business Conduct Policy, posted on the Company’s website. The Internet address for the Company’s website is http://www.imation.com, and the Business Conduct Policy may be found on the “Corporate Governance” page, which can be accessed from the investor relations web page which can be accessed from the main web page. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the required code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer/controller or persons performing similar functions by posting such information on the Company’s website, at the address and location specified above. The Company’s Corporate Governance Guidelines, and charters for its Audit and Finance, Compensation and Nominating and Governance Committees are also available the Company’s website on the “Corporate Governance” page which can be accessed from the “Investor Relations” page, which can be accessed from the main web page. The Business Conduct Policy, Corporate Governance Guidelines, and charters for its Audit and Finance, Compensation and Nominating and Governance Committees are also available in print to any shareholder who requests them and such requests should be made to: Imation Corp., Investor Relations, 1 Imation Place, Oakdale, MN 55128. Materials posted on the Company’s website are not incorporated by reference into this annual report on Form 10-K.

Item 11.	Executive Compensation.
      The Sections of the Proxy Statement entitled “Compensation of Executive Officers” and “Board of Directors — Compensation of Directors” are is incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting — Security Ownership of Certain Beneficial Owners”, “Item No. 3 Approval of the 2005 Stock Incentive Plan — Equity Compensation Plan Information” and “Information Concerning Solicitation and Voting — Security Ownership by Management” are incorporated by reference into this Form  10-K.

Item 13.	Certain Relationships and Related Transactions.
      Not applicable.

Item 14.	Principal Accountant Fees and Services.
      The Section of the Proxy Statement entitled “Audit and Other Fees and Audit and Finance Committee Pre-Approval Policies” is incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
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
      The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number

Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004)
4.1	Rights Agreement, dated as of June 18, 1996 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)
4.2	Amendment No. 1 to the Rights Agreement dated as of January 12, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K Current Report dated February 8, 1999)
4.3	Amendment No. 2 to the Rights Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2003)
4.4	Amendment No. 3 to the Rights Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended June 30, 2003)
4.5	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)
10.1*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)
10.2*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.3*	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)

Exhibit
Number

Description of Exhibit

10.4*	Form of amended severance agreement between the Company and its executive officers other than William T. Monahan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2001)
10.5*	Summary of transaction bonus agreements between the Company and certain executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2001)
10.6*	Imation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to annual report on Form 10-K for the year ended December 31, 2003)
10.7*	1996 Directors Stock Compensation Program, as amended May 8, 2002. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2002)
10.8*	Severance Agreement dated August 7, 2002 between the Company and William T. Monahan, replacing the Employment Agreement dated as of July 1, 1996 which was included as exhibit 10.7 in the Company’s Registration Statement on Form 10 (No. 1-14310) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2002)
10.9	Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.10*	Employment Agreement dated May 13, 2004 between the Company and Bruce A. Henderson (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004)
10.11*	Separation Agreement and General Release dated May 25, 2004 between the Company and William T. Monahan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2004)
10.12*	Form of Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2004)
10.13*	Form of Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2004)
10.14*	Form of Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended September 30, 2004)
10.15*	Form of Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended September 30, 2004)
10.16*	Performance Stock Option Agreement between the Company and Frank P. Russomanno dated February 6, 2003
10.17*	Description of Lead Director Fee Agreement (incorporated by reference to the Company’s Form 8-K Current Report dated November 11, 2004)
10.18*	Amendment to Performance Stock Option Agreement between the Company and Bruce A. Henderson dated February 2, 2005 (incorporated by reference to the Company’s Form 8-K Current Report dated February 7, 2005)
10.19*	Description of Amendments to Director Compensation (incorporated by reference to the Company’s Form 8-K Current Report dated February 8, 2005)
10.20*	Description of 2005 Annual Bonus Plan Target Approval (incorporated by reference to the Company’s Form 8-K Current Report dated February 8, 2005)
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imation Corp.

By:	/s/ Bruce A. Henderson

Bruce A. Henderson
Chairman and Chief Executive Officer
Date: March 10, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Bruce A. Henderson Bruce A. Henderson		Chairman and Chief Executive Officer	March 10, 2005

/s/ Paul R. Zeller Paul R. Zeller		Vice President and Chief Financial Officer	March 10, 2005

/s/ Peter A. Koehn Peter A. Koehn		Controller and Principal Accounting Officer	March 10, 2005

* Michael S. Fields		Director	March 10, 2005

* Charles A. Haggerty		Director	March 10, 2005

* Linda W. Hart		Director	March 10, 2005

* Ronald T. LeMay		Director	March 10, 2005

* L. White Matthews, III		Director	March 10, 2005

* Charles Reich		Director	March 10, 2005

* Glen A. Taylor		Director	March 10, 2005

* Daryl J. White		Director	March 10, 2005

*By:	/s/ John L. Sullivan John L. Sullivan Attorney-in-fact

EXHIBIT INDEX
      The following exhibits are filed as part of this report:

Exhibit
Number	Description

10.16	Performance Stock Option Agreement between the Company and Frank P. Russomanno
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002