Form 10-Q
period 2005-03-31
IMATION CORP
filed 2005-05-05
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-14310

IMATION CORP.

(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ☑. No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,636,345 shares of Common Stock, par value $0.01 per share, were outstanding at May 2, 2005.

IMATION CORP. INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2005	2004
Net revenues	$325.2	$339.3
Cost of goods sold	240.2	245.8

Gross profit	85.0	93.5

Operating expenses:
Selling, general and administrative	39.2	44.8
Research and development	12.7	15.2

Total	51.9	60.0

Operating income	33.1	33.5

Other (income) and expense:
Interest income	(2.1)	(1.1)
Interest expense	0.1	0.1
Other, net	3.7	1.0

Total	1.7	—

Income from continuing operations before taxes	31.4	33.5

Income tax provision (benefit)	(0.6)	11.8

Income from continuing operations	32.0	21.7

Loss from discontinued operations, net of taxes	(0.6)	(0.3)

Net income	$31.4	$21.4

Earnings (loss) per common share – basic:
Continuing operations	$0.95	$0.61
Discontinued operations	(0.02)	(0.01)

Net income	$0.93	$0.60

Earnings (loss) per common share – diluted:
Continuing operations	$0.94	$0.60
Discontinued operations	(0.02)	(0.01)

Net income	$0.92	$0.59

Weighted average basic shares outstanding	33.8	35.4

Weighted average diluted shares outstanding	34.2	36.2

Cash dividends paid per common share	0.10	0.08

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets
Cash and equivalents	$389.5	$397.1
Accounts receivable, net	187.9	181.0
Inventories, net	144.5	131.3
Other current assets	78.1	76.6

Total current assets	800.0	786.0

Property, plant and equipment, net	209.8	214.4
Other assets	94.3	110.2

Total assets	$1,104.1	$1,110.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143.5	$128.2
Accrued payroll	13.4	11.7
Other current liabilities	92.5	135.3

Total current liabilities	249.4	275.2

Other liabilities	49.9	48.6

Shareholders’ equity	804.8	786.8

Total liabilities and shareholders’ equity	$1,104.1	$1,110.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$31.4	$21.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.0	12.5
Deferred income taxes	3.2	7.6
Litigation settlement from discontinued operations	(20.9)	—
Accounts receivable	(9.5)	4.9
Inventories	(14.5)	(18.6)
Other current assets	3.3	13.6
Accounts payable	16.7	(3.7)
Accrued payroll and other current liabilities	(13.5)	(16.2)
Other	5.7	2.7

Net cash provided by operating activities	11.9	24.2

Cash Flows from Investing Activities Capital expenditures	(3.5)	(14.3)
Purchase of investments	(4.5)	(18.4)
Proceeds from sale of investments	4.0	—

Net cash used in investing activities	(4.0)	(32.7)

Cash Flows from Financing Activities Purchases of treasury stock	(14.9)	(8.9)
Dividend payments	(3.4)	(2.8)
Exercise of stock options	5.9	3.9

Net cash used in financing activities	(12.4)	(7.8)

Effect of exchange rate changes on cash	(3.1)	0.6

Net change in cash and equivalents	(7.6)	(15.7)
Cash and equivalents — beginning of period	397.1	411.4

Cash and equivalents — end of period	$389.5	$395.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented in accordance with the requirements for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for stock options as all options granted had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under the Company’s Stock Incentive Program. The table below illustrates the effect on net income and earnings per share if the fair value of options previously granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for additional information regarding Employee Stock Plans.

(In millions, except per share amounts)

	Three months ended March 31,
	2005	2004
Net income, as reported	$31.4	$21.4

Add: Stock-based employee compensation expense included in net income, net of related tax effects	0.1	—

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.2)	(1.3)

Pro forma net income	$30.3	$20.1

Earnings per share:
Basic — as reported	$0.93	$0.60
Basic — pro forma	$0.90	$0.57

Diluted — as reported	$0.92	$0.59
Diluted — pro forma	$0.87	$0.56

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

	Three months ended March 31,
(In millions)	2005	2004
Weighted average common shares outstanding	33.8	35.4

Dilutive effect of stock-based compensation plans	0.4	0.8

Weighted average diluted shares outstanding	34.2	36.2

As of March 31, 2005 and 2004, certain options to purchase approximately 1,556,000 and 12,000 shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)

	March 31,	December 31,
	2005	2004
Accounts Receivable
Accounts receivable	$201.1	$193.8
Less allowances	(13.2)	(12.8)

Accounts receivable, net	$187.9	$181.0

Inventories
Finished goods	$103.2	$94.8
Work in process	16.0	14.7
Raw materials and supplies	25.3	21.8

Total inventories	$144.5	$131.3

Other Current Assets
Deferred income taxes	$32.7	$35.1
Short-term investments	29.3	18.1
Receivables from insurance companies	—	4.1
Restricted cash	—	1.2
Other	16.1	18.1

Total other current assets	$78.1	$76.6

Property, Plant and Equipment
Property, plant and equipment	$744.6	$750.8
Less accumulated depreciation	(534.8)	(536.4)

Property, plant and equipment, net	$209.8	$214.4

Other Assets
Deferred income taxes	$35.8	$37.0
Long-term investments	18.1	31.2
Intangible assets	21.3	23.1
Goodwill	12.3	12.3
Other	6.8	6.6

Total other assets	$94.3	$110.2

Other Current Liabilities
Employee separation costs	5.7	15.9
Rebates	28.7	32.9
Litigation settlement	—	25.0
Income taxes	8.2	9.6
Other	49.9	51.9

Total other current liabilities	$92.5	$135.3

Other Liabilities
Pension	$24.3	$21.0
Other	25.6	27.6

Total other liabilities	$49.9	$48.6

5. LITIGATION, COMMITMENTS AND CONTINGENCIES

During the first quarter of 2005, the Company satisfied the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004.

6. RESTRUCTURING

During the fourth quarter of 2004, the Company recorded severance and other charges of $16.6 million related to its Data Storage and Information Management reporting segment to simplify structure, improve decision making speed and lower overall operating costs. The charge includes $15.3 million for estimated cash severance payments and related benefits associated with the planned reduction in headcount of approximately 260 employees, the majority of which will be completed by June 30, 2005. The other charges of $1.3 million include pension related costs associated with severed employees and lease termination costs.

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

The following tables summarize the activity related to the Company’s 2004 restructuring programs. Changes in the restructuring accruals during the first three months of 2005 were as follows:

		No. of
		Employees
(Dollars in millions)	Amount	Affected

Balance, December 31, 2004	$15.9	250
Usage	(10.2)	(120)

Balance, March 31, 2005	$5.7	130

On a cumulative basis through March 31, 2005, the status of the restructuring accruals was as follows:

				Liability as of
	Program	Cumulative	Net	March 31,
(Dollars in millions)	Amounts	Usage	Adjustments	2005

Severance	$18.0	$(12.4)	$(0.2)	$5.4
Pension and Lease Termination Costs	1.7	(1.4)	—	0.3

Total	$19.7	$(13.8)	$(0.2)	$5.7

				Balance as of
	Program	Cumulative Reductions and		March 31,
	Amounts	Adjustments		2005

No. of employees affected	540	(410)		130

7. RETIREMENT PLANS

Employer Contributions

During the three months ended March 31, 2005, approximately $2.0 million of contributions were made to the Company’s pension plans. The Company presently anticipates contributing an additional $8 million to $13 million to fund its pension plans in 2005.

Components of Net Periodic Pension Cost
(In millions)

U.S. Plan	Three months ended March 31,
	2005	2004
Service cost	$2.7	$2.6
Interest cost	1.8	1.7
Expected return on plan assets	(2.2)	(2.2)
Amortization of unrecognized items and other	0.1	0.1

Net periodic pension cost	$2.4	$2.2

International Plans	Three months ended March 31,
	2005	2004
Service cost	$0.1	$0.1
Interest cost	0.8	0.8
Expected return on plan assets	(0.7)	(0.7)
Amortization of unrecognized items and other	0.1	0.2

Net periodic pension cost	$0.3	$0.4

8. COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consist of the following:

			Minimum	Accumulated
	Cumulative	Cash	Pension	Other
	Translation	Flow	Liability	Comprehensive
(In millions)	Adjustment	Hedging	Adjustment	(Loss) Income

Balance, December 31, 2004	$(71.6)	$(1.1)	$(12.4)	$(85.1)
First quarter 2005 change	(3.5)	0.6	—	(2.9)

Balance, March 31, 2005	$(75.1)	$(0.5)	$(12.4)	$(88.0)

Comprehensive income for the three months ended March 31, 2005 and 2004 consists of the following:

	Three months ended March 31,
(In millions)	2005	2004

Net income	$31.4	$21.4
Cumulative translation adjustment	(3.5)	—
Cash flow hedging and adjustments for available-for-sale securities	0.6	1.4

Comprehensive income	$28.5	$22.8

9. BUSINESS SEGMENT INFORMATION

The Company’s current businesses are organized, managed and internally reported as segments differentiated primarily by their products and services and the markets they serve. These segment results are shown below and include Data Storage and Information Management, which provides removable data storage media for use in the personal storage, network and enterprise data center markets and Specialty Papers, which provides carbonless paper used to create multi-part business forms.

Business		Data
Segment		Storage and		Corporate,
Information	First	Information	Specialty	Other and	Total
(In millions)	Quarter	Management	Papers	Unallocated	Company

Net revenues	2005	$315.0	$10.2	$—	$325.2
	2004	326.3	13.0	—	339.3

Operating income(loss)	2005	$31.9	$1.3	$(0.1)	$33.1
	2004	31.8	1.7	—	33.5

Intersegment revenues are not material. The proportion of total assets by segment has not changed materially from December 31, 2004.

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

The Company is exposed to credit loss in the event of nonperformance by counter-parties in foreign currency forward and option contracts, but does not anticipate nonperformance by any of these counter-parties. The Company actively mitigates its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counter-parties.

Cash Flow Hedges. The Company attempts to mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through the use of foreign currency option and forward contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive income (loss) with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive income (loss) are reclassified into earnings in the same category as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective as a hedge, the Company discontinues hedge accounting prospectively, with gains and losses that were deferred in other accumulated comprehensive income (loss) being recognized in current period operations. As of March 31, 2005, cash flow hedges ranged in duration from one to nine months and had a total notional amount of $97.7 million. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses of $0.9 million, were reclassified into operations during the quarter ended March 31, 2005. The amount of net deferred losses on foreign currency cash flow hedges included in other comprehensive income (loss) in shareholders’ equity as of March 31, 2005 was $0.4 million, pre-tax, which depending on market factors is expected to reverse or be reclassified into operations in 2005.

Other Hedges. The Company enters into foreign currency forward contracts, generally with durations of less than two months, to manage foreign currency exposure of its monetary assets and liabilities denominated in foreign currencies. The Company records the estimated fair value of these forwards within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in earnings. As of March 31, 2005, the Company had a notional amount of forward contracts of $40.7 million to hedge the Company’s recorded balance sheet exposures.

Fair Value Disclosure. As of March 31, 2005, the fair value of the Company’s foreign currency forward and option contracts outstanding was $0.9 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

11. INCOME TAXES

The Company recognized a one-time tax benefit of $12.0 million, or $0.35 per diluted share, in the first quarter of 2005 related to the favorable resolution of a U.S. tax matter. The matter involved the U.S. treatment of tax benefits associated with changes to the Company’s European structure initiated in 2000 that were recently approved by U.S. tax authorities.

12. DISCONTINUED OPERATIONS

In the first quarter of 2005 and 2004, the Company recorded expenses of $0.6 million (net of taxes of $0.4 million), and $0.3 million (net of taxes of $0.2 million), respectively. These expenses reflect litigation costs related to the Jazz Photo litigation, the settlement of which was completed in the first quarter of 2005, as discussed in Note 5.

13. NEW ACCOUNTING STANDARDS

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R); requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. The Company is currently evaluating its transition alternatives.

14. REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Imation Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of March 31, 2005, and the related consolidated statements of operations for each of the three-month periods ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 10, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 5, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Imation’s primary business is developing, manufacturing, sourcing, marketing and distributing removable magnetic, optical and solid-state “flash” memory storage media products for users of digital information technology. These products range from floppy diskettes, recordable CDs and DVDs, solid state removable flash memory, and tape cartridges used in small and medium businesses to high capacity tape cartridges used in large automated tape silos. These products are sold in the U.S. and in approximately 100 other countries, and 61 percent of the Company’s first quarter 2005 revenues came from outside the U.S. The Company also has a Specialty Papers business, representing approximately three percent of first quarter 2005 revenues, which manufactures and distributes carbonless paper for use in the creation of multi-part business forms.

The data storage market presents growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, ongoing and variable price erosion, diverse distribution channels, and a large variety of formats for both tape and optical products. During the second quarter of 2004, price competition for removable optical products was unusually strong. This resulted from increased product supply as significant additional manufacturing capacity in Asia came on-line, coupled with softer than expected demand for the Company’s products principally in the U.S. and Europe. Price reductions in optical products moderated somewhat during the second half of 2004 and the first quarter of 2005.

The Company delivers a broad portfolio of products across diverse distribution channels and geographies. Success in this market is dependent on being early to market with new formats, having efficient sourcing, manufacturing and supply chain operations, maintaining competitive total delivered cost, working closely with leading OEM’s (Original Equipment Manufacturers) to develop new formats or enhancements to existing and new formats, carrying a broad assortment of products across multiple competing drive platforms, and having broad geographic and market coverage across a variety of distribution channels.

While the demand for data storage media continues to grow at a modest rate, the highest revenue growth opportunities include newer tape formats in open system environments, recordable optical discs, which currently are more consumer oriented products, and removable flash memory. These higher revenue growth opportunities provide revenue streams that are, as a rule, at lower gross profit margins than the Company’s historical gross margins on magnetic media products.

The Company’s strategy is to take advantage of these growth opportunities by establishing strategic sourcing, brand distribution, and licensing arrangements and by implementing a relatively flat and efficient operating structure. For example, while the Company has intellectual property, patents and know-how in optical media, it sources products from third party manufacturers. As a result, the Company’s business is a combination of a manufacturer and a brand distributor. This strategy can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenues. Further, the Company launched various restructuring activities in 2004 to simplify structure, improve decision making speed and lower overall operating costs. In addition, the Company is implementing lean enterprise principles throughout the Company, starting in manufacturing and critical business processes. The emphasis of lean enterprise principles is speed, quality and competitive cost across all key functions and processes.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Net revenues of $325.2 million decreased 4.2 percent from last year’s first quarter revenues of $339.3 million. U.S. revenues totaled $127.4 million, or 39 percent of worldwide revenues, compared with $134.4 million, or 40 percent, from a year ago. Non-U.S. revenues totaled $197.8 million, or 61 percent of worldwide revenues, compared with $204.9 million, or 60 percent, from a year ago. Revenues for the first quarter of 2005 were expected to be below the very strong first quarter of 2004, but are considered to represent a solid start for the year.

Data Storage and Information Management (DS&IM) first quarter revenues decreased $11.3 million, or 3.5 percent, to $315.0 million from $326.3 million a year ago. The revenue decrease in the first quarter 2005 was driven by price declines of approximately 16.5 percent partially offset by volume increases of approximately 11 percent and the effect of a positive currency exchange rate translation of approximately two percent. As discussed under “Impact of Foreign Currency Rates” below, pricing changes can be impacted by changes in foreign currency exchange rates. Declines in revenues from optical and magnetic products were partially offset by increased revenues from the Company’s emerging flash media products, which experienced solid growth during the quarter.

Specialty Papers had revenues of $10.2 million in first quarter 2005 as compared with $13.0 million in first quarter 2004. The decrease was due to the loss of two major customers.

Gross profit in first quarter 2005 was $85.0 million or 26.2 percent of revenues, compared to $93.5 million, or 27.6 percent of revenues in the first quarter of 2004. The decrease in gross profit was primarily due to a higher proportion of lower gross margin products in the overall sales mix, offset somewhat by improvements in optical product margins and better utilization at the Company’s new tape coating facility in Weatherford, Oklahoma. Looking forward, polycarbonate raw material price increases may potentially reduce the gross margin percentage as costs for optical products are expected to increase with some uncertainty about the ability to pass on these increased costs to the Company’s customers.

Selling, general and administrative (SG&A) expenses in first quarter of 2005 were $39.2 million, or 12.1 percent of revenues, compared to $44.8 million, or 13.2 percent of revenues in the first quarter of 2004. The decrease in SG&A as a percent of revenues was primarily due to the Company’s cost reduction efforts taken during 2004.

Research and development costs were $12.7 million, or 3.9 percent of revenues in the first quarter of 2005, as compared to $15.2 million, or 4.5 percent of revenues in the first quarter of 2004. The decrease is due to the Company’s cost reduction efforts taken during 2004.

Non-operating expense was $1.7 million and $0.0 for the quarters ended March 31, 2005 and 2004, respectively. The increase in expense was related primarily to the $1.9 million impairment recorded on an investment that had an other-than-temporary decline in value and an increase in the expense related to minority interests of $0.9 million partially offset by an increase in interest income of $1.0 million.

Based on the above factors, operating income in the first quarter of 2005 was $33.1 million, or 10.2 percent of revenues, compared with operating income of $33.5 million, or 9.9 percent of revenues, for the same period last year.

The tax benefit for the first quarter of 2005 was $0.6 million compared to a tax provision of $11.8 million at a rate of 35 percent in the first quarter of 2004. The benefit related to the favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit of $12.0 million, or $0.35 per diluted share. The matter involved the U.S. treatment of tax benefits associated with changes to the Company’s European structure initiated in 2000 that were recently approved by U.S. tax authorities, resulting in the reversal of an income tax accrual. The Company expects the effective tax rate for the remainder of the year to be 35 to 36 percent.

Income from continuing operations in the first quarter of 2005 was $32.0 million, or $0.95 per basic share and $0.94 per diluted share, compared with income from continuing operations of $21.7 million, or $0.61 per basic share and $0.60 per diluted share, in the first quarter of 2004. The one-time tax benefit of $12.0 million discussed above resulted in an additional $0.35 per diluted share in the first quarter of 2005.

Net income in the first quarter of 2005 was $31.4 million, or $0.93 per basic share and $0.92 per diluted share, compared with net income of $21.4 million, or $0.60 per basic share and $0.59 per diluted share, in the first quarter of 2004. Net income included a loss of $0.6 million and $0.3 million, net of taxes, from discontinued operations in the first quarters of 2005 and 2004, respectively, related to Jazz Photo litigation costs.

Impact of Changes in Foreign Currency Rates

The Company has a market presence in more than 100 countries and sells products on a local currency basis through a variety of distribution channels. While the Company sources some finished goods, primarily optical products, from outside the U.S., a significant portion of the Company’s revenues are from products produced in its own manufacturing facilities, all of which are located in the U.S. Comparisons of revenues and income from outside the U.S. are subject to fluctuations due to the impact of translating results at differing exchange rates in different periods.

Changes in foreign currency exchange rates in the first three months of 2005 positively impacted worldwide revenues by approximately two percent due to favorable translation. The impact on profits is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that over time work to offset translation benefits. For example, the Company has generally experienced increased price erosion internationally as the dollar weakened. In addition, the weak dollar negatively impacts some regional business activity. The Company’s foreign currency hedging policy attempts to manage some of the foreign currency risks over near term periods; however, these risk management activities cannot ensure that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant(see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q).

Financial Position

As of March 31, 2005, the Company’s cash and equivalents balance was $389.5 million, a decrease of $7.6 million compared to December 31, 2004. The Company also has other investments, which totaled $41.0 million and $42.5 million as of March 31, 2005 and December 31, 2004, respectively, related to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets or other assets depending on the time remaining to maturity. The Company considers its total cash position to be very strong based on these balances.

Accounts receivable days sales outstanding was 46 days as of March 31, 2005, up one day from December 31, 2004. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable. The increase in days sales outstanding resulted from an increase in the accounts receivable balance of $6.9 million to $187.9 million as of March 31, 2005 from $181.0 million as of December 31, 2004. Days of inventory supply was 60 days as of March 31, 2005 compared to 53 days as of December 31, 2004. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of good sold for the previous 12 months, expressed in days. The increase in days of inventory supply was primarily to support the increased service and sales levels of the Company and to adjust for very low levels of inventory as of December 31, 2004. This resulted in an increase in the inventory balance of $13.2 million to $144.5 million as of March 31, 2005 from $131.3 million as of December 31, 2004. The increase in inventories also resulted in a similar increase in accounts payable.

Other current liabilities were $92.5 million as of March 31, 2005 compared to $135.3 million as of December 31, 2004. The decrease during the quarter was caused mainly by reductions in the accrual for employee separation costs of $10.2 million as well as the payment of the settlement of the Jazz Photo litigation recorded in the fourth quarter, which decreased other current liabilities by $25.0 million and other current assets by $4.1 million.

Liquidity and Capital Resources

Cash provided by operating activities of $11.9 million in the first three months of 2005 was driven by net income of $31.4 million. The $11.9 million of cash generated from operations was after payment of the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004, and $10.2 million for severance costs related to the Company’s 2004 restructuring programs. Therefore, operating cash flows were considered very strong for the quarter. Cash provided by operating activities of $24.2 million in the first three months of 2004 was driven by net income of $21.4 million.

Cash used by investing activities was $4.0 million in the first three months of 2005 and $32.7 million in the first three months of 2004. Investing activities primarily relate to capital spending of $3.5 million in the first quarter of 2005 and $14.3 million in the first quarter of 2004, and purchases of investments of $18.4 million in the first quarter of 2004. These investments related to investment grade interest bearing securities. The increased level of capital spending in the prior year related mainly to the Company’s new tape coating facility in Weatherford, Oklahoma.

Cash used in financing activities was $12.4 million in the first three months of 2005. Cash usages in 2005 were driven by share repurchases of $14.9 million and dividend payments of $3.4 million, offset partially by cash inflows of $5.9 million related to the exercise of stock options. Cash used in financing activities was $7.8 million in the first three months of 2004. Cash usages in 2004 were driven by share repurchases of $8.9 million and dividend payments of $2.8 million, offset partially by cash inflows of $3.9 million related to the exercise of stock options.

As of March 31, 2005, the Company does not have any debt outstanding. The Company maintains a Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. A utilization fee ranging from zero to 0.25 percent per annum based on the Company’s consolidated leverage ratio is payable on the line. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to restrict materially its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of March 31, 2005 and the Company was in compliance with all covenants under the Credit Agreement.

In addition, certain international subsidiaries have arranged borrowings locally outside of the Credit Agreement discussed above. As of March 31, 2005, there were no borrowings outstanding under such arrangements.

In 1997, the Company’s Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the first three months of 2005, the Company repurchased 430,000 shares. As of March 31, 2005, the Company had repurchased 2.7 million shares under this authorization and held, in total, 9.3 million shares of treasury stock acquired at an average price of $24.85 per share.

The Company paid a cash dividend of $0.10 per share, or $3.4 million, during the first quarter of 2005. On May 4, 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share, payable June 30, 2005, to shareholders of record at the close of business on June 15, 2005. Any future dividends are at the discretion of and subject to the approval of Imation’s Board of Directors.

As previously disclosed, the Company expects to contribute $10 million to $15 million to its pension plans in 2005. As of March 31, 2005, approximately $2.0 million of contributions have been made.

The Company’s remaining liquidity needs for 2005 include the following: capital expenditures targeted to be approximately $31 million; pension funding of $8 million to $13 million; operating lease payments of approximately $10 million; severance payments related to restructuring of approximately $6 million; any amounts associated with the repurchase of common stock under the authorizations discussed above or any dividends that may be paid upon approval of the Board of Directors; and normal requirements to fund operating activities. The Company expects that cash and equivalents plus long term cash investments, together with cash flow from operations and availability of borrowings under its current and future sources of financing, provides liquidity sufficient to meet these needs and operate the Company.

Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.

Contractual Obligations

A table of the Company’s contractual obligations was provided in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to the Company’s contractual obligations during the first three months of 2005.

Critical Accounting Policies and Estimates

For further discussion, see the “Critical Accounting Policies and Estimates” section in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to these accounting policies during the first three months of 2005.

New Accounting Standards

     In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R); requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R); for calendar year companies until the beginning of 2006. The Company is currently evaluating its transition alternatives.

Forward-Looking Statements and Risk Factors

The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current outlook for fiscal year 2005, and are subject to the risks and uncertainties described below.

•	Total company revenue for the full year 2005 is targeted to grow between three and five percent or to a range from $1.26 billion to $1.28 billion.

•	Full year 2005 operating income is targeted between $87 million and $92 million. In 2004, the Company reported operating income of $53.9 million including charges of $25.2 million from restructuring and other items. Thus, full year 2005 operating income is estimated to grow between 10 and 16 percent over the $79.1 million as adjusted to eliminate the 2004 restructuring and other items.

•	Fully diluted earnings per share is targeted between $2.10 and $2.17 for the full year 2005. This is an increase over the $1.75 to $1.82 range issued in January of 2005, driven by a $12.0 million (or $0.35 per diluted share) tax benefit recorded in the first quarter. Including this benefit, the Company currently anticipates a full year tax rate between 22 percent and 24 percent, which includes a tax rate for the remaining three quarters of 35 percent to 36 percent.

•	Capital spending is targeted to be approximately $35 million for the full year 2005.

•	Depreciation and amortization is targeted to be in the range of $40 million to $45 million for the full year 2005.

The impact of restructuring and other charges, as described above, is provided solely to assist an investor’s understanding of the impact of these items on the comparability of the Company’s operations. This information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America.

Certain information contained in this report which does not relate to historical financial information, including the 2005 targeted projections, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, and those presently anticipated or projected.

The Company wishes to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Among the factors that could cause the Company’s actual results in the future to differ materially from any opinion or statements expressed with respect to future periods are continuing uncertainty in global economic and other conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, its ability to achieve the expected benefits in a timely manner from the Moser Baer relationships, in particular the Global Data Media joint venture, the competitive pricing environment which could significantly impact the Company’s profit margins and valuation of inventory, foreign currency fluctuations, the outcome of litigation, its ability to secure adequate supply of certain high demand products, the ready availability and price of energy, the availability and price of key raw materials or critical components, including polycarbonate raw materials, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products as well as various factors set forth under the caption “Risk Factors” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the paragraph noted below, there has been no material change since the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2004. For further information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Also, see information on derivatives and hedging activities in Note 10 to the Consolidated Financial Statements of this Form 10-Q.

As of March 31, 2005, the Company had $138.4 million notional amount of foreign currency forward and option contracts of which $40.7 million hedged recorded balance sheet exposures. This compares to $176.2 million notional amount of foreign currency forward and option contracts as of December 31, 2004, of which $51.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2005 by $7.7 million.

Item 4. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President, Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

During the quarter ended March 31, 2005, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2005, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2005 would not be material to the Company’s financial position.

On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served the Company and its affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charged breach of contract, breach of warranty, fraud and racketeering activity in connection with the Company’s sale of allegedly defective film to Jazz Photo by its Photo Color Systems business which was sold in 1999. The history of the litigation is summarized under Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The trial of the Jazz Photo v. Imation lawsuit commenced on January 10, 2005 before the Honorable Jose L. Linares, in the Federal District Court in Newark, New Jersey. The trial proceeded for approximately 4 weeks, at which time Jazz Photo had not yet concluded its case. On February 7, 2005, with facilitation by Judge Linares, a proposed settlement agreement was negotiated between the Company, its insurers (discussed below), Fuji Photo Film Co., Ltd. (Fuji) and the Creditors Committee of Jazz Photo, which had filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code on May 20, 2003. Fuji, the largest bankruptcy creditor listed by Jazz Photo, had obtained a judgment against Jazz Photo and Mr. Benun, Jazz Photo’s principal shareholder, in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Mr. Benun had filed bankruptcy in July 2003.

On February 16, 2005, at a hearing before the Honorable Morris Stern, and following a finding by an independent examiner appointed by the Bankruptcy Court that the proposed settlement was reasonable, the Bankruptcy Court approved the proposed settlement. The trustee for Mr. Benun’s personal bankruptcy case appealed that approval order. On April 11, 2004, the Honorable Dennis M. Cavanaugh, to whom the appeal was assigned, denied the trustee’s motion to stay execution of the settlement pending the appeal. The Company has been advised that the trustee for Mr. Benun’s personal bankruptcy case will withdraw the appeal.

On February 17, 2005, Judge Linares dismissed the jury and entered an order dismissing the Jazz Photo v. Imation action, subject to the right of either party to reopen the action if a settlement agreement was not consummated within 60 days. On February 28, 2005, Judge Linares entered an Order Clarifying his May 20, 2004 summary judgment order by ruling that all claims of Jazz Photo (Hong Kong) Limited, which was a plaintiff in the litigation along with Jazz Photo, were dismissed with prejudice. Jazz Photo (Hong Kong) Limited is in liquidation pursuant to an order of a Hong Kong bankruptcy court.

On March 14, 2005, the Company, counsel for Jazz Photo and counsel for the Creditors Committee of Jazz Photo executed a Settlement Agreement and General Release (the Settlement Agreement). Pursuant to the Settlement Agreement, the Company paid $20.9 million and its insurers paid $4.1 million of the settlement to Jazz Photo in exchange for a complete release of all claims by Jazz Photo. Also pursuant to the Settlement Agreement, the settlement payment was held in escrow until the effective date, which occurred on March 31, 2004. The settlement payment is now being distributed pursuant to the procedures of the Bankruptcy Court.

The Company had tendered defense and liability obligations arising from the Jazz Photo v. Imation action to The St. Paul Fire and Marine Insurance Co. (St. Paul) pursuant to a primary commercial general liability policy. St. Paul, under a reservation of rights, reimbursed the Company for its defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. The Company asserted that it was entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. The Company also asserted that it had coverage for defense and/or indemnity under policies issued by another primary carrier, ACE American Insurance Company, f/k/a CIGNA Insurance Company (Ace American), and by its excess carrier, National Union Fire Insurance of Pittsburgh, PA (National Union). A coverage dispute concerning the St. Paul and Ace policies was commenced in Minnesota District Court, and a coverage dispute concerning the National Union policy was commenced in the Federal District Court for the District of Minnesota. All coverage disputes were then stayed pending resolution of the Jazz Photo v. Imation litigation. On March 16, 17 and 18, 2005, a Settlement Agreement and Release was executed between the Company and each of Ace American, St. Paul and National Union, respectively. Pursuant to those agreements, the insurers made the payments to Jazz Photo described above and the dispute actions have been dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)

Not applicable

(c) Registrant Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
	(a)	(b)	Units)	Dollar Value) of
	Total	Average	Purchased as	shares (or Units)
	Number of	Price	Part of	that May Yet Be
	Shares (or	Paid per	Publicly	Purchased Under
	Units)	Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs	Programs
January 1, 2005 – January 31 2005	-	-	-	3,716,400
February 1, 2005 – February 28, 2005	189,400	$34.11	189,400	3,527,000
March 1, 2005 – March 31, 2005	238,700	$35.26	238,700	3,288,300
Total	428,100	$34.75	428,100	3,288,300

In 1997, the Company’s Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock and in 1999 increased the authorization up to a total of 10 million shares. This program was announced on February 4, 1997 and the increased authorization was announced on January 26, 1999. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. This increased authorization was announced on August 4, 2004 and has no expiration date.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

     The following documents are filed as exhibits to this Report.

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp. (REGISTRANT)
Date: May 5, 2005	By:	/s/ Paul R. Zeller
Paul R. Zeller
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002