Form 10-Q
period 2005-06-30
IMATION CORP
filed 2005-08-04
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________ .
Commission file number: 1-14310

IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1838504 (I.R.S. Employer Identification No.)
1 Imation Place
Oakdale, Minnesota 55128
(Address of principal executive offices, including zip code)
(651) 704-4000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☑. No ☐.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,059,157 shares of Common Stock, par value $0.01 per share, were outstanding at August 1, 2005.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue	$301.5	$272.3	$616.5	$598.6
Cost of goods sold	226.3	205.2	459.0	441.4

Gross profit	75.2	67.1	157.5	157.2

Operating expenses:
Selling, general and administrative	38.0	41.5	76.4	85.6
Research and development	13.4	14.5	26.0	29.6
Restructuring and other	—	3.1	—	3.1

Total	51.4	59.1	102.4	118.3

Operating income	23.8	8.0	55.1	38.9

Other (income) and expense:
Interest income	(2.3)	(1.0)	(4.4)	(2.1)
Interest expense	0.2	0.2	0.3	0.3
Other, net	1.1	1.1	4.8	2.1

Total	(1.0)	0.3	0.7	0.3

Income from continuing operations before taxes	24.8	7.7	54.4	38.6

Income tax provision	9.0	1.8	7.8	12.6

Income from continuing operations	15.8	5.9	46.6	26.0

Discontinued Operations:
Income from operations of discontinued business, net of income taxes	0.9	0.9	1.5	2.2
Gain on disposal of discontinued business, net of income taxes	4.6	—	4.6	—

Income from discontinued operations, net of taxes	5.5	0.9	6.1	2.2

Net income	$21.3	$6.8	$52.7	$28.2

Earnings per common share — basic:
Continuing operations	$0.47	$0.17	$1.38	$0.73
Discontinued operations	$0.16	$0.03	$0.18	$0.07
Net income	$0.63	$0.20	$1.56	$0.80
Earnings per common share — diluted:
Continuing operations	$0.46	$0.16	$1.36	$0.72
Discontinued operations	$0.16	$0.02	$0.18	$0.06
Net income	$0.62	$0.19	$1.54	$0.78

Weighted average basic shares outstanding	33.7	35.5	33.7	35.5

Weighted average diluted shares outstanding	34.3	36.4	34.3	36.3

Cash dividends paid per common share	0.12	0.10	0.22	0.18

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and equivalents	$410.5	$397.1
Accounts receivable, net	172.6	181.0
Inventories	165.4	131.3
Other current assets	82.5	76.6

Total current assets	831.0	786.0

Property, plant and equipment, net	205.2	214.4
Other assets	76.8	110.2

Total assets	$1,113.0	$1,110.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$139.5	$128.2
Accrued payroll	19.3	11.7
Other current liabilities	88.7	135.3

Total current liabilities	247.5	275.2

Other liabilities	44.9	48.6

Shareholders’ equity	820.6	786.8

Total liabilities and shareholders’ equity	$1,113.0	$1,110.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$52.7	$28.2
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of discontinued operations:
Depreciation and amortization	19.9	25.2
Deferred income taxes	14.9	4.3
Restructuring and other	—	3.1
Gain on sale of Specialty Papers	(7.3)	—
Litigation settlement related to discontinued operations	(20.9)	—
Accounts receivable	(2.8)	31.4
Inventories	(41.6)	(35.1)
Other current assets	0.9	15.2
Accounts payable	15.8	(25.1)
Accrued payroll and other current liabilities	(5.6)	(8.0)
Income taxes payable	(0.4)	(12.8)
Other	0.4	3.7

Net cash provided by operating activities	26.0	30.1

Cash Flows from Investing Activities:
Capital expenditures	(9.5)	(20.3)
Purchase of investments	(14.1)	(26.2)
Proceeds from sale of investments	17.3	6.1
Proceeds from sale of Specialty Papers	16.0	—
Other	—	(0.8)

Net cash provided by (used in) investing activities	9.7	(41.2)

Cash Flows from Financing Activities:
Purchases of treasury stock	(15.9)	(14.0)
Dividend payments	(7.5)	(6.4)
Exercise of stock options and other	8.6	12.9

Net cash used in financing activities	(14.8)	(7.5)

Effect of exchange rate changes on cash	(7.5)	(0.8)

Net change in cash and equivalents	13.4	(19.4)
Cash and equivalents — beginning of period	397.1	411.4

Cash and equivalents — end of period	$410.5	$392.0

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

(In millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$21.3	$6.8	$52.7	$28.2

Add: Stock-based employee compensation expense included in net income, net of related tax effects	0.2	—	0.3	—

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.5)	(1.6)	(2.7)	(2.9)

Pro forma net income	$20.0	$5.2	$50.3	$25.3

Earnings per share:
Basic — as reported	$0.63	$0.20	$1.56	$0.80
Basic — pro forma	$0.59	$0.15	$1.49	$0.71

Diluted — as reported	$0.62	$0.19	$1.54	$0.78
Diluted — pro forma	$0.58	$0.14	$1.45	$0.70
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

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
Weighted average common shares outstanding	33.7	35.5	33.7	35.5

Dilutive effect of stock-based compensation plans	0.6	0.9	0.6	0.8

Weighted average diluted shares outstanding	34.3	36.4	34.3	36.3

As of June 30, 2005 and 2004, certain options to purchase approximately 959,500 and 152,500 shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

(In millions)

	June 30,	December 31,
	2005	2004
Accounts Receivable
Accounts receivable	$184.9	$193.8
Less allowances	(12.3)	(12.8)

Accounts receivable, net	$172.6	$181.0

Inventories
Finished goods	$127.3	$94.8
Work in process	13.5	14.7
Raw materials and supplies	24.6	21.8

Total inventories	$165.4	$131.3

Other Current Assets
Deferred income taxes	$27.7	$35.1
Short-term investments	35.6	18.1
Receivables from insurance companies	—	4.1
Restricted cash	—	1.2
Other	19.2	18.1

Total other current assets	$82.5	$76.6

Property, Plant and Equipment
Property, plant and equipment	$710.7	$750.8
Less accumulated depreciation	(505.5)	(536.4)

Property, plant and equipment, net	$205.2	$214.4

Other Assets
Deferred income taxes	$28.5	$37.0
Long-term investments	8.3	31.2
Intangible assets	20.2	23.1
Goodwill	12.3	12.3
Other	7.5	6.6

Total other assets	$76.8	$110.2

Other Current Liabilities
Employee separation costs	$3.7	$15.9
Rebates	25.8	32.9
Litigation settlement	—	25.0
Income taxes	6.5	9.6
Other	52.7	51.9

Total other current liabilities	$88.7	$135.3

Other Liabilities
Pension	$19.5	$21.0
Other	25.4	27.6

Total other liabilities	$44.9	$48.6

5. LITIGATION, COMMITMENTS AND CONTINGENCIES
During the first quarter of 2005, the Company satisfied the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004 as a component of the results of discontinued operations.
6. RESTRUCTURING
During the fourth quarter of 2004, the Company recorded severance and other charges of $16.6 million related to its Data Storage and Information Management reporting segment to lower overall operating costs, simplify structure, and improve decision making speed. The charge includes $15.3 million for estimated cash severance payments and related benefits associated with the planned reduction in headcount of approximately 260 employees, the majority of which was completed by June 30, 2005. The other charges of $1.3 million include pension related costs associated with severed employees and lease termination costs.
During the second quarter of 2004, the Company recorded severance and other charges of $3.1 million related to its Data Storage and Information Management reporting segment. The charges related to a plan to close the Company’s production facility in Tucson, Arizona and international administrative and sales employee reductions. The restructuring is impacting approximately 280 positions. It is anticipated that the Tucson facility will be closed by December 31, 2005. Ongoing production activities from this facility will be shifted to other facilities as the shutdown occurs. The charges consist of estimated severance payments and related benefits.
The following tables summarize the activity related to the Company’s 2004 restructuring programs. Changes in the restructuring accruals during the first six months of 2005 were as follows:

		No. of
		Employees
(Dollars in millions)	Amount	Affected

Balance, December 31, 2004	$15.9	250
Usage	(12.2)	(142)

Balance, June 30, 2005	$3.7	108

On a cumulative basis through June 30, 2005, the status of the restructuring accruals was as follows:

	Program	Cumulative	Net	Liability as of
(Dollars in millions)	Amounts	Usage	Adjustments	June 30, 2005

Severance	$18.0	$(14.4)	$(0.2)	$3.4
Pension and Lease Termination Costs	1.7	(1.4)	—	0.3

Total	$19.7	$(15.8)	$(0.2)	$3.7

				Balance as of
	Program	Cumulative Reductions and		June 30,
	Amounts	Adjustments		2005

No. of employees affected	540	(432)		108
7. RETIREMENT PLANS
Employer Contributions
During the six months ended June 30, 2005, approximately $7.8 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing an additional $2 million to $7 million to fund its pension plans during the last six months of 2005.
Components of Net Periodic Pension Cost
(In millions)

	Three months ended		Six months ended
U.S. Plan	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$2.7	$2.6	$5.4	$5.2
Interest cost	1.8	1.8	3.6	3.5
Expected return on plan assets	(2.2)	(2.1)	(4.4)	(4.3)
Amortization of prior service cost	0.1	—	0.2	0.1
Amortization of net loss	—	0.1	—	0.1
Special termination benefits(1)	—	0.4	—	0.4

Net periodic pension cost	$2.4	$2.8	$4.8	$5.0

(1)	In the second quarter of 2004, $0.4 million was recognized for employee benefits associated with the restructuring charges recorded during the quarter.

	Three months ended		Six months ended
International Plans	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	0.8	0.7	1.6	1.5
Expected return on plan assets	(0.7)	(0.6)	(1.4)	(1.3)
Amortization of unrecognized items and other	0.1	0.1	0.2	0.3

Net periodic pension cost	$0.3	$0.4	$0.6	$0.8

8. COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consist of the following:

			Minimum
			Pension	Accumulated
	Cumulative	Cash Flow	Liability	Other
	Translation	Hedging, net of	Adjustment, net	Comprehensive
(In millions)	Adjustment	tax	of tax	(Loss) Income

Balance, December 31, 2004	$(71.6)	$(1.1)	$(12.4)	$(85.1)
First quarter 2005 change	(3.5)	0.6	—	(2.9)

Balance, March 31, 2005	(75.1)	(0.5)	(12.4)	(88.0)
Second quarter 2005 change	(6.7)	1.0	—	(5.7)

Balance, June 30, 2005	$(81.8)	$0.5	$(12.4)	$(93.7)

Comprehensive income for the three and six months ended June 30, 2005 and 2004 consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Net income	$21.3	$6.8	$52.7	$28.2
Cumulative translation adjustment	(6.7)	(2.7)	(10.2)	(2.7)
Cash flow hedging and adjustments for available-for-sale securities	1.0	1.7	1.6	3.1

Comprehensive income	$15.6	$5.8	$44.1	$28.6

9. DISCONTINUED OPERATIONS
On June 30, 2005, the Company closed on the sale of its Specialty Papers business to Nekoosa Coated Products, LLC for $17.0 million, with the potential for up to an additional $4.0 million in consideration over the next three years, contingent on performance of the business. Upon closing, the Company received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years subject to certain post closing adjustments. A gain of $4.6 million, net of taxes of $2.7 million, was recognized on the sale.
In connection with the sale, the Company will receive reimbursement for certain transition services that the Company has agreed to provide to Nekoosa Coated Products, LLC while it integrates accounting and information systems. These reimbursements are not expected to be significant and will be treated as a reduction of general and administrative expenses in the Consolidated Statement of Operations. Specialty Papers is reported as a discontinued operation as the operations and cash flows of the Specialty Papers business have been eliminated from that of the Company and there will not be significant continuing involvement in the Specialty Papers business in the future. As such, the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. As a result, the Company’s remaining segment is Data Storage and Information Management.

The results of the Specialty Papers business excluding general corporate overhead allocations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Revenues	$9.9	$11.8	$20.1	$24.8
Income before taxes	1.7	2.3	3.5	4.9
Income tax provision	0.7	0.9	1.3	1.9

Income from discontinued operations, net of taxes	$1.0	$1.4	$2.2	$3.0

In the first and second quarters of 2005, the Company recorded expenses of $0.6 million and $0.1 million, net of tax, respectively, related to litigation costs from the Jazz Photo litigation, the settlement of which was completed in the first quarter of 2005, as discussed in Note 5. Such expenses were $0.3 million and $0.5 million, net of tax, for the first and second quarter of 2004, respectively.
10. DERIVATIVES AND HEDGING ACTIVITIES
The Company maintains a foreign currency exposure management policy that allows for the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows resulting from such transactions. As of June 30, the derivative instruments range in duration from less than one to six months. The Company does not hold or issue derivative financial instruments for speculative or trading purposes and is not a party to leveraged derivatives.
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
Cash Flow Hedges. The Company attempts to mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through the use of foreign currency option and forward contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive income (loss) with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive income (loss) are reclassified into earnings in the same category as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively, with gains and losses that were deferred in other accumulated comprehensive income (loss) being recognized in current period operations. As of June 30, 2005, cash flow hedges ranged in duration from one to six months and had a total notional amount of $72.9 million. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses of $0.3 million, were reclassified into operations during the quarter ended June 30, 2005. The amount of net deferred gains on foreign currency cash flow hedges included in other comprehensive income (loss) in shareholders’ equity as of June 30, 2005 was $0.9 million, pre-tax, which depending on market factors is expected to reverse or be reclassified into operations in 2005.

Other Hedges. The Company enters into foreign currency forward contracts, generally with durations of less than two months, to manage foreign currency exposure of its monetary assets and liabilities denominated in foreign currencies. The Company records the estimated fair value of these forwards within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in earnings. As of June 30, 2005, the Company had a notional amount of forward contracts of $40.1 million to hedge the Company’s recorded balance sheet exposures.
Fair Value Disclosure. As of June 30, 2005, the fair value of the Company’s foreign currency forward and option contracts outstanding was an asset balance of $2.3 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
11. INCOME TAXES
The Company recognized a one-time tax benefit of $12.0 million, or $0.35 per diluted share, in the first quarter of 2005 related to the favorable resolution of a U.S. tax matter. The matter involved the U.S. treatment of tax benefits associated with changes to the Company’s European structure initiated in 2000 that were approved in the first quarter of 2005 by U.S. tax authorities.
12. NEW ACCOUNTING STANDARDS
In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. The Company is currently evaluating its transition alternatives. The impact of stock-based compensation accounted for under SFAS No. 123 is shown in Note 2.

13. REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing. This report is not a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of June 30, 2005, and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 10, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 4, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Imation’s business is developing, manufacturing, sourcing, marketing and distributing removable magnetic, optical and solid-state “flash” memory storage media products for users of digital information technology. These products range from floppy diskettes, recordable CDs and DVDs, solid state removable flash memory, micro hard drives and tape cartridges used in small and medium businesses to high capacity tape cartridges used in large automated tape silos. These products are sold in the U.S. and in approximately 100 other countries. Approximately 63 percent of the Company’s second quarter 2005 revenues came from outside the U.S.
The data storage market presents growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, ongoing and variable price erosion, diverse distribution channels, and a large variety of formats for tape, optical, flash and removable products. Last year, during the second quarter, price competition for removable optical products was unusually strong. This resulted from increased product supply as significant additional manufacturing capacity in Asia came on-line, coupled with softer than expected demand for the Company’s products principally in the U.S. and Europe. Price reductions in optical products moderated somewhat during the second half of 2004 and the first half of 2005.
The Company delivers a broad portfolio of products across diverse distribution channels and geographies. Success in this market is dependent on being early to market with new formats, having efficient sourcing, manufacturing and supply chain operations, maintaining competitive total delivered cost, working closely with leading OEM’s (Original Equipment Manufacturers) to develop new formats or enhancements to existing formats, offering a broad assortment of products across multiple competing technology platforms, and having broad geographic and market coverage across diverse distribution channels.
While the demand for data storage media continues to grow at a modest rate, the highest revenue growth opportunities include newer tape formats in open system environments, recordable optical discs, which currently are more consumer oriented products, and removable flash memory. These higher growth opportunities provide revenue streams that are typically at lower gross profit margins than the Company’s historical gross margins on magnetic media products.
The Company’s strategy is to take advantage of these growth opportunities by establishing strategic sourcing, brand distribution, and licensing arrangements and by implementing a relatively flat and efficient operating structure. For example, while the Company has manufacturing operations, intellectual property, patents and know-how across a broad range of storage related media technologies, it also sources some products from third party manufacturers. As a result, the Company’s business is a combination of a manufacturer and a brand distributor. This strategy can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenues. Further, the Company launched various restructuring activities in 2004 to lower overall operating costs, simplify structure, and improve decision making speed. In addition, the Company is implementing lean enterprise principles throughout the Company, starting in manufacturing and critical business processes. The emphasis of lean enterprise principles is speed, quality and competitive cost across all key functions and processes.

Sale of Specialty Papers
On June 30, 2005, the Company closed on the sale of its Specialty Papers business to Nekoosa Coated Products, LLC for $17.0 million, with the potential for up to an additional $4.0 million in consideration over the next three years, contingent on performance of the business. Upon closing, the Company received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years subject to certain post closing adjustments. In accordance with applicable accounting rules, the results of this segment for the current and prior periods have been reported as discontinued operations as the operations and cash flows of the Specialty Papers business have been eliminated from the ongoing operations of the Company and there will not be significant continuing involvement in the Specialty Papers operations in the future. As such, the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. General corporate overhead costs previously allocated to the Specialty Papers segment have not been allocated to discontinued operations.
Results of Operations
Comparison of Three Months Ended June 30, 2005 and 2004
Net revenue of $301.5 million increased 10.7 percent from last year’s second quarter revenue of $272.3 million (adjusted to reflect the sale of Specialty Papers with its results reported in discontinued operations). U.S. revenue totaled $111.4 million, or 37 percent of worldwide revenue, compared with $105.1 million, or 39 percent, from a year ago. Non-U.S. revenue totaled $190.1 million, or 63 percent of worldwide revenue, compared with $167.2 million, or 61 percent, from a year ago. The revenue improvement in the second quarter of 2005 was caused by volume increases of approximately 23 percent and the effect of a positive currency exchange rate translation of approximately two percent partially offset by price declines of approximately 14 percent. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing changes can be impacted by changes in foreign currency exchange rates. Revenue growth was driven by optical media products as the Company benefited from growth in its Global Data Media joint venture and DVD products. Also contributing to the growth were flash media products and LTO mid-range tape products.
Gross profit in second quarter 2005 was $75.2 million or 25.0 percent of revenue, compared to $67.1 million, or 24.6 percent of revenue in the second quarter of 2004. The prior year period included inventory related charges of $9.0 million associated with competitive market pricing of optical media products. The year over year improvement in gross margin was primarily due to these charges in 2004, higher optical gross margins and better factory utilization, offset in part by product mix.
Selling, general and administrative (SG&A) expenses in the second quarter of 2005 were $38.0 million, or 12.6 percent of revenue, compared to $41.5 million, or 15.2 percent of revenue in the second quarter of 2004. The decrease in SG&A as a percent of revenue was primarily due to the Company’s cost reduction efforts taken during 2004.

Research and development (R&D) costs were $13.4 million, or 4.5 percent of revenue in the second quarter of 2005, as compared to $14.5 million, or 5.3 percent of revenue in the second quarter of 2004. The decrease is due to the Company’s cost reduction efforts taken during 2004 as the Company focused resources on higher priority projects within the R&D organization.
The second quarter of 2004 included restructuring and other charges of $3.1 million. The charges related to a plan to close the Company’s production facility in Tucson, Arizona, as well as international administrative and sales employee reductions.
Based on the above factors, operating income in the second quarter of 2005 was $23.8 million, or 7.9 percent of revenue, compared with operating income of $8.0 million, or 2.9 percent of revenue for the same period last year.
The Company recognized income of $1.0 million and expense of $0.3 million for the quarters ended June 30, 2005 and 2004, respectively, in other income and expense. The improvement reflects increased interest income from higher invested cash balances and higher interest rates.
The tax rate for the second quarter of 2005 was approximately 36 percent compared to 23 percent in the second quarter of 2004. The lower rate in the prior year was due to lower pre-tax income and one-time tax benefits associated with the better than expected results related to the taxation of certain foreign income on the U.S. Federal tax return.
Income from continuing operations in the second quarter of 2005 was $15.8 million, or $0.47 per basic share and $0.46 per diluted share, compared with income from continuing operations of $5.9 million, or $0.17 per basic share and $0.16 per diluted share, in the second quarter of 2004.
Discontinued operations during the second quarter of 2005 included a gain of $4.6 million, net of tax, related to the sale of the Specialty Papers business. In addition, the after tax income from the operations of the Specialty Papers business was $1.0 million and $1.4 million for the second quarter of 2005 and 2004, respectively. These results exclude corporate overhead costs previously allocated to this business. Discontinued operations also included a loss of $0.1 million and $0.5 million, net of taxes, in the second quarter of 2005 and 2004, respectively, related to the Jazz Photo litigation costs.
Net income in the second quarter of 2005 was $21.3 million, or $0.63 per basic share and $0.62 per diluted share, compared with net income of $6.8 million, or $0.20 per basic share and $0.19 per diluted share, in the second quarter of 2004.
Comparison of Six Months Ended June 30, 2005 and 2004
On a year to date basis, net revenue of $616.5 million increased 3.0 percent from last year’s revenues of $598.6 million (adjusted to reflect the sale of Specialty Papers with its results reported in discontinued operations). For the year to date period, U.S. revenue totaled $219.2 million, or 36 percent of worldwide revenue, compared with $227.0 million, or 38 percent, from a year ago. Non-U.S. revenue totaled $397.3 million, or 64 percent of worldwide revenue, compared with $371.6 million, or 62 percent, from a year ago. The revenue improvement in the first half of 2005 was caused by volume increases of approximately 16 percent and the effect of a positive currency exchange rate translation of approximately two percent partially offset by price declines of approximately 15 percent. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing changes can be impacted by changes in foreign currency exchange rates. Revenue growth was driven by optical media products as the Company benefited from growth in its Global Data Media joint venture and DVD products. Also contributing to the growth were flash media products. These increases were partially offset by a decline in diskette sales.

Gross profit on a year to date basis was $157.5 million or 25.6 percent of revenue, compared to $157.2 million, or 26.3 percent of revenue in the first half of 2004. The second quarter of 2004 included inventory related charges of $9.0 million associated with competitive market pricing of optical media products. The decrease in gross profit percentage was primarily due to a higher proportion of lower gross margin products in the overall sales mix, offset partially by the inventory related charges in the second quarter of last year.
Selling, general and administrative expenses for the first six months of 2005 were $76.4 million, or 12.4 percent of revenue, compared to $85.6 million, or 14.3 percent of revenue, in the first half of 2004. The decrease in SG&A as a percent of revenue was primarily due to the Company’s cost reduction efforts taken during 2004.
Research and development costs were $26.0 million, or 4.2 percent of revenue on a year to date basis, as compared to $29.6 million, or 4.9 percent of revenue in the first six months of 2004. The decrease is due to the Company’s cost reduction efforts taken during 2004 as the Company focused on higher priority projects within the R&D organization.
The second quarter of 2004 included restructuring and other charges of $3.1 million. The charges related to a plan to close the Company’s production facility in Tucson, Arizona, as well as international administrative and sales employee reductions.
Based on the above factors, operating income in the first half of 2005 was $55.1 million, or 8.9 percent of revenues, compared with operating income of $38.9 million, or 6.5 percent of revenues, for the same period last year.
Other income and expense was a cost of $0.7 million and $0.3 million for the year to date periods ended June 30, 2005 and 2004, respectively. The increase was due to several factors including the $1.9 million impairment recorded in the first quarter of 2005 on an investment that had an other-than-temporary decline in value and an increase in the expense related to minority interests of $1.3 million, partially offset by an increase in interest income of $2.3 million from higher invested cash balances and higher rates.
The tax provision on a year to date basis was $7.8 million resulting in a rate of 14 percent compared to a tax provision of $12.6 million resulting in a rate of 33 percent in the first six months of 2004. The reduction in the current year related to the favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit of $12.0 million, or $0.35 per diluted share, in the first quarter of 2005. The matter involved the U.S. treatment of tax benefits associated with changes to the Company’s European structure initiated in 2000 that were approved by U.S. tax authorities in the first quarter of 2005, resulting in the reversal of an income tax accrual.

Income from continuing operations in the first six months of 2005 was $46.6 million, or $1.38 per basic share and $1.36 per diluted share, compared with income from continuing operations of $26.0 million, or $0.73 per basic share and $0.72 per diluted share, in the first half of 2004. The one-time tax benefit of $12.0 million discussed above resulted in an additional $0.35 per diluted share in the first quarter of 2005.
Discontinued operations during the first six months of 2005 included a gain of $4.6 million, net of tax, related to the sale of the Specialty Papers business. In addition, the after tax income from the operations of the Specialty Papers business was $2.2 million and $3.0 million for the first six months of 2005 and 2004, respectively. These results exclude corporate overhead costs previously allocated to this business. Discontinued operations also included a loss of $0.7 million and $0.8 million, net of taxes, in the first six months of 2005 and 2004, respectively, related to the Jazz Photo litigation costs.
Year to date net income was $52.7 million, or $1.56 per basic share and $1.54 per diluted share, compared with net income of $28.2 million, or $0.80 per basic share and $0.78 per diluted share, in the first half of 2004.
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
Changes in foreign currency exchange rates in the first six months of 2005 positively impacted worldwide revenues by approximately two percent due to favorable translation. The impact on profits is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that over time work to offset translation benefits. For example, the Company has generally experienced increased price erosion internationally as the dollar has weakened. In addition, the weak dollar negatively impacts some regional business activity. The Company’s objective is to hedge a portion of the Euro operating income exposure through a combination of currency forwards and options, which protects a portion of operating income against downside risk but enables the Company to capture upside benefits from favorable translation (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q).
Financial Position
As of June 30, 2005, the Company’s cash and equivalents balance was $410.5 million, an increase of $13.4 million from $397.1 million as of December 31, 2004. This increase is due to several factors including the proceeds of $16.0 million from the sale of the Specialty Papers business and operating cash flows of $26.0 million, partially offset by share repurchases of $15.9 million and the payment of dividends of $7.5 million. The Company also has other investments, which totaled $35.6 million and $42.5 million as of June 30, 2005 and December 31, 2004, respectively, related to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets or other assets depending on the time remaining to maturity.

Accounts receivable days sales outstanding was 46 as of June 30, 2005, up one day from December 31, 2004. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable balance. Days of inventory supply was 68 as of June 30, 2005 compared to 53 days as of December 31, 2004.
Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in days of inventory supply was due primarily to two factors. The Company increased inventory levels in anticipation of future demand for a new large retail customer, who will be coming on stream with a full product offering in the second half of 2005. In addition, as the Company prepares to close the Tucson manufacturing facility, it is building inventory of some legacy chrome-based tape products which it anticipates selling over time. The result was an increase in the inventory balance of $34.1 million to $165.4 million as of June 30, 2005 from $131.3 million as of December 31, 2004.
Other current assets were $82.5 million as of June 30, 2005 compared to $76.6 million as of December 31, 2004. The increase was caused by the maturation of certain of the Company’s cash investments which caused them to move from long-term to short-term assets, partially offset by a reduction in current deferred taxes and the settlement of the insurance receivable related to the Jazz Photo litigation.
Other assets were $76.8 million as of June 30, 2005 compared to $110.2 million as of December 31, 2004. The decrease was caused by the maturation of certain of the Company’s cash investments which caused them to move from long term to short-term assets, as well as a decrease in long-term deferred taxes.
Other current liabilities were $88.7 million as of June 30, 2005 compared to $135.3 million as of December 31, 2004. The decrease during the period was caused mainly by reductions of $12.2 million paid for employee separation costs as well as the payment of the settlement of the Jazz Photo litigation recorded in the fourth quarter, which decreased other current liabilities by $25.0 million and other current assets by $4.1 million.
Liquidity and Capital Resources
Cash provided by operating activities of $26.0 million in the first six months of 2005 was driven by net income of $52.7 million. The $26.0 million of cash generated from operations includes cash outflows for the increase in inventory balance the Company experienced during the period and was after payment of the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004, and included $12.2 million paid for severance costs related to the Company’s 2004 restructuring programs. Cash provided by operating activities of $30.1 million in the first six months of 2004 was driven by net income of $28.2 million.

Cash provided by investing activities was $9.7 million in the first six months of 2005 and cash used in investing activities was $41.2 million in the first six months of 2004. Investing activities primarily relate to capital spending of $9.5 million and proceeds of $16.0 million from the sale of Specialty Papers in the first six months of 2005. Investing activities primarily related to capital spending of $20.3 million and net purchases of investments of $20.1 million in the first six months of 2004. The investments relate to investment grade interest bearing securities with maturities greater than three months and are classified as other current assets or other assets, depending on the time remaining to maturity.
Cash used in financing activities was $14.8 million in the first six months of 2005 and $7.5 million in the first six months of 2004. Cash usages in 2005 were driven by share repurchases of $15.9 million and dividend payments of $7.5 million, offset partially by cash inflows of $8.6 million related to the exercise of stock options. Cash usages for the same period in 2004 were driven by share repurchases of $14.0 million and dividend payments of $6.4 million, offset by cash inflows of $12.9 million related to the exercise of stock options.
As of June 30, 2005, the Company does not have any debt outstanding. The Company maintains a Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum based on the Company’s consolidated leverage ratio is payable on the line of credit. In addition, a utilization fee ranging from zero to 0.25 percent per annum based on the Company’s consolidated leverage ratio is payable on the line of credit. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to materially restrict its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of June 30, 2005 and the Company was in compliance with all covenants under the Credit Agreement.
In addition, certain international subsidiaries have arranged borrowings locally outside of the Credit Agreement discussed above. As of June 30, 2005, there were no borrowings outstanding under such arrangements.
In 1997, the Company’s Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the first six months of 2005, the Company repurchased 0.5 million shares. As of June 30, 2005, the Company had repurchased 2.7 million shares under this authorization and held, in total, 9.1 million shares of treasury stock acquired at an average price of $24.61 per share.

The Company paid a cash dividend of $0.10 per share, or $3.4 million, during the first quarter of 2005 and paid a cash dividend of $0.12 per share, or $4.1 million, during the second quarter of 2005. On August 3, 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share, payable September 30, 2005, to shareholders of record at the close of business on September 15, 2005. Any future dividends are at the discretion of and subject to the approval of the Company’s Board of Directors.
As previously disclosed, the Company expects to contribute $10 million to $15 million to its pension plans in 2005. As of June 30, 2005, approximately $7.8 million of contributions have been made.
The Company’s current liquidity needs for 2005 include the following: capital expenditures targeted to be approximately $15 to $20 million; pension funding of $2 million to $7 million; operating lease payments of approximately $7 million; severance payments related to restructuring of approximately $3 million; any amounts associated with the repurchase of common stock under the authorizations discussed above or any dividends that may be paid upon approval of the Board of Directors; and normal requirements to fund operating activities. The Company expects that cash and equivalents plus long term cash investments, together with cash flow from operations and availability of borrowings under its current and future sources of financing, provides liquidity sufficient to meet these needs and operate the Company.
Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.
Contractual Obligations
A table of the Company’s contractual obligations was provided in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to the Company’s contractual obligations during the first six months of 2005.
Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to these accounting policies during the first six months of 2005.
New Accounting Standards
In December, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. The Company is currently evaluating its transition alternatives.

Forward-Looking Statements and Risk Factors
The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current outlook for fiscal year 2005, and are subject to the risks and uncertainties described below.
•	Total Company revenue for the full year 2005 is targeted to grow between 3 and 5 percent or to a range of $1.21 billion and $1.23 billion.

•	Full year 2005 operating income is targeted between $93 million and $98 million. The Company’s previous guidance was $87 million to $92 million which included approximately $7 million of operating income associated with the Specialty Papers business. Excluding any contribution from Specialty Papers, this represents an increase of approximately $13 million in the Company’s operating income outlook over previous guidance. In 2004, the Company’s operating income (adjusted to reflect the reporting of Specialty Papers as discontinued operations) of $44.6 million included charges of $25.2 million from restructuring and other items. Thus, full year 2005 operating income is estimated to grow between 33 and 40 percent over the $69.8 million as adjusted to reflect the sale of Specialty Papers and to eliminate the 2004 restructuring and other items.

•	Fully diluted earnings per share from continuing operations is targeted between $2.10 and $2.17 for the full year 2005 which includes the $0.35 per share benefit from a favorable tax ruling recorded in the first quarter.

•	Capital spending for 2005 is targeted in the range of $25 million to $30 million, down from previous guidance of $35 million.

•	Depreciation and amortization for 2005 is targeted at $40 million, down from previous guidance between $40 million and $45 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except for the paragraph noted below, there has been no material change since the Company’s Annual Report Form 10-K for the year ended December 31, 2004. For further information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Also, see information on derivatives and hedging activities in Note 10 to the Consolidated Financial Statements of this Form 10-Q.
As of June 30, 2005, the Company had $113.0 million notional amount of foreign currency forward and option contracts of which $40.1 million hedged recorded balance sheet exposures. This compares to $176.2 million notional amount of foreign currency forward and option contracts as of December 31, 2004, of which $51.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2005 by $8.0 million.
Item 4. Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2005, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President, Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended June 30, 2005, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Item 1 “Legal Proceedings” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2005, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2005 would not be material to the Company’s financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (b)
Not applicable
(c) Registrant Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
	(a)	(b)	Units)	Dollar Value) of
	Total	Average	Purchased as	Shares (or Units)
	Number of	Price	Part of	that May Yet Be
	Shares (or	Paid per	Publicly	Purchased Under
	Units)	Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs	Programs
April 1, 2005 – April 30 2005	—	—	—	3,288,300
May 1, 2005 – May 31, 2005	25,200	$37.10	25,200	3,263,100
June 1, 2005 – June 30, 2005	—	—	—	3,263,100
Total	25,200	$37.10	25,200	3,263,100
The Company currently has a share repurchase program authorized by the Board of Directors. The program was originally authorized by the Board in 1997 for the repurchase of up to six million shares of the Company’s common stock and that authorization was increased to 10 million shares in 1999. The program was announced on February 4, 1997 and the increased authorization was announced on January 26, 1999. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, by expanding the remaining authorization (1.8 million shares as of June 30, 2004), to a total of six million shares. This increased authorization was announced on August 4, 2004 and has no expiration date.

Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s 2005 Annual Meeting of Shareholders held on May 4, 2005, the shareholders approved the following:
(a) A proposal to elect three Class III directors of the Company to serve for three-year terms ending in 2008, as follows:

Directors	Votes For	Votes Withheld
Linda W. Hart	27,208,371	2,281,318
Bruce A. Henderson	28,608,083	861,606
Charles Reich	28,168,489	1,321,200
There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class II directors for a term ending in 2007- Glen A. Taylor, Daryl J. White and Charles A. Haggerty; and Class I directors for a term ending in 2006- Michael S. Fields, L. White Matthews, III and Ronald T. LeMay.
(b) A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as independent registered public accounting firm for the Company for the year ending December 31, 2005. The proposal received 29,199,410 votes for, and 135,485 against, ratification. There were 154,794 abstentions and no broker non-votes.
(c) A proposal to approve the 2005 Stock Incentive Plan. The proposal received 17,352,400 votes for, and 8,340,856 against, approval. There were 317,188 abstentions and 3,479,245 broker non-votes.
Item 5. Other Information
Not Applicable
Item 6. Exhibits
     The following documents are filed as exhibits to this Report.
10.1	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.2	Form of 2005 Stock Incentive Plan Stock Option Agreement for employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.3	Form of 2005 Stock Incentive Plan Stock Option Agreement for executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.4	Form of 2005 Stock Incentive Plan Stock Option Agreement for directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.5	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement for employees (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.6	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement for executive officers (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.7	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.8	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement for executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.9	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement for executive officers (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.10	Form of 2000 Stock Incentive Plan Stock Option Agreements for employees (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.11	Form of 2000 Stock Incentive Plan Stock Option Agreements for executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.12	Form of Restricted Stock Award Agreement between the Company and Frank Russomanno (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

10.13	Director Compensation Program (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on May 9, 2005)

15.1	Awareness Letter from the Company’s Independent Registered Public Accounting Firm regarding Unaudited Interim Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp. (REGISTRANT)

Date: August 4, 2005	By:	/s/ Paul R. Zeller

Paul R. Zeller Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

15.1	Awareness Letter from the Company’s Independent Registered Public Accounting Firm regarding Unaudited Interim Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002