Form 10-Q
period 2005-09-30
IMATION CORP
filed 2005-11-02
CIK 1014111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Yes  ☑. No  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐. No  ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,300,178 shares of Common Stock, par value $0.01 per share, were outstanding at October 31, 2005.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue	$298.6	$259.3	$915.1	$857.9
Cost of goods sold	228.1	200.3	687.1	641.7

Gross profit	70.5	59.0	228.0	216.2

Operating expenses:
Selling, general and administrative	33.8	38.6	110.2	124.2
Research and development	13.1	13.7	39.1	43.3
Restructuring and other	—	—	—	3.1

Total	46.9	52.3	149.3	170.6

Operating income	23.6	6.7	78.7	45.6

Other (income) and expense:
Interest income	(3.3)	(1.3)	(7.7)	(3.4)
Interest expense	0.2	0.2	0.5	0.5
Other, net	1.4	0.6	6.2	2.7

Total	(1.7)	(0.5)	(1.0)	(0.2)

Income from continuing operations before income taxes	25.3	7.2	79.7	45.8

Income tax provision (benefit)	8.5	(1.5)	16.3	11.1

Income from continuing operations	16.8	8.7	63.4	34.7

Discontinued Operations:
Income from operations of discontinued business, net of income taxes	—	0.9	1.5	3.1
Gain on disposal of discontinued business, net of income taxes	—	—	4.6	—

Income from discontinued operations, net of income taxes	—	0.9	6.1	3.1

Net income	$16.8	$9.6	$69.5	$37.8

Earnings per common share — basic:
Continuing operations	$0.49	$0.25	$1.87	$0.98
Discontinued operations	$—	$0.03	$0.18	$0.09
Net income	$0.49	$0.27	$2.05	$1.07

Earnings per common share — diluted:
Continuing operations	$0.48	$0.24	$1.84	$0.96
Discontinued operations	$—	$0.03	$0.18	$0.09
Net income	$0.48	$0.27	$2.01	$1.05

Weighted average basic shares outstanding	34.1	35.0	33.9	35.3

Weighted average diluted shares outstanding	34.9	35.7	34.5	36.0

Cash dividends paid per common share	0.12	0.10	0.34	0.28

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$441.5	$397.1
Accounts receivable, net	176.9	181.0
Inventories	167.1	131.3
Other current assets	79.5	76.6

Total current assets	865.0	786.0

Property, plant and equipment, net	197.5	214.4
Other assets	72.6	110.2

Total assets	$1,135.1	$1,110.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$129.3	$128.2
Accrued payroll	20.4	11.7
Other current liabilities	100.0	135.3

Total current liabilities	249.7	275.2

Other liabilities	46.6	48.6

Shareholders’ equity	838.8	786.8

Total liabilities and shareholders’ equity	$1,135.1	$1,110.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$69.5	$37.8
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of discontinued operations:
Depreciation and amortization	29.8	34.6
Deferred income taxes	11.3	8.2
Restructuring and other	—	3.1
Gain on sale of Specialty Papers	(7.3)	—
Deferred income taxes, discontinued operations	8.0	—
Litigation settlement related to discontinued operations	(20.9)	—
Accounts receivable	(7.2)	39.9
Inventories	(43.5)	0.5
Other current assets	(2.5)	8.3
Accounts payable	5.8	(53.5)
Accrued payroll and other current liabilities	1.4	(17.8)
Income taxes payable	0.2	(16.4)
Other, net	2.7	5.3

Net cash provided by operating activities	47.3	50.0

Cash Flows from Investing Activities:
Capital expenditures	(14.7)	(28.4)
Purchase of investments	(15.8)	(35.6)
Proceeds from sale of investments	23.3	10.0
Proceeds from sale of Specialty Papers	16.0	—
Other, net	4.7	0.8

Net cash provided by (used in) investing activities	13.5	(53.2)

Cash Flows from Financing Activities:
Purchase of treasury stock	(15.9)	(75.5)
Dividend payments	(11.6)	(9.8)
Exercise of stock options	18.6	16.8

Net cash used in financing activities	(8.9)	(68.5)

Effect of exchange rate changes on cash	(7.5)	(0.1)

Net change in cash and cash equivalents	44.4	(71.8)
Cash and cash equivalents — beginning of period	397.1	411.4

Cash and cash equivalents — end of period	$441.5	$339.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The interim consolidated financial statements of Imation Corp. (Imation or the Company) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and notes are presented in accordance with the requirements for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2004.
2. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.
The Company elected to retain its method of accounting as described above and has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for stock options as all options granted had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under the Company’s Stock Incentive Program. The table below illustrates the effect on net income and earnings per share if the fair value of options previously granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for additional information regarding employee stock plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$16.8	$9.6	$69.5	$37.8
Add: Stock-based employee compensation expense included in net income, net of income tax	0.2	0.1	0.5	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method of accounting, net of income tax	(1.5)	(2.0)	(4.2)	(4.9)

Pro forma net income	$15.5	$7.7	$65.8	$33.0

Earnings per share:
Basic — as reported	$0.49	$0.27	$2.05	$1.07
Basic — pro forma	$0.45	$0.22	$1.94	$0.93

Diluted — as reported	$0.48	$0.27	$2.01	$1.05
Diluted — pro forma	$0.44	$0.22	$1.89	$0.92
3. WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING
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

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Weighted average common shares outstanding	34.1	35.0	33.9	35.3

Dilutive effect of stock-based compensation plans	0.8	0.7	0.6	0.7

Weighted average diluted shares outstanding	34.9	35.7	34.5	36.0

As of September 30, 2005 and 2004, certain options to purchase approximately 123,000 and 850,000 shares, respectively, of the Company’s common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,	December 31,
(In millions)	2005	2004
Accounts Receivable
Accounts receivable	$189.2	$193.8
Less allowances	(12.3)	(12.8)

Accounts receivable, net	$176.9	$181.0

Inventories
Finished goods	$133.5	$94.8
Work in process	11.5	14.7
Raw materials and supplies	22.1	21.8

Total inventories	$167.1	$131.3

Other Current Assets
Deferred income taxes	$24.9	$35.1
Short-term investments	32.5	18.1
Receivables from insurance companies	—	4.1
Restricted cash	—	1.2
Other	22.1	18.1

Total other current assets	$79.5	$76.6

Property, Plant and Equipment
Property, plant and equipment	$697.1	$750.8
Less accumulated depreciation	(499.6)	(536.4)

Property, plant and equipment, net	$197.5	$214.4

Other Assets
Deferred income taxes	$27.3	$37.0
Long-term investments	6.4	31.2
Intangible assets	18.8	23.1
Goodwill	12.3	12.3
Other	7.8	6.6

Total other assets	$72.6	$110.2

Other Current Liabilities
Employee separation costs	$3.0	$15.9
Rebates	27.8	32.9
Litigation settlement	—	25.0
Income taxes	12.1	9.6
Other	57.1	51.9

Total other current liabilities	$100.0	$135.3

Other Liabilities
Pension	$19.7	$21.0
Other	26.9	27.6

Total other liabilities	$46.6	$48.6

5. LITIGATION, COMMITMENTS AND CONTINGENCIES
During the first quarter of 2005, the Company paid the settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004 as a component of the results of discontinued operations.
6. RESTRUCTURING
During the fourth quarter of 2004, the Company recorded severance and other charges of $16.6 million related to the restructuring of its Data Storage and Information Management reporting segment to lower overall operating costs, simplify structure, and improve decision making speed. The charge included $15.3 million for estimated cash severance payments and related benefits associated with the planned reduction in headcount of approximately 260 employees, the majority of which was completed by the middle of 2005. The other charges of $1.3 million include pension related costs associated with severed employees and lease termination costs.
During the second quarter of 2004, the Company recorded severance and other charges of $3.1 million related to its Data Storage and Information Management reporting segment. The charges related to a plan to close the Company’s production facility in Tucson, Arizona as well as international administrative and sales employee reductions and consisted of estimated severance payments and related benefits. The restructuring will result in the elimination of approximately 280 positions by the end of 2005. Production at the facility was terminated on September 30, 2005 and the facility is expected to be closed by December 31, 2005. Ongoing production activities from this facility have concluded or shifted to other facilities as the shutdown occurred.
The following tables summarize the activity related to the Company’s 2004 restructuring programs. Changes in the restructuring accruals during the nine months ended September 30, 2005 were as follows:

		No. of
		Employees
(Dollars in millions)	Amount	Affected
Balance, December 31, 2004	$15.9	250
Usage	12.9	149

Balance, September 30, 2005	$3.0	101

On a cumulative basis through September 30, 2005, the status of the restructuring accruals was as follows:

				Liability as of
	Program	Cumulative	Net	September
(Dollars in millions)	Amounts	Usage	Adjustments	30, 2005
Severance	$18.0	$15.0	$(0.2)	$2.8
Pension and lease termination costs	1.7	1.5	—	0.2

Total	$19.7	$16.5	$(0.2)	$3.0

			Balance as of
	Program	Cumulative Reductions and	September
	Amounts	Adjustments	30, 2005
No. of employees affected	540	(439)	101
7. RETIREMENT PLANS
Employer Contributions
During the nine months ended September 30, 2005, approximately $9.6 million of contributions have been made to the Company’s pension plans. The Company presently anticipates contributing additional amounts of $2 million to $5 million to its pension plans in the fourth quarter of 2005.
Components of Net Periodic Pension Cost
(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
U.S. Plan	2005	2004	2005	2004
Service cost	$2.7	$2.6	$8.1	$7.8
Interest cost	1.9	1.8	5.5	5.3
Expected return on plan assets	(2.1)	(2.2)	(6.5)	(6.5)
Amortization of prior service cost	—	0.1	0.2	0.2
Amortization of net loss	—	—	—	0.1
Special termination benefits (1)	—	—	—	0.4

Net periodic pension cost	$2.5	$2.3	$7.3	$7.3

(1)	In the second quarter of 2004, $0.4 million was recognized for employee benefits associated with the restructuring charges recorded during the quarter.

	Three months ended		Nine months ended
	September 30,		September 30,
International Plans	2005	2004	2005	2004
Service cost	$0.2	$0.1	$0.4	$0.4
Interest cost	0.8	0.6	2.4	2.1
Expected return on plan assets	(0.8)	(0.6)	(2.2)	(1.9)
Amortization of unrecognized items and other	—	0.1	0.2	0.4

Net periodic pension cost	$0.2	$0.2	$0.8	$1.0

8. COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consist of the following:

	September 30,	December 31,
(In millions)	2005	2004
Cumulative currency translation adjustment	$(88.0)	$(71.6)
Cash flow hedging and adjustments for available- for-sale securities	0.2	(1.1)
Minimum pension liability adjustment, net of income tax	(12.4)	(12.4)

Accumulated other comprehensive loss	$(100.2)	$(85.1)

Comprehensive income for the three and nine months ended September 30, 2005 and 2004 consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Net income	$16.8	$9.6	$69.5	$37.8
Cumulative currency translation adjustment	(6.2)	1.3	(16.4)	(1.4)
Cash flow hedging and adjustments for available-for-sale securities	(0.3)	1.0	1.3	4.1

Comprehensive income	$10.3	$11.9	$54.4	$40.5

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
In connection with the sale of its Specialty Papers business, the Company is receiving reimbursements for certain transition services that the Company has agreed to provide to Nekoosa Coated Products, LLC while it integrates accounting and information systems. Related expenses and reimbursements are not expected to be significant and will be recorded in general and administrative expenses in the Consolidated Statement of Operations. Specialty Papers is reported as a discontinued operation as the operations and cash flows of the Specialty Papers business have been eliminated from that of the Company and there will not be significant continuing involvement in the Specialty Papers business in the future. As such, the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. As a result, the Company’s remaining segment is Data Storage and Information Management. General corporate overhead costs previously allocated to the Specialty Papers segment have not been allocated to discontinued operations.

The results of the Specialty Papers business excluding general corporate overhead allocations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Revenues	$—	$10.4	$20.1	$35.2
Income before income taxes	—	1.8	3.5	6.7
Income tax provision	—	0.6	1.3	2.5

Income from discontinued operations, net of income taxes	$—	$1.2	$2.2	$4.2

In the nine months ended September 30, 2005, the Company recorded expenses of $0.7 million, net of tax, related to litigation costs from the Jazz Photo litigation, the settlement of which was completed in the first quarter of 2005, as discussed in Note 5. Such expenses were $0.3 million and $1.1 million, net of tax, for the third quarter and the nine months ended September 30, 2004, respectively.
10. DERIVATIVES AND HEDGING ACTIVITIES
The Company maintains a foreign currency exposure management policy that allows for the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. As of September 30, 2005 the derivative instruments ranged in duration from less than one month to three months. The Company does not hold or issue derivative financial instruments for speculative or trading purposes and is not a party to leveraged derivatives.
The Company is exposed to risk of nonperformance by counter-parties in foreign currency forward and option contracts, but does not anticipate nonperformance by any of these counter-parties. The Company actively mitigates its exposure to this risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counter-parties.
Cash Flow Hedges. The Company attempts to mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in currency exchange rates through the use of option and forward contracts. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives to forecasted transactions.

The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If at any time it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively, with deferred gains and losses being recognized in current period operations. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive income (loss) with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive income (loss) are reclassified into the statement of operations in the same line as the item being hedged.
As of September 30, 2005, cash flow hedges ranged in duration from one month to three months and had a total notional amount of $32.9 million. Net hedge gains of $0.1 million were reclassified into the Consolidated Statement of Operations during the quarter ended September 30, 2005. As of September 30, 2005, the amount of net deferred gains on foreign currency cash flow hedges was $0.5 million, pre-tax.
Other Hedges. The Company enters into foreign currency forward contracts, generally with durations of less than two months, to manage foreign currency exposure of its monetary assets and liabilities denominated in foreign currencies. The Company records the estimated fair value of these forwards within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and all changes in their fair market value are recognized in the Consolidated Statements of Operations. As of September 30, 2005, the Company had a notional amount of forward contracts of $33.8 million to hedge the Company’s recorded balance sheet exposures.
Fair Value Disclosure. As of September 30, 2005, the fair value of the Company’s foreign currency forward and option contracts outstanding was an asset balance of $1.2 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
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

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the Repatriation Provision. The Company has completed its assessment of the effects of repatriating a portion of the undistributed earnings of its foreign subsidiaries and has no plans to repatriate any undistributed earnings under the Act through the remainder of fiscal 2005.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of September 30, 2005, and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 10, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 2, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Imation’s business is developing, manufacturing, sourcing, marketing and distributing removable storage media products for users of digital information technology. These products range from floppy diskettes, recordable CDs and DVDs, solid state removable flash memory, micro hard drives and tape cartridges used in small and medium businesses to high capacity tape cartridges used in large automated tape silos. These products are sold in the U.S. and in approximately 100 other countries. Approximately 62 percent of the Company’s third quarter 2005 revenues came from outside the U.S.
The data storage market presents growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, ongoing and variable price erosion, diverse distribution channels, and a large variety of formats for tape, optical, flash, and removable hard disk products. Last year, during the second quarter, price competition for removable optical products was unusually strong. This resulted from increased product supply as significant additional manufacturing capacity in Asia came on-line, coupled with softer than expected demand for the Company’s products principally in the U.S. and Europe. Price reductions in optical products have generally moderated since the second quarter of 2004.
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
The Company’s strategy is to take advantage of these growth opportunities by establishing strategic sourcing, brand distribution, and licensing arrangements and by implementing a flat and efficient operating structure. For example, while the Company has manufacturing operations, intellectual property, patents and know-how across a broad range of storage related media technologies, it also sources some products from third party manufacturers. As a result, the Company’s business is a combination of a manufacturer and a brand distributor. The Company believes this strategy can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenues. Further, the Company launched various restructuring activities in 2004 to lower overall operating costs, simplify structure, and improve decision making speed. In addition, the Company is implementing lean enterprise principles throughout the Company, starting in manufacturing and critical business processes. The emphasis of lean enterprise principles is speed, quality and competitive cost across all key functions and processes.

Sale of Specialty Papers
On June 30, 2005, the Company closed on the sale of its Specialty Papers business to Nekoosa Coated Products, LLC for $17.0 million, with the potential for up to an additional $4.0 million in consideration over the next three years, contingent on performance of the business. Upon closing, the Company received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years subject to certain post closing adjustments. In accordance with applicable accounting rules, the results of this segment for prior periods have been reported as discontinued operations as the operations and cash flows of the Specialty Papers business have been eliminated from the ongoing operations of the Company and there will not be significant continuing involvement in the Specialty Papers operations in the future. As such, the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. General corporate overhead costs previously allocated to the Specialty Papers segment have not been allocated to discontinued operations.
Results of Operations
Comparison of Three Months Ended September 30, 2005 and 2004
Net revenue of $298.6 million increased 15.2 percent from last year’s third quarter revenue of $259.3 million. U.S. revenue totaled $114.4 million, or 38 percent of worldwide revenue, compared with $108.5 million, or 42 percent, from a year ago. Non-U.S. revenue totaled $184.2 million, or 62 percent of worldwide revenue, compared with $150.8 million, or 58 percent, from a year ago. The worldwide revenue growth in the third quarter of 2005 was caused by volume increases of approximately 19 percent and the effect of a positive currency exchange rate translation of approximately one percent, partially offset by price declines of approximately five percent. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing can be impacted by changes in foreign currency exchange rates. Revenue growth was driven by optical media products as the Company benefited from growth in its Global Data Media joint venture and DVD products. Also contributing to the growth were flash media products and magnetic tape products.
Gross profit in the third quarter 2005 was $70.5 million, or 23.6 percent of revenue, compared to $59.0 million, or 22.8 percent of revenue in the third quarter of 2004. The year-over-year improvement in gross margin was primarily due to increased utilization of the Tera Ångstrom tape coating facility, significantly improved optical margins, and improved margins in some tape products, offset in part by product mix.
Selling, general and administrative (SG&A) expenses in the third quarter of 2005 were $33.8 million, or 11.3 percent of revenue, compared to $38.6 million, or 14.9 percent of revenue in the third quarter of 2004. The decrease in SG&A as a percent of revenue was primarily due to the Company’s cost reduction efforts taken during 2004. In addition, SG&A benefited in the quarter by a gain of $1.0 million related to a sale of excess property.

Research and development (R&D) costs were $13.1 million, or 4.4 percent of revenue in the third quarter of 2005, as compared to $13.7 million, or 5.3 percent of revenue in the third quarter of 2004. The decrease in R&D costs is due to the Company’s cost reduction efforts taken during 2004 as the Company focused resources on higher priority projects within the R&D organization.
Based on the above factors, operating income in the third quarter of 2005 was $23.6 million, or 7.9 percent of revenue, compared with operating income of $6.7 million, or 2.6 percent of revenue for the same period last year.
Other income was $1.7 million and $0.5 million for the quarters ended September 30, 2005 and 2004, respectively. The improvement reflects increased interest income from higher invested cash balances and higher interest rates.
The tax provision for the third quarter of 2005 was $8.5 million which resulted in a tax rate of approximately 34 percent compared to a tax benefit of $1.5 million in the third quarter of 2004. In the third quarter of 2004, a one-time tax benefit of $4.1 million was recorded associated with the favorable resolution of a European tax matter.
Income from continuing operations in the third quarter of 2005 was $16.8 million, or $0.49 per basic share and $0.48 per diluted share, compared with income from continuing operations of $8.7 million, or $0.25 per basic share and $0.24 per diluted share, in the third quarter of 2004.
Net income in the third quarter of 2005 was $16.8 million, or $0.49 per basic share and $0.48 per diluted share, compared with net income of $9.6 million, or $0.27 per basic and diluted share, in the third quarter of 2004.
Comparison of Nine Months Ended September 30, 2005 and 2004
On a year to date basis, net revenue of $915.1 million increased 6.7 percent from last year’s revenues of $857.9 million. For the year to date period, U.S. revenue totaled $333.6 million, or 36 percent of worldwide revenue, compared with $335.5 million, or 39 percent, from a year ago. Non-U.S. revenue totaled $581.5 million, or 64 percent of worldwide revenue, compared with $522.4 million, or 61 percent, from a year ago. The worldwide revenue growth was caused by volume increases of approximately 18 percent and the effect of a positive currency exchange rate translation of approximately one percent, partially offset by price declines of approximately 12 percent. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing can be impacted by changes in foreign currency exchange rates. Revenue growth was driven by optical media products as the Company benefited from growth in its Global Data Media joint venture and DVD products. Also contributing to the growth were flash media products. These increases were partially offset by a decline in diskette sales.
Gross profit on a year to date basis was $228 million or 24.9 percent of revenue, compared to $216.2 million, or 25.2 percent of revenue in the nine month period ended September 30, 2004. The nine month results of 2004 included inventory related charges of $9.0 million associated with competitive market pricing of optical media products. The decrease in gross profit percentage was primarily due to a higher proportion of lower gross margin products in the overall sales mix, partially offset by the inventory related charges in the second quarter of 2004.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $110.2 million, or 12.0 percent of revenue, compared to $124.2 million, or 14.5 percent of revenue, in the nine months ended September 30, 2004. The decrease in SG&A as a percent of revenue was primarily due to the Company’s cost reduction efforts taken during 2004.
Research and development costs were $39.1 million, or 4.3 percent of revenue on a year to date basis, as compared to $43.3 million, or 5.0 percent of revenue in the nine months ended September 30, 2004. The decrease in R&D costs is due to the Company’s cost reduction efforts taken during 2004 as the Company focused resources on higher priority projects within the R&D organization.
The results for the nine months ended September 30, 2004 included restructuring and other charges of $3.1 million taken in the second quarter of 2004. The charges related to a plan to close the Company’s production facility in Tucson, Arizona, as well as international administrative and sales employee reductions.
Based on the above factors, operating income in the nine months ended September 30, 2005 was $78.7 million, or 8.6 percent of revenues, compared with operating income of $45.6 million, or 5.3 percent of revenues, for the same period last year.
Other income was $1.0 million and $0.2 million for the year to date periods ended September 30, 2005 and 2004, respectively. The improvement reflects increased interest income from higher invested cash balances and higher interest rates.
The tax provision on a 2005 year to date basis was $16.3 million resulting in a rate of 20.5 percent compared to a tax provision of $11.1 million resulting in a rate of 24.2 percent in the nine months ended September 30, 2004. The lower than expected tax rate in the nine months ended September 30, 2005 relates to the favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit of $12.0 million or $0.35 per diluted share, in the first quarter of 2005. The matter involved the U.S. treatment of tax benefits associated with changes to the Company’s European structure initiated in 2000 that were approved by U.S. tax authorities in the first quarter of 2005, resulting in the reversal of an income tax accrual. The lower than expected tax rate in the nine months ended September 30, 2004 relates to a one-time tax benefit of $4.1 million associated with the favorable resolution of a European tax matter, as well as better than expected results related to the taxation of certain foreign income on the U.S. Federal tax return.
Income from continuing operations in the nine months ended September 30, 2005 was $63.4 million, or $1.87 per basic share and $1.84 per diluted share, compared with income from continuing operations of $34.7 million, or $0.98 per basic share and $0.96 per diluted share, for the same period last year. The one-time tax benefit of $12.0 million discussed above resulted in an additional $0.35 per diluted share in the first quarter of 2005.
Discontinued operations during the nine months ended September 30, 2005 included a gain of $4.6 million, net of tax, related to the sale of the Specialty Papers business. In addition, the after tax income from the operations of the Specialty Papers business was $2.2 million and $4.2 million for the nine months ended September 30, 2005 and 2004, respectively. These results exclude corporate overhead costs previously allocated to this business. Discontinued operations also included a loss of $0.7 million and $1.1 million, net of taxes, in the nine months ended September 30, 2005 and 2004, respectively, related to the Jazz Photo litigation costs.

Year to date net income was $69.5 million, or $2.05 per basic share and $2.01 per diluted share, compared with net income of $37.8 million, or $1.07 per basic share and $1.05 per diluted share, in the nine months ended September 30, 2004.
Impact of Changes in Foreign Currency Rates
The Company has a market presence in more than 100 countries and sells products on a local currency basis through a variety of distribution channels. The Company sources finished goods, primarily optical products, from foreign counties, although much of this sourcing is on U.S. dollar basis. Further, a significant portion of the Company’s products is being produced in its own manufacturing facilities, in the United States. Comparisons of revenues and gross profit from foreign countries are subject to various fluctuations due to the impact of translating results at differing exchange rates in different periods.
Changes in foreign currency exchange rates in the nine months ended September 30, 2005 positively impacted worldwide revenues by approximately one percent due to favorable translation. The impact on profits is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that over time work to offset translation benefits. For example, the Company has generally experienced increased price erosion internationally as the dollar has weakened. The Company’s objective is to hedge a portion of its operating income exposure through a combination of currency forwards and options, which protects a portion of operating income against downside risk and enables the Company to capture upside benefits from favorable translation (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q).
Financial Position
As of September 30, 2005, the Company’s cash and cash equivalents balance was $441.5 million, an increase of $44.4 million from $397.1 million as of December 31, 2004. This increase is due to several factors including operating cash flows of $47.3 million and the proceeds of $16.0 million from the sale of the Specialty Papers business, partially offset by share repurchases of $15.9 million and the payment of dividends of $11.6 million. The Company also has other investments, which totaled $32.5 million and $42.5 million as of September 30, 2005 and December 31, 2004, respectively, related to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets or other assets depending on the time remaining to maturity.
Accounts receivable days sales outstanding was 46 days as of September 30, 2005, up one day from December 31, 2004. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenues that are reflected in the net accounts receivable balance. Days of inventory supply was 68 days as of September 30, 2005 compared to 53 days as of December 31, 2004. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in days of inventory supply was due primarily to two factors. The Company increased inventory levels to support a new large retail customer. In addition, in conjunction with the termination of production at the Tucson manufacturing facility, the Company has increased inventory levels of some legacy chrome-based tape products which it anticipates selling over time. The result was an increase in the inventory balance of $35.8 million to $167.1 million as of September 30, 2005 from $131.3 million as of December 31, 2004.

Other current assets were $79.5 million as of September 30, 2005 compared to $76.6 million as of December 31, 2004. The increase was caused by the maturation of certain of the Company’s cash investments which caused them to move from long-term to short-term assets, partially offset by a reduction in current deferred taxes of $10.2 million and the settlement of the insurance receivable of $4.1 million related to the Jazz Photo litigation.
Other assets were $72.6 million as of September 30, 2005 compared to $110.2 million as of December 31, 2004. The decrease was caused primarily by the maturation of certain of the Company’s cash investments which caused them to move from long-term to short-term assets.
Other current liabilities were $100.0 million as of September 30, 2005 compared to $135.3 million as of December 31, 2004. The decrease during the period was caused mainly by reductions of $12.9 million paid for employee separation costs as well as the payment of the settlement of the Jazz Photo litigation recorded in the fourth quarter, which decreased other current liabilities by $25.0 million and other current assets by $4.1 million.
Liquidity and Capital Resources
Cash provided by operating activities of $47.3 million in the first nine months of 2005 was driven by net income of $69.5 million. The $47.3 million of cash generated from operations includes cash outflows for the increase in the inventory balance the Company experienced during the period and was after payment of the settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004, and $12.9 million paid for severance costs related to the Company’s 2004 restructuring programs. Cash provided by operating activities of $50.0 million in the first nine months of 2004 was primarily driven by net income of $37.8 million.
Cash provided by investing activities was $13.5 million in the nine months ended September 30, 2005 and cash used in investing activities was $53.2 million in the nine months ended September 30, 2004. Investing activities primarily relate to capital spending of $14.7 million, proceeds of $16.0 million from the sale of Specialty Papers and net investments proceeds of $7.5 million in the nine months ended September 30, 2005. Investing activities primarily related to capital spending of $28.4 million and net purchases of investments of $25.6 million in the nine months ended September 30, 2004. The investments relate to investment grade interest bearing securities with maturities greater than three months and are classified as other current assets or other assets, depending on the time remaining to maturity.
Cash used in financing activities was $8.9 million in the nine months ended September 30, 2005 and $68.5 million in the nine months ended September 30, 2004. Cash usages in 2005 were driven by share repurchases of $15.9 million and dividend payments of $11.6 million, offset partially by cash inflows of $18.6 million related to the exercise of stock options. Cash usages for the same period in 2004 were driven by share repurchases of $75.5 million and dividend payments of $9.8 million, offset by cash inflows of $16.8 million related to the exercise of stock options.

As of September 30, 2005, the Company does not have any debt outstanding. The Company maintains a Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at the option of the Company, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on the Company’s consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum based on the Company’s consolidated leverage ratio is payable on the line of credit. In addition, a utilization fee ranging from zero to 0.25 percent per annum based on the Company’s consolidated leverage ratio is payable on the line of credit. In conjunction with the Credit Agreement, the Company has pledged 65 percent of the stock of certain of the Company’s foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. The Company does not expect these covenants to materially restrict its ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of September 30, 2005 and the Company was in compliance with all covenants under the Credit Agreement.
In addition, certain international subsidiaries have arranged borrowing capacities locally outside of the Credit Agreement discussed above. As of September 30, 2005, there were no borrowings outstanding under such arrangements.
In 1997, the Company’s Board of Directors authorized the repurchase of up to six million shares of the Company’s common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, the Company’s Board of Directors increased the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the nine months ended September 30, 2005, the Company repurchased 0.5 million shares. As of September 30, 2005, the Company had repurchased 2.7 million shares under the latest authorization and held, in total, 8.7 million shares of treasury stock acquired at an average price of $24.2 per share.
The Company paid a cash dividend of $0.10 per share, or $3.4 million, during the first quarter of 2005 and $0.12 per share, or $4.1 million, during the second and third quarters of 2005. Any future dividends are at the discretion of and subject to the approval of the Company’s Board of Directors.
The Company’s remaining liquidity needs for 2005 include the following: capital expenditures targeted to be approximately $5 to $10 million; pension funding of approximately $2 million to $5 million; operating lease payments of approximately $3 million; any amounts associated with the repurchase of common stock under the authorizations discussed above or any dividends that may be paid upon approval of the Board of Directors; and normal requirements to fund operating activities. The Company expects that cash and equivalents plus long term cash investments, together with cash flow from operations and availability of borrowings under its current and future sources of financing, provide liquidity sufficient to meet these needs and operate the Company.

Other than operating lease commitments, the Company is not using off-balance sheet arrangements, including special purpose entities. The Company does not have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact its liquidity.
Subsequent Event
Imation and Exabyte Corp. (Exabyte) entered into a Tape Media Distribution relationship in late 2003 whereby Imation became the exclusive distributor of Exabyte media including the VXA class of tape cartridges. The terms of that arrangement included an $18.5 million payment by Imation in return for a targeted margin Imation would generate on each cartridge sold. This payment was recorded as an intangible asset and has been amortized to a remaining book value of $12.8 million as of September 30, 2005.
Subsequent to the end of the quarter, Imation and Exabyte agreed to alter certain terms of their pre-existing distribution relationship. In exchange for various forms of consideration paid to Imation, which totaled approximately $10 million, Imation has agreed to lower the margin it earns on distribution. Associated with these changes, Exabyte announced an increase in their capital structure with the receipt of approximately $9.5 million in funding in the form of convertible debt from other parties.
Imation’s goal in revising its relationship with Exabyte is to maximize the value of the distribution agreement over the long-term which includes enabling Exabyte to obtain needed additional financing.
The change in margin will become effective January 1, 2006. Looking forward, the impact will depend on several factors including the level of growth in media revenues, for which the Company believes there could be a positive impact from Exabyte’s improved financial position. In addition, while the direct gross margin will decline on media distribution, the net impact on the Company will be lessened by significantly lower amortization expenses, as the consideration received from Exabyte will lower the net asset value of the distribution agreement on the balance sheet.
Contractual Obligations
A table of the Company’s contractual obligations was provided in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to the Company’s contractual obligations during the nine months ended September 30, 2005.
Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes to these accounting policies during the nine months ended September 30, 2005.

New Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. The Company is currently evaluating its transition alternatives.
In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the Repatriation Provision. The Company has completed its assessment of the effects of repatriating a portion of the undistributed earnings of its foreign subsidiaries and has no plans to repatriate any undistributed earnings under the Act through the remainder of fiscal 2005.
Forward-Looking Statements and Risk Factors
The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current outlook for fiscal year 2005, and are subject to the risks and uncertainties described below.
•	Total Company revenue for the full year is targeted to grow five to six percent or to a range of $1.23 billion and $1.25 billion, up from previous guidance of three to five percent growth.

•	Full year 2005 operating income is targeted between $102 million and $104 million. The Company’s previous guidance was $93 million to $98 million. In 2004, the Company’s operating income of $44.6 million included charges of $25.2 million from restructuring and other items. Thus, full year 2005 operating income is estimated to grow between 46 and 49 percent over the $69.8 million in 2004 as adjusted to eliminate the 2004 restructuring and other items.

•	Diluted earnings per share from continuing operations is targeted between $2.28 and $2.32, up from previous guidance of $2.10 to $2.17, which includes a $0.35 per share benefit from a favorable tax ruling recorded in the first quarter of 2005 and assumes a 36 percent to 37 percent tax rate in the fourth quarter of 2005.

•	Capital spending for 2005 is targeted in the range of $20 million to $25 million, down from previous guidance of $25 million to $30 million.

•	Depreciation and amortization for 2005 remains targeted at $40 million.
The impact of restructuring and other charges, as described above, is provided solely to assist an investor’s understanding of the impact of these items on the comparability of the Company’s operations. This information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America.

Certain information contained in this report, which does not relate to historical financial information, including the 2005 targeted projections, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will contain,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company’s actual results in the future to differ materially from its historical results and those presently anticipated or projected. The Company wishes to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Among these factors are continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand, the Company’s ability to meet its cost reduction and revenue growth targets, its ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, its ability to achieve the expected benefits in a timely manner from the Moser Baer and other strategic relationships, including the Global Data Media joint venture, the competitive pricing environment, the ability to increase prices to offset increasing raw material and utility costs, foreign currency fluctuations, the outcome of litigation, its ability to secure adequate supply of certain high demand products, the ready availability and price of energy, availability and price of key raw materials or critical components, including polycarbonate resins, the market acceptance of newly introduced product and service offerings, the rate of decline for certain existing products as well as various factors set forth under the caption “Risk Factors” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in the Company’s other filings with the Securities and Exchange Commission.
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
As of September 30, 2005, the Company had $66.7 million notional amount of foreign currency forward and option contracts of which $33.8 million hedged recorded balance sheet exposures. This compares to $176.2 million notional amount of foreign currency forward and option contracts as of December 31, 2004, of which $51.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2005 by $4.9 million.

Item 4. Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2005, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President, Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended September 30, 2005, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Item 1 “Legal Proceedings” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
The Company is the subject of various pending or threatened legal actions in the ordinary course of its business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2005, the Company is unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by the Company with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2005 would not be material to the Company’s financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (c)
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

Imation Corp.

Date: November 2, 2005	By:	/s/ Paul R. Zeller

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