Form 10-K
period 2005-12-31
IMATION CORP
filed 2006-02-28
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-14310

IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Imation Place Oakdale, Minnesota	55128
(Address of principal executive offices)	(Zip Code)
(651) 704-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 per share	New York Stock Exchange, Inc.; Chicago Stock Exchange, Incorporated
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.; Chicago Stock Exchange, Incorporated

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑         No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non accelerated filer  ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☑
      Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $38.79 as reported on the New York Stock Exchange on June 30, 2005 was $1,312.3 million.
      The number of shares outstanding of the registrant’s common stock on February 24, 2006 was 34,908,224.
DOCUMENTS INCORPORATED BY REFERENCE
      Selected portions of registrant’s Proxy Statement for registrant’s 2006 Annual Meeting are incorporated by reference into Part III.

This document (excluding exhibits) contains 68 pages	The table of contents is set forth on page 1
The exhibit index begins on page 64

IMATION CORP. FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.	Business
General
      Imation Corp. (Imation, the Company, we, us, or our) is a Delaware corporation whose primary business is the development, manufacture, sourcing, marketing, and distribution of removable data storage media products for users of a broad array of digital information technologies in approximately 100 countries around the world. Recordable and rewritable magnetic and optical media, which currently constitute the overwhelming majority of our revenue, are categorized under the Standard Industrial Classification (SIC) code as “3695; Magnetic and Optical Recording Media” or the North American Industry Classification System (NAICS) code as “334613; Magnetic and Optical Recording Media Manufacturing.” In addition, we source, market, and distribute USB (Universal Serial Bus) enabled solid state flash memory media and hard disk drives in removable form factors for certain applications. All of our storage media products are used in conjunction with hardware devices, including tape libraries, disc drives, certain consumer electronic devices, and desktop and laptop computers developed and sold by other companies. In addition, we source, market, and distribute select hardware and accessories for data storage media.
      Imation was created in July 1996 as a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. Since the spin-off, we divested all of the non-data storage businesses and structured the Company, in terms of size, overhead cost structure, and global organization, to be more suited to our industry. We engaged in several divestitures within the last five years. The Color Proofing and Color Software business that comprised most of our Color Technologies segment was sold on December 31, 2001 to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD. The North America Digital Solutions and Services (DSS) business that provided field service on the hardware devices, manufactured microfilm aperture cards, and document imaging consumables and hardware systems for Imation and other Original Equipment Manufacturers (OEMs) was sold on August 30, 2002 to DecisionOne Corporation and the remaining DSS businesses outside North America were closed or sold by September 30, 2002. The Specialty Papers business, which manufactured and sold a wide variety of carbonless paper products, was sold to Nekoosa Coated Products LLC on June 30, 2005. See Note 3 to the Consolidated Financial Statements.
      Following these divestitures, we are now focused on the data storage industry. We have a long history in this industry dating from 1947, when this business was started by 3M Company, resulting in the first commercialized data storage tape introduced in 1952. Key elements of our strategy are as follows:

•	Offer a Broad Portfolio of Data Storage Products: We seek to provide a broad and comprehensive portfolio of data storage recordable media products across different customer applications and selectively expand into business areas closely adjacent to removable media such as accessories, services, and hardware products.

•	Transform into a Lean Enterprise: We have launched a multi-year effort to implement Lean Enterprise principles across manufacturing and key business processes. These principles, derived from Toyota manufacturing systems, focus on implementing operations characterized by speed, quality, and competitive costs. As part of that operating philosophy, we also seek to leverage our existing infrastructure to support growth initiatives.

•	Leverage and Broaden Existing Market Presence: We seek to build on our historically successful relationships with leading OEMs, data center customers, and commercial distribution channels, and we seek to increase market penetration in retail channels globally and in U.S. government sales. In addition, with well over half our revenue coming from outside the U.S., we seek to leverage our global marketing and distribution capability in bringing products to market across multiple geographies.

•	Leverage Existing Technology and Deepen Key Technology Capabilities: We seek to maintain and extend technology capabilities in key areas, including precision thin film tape coating, cartridge design and manufacturing, servo-writing, chemistry and material science related to optical and magnetic media coatings, and advanced optical storage technologies.

•	Expand and Grow: Building off what we believe are solid business and financial platforms, we also seek to expand into adjacent areas through continued new product development and commercialization, strategic alliances and acquisitions, development and introduction of offerings in markets adjacent to our current core removable media markets, and development of offerings in selected markets or regions, leveraging our core technology competencies, brand recognition, distribution reach, and product portfolio strengths. For example, we announced in January 2006 that we are acquiring Memorex International Inc. (Memorex) for $330.0 million plus earn-out consideration of up to an aggregate of $45.0 million.

Industry Background
      We compete within the global information technology industry. Specifically, Imation develops, manufactures, sources, markets, and distributes removable data storage media products for organizations and individuals that must store, retain and protect vital digital information. Our primary products include magnetic tape cartridges, recordable and rewritable optical discs, USB-enabled removable flash drives, removable hard drives, and floppy diskettes. According to various industry analysts and our estimates, the total global data storage market, including hardware and services, is estimated to be in excess of $70 billion. Removable media provide certain advantages due to their portability, low overall cost of ownership, and scalability, which make the removable media market an attractive market. In 2005, various industry sources estimated the removable storage media market to be approximately $8 billion.
      The demand for data storage capacity is driven by several factors. The rapid growth of information in digital form is a trend that has accelerated as an increasing quantity and diversity of information is created and managed digitally. As data storage hardware, software, and transmission networks continue to deliver improved cost/performance, new and expanded applications have emerged that depend on larger, more complex sets of data and larger databases to more efficiently support critical business processes. Critical business data is created and accessed across multiple locations, creating a need for back-up and archiving. Well-publicized catastrophic data losses due to natural disasters and terrorist attacks have heightened the awareness of data retention in business continuity planning. Increased regulatory requirements for record retention have made data security, archiving, and reliable back-up critical business processes. As pervasive use of the Internet becomes the norm for both business and individuals, information important to users is created and stored in digital formats with greater frequency and in ever-larger amounts. As the size and price of consumer electronics devices continue to shrink, the need to store music, video, and photography on a variety of digital media continues to grow rapidly.

Application Areas and Products
      We develop, manufacture, source, market, and distribute removable data storage media products in nearly every capacity range a user may require — from 1.44 megabytes (MB) to hundreds of gigabytes (GB) per piece of media. Our data storage media products are used across all major application areas, including enterprise data centers, the network server environment at both the mid-range and entry-level, and personal storage applications for both consumer electronics devices and desktop or laptop computers.
      There are many diverse ways to store digital information, depending on the application and the amount of information to be retained. The removable data storage media products that we offer allow the customer to easily expand capacity and provide data transportability, data management, and data security at a significantly lower relative cost than fixed disk storage. Fixed disk storage generally provides faster transfer rates and immediate access to data, which are advantages in some applications. As a result, typical commercial installations include a mixture of removable and fixed storage in complementary configurations. Decisions about the kind of data storage platforms to use depend on a multitude of considerations including total storage capacity needs, data transfer rates required, reliability, scalability, portability, permanency, physical media size, compatibility with other components and systems, and total cost of ownership. For example, “live” data that is directly accessed and manipulated typically will be treated differently than data that is copied for back-up or archiving.
      In addition to organization-wide or department-level storage solutions, there are many removable storage formats that meet the diverse individual personal storage needs for both consumer and business applications. Personal storage solutions generally encompass CDs, DVDs, USB-enabled flash drives, hard drives, and floppy diskettes. Criteria for personal storage applications include many of the factors cited for commercial applications.

      Market researchers have generally estimated the installed base of tape drives to range between 16 million and 25 million units globally. This substantial installed base of tape drives presents a recurring revenue opportunity for many of our tape products.
      The application areas described below are overlapping with no definitive boundaries. Our products are frequently used in more than one environment, depending on the specific customer need for functionality or capacity. In addition, the way these application areas are defined frequently changes as storage capacities and functionality needs increase.
      Enterprise — Our products are used in both mainframe and open systems environments for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval, cost-effective mass storage, and archival storage. We are a leading manufacturer of tape cartridges that are predominantly used in high-end data center-class applications characterized by the highest levels of automation, the largest data capacity requirements and the most demanding levels of data integrity in a wide variety of industries, including financial services, geophysical exploration, transportation, government, and telecommunications around the world. Enterprise level tape cartridge storage capacities range from a few GB up to 500 GB of data per cartridge and are deployed in automated tape libraries ranging from a few dozen to thousands of cartridges per library.
      These products include BlackWatchtm 9840 and 9940 cartridges, used with Sun Microsystems/ Storage Tek (Sun/ STK) drives (Storage Tek was purchased by Sun Microsystems in 2005) and BlackWatch 3590 and 3590E cartridges, used with IBM Corp. (IBM) drives. In addition, we manufacture and distribute data tape cartridges, which are sold by several other manufacturers, for tape libraries in network server, open systems environments. These products include our BlackWatch Ultriumtm cartridges used in Linear Tape Open (LTO) libraries, a format developed by IBM, Certance LLC (formerly Seagate and subsequently purchased by Quantum Corp.) and Hewlett-Packard Company (HP). BlackWatch DLTtape IV and BlackWatch Super DLTtape cartridges, a format developed by Quantum Corp., are used in Digital Linear Tape (DLT) and Super Digital Linear Tape (SDLT) libraries. We have entered into a joint development agreement with Sun/ STK for their next generation of automated tape drives, the Sun/ STK T10000tm tape drive, expected to ship in 2006. In 2005, we introduced the Ulyssestm technology, which is a removable hard disk in a tape cartridge. Ulysses is currently being evaluated by several OEMs for inclusion in their tape libraries.
      Small-Medium Business — We manufacture, source and distribute data tape cartridges for small to mid-sized businesses. Our cartridges work with tape drive systems that support the major operating environments including Unix, Linux, and Microsoft Windows® NT. Our cartridges for this market include Travantm tape cartridges for use with Certance Travan drives and SLR tape cartridges for use with drives sold by Tandberg Data ASA. We are also the exclusive worldwide distributor of VXA and Mammoth tape cartridges for use with Exabyte Corp. (Exabyte) tape drives.
      Personal Storage — Individual storage needs, whether for business or consumer applications, are addressed by our broad range of products providing storage capacities ranging from 1.44MB diskettes to 650MB CD-R (recordable) and CD-RW (rewritable) optical disks to 9.4GB DVD optical disks to 4GB USB-enabled flash and micro hard drives.

Customers
      As described above, our products are used by business customers and by individual consumers. No one customer constituted 10 percent or more of our revenue in 2005, 2004, or 2003.
      We work with OEMs that develop or market tape drives for differing customer applications. Significant OEMs include Sun/ STK, IBM, HP, and Dell Inc. As described above, we are the sole source of supply for certain tape cartridges for use with Sun/ STK and IBM drives used in the high-end data center. The development of future formats with key OEMs, such as Sun/ STK and IBM, is critical to our future success and the loss of such a relationship could have a material adverse effect on our business.

Competition
      The global markets for our products are intensely competitive and subject to frequent new product introductions, product performance improvements, rapid technological change, a variety of distribution channels, relatively large and aggressive marketing efforts, and aggressive pricing practices, which result in ongoing and variable price erosion. Competition is based on a multitude of factors, including brand strength, cost, breadth of product line, capacity, access speed and performance, durability, reliability, distribution capability, geographic availability, scalability, and compatibility.
      Our primary competitors in the removable data storage market include Fuji Photo Film Co., Ltd., Hitachi Maxell, Ltd., Verbatim Corporation, TDK Corp., and Sony Corp. In addition, we have various agreements with several of these and other companies such that it is possible to be, at various times, a competitor of, supplier to, or customer of those companies. While these companies compete in the removable media market, they do not generally report financial results for these businesses on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate that in 2003, the latest period for which data is available, we held between 15 and 18 percent of the total market share in sectors in which we compete.

Joint Ventures, Alliances, and Acquisitions
      We have engaged in a variety of transactions from time to time with other companies, including acquisitions, licensing, distribution, joint venture, and joint development agreements in order to expand our presence in various market sectors. Some of the transactions since the beginning of 2003 include the following:

•	We entered into an agreement in January 2006 to purchase Memorex for $330.0 million, plus contingent payments up to $45.0 million, based on financial performance of the purchased business. The acquisition is expected to close during the second quarter of 2006 (see Note 19 to the Consolidated Financial Statements).

•	We entered into a joint development agreement with Sun/ STK in January 2006 to develop and manufacture enterprise-class tape storage media to support Sun/ STK’s next generation tape drives.

•	We entered into a series of agreements in 2003 with Moser Baer India Ltd. (MBI) that established MBI as a significant, non-exclusive source for our optical media products and created a joint venture marketing company, Global Data Media (GDM), for optical media products. We hold a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder, we consolidate the results of the joint venture in our financial statements (see “Consolidation” in Note 2 to the Consolidated Financial Statements).

•	We entered into a distribution agreement with Exabyte in 2003 that establishes us as the exclusive worldwide distributor of Exabyte brand media products.

•	We entered into an agreement in 2003 with IBM to manage and deliver after-market data storage media distribution services for IBM worldwide that establishes us as a key distributor of IBM brand media products, providing sales, marketing, distribution, and management services.

•	We acquired certain assets and intellectual property in 2003 relating to half-inch legacy tape products, such as 3480, 3490, and 9490E tape cartridges, from EMTEC Magnetics GmbH, an insolvent German-based manufacturing subsidiary of EMTEC International Holding GmbH.

Marketing and Distribution
      Our data storage products are sold through a combination of distributors and value-added resellers, OEMs, and retailers. Worldwide, approximately 58 percent of our 2005 revenue came from distributors, 23 percent came from OEMs and 19 percent came from the retail channel. We maintain a sales force of approximately 225 representatives to service this distribution network around the world.
      Approximately 64 percent of our 2005 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors, and relationships with OEMs throughout Europe, Asia, Latin America, and Canada. The storage industry is at a different level of development and penetration in different geographies. As a result, growth rates will typically vary in different application areas and product categories in different parts of the world.

Manufacturing
      We manufacture data storage products at our facilities located in the U.S. at plants in Camarillo, California; Wahpeton, North Dakota; and Weatherford, Oklahoma. All of these manufacturing facilities are certified to ISO 9001:2000 quality standards. We manufacture most of the components for our magnetic data storage products, including magnetic tape and plastic components, but source some material from outside suppliers. We invested approximately $55 million in capital to design and build a new facility, with state-of-the-art tape coating capability, at our Weatherford, Oklahoma plant. The new coating facility began operation in the second half of 2004 and is now fully operational. In the second quarter of 2004, we announced our intention to shut down our Tucson, Arizona manufacturing facility (see Note 6 to the Consolidated Financial Statements) and completed that closure by the end of 2005. While we manufacture most of our own magnetic tape products, we do not manufacture the vast majority of optical, or any removable hard disk or solid state flash media products, which are currently sourced from manufacturers outside the United States.
      The manufacture of high quality magnetic tape media requires exacting manufacturing process steps with precise physical, electrical, and chemical tolerances as well as significant technical expertise in several areas including coating process, servo-writing, media and component design, fine particle dispersion, plastic injection molding, automated high volume assembly, and magnetic and optical physical and material science. To manufacture magnetic tape media, a thin plastic film material is coated precisely and uniformly with a magnetic dispersion solution. To meet the market requirements for future advanced tape media products with higher data transfer rates, greater data density, and faster tape speeds, we must be capable of coating thinner substrates with smaller particle sizes and increasing uniformity, surface smoothness, and bit and track density.
      Servo-writing technology in linear tape and tape drives provides precise positioning of read/write heads to achieve higher data densities on tape and is a critical technology to achieve increased storage capacities. Tape handling through the cartridge is an increasingly critical element of system robustness for the cartridge and the drive as tape transport speeds in the drives increase and the distance between the read/write head and the tape media decreases. Cartridge design and manufacturing includes the manufacture and assembly of plastic moldings and components, metal part stamping, and modeling of the tape path and tape handling through the cartridge. We believe our intellectual property assets concerning servo-writing and cartridge design and manufacturing capabilities are competitive strengths for us.
      We rely upon the availability of experienced and skilled personnel and invest in both research and development and capital equipment in order to successfully develop, manufacture, and source magnetic and optical media that meet market requirements. We employ certain critical process technology, intellectual property, and technical know-how in the manufacture of our magnetic data storage media and invest to maintain research and development facilities and pilot manufacturing lines for potential future products in both magnetic and optical media. We believe that the significant technical expertise and industry experience within our manufacturing and engineering organization and our application of key proprietary design and manufacturing technologies provide us with a competitive capability necessary to keep pace with industry requirements.

Raw Materials and Other Purchased Products
      The principal raw materials we use for the manufacture of data storage products include plastic resins, polyester films, magnetic pigments, specialty chemicals, and solvents. We make significant purchases of these and other materials and components used in the manufacturing operations from domestic and foreign sources. There are two sources of supply for the base film and two for the metal particulate (MP) pigments on which the industry relies. If supply were disrupted for any of these key materials, our business and the business of our competitors could be negatively impacted. We also rely on certain partners as sole suppliers for components and raw materials used in our manufacturing processes. The loss of these certain suppliers could have a material adverse impact on the business.
      Except as noted above, we are not overly dependent on any single supplier of raw materials. We also make significant purchases of other finished and semi-finished products, including optical media and certain finished tape and tape cartridges, primarily from Asian suppliers. As noted above, during 2003, we entered into a non-exclusive sourcing agreement with MBI for certain optical products.
Research and Development
      New product development is critical to our future success. We maintain advanced research facilities and invest substantial resources in developing new products, improving existing products and researching potential new technologies for data storage media. Our research and development expenses were $51.3 million, $56.5 million, and $56.4 million for 2005, 2004 and 2003, respectively, ranging between four and five percent of revenue. The decrease in spending from 2004 to 2005 was due to more focused research and development programs and the effects of restructuring actions taken at the end of 2004. Most of our research and development spending was focused on the following areas: magnetic tape cartridges, optical discs, flash storage, such as USB-enabled flash drives, and products containing hard disk drives. Magnetic tape cartridge research and development spending included development of high density MP tape cartridges such as the LTO Ultrium and the Sun/ STK T10000 tape cartridges. These advanced formats are expected to deliver increased storage capacity per cartridge by using more advanced MP pigments with smaller particle size, by coating thinner layers on thinner substrates and by handling advanced tape characteristics within both manufacturing processes and in tape cartridges.
      During 2005, optical disc R&D spending was focused on differentiated products and future disc formats. The differentiated products included our ForceFieldtm scratch-resistant optical discs and AquaGuardtmprintable optical discs. Future disc formats included the next-generation of optical storage media, Recordable Blu-ray and HD DVD discs. Flash storage research and development spending was conducted in the area of flash memory cards, as we designed several new USB flash drives. We also developed two new products that incorporate hard disc drives: (1) the portable Imation Micro Hard Disc Drive, which incorporates the world’s smallest hard disc drive (0.085”) in a unique padlock-shaped housing, and (2) the Ulyssestmstorage system, which incorporates hard disc drives into tape cartridge-shaped housings that can be handled by existing tape library automation. We are also engaged in certain programs both on our own and in collaboration with other organizations that are more research-focused in nature and do not yet have a specific products or product sets in the market.
      Our competitive capabilities are dependent upon development and protection of intellectual property. Our proprietary rights are protected through a combination of patents, copyrights, trademarks, and trade secrets. Over the last several years, we have had a focused effort to increase our patent portfolio, creation of invention records and filing of patent applications. During 2005, we were awarded 45 U.S. patents and at the end of the year held over 350 patents in the United States relating to our data storage business, including approximately 115 related to cartridge components, 100 related to optical, 60 related to magnetic tape coating and manufacturing, and 80 related to drive systems. We believe that no single patent is material to our overall business. The chart below summarizes our patent activity for the past five years:

International Operations
      Our products are sold in approximately 100 countries outside the United States, primarily through subsidiaries, sales offices, distributors, and relationships with OEMs in more than 60 countries. Approximately 64 percent of our total 2005 revenue comes from outside the United States. We do not manufacture outside the United States. Note 12 to the Consolidated Financial Statements shows financial information by geographic region. The chart below breaks out our 2005 revenue by area:
      As discussed under “Risk Factors” in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Employees
      As of December 31, 2005, we employed approximately 2,100 people worldwide.
Environmental Matters
      Our operations are subject to a wide range of federal, state, and local environmental protection laws. We have minor remedial activities underway at one of our facilities. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2005, we had environmental related accruals totaling approximately $0.6 million. We believe that our accruals are adequate, though there can be no assurance that the amount of expenses relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.
Executive Officers of the Registrant
      Information regarding our executive officers as February 28, 2006 is set forth below.
      Bruce A. Henderson, age 56, is Chairman and Chief Executive Officer of Imation and is currently a director and chair of the Audit Committee of Universal Electronics, Inc., a publicly held company. Prior to joining Imation in May 2004, he was Chief Executive Officer of Edgecombe Holdings, LLC, a private investment company based in Richmond, VA, from November 2001 to May 2004. He is the former Chief Executive Officer of Invensys Control Systems, a $3.5 billion operating unit of London-based Invensys plc and a leader in home and commercial automation. He also served as Chief Executive Officer of Invensys Software Systems, a $2 billion provider of mission-critical software for e-enterprise and industrial-control applications.
      Bradley D. Allen, age 55, is Vice President, Corporate Communications, and Investor Relations. He has led our investor relations function since spin-off. From October 1994 to May 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics in 1996. Prior to Cray Research, he headed the investor relations function at Digital Equipment Corporation.
      Jacqueline A. Chase, age 52, is Vice President, Human Resources, a position she has held since October 1998. Prior to assuming her current responsibilities, she was Director of Human Resources. She has been with Imation since spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M Company’s legal department. Prior to joining 3M, she was an associate attorney at the law firm of Oppenheimer, Wolff, and Donnelly.
      Frank P. Russomanno, age 58, is Executive Vice President and Chief Operating Officer, a position he has held since November 2003. He has been with Imation since spin-off. Prior to assuming his current responsibilities, he had various leadership positions with Imation, including President of Data Storage and Information Management, and General Manager of Advanced Imaging Technologies. Prior to joining Imation, he held multiple sales and marketing positions with 3M Company, including European Business Director.
      John L. Sullivan, age 51, is Senior Vice President, General Counsel, and Corporate Secretary. He joined Imation in August 1998 from Silicon Graphics, where he most recently was Vice President-General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.
      Paul R. Zeller, age 45, is Vice President and Chief Financial Officer, a position he has held since August 2004. He has been with Imation since spin-off and held the position of Corporate Controller from May 1998 until taking his current position. Prior to joining Imation, he held several accounting management positions with 3M Company.
      Peter A. Koehn, age 45, is Vice President and Corporate Controller. He joined Imation in 2000 as Division Controller for Data Storage and Information Management and was named Corporate Controller in 2004 and Vice President in 2005.
Availability of SEC Reports
      Our website address is www.imation.com. We make available free of charge on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Materials posted on our website are not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.
      Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation.
      Because of the rapid technology changes in our industry, we may not be able to compete if we cannot quickly develop differentiating and innovative products. We operate in a highly competitive environment against competitors who are both larger and smaller than we are in terms of resources and market share. Our industry is generally characterized by rapid technological change, frequent new product introductions, a variety of distribution channels, relatively large and aggressive marketing efforts, and aggressive pricing practices, which result in ongoing and variable price erosion.
      In these highly competitive markets, our success will depend to a significant extent on our ability to continue to develop and introduce differentiated and innovative products and services cost effectively and on a timely basis. The success of our offerings is dependent on several factors including our differentiation from competitive offerings, timing of new product introductions, effectiveness of marketing programs, and maintaining low manufacturing and supply chain costs. No assurance can be given with regard to our ability to take these steps, the actions of competitors, some of which will have greater resources than we do, or the pace of technological changes.
      Since price competition is a common factor in the data storage removable media markets, we risk reducing profitability if we cannot reduce costs in line with price declines. We expect price pressures across our portfolio of products, but it cannot be easily predicted since it can vary in intensity by specific product and region and can fluctuate from quarter to quarter. Our financial results in any quarter can be impacted by the intensity of price pressure on a specific product set, the size of the market in which intensified pricing occurs, and the amount of impacted revenue relative to our overall revenue mix. We cannot provide assurance that we will be able to implement any cost reduction strategies in manufacturing or sourcing or that they will be successful.
      If we cannot obtain finished products or raw materials at competitive prices, we may not be able to maintain expected levels of profitability. We make significant purchases of finished products, raw materials, and energy from many domestic and foreign sources. No assurances can be given that acceptable pricing levels will continue in the future. For certain of our products, we must source and deliver finished goods at competitive prices. In addition, some critical raw materials have a limited number of suppliers.
      If we cannot successfully integrate Memorex into our company in a timely manner, it may negatively impact our expected results for 2006. In January 2006, we entered into a definitive agreement to acquire Memorex. No assurance can be given that we will close this transaction. In addition, we expect to incur some restructuring charges as we integrate the two companies. The integration of any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, potential loss of our key employees or key employees of Memorex, potential exposure to unknown liabilities and possible loss of our significant customers or customers of Memorex.
      We must make strategic decisions from time to time as to the technologies in which we invest and if we choose the wrong technology, our financial results could be adversely impacted. Our operating results are dependent upon our ability to successfully develop, manufacture, and market innovative new products and services. New technological innovations may require a substantial investment before any assurance is available as to their commercial viability.
      We may be dependent on third parties for new product introductions or technologies in order to introduce our own new products. We are dependent in some cases upon various third parties, such as certain drive manufacturers, for new product introductions, the timing of which is out of our control. In addition, there can be no assurance that we will maintain existing or create new OEM relationships, the lack of which could cause a material adverse impact on our business and financial results. There can be no assurance that we will continue to have access to significant proprietary technologies through internal development and licensing arrangements with third parties, or that we will continue to have access to new competitive technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships with OEMs or obtaining rights to use competitive technologies, we may incur a material adverse impact on our business and financial results.
      Our financial success depends upon our ability to manufacture and deliver products to our customers at acceptable quality, volume and cost levels. Our success in magnetic tape depends on our ability to source, manufacture and deliver products to our customers at acceptable quality, volume and cost levels. The manufacture of our products involves complex and precise processes requiring production in highly controlled and clean environments. If we do not manage these processes effectively, changes could significantly hurt our ability to meet our customers’ product volume and quality needs at acceptable costs. Even within a clean room environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. Further, existing manufacturing techniques may not achieve our volume and cost targets. In these cases, new manufacturing processes and techniques will need to be developed to achieve those targets.
      If we do not achieve the expected benefits of our joint venture with MBI, our financial results may be negatively impacted. In 2003, we entered into a series of agreements with MBI that established MBI as a significant, non-exclusive source for our optical media products and created a joint venture marketing company, GDM, for optical media products. We hold a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder, we consolidate the results of the joint venture in our financial statements. Our current outlook is dependent, among other things, upon our ability to achieve the expected benefits in a timely manner from the MBI relationships, including the GDM joint venture.
      Our financial results may be affected by the political climate and laws in the countries in which we do business and by fluctuations in world financial markets. Our products are sold in approximately 100 countries outside the United States. International operations, which comprised approximately 64 percent of our revenue in 2005, may be subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures, and local participation in operations such as local equity ownership and workers’ councils. In addition, our business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates.
      Our success depends in part on our ability to obtain and protect our intellectual property rights and to defend ourselves against intellectual property infringement claims of others. Claims may arise from time to time alleging that we infringe on the intellectual property rights of others. If we are not successful in defending ourselves against those claims, we could incur substantial costs in implementing remediation actions, such as redesigning our products or processes or paying for license rights. The related costs or the disruption to our operations could have a material adverse effect on us. In addition, we utilize valuable non-patented technical know-how and trade secrets in our product development and manufacturing operations. There can be no assurance that confidentiality agreements and other measures we utilize to protect such proprietary information will be effective, that these agreements will not be breached or that our competitors will not acquire the information as a result or through independent development. We enforce our intellectual property rights against others who infringe those rights.
      If we are unable to retain our employees and key talent, we may incur a material adverse impact on our business and financial results. We operate in a highly competitive market for employees with specialized skill, experience and industry knowledge. No assurance can be given that we will be able to retain employees and key talent.
      Significant litigation matters can result in large costs and distraction to our business. We are subject to various pending or threatened legal actions in the ordinary course of our business. Litigation is always subject to many uncertainties and outcomes that are not predictable. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation.
      Our stock price may be subject to significant volatility due to our own results or market trends. If revenue, earnings or cash flows in any quarter fail to meet the investment community’s expectations, there could be an immediate negative impact on our stock price. Our stock price may also be affected by broader market trends and world events unrelated to our performance.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Our worldwide headquarters is located in Oakdale, Minnesota. Our major facilities, and the functions at such facilities, are listed below. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs.

Facility	Function

United States and Canada
Camarillo, California (owned/leased)*	Data tape manufacturing
London, Ontario, Canada (owned)	Sales/Administrative
Miami, Florida (leased)	Sales/Administrative
Oakdale, Minnesota (owned)	Worldwide headquarters/Laboratory facility
Wahpeton, North Dakota (owned/leased)*	Diskette/molding/CD-Rewritable discs/data tape manufacturing
Weatherford, Oklahoma (owned)	Diskette manufacturing and data tape manufacturing

Europe/Middle East
Bracknell, United Kingdom (leased)	Sales/Administrative
Cergy, France (leased)	Sales/Administrative
Dubai, UAE (leased)	Sales/Administrative
Madrid, Spain (leased)	Sales/Administrative
Neuss, Germany (leased)	Sales/Administrative
Schiphol-rijk, Netherlands (leased)	Sales/Administrative/European regional headquarters
Segrate, Italy (leased)	Sales/Administrative

Latin America
Mexico City, Mexico (leased)	Sales/Administrative
Santiago, Chile (leased)	Sales/Administrative
Sao Paulo, Brazil (owned)	Sales/Administrative

Asia Pacific
Baulkham Hills, Australia (leased)	Sales/Administrative
Beijing, China (leased)	Sales/Administrative
Guangzhou, China (leased)	Sales/Administrative
New Delhi, India (leased)	Sales/Administrative
North Point, Hong Kong (leased)	Sales/Administrative
Seoul, Korea (leased)	Sales/Administrative
Shanghai, China (leased)	Sales/Administrative
Singapore (leased)	Sales/Administrative
Taipei, Taiwan (leased)	Sales/Administrative
Tokyo, Japan (leased)	Sales/Administrative/Asia-Pacific regional headquarters

*	In December 2003, we sold one of the buildings at our Camarillo, California facility in a sale-leaseback transaction and are leasing back a portion of the building. In 2002, we sold one of the buildings at our Wahpeton, North Dakota facility in a sale-leaseback transaction and are leasing the building back.

Item 3.	Legal Proceedings.
      We are subject to various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2005, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2005 would not be material to our financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      As of February 24, 2006, there were 34,908,224 shares of our common stock, $0.01 par value (Common Stock), outstanding held by approximately 27,400 shareholders of record. Our Common Stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Board of Directors declared a dividend of $0.10 per share of Common Stock in February 2005 and dividends of $0.12 per share of Common Stock in May, August and November 2005, as well as a dividend of $0.08 per share of Common Stock in February 2004 and dividends of $0.10 per share of Common Stock in May, August and November 2004. We paid a total of $15.7 million and $13.2 million in dividends to shareholders in 2005 and 2004, respectively.
      The following table sets forth, for the periods indicated, the high and low sales prices of Common Stock as reported on various exchanges.

	2005 Sales Prices		2004 Sales Prices

	High	Low	High	Low

First Quarter	$35.95	$30.49	$42.15	$34.30
Second Quarter	$39.36	$31.90	$44.20	$37.05
Third Quarter	$43.80	$38.64	$42.72	$30.60
Fourth Quarter	$46.94	$39.36	$38.00	$28.46

Item 6.	Selected Financial Data.
Selected Consolidated Financial Data*

	2005	2004	2003	2002	2001

	(In millions, except employee and per share data)
Statement of Operations Data:
Net revenue	$1,258.1	$1,173.7	$1,110.6	$1,013.6	$1,068.3
Gross profit	302.1	287.8	320.6	313.0	323.5
Selling, general and administrative	146.3	161.5	163.9	173.6	226.5
Research and development	51.3	56.5	56.4	50.5	61.8
Litigation	—	—	(1.0)	(6.4)	—
Restructuring and other	1.2	25.2	(0.7)	(4.0)	48.0
Gain on sale of Color Proofing and Color Software business	—	—	(11.1)	—	(1.9)
Loan impairment	—	—	4.6	—	—
Operating income (loss)	103.3	44.6	108.5	99.3	(10.9)
Income (loss) from continuing operations	81.8	36.5	74.9	66.1	(4.6)
Net income (loss)	87.9	29.9	82.0	75.1	(1.7)
Earnings (loss) per common share from continuing operations:
Basic	2.41	1.04	2.11	1.89	(0.13)
Diluted	2.36	1.03	2.06	1.86	(0.13)
Net earnings (loss) per common share:
Basic	2.59	0.85	2.31	2.15	(0.05)
Diluted	2.54	0.84	2.26	2.11	(0.05)
Balance Sheet Data:
Working capital	$643.1	$510.8	$541.2	$532.2	$409.7
Cash and cash equivalents(1)	483.0	397.1	411.4	474.7	389.8
Inventories	134.9	131.3	159.4	139.0	130.3
Property, plant and equipment, net	195.0	214.4	226.5	181.5	171.2
Total assets	1,146.2	1,110.6	1,172.8	1,119.9	1,053.7
Long-term debt	—	—	—	—	—
Total liabilities	290.9	323.8	352.5	381.4	398.0
Total shareholders’ equity	855.3	786.8	820.3	738.5	655.7
Other Information:
Current ratio	3.6	2.9	2.8	2.7	2.2
Days sales outstanding(2)	46	45	46	43	48
Days of inventory supply(2)	56	53	71	70	67
Return on average assets(3)	7.2%	3.2%	6.5%	6.1%	(0.5)%
Return on average equity(3)	10.0%	4.5%	9.6%	9.5%	(0.7)%
Dividends per common share	$0.46	$0.38	$0.24	$—	$—
Capital expenditures	21.6	35.8	75.1	42.6	47.0
Number of employees	2,100	2,550	2,800	2,800	3,400

*	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the financial information presented in this table.

(1)	We invest certain funds in active cash management and classify those investments in other current assets or other assets depending on remaining maturity. These amounts represent $24.6 million, $42.5 million, and $13.4 million as of December 31, 2005, 2004 and 2003, respectively, in addition to the above cash and equivalents.

(2)	These operational measures, which we regularly use, are provided to assist in the investor’s further understanding of our operations. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that are reflected in the net accounts receivable balance. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months expressed in days.

(3)	Return percentages are calculated using income (loss) from continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.
Overview
      Imation is a leading provider of removable data storage media products designed to help customers capture, create, protect, preserve, and retrieve valuable digital assets. Our business-to-business customers range from managers of large data centers to distributed network administrators to small business owners who rely on our tape cartridges for data processing, security, business continuity, backup and archiving applications. For personal storage needs, our customers rely on our recordable optical discs, USB-enabled flash and removable hard drives to store, edit and manage business data, photos, video, images, and music on professional and home desktops. Our products are sold in the U.S. and in approximately 100 other countries. Approximately 64 percent of our 2005 revenue came from outside the U.S.
      The data storage market presents attractive growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, ongoing and variable price erosion, diverse distribution channels, and a large variety of formats for tape, optical, flash, and removable hard disk products.
      We deliver a broad portfolio of products across diverse distribution channels and geographies. Success in the market is dependent on being early to market with new formats, having efficient manufacturing, sourcing and supply chain operations, maintaining competitive total delivered cost, working closely with leading OEMs to develop new formats or enhancements to existing formats, offering a broad assortment of products across multiple competing drive technology platforms, and having broad geographic and market coverage across diverse distribution channels.
      While the demand for data storage media continues to grow at a modest rate, the highest revenue growth opportunities include newer tape formats in open system environments, recordable optical discs and removable flash memory. These higher revenue growth opportunities provide revenue streams that are typically at lower gross profit margins than our historical gross margins on the magnetic media businesses.
      Our strategy is to take advantage of these growth opportunities by establishing strategic sourcing, brand distribution, and licensing arrangements and by implementing a relatively flat and efficient operating structure. For example, while we have manufacturing operations, intellectual property, including patents and know-how, across a broad range of storage-related media technologies, we also source some products from third party manufacturers. As a result, our business is a combination of a manufacturer and a brand distributor. We believe this strategy can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenue. We launched various restructuring activities in 2004 to lower overall operating costs, simplify structure, and improve decision-making speed. In addition, we are implementing lean enterprise principles throughout our organization. The emphasis of lean enterprise principles is speed, quality, and competitive cost across all key functions and processes.

Sale of Specialty Papers
      On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC for $17.0 million, with the potential for up to an additional $4.0 million in consideration over the next three years, contingent on performance of the business. At closing, we received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years subject to certain post-closing adjustments. In accordance with applicable accounting rules, the results of this segment for prior periods have been reported as discontinued operations. Accordingly, the Consolidated Financial Statements for all prior periods have been adjusted to reflect this presentation. General corporate overhead costs previously allocated to the Specialty Papers segment have not been allocated to discontinued operations. As a result of the sale of our Specialty Papers business, all of our business and operations are reported as one segment.
Executive Summary

2005 and 2006 Recent Highlights

•	We launched several new products, including our Ulysses removable backup hard drive, USB-enabled Micro Hard Drive, and ForceFieldtm Optical Media with scratch-resistant coating for CDs and DVDs

•	We saw broad-based revenue growth across major product categories including optical, mid-range server, and USB-flash media products

•	We benefited from a lower cost structure resulting from our restructuring in 2004

•	We made demonstrable progress toward becoming a lean enterprise

•	We sold our Specialty Papers business on June 30, 2005

•	We announced the planned acquisition of Memorex in January 2006

2005 Consolidated Results of Operations

•	Revenue of $1,258.1 million in 2005 was up 7.2 percent compared to revenue of $1,173.7 million in 2004

•	Gross margin of 24.0 percent in 2005 was down from 24.5 percent in 2004

•	Selling, general and administrative expenses were 11.6 percent of revenue in 2005, compared to 13.8 percent in 2004

•	Operating income was $103.3 million in 2005, an increase of $58.7 million from 2004

•	Operating margin was 8.2 percent in 2005 compared to 3.8 percent in 2004

•	Net income was $87.9 million, or $2.54 per diluted share in 2005, compared to $29.9 million, or $0.84 per diluted share in 2004

•	Diluted earnings per share from continuing operations was $2.36 for 2005, compared to $1.03 for 2004

2005 Cash Flow/ Financial Condition

•	Cash flow from operations totaled $87.7 million in 2005, compared to $128.1 million in 2004

•	Total cash and liquid investments totaled $507.6 million at year-end, an increase of $68.0 million during the year

•	The Board of Directors declared dividends of $0.10 per share in February 2005 and $0.12 per share in May, August and November 2005, our third year of paying dividends

Results of Operations
      The following table sets forth the percentage relationship to revenue of certain items in our Consolidated Statements of Operations as well as the percentage of dollar increase/decrease for the years indicated.

				Percentage of dollar
Percentage of revenue				increase/(decrease)

2005	2004	2003		2005 vs. 2004	2004 vs. 2003

100.0%	100.0%	100.0%	Net revenue	7.2%	5.7%
24.0	24.5	28.9	Gross profit	5.0	(10.2)
11.6	13.8	14.8	Selling, general and administrative expenses	(9.4)	(1.5)
4.1	4.8	5.1	Research and development expenses	(9.2)	0.2
0.1	2.1	(0.1)	Restructuring and other expenses	n/m	n/m
8.2	3.8	9.8	Operating income	131.6	(58.9)
(0.3)	0.1	(0.2)	Non-operating (income) expense, net	n/m	n/m
6.5	3.1	6.7	Income from continuing operations	124.1	(51.3)

n/m: not meaningful

Net Revenue
      Net revenue in 2005, 2004, and 2003 was $1,258.1 million, $1,173.7 million, and $1,110.6 million, respectively. Net revenue increased 7.2 percent in 2005 over 2004 compared to a 5.7 percent increase in 2004 over 2003. Total worldwide 2005 revenue growth over 2004 was driven by volume increases of approximately 17 percent and foreign currency benefit of approximately one percent partially offset by price declines of approximately 11 percent. The revenue increase in 2005 was driven by growth in our optical products, including our GDM joint venture with MBI, flash media and certain tape cartridge formats, particularly LTO 2 and LTO 3. Total worldwide 2004 revenue growth over 2003 was driven by volume increases of approximately 16 percent and foreign currency benefit of approximately three percent partially offset by price declines of approximately 13 percent. Results in 2004 and 2003 were also driven by growth in optical products, including the benefit of our GDM joint venture.

Gross Profit
      Gross profit for 2005, 2004, and 2003 was $302.1 million or 24.0 percent of revenue, $287.8 million or 24.5 percent of revenue, and $320.6 million or 28.9 percent of revenue, respectively. Gross profit increased in 2005 by $14.3 million from 2004, while gross profit decreased by $32.8 million from 2004 to 2003.
      The 2005 gross margin was substantially in line with the 2004 gross margin, but the 2004 margin was impacted by certain items discussed below. The 4.4 percentage point decrease in gross margin as a percent of revenue for 2004 over 2003 was in part due to a higher proportion of lower gross margin products in the overall sales mix. Two other factors also negatively impacting gross margin in 2004 were $9.0 million of inventory-related charges and start-up costs related to our coating facility in Weatherford, Oklahoma. The inventory-related charges were driven by competitive market pricing during the second quarter of 2004, which caused inventory valuation write-downs of $6.0 million (recorded as cost of goods sold) and price protection payments of $3.0 million (recorded as reductions of revenue) made in order to expand and retain certain retail business. The start-up costs were incurred as costs were added ahead of the commencement of production and scale-up of production on our new coater. The scale-up and improvement of performance of the new coater caused gross margin to improve by 1.3 percentage points when comparing 2005 and 2004. This improvement, however, was more than offset by the decrease in gross margin due to a higher proportion of lower gross margin products in the overall sales mix.

Selling, General and Administrative (SG&A)
      In 2005, 2004, and 2003, SG&A expenses were $146.3 million or 11.6 percent of revenue, $161.5 million or 13.8 percent of revenue, and $163.9 million or 14.8 percent of revenue, respectively. The decrease in SG&A expense during 2005 was due to our cost reduction efforts taken during 2004. The decrease in SG&A as a percent of revenue in 2005, 2004, and 2003 was due to our cost reduction efforts and continued focus on controlling spending and implementing an efficient cost structure in all geographic areas as well as the result of our revenue growth.

Research and Development (R&D)
      Research and development expenses in 2005, 2004, and 2003 were $51.3 million, $56.5 million, and $56.4 million, respectively. The $5.2 million decrease in 2005 as compared to 2004 related to our cost reduction efforts taken during 2004 as we focused resources on higher priority projects within the R&D organization. Research and development expenses in 2004 as compared to 2003 were essentially flat.

Litigation
      In 2003, we recorded a $1.0 million reversal of the reserve set up in 2002 for a litigation matter related to optical disc royalties in Spain (see Note 17 to the Consolidated Financial Statements).

Restructuring and Other
      The components of our restructuring and other charges are as follows:

	Years Ended
	December 31,

	2005	2004	2003)

	(In millions)
Asset impairments	$—	$6.1	$—
Severance and other	1.2	19.1	(0.7)

Total	$1.2	$25.2	$(0.7)

      In 2005, we recorded restructuring and other charges of $1.2 million primarily for facility closing costs associated with the Tucson, Arizona production facility closing.
      In 2004, we recorded net severance and other charges of $19.1 million to simplify structure, improve decision making speed and lower overall operating costs. The charges included the costs for employee separation programs related to a headcount reduction of approximately 540 employees, of which 280 related mainly to the Tucson, Arizona production facility that we closed in 2005. The remaining reduction of 260 employees related to the restructuring program announced in the fourth quarter of 2004. We also recognized asset impairment charges of $6.1 million mainly related to the decision to discontinue various product development strategies as development efforts were focused on fewer projects.
      In 2003, we recorded a $0.7 million benefit for the reversal of previously recorded charges due to lower than expected costs of restructuring (see Note 6 to the Consolidated Financial Statements). This restructuring adjustment was made as part of our regular practice of reviewing quarterly restructuring reserves and making adjustments as necessary to reflect management’s best estimate of costs remaining for each restructuring program.
      During 2005, 2004 and 2003, we made cash payments of approximately $14.5 million, $2.8 million, and $5.3 million, respectively, related to our restructuring programs. We expect to make payments of approximately $2.1 million in 2006 related primarily to severance costs to complete our 2004 restructuring programs (see Note 6 to the Consolidated Financial Statements).

Gain on Sale of Color Proofing and Color Software Business
      In 2003, we recorded an $11.1 million gain primarily related to outstanding transition services payments for the Color Proofing and Color Software business sold in 2001 (see Note 3 to the Consolidated Financial Statements).

Loan Impairment
      In 2003, we recorded a $4.6 million impairment of a loan receivable from a contract manufacturer (see Note 16 to the Consolidated Financial Statements).

Operating Income
      Operating income for 2005, 2004, and 2003 was $103.3 million, $44.6 million, and $108.5 million, respectively. As a percent of revenue, operating income for 2005, 2004, and 2003 was 8.2 percent, 3.8 percent, and 9.8 percent, respectively. Operating income in each year was driven by the factors discussed above, including the items included in Litigation, Restructuring and Other, Gain on Sale of Color Proofing and Color Software Business, and Loan Impairment.

Non-operating Income/ Expense
      Net non-operating income was $3.4 million in 2005 compared to net non-operating expenses of $0.7 million in 2004 and net non-operating income of $2.5 million in 2003. Interest income was $11.6 million in 2005, $5.1 million in 2004, and $5.9 million in 2003. Increased interest income in 2005 is primarily attributed to interest income from higher invested cash balances and higher interest rates. The 2004 interest income decline compared to 2003 was due to lower short-term interest rates. Other non-operating expenses in 2005 included foreign currency transaction losses of $2.9 million and investment losses of $2.6 million. Other non-operating expenses in 2004 included foreign currency transaction losses of $2.9 million. We utilize certain financial instruments to manage risks associated with foreign currency risks (see Item 7A to this Form 10-K and Note 9 to the Consolidated Financial Statements).

Income Taxes
      Our effective tax rate was 23.3 percent, 16.9 percent, and 32.5 percent for 2005, 2004, and 2003, respectively, as discussed in Note 7 to the Consolidated Financial Statements. The 2005 tax rate was benefited by a favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit of $12.0 million (or $0.35 per diluted share). The matter involved the U.S. treatment of tax benefits associated with changes to our European structure initiated in 2000 that were approved by U.S. tax authorities in the first quarter of 2005, resulting in the reversal of an income tax accrual. The 2004 tax rate was benefited by a one-time tax benefit of $4.1 million associated with the favorable resolution of a European tax matter, as well as lower taxable income in the United States in part due to restructuring and other charges incurred during the year. As of December 31, 2005 and 2004, we had net deferred tax assets of $48.9 million and $72.0 million, respectively. The recoverability of our net deferred tax assets is primarily dependent upon our ability to generate future taxable income in the U.S. We believe that we will generate sufficient future taxable income to recover our recorded net deferred tax assets.

Income from Continuing Operations
      Income from continuing operations in 2005 was $81.8 million or $2.41 per basic share and $2.36 per diluted share, in 2004 was $36.5 million, or $1.04 per basic share and $1.03 per diluted share, and in 2003 was $74.9 million, or $2.11 per basic share and $2.06 per diluted share. The fluctuations are due to changes in operating income, non-operating income/expenses and income taxes as discussed above.

Income (Loss) from Discontinued Operations
      In 2005, we recorded a gain of $4.6 million, net of income tax, related to the sale of the Specialty Papers business. In addition, the after tax income from operations of the Specialty Papers business was $1.5 million. In 2004, we recorded a loss of $12.4 million, net of income tax, related primarily to the settlement of the Jazz Photo litigation from our Photo Color Systems business that was sold in 1999 (see Note 17 to the Consolidated Financial Statements). In addition, the after tax income from discontinued operations, related to Specialty Papers, was $5.8 million in 2004 and $6.9 million in 2003.

Net Income
      Net income in 2005 was $87.9 million or $2.54 per diluted share, in 2004 was $29.9 million or $0.84 per diluted share, and in 2003 was $82.0 million, or $2.26 per diluted share. The fluctuations were due to changes discussed above in both continuing and discontinued operations.
Performance By Geographic Area
      Approximately 64 percent, 62 percent, and 56 percent of our net revenue in 2005, 2004, and 2003, respectively, was from sales outside the United States. U.S. revenue totaled $450.9 million, $447.9 million, and $486.0 million in 2005, 2004, and 2003, respectively. International revenue from sources outside the U.S. was $807.2 million, $725.8 million, and $624.6 million in 2005, 2004, and 2003, respectively. The shift in revenue from the U.S. to international in 2005 was driven by strong growth in GDM. In 2004, the shift in revenue from the U.S. to international was driven by strong growth in Asia and Latin America, as well as in GDM. Favorable currency rates also benefited international revenue in all periods.
Financial Position
      As of December 31, 2005, the cash and cash equivalents balance was $483.0 million, an increase of $85.9 million compared to December 31, 2004. We also had other investments, which totaled $24.6 million and $42.5 million as of December 31, 2005 and 2004, respectively, related to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets or other assets depending on the time remaining to maturity. Our cash and investments increase was primarily attributed to operating cash flows of $87.7 million, proceeds of $24.1 million from option exercises and proceeds of $16.0 million from the sale of the Specialty Papers business partially offset by share repurchases of $15.9 million and dividend payments of $15.7 million.
      The accounts receivable days sales outstanding were 46 days as of December 31, 2005, compared to 45 days as of December 31, 2004. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. We had 56 days of inventory supply on hand as of December 31, 2005 compared to 53 days as of December 31, 2004. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. There are a few areas in which we expect some modest inventory increases in early 2006, especially in optical products.
      In late 2003, we entered into a tape media distribution agreement with Exabyte Corp. (Exabyte), whereby we became the exclusive distributor of Exabyte media including the VXA class of tape cartridges. This transaction resulted in an intangible asset of $18.5 million. On October 31, 2005, we amended certain terms of the Exabyte distribution agreement whereby Imation agreed to lower the margin we earned on distribution in exchange for consideration of $10.3 million in the form of Exabyte common stock, preferred stock, warrants, and notes receivable with a corresponding offset to the original intangible asset recorded in conjunction with the execution of the original Exabyte distribution agreement.
      Other assets were $63.0 million as of December 31, 2005 compared to $110.2 million as of December 31, 2004. This decrease was primarily caused by maturation of certain cash investments, which caused them to move from long-term to short-term in an amount of $24.4 million, as well as a decrease in deferred income taxes of $12.7 million and a decrease in intangible assets of $10.3 million due to the amended Exabyte distribution agreement.
      Accrued payroll was $22.2 million as of December 31, 2005 compared to $11.7 million as of December 31, 2004. The increase was caused by higher accruals for broad-based employee incentive compensation plans.
      Other current liabilities were $91.1 million as of December 31, 2005 compared to $135.3 million as of December 31, 2004. The decrease was caused primarily by a reduction in 2005 of $25.0 million related to the settlement of Jazz Photo litigation recorded in 2004 (See Note 17 to the Consolidated Financial Statements) as well as a reduction of $13.8 million due to payments for employee separation costs (see Note 6 to the Consolidated Financial Statements).

Liquidity and Capital Resources
      Cash provided by operating activities was $87.7 million in 2005. The major driver was net income as adjusted for non-cash items of $142.8 million, offset by working capital changes of $35.4 million as well as by payment of a litigation settlement from discontinued operations recorded in 2004 of $20.9 million for the Jazz Photo litigation. Net income as adjusted for significant non-cash items includes net income of $87.9 million adjusted for depreciation and amortization of $38.3 million, and deferred income taxes of $23.9 million. Certain factors related to generally higher revenue levels impacted working capital during the year, including increases in receivables and inventories, using working capital of $26.7 million and $11.9 million, respectively, offset by an increase in accounts payable providing working capital of $9.4 million.
      Cash provided by operating activities was $128.1 million in 2004. The major driver was net income as adjusted for non-cash items of $101.7 million plus cash provided by working capital changes of $26.2 million. Net income as adjusted for significant non-cash items includes net income of $29.9 million adjusted for depreciation and amortization of $46.3 million and a pre-tax charge of $20.9 million associated with the settlement of the Jazz Photo litigation. Several factors impacted working capital changes including decreases in inventories and receivables providing working capital of $31.2 million and $21.0 million, respectively, offset by decreases in accrued payroll and other current liabilities as well as accounts payable using working capital of $19.6 million and $17.3 million, respectively.
      Cash provided by operating activities was $81.0 million in 2003. The major driver was net income as adjusted for non-cash items of $132.4 million, offset by other working capital usages of $37.0 million. Net income as adjusted for significant non-cash items includes net income of $82.0 million adjusted for depreciation and amortization of $39.0 million and deferred income taxes of $19.6 million, less restructuring, litigation, and other special items of $8.2 million (see Notes 6, 16 and 17 to the Consolidated Financial Statements). The working capital changes in 2003 were driven by payments for broad-based employee incentive compensation plans related to full year 2002 performance of $13.5 million, a $13.2 million increase in inventory primarily related to growth in our optical business, our settlement with Kodak resulting in a net $7.2 million usage of cash (see Note 3 to the Consolidated Financial Statements) and payments related to restructuring programs of $5.3 million. The establishment and growth in our joint venture with GDM, whose financial statements are consolidated into our financial statements, increased total accounts receivable by $22.1 million and accounts payable by $30.7 million. The overall increase in accounts receivable of $47.7 million (including GDM) was nearly offset by an increase in accounts payable of $42.9 million (including GDM), both primarily driven by optical growth.
      Cash provided by investing activities was $14.6 million in 2005, as compared to cash used in investing activities of $62.3 million in 2004 and $129.6 million in 2003. Capital spending totaled $21.6 million, $35.8 million, and $75.1 million in 2005, 2004, and 2003, respectively. The capital spending in 2003 was primarily related to the installation of a new tape coating line at our Weatherford, Oklahoma plant site. The new tape coating line was operational by the end of 2004.
      We also had net investment proceeds of $15.3 million ($16.1 million of purchases and $31.4 million of proceeds from sale of investments) in 2005. In 2004 and 2003, we had net investment purchases of $30.3 million and $15.1 million, respectively, which related mainly to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets or other assets depending on the time remaining to maturity. The 2005 investing activities were also impacted by proceeds of $16.0 million from the sale of Specialty Papers. Investing activities in 2004 included $3.0 million related to contingent consideration received on the 2002 sale of the North America DSS business (see Note 3 to the Consolidated Financial Statements). Investing activities in 2003 also included usages of $20.5 million associated mainly with the Exabyte distribution agreement and $15.0 million associated with the purchase of certain assets of EMTEC Magnetics GmbH.
      Cash used in financing activities was $7.5 million in 2005, as compared to $85.2 million in 2004 and $16.3 million in 2003. Cash usages in 2005 were driven by share repurchases of $15.9 million and dividend payments of $15.7 million, offset by cash inflows of $24.1 million related to the exercise of stock options. Cash usages in 2004 were driven by share repurchases of $90.5 million and dividend payments of $13.2 million, offset by cash inflows of $18.5 million related to the exercise of stock options. Cash usages in 2003 were driven by share repurchases of $20.0 million, dividend payments of $8.5 million and short-term debt repayments of $4.5 million, offset by cash inflows of $12.2 million related to the exercise of stock options.

      As of December 31, 2005 and 2004, we did not have any debt outstanding. We maintain a Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at our option, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on our consolidated leverage ratio. The margins over the defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum and a utilization fee ranging from zero to 0.25 percent per annum based on our consolidated leverage ratio is payable on the line of credit. In conjunction with the Credit Agreement, we have pledged 65 percent of the stock of certain of our foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of December 31, 2005, and we were in compliance with all covenants under the Credit Agreement. We are in the process of expanding our bank credit facility from the current level of $100 million to a higher level of approximately $200 million to $250 million.
      In addition, certain international subsidiaries have borrowings locally outside of the Credit Agreement discussed above. As of December 31, 2005 and 2004, there were no borrowings outstanding under such arrangements.
      In 1997, our Board of Directors authorized the repurchase of up to six million shares of our Common Stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of Common Stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During 2005, 2004, and 2003, we repurchased 0.5 million shares, 2.7 million shares, and 0.6 million shares, respectively. As of December 31, 2005, we had repurchased 2.7 million shares under the latest authorization and held, in total, 8.4 million shares of treasury stock acquired at an average price of $23.86 per share. Authorization for repurchases of an additional 3.3 million shares remains outstanding as of December 31, 2005.
      We paid cash dividends of $0.46 per share or $15.7 million during 2005, $0.38 per share or $13.2 million during 2004 and $0.24 per share or $8.5 million in 2003. Any future dividends are at the discretion of and subject to the approval of Imation’s Board of Directors.
      We contributed $14.8 million to our defined benefit pension plans during 2005. Based on this funding, as well as the market performance on plan assets, we ended 2005 with an aggregate unfunded status of these plans of $18.7 million, an improvement from the $19.5 million aggregate unfunded status at the end of 2004. We expect pension contributions to be in the range of $10 million to $15 million in 2006, depending on asset performance and interest rates. We estimate that we have pension contributions of approximately $1.0 million required by statute for 2006.
      Our liquidity needs in 2006 include the following: the Memorex acquisition cost of $330 million and other related acquisition costs including possible restructuring costs, capital expenditures targeted to be in a range of $25 million to $30 million, pension funding of approximately $10 million to $15 million, operating lease payments of approximately $10 million (see Note 10 to the Consolidated Financial Statements); and any amounts associated with the repurchase of Common Stock under the authorization discussed above or any dividends that may be paid upon approval of the Board of Directors. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Off-Balance Sheet Arrangements
      Other than the operating lease commitments discussed in Note 10 to the Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year, that would significantly impact our liquidity.

Summary of Contractual Obligations

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	19.1	9.5	8.6	1.0	—
Purchase obligations (1)	91.3	88.4	2.1	0.8	—
Other long-term liabilities (2)	45.8	0.9	1.7	1.3	41.9

Total	$156.2	$98.8	$12.4	$3.1	$41.9

(1)	The majority of the purchase obligations consist of 90-day rolling estimates. Each month, we provide various suppliers with rolling forecasts of our demand for products for the next three months. The forecasted amounts are generally binding on us as follows: 100% for the first month, 75% for the second month, and 50% for the third month.

(2)	Except for the sale-leaseback payments recorded in long-term liabilities, timing of payments for the vast majority of the remaining long-term liabilities, primarily consisting of pension liabilities, cannot be reasonably determined and as such have been included in the “More Than 5 Years” category.
Critical Accounting Policies and Estimates
      The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates to ensure they are consistent with historical experience and the various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and could materially impact our results of operations.
      We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
      Income Tax Accruals and Valuation Allowances — When preparing the Consolidated Financial Statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred.
      Tax law requires certain items to be included in our tax return at different times than the items are reflected in the results of operations. As a result, the annual effective tax rate reflected in the results of operations is different than that reported on the tax return (i.e., the cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense on capital assets. These timing differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the expense has already been recorded in the Consolidated Statements of Operations. We must assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, a valuation allowance must be established against those deferred tax assets. Due to uncertainties related to our ability to utilize some portion of deferred tax assets, a valuation allowance of $8.5 million has been recorded as of December 31, 2005, resulting in a net deferred tax asset of $48.9 million. Deferred tax liabilities generally represent items for which a deduction has already been taken in the tax return, but the items have not been recognized as expenses in the results of operations. Significant judgment is required in evaluating tax positions, and in determining the provision for income taxes, as well as deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets.
      We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we recognize we may ultimately not prevail in defending those positions. The reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest. These reserves relate to various tax years subject to audit by taxing authorities. We believe that the current tax reserves of $9.7 million are adequate and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from current estimates and assumptions and could impact the provision for income taxes reflected in the Consolidated Statements of Operations. Unfavorable settlement of any particular issue would likely require the use of cash. Favorable resolution could result in reduced income tax expense in our Consolidated Statements of Operations in the future.
      Significant tax loss carryforwards have been generated in the Netherlands for the years 1998-2000. The filing of the related tax returns resulted in a “nil” assessment from the Dutch tax authorities on carryforwards representing a possible tax benefit of approximately $14.0 million. This results in no tax loss carryforward from the viewpoint of the Dutch tax authorities. The issuance of the assessment notice resulted in Imation reporting no tax loss carryforwards relating to these losses. However, we are pursuing opportunities to resolve the validity of some or all of these amounts. In the event we are successful, a discrete tax benefit will be realized in the period of settlement. We are unable to estimate the possible benefit or timing of resolution.
      Litigation — Management’s current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, management believes that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2005 would not be material to our financial position. As additional information becomes available, potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
      Excess Inventory and Obsolescence Accruals — We write down our inventory for estimated excess and obsolescence to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, adjustments to these reserves may be required. As of December 31, 2005, the excess inventory and obsolescence accruals were $10.3 million.
      Rebates — We maintain an accrual for customer rebates that totaled $29.5 million as of December 31, 2005. This accrual requires a program by program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.
      Other Accrued Liabilities — We also have other accrued liabilities, including uninsured claims and pensions. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.
      We sponsor defined-benefit pension plans in both U.S. and foreign entities. Expenses and liabilities for the pension plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on plan assets and projected salary increases. The annual measurement date for these assumptions is December 31. Note 13 to the Consolidated Financial Statements includes disclosure of these assumptions for both the U.S. and international plans.
      The discount rate assumptions are tied to portfolios of long-term high quality bonds and are therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate used in calculating the benefit obligation in the U.S. was 5.50 percent at December 31, 2005 as compared to 5.75 percent at December 31, 2004 and 6.25 percent at December 31, 2003. A discount rate reduction of 1.0 percent increases U.S. pension plan expense (pre-tax) by approximately $0.1 million.
      The expected return on assets assumptions on the investment portfolios for the pension plans are based on the long-term expected returns for the investment mix of assets currently in the respective portfolio. Because the rate of return is a long-term assumption, it generally does not change each year. We use historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.
      In 2001 and 2002, we used an expected return on assets assumption for the U.S. portfolio of 9.0 percent. During 2003, given the poor performance of the U.S. equity markets, we lowered the expected rate of return assumption to 8.0 percent. This rate was used in calculating the expenses for 2003 and 2004 and was also used for 2005. A change of 1.0 percent for the expected return on plan assets assumption will impact U.S. net pension plan expense (pre-tax) by approximately $0.3 million. Expected return on asset assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plan.
      The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.75 percent for the past three years. Mortality assumptions were obtained from the 2000 Group Mortality Table.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative.
      In accordance with Staff Accounting Bulletin 107, SFAS 123(R) is effective as of the beginning of the annual reporting period that begins after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.
      We will adopt SFAS 123(R) using the modified prospective transition method in our first fiscal quarter of 2006, which begins January 1, 2006. In addition to the recognition of expense in the financial statements, under SFAS 123(R), any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented. Based on our current analysis and information, we have determined that the impact of adopting SFAS 123(R) will result in a reduction of net earnings in the range of $10 million to $12 million or $0.18 to $0.22 per diluted earnings per share on a full year basis for fiscal 2006.
      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, financial position, or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. We have completed our assessment of the effects of repatriating a portion of the undistributed earnings of our foreign subsidiaries and did not repatriate any undistributed earnings under the Act in 2005.

      In November 2004, the FASB issued Statement No. 151 (SFAS No. 151), Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated results of operations, financial position, or cash flows.
Forward-Looking Statements
      We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the SEC and in our reports to shareholders. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date such statement is made, and we undertake no obligation to update such statement to reflect events or circumstances arising after such date.
2006 Outlook
      On January 19, 2006, Imation and Memorex entered into an Acquisition Agreement, providing for the acquisition of substantially all of the assets of Memorex required to run the business, including the capital stock of the operating subsidiaries of Memorex engaged in the business of the design, development, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. For its most recent fiscal year ended March 31, 2005, Memorex reported revenue of $430.0 million and operating income of $30.0 million. In the subsequent two quarters, ending September 30, 2005, Memorex revenue totaled $205.0 million and operating income totaled $14.0 million. The vast majority of the Memorex revenue is generated in the U.S. The current Memorex current portfolio includes recordable CDs and DVDs, branded accessories, USB-enabled flash drives, and magnetic and optical drives. See Note 19 to the Consolidated Financial Statements.
      The following statements are based on our current outlook for fiscal year 2006, and include the anticipated impact from closing the acquisition of Memorex no later than the middle of the second quarter of 2006. The 2006 outlook estimates are subject to change based on timing of the close and final allocation of intangible assets, which will be determined subsequent to close.

•	Our revenue for 2006 is targeted between $1.54 billion to $1.59 billion, which represents growth of approximately 23 percent to 27 percent.

•	Operating income for 2006 is targeted between $93 million and $98 million.

•	Diluted earnings per share is targeted between $1.70 and $1.80 for 2006.

•	Capital spending for 2006 is targeted in the range of $25 million to $30 million.

•	The 2006 tax rate is anticipated to be in the range of 36 percent and 37 percent.

•	Depreciation and amortization for 2006 is targeted in the range of $39 million to $44 million, including amortization of intangible assets resulting from the Memorex acquisition ranging between $4 million and $9 million.

•	We have adopted SFAS 123(R) beginning January 2006, which requires the expensing of equity-based compensation programs. We expect an expense in the range of $10 million to $12 million or $0.18 to $0.22 per diluted share related to the adoption of SFAS 123(R) in 2006. This expense is included in the diluted earnings per share target cited above.

•	We anticipate that certain restructuring charges will likely be incurred, the majority of which are associated with the Memorex acquisition, which would range between $13 million and $17 million, which is also included in the diluted earnings per share target cited above. As a result, the impact of the acquisition on 2006 operating income is anticipated to be neutral to slightly positive. After full integration of Memorex, the transaction is expected to be significantly accretive, contributing $32 million to $36 million in annual operating income.

      The impact of restructuring and other items on operating income, as described above, is provided solely to assist an investor’s understanding of these items on the comparability of our operations. This information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America.
      Our business outlook is dependent on a variety of factors and is subject to the risks and uncertainties discussed under “Forward-Looking Statements” above and under “Risk Factors” in Part I, Item 1A of this Form 10-K.
      Certain information contained in this Form 10-K which does not relate to historical financial information, including our outlook for fiscal year 2006, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results and those presently anticipated or projected, including our ability to close the acquisition of Memorex in a timely manner and integrate our operations while achieving anticipated benefits and cost synergies, the continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand, our ability to meet our cost reduction and revenue growth targets, our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties, our ability to achieve the expected benefits in a timely manner from MBI and other strategic relationships, including the GDM joint venture, the competitive pricing environment, the foreign currency fluctuations, the outcome of litigation, our ability to secure adequate supply of certain high demand products, the ready availability and price of energy, the availability of key raw materials or critical components, the market acceptance of newly introduced products and service offerings, the rate of decline for certain existing products as well as various factors set forth, from time to time, in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      We are exposed to various market risks including volatility in foreign currency exchange rates, commodity price changes, and credit risk. International operations, which comprised approximately 64 percent of our revenue in 2005, may be subject to various risks that are not present in domestic operations. The additional risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures, and local participation in operations such as local equity ownership and workers’ councils.
      Our foreign currency hedging policy attempts to manage some of the foreign currency risks over near term periods; however, we cannot assure that these risk management activities will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant.
      In accordance with established policies and procedures, we may utilize derivative financial instruments, including forward exchange contracts, options and swap agreements to manage certain of these exposures. Factors that could impact the effectiveness of our hedging include the accuracy of our forecasts, the volatility of the currency markets, and the availability of hedging instruments. Although we attempt to utilize hedging to manage the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which we sell products or a weakening exchange rate against currencies in which we incur costs, our revenue or costs are adversely impacted. We do not hold or issue derivative financial instruments for trading or speculative purposes and we are not a party to leveraged derivative transactions. The utilization of derivatives and hedging activities is described more fully in Note 9 to the Consolidated Financial Statements.
      As of December 31, 2005, we had $222.7 million notional amount of foreign currency forward and option contracts of which $43.8 million hedged recorded balance sheet exposures. This compares to $176.2 million notional amount of foreign currency forward and option contracts as of December 31, 2004, of which $44.5 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2005 by $7.7 million.

      Our exposure to commodity price changes relates primarily to certain manufacturing operations that utilize aluminum ingot and petroleum based products. We manage our exposure to changes in these prices through our procurement and sales practices. Significant unexpected increases in the price of or decreases in the supply of these products could have a material adverse impact on our business and financial results.
      We are exposed to credit risk associated with cash investments and foreign currency derivatives. We do not believe that our cash investments and foreign currency derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions and we monitor and manage the notional amount of contracts entered into with each counterparty in accordance with our internal policies.

Item 8.	Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Imation Corp. (Imation) is responsible for establishing and maintaining adequate internal control over financial reporting. Imation’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2005, Imation’s internal control over financial reporting is effective, based on those criteria.
      Imation’s independent registered public accounting firm has audited our assessment of the effectiveness of Imation’s internal control over financial reporting as of December 31, 2005 as stated in the report appearing on the following page.

Bruce A. Henderson	Paul R. Zeller
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
      We have completed an integrated audit of Imation Corp.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, MN
February 28, 2006

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In millions, except per share amounts)
Net revenue	$1,258.1	$1,173.7	$1,110.6
Cost of goods sold	956.0	885.9	790.0

Gross profit	302.1	287.8	320.6
Operating expenses:
Selling, general and administrative	146.3	161.5	163.9
Research and development	51.3	56.5	56.4
Litigation	—	—	(1.0)
Restructuring and other	1.2	25.2	(0.7)
Gain on sale of Color Proofing and Color Software business	—	—	(11.1)
Loan impairment	—	—	4.6

Total operating expenses	198.8	243.2	212.1
Operating income	103.3	44.6	108.5
Interest expense	0.7	0.6	1.3
Interest income	(11.6)	(5.1)	(5.9)
Other expense, net	7.5	5.2	2.1

Income from continuing operations before income taxes	106.7	43.9	111.0
Income tax provision	24.9	7.4	36.1

Income from continuing operations	81.8	36.5	74.9
Discontinued operations:
Income from operations of discontinued businesses, net of income taxes	1.5	5.8	6.9
Gain (loss) on disposal of discontinued businesses, net of income taxes	4.6	(12.4)	0.2

Income (loss) from discontinued operations	6.1	(6.6)	7.1
Net income	$87.9	$29.9	$82.0

Earnings (loss) per common share – basic:
Continuing operations	$2.41	$1.04	$2.11
Discontinued operations	$0.18	$(0.19)	$0.20
Net income	$2.59	$0.85	$2.31
Earnings (loss) per common share – diluted:
Continuing operations	$2.36	$1.03	$2.06
Discontinued operations	$0.18	$(0.19)	$0.20
Net income	$2.54	$0.84	$2.26
Weighted average basic shares outstanding	33.9	35.0	35.5

Weighted average diluted shares outstanding	34.6	35.6	36.3

Cash dividends paid per common share	$0.46	$0.38	$0.24

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004

	(In millions, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$483.0	$397.1
Accounts receivable, net	194.7	181.0
Inventories, net	134.9	131.3
Other current assets	75.6	76.6

Total current assets	888.2	786.0
Property, plant and equipment, net	195.0	214.4
Other assets	63.0	110.2

Total assets	$1,146.2	$1,110.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$131.8	$128.2
Accrued payroll	22.2	11.7
Other current liabilities	91.1	135.3

Total current liabilities	245.1	275.2
Other liabilities	45.8	48.6
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,046.7	1,041.7
Retained earnings	120.5	57.1
Accumulated other comprehensive loss	(106.6)	(85.1)
Unearned compensation	(4.4)	(1.7)
Treasury stock, at cost, 8.4 million and 9.2 million shares as of December 31, 2005 and 2004, respectively	(201.3)	(225.6)

Total shareholders’ equity	855.3	786.8

Total liabilities and shareholders’ equity	$1,146.2	$1,110.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Retained	Accumulated	Unearned
		Additional	Earnings	Other	ESOP Shares		Total
	Common	Paid-In	(Accumulated	Comprehensive	and Other	Treasury	Shareholders’
	Stock	Capital	Deficit)	Loss	Compensation	Stock	Equity

	(In millions, except share and per share amounts)
Balance as of December 31, 2002	$0.4	$1,033.3	$(19.3)	$(106.9)	$(2.8)	$(166.2)	$738.5
Amortization of unearned ESOP shares		1.5			2.8		4.3
Purchase of treasury stock (585,000 shares)						(20.0)	(20.0)
Exercise of stock options (551,435 shares)			(4.8)			17.0	12.2
Tax benefit from shareholder transactions		2.5					2.5
Dividend payments			(8.5)				(8.5)
Comprehensive income:
Net income			82.0				82.0
Net change in cumulative translation adjustment				10.7			10.7
Minimum pension liability adjustments (net of income tax provision of $1.9)				3.7			3.7
Cash flow hedging (net of income tax benefit of $1.8)				(5.1)			(5.1)

Comprehensive income							91.3

Balance as of December 31, 2003	0.4	1,037.3	49.4	(97.6)	—	(169.2)	820.3

Purchase of treasury stock (2,658,000 shares)						(90.5)	(90.5)
Exercise of stock options (807,836 shares)		(0.4)	(9.0)			27.9	18.5
Restricted stock grants (56,761 shares)		0.3			(1.7)	1.9	0.5
401(k) matching contribution (123,022 shares)		0.2				4.3	4.5
Tax benefit from shareholder transactions		4.3					4.3
Dividend payments			(13.2)				(13.2)
Comprehensive income:
Net income			29.9				29.9
Net change in cumulative translation adjustment				5.0			5.0
Minimum pension liability adjustments (net of income tax provision of $1.9)				3.2			3.2
Cash flow hedging (net of income tax provision of $2.1)				4.3			4.3

Comprehensive income							42.4

Balance as of December 31, 2004	0.4	1,041.7	57.1	(85.1)	(1.7)	(225.6)	786.8

Purchase of treasury stock (453,300 shares)						(15.9)	(15.9)
Exercise of stock options (968,953 shares)		(0.4)	(8.4)			32.9	24.1
Restricted stock grants (113,461 shares)			(0.4)		(2.7)	4.1	1.0
401(k) matching contribution (91,790 shares)		0.4				3.2	3.6
Tax benefit from shareholder transactions		5.0					5.0
Dividend payments			(15.7)				(15.7)
Comprehensive income:
Net income			87.9				87.9
Net change in cumulative translation adjustment				(19.3)			(19.3)
Minimum pension liability adjustments (net of income tax benefit of $1.0)				(2.6)			(2.6)
Cash flow hedging (net of income tax provision of $0.3)				0.4			0.4

Comprehensive income							66.4

Balance as of December 31, 2005	$0.4	$1,046.7	$120.5	$(106.6)	$(4.4)	$(201.3)	$855.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Cash Flows from Operating Activities
Net income	$87.9	$29.9	$82.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33.0	37.0	33.3
Amortization	5.3	9.3	5.7
Deferred income taxes	23.9	(1.5)	19.6
Non-cash restructuring, litigation, and other special items	—	6.1	(8.2)
Gain on sale of Specialty Papers	(7.3)	—	—
Litigation settlement from discontinued operation	(20.9)	20.9	—
Accounts receivable	(26.7)	21.0	(47.7)
Inventories	(11.9)	31.2	(13.2)
Other current assets	(3.3)	10.9	37.5
Accounts payable	9.4	(17.3)	42.9
Accrued payroll and other current liabilities	(2.9)	(19.6)	(56.5)
Other	1.2	0.2	(14.4)

Net cash provided by operating activities	87.7	128.1	81.0
Cash Flows from Investing Activities
Capital expenditures	(21.6)	(35.8)	(75.1)
Purchase of intangible assets	—	—	(20.5)
Purchase of investments	(16.1)	(41.7)	(15.1)
Prepayment and restricted cash deposit related to planned asset purchase	—	—	(15.0)
Proceeds from sale of investments	31.4	11.4	—
Proceeds from sale of businesses	16.0	3.0	—
Other investing activities	4.9	0.8	(3.9)

Net cash provided by (used in) investing activities	14.6	(62.3)	(129.6)
Cash Flows from Financing Activities
Net change in short-term debt	—	—	(4.5)
Purchase of treasury stock	(15.9)	(90.5)	(20.0)
Exercise of stock options	24.1	18.5	12.2
Dividend payments	(15.7)	(13.2)	(8.5)
Net proceeds from sale-leaseback	—	—	1.7
Decrease in unearned ESOP shares	—	—	2.8

Net cash used in financing activities	(7.5)	(85.2)	(16.3)
Effect of exchange rate changes on cash and cash equivalents	(8.9)	5.1	1.6

Change in cash and equivalents	85.9	(14.3)	(63.3)
Cash and cash equivalents — beginning of year	397.1	411.4	474.7

Cash and cash equivalents — end of year	$483.0	$397.1	$411.4

Non-cash investing activity:
Capital expenditures financed through accounts payable	$—	$—	$5.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation

Background
      Imation Corp. (Imation, the Company, we, us, or our), a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. We develop, manufacture, source and market removable data storage media products. Through divestitures, we have exited all of the non-data storage businesses existing at the spin-off (see Note 3 to the Consolidated Financial Statements) such that the data storage business constituted all of our net revenue for the year ended December 31, 2005.

Basis of Presentation
      On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC located in Nekoosa, Wisconsin. These operations are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented. Discontinued operations in previous periods also include expenses associated with the Jazz Photo Corp. (Jazz Photo) litigation (see Note 3 to the Consolidated Financial Statements).
Note 2 — Summary of Significant Accounting Policies
      Consolidation. The consolidated financial statements include our accounts and our wholly- or majority-owned subsidiaries. All significant inter-company transactions have been eliminated. We have a 51 percent ownership interest in our Global Data Media subsidiary that was formed in 2003, as well as a 60 percent ownership interest in our subsidiary in Japan. Minority interest in the income and net assets of these subsidiaries is not material for the periods presented.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported asset and liability amounts, and the contingent asset and liability disclosures at the date of the financial statements, as well as the revenue and expense amounts reported during the period. Actual results could differ from those estimates.
      Foreign Currency. Generally, local currencies are the functional currencies for our subsidiaries outside the U.S., except for subsidiaries located in highly inflationary economies where the U.S. dollar is considered the functional currency. Income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Foreign currency transaction gains and losses are included in the results of operations. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are remeasured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These remeasured adjustments are reflected in the results of operations.
      Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue in 2005, 2004 or 2003.
      Cash Equivalents. Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. These investments are carried at cost, which approximates fair value.
      Trade Accounts Receivables and Allowances. Trade accounts receivables are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. They are stated net of allowances, which primarily represent estimated amounts for expected customer returns, allowances and deductions for a variety of claims such as terms discounts, quality and pricing, or the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations.
      Inventories. Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis. We provide estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of net realizable value.
      Investments. We invest in interest bearing securities with original maturities ranging from three months to two years, which are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying amounts of such investments approximate fair value. Marketable equity securities that have readily determinable fair values are classified as available-for-sale and are reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period.
      Our policy is to review our venture capital and minority equity securities classified as investments on a quarterly basis to determine if an other-than-temporary decline in fair value exists. The policy includes, but is not limited to, reviewing the revenue and income outlook, financial viability, and management of each investment. If an other-than-temporary decline exists in one of the investments, the carrying value of the investment is reduced to the market value with a corresponding loss recorded in other expense in the Consolidated Statement of Operations.
      Derivative Financial Instruments. We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through operations. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive income (loss) in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses are generally recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains/losses included in non-operating expenses for foreign denominated payables- and receivables-related hedge transactions. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is immediately recognized in operations.
      Other Financial Instruments. Our other financial instruments consist principally of cash and cash equivalents, certain investments, and short-term receivables and payables, for which their current carrying amounts approximate fair market value.
      Property, Plant and Equipment. Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are recorded at cost. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the related accounts and resulting gains or losses are reflected in the results of operations.
      Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 20 to 40 years for buildings and 5 to 12 years for machinery and equipment. Leasehold and other improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.
      Intangible Assets. Intangible assets consist primarily of capitalized software and certain purchased distribution and intellectual property rights. We capitalize certain external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized over their estimated useful lives, which generally range from three to five years.
      Goodwill. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unit to which the goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured.
      Long-Lived Assets. We periodically review our long-lived assets, including property, plant and equipment and intangible assets, in order to assess recoverability based on projected income and related cash flows on an undiscounted basis. Should the sum of the related expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.
      Revenue Recognition. Revenue is recognized in accordance with Staff Accounting Bulleting No. 104, Revenue Recognition, which requires that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable, and collectibility is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer, which is primarily upon delivery of goods to customers. For services, revenue is recognized upon performance. For service contracts, revenue is deferred and recognized over the life of the contracts as service is performed. Provisions for returns are recorded against sales based on historical experience. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity.
      Research and Development Costs. Research and development costs are charged to expense as incurred.
      Advertising Costs. Advertising and other promotional costs are expensed as incurred, and were approximately $16 million, $21 million, and $24 million in 2005, 2004, and 2003, respectively. Prepaid advertising costs were not significant at December 31, 2005 and 2004.
      Rebates. We provide rebates to our customers. Customer rebates are accounted for as a reduction of revenue at the time of sale based on an estimate of the cost to honor the related rebate programs.
      Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method prescribed in SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
      Restructuring. Over the past several years, we have recorded restructuring charges as a result of cost management efforts and business divestitures. The primary component of these charges has been employee termination benefits paid under our ongoing severance plan. We record charges for these benefits in the period they become probable and reasonably estimable.
      Treasury Stock. Our repurchases of shares of Common Stock are recorded as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, we use a last-in, first-out method and the excess of repurchase cost over reissuance price is treated as an adjustment to equity.
      Stock-Based Compensation. We have accounted for stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of our Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. Historically, we have elected to retain our method of accounting as described above and have adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The issuance of SFAS No. 123 (Revised 2004) (SFAS 123(R)) Share-Based Payment will significantly change the way we account for grants of stock options. This new pronouncement and its impact are discussed in the Recent Accounting Pronouncements section below. No compensation expense was recognized for time-based stock options granted in 2005, 2004 and 2003 as options granted had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under our stock incentive program, as well as certain performance based stock options. The table below illustrates the effect on net income and earnings per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS No. 123. See Note 15 for additional information regarding Employee Stock Plans.

	Years Ended December 31,

	2005	2004	2003

	(In millions, except per
	share amounts)
Net income, as reported	$87.9	$29.9	$82.0
Add: Stock-based employee compensation expense included in net income, net of income tax	0.9	0.3	—
Deduct: Total stock-based employee compensation expense determined under fair value based method of accounting, net of income tax	(5.8)	(5.8)	(5.5)

Pro forma net income	$83.0	$24.4	$76.5

Earnings per share:
Basic — as reported	$2.59	$0.85	$2.31
Basic — pro forma	$2.45	$0.70	$2.15
Diluted — as reported	$2.54	$0.84	$2.26
Diluted — pro forma	$2.37	$0.68	$2.11
      Comprehensive Income. Comprehensive income includes net income, the effects of currency translation, unrealized gains and losses on cash flow hedges and other, and minimum pension liability adjustments. Comprehensive income for all periods presented is included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.
      Weighted Average Basic and Diluted Shares Outstanding. Basic earnings per share is calculated using the weighted average number of shares outstanding during the period, adjusted for Employee Stock Ownership Plan (ESOP) shares not allocated to employee accounts. Under the applicable accounting rules, unallocated shares held in our ESOP trust, which was established in 1996 as a way of funding certain employee retirement savings benefits, are not considered outstanding for purposes of calculating earnings per share. ESOP shares were fully allocated by March 31, 2004. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Years Ended
	December 31,

	2005	2004	2003

	(In millions)
Weighted average number of shares outstanding during the period	33.9	35.0	35.6
Weighted average number of shares held by the ESOP not yet allocated	—	—	(0.1)

Weighted average common shares outstanding	33.9	35.0	35.5
Dilutive effect of stock-based compensation plans	0.7	0.6	0.8

Weighted average diluted shares outstanding	34.6	35.6	36.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options to purchase approximately 0.9 million, 1.0 million and 0.1 million shares of our common stock were outstanding as of December 31, 2005, 2004 and 2003, respectively, and were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative.
      In accordance with Staff Accounting Bulletin 107, SFAS 123(R) is effective as of the beginning of the annual reporting period that begins after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.
      We will adopt SFAS 123(R) using the modified prospective transition method beginning with our first fiscal quarter of 2006, which begins January 1, 2006. In addition to the recognition of expense in the financial statements, under SFAS 123(R), any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented. Based on our current analysis and information, management has determined that the impact of adopting SFAS 123(R) will result in a reduction of net earnings in the range of $10 million to $12 million or $0.18 to $0.22 per diluted earnings per share on a full year basis for fiscal 2006.
      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, financial position, or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision. We have completed our assessment of the effects of repatriating a portion of the undistributed earnings of our foreign subsidiaries and did not repatriate any undistributed earnings under the Act in 2005.
      In November 2004, the FASB issued Statement No. 151 (SFAS No. 151), Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during our fiscal year beginning January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated results of operations, financial position, or cash flows.
Note 3 — Divestitures

Divestitures presented as discontinued operations
      Specialty Papers Business: On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC located in Nekoosa, Wisconsin. The business provided carbonless cut-sheet and digital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carbonless paper for businesses and institutions such as printers, banks, and hospitals. The sale was for $17.0 million, with the potential of up to an additional $4.0 million consideration over the next three years, contingent on performance of the business. Upon closing, we received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years subject to certain post-closing adjustments. A gain of $4.6 million, net of taxes of $2.7 million, was recognized on the sale. We sold virtually all of the assets of our Specialty Papers business, including the Nekoosa manufacturing plant. Approximately 90 employees were also transferred as a part of the sale. These operations are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented.
      North America DSS Business: On August 30, 2002, we consummated the sale of our North America DSS business to DecisionOne Corporation (DecisionOne). These operations are presented in our Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, DecisionOne paid us $5.0 million in cash. In the third quarter of 2002, we recognized a pre-tax gain of $2.6 million, or $1.6 million after-tax, on the disposal of the discontinued business. In addition, the terms of the sale included the potential for additional future payments to us of up to $5.0 million in 2004, based upon revenue targets achieved by DecisionOne associated with the DSS business. During the fourth quarter of 2004, we received a $3.0 million payment, or $1.9 million after tax, based on these terms. The contingent payment received in 2004 is shown as proceeds from sale of business in the Consolidated Statements of Cash Flows.
      Medical Imaging and Photo Color Systems Businesses: In 1998, we sold our worldwide Medical Imaging Systems business (the Medical Imaging Sale) to Eastman Kodak Company (Kodak). As noted in previously issued financial statements, our medical imaging/photo color manufacturing facility in Ferrania, Italy (the Ferrania Facility) where certain x-ray and wet laser medical imaging products and photographic film were manufactured was excluded from the Medical Imaging Sale. In exchange for retaining the Ferrania Facility and pursuant to certain conditions, Kodak agreed to pay us up to $25.0 million at such time as it was sold.
      In 1999, we sold our worldwide Photo Color Systems business, together with the Ferrania Facility and certain other associated assets and businesses, to Schroder Ventures, through Schroder Ventures’ wholly owned affiliate, Ferrania Lux, S.A.R.L.
      During 1999, Kodak had challenged our claim for the full $25.0 million as well as claims for other amounts that we believed were due from Kodak in connection with the Medical Imaging Sale. We had retained cash, which we collected on behalf of Kodak, in an amount approximately equal to these disputed items.
      During the second quarter of 2003, we resolved the disputed items with Kodak on terms more favorable than anticipated, resulting in a pre-tax gain of $1.8 million in discontinued operations, or $1.1 million after-tax. The settlement resulted in a net $7.2 million reduction in our cash and cash equivalents balance, reflecting a $17.2 million cash payment to Kodak, $10.0 million of which was offset by previously recorded restricted cash in other current assets. As a result of the settlement, our other current assets were reduced by $32.0 million and other current liabilities were reduced by $41.0 million. There were no other impacts to our financial statements resulting from the settlement of the Kodak dispute.
      Other Discontinued Operations Activity: In the fourth quarter of 2004, we recorded the settlement, reached in February 2005, of the Jazz Photo litigation associated with the Photo Color Systems business we sold in 1999 (see Note 17). The charge for this matter was $12.9 million, net of taxes of $8.0 million. During 2004 and 2003, we recorded litigation costs primarily related to the Jazz Photo matter of $1.4 million, net of taxes of $0.8 million, and $1.3 million, net of taxes of $0.7 million, respectively.
      In the fourth quarter of 2003, we recorded a gain of $0.4 million, net of income taxes of $0.3 million, resulting from an adjustment of estimated costs associated with discontinued operations described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of discontinued operations for the years ended December 31, 2005, 2004, and 2003 were as follows:

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Net revenue	$20.1	$45.6	$52.9
Income before income taxes	2.4	9.3	11.1
Income tax provision	0.9	3.5	4.2

Income from operations of discontinued businesses, net of income tax	1.5	5.8	6.9
Gain from disposal of discontinued businesses, net of income tax	4.6	1.9	—
Litigation settlement, net of income tax	—	(14.3)	0.2

Gain (loss) on disposal of discontinued businesses, net of income tax	4.6	(12.4)	0.2

Total discontinued operations	$6.1	$(6.6)	$7.1

Divestitures presented as part of continuing operations
      Color Proofing and Color Software Business: On December 31, 2001, we consummated the sale of our worldwide Color Proofing and Color Software business to Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company LTD (collectively referred to as KPG). KPG acquired substantially all the assets and assumed substantially all the liabilities associated with this business. Under the terms of the agreement, KPG paid us $50 million in cash on December 31, 2001. In addition, KPG was required to pay us approximately $20 million over a two year period for transition services. During the fourth quarter of 2003, we settled all claims with KPG, which consisted primarily of a dispute over the amount of KPG’s minimum transition services obligation owed to us over and above the amount already reimbursed for services provided. As a result of the settlement, we recorded a pre-tax gain of $11.1 million in the Consolidated Statement of Operations for the year ended December 31, 2003.
Note 4 — Supplemental Balance Sheet Information

	As of December 31,

	2005	2004

	(In millions)
Inventories
Finished goods	$104.7	$94.8
Work in process	10.7	14.7
Raw materials and supplies	19.5	21.8

Total inventories	$134.9	$131.3

Other Current Assets
Deferred income taxes	$24.6	$35.1
Short-term investments	24.6	18.1
Receivables from insurance companies(1)	—	4.1
Restricted cash	—	1.2
Other	26.4	18.1

Total other current assets	$75.6	$76.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

	2005	2004

	(In millions)
Property, Plant and Equipment
Land	$2.4	$2.9
Buildings and leasehold improvements	149.9	164.7
Machinery and equipment	511.7	569.6
Construction in progress	8.4	13.6

Total	$672.4	$750.8
Less accumulated depreciation	(477.4)	(536.4)

Property, plant and equipment, net	$195.0	$214.4

Other Assets
Deferred income taxes	$24.3	$37.0
Long-term investments	8.4	31.2
Intangible assets	7.6	23.1
Goodwill	12.3	12.3
Other	10.4	6.6

Total other assets	$63.0	$110.2

Other Current Liabilities
Employee separation costs	$2.1	$15.9
Rebates	29.5	32.9
Litigation settlement(1)	—	25.0
Income taxes	11.6	9.6
Other	47.9	51.9

Total other current liabilities	$91.1	$135.3

Other Liabilities
Pension	$17.5	$21.0
Other	28.3	27.6

Total other liabilities	$45.8	$48.6

Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(90.9)	$(71.6)
Minimum pension liability adjustments, net of income tax	(15.0)	(12.4)
Cash flow hedging and other, net of income tax	(0.7)	(1.1)

Total accumulated other comprehensive loss	$(106.6)	$(85.1)

(1)	See Note 17 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accounts
	Inventory	Receivable

	(In millions)
Reserves and Allowances:
Balance, as of December 31, 2002	$9.1	$16.4
Additions	3.9	36.7
Write-offs, net of recoveries	(3.4)	(38.4)

Balance, as of December 31, 2003	9.6	14.7
Additions	14.1	30.7
Write-offs, net of recoveries	(12.2)	(32.6)

Balance, as of December 31, 2004	11.5	12.8
Additions	5.0	29.8
Write-offs, net of recoveries	(6.2)	(32.4)

Balance, as of December 31, 2005	$10.3	$10.2

	As of December 31,

	2005	2004

	(In millions)
Intangible Assets
Software	$49.5	$47.8
Other	17.0	31.0

Total gross carrying amount	66.5	78.8
Accumulated amortization-software	49.3	46.8
Accumulated amortization-other	9.6	8.9

Total accumulated amortization	58.9	55.7

Intangibles assets, net	$7.6	$23.1

      In late 2003, we entered into a tape media distribution agreement with Exabyte Corp. (Exabyte), whereby we became the exclusive distributor of Exabyte media including the VXA class of tape cartridges. This transaction resulted in an intangible asset of $18.5 million. On October 31, 2005, we amended certain terms of the Exabyte distribution agreement whereby Imation agreed to lower the margin we earn on distribution in exchange for consideration of $10.3 million in the form of Exabyte common stock, preferred stock, warrants, and note receivables with a corresponding offset to the original intangible asset recorded with the execution of the original Exabyte distribution agreement.
      Based on the intangible assets in service as of December 31, 2005, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2006	2007	2008	2009

	(In millions)
Amortization expense	$2.7	$2.2	$1.9	$0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Investments
      Our venture capital and minority equity investment portfolio consists of investments of $16.7 million and $16.8 million as of December 31, 2005 and December 31, 2004, respectively. These investments are accounted for on the cost basis. The carrying value of these investments has been reduced by other-than-temporary declines in fair value of $8.3 million and $10.0 million as of December 31, 2005 and December 31, 2004, respectively.
      In accordance with Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less Than 12 Months		12 Months or Greater		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In millions)
Marketable equity securities	$5.3	$1.2	$—	$—	$5.3	$1.2
      Our investments in marketable equity securities consist of strategic investments in common stock of companies in the data storage industry. The unrealized losses are due to the decline in value of a marketable security. We evaluated the near-term prospects of the marketable security in relation to the severity and duration of the impairment. The duration of the impairment is less than 3 months. Based on this evaluation and our ability to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider this investment to be other-than-temporarily impaired at December 31, 2005.
Note 6 — Restructuring and Other
      The components of our restructuring and other charges are as follows:

	Years Ended
	December 31,

	2005	2004	2003

	(In millions)
Asset impairments	$—	$6.1	$—
Severance and other	1.2	19.1	(0.7)

Total	$1.2	$25.2	$(0.7)

2005 Activity
      During the fourth quarter of 2005, we incurred restructuring charges of $1.2 million primarily for clean-up costs associated with the Tucson, Arizona production facility closing announced in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and 2003 Activity
      Severance and other: During the fourth quarter of 2004, we recorded severance and other charges of $16.6 million related to the restructuring of our business to lower overall operating costs, simplify structure, and improve decision making speed. The charge included $15.3 million for estimated cash severance payments and related benefits associated with the planned reductions in headcount of approximately 260 employees, the majority of which was completed by the middle of 2005. The other charges of $1.3 million included pension related costs associated with severed employees and lease termination costs. These charges were partially offset by a $0.6 million benefit for European severance and related costs, reflecting adjustments of $0.2 million to the second quarter 2004 charges and $0.4 million to prior charges.
      During the second quarter of 2004, we recorded severance and other charges of $3.1 million. The charges related to a plan to close our production facility in Tucson as well as international administrative and sales employee reductions and consisted of estimated severance payments and related benefits related to the elimination of 280 positions. The restructuring has since impacted approximately 270 positions as of the end of 2005. Production at the facility was terminated on September 30, 2005 and the facility was closed by December 31, 2005. Ongoing production activities from this facility have concluded or shifted to other facilities as the shutdown occurred.
      The following tables summarize the activity related to our 2004 restructuring programs. Changes in the restructuring accruals during the twelve months ended December 31, 2005 were as follows:

		No. of
		Employees
	Amount	Affected

	(In millions)
Balance, December 31, 2004	$15.9	250
Usage	13.8	236

Balance, December 31, 2005	$2.1	14

      On a cumulative basis through December 31, 2005, the status of the 2004 restructuring accruals was as follows:

				Liability as of
	Program	Cumulative	Net	December 31,
	Amounts	Usage	Adjustments	2005

	(In millions)
Severance	$18.0	$15.8	$(0.2)	$2.0
Pension and lease termination costs	1.7	1.6	—	0.1

Total	$19.7	$17.4	$(0.2)	$2.1

		Cumulative	Balance as of
	Program	Reductions and	December 31,
	Amounts	Adjustments	2005

No. of employees affected	540	526	14
      Asset impairments: The asset impairment charges related mainly to our decision to discontinue various product development strategies as development efforts were focused on fewer projects in conjunction with the program announced in the fourth quarter of 2004. The 2004 asset impairment charges included fixed assets of $4.2 million and intangible assets of $1.9 million.
      In the fourth quarter of 2003, we recorded a $0.7 million benefit for restructuring, reflecting adjustments to previously recorded restructuring reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Income Taxes
      The components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,

	2005	2004	2003

	(In millions)
U.S.	$83.2	$21.2	$80.1
International	23.5	22.7	30.9

Total	$106.7	$43.9	$111.0

      The income tax provision from continuing operations is as follows:

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Current
Federal	$(0.2)	$(1.8)	$10.7
State	3.2	(0.3)	0.8
International	6.0	3.0	7.6
Deferred
Federal	14.0	8.1	14.4
State	2.3	0.7	1.3
International	(0.4)	(2.3)	1.3

Total	$24.9	$7.4	$36.1

      The components of net deferred tax assets and (liabilities) are as follows:

	As of
	December 31,

	2005	2004

	(In millions)
Accounts receivable allowances	$2.7	$2.0
Inventories	7.6	5.8
Property, plant and equipment	(11.9)	(9.7)
Payroll, pension and severance	11.8	12.7
Credit carryforwards	9.2	14.8
Net operating loss carryforwards	8.5	8.7
Accrued liabilities and other reserves	3.9	16.2
Research and experimentation costs	25.4	33.2
Other, net	0.2	0.1
Valuation allowance	(8.5)	(11.8)

Net deferred tax assets	$48.9	$72.0

      The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and state tax credit carryforwards. The valuation allowance was $8.5 million, $11.8 million, $18.2 million, and $20.8 million as of December 31, 2005, 2004, 2003, and 2002, respectively. The decreases in 2005 and 2004 were primarily due to the reversal of certain valuation allowances on net operating loss carryforwards. The changes during the other years were not due to any individually significant items. Of the aggregate net operating loss carryforwards, $9.7 million will expire at various dates up to 2023 and $21.9 million may be carried forward indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Certain foreign net operating loss carryforwards are subject to adjustment by foreign tax authorities. Foreign tax credit carryforwards of $1.4 million will expire between 2009 and 2010, state tax credit carryforwards of $7.6 million will expire between 2007 and 2019, and foreign alternative minimum tax credits of $0.2 million will expire between 2009 and 2014.
      Substantially all of our net deferred tax assets as of December 31, 2005 relate to the U.S. tax jurisdiction. Future recoverability is primarily dependent upon the generation of future taxable income in the U.S. We believe that we will generate sufficient future taxable income in the U.S. to recover our recorded net deferred tax assets.
      The income tax provision from continuing operations differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Tax at statutory U.S. tax rate	$37.3	$15.3	$38.8
State income taxes, net of federal benefit	4.0	(0.3)	1.9
Net effect of international operations	(1.2)	(2.0)	(6.1)
Resolution of European tax matter	(12.0)	—	—
Reversal of valuation allowances	(4.3)	(4.1)	—
Other	1.1	(1.5)	1.5

Income tax provision	$24.9	$7.4	$36.1

      In 2005, 2004 and 2003, cash paid for income taxes, relating to both continuing and discontinued operations, was $5.2 million, $18.3 million and $14.9 million, respectively.
      As of December 31, 2005, approximately $62.5 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the U.S.
      Significant tax loss carryforwards have been generated in the Netherlands for the years 1998-2000. The filing of the related returns resulted in a “nil” assessment from the Dutch tax authorities on carryforwards representing a potential tax benefit of approximately $14.0 million. This results in no tax loss carryforward from the viewpoint of the Dutch tax authorities. The issuance of the assessment notice resulted in Imation reporting no tax loss carryforwards relating to these losses. However, we are pursuing opportunities to resolve the validity of some or all of these amounts. In the event we are successful, a discrete tax benefit will be realized in the period of settlement. We are unable to estimate the possible benefit of timing of resolution.
Note 8 — Debt
      We had no outstanding debt as of December 31, 2005 or 2004.
      We maintain a Credit Agreement with a group of banks that expires December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $100 million. The Credit Agreement provides for, at our option, borrowings at either a floating interest rate based on a defined prime rate or a fixed rate related to the Eurodollar rate, plus a margin based on our consolidated leverage ratio. The margins over a defined prime rate and Eurodollar rate range from zero to 0.4 percent and 1.1 to 1.6 percent, respectively. Letter of credit fees are equal to the Eurodollar margins. A facility fee ranging from 0.2 to 0.4 percent per annum and a utilization fee ranging from zero to 0.25 percent per annum based on our consolidated leverage ratio is payable on the line of credit. In conjunction with the Credit Agreement, we have pledged 65 percent of the stock of certain of our foreign subsidiaries. Covenants include maintenance of a minimum consolidated tangible net worth, a required EBITDA, and a maximum leverage ratio. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of December 31, 2005, and we were in compliance with all covenants under the Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005 and 2004, we had outstanding standby letters of credit of $4.6 million and $4.1 million, respectively. As of December 31, 2005, we had $12.4 million available under credit facilities of various subsidiaries outside the U.S.
      Our interest expense, which includes letter of credit fees, facility fees and commitment fees under the Credit Agreement, for 2005, 2004, and 2003 was $0.7 million, $0.6 million, and $1.3 million, respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $0.7 million, $0.6 million, and $1.2 million, respectively.
Note 9 — Derivatives and Hedging Activities
      We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration from less than one to fourteen months. We do not hold or issue derivative financial instruments for speculative or trading purposes, and we are not a party to leveraged derivatives.
      We are exposed to the risk of nonperformance by our counter-parties in foreign currency forward and option contracts, but we do not anticipate nonperformance by any of these counter-parties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits, and by using major international banks and financial institutions as counter-parties.

Cash Flow Hedges
      We attempt to mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in currency exchange rates through the use of option and forward contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge items. This process includes linking all derivatives to forecasted transactions.
      We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive income (loss) with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive income (loss) are reclassified into the Consolidated Statement of Operations in the same line as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively, with deferred gains and losses being recognized in current period operations.
      As of December 31, 2005 and 2004, cash flow hedges ranged in duration from one to twelve months and had a total notional amount of $178.9 million and $131.7 million, respectively. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $0.5 million, $5.4 million and $2.1 million were reclassified into the Consolidated Statement of Operations in 2005, 2004 and 2003, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2005 was $0.3 million, pre-tax, which depending on market factors is expected to reverse or be reclassified into operations in 2006.

Other Hedges
      We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in the Consolidated Statement of Operations. As of December 31, 2005 and 2004, we had a notional amount of forward contracts of $43.8 million and $44.5 million, respectively, to hedge our recorded balance sheet exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosure
      As of December 31, 2005 and 2004, the fair value of our foreign currency forward and option contracts outstanding was $1.6 million and $0.2 million, respectively. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
Note 10 — Leases

Operating Leases
      Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $12.4 million, $12.3 million, and $10.4 million in 2005, 2004, and 2003, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2005:

	2006	2007	2008	2009	2010	Total

	(In millions)
Minimum lease payments	$9.5	$6.9	$1.7	$0.8	$0.2	$19.1

Sale-Leaseback Transactions
      In 2002, we executed a sale-leaseback transaction related to an expanded manufacturing facility that we had constructed in Wahpeton, North Dakota. The terms of this agreement include monthly payments by us to the buyer/lessor and an obligation by us to purchase the facility at the end of the agreement term. In 2003, we executed another sale-leaseback transaction related to a portion of our manufacturing facility in Camarillo, California. We accepted a note from the buyer/lessor for a portion of the sale price and are required, under the lease agreement, to make monthly payments to the buyer/lessor. As a result of our continuing involvement with each of the facilities, the agreements have been accounted for as financings. As of December 31, 2005 and 2004, net assets totaling $5.0 million and $9.7 million, respectively, are included in property, plant and equipment related to these facilities. The following table sets forth the future minimum payments related to these obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total

	(In millions)
Minimum lease payments	$0.9	$0.9	$0.8	$0.8	$0.5	$3.8	$7.7

Note 11 — Shareholders’ Equity
      We maintain a shareholder rights plan (Rights Plan) under which we have issued one preferred share purchase right (Right) for each share of our Common Stock. If they become exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $125, subject to adjustment. The Rights are exercisable only if a person or group (Acquiring Person) acquires beneficial ownership of 15 percent or more of our outstanding Common Stock, except that the Rights Plan excludes acquisitions by any Acquiring Person who becomes the beneficial owner of 15 percent or more of the shares of Common Stock then outstanding as a result of a reduction in the number of shares of Common Stock outstanding due to our repurchase of Common Stock unless and until such person, after becoming aware of such, acquires beneficial ownership of any additional shares of Common Stock. The Rights expire on July 1, 2006 and may be redeemed earlier by the Board of Directors for $0.01 per Right.
      In 1997, our Board of Directors authorized the repurchase of up to six million shares of our Common Stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of Common Stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During 2005, 2004, and 2003, we repurchased 0.5 million shares, 2.7 million shares, and 0.6 million shares, respectively. As of December 31, 2005, we had repurchased 2.7 million shares under the latest authorization and held, in total, 8.4 million shares of treasury stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquired at an average price of $23.86 per share. Authorization for repurchases of an additional 3.3 million shares remains outstanding as of December 31, 2005.
Note 12 — Business Segment Information
      Since the formation of Imation in 1996, we have divested several operating segments, including our Specialty Papers segment, as discussed below. As a result, we now operate as a single segment. In January 2006, we entered into an Acquisition Agreement with Memorex International Inc. (Memorex), a corporation organized under the laws of the British Virgin Islands (see Note 19 to the Consolidated Financial Statements), and we are evaluating changes to our operating structure given the significance of this pending acquisition.
      On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC for $17.0 million, with the potential for up to an additional $4.0 million in consideration over the next three years, contingent on performance of the business. Upon closing, we received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years subject to certain post closing adjustments. A gain of $4.6 million, net of taxes of $2.7 million, was recognized on the sale. Specialty Papers is reported as a discontinued operation as the operations and cash flows of the Specialty Papers business have been eliminated from that of the Company and there will not be significant continuing involvement in the Specialty Papers business in the future. As such, the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.
      The following table presents information about our geographic areas.

		United		Total
		States	International	Company

		(In millions)
Net revenue(1)	2005	$450.9	$807.2	$1,258.1
	2004	447.9	725.8	1,173.7
	2003	486.0	624.6	1,110.6
Long-lived assets	2005	$190.9	$4.1	$195.0
	2004	209.1	5.3	214.4
	2003	221.6	4.9	226.5

(1)	Net revenue is generally classified into geographic areas primarily based on destination.
Note 13 — Retirement Plans
      We have various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the U.S. Total pension expense was $11.1 million, $11.9 million and $11.1 million in 2005, 2004, and 2003, respectively. The funded status of the pension plans includes both continuing and discontinued operations. The measurement date for our pension plans is December 31. We expect to contribute approximately $10 million to $15 million to our pension plans in 2006. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
      The following provides reconciliations of benefit obligations, plan assets, and funded status of the plans as well as a summary of net periodic pension cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States		International

	2005	2004	2005	2004

	(In millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$136.9	$123.8	$67.1	$62.5
Service cost	9.1	10.4	0.5	0.5
Interest cost	7.4	7.0	3.2	3.1
Actuarial (gain) loss	(0.2)	4.0	6.8	(1.3)
Benefits paid	(18.2)	(9.3)	(2.2)	(2.2)
Foreign exchange rate changes	—	—	(6.6)	4.4
Settlements and curtailments(1)	—	1.0	—	0.1

Projected benefit obligation, end of year	$135.0	$136.9	$68.8	$67.1

Change in plan assets
Plan assets at fair value, beginning of year	$125.4	$111.5	$59.1	$49.3
Actual return on plan assets	5.5	13.2	6.6	3.9
Foreign exchange rate changes	—	—	(6.1)	3.7
Company contributions	12.1	10.0	2.7	4.4
Benefits paid	(18.2)	(9.3)	(2.0)	(2.2)

Plan assets at fair value, end of year	$124.8	$125.4	$60.3	$59.1

Prepaid (accrued) pension cost
Funded status of the plan	$(10.2)	$(11.5)	$(8.5)	$(8.0)
Unrecognized prior service cost	1.5	1.7	(1.3)	(1.2)
Unrecognized actuarial loss	17.2	15.7	11.5	9.4

Total prepaid pension cost	$8.5	$5.9	$1.7	$0.2

Amount recognized in financial statements
Accrued pension liability	$(9.0)	$(10.1)	$(8.5)	$(10.9)
Prepaid pension cost	—	—	0.8	2.7
Intangible asset	1.5	1.7	0.4	0.2
Accumulated other comprehensive loss — pre-tax	16.0	14.3	9.0	8.2

Total recognized	$8.5	$5.9	$1.7	$0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States			International

	Years Ended December 31,

	2005	2004	2003	2005	2004	2003

	(In millions)
Net periodic pension cost
Service cost	$9.1	$10.4	$9.9	$0.5	$0.5	$0.6
Interest cost	7.4	7.0	6.9	3.2	3.1	2.8
Expected return on plan assets	(9.7)	(8.6)	(7.3)	(3.2)	(2.8)	(2.4)
Amortization of prior service cost	0.2	0.2	0.2	0.1	0.1	0.1
Amortization of transition obligation				0.2	0.4	0.4
Recognized net actuarial loss	0.3	0.1	—	0.1	0.2	0.2
Settlements and curtailments(1)(2)	2.2	1.2	—	0.7	0.1	—
Discontinued operations	—	—	—	—	—	(0.3)

Net periodic pension cost	$9.5	$10.3	$9.7	$1.6	$1.6	$1.4

(1)	In 2004, we recognized $1.2 million for curtailment and other benefits, including $0.2 million of prior service cost, associated with the restructuring charges recorded during the year.

(2)	In 2005, we recognized $2.2 million for settlement expenses in connection with lump sum benefit distributions.
      The following assumptions were used to determine the plans’ benefit obligations as of the end of the plan year:

	United States		International

Weighted-average assumptions	2005	2004	2005	2004

Discount rate	5.50%	5.75%	4.50%	5.00%
Rate of compensation increase	4.75%	4.75%	3.40%	3.70%
      The following assumptions were used to determine the plans’ net periodic pension cost:

	United States			International

Weighted-average assumptions	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%	5.00%	5.00%	4.90%
Expected return on plan assets	8.00%	8.00%	8.00%	5.70%	5.60%	5.60%
Rate of compensation increase	4.75%	4.75%	4.75%	3.30%	3.50%	3.20%
      The expected long-term rate of return on plan assets is chosen from the range of likely results of compounded average annual returns over a 10-year time horizon based on the plans’ current investment policy. The expected return and volatility for each asset class is based on historical equity, bond and cash market returns. When this approach gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.
      The projected benefit obligation, accumulated benefit obligation, and plan assets at fair value for the pension plans with accumulated benefit obligations in excess of plan assets resulting in minimum pension liability adjustments are as follows:

	United States		International

	2005	2004	2005	2004

	(In millions)
Projected benefit obligation, end of year	$135.0	$136.9	$62.5	$60.3
Accumulated benefit obligation, end of year	133.9	135.5	61.8	59.2
Plan assets at fair value, end of year	124.8	125.4	53.6	52.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The plans’ weighted average asset allocations as of December 31, 2005 and 2004 by asset category are as follows:

	United States		International

	2005	2004	2005	2004

Equity securities	65%	76%	38%	34%
Debt securities	18%	23%	36%	35%
Other	17%	1%	26%	31%

Total	100%	100%	100%	100%

      In the U.S., we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk, and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, debt securities at 15 to 25 percent, and other investments at 10 to 20 percent. Management reviews our U.S. investment policy for the plan at least annually. Outside the U.S., the investment objectives are similar to the U.S., subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.
      The following benefit payments as of December 31, 2005 reflect expected future services and are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	United States	International

	(In millions)
2006	$17.3	$3.7
2007	$13.7	$1.8
2008	$10.5	$1.8
2009	$11.3	$1.9
2010	$12.0	$2.0
2011-2015	$74.2	$12.3
Note 14 — Employee Savings and Stock Ownership Plans
      We sponsor a 401(k) retirement savings plan under which eligible U.S. employees may choose to save up to 20 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. We match 100 percent of employee contributions on the first three percent of eligible compensation and 25 percent on the next three percent of eligible compensation in our stock. We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon our performance.
      We established an ESOP during 1996 as a cost-effective way of funding the employee retirement savings benefits noted above. The ESOP borrowed $50.0 million from us in 1996 and used the proceeds to purchase approximately 2.2 million shares of our common stock, with the ESOP shares pledged as collateral for the debt. We made monthly contributions to the ESOP to cover the debt service plus an additional amount so that the total contribution released shares to satisfy our matching requirements. As the debt was repaid, shares were released from collateral, and these shares were allocated to employee accounts as they were earned. The shares not yet allocated to employee accounts were reported as unearned ESOP shares in the Consolidated Balance Sheets. We reported compensation expense equal to the current market price of the shares allocated to employee accounts, and all such shares were considered outstanding for the computation of earnings per share.
      The ESOP was terminated in the first quarter of 2004, and we used shares of treasury stock to match employee 401(k) contributions for the remainder of 2004 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $3.6 million and $4.5 million in 2005 and 2004, respectively. Total expense related to the ESOP was $4.3 million in 2003.
Note 15 — Employee Stock Plans
      We currently have restricted stock and stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan), our 1996 Directors Stock Compensation Program (Directors Plan), our 2000 Stock Incentive Plan (2000 Incentive Plan), and/or our 2005 Stock Incentive Plan (2005 Incentive Plan).
      The Employee Plan was approved and adopted by 3M Company on June 18, 1996, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Employee Plan could not exceed 6 million. Grant prices are equal to the fair market value of our Common Stock at date of grant. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the 2000 Incentive Plan, no further shares are available for grant under the Employee Plan.
      The Directors Plan was also approved and adopted by 3M Company, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Directors Plan could not exceed 800,000. The outstanding options are non-qualified options, normally have a term of ten years, and generally become exercisable one year after grant date. Grant prices are equal to the fair market value of our Common Stock at the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the Directors Plan.
      The 2000 Incentive Plan was approved and adopted by our shareholders on May 16, 2000, and became effective immediately. The total number of shares of Common Stock that may be issued or awarded under the 2000 Incentive Plan may not exceed 4.0 million. Grant prices are equal to the fair market value of our Common Stock at date of grant. The outstanding options are non-qualified, normally have a term of seven to ten years, and generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the 2000 Incentive Plan.
      The 2005 Incentive Plan was approved and adopted by our shareholders on May 4, 2005, and became effective immediately. The 2005 Incentive Plan permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, and other stock and stock-based awards. The total number of shares of Common Stock that may be issued or awarded under the 2005 Incentive Plan may not exceed 2.5 million. The maximum number of shares that may be awarded pursuant to grants of restricted stock, restricted stock units, and stock awards is 1.5 million. Grant prices are equal to the fair market value of our Common Stock at date of grant. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. As of December 31, 2005, there were 2,399,460 shares available for grant under the 2005 Stock Incentive Plan.
      The following table summarizes stock option activity for 2005, 2004, and 2003:

	2005		2004		2003

	Stock	Weighted Average	Stock	Weighted Average	Stock	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding, January 1	4,593,608	$29.14	5,021,838	$26.44	4,766,080	$24.12
Granted	754,616	34.36	933,536	39.66	1,168,223	34.08
Exercised	(968,952)	24.83	(807,836)	22.97	(551,435)	21.97
Canceled	(263,639)	33.79	(553,930)	31.18	(361,030)	27.40

Outstanding, December 31	4,115,633	30.82	4,593,608	29.16	5,021,838	26.44
Exercisable, December 31	2,276,091	27.32	2,650,718	25.33	2,726,723	23.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average
	Stock	Remaining	Weighted Average	Stock	Weighted Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$10.39	433	1.0	$10.39	433	$10.39
$14.15 to $19.20	285,181	3.1	17.35	285,181	17.35
$19.56 to $23.95	701,050	4.5	23.02	551,983	23.00
$24.10 to $28.70	337,840	1.5	24.98	337,340	24.98
$28.75 to $39.38	2,028,084	7.2	32.91	921,504	31.42
$39.45 to $41.75	751,245	5.6	39.99	179,650	39.84
$41.76 to $44.52	11,800	9.8	42.85	—	—

$10.39 to $44.52	4,115,633	5.7	30.82	2,276,091	27.32
      The weighted average fair values at date of grant for options we granted, all of which had exercise prices equal to the market price on the grant date, were $13.42, $15.06, and $13.72, in 2005, 2004, and 2003, respectively.
      The fair values at date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Volatility	42%	41%	45%
Risk free interest rate	3.89%	3.67%	2.60%
Expected life (months)	60	60	59
Dividend yield	1.20%	1.00%	0.90%
Note 16 — Loan Impairment
      During 2003, we re-evaluated our manufacturing strategy products and decided to leverage our metal particulate manufacturing capabilities and selective outsourcing to a greater degree in place of an existing contract manufacturer. As a result, we recorded a $4.6 million provision to offset substantially all of an outstanding loan receivable from the contract manufacturer. This charge was recorded on a separate line in the Consolidated Statement of Operations in 2003.
Note 17 — Commitments and Contingencies
      In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future.
      We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2005, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2005 would not be material to our financial position.
Jazz Photo Corp.
      On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served us and our affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charged breach of contract, breach of warranty, fraud and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
racketeering activity in connection with our sale of allegedly defective film to Jazz Photo by our Photo Color Systems business, which was sold in 1999.
      The trial of the Jazz Photo v. Imation lawsuit commenced on January 10, 2005 before the Honorable Jose L. Linares, in the Federal District Court in Newark, New Jersey. The trial proceeded for approximately 4 weeks, at which time Jazz Photo had not yet concluded its case. On February 7, 2005, with facilitation by Judge Linares, a proposed settlement agreement was negotiated between us, our insurers (discussed below), Fuji Photo Film Co., Ltd. (Fuji) and the Creditors Committee of Jazz Photo, which had filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code on May 20, 2003. Fuji, the largest bankruptcy creditor listed by Jazz Photo, had obtained a judgment against Jazz Photo and Mr. Benun, Jazz Photo’s principal shareholder, in the amount of approximately $30 million after a patent infringement trial in the United States District Court for the District of New Jersey. Mr. Benun had filed bankruptcy in July 2003.
      On February 16, 2005, at a hearing before the Honorable Morris Stern and following a finding by an independent examiner appointed by the Bankruptcy Court that the proposed settlement was reasonable, the Bankruptcy Court approved the proposed settlement. The trustee for Mr. Benun’s personal bankruptcy case appealed that approval order. On April 11, 2005, the Honorable Dennis M. Cavanaugh, to whom the appeal was assigned, denied the trustee’s motion to stay execution of the settlement pending the appeal.
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
      On March 14, 2005, we, the counsel for Jazz Photo, and the counsel for the Creditors Committee of Jazz Photo executed a Settlement Agreement and General Release (the Settlement Agreement). Pursuant to the Settlement Agreement, we paid $20.9 million and our insurers paid $4.1 million of the settlement to Jazz Photo in exchange for a complete release of all claims by Jazz Photo. Also pursuant to the Settlement Agreement, the settlement payment was held in escrow until the effective date, which occurred on March 31, 2005. The settlement payment was distributed pursuant to the procedures of the Bankruptcy Court.
      We had tendered defense and liability obligations arising from the Jazz Photo v. Imation action to The St. Paul Fire and Marine Insurance Co. (St. Paul) pursuant to a primary commercial general liability policy. St. Paul, under a reservation of rights, reimbursed us for our defense costs in the Jazz Photo litigation up to the limit of $2 million under one insuring agreement of the policy issued by St. Paul. We asserted that we were entitled to higher limits for defense and indemnity contained in other insuring agreements of the St. Paul policy. We also asserted that we had coverage for defense and/or indemnity under policies issued by another primary carrier, ACE American Insurance Company, f/k/a CIGNA Insurance Company (Ace American), and by our excess carrier, National Union Fire Insurance of Pittsburgh, PA (National Union). A coverage dispute concerning the St. Paul and Ace American policies was commenced in Minnesota District Court, and a coverage dispute concerning the National Union policy was commenced in the Federal District Court for the District of Minnesota. All coverage disputes were then stayed pending resolution of the Jazz Photo v. Imation litigation. On March 16, 17 and 18, 2005, a Settlement Agreement and Release was executed between us and each of Ace American, St. Paul and National Union, respectively. Pursuant to those agreements, the insurers made the payments to Jazz Photo described above and the dispute actions have been dismissed.
Spanish Collecting Society
      We were a defendant in a lawsuit filed in Court of First Instance Num. 5 in Madrid by a Spanish collecting society demanding copyright levies for recording artists to be paid on all CDR-Data discs that were sold during 1998 and 1999. Prior to July 2003, there was an agreed upon levy assessed on all CDR-Audio discs sold in Spain but no agreement had been reached regarding an applicable levy for CDR-Data discs. The Spanish collecting society filed a lawsuit against us and at least three other companies alleging that consumers are using CDR-Data discs to make copies of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
music for private use and, therefore, the same levy that applies to CDR-Audio disc sales should also apply to CDR-Data disc sales. A judgment was rendered by a Court of First Instance in Madrid on November 28, 2002, which required our affiliate, Imation Iberia S.A., to provide an accounting of CDR-Data discs that were sold in 1998 and 1999 which may be subject to CDR levies. We appealed this judgment.
      In July 2003, an agreement for the payment of levies on CDR-Data discs was reached in Spain between the collecting society and the industry association (in which we are an active member). The agreement anticipates that the member companies of the industry association will enter into individual agreements with the collecting society containing the terms agreed to between the industry association and the collecting society. Pursuant to terms of the agreement between the industry association and the collecting society, we entered into an agreement with the collecting society and began to pay levies on CDR-Data discs sold in Spain on a going-forward basis as of September 1, 2003. In accordance with this agreement, there will be no payment of levies for sales of CDR-Data discs in Spain prior to September 1, 2003. Based upon the agreement between the parties, in October 2003, the appellate court dismissed the appeals, with prejudice, filed by the collecting society and us.
Note 18 — Acquisition
      We entered into an agreement on June 30, 2003, to purchase certain assets and intellectual property relating to the removable data storage tape media operations from EMTEC Magnetics GmbH, a German-based manufacturing subsidiary of EMTEC International Holding GmbH. This agreement required us to escrow approximately $15.0 million in the third quarter of 2003 with final payment pending the satisfaction of certain terms of the agreement. In the second quarter of 2004, the purchase was finalized and all amounts were released from escrow and all payments were made. The total purchase price was $16.7 million, of which $9.7 million was allocated to goodwill, $6.0 million to intangible assets and $1.0 million to fixed assets. The intangible assets are being amortized over a weighted-average life of five years.
Note 19 — Subsequent Event
      On January 19, 2006, we entered into an Acquisition Agreement with Memorex, providing for the acquisition of substantially all of the assets of Memorex, including capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name.
      The purchase price for the assets of Memorex is $330.0 million in cash, plus or minus certain post-closing price adjustments, plus earn-out payments over the course of the next three fiscal years of $5.0 million to $45.0 million. We will place $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims against us. One-half of the escrowed amounts (less claims made) will be released to Memorex on March 31, 2007, and the remainder will be released to Memorex on September 30, 2007. We will also place $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the Acquisition Agreement.
      Consummation of the acquisition is subject to various customary conditions, including the assignment, amendment and/or termination of certain third-party contracts, the transfer of certain assets held by affiliates of Memorex, no legal impediment to the acquisition, receipt of required regulatory approvals and approval by the shareholders of Hanny Holdings Limited, a Hong Kong-based company listed on the Hong Kong Stock Exchange that beneficially owns a controlling interest in Memorex. The acquisition is expected to close during the second quarter of 2006.
      Concurrent with entering into the Acquisition Agreement, we entered into an Inducement Agreement with certain beneficial owners of Memorex who collectively hold more than 67% of Memorex, including Hanny Holdings Limited, Hanny Magnetics (B.V.I.) Limited, Investor Capital Management Asia Limited, Investor Capital Partners — Asia Fund L.P., Global Media Limited and Memorex Holdings Limited (together, the Owners). The Inducement Agreement provides that the Owners will vote their shares (or their controlling interest in such shares) of Memorex in favor of the Acquisition Agreement and the transactions contemplated thereby. Hanny Holdings Limited has further agreed to call and hold a general meeting of its shareholders to vote on a proposal to approve the transactions, as well as to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recommend to its shareholders that they vote in favor of the transactions. Failure to achieve the required shareholder vote from Hanny Holdings Limited may trigger a breakup fee of $16.5 million to Imation under certain circumstances. Hanny Holdings Limited has also agreed to guarantee a certain percentage of Memorex’s indemnification obligations under the Acquisition Agreement.
Note 20 — Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)

	(In millions, except per share amounts)
2005
Net revenue	$315.0	$301.5	$298.6	$343.0	$1,258.1
Gross profit	82.3	75.2	70.5	74.1	302.1
Operating income	31.3	23.8	23.6	24.6	103.3
Income from continuing operations	30.8	15.8	16.8	18.4	81.8
Discontinued operations	0.6	5.5	—	—	6.1
Net income	31.4	21.3	16.8	18.4	87.9
Earning per common share, continuing operations:
Basic	$0.91	$0.47	$0.49	$0.54	$2.41
Diluted	0.90	0.46	0.48	0.52	2.36
Gain per common share, discontinued operations:
Basic	$0.02	$0.16	$—	$—	$0.18
Diluted	0.02	0.16	—	—	0.18
Earnings per common share, net income:
Basic	$0.93	$0.63	$0.49	$0.54	$2.59
Diluted	0.92	0.62	0.48	0.52	2.54
2004
Net revenue	$326.3	$272.3	$259.3	$315.8	$1,173.7
Gross profit	90.1	67.1	59.0	71.6	287.8
Operating income (loss)	30.9	8.0	6.7	(1.0)	44.6
Income from continuing operations	20.1	5.9	8.7	1.8	36.5
Discontinued operations	1.3	0.9	0.9	(9.7)	(6.6)
Net income (loss)	21.4	6.8	9.6	(7.9)	29.9
Earning per common share, continuing operations:
Basic	$0.57	$0.17	$0.25	$0.05	$1.04
Diluted	0.56	0.16	0.24	0.05	1.03
Gain (loss) per common share, discontinued operations:
Basic	$0.04	$0.03	$0.03	$(0.29)	$(0.19)
Diluted	0.04	0.02	0.03	(0.28)	(0.19)
Earnings per common share, net income (loss):
Basic	$0.60	$0.20	$0.27	$(0.23)	$0.85
Diluted	0.59	0.19	0.27	(0.23)	0.84

(1)	The sum of the quarterly earnings per share may not equal the annual earnings per share due to changes in average shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005, the end of the period covered by this report, the Chairman and Chief Executive Officer, Bruce A. Henderson, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
      During the fiscal quarter ended December 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting as well as the attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided in Item 8 of this Form 10-K.

Item 9B.	Other Information.
      None.
PART III
      Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 28, 2006.

Item 10.	Directors and Executive Officers of the Registrant.
      Board of Directors
      Michael S. Fields, Chairman and Chief Executive Officer of KANA Software, Inc. (a customer relationship management software and services company) and Chairman and Chief Executive Officer, The Fields Group (a management consulting firm)
      Charles A. Haggerty, Chief Executive Officer, Le Conte Associates, LLC (a consulting and investment company) and Former Chairman and Chief Executive Officer, Western Digital Corporation (a provider of products and services for collection, management, and use of digital information)
      Linda W. Hart, Vice Chairman and Chief Executive Officer, Hart Group, Inc. (a diversified group of companies primarily involved in residential and commercial building materials)
      Bruce A. Henderson, Chairman and Chief Executive Officer, Imation Corp.
      Ronald T. LeMay, Industrial Partner of Ripplewood Holdings (a private equity fund), Chairman, Last Mile Connections, Inc. (a network bandwidth exchange and solutions provider), and Chairman, October Capital (a private investment company)
      L. White Matthews, III, Retired Executive Vice President and Chief Financial Officer, Ecolab, Inc. (developer and marketer of cleaning and sanitizing products and services), and Former Chief Financial Officer and Executive Vice President, Union Pacific Corporation (a company involved in rail/truck transportation and oil/gas exploration and production)
      Charles Reich, Former Executive Vice President, 3M Company (a diversified technology company)
      Glen A. Taylor, Chairman, Taylor Corporation (a holding company in the specialty printing and marketing areas)

      Daryl J. White, Former President and Chief Financial Officer, Legerity, Inc. (a supplier of data and voice communications integrated circuitry), and Former Senior Vice President of Finance and Chief Financial Officer, Compaq Computer Corporation (a computer equipment manufacturer).
      See Part I of this Form 10-K, “Executive Officers of the Registrant.” The Sections of the Proxy Statement entitled “Board of Directors-Director Independence and Determination of Audit Committee Financial Expert,” “Board of Directors-Meetings of the Board and Board Committees,” “Information Concerning Solicitation and Voting — Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1-Election of Directors — Information Concerning Directors” are incorporated by reference into this Form 10-K.
      We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions and all our other employees. This code of ethics is part of our broader Business Conduct Policy, posted on our website. The Internet address for the our website is http://www.imation.com, and the Business Conduct Policy may be found on the “Corporate Governance” page, which can be accessed from the “Investor Relations” web page, which can be accessed from the main web page. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the required code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller or persons performing similar functions by posting such information on our website, at the address and location specified above. Our Corporate Governance Guidelines and charters for our Audit and Finance, Compensation, and Nominating and Governance Committees are also available on our website on the “Corporate Governance” page, which can be accessed from the “Investor Relations” page, which can be accessed from the main web page. The Business Conduct Policy, Corporate Governance Guidelines, and charters for our Audit and Finance, Compensation, and Nominating and Governance Committees are also available in print to any shareholder who requests them and such requests should be made to: Imation Corp., Investor Relations, 1 Imation Place, Oakdale, MN 55128. Materials posted on our website are not incorporated by reference into this annual report on Form 10-K.

Item 11.	Executive Compensation.
      The Sections of the Proxy Statement entitled “Compensation of Executive Officers” and “Board of Directors — Compensation of Directors” are incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting — Security Ownership of Certain Beneficial Owners” and “Information Concerning Solicitation and Voting-Security Ownership of Management” is incorporated by reference into this Form 10-K.
Equity Compensation Plan Information
      The following table gives information about our Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2005, including the 2005 Stock Incentive Plan, 2000 Stock Incentive Plan, the 1996 Employee Stock Incentive Program, and the 1996 Directors Stock Compensation Program. As of December 31, 2005, options are the only form of award that had been granted under the 1996 Employee Stock Incentive Program, options and restricted stock have been granted under the 2005 Stock Incentive Plan and 2000 Stock Incentive Plan, and options, restricted stock and restricted stock units had been granted to directors under the 1996 Directors Stock Compensation Program. Our shareholders have approved all of the compensation plans listed below.

				Number of securities
	Number of securities		Weighted-average	remaining available for
	to be issued upon		exercise price of	future issuance under the
	exercise of		outstanding	equity compensation plans
	outstanding options,		options, warrants	(excluding securities
Equity compensation plans approved by shareholders	warrants and rights		and rights	reflected in the first column)

2005 Stock Incentive Plan	727,766	(1)	$34.37	2,399,460
2000 Stock Incentive Plan	2,141,160	(1)	$32.82	—	(2)
1996 Employee Stock Incentive Program	865,434		$23.41	—	(2)
1996 Directors Stock Compensation Program	380,840	(1)	$29.70	—	(2)

Total	4,115,200	(3)	$30.82	2,399,460

(1)	This number does not include restricted stock, including 12,684 shares under our 2005 Stock Incentive Plan, 139,325 shares under our 2000 Stock Incentive Plan, and 5,050 shares under our Directors Stock Compensation Program.

(2)	No additional awards may be granted under our 2000 Stock Incentive Plan, 1996 Employee Stock Incentive Plan, and 1996 Directors Stock Compensation Program.

(3)	This number does not include outstanding options for 433 shares of Common Stock at a weighted average exercise price of $10.39 per share that were assumed in connection with an acquisition. No subsequent grants of any kind will be made pursuant to this compensation plan.

Item 13.	Certain Relationships and Related Transactions.
      None.

Item 14.	Principal Accountant Fees and Services.
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

      3. Exhibits
      The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Description of Exhibit

2.1	Acquisition Agreement, dated January 19, 2006, by and between Imation Corp. and Memorex International Inc. (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on January 25, 2006)
2.2	Inducement Agreement, dated January 19, 2006, among Hanny Holding Limited, Hanny Magnetics (B.V.I.) Limited, Investor Capital Management Asia Limited, Investor Capital Partners — Asia Fund L.P, Global Media Limited, Memorex Holdings Limited and Imation Corp. (incorporated by reference to Exhibit 2.2 to Imation’s Form 8-K Current Report filed on January 25, 2006)
3.1	Restated Certificate of Incorporation of Imation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of Imation (incorporated by reference to Exhibit 3.1 of Imation’s Form 10-Q for the quarter ended June 30, 2004)
3.3	Amended and Restated Bylaws of Imation (to be effective May 3, 2006) (incorporated by reference to Exhibit 3.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)
4.1	Rights Agreement, dated as of June 18, 1996 between Imation and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10, No. 1-14310)
4.2	Amendment No. 1 to the Rights Agreement dated as of January 12, 1999 between Imation and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to Imation’s Form 8-K Current Report dated February 8, 1999)
4.3	Amendment No. 2 to the Rights Agreement (incorporated by reference to Exhibit 4.1 of Imation’s Form 10-Q for the quarter ended June 30, 2003)
4.4	Amendment No. 3 to the Rights Agreement (incorporated by reference to Exhibit 4.2 of Imation’s Form 10-Q for the quarter ended June 30, 2003)
4.5	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Imation (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 10, No. 1-14310)
10.1*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)
10.2*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.3*	Form of Indemnity Agreement between Imation and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.4*	Form of amended and restated severance agreement between Imation and its executive officers other than the CEO (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended March 31, 2001)
10.5*	Imation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.6*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)
10.7*	Director Compensation Program, as amended (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.8	Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.9	Amendment Agreement to Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on January 26, 2006)
10.10*	Form of Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.11*	Form of Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

Exhibit
Number	Description of Exhibit

10.12*	Form of Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.13*	Form of Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.14*	Performance Stock Option Agreement between Imation and Frank P. Russomanno dated May 13, 2004 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2004)
10.15*	Amendment to Mr. Russomanno’s Performance Option Agreement (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.16*	Form of Restricted Stock Award Agreement between Imation and Frank Russomanno (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.17*	Employment Agreement dated May 13, 2004 between Imation and Bruce A. Henderson (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2004)
10.18*	Amendment to Performance Stock Option Agreement between Imation and Bruce A. Henderson dated February 2, 2005 (incorporated by reference to Imation’s Form 8-K Current Report filed on February 7, 2005)
10.19*	Amendment to Mr. Henderson’s Performance Option Agreement (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.20*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.21*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.22*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.23*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.24*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.25*	Description of 2005 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 8, 2005)
10.26*	Imation 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.27*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.28*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.29*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.30*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.31*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.32*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.33*	Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.34*	Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)

Exhibit
Number	Description of Exhibit

10.35*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.36*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.37*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.38*	Form of Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.39*	Form of Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.40*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.41*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.42*	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.43*	Form of Non-employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imation Corp.

By:	/s/ Bruce A. Henderson

Bruce A. Henderson
Chairman and Chief Executive Officer
Date: February 28, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Bruce A. Henderson Bruce A. Henderson		Chairman and Chief Executive Officer	February 28, 2006

/s/ Paul R. Zeller Paul R. Zeller		Vice President and Chief Financial Officer	February 28, 2006

/s/ Peter A. Koehn Peter A. Koehn		Vice President, Controller and Principal Accounting Officer	February 28, 2006

* Michael S. Fields		Director	February 28, 2006

* Charles A. Haggerty		Director	February 28, 2006

* Linda W. Hart		Director	February 28, 2006

* Ronald T. LeMay		Director	February 28, 2006

* L. White Matthews, III		Director	February 28, 2006

* Charles Reich		Director	February 28, 2006

* Glen A. Taylor		Director	February 28, 2006

* Daryl J. White		Director	February 28, 2006

*By:	/s/ John L. Sullivan John L. Sullivan Attorney-in-fact

EXHIBIT INDEX
      The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002