Form 10-Q
period 2006-03-31
IMATION CORP
filed 2006-05-04
CIK 1014111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑                                                       Accelerated filer ☐                                                          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,880,850 shares of Common Stock, par value $0.01 per share, were outstanding at April 28, 2006.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net revenue	$335.2	$315.0
Cost of goods sold	256.0	232.7

Gross profit	79.2	82.3
Operating expenses:
Selling, general and administrative	35.3	38.4
Research and development	12.8	12.6
Restructuring and other	1.8	—

Total	49.9	51.0

Operating income	29.3	31.3

Other (income) and expense:
Interest income	(4.7)	(2.1)
Interest expense	0.2	0.1
Other expense, net	3.1	3.7

Total	(1.4)	1.7

Income from continuing operations before income taxes	30.7	29.6

Income tax provision (benefit)	11.3	(1.2)

Income from continuing operations	19.4	30.8

Income from operations of discontinued business, net of income taxes	—	0.6

Net income	$19.4	$31.4

Earnings per common share – basic:
Continuing operations	$0.56	$0.91
Discontinued operations	$—	$0.02
Net income	$0.56	$0.93

Earnings per common share – diluted:
Continuing operations	$0.55	$0.90
Discontinued operations	$—	$0.02
Net income	$0.55	$0.92

Weighted average basic shares outstanding	34.7	33.8

Weighted average diluted shares outstanding	35.4	34.2

Cash dividends paid per common share	$0.12	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$523.0	$483.0
Accounts receivable, net	201.9	194.7
Inventories, net	139.8	134.9
Other current assets	53.4	75.6

Total current assets	918.1	888.2
Property, plant and equipment, net	190.9	195.0
Other assets	60.9	63.0

Total assets	$1,169.9	$1,146.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$141.1	$131.8
Accrued payroll	11.4	22.2
Other current liabilities	91.8	91.1

Total current liabilities	244.3	245.1
Other liabilities	44.5	45.8
Shareholders’ equity	881.1	855.3

Total liabilities and shareholders’ equity	$1,169.9	$1,146.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$19.4	$31.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.9	10.0
Deferred income taxes	(0.2)	3.2
Stock-based compensation	2.2	—
Excess tax benefits from stock-based compensation	(2.4)	—
Other	2.3	4.3
Changes in operating assets and liabilities:
Accounts receivable	(6.1)	(9.5)
Inventories	(4.1)	(14.5)
Other assets	3.2	2.9
Accounts payable	8.7	16.7
Accrued payroll and other liabilities	(7.8)	(11.7)
Litigation settlement from discontinued operation	—	(20.9)

Net cash provided by operating activities	23.1	11.9

Cash Flows from Investing Activities:
Capital expenditures	(3.3)	(3.5)
Purchase of investments	—	(4.5)
Proceeds from sale of investments	20.2	4.0

Net cash provided by (used in) investing activities	16.9	(4.0)

Cash Flows from Financing Activities:
Purchases of treasury stock	(15.0)	(14.9)
Exercise of stock options	14.3	5.9
Dividend payments	(4.4)	(3.4)
Excess tax benefits from stock-based compensation	2.4	—

Net cash used in financing activities	(2.7)	(12.4)

Effect of exchange rate changes on cash and cash equivalents	2.7	(3.1)

Net change in cash and cash equivalents	40.0	(7.6)
Cash and cash equivalents — beginning of period	483.0	397.1

Cash and cash equivalents — end of period	$523.0	$389.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The interim Consolidated Financial Statements of Imation Corp. (Imation, the Company, we, us, or our) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Consolidated Financial Statements and Notes are presented in accordance with the requirements for Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.
     The December 31, 2005 Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
2. STOCK-BASED COMPENSATION
     We currently have stock options and restricted stock outstanding under our 1996 Employee Stock Incentive Program (Employee Plan), our 1996 Directors Stock Compensation Program (Directors Plan), our 2000 Stock Incentive Plan (2000 Incentive Plan), and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively the Stock Plans).
     The Employee Plan was approved and adopted by 3M Company on June 18, 1996, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Employee Plan may not exceed 6.0 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the 2000 Incentive Plan in May 2000, no further shares are available for grant under the Employee Plan.
     The Directors Plan was also approved and adopted by 3M Company, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Directors Plan may not exceed 800,000. The outstanding options are non-qualified options, normally have a term of ten years, and generally become exercisable one year after grant date. Grant prices are equal to the fair market value of our common stock at the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the Directors Plan.
     The 2000 Incentive Plan was approved and adopted by our shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that could have been issued or awarded under the 2000 Incentive Plan may not exceed 4.0 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified, normally have a term of seven to ten years, and generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the 2000 Incentive Plan.
     The 2005 Incentive Plan was approved and adopted by our shareholders on May 4, 2005, and became effective immediately. The 2005 Incentive Plan permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, and other stock and stock-based awards. The total number of shares of common stock that may be issued or awarded under the 2005 Incentive Plan may not exceed 2.5 million of which the maximum number of shares that may be awarded pursuant to grants of restricted stock, restricted stock units, and stock awards is 1.5 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. As of March 31, 2006, there were 1,706,754 shares available for grant under the 2005 Incentive Plan.

     Prior to our January 1, 2006 adoption of the Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for time-based stock options granted prior to January 1, 2006, as options granted had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under our Stock Plans. As required by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), we included pro forma disclosure in the Notes to Consolidated Financial Statements.
     The table below illustrates the effect on net income and earnings per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS 123, during the three month period ended March 31, 2005.

Three Months
Ended
March 31,
(In millions, except per share amounts)	2005
Net income, as reported	$31.4
Add: Stock-based employee compensation expense included in net income, net of income tax	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method of accounting, net of income tax	(1.2)

Pro forma net income	$30.3

Earnings per share:
Basic — as reported	$0.93
Basic — pro forma	$0.90

Diluted — as reported	$0.92
Diluted — pro forma	$0.87
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the three months ended March 31, 2006, compensation expense recognized included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense for the options granted prior to, but not vested as of, January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics.

Three Months
Ended
March 31,
2006
Volatility	35%
Risk-free interest rate	4.30%
Expected life (months)	58
Dividend yield	1.06%
     The following table summarizes stock option activity for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, January 1	4,115,633	$30.82
Granted	6,000	45.17
Exercised	579,973	24.73
Forfeited	38,973	35.73
Canceled	1,450	34.58

Outstanding, March 31	3,501,237	$31.80	5.7	$39,726,779

Exercisable, March 31	1,844,235	$27.79	4.3	$28,300,850

     The weighted average grant-date fair value of options that were granted during the three months ended March 31, 2006 was $15.23. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $12.7 million. Total stock-based compensation expense recognized in the Consolidated Statements of Operations for the quarter ended March 31, 2006 was $2.2 million before income taxes of which $1.8 million related to time-based stock options. The related tax benefit was $0.8 million for the quarter ended March 31, 2006. The impact of accounting for stock-based compensation under the provisions of SFAS 123R on both basic and diluted earnings per share for the three months ended March 31, 2006, was $0.03 per share.
     A summary of the status of our nonvested stock options as of March 31, 2006, including changes during the three month period ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant
	Stock	Date Fair
Nonvested Stock Options	Options	Value
Nonvested stock options outstanding at January 1, 2006	1,839,542	$12.76
Granted	6,000	15.23
Vested	149,567	10.86
Forfeited	38,973	14.45

Nonvested stock options outstanding at March 31, 2006	1,657,002	12.90

     The total fair value of shares vested during the three months ended March 31, 2006 was $1.6 million. As of March 31, 2006, there was $15.1 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.4 years.
     Prior to the adoption of SFAS 123R, we presented tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefits of tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as excess tax benefits from stock-based compensation in the Condensed Consolidated Statement of Cash Flows.

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

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Weighted average number of shares outstanding during the period	34.7	33.8
Dilutive effect of stock-based compensation plans	0.7	0.4

Weighted average number of diluted shares outstanding during the period	35.4	34.2

     As of March 31, 2006 and 2005, certain options to purchase approximately 6,000 and 1,556,000 shares, respectively, of our common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
4. SUPPLEMENTAL BALANCE SHEET INFORMATION

	March 31,	December 31,
(In millions)	2006	2005
	(Unaudited)
Accounts Receivable
Accounts receivable	$211.4	$204.9
Less allowances	(9.5)	(10.2)

Accounts receivable, net	$201.9	$194.7

Inventories
Finished goods	$109.8	$104.7
Work in process	8.8	10.7
Raw materials and supplies	21.2	19.5

Total inventories	$139.8	$134.9

Other Current Assets
Deferred income taxes	$24.2	$24.6
Short-term investments	8.8	24.6
Other	20.4	26.4

Total other current assets	$53.4	$75.6

	March 31,	December 31,
(In millions)	2006	2005
	(Unaudited)
Property, Plant and Equipment
Property, plant and equipment	$670.9	$672.4
Less accumulated depreciation	(480.0)	(477.4)

Property, plant and equipment, net	$190.9	$195.0

Deferred income taxes	$24.6	$24.3
Long-term investments	4.0	8.4
Intangible assets	7.1	7.6
Goodwill	12.3	12.3
Other	12.9	10.4

Total other assets	$60.9	$63.0

Other Current Liabilities
Employee separation costs	$3.2	$2.1
Rebates	22.9	29.5
Income taxes	17.8	11.6
Other	47.9	47.9

Total other current liabilities	$91.8	$91.1

Other Liabilities
Pension	$16.4	$17.5
Other	28.1	28.3

Total other liabilities	$44.5	$45.8

5. INVESTMENTS
     Our investments in marketable equity securities consist of strategic investments in actively traded common stock of companies in the data storage industry as well as equity securities for which there is not an active market. Our policy is to review our venture capital and minority equity securities classified as investments on a quarterly basis to determine if an other-than-temporary decline in fair value exists. The policy includes, but is not limited to, reviewing the revenue and income outlook, financial viability, and management of each investment. In the first quarter of 2006, we evaluated the near-term prospects of our marketable securities impairments in relation to the severity, duration and forecasted recovery of the fair value of impairments. We determined that an other-than-temporary decline in value existed in one of our investments and, consequently, reduced the carrying value of the investment by $2.2 million with a corresponding loss recorded in other expense in the Consolidated Statement of Operations for the quarter ended March 31, 2006. The impairment charge was partially offset by a gain on sale of investments of $0.9 million.
6. RESTRUCTURING
     During the first quarter of 2006, we recorded severance and other charges of $1.8 million. The charges related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities and consisted of estimated severance payments and related benefits. The restructuring will result in the elimination of approximately 100 positions by the middle of 2006. No employee reductions or cash payments relating to these charges were made during the quarter ended March 31, 2006.
     During the fourth quarter of 2004, we recorded severance and other charges of $16.6 million related to the restructuring of our business to lower overall operating costs, simplify structure, and improve decision-making speed. The charge included $15.3 million for estimated cash severance payments and related benefits associated with the planned reduction in headcount of approximately 260 employees, which was substantially completed by the end of 2005. The other charges of $1.3 million included pension related costs associated with severed employees and lease termination costs. These charges were partially offset by a $0.6 million benefit for European severance and related costs, reflecting adjustments of $0.2 million to the second quarter 2004 charges and $0.4 million to prior charges.

     During the second quarter of 2004, we recorded severance and other charges of $3.1 million. The charges related to a plan to close our production facility in Tucson, Arizona as well as international administrative and sales employee reductions and consisted of estimated severance payments and related benefits related to the elimination of 280 positions. The restructuring has impacted approximately 275 positions as of March 31, 2006. Production at the Tucson, Arizona facility was terminated on September 30, 2005 and the facility was closed by December 31, 2005. Ongoing production activities from this facility have concluded or shifted to other facilities as the shutdown occurred.
     The following tables summarize the activity related to our 2004 restructuring programs. Changes in the restructuring accruals during the three months ended March 31, 2006 were as follows:

		No. of
		Employees
	Amount	Affected
	(In millions)
Balance, December 31, 2005	$2.1	14
Usage	0.7	6

Balance, March 31, 2006	$1.4	8

On a cumulative basis through March 31, 2006, the status of the 2004 restructuring accruals was as follows:

				Liability
				as of
	Program	Cumulative	Net	March 31,
	Amounts	Usage	Adjustments	2006
	(In millions)
Severance	$18.0	$16.5	$(0.2)	$1.3
Pension and lease termination costs	1.7	1.6	—	0.1

Total	$19.7	$18.1	$(0.2)	$1.4

		Cumulative	Balance
		Reductions	as of
	Program	and	March 31,
	Amounts	Adjustments	2006
No. of employees affected	540	532	8
7. RETIREMENT PLANS
Employer Contributions
     During the three months ended March 31, 2006, we contributed approximately $4.1 million to our pension plans. We presently anticipate contributing additional amounts of $6 million to $11 million to fund our pension plans in 2006.
Components of Net Periodic Pension Cost

	United States		International
	Three Months Ended March 31,
	2006	2005	2006	2005
	(In millions)
Net periodic pension cost
Service cost	$2.3	$2.7	$0.1	$0.1
Interest cost	1.8	1.8	0.8	0.8
Expected return on plan assets	(2.5)	(2.2)	(0.8)	(0.7)
Amortization of unrecognized items	0.2	0.1	0.1	0.1

Net periodic pension cost	$1.8	$2.4	$0.2	$0.3

8. COMPREHENSIVE INCOME
     Accumulated other comprehensive loss represents certain items which, according to the respective accounting rules, are required to be recorded directly to equity accounts and consist of the following:

	March 31,	December 31,
	2006	2005
	(In millions)
Cumulative translation adjustment	$(87.8)	$(90.9)
Minimum pension liability adjustments, net of income tax	(15.0)	(15.0)
Cash flow hedging and other, net of income tax	(0.1)	(0.7)

Accumulated other comprehensive loss	$(102.9)	$(106.6)

     Comprehensive income for the three months ended March 31, 2006 and 2005 consists of the following:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Net income	$19.4	$31.4
Cumulative currency translation adjustment	3.1	(3.5)
Cash flow hedging and other, net	0.6	0.6

Comprehensive income	$23.1	$28.5

9. DISCONTINUED OPERATIONS
     On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC for $17.0 million, with the potential for up to an additional $4.0 million in consideration over the next three years, contingent on performance of the business. Upon closing, we received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years subject to certain post closing adjustments. A gain of $4.6 million, net of taxes of $2.7 million, was recognized on the sale. Specialty Papers is reported as a discontinued operation as we eliminated the operations and cash flows of the Specialty Papers business and there will not be significant continuing involvement in the Specialty Papers business in the future. In accordance with applicable accounting rules, the results of this segment for prior periods have been reported as discontinued operations. Accordingly, the Consolidated Financial Statements for prior periods have been adjusted to reflect this presentation. General corporate overhead costs previously allocated to the Specialty Papers segment have not been allocated to discontinued operations. As a result of the sale of our Specialty Papers business, our remaining segment is Data Storage and Information Management. Specialty Papers net revenue and operating income were $10.2 million and $1.8 million, respectively, for the three months ended March 31, 2005.

     In the first quarter of 2005, we also recorded expenses of $0.6 million (net of taxes of $0.4 million) related to the Jazz Photo litigation associated with our Photo Color Systems business sold in 1999. The settlement was completed in the first quarter of 2005, as discussed in Note 13.
10. DERIVATIVES AND HEDGING ACTIVITIES
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. As of March 31, 2006, the derivative instruments range in duration from less than one to nine months. We do not hold or issue derivative financial instruments for speculative or trading purposes, and we are not a party to leveraged derivatives.
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
     As of March 31, 2006, cash flow hedges ranged in duration from less than one to nine months and had a total notional amount of $130.0 million. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $0.1 million were reclassified into the Consolidated Statement of Operations during the quarter ended March 31, 2006. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of March 31, 2006 was $0.7 million, pre-tax, which, depending on market factors, is expected to reverse or be reclassified into operations in 2006.
Other Hedges
     We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in the Consolidated Statement of Operations. As of March 31, 2006, we had a notional amount of forward contracts of $44.6 million to hedge our recorded balance sheet exposures.
Fair Value Disclosure
     As of March 31, 2006, the fair value of our foreign currency forward and option contracts outstanding was $0.4 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

11. DEBT
     As of March 31, 2006, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 and that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either: (a) the higher of the federal funds rate plus 0.50% or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50% depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20% depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization). A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants which are customary for similar credit arrangements and contains financial covenants that require the Company to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of March 31, 2006, and we were in compliance with all covenants under the Credit Agreement.
12. INCOME TAXES
     We recognized a one-time tax benefit of $12.0 million, or $0.35 per diluted share, in the first quarter of 2005 related to the favorable resolution of a U.S. tax matter. The matter involved the U.S. treatment of tax benefits associated with changes to our European structure initiated in 2000 that were approved by U.S. tax authorities in the first quarter of 2005, resulting in the reversal of an income tax accrual.
13. LITIGATION, COMMITMENTS AND CONTINGENCIES
     During the first quarter of 2005, we paid the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004.
14. SUBSEQUENT EVENT
     On April 28, 2006, we closed on the acquisition of substantially all of the assets of Memorex International Inc. (Memorex), including the capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name.
     Memorex’s product portfolio includes recordable CDs and DVDs, branded accessories, USB flash drives and magnetic and optical drives. As a result of the acquisition, we expect to strengthen our market share and become a larger participant in the data storage industry. The results of Memorex’s operations will be included in our Consolidated Financial Statements after April 28, 2006.
     The Memorex acquisition will be accounted for as a purchase business combination. Assets acquired and liabilities assumed will be recorded at their fair values as of April 28, 2006. The purchase price was $329.1 million, after net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Additional cash consideration ranging from a minimum of $5.0 million to a maximum of $45.0 million may be paid out over a period of up to three years after close, contingent on financial performance of the purchased business. The financial performance will be measured by EBITDA of the purchased business as defined in the purchase agreement previously filed on Form 8-K.
     We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. One-half of the escrowed amounts (less claims made) will be released to Memorex on March 31, 2007, and the remainder will be released to Memorex on September 30, 2007. We also placed an additional $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the Acquisition Agreement are finalized.
     The allocation of the purchase price has not been finalized as of the date of the filing of this Form 10-Q as certain amounts are not available for valuation.
15. REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has performed a review of the unaudited interim Consolidated Financial Statements included herein and their report thereon accompanies this filing. This report is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of March 31, 2006, and the related consolidated statements of operations for each of the three-month periods ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 28, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
     As discussed in Note 2, the Company changed its method of accounting for equity-based compensation arrangements effective January 1, 2006.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 4, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
     Imation is a leading provider of removable data storage media products designed to help customers capture, create, protect, preserve, and retrieve valuable digital assets. Our business-to-business customers range from managers of large data centers to distributed network administrators to small business owners who rely on our tape cartridges for data processing, security, business continuity, backup and archiving applications. For personal storage needs, our customers rely on our recordable optical discs, USB-enabled flash and removable hard drives to store, edit and manage business data, photos, video, images, and music on professional and home desktops. Our products are sold in the United States and in approximately 100 other countries. Approximately 67 percent of our first quarter 2006 revenue came from outside the United States.
     The data storage market presents attractive growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, ongoing and variable price erosion, diverse distribution channels, and a large variety of formats for tape, optical, flash, and removable hard disk products.
     We deliver a broad portfolio of products across diverse distribution channels and geographies. Success in the market is dependent on being early to market with new formats, having efficient manufacturing, sourcing and supply chain operations, maintaining competitive total delivered cost, working closely with leading Original Equipment Manufacturers (OEMs) to develop new formats or enhancements to existing formats, offering a broad assortment of products across multiple competing drive technology platforms, and having broad geographic and market coverage across diverse distribution channels.
     While the demand for data storage media continues to grow at a modest rate, the highest revenue growth opportunities include newer tape formats in open system environments, recordable optical discs and removable flash memory. These higher revenue growth opportunities provide revenue streams that are typically at lower gross profit margins than our historical gross margins on the magnetic media products.
     Our strategy is to take advantage of these growth opportunities by establishing strategic sourcing, brand distribution, and licensing arrangements and by implementing a relatively flat and efficient operating structure. For example, while we have manufacturing operations, intellectual property, patents and know-how across a broad range of storage-related media technologies, we also source some products from third party manufacturers. As a result, our business is a combination of a manufacturer and a brand distributor. We believe this strategy can support higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenue. We have launched various restructuring activities to lower overall operating costs, simplify structure, and improve decision-making speed. In addition, we are implementing lean enterprise principles throughout our organization. The emphasis of lean enterprise principles is speed, quality, and competitive cost across all key functions and processes.
Memorex International Inc. Acquisition
     On April 28, 2006, we closed on the acquisition of substantially all of the assets of Memorex International Inc. (Memorex), including the capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. Memorex’s product portfolio includes recordable CDs and DVDs, branded accessories, USB flash drives and magnetic and optical drives. The purchase price was $329.1 million, after net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Additional cash consideration ranging from a minimum of $5.0 million to a maximum of $45.0 million may be paid out over a period of up to three years after close, contingent on financial performance of the purchased business. The financial performance will be measured by EBITDA of the purchased business as defined in the purchase agreement previously filed on Form 8-K. The expected financial impact of the Memorex acquisition is discussed below under “Forward-Looking Statements and Risk Factors.”

Executive Summary
     First Quarter 2006 Consolidated Results of Operations
•	Revenue of $335.2 million in the quarter ended March 31, 2006 was up 6.4 percent over the same period last year.
•	Gross profit margin of 23.6 percent for the three months ended March 31, 2006 is compared with gross profit margin of 26.1 percent for the comparable period last year and 21.6 percent for the fourth quarter of 2005.

•	Diluted earnings per share from continuing operations was $0.55 for the three months ended March 31, 2006 compared to $0.90 for the same period last year.
     First Quarter 2006 Cash Flow/Financial Condition
•	Cash flow from operations totaled $23.1 million in the quarter.

•	Total cash and cash equivalents were $523.0 million as of March 31, 2006, compared with $483.0 million at year-end 2005.

•	We repurchased approximately 340,000 shares during the quarter for approximately $15.0 million.

•	The Board of Directors declared a quarterly dividend of $0.12 per share in February 2006.
Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment Adoption
     Prior to our January 1, 2006 adoption of the Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for time-based stock options granted prior to January 1, 2006, as options granted had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under our stock plans. As required by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), we included pro forma disclosure in the Notes to Consolidated Financial Statements.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the three months ended March 31, 2006, compensation expense recognized included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense for the options granted prior to, but not vested as of, January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.
     The total fair value of shares vested during the three months ended March 31, 2006 was $1.6 million. As of March 31, 2006, there was $15.1 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under our stock plans. That expense is expected to be recognized over a weighted average period of 2.4 years. For further information regarding SFAS 123R adoption, see Note 2 to the Condensed Consolidated Financial Statements.
Results of Operations

			Percentage of Dollar
Percentage of Revenue			Increase/(Decrease)
March 31,			March 31,
2006	2005		2006 vs. 2005
100.0%	100.0%	Net revenue	6.4%
23.6	26.1	Gross profit	(3.8)
10.5	12.2	Selling, general and administrative expenses	(8.1)
3.8	4.0	Research and development expenses	1.6
0.5	—	Restructuring and other expenses	nm
8.7	9.9	Operating income	(6.4)
(0.4)	0.5	Other (income) expense, net	nm
5.8	9.8	Income from continuing operations	(37.0)

Comparison of Three Months Ended March 31, 2006 and 2005
     Net revenue of $335.2 million increased 6.4 percent from last year’s first quarter revenue of $315.0 million. U.S. revenue totaled $109.1 million, or 33 percent of worldwide revenue, compared with $107.8 million, or 34 percent, from a year ago. Non-U.S. revenue totaled $226.1 million, or 67 percent of worldwide revenue, compared with $207.2 million, or 66 percent, from a year ago. The worldwide revenue growth in the first quarter of 2006 was driven by volume increases of approximately 15 percent, partially offset by price declines of approximately six percent and negative currency exchange rate translation of approximately three percent. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing can be impacted by changes in foreign currency exchange rates. Revenue growth was driven by optical media products as we benefited from growth in our Global Data Media joint venture, as well as growth in mid-range LTO tape cartridges and flash media products. Selective price increases somewhat moderated price erosion in the quarter. Growth in Asia Pacific and the United States was offset somewhat by slight declines in Europe due to currency exchange rate impacts.
     Gross profit in the first quarter of 2006 was $79.2 million, or 23.6 percent of revenue, compared to $82.3 million, or 26.1 percent of revenue in the first quarter of 2005. The year-over-year decline in gross margin was due to a greater portion of lower gross margin optical and flash products in the total product mix.
     Selling, general and administrative (SG&A) expenses in the first quarter of 2006 were $35.3 million, or 10.5 percent of revenue, compared to $38.4 million, or 12.2 percent of revenue, in the first quarter of 2005. The decrease in SG&A expenses as a percent of revenue was due to our cost reduction efforts taken at the end of 2004 and continued through 2005, continued focus on controlling spending and implementing an efficient cost structure in all geographic areas and our revenue growth. This decrease was partially offset by additional stock-based compensation expenses of $1.4 million recorded in the first quarter of 2006 due to the adoption of SFAS 123R effective January 1, 2006.
     Research and development (R&D) costs were $12.8 million, or 3.8 percent of revenue in the first quarter of 2006, as compared to $12.6 million, or 4.0 percent of revenue in the first quarter of 2005. R&D costs remained essentially flat over the periods.
     During the first quarter of 2006, we recorded severance and other charges of $1.8 million. The charges related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities and consisted of estimated severance payments and related benefits. The restructuring will result in the elimination of approximately 100 positions by the middle of 2006. No employee reductions or cash payments relating to these charges were made during the quarter ended March 31, 2006.
     Based on the above factors, operating income in the first quarter of 2006 was $29.3 million, or 8.7 percent of revenue, compared with operating income of $31.3 million, or 9.9 percent of revenue for the same period last year.
     Other income was $1.4 million for the quarter ended March 31, 2006 compared to other expense of $1.7 million for the quarter ended March 31, 2005. Interest income was $4.7 million in the first quarter of 2006 and $2.1 million in the first quarter of 2005. Increased interest income is attributed to higher interest rates and higher invested cash balances. Other expenses included net investment losses of $1.3 million and $1.9 million in the quarters ended March 31, 2006 and 2005, respectively.
     The tax provision for the first quarter of 2006 was $11.3 million, resulting in a tax rate of 36.8 percent, compared to a tax benefit of $1.2 million in the first quarter of 2005. The tax benefit for the first quarter of 2005 relates to the favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit of $12.0 million, or $0.35 per diluted share. The matter involved the U.S. treatment of tax benefits associated with changes to our European structure initiated in 2000 that were approved by U.S. tax authorities in the first quarter of 2005, resulting in the reversal of an income tax accrual.
     Income from continuing operations in the first quarter of 2006 was $19.4 million, or $0.56 per basic share and $0.55 per diluted share, compared with income from continuing operations of $30.8 million, or $0.91 per basic share and $0.90 per diluted share, in the first quarter of 2005. The expenses associated with our restructuring and adoption of SFAS 123R had an impact of $0.06 per diluted share on first quarter 2006 results. The one-time tax benefit of $12.0 million discussed above resulted in an additional $0.35 per diluted share in the first quarter of 2005.
     Income from discontinued operations during the three months ended March 31, 2005 of $0.6 million, net of tax, consists of Specialty Papers after tax income of $1.2 million, partially offset by the Jazz Photo litigation loss of $0.6 million, net of taxes. The Specialty Papers business results exclude corporate overhead costs previously allocated to this business.
     Net income in the first quarter of 2006 was $19.4 million, or $0.56 per basic share and $0.55 per diluted share, compared with net income of $31.4 million, or $0.93 per basic share and $0.92 per diluted share, in the first quarter of 2005.

Impact of Changes in Foreign Currency Rates
     We have a market presence in more than 100 countries, and we sell products on a local currency basis through a variety of distribution channels. We source finished goods, primarily optical products, from foreign countries, although much of this sourcing is on a U.S. dollar basis. Further, we produce a significant portion of our products in our own manufacturing facilities in the United States. Comparisons of revenue and gross profit from foreign countries are subject to various fluctuations due to the impact of translating results at differing exchange rates in different periods.
     Changes in foreign currency exchange rates in the first three months of 2006 negatively impacted worldwide revenue by approximately three percent due to unfavorable translation. The impact on profits is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that tend to offset translation benefits over time. For example, we have generally experienced increased price erosion internationally as the dollar weakened. In addition, a weak dollar negatively affects some regional business activity.
     Our foreign currency hedging policy attempts to manage some of the foreign currency risks over near term periods; however, these risk management activities cannot ensure that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant (see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-Q).
Financial Position
     As of March 31, 2006, our cash and cash equivalents balance was $523.0 million, an increase of $40.0 million from $483.0 million as of December 31, 2005. We also had other investments, which totaled $8.8 million and $24.6 million as of March 31, 2006 and December 31, 2005, respectively, related to investment grade interest bearing securities with original maturities greater than three months that are classified as other current assets. Ending cash and cash equivalents, plus these investments, totaled $531.8 million and $507.6 million as of March 31, 2006 and December 31, 2005, respectively. Our cash and investments increase was due to operating cash flow of $23.1 million and proceeds of $14.3 million from the exercise of options, partially offset by share repurchases and dividend payments of $15.0 million and $4.4 million, respectively.
     Accounts receivable days sales outstanding was 46 days as of March 31, 2006, unchanged from December 31, 2005. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. Days of inventory supply was 55 days as of March 31, 2006, down one day compared to 56 days as of December 31, 2005. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days.
     Other current assets were $53.4 million as of March 31, 2006 compared to $75.6 million as of December 31, 2005. The decrease in other current assets is attributed to the maturation of certain investments. These investments related to investment grade interest-bearing securities, the maturation of which caused them to move into our cash and cash equivalents balance.
     Accounts payable was $141.1 million as of March 31, 2006 compared to $131.8 million as of December 31, 2005. The increase was due to increased purchasing activity towards the end of the first quarter of 2006, as well as timing of payments made during the quarter.
     Accrued payroll was $11.4 million as of March 31, 2006 compared to $22.2 million as of December 31, 2005. The decrease during the period was mainly due to payments under our broad-based employee incentive compensation plans.
     In late 2003, we entered into a tape media distribution agreement with Exabyte Corp. (Exabyte), whereby we became the exclusive distributor of Exabyte media including the VXA class of tape cartridges. This transaction resulted in an intangible asset of $18.5 million. On October 31, 2005, we amended certain terms of the Exabyte distribution agreement whereby we agreed to lower the margin we earn on distribution in exchange for consideration of $10.3 million in the form of Exabyte common stock, preferred stock, warrants, and note receivables with a corresponding offset to the original intangible asset recorded in conjunction with the execution of the original Exabyte distribution agreement. Due to the decline in value of Exabyte common stock, we determined that an other-than-temporary decline in value existed as of March 31, 2006, and consequently, reduced the carrying value of our Exabyte stock holdings by $2.2 million with a corresponding loss recorded in the Consolidated Statement of Operations for the quarter ended March 31, 2006. The notes consist of a $5.0 million note payable, bearing 10 percent interest beginning January 1, 2006, with interest only payments through 2007 and quarterly principal and interest payments commencing on March 31, 2008 continuing through December 31, 2009, and a $2.0 million note payable bearing 10 percent interest through December 15, 2006, at which time the principal amount is due. In connection with the notes, we obtained a subordinated security position in the assets of Exabyte. The collection of the notes receivable and realization of the intangible asset is dependent on Exabyte’s ability to continue as a going concern and on the success of the Exabyte relationship.

Liquidity and Capital Resources
     Cash provided by operating activities of $23.1 million in the first three months of 2006 was driven by net income of $19.4 million. Cash provided by operating activities of $11.9 million in the first three months of 2005 was driven by net income of $31.4 million, partially offset by payment of the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004.
     Cash provided by investing activities was $16.9 million in the first three months of 2006 compared to cash used in investing activities of $4.0 million in the first three months of 2005. Capital spending totaled $3.3 million in the first quarter of 2006 and $3.5 million in the first quarter of 2005. We also had $15.6 million in maturation of certain cash investments, as well as $4.6 million in proceeds from the sale of investments in the first quarter of 2006.
     Cash used in financing activities of $2.7 million in the first three months of 2006 was driven by share repurchases of $15.0 million and dividend payments of $4.4 million, offset by cash inflows of $14.3 million related to the exercise of stock options. Cash used in financing activities of $12.4 million in the first three months of 2005 was driven by share repurchases of $14.9 million and dividend payments of $3.4 million, offset partially by cash inflows of $5.9 million related to the exercise of stock options.
     As of March 31, 2006, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 and that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either: (a) the higher of the federal funds rate plus 0.50% or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50% depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20% depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization). A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants which are customary for similar credit arrangements and contains financial covenants that require the Company to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding under the Credit Agreement as of March 31, 2006, and we were in compliance with all covenants under the Credit Agreement.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of March 31, 2006, there were no borrowings outstanding under such arrangements.
     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the three months ended March 31, 2006, we repurchased 0.3 million shares. As of March 31, 2006, we had repurchased 3.1 million shares under the latest authorization and held, in total, 8.2 million shares of treasury stock acquired at an average price of $23.91 per share. Authorization for repurchases of an additional 2.9 million shares remains outstanding as of March 31, 2006.
     We paid a cash dividend of $0.12 per share, or $4.4 million, during the first quarter of 2006. On May 3, 2006, our Board of Directors declared a quarterly cash dividend of $0.14 per share payable June 30, 2006, to shareholders of record at the close of business on June 15, 2006. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
     As previously disclosed, we expect pension contributions to be in the range of $10 million to $15 million in 2006, depending on asset performance and interest rates. We contributed approximately $4.1 million to our pension plans during the first quarter of 2006.

     Our remaining anticipated liquidity needs for 2006 include the following: the Memorex acquisition cost of $329 million and other related acquisition costs, including possible restructuring costs; capital expenditures targeted to be approximately $22 million; pension funding of approximately $6 million to $11 million; operating lease payments of approximately $7 million and any amounts associated with the repurchase of common stock under the authorization discussed above or any future dividends that may be paid upon approval of the Board of Directors. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
     Other than operating lease commitments, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes to our contractual obligations during the first three months of 2006.
Critical Accounting Policies and Estimates
     The preparation of our Consolidated Financial Statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Other than the discussion of stock-based compensation below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies and Estimates” included in our fiscal 2005 Annual Report on Form 10-K.
     Stock-Based Compensation — Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. We elected the modified-prospective method of adopting SFAS 123R, under which prior periods are not retroactively revised. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black Scholes option valuation model requires the development of assumptions that are input into the model. These variables are the expected volatility, the risk-free rate, the option’s expected life and the dividend yield on the underlying stock.
     Expected volatilities are based on historical volatility of our stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics.
     Developing these assumptions requires us to make significant judgment and involves analyzing available historical data, making adjustments to historical data for future expectations, and appropriately weighting each of the inputs. These assumptions are evaluated and revised as necessary, based on changes in market conditions and historical experience.
     The guidance in SFAS 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of stock-based awards. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Forward-Looking Statements and Risk Factors
     The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
     The following statements are based on our current outlook for fiscal year 2006, and include the anticipated impact from closing the acquisition of Memorex. The 2006 outlook estimates are subject to change based on the final allocation of intangible assets, which will be determined subsequent to close, and are subject to the risks and uncertainties described below:
•	Our revenue for 2006 is targeted between $1.54 billion and $1.59 billion, which represents growth of approximately 23 percent to 27 percent.

•	Operating income for 2006 is targeted between $93 million and $98 million.

•	Diluted earnings per share is targeted between $1.70 and $1.80 for 2006.

•	Capital spending for 2006 is targeted to be approximately $25 million. Previously, we had targeted a range of $25 million to $30 million.

•	The 2006 tax rate is anticipated to be in the range of 36 percent to 37 percent.

•	Depreciation and amortization for 2006 is targeted in the range of $39 million to $44 million, including amortization of intangible assets resulting from the Memorex acquisition ranging between $5 million and $8 million. Previously, we had targeted a range of $4 million to $9 million in amortization of intangible assets resulting from the Memorex acquisition.

•	We have adopted SFAS 123R beginning January 2006, which requires the expensing of equity-based compensation programs. We expect an expense in the range of $10 million to $12 million or $0.18 to $0.22 per diluted share related to the adoption of SFAS 123R in 2006. This expense is included in the diluted earnings per share target cited above.

•	We anticipate that certain restructuring charges will likely be incurred, the majority of which are associated with the Memorex acquisition, which would range between $13 million and $17 million for the full year and are also included in the diluted earnings per share target cited above. As a result, the impact of the acquisition on 2006 operating income is anticipated to be neutral to slightly positive. After full integration of Memorex, the transaction is expected to be significantly accretive, contributing $32 million to $36 million in annual operating income or $0.40 to $0.47 per share. This estimate includes synergy benefits, purchase price amortization expenses and the assumed loss of interest income due to cash used in the acquisition.
     Certain information contained in this report, which does not relate to historical financial information, including the business outlook for fiscal 2006, may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. These factors include our ability to integrate our operations and achieve anticipated benefits and cost synergies associated with the Memorex acquisition; continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand; our ability to meet our cost reduction and revenue growth targets; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits in a timely manner from the Moser Baer and other strategic relationships, including the Global Data Media joint venture and Exabyte distribution agreement; the competitive pricing environment; foreign currency fluctuations; the outcome of litigation; our ability to secure adequate supply of certain high demand products; the ready availability and price of energy; availability of key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission from time to time.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Except for the paragraph noted below, there has been no material change since the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2005. For further information, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Also, see information on derivatives and hedging activities in Note 10 to the Consolidated Financial Statements of this Form 10-Q.

     As of March 31, 2006, we had $174.6 million notional amount of foreign currency forward and option contracts of which $44.6 million hedged recorded balance sheet exposures. This compares to $222.7 million notional amount of foreign currency forward and option contracts as of December 31, 2005, of which $43.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2006 by $7.7 million.
Item 4. Controls and Procedures
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2006, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President, Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2006, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of March 31, 2006 would not be material to our financial position.
Item 1A. Risk Factors
     There has been no material change in the risk factors set forth in our Annual Report Form 10-K for the fiscal year ended December 31, 2005. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) – (b)
     Not applicable
(c) Registrant Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2006 – January 31, 2006	—	—	—	3,263,100
February 1, 2006 – February 28, 2006	192,500	$44.35	192,500	3,070,600
March 1, 2006 – March 31, 2006	147,500	$43.76	147,500	2,923,100

Total	340,000	$44.10	340,000	2,923,100

     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors announced an increase in the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the three months ended March 31, 2006, we repurchased 0.3 million shares. As of March 31, 2006, we had repurchased 3.1 million shares under the latest authorization and held, in total, 8.2 million shares of treasury stock acquired at an average price of $23.91 per share. Authorization for repurchases of an additional 2.9 million shares remains outstanding as of March 31, 2006 and such authorization has no expiration date.
Item 3. Defaults upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5. Other Information
     Not Applicable
Item 6. Exhibits
     The following documents are filed as exhibits to this Report.

Exhibit
Number	Description of Exhibit
10.1	Amendment to Employment Agreement between Imation and Bruce Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed March 3, 2006)
10.2	Amendment to and restated Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed March 3, 2006)
10.3	Credit Agreement between Imation and a Consortium of Lenders dated as of March 29, 2006 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed April 5, 2006)
15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.

Date: May 4, 2006	/s/ Paul R. Zeller Paul R. Zeller
Vice President and Chief Financial Officer
(duly authorized officer and principal
financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Amendment to Employment Agreement between Imation and Bruce Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed March 3, 2006)
10.2	Amendment to and restated Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed March 3, 2006)
10.3	Credit Agreement between Imation and a Consortium of Lenders dated as of March 29, 2006 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed April 5, 2006)
15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002