Form 10-Q
period 2006-06-30
IMATION CORP
filed 2006-08-04
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,783,402 shares of Common Stock, par value $0.01 per share, were outstanding at July 31, 2006.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	$365.8	$301.5	$701.0	$616.5
Cost of goods sold	281.6	226.3	537.6	459.0

Gross profit	84.2	75.2	163.4	157.5

Operating expenses:
Selling, general and administrative	44.4	38.0	79.7	76.4
Research and development	12.3	13.4	25.1	26.0
Restructuring and other	8.9	—	10.7	—

Total	65.6	51.4	115.5	102.4

Operating income	18.6	23.8	47.9	55.1

Other (income) and expense:
Interest income	(2.9)	(2.3)	(7.6)	(4.4)
Interest expense	0.2	0.2	0.4	0.3
Other expense, net	2.5	1.1	5.6	4.8

Total	(0.2)	(1.0)	(1.6)	0.7

Income from continuing operations before income taxes	18.8	24.8	49.5	54.4

Income tax provision	5.9	9.0	17.2	7.8

Income from continuing operations	12.9	15.8	32.3	46.6

Discontinued Operations:
Income from operations of discontinued business, net of income taxes	—	0.9	—	1.5
Gain on disposal of discontinued business, net of income taxes	1.2	4.6	1.2	4.6

Income from discontinued operations, net of income taxes	1.2	5.5	1.2	6.1

Net income	$14.1	$21.3	$33.5	$52.7

Earnings per common share — basic:
Continuing operations	$0.37	$0.47	$0.93	$1.38
Discontinued operations	$0.03	$0.16	$0.03	$0.18
Net income	$0.41	$0.63	$0.97	$1.56

Earnings per common share — diluted:
Continuing operations	$0.37	$0.46	$0.92	$1.36
Discontinued operations	$0.03	$0.16	$0.03	$0.18
Net income	$0.40	$0.62	$0.95	$1.54

Weighted average basic shares outstanding	34.6	33.7	34.7	33.7

Weighted average diluted shares outstanding	35.2	34.3	35.3	34.3

Cash dividends paid per common share	$0.14	$0.12	$0.26	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$223.8	$483.0
Accounts receivable, net	258.5	194.7
Inventories, net	233.4	134.9
Other current assets	61.9	75.6

Total current assets	777.6	888.2
Property, plant and equipment, net	184.9	195.0
Other assets	342.3	63.0

Total assets	$1,304.8	$1,146.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$200.8	$131.8
Accrued payroll	13.9	22.2
Other current liabilities	139.4	91.1

Total current liabilities	354.1	245.1
Other liabilities	56.8	45.8
Shareholders’ equity	893.9	855.3

Total liabilities and shareholders’ equity	$1,304.8	$1,146.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$33.5	$52.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.6	19.9
Deferred income taxes	(3.1)	14.9
Gain on sale of Specialty Papers	(2.1)	(7.3)
Stock-based compensation	5.0	—
Excess tax benefits from stock-based compensation	(2.7)	—
Other	5.8	5.7
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	10.2	(2.8)
Inventories	(26.2)	(41.6)
Other assets	7.3	0.2
Accounts payable	4.9	15.8
Accrued payroll and other liabilities	3.1	(10.6)
Litigation settlement from discontinued operation	—	(20.9)

Net cash provided by operating activities	53.3	26.0

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	(331.5)	—
Capital expenditures	(7.1)	(9.5)
Purchase of investments	(0.2)	(14.1)
Proceeds from sale of investments	28.9	17.3
Proceeds from sale of property, plant and equipment	3.3	—
Proceeds from sale of Specialty Papers	2.3	16.0

Net cash (used in) provided by investing activities	(304.3)	9.7

Cash Flows from Financing Activities:
Purchases of treasury stock	(25.4)	(15.9)
Dividend payments	(9.0)	(7.5)
Exercise of stock options	18.2	8.6
Excess tax benefits from stock-based compensation	2.7	—

Net cash used in financing activities	(13.5)	(14.8)

Effect of exchange rate changes on cash and cash equivalents	5.3	(7.5)

Net change in cash and cash equivalents	(259.2)	13.4
Cash and cash equivalents — beginning of period	483.0	397.1

Cash and cash equivalents — end of period	$223.8	$410.5

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
     The preparation of the interim Consolidated Financial Statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
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
2. STOCK-BASED COMPENSATION
     We currently have stock options and restricted stock outstanding under our 1996 Employee Stock Incentive Program (Employee Plan), our 1996 Directors Stock Compensation Program (Directors Plan), our 2000 Stock Incentive Plan (2000 Incentive Plan), and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively, the Stock Plans).
     The Employee Plan was approved and adopted by 3M Company on June 18, 1996, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Employee Plan were not to exceed 6.0 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the 2000 Incentive Plan in May 2000, no further shares are available for grant under the Employee Plan.
     The Directors Plan was also approved and adopted by 3M Company, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Directors Plan were not to exceed 800,000. The outstanding options are non-qualified options, normally have a term of ten years, and generally become exercisable one year after grant date. Grant prices are equal to the fair market value of our common stock at the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the Directors Plan.
     The 2000 Incentive Plan was approved and adopted by our shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that could have been issued or awarded under the 2000 Incentive Plan were not to exceed 4.0 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified, normally have a term of seven to ten years, and generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the 2000 Incentive Plan.
     The 2005 Incentive Plan was approved and adopted by our shareholders on May 4, 2005, and became effective immediately. The 2005 Incentive Plan permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, and other stock and stock-based awards. The total number of shares of common stock that may be issued or awarded under the 2005 Incentive Plan may not exceed 2.5 million, of which the maximum number of shares that may be awarded pursuant to grants of restricted stock, restricted stock units, and stock awards is 1.5 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. As of June 30, 2006, there were 1,685,045 shares available for grant under the 2005 Incentive Plan.

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
     The table below illustrates the effect on net income and earnings per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS 123 during the three-month and six-month periods ended June 30, 2005.

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
(In millions, except per share amounts)	2005	2005
Net income, as reported	$21.3	$52.7
Add: Stock-based employee compensation expense included in net income, net of income tax	0.2	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method of accounting, net of income tax	(1.5)	(2.7)

Pro forma net income	$20.0	$50.3

Earnings per share:
Basic — as reported	$0.63	$1.56
Basic — pro forma	$0.59	$1.49

Diluted — as reported	$0.62	$1.54
Diluted — pro forma	$0.58	$1.45
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the three-month and six-month periods ended June 30, 2006, compensation expense recognized included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense for the options granted prior to, but not vested as of, January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.
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

Six Months
Ended
June 30,
2006
Volatility	33%
Risk-free interest rate	5.0%
Expected life (months)	58
Dividend yield	1.3%
     The following table summarizes stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, January 1, 2006	4,115,633	$30.82
Granted	612,870	41.65
Exercised	(729,277)	24.93
Forfeited	(68,788)	36.15
Canceled	(25,981)	35.75
Outstanding, June 30, 2006	3,904,457	$33.57	6.3	$29,065,646

Exercisable, June 30, 2006	2,116,832	$29.64	4.9	$24,064,497

     The weighted average grant-date fair value of options that were granted during the six months ended June 30, 2006 was $13.55. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $15.5 million. Total stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended June 30, 2006 was $2.8 million before income taxes, of which $2.2 million related to time-based stock options. Total stock-based compensation expense recognized in the Consolidated Statements of Operations for the six months ended June 30, 2006 was $5.0 million before income taxes, of which $4.0 million related to time-based stock options. The related tax benefit was $1.1 million and $1.9 million for the three-month and six-month periods ended June 30, 2006, respectively. The impact of accounting for stock-based compensation under the provisions of SFAS 123R on both basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006, was $0.04 per share and $0.07 per share, respectively.
     A summary of the status of our nonvested stock options as of June 30, 2006, including changes during the six-month period ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant
		Date Fair
	Stock	Value Per
Nonvested Stock Options	Options	Share
Nonvested stock options outstanding at January 1, 2006	1,839,542	$12.76
Granted	612,870	13.55
Vested	(595,999)	13.15
Forfeited	(68,788)	14.20

Nonvested stock options outstanding at June 30, 2006	1,787,625	$12.84

     The total fair value of shares vested during the six months ended June 30, 2006 was $7.8 million. As of June 30, 2006, there was $19.6 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.7 years.

     Prior to the adoption of SFAS 123R, we presented tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefits of tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as excess tax benefits from stock-based compensation in the Condensed Consolidated Statement of Cash Flows.
3. ACQUISTION
     On April 28, 2006, we closed on the acquisition of substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. Memorex’s product portfolio includes recordable CDs and DVDs, branded accessories, USB flash drives, and magnetic and optical drives.
     The estimated cash purchase price for the acquisition was $329.3 million, after estimated net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Certain price adjustments will be finalized post-closing. Additional cash consideration of a minimum of $5.0 million will be paid and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. The financial performance will be measured by the net earnings before interest, income taxes, depreciation, and amortization (EBITDA) of the purchased business as defined in the Acquisition Agreement previously filed by Imation as an exhibit to its Form 8-K filed May 1, 2006.
     We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. Half of the escrowed amount (less claims made) will be released to Memorex on March 31, 2007, and the remainder will be released to Memorex on September 30, 2007. We also placed an additional $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the Acquisition Agreement are finalized.
     The following table summarizes our preliminary purchase price analysis:

(In millions)
Purchase Price
Cash consideration	$329.3
Direct acquisition costs	5.7
Memorex restructuring costs	4.9
Present value of minimum additional purchase price consideration	4.6

Total preliminary purchase price	$344.5

     Memorex operating results are included in our consolidated results of operations from the date of acquisition. Our consolidated balance sheet as of June 30, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the completion of detailed analyses and outside appraisals of the fair values of the assets acquired, as well as completion of management’s integration plans. Once these analyses and appraisals have been completed, the allocation of the purchase price will be finalized. We have announced our intention to implement certain restructuring activities. However, to ensure that we continue to meet customer expectations, significant analysis is required before all such plans can be finalized. To the extent the activities to be exited are Memorex activities, we would adjust the preliminary purchase price allocation to reflect additional restructuring liabilities. If the exited activities are Imation activities, any restructuring costs would be reflected in our consolidated statements of income. The preliminary allocation of the purchase price reflects $4.9 million of restructuring accruals for those Memorex restructuring activities that have met the recognition criteria.

     The preliminary purchase price allocation resulted in goodwill of $51.8 million. The goodwill is not deductible for tax purposes. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)
Purchase Price Allocation
Cash and cash equivalents	$3.5
Accounts receivable, net	69.4
Inventories, net	69.1
Other current assets	19.9
Property, plant and equipment, net	1.7
Goodwill	51.8
Intangibles	231.0
Other assets	0.6
Accounts payable	(61.8)
Other current liabilities	(29.8)
Other liabilities	(10.9)

$344.5

     Our preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets.

		Weighted
		Average
(In millions)	Amount	Life
Trade name	$200.0	35 years
Customer relationships*	28.9	7 years
Other	2.1	17 months

Intangible assets acquired	$231.0

*	Customer relationships represents an asset without U.S. tax basis. A deferred tax liability was recorded in the purchase price allocation to reflect this basis difference.
     Intangible assets are amortized using methods which approximate the benefit provided by utilization of the assets. For the quarter ended June 30, 2006, we recorded amortization expense for Memorex intangible assets of $1.9 million. The amount assigned to intangible assets acquired, as well as the related amortization periods, may change once our detailed analysis is completed. In determining the remaining useful life of the Memorex trade name, we considered: (1) the overall strength of the Memorex trade name in the market in terms of market awareness and market share, (2) the length of time that the Memorex trade name has been in existence, and (3) the period of time over which the Memorex trade name is expected to remain in use, (4) the Memorex trade name has remained strong through several changes in the data storage industry. Based on this analysis, we determined that the remaining useful life for the Memorex trade name was estimated to be a useful life of 35 years.

     The following unaudited, pro forma financial information illustrates our estimated results of operations as if the acquisition of Memorex had occurred as of the beginning of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Revenue	$398.4	$401.9	$845.1	$825.5
Income from continuing operations	14.0	19.5	25.5	53.7
Net income	15.2	25.0	26.7	59.8

Earnings per common share — basic:
Continuing operations	$0.40	$0.58	$0.73	$1.59
Net income	$0.44	$0.74	$0.77	$1.77

Earnings per common share — diluted:
Continuing operations	$0.40	$0.57	$0.72	$1.57
Net income	$0.43	$0.73	$0.76	$1.74
     The pro forma operating results are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the dates assumed, and they are not necessarily indicative of future operating results.
4. WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Weighted average number of shares outstanding during the period	34.6	33.7	34.7	33.7
Dilutive effect of stock-based compensation plans	0.6	0.6	0.6	0.6

Weighted average number of diluted shares outstanding during the period	35.2	34.3	35.3	34.3

     As of June 30, 2006 and 2005, certain options to purchase approximately 628,016 and 959,500 shares, respectively, of our common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION

	June 30,	December 31,
	2006	2005
(In millions)	(Unaudited)
Accounts Receivable
Accounts receivable	$267.6	$204.9
Less allowances	(9.1)	(10.2)

Accounts receivable, net	$258.5	$194.7

	June 30,	December 31,
(In millions)	2006	2005
Inventories
Finished goods	$202.5	$104.7
Work in process	12.6	10.7
Raw materials and supplies	18.3	19.5

Total inventories	$233.4	$134.9

Other Current Assets
Deferred income taxes	$34.2	$24.6
Short-term investments	—	24.6
Other	27.7	26.4

Total other current assets	$61.9	$75.6

Property, Plant and Equipment
Property, plant and equipment	$635.9	$672.4
Less accumulated depreciation	(451.0)	(477.4)

Property, plant and equipment, net	$184.9	$195.0

Other Assets
Deferred income taxes	$27.0	$24.3
Long-term investments	2.4	8.4
Intangible assets	235.7	7.6
Goodwill (1)	64.1	12.3
Other	13.1	10.4

Total other assets	$342.3	$63.0

Other Current Liabilities
Employee separation costs	$9.3	$2.1
Rebates	45.7	29.5
Income taxes	17.2	11.6
Other	67.2	47.9

Total other current liabilities	$139.4	$91.1

Other Liabilities
Pension	$17.2	$17.5
Other	39.6	28.3

Total other liabilities	$56.8	$45.8

(1)	The increase in goodwill of $51.8 is related to the Memorex acquisition described in Note 3. As a result of the reorganization of our operating segments (see Note 15), goodwill will be allocated among our operating segments in conjunction with the finalization of the purchase price allocation. Goodwill was tested for impairment prior to the reorganization of our operating segments and no impairment was indicated.

     The breakdown of intangible assets is as follows:

			Customer
(In millions)	Trade Name	Software	Relationships	Other	Total
June 30, 2006
Cost	$200.0	$49.5	$28.9	$19.1	$297.5
Accumulated Amortization	(1.0)	(49.4)	(0.7)	(10.7)	(61.8)

Net	$199.0	$0.1	$28.2	$8.4	$235.7

December 31, 2005
Cost	$—	$49.5	$—	$17.0	$66.5
Accumulated Amortization	—	(49.3)	—	(9.6)	(58.9)

Net	$—	$0.2	$—	$7.4	$7.6

     Based on the intangible assets in service as of June 30, 2006, estimated amortization expense for each of the next five years ending June 30 is as follows:

(In millions)	2007	2008	2009	2010	2011
Amortization expense	$13.3	$12.6	$11.3	$9.9	$9.8

6. INVESTMENTS
     Our investments in marketable equity securities consist of strategic investments in companies in the data storage industry and include actively traded common stock of such companies, as well as equity securities for which there is not an active market. Our policy is to review our venture capital and minority equity securities classified as investments on a quarterly basis to determine if an other-than-temporary decline in fair value exists. The policy includes, but is not limited to, reviewing the revenue and income outlook, financial viability, and management of each investment. In the second quarter of 2006, we evaluated the near-term prospects of our marketable securities impairments in relation to the severity, duration and forecasted recovery of the fair value of impairments. We determined that an other-than-temporary decline in value existed in one of our investments and, consequently, reduced the carrying value of the investment by $1.6 million with a corresponding loss recorded in other expense in the Consolidated Statement of Operations for the quarter ended June 30, 2006. A similar loss was recorded in the first quarter of 2006 in an amount of $2.2 million.
7. RESTRUCTURING AND OTHER EXPENSES
     The components of our restructuring and other charges for the quarter ended June 30, 2006 are as follows:

(In millions)	Amount
Restructuring
Severance and other	$6.8
Lease terminations costs	1.4
Reversal of previously recorded severance and other	(0.4)

7.8
Asset impairments	1.1

Total	$8.9

2006 Imation and Memorex Restructuring Program
     Severance and other: During the second quarter of 2006, we recorded restructuring charges of $6.8 million as we reorganized in conjunction with the Memorex acquisition and continued our efforts to simplify structure. The restructuring will impact 88 positions located in the United States and Europe associated with historical Imation operations. The restructuring charges consist of estimated severance payments and related benefits, which are payable under our on-going severance benefit plan. The related payments are expected to be substantially completed by the end of 2006. We also recorded charges of $1.4 million related to lease termination costs.

     Additionally, as a result of the Memorex acquisition, we recorded restructuring accruals totaling $4.9 million related to the integration and restructuring of Memorex. These accruals include $4.1 million of severance benefits for 76 employees, as well as $0.8 million for lease termination costs. The related payments are expected to be substantially completed by the end of 2006. As these accruals were included in the acquisition-related liabilities, they are not reflected in our consolidated statements of operations.
     The following tables summarize the restructuring activity related to our 2006 Imation and Memorex restructuring program. Changes in the restructuring accrual during the three months ended June 30, 2006 were as follows:

	Program	Cumulative	Liability as of
(In millions)	Amounts	Usage	June 30, 2006
Severance and other	$10.9	$1.6	$9.3
Lease termination costs	2.2	0.2	2.0

Total	$13.1	$1.8	$11.3

			Balance as of
	Program	Cumulative	June 30,
	Amounts	Reductions	2006
Number of employees affected	164	15	149
     Asset impairments: During the second quarter of 2006, we incurred asset impairment charges of $1.1 million related to the abandonment of certain manufacturing assets and purchased intellectual property.
Prior Restructuring Programs
     During the first quarter of 2006, we recorded severance and other charges of $1.8 million. The charges related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities and consisted of estimated severance payments and related benefits associated with the elimination of approximately 100 positions.
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
     The 2004 restructuring programs, as well as the program initiated in the first quarter of 2006, were substantially completed as of June 30, 2006. Actual payments for employee termination benefits were slightly lower than estimated. As a result, approximately $0.4 million of excess accrual was reversed in the second quarter of 2006.
8. RETIREMENT PLANS
Employer Contributions
     During the six months ended June 30, 2006, we contributed approximately $5.6 million to our pension plans. We presently anticipate contributing additional amounts of $4.4 million to $9.4 million to fund our pension plans in 2006.

Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$2.3	$2.7	$0.1	$0.1	$4.6	$5.4	$0.2	$0.2
Interest cost	1.8	1.8	0.8	0.8	3.6	3.6	1.6	1.6
Expected return on plan assets	(2.5)	(2.2)	(0.8)	(0.7)	(5.0)	(4.4)	(1.6)	(1.4)
Amortization of unrecognized items	0.2	0.1	0.1	0.1	0.4	0.2	0.2	0.2

Net periodic pension cost	$1.8	$2.4	$0.2	$0.3	$3.6	$4.8	$0.4	$0.6

9. COMPREHENSIVE INCOME (LOSS)
     Accumulated other comprehensive loss consists of the following:

	June 30,	December 31,
(In millions)	2006	2005
Cumulative translation adjustment	$(82.2)	$(90.9)
Minimum pension liability adjustments, net of income tax	(15.0)	(15.0)
Cash flow hedging and other, net of income tax	(0.1)	(0.7)

Accumulated other comprehensive loss	$(97.3)	$(106.6)

     Comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Net income	$14.1	$21.3	$33.5	$52.7
Currency translation adjustment	5.6	(6.7)	8.7	(10.2)
Cash flow hedging and other, net	—	1.0	0.6	1.6

Comprehensive income	$19.7	$15.6	$42.8	$44.1

10. DISCONTINUED OPERATIONS
     On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC for $17.0 million, with the potential for up to an additional $4.0 million in consideration over the next three years, contingent on performance of the business. Upon closing, we received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years, subject to certain post closing adjustments. A gain of $4.6 million, net of taxes of $2.7 million, was recognized on the sale. General corporate overhead costs previously allocated to the Specialty Papers segment have not been allocated to discontinued operations.

     The results of the Specialty Papers business, excluding general corporate overhead allocations, were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In millions)	2005	2005
Revenue	$9.9	$20.1
Income before income taxes	1.7	3.5
Income tax provision	0.7	1.3

Income from discontinued operations, net of income taxes	$1.0	$2.2

     During the second quarter of 2006, we renegotiated the contingent consideration due from Nekoosa Coated Products, LLC, noted above. As a result, on June 16, 2006, we received a cash payment of $2.3 million in full satisfaction of all future potential payments from Nekoosa Coated Products, LLC, including the remaining portion of the outstanding note receivable. This resulted in an after-tax gain of $1.2 million from discontinued operations.
     In the first and second quarters of 2005, we also recorded expenses of $0.6 million and $0.1 million, net of tax, respectively, related to the Jazz Photo litigation associated with our Photo Color Systems business sold in 1999. The settlement was completed in the first quarter of 2005, as discussed in Note 14.
11. DERIVATIVES AND HEDGING ACTIVITIES
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. As of June 30, 2006, the derivative instruments range in duration from less than one to six months. We do not hold or issue derivative financial instruments for speculative or trading purposes, and we are not a party to leveraged derivatives.
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
     As of June 30, 2006, cash flow hedges ranged in duration from less than one to six months and had a total notional amount of $107.0 million. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $0.4 million were reclassified into the Consolidated Statement of Operations during the three-month period ended June 30, 2006. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of June 30, 2006 was $0.7 million, pre-tax, which, depending on market factors, is expected to reverse or be reclassified into operations in 2006.

Other Hedges
     We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in the Consolidated Statement of Operations. As of June 30, 2006, we had a notional amount of forward contracts of $48.5 million to hedge our recorded balance sheet exposures.
Fair Value Disclosure
     As of June 30, 2006, the fair value of our foreign currency forward and option contracts outstanding was $0.1 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
12. DEBT
     As of June 30, 2006, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 and that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either: (a) the higher of the federal funds rate plus 0.50% or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50% depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20% depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants which are customary for similar credit arrangements and contains financial covenants that require the Company to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding, and we were in compliance with all covenants under the Credit Agreement as of June 30, 2006.
13. INCOME TAXES
     We recognized a one-time tax benefit of $1.3 million, or $0.03 per diluted share, in the second quarter of 2006 related to the filing of an amended prior year tax return.
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
14. LITIGATION, COMMITMENTS AND CONTINGENCIES
     During the first quarter of 2005, we paid the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004.
15. SEGMENTS
     During the second quarter of 2006, we reorganized our operational structure following the Memorex acquisition and integration process. Consequently, we changed our reportable segments to reflect how we manage our business. A segment is a component of an enterprise that has discrete financial information which is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.
     We operate in one industry segment, Data Storage and Information Management, selling removable data storage media for use in the personal storage, network and enterprise data center markets. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. We evaluate segment performance based on net revenue and operating income. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expenses, and restructuring and other expenses that are not allocated to the regional segments. We believe this avoids distorting the operating income for the regional segments. Net revenue for each segment is generally based on customer location.

     Information related to our segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Net Revenue
Americas	$185.7	$145.6	$328.9	$284.3
Europe	125.4	101.0	254.3	218.1
Asia Pacific	54.7	54.9	117.8	114.1

	$365.8	$301.5	$701.0	$616.5

Operating Income
Americas	$30.0	$29.1	$61.5	$54.2
Europe	11.2	10.3	24.5	25.5
Asia Pacific	4.0	3.8	9.7	11.9
Corporate and unallocated	(26.6)	(19.4)	(47.8)	(36.5)

	$18.6	$23.8	$47.9	$55.1

     We have three major product categories in each of our regional segments: magnetic, optical, and flash. Net revenue by product category is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Net Revenue
Magnetic products	$156.1	$168.9	$332.4	$346.5
Optical products	158.0	106.7	281.8	218.9
Flash products	28.1	14.0	46.6	24.5
Other	23.6	11.9	40.2	26.6

	$365.8	$301.5	$701.0	$616.5

     We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.
     We are also including supplemental unaudited segment information on both an annual and a quarterly basis, reflecting historical information for the new segment structure.
     Supplemental unaudited annual segment information is as follows:

	Year Ended December 31,
(In millions)	2005	2004
Net Revenue
Americas	$577.3	$562.0
Europe	456.2	380.8
Asia Pacific	224.6	230.9

	$1,258.1	$1,173.7

	Year Ended December 31,
(In millions)	2005	2004
Operating Income
Americas	$108.0	$97.3
Europe	51.3	29.9
Asia Pacific	16.1	21.4
Corporate and unallocated	(72.1)	(104.0)

	$103.3	$44.6

     Corporate and unallocated above includes restructuring and other costs of $1.2 and $25.2 for the years ended December 31, 2005 and 2004, respectively.
     Supplemental unaudited quarterly segment information is as follows:

	Fiscal Year 2005
	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter	Total Year
Net Revenue
Americas	$138.7	$145.6	$143.7	$149.3	$577.3
Europe	117.1	101.0	98.6	139.5	456.2
Asia Pacific	59.2	54.9	56.3	54.2	224.6

	$315.0	$301.5	$298.6	$343.0	$1,258.1

Operating Income
Americas	$25.1	$29.1	$29.1	$24.7	$108.0
Europe	15.2	10.3	9.1	16.7	51.3
Asia Pacific	8.1	3.8	3.3	0.9	16.1
Corporate and unallocated	(17.1)	(19.4)	(17.9)	(17.7)	(72.1)

	$31.3	$23.8	$23.6	$24.6	$103.3

16. NEW ACCOUNTING STANDARD
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the impact of FIN 48 on the Consolidated Financial Statements.
17. REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of June 30, 2006, and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 28, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
     As discussed in Note 2 the Company changed its method of accounting for equity-based compensation arrangements effective January 1, 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 4, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
     Imation is a leading provider of removable data storage media products designed to help customers capture, create, protect, preserve, and retrieve valuable digital assets. Our business-to-business customers range from managers of large data centers to distributed network administrators to small business owners who rely on our tape cartridges for data processing, security, business continuity, backup and archiving applications. For personal storage needs, our customers rely on our recordable optical discs, USB-enabled flash and removable hard drives to store, edit and manage business data, photos, video, images, and music on professional and home desktops. Our products are sold in the United States and in approximately 100 other countries. Approximately 56 percent of our second quarter 2006 revenue came from outside the United States.
     The data storage market presents attractive growth opportunities as well as challenges. The market is highly competitive, characterized by continuing changes in technology, ongoing and variable price erosion, diverse distribution channels, and a large variety of formats for tape, optical, flash, and removable hard disk products.
     We deliver a broad portfolio of products across diverse distribution channels and geographies. Success in the market is dependent on being early to market with new formats, efficient manufacturing, sourcing and supply chain operations, working closely with leading original equipment manufacturers (OEMs) to develop new formats or enhancements to existing formats, offering a broad assortment of products across multiple competing drive technology platforms, and having broad geographic and market coverage across diverse distribution channels.
     While the demand for data storage media continues to grow at a modest rate, the highest revenue growth opportunities include newer tape formats in open system environments, recordable optical discs, removable flash memory and removable hard disks. These higher revenue growth opportunities provide revenue streams that are typically at lower gross profit margins than our historical gross profit margins on our proprietary magnetic media products.
     Our strategy is to take advantage of these growth opportunities by establishing strategic sourcing, brand distribution, and licensing arrangements and by implementing a relatively flat and efficient operating structure. For example, while we have manufacturing operations, intellectual property, including patents and know-how across a broad range of storage-related media technologies, we also source products from third party manufacturers. As a result, our revenue is derived from a combination of manufactured and sourced products. We believe this strategy supports higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenue. We have launched various restructuring activities to lower overall operating costs, simplify structure, and improve decision-making speed. In addition, we are implementing lean enterprise principles throughout our organization. The emphasis of lean enterprise principles is speed, quality, and competitive cost across all key functions and processes.
Acquisition
     On April 28, 2006, we closed on the acquisition of substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. Memorex’s product portfolio includes recordable CDs and DVDs, branded accessories, USB flash drives, and magnetic and optical drives. Memorex operates mainly in the United States, and therfore, we will see a higher percentage of revenue from inside the United States in the future.
     The estimated cash purchase price for the acquisition was $329.3 million, after estimated net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Certain price adjustments will be finalized post-closing. Additional cash consideration of a minimum of $5.0 million will be paid and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. The financial performance will be measured by the net earnings before interest, income taxes, depreciation, and amortization (EBITDA) of the purchased business as defined in the Acquisition Agreement previously filed by Imation as an exhibit to its Form 8-K filed May 1, 2006.
     We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. Half of the escrowed amount (less claims made) will be released to Memorex on March 31, 2007, and the remainder will be released to Memorex on September 30, 2007. We also placed an additional $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the Acquisition Agreement are finalized. See Note 3 to the Condensed Consolidated Financial Statements.

Executive Summary
Consolidated Results of Operations for the Three-Month Period Ended June 30, 2006
•	Revenue of $365.8 million, including Memorex revenue of $65.2 million, in the three months ended June 30, 2006 was up 21.3 percent over the same period last year.

•	Gross profit margin of 23.0 percent for the three-month period ended June 30, 2006 is compared with gross profit margin of 25.0 percent for the comparable period last year and 23.6 percent for the first quarter of 2006.

•	Diluted earnings per share from continuing operations was $0.37 for the three-month period ended June 30, 2006 compared to $0.46 for the same period last year. Diluted earnings per share in the second quarter of 2006 included $0.16 and $0.04 per share penalties from restructuring and stock-based compensation, respectively, and a $0.03 per share benefit from a lower tax rate.
Consolidated Results of Operations for the Six-Month Period Ended June 30, 2006
•	Revenue of $701.0 million, including Memorex revenue of $65.2 million, in the six months ended June 30, 2006 was up 13.7 percent over the same period last year.

•	Gross profit margin of 23.3 percent for the six-month period ended June 30, 2006 is compared with gross profit margin of 25.6 percent for the comparable period last year.

•	Diluted earnings per share from continuing operations was $0.92 for the six-month period ended June 30, 2006 compared to $1.36 for the same period last year. Diluted earnings per share in the first half of 2006 included $0.19 and $0.07 per share penalties from restructuring and stock-based compensation, respectively, and a $0.03 per share benefit from a lower tax rate.
Cash Flow/Financial Condition for the Six-Month Period Ended June 30, 2006
•	Cash flow from operations totaled $53.3 million in the first six months of 2006.

•	Total cash and cash equivalents were $223.8 million as of June 30, 2006, compared with $483.0 million at year-end 2005. The reduction of $259.2 million is mainly due to the Memorex acquisition, partially offset by cash flows from operations of $53.3 million.

•	We repurchased 608,400 shares during the first six months of 2006 for $25.4 million.

•	The Board of Directors declared quarterly dividends of $0.12 per share in February 2006 and $0.14 per share in May 2006.
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
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the three-month and six-month periods ended June 30, 2006, recognized compensation expense included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense for the options granted prior to, but not vested as of, January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.
     The total fair value of shares vested during the six months ended June 30, 2006 was $7.8 million. As of June 30, 2006, there was $19.6 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under our stock plans. That expense is expected to be recognized over a weighted average period of 2.7 years. For further information regarding SFAS 123R adoption, see Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations
     The following table sets forth the percentage relationship to revenue of certain items in our Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	23.0	25.0	23.3	25.6
Selling, general and administrative expenses	12.1	12.6	11.4	12.4
Research and development expenses	3.4	4.5	3.6	4.2
Restructuring and other expenses	2.4	—	1.5	—
Operating income	5.1	7.9	6.8	8.9
Other (income) expense, net	(0.1)	(0.3)	(0.2)	0.1
Income from continuing operations	3.5	5.2	4.6	7.6
Comparison of Three Months Ended June 30, 2006 and 2005
     Net revenue of $365.8 million increased 21.3 percent from last year’s second quarter revenue of $301.5 million. U.S. revenue totaled $159.5 million, or 44 percent of worldwide revenue, compared with $111.4 million, or 37 percent, from a year ago. Non-U.S. revenue totaled $206.3 million, or 56 percent of worldwide revenue, compared with $190.1 million, or 63 percent, from a year ago. The worldwide revenue growth in the second quarter of 2006 was driven by Memorex revenue of $65.2 million. On a comparable basis excluding the Memorex revenue of $65.2 million, our base business revenue was essentially flat compared to the second quarter of 2005, with volume increases of approximately 8 percent, partially offset by price declines of approximately 8 percent and negligible impact from currency exchange rate translation. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing can be impacted by changes in foreign currency exchange rates.
     Gross profit in the second quarter of 2006 was $84.2 million, or 23.0 percent of revenue, compared to $75.2 million, or 25.0 percent of revenue, in the second quarter of 2005. The year-over-year decline in gross margin was due to anticipated product mix migration, since we have a greater portion of lower gross margin products in the total product mix, partially offset by improved margins in some magnetic products.
     Selling, general and administrative (SG&A) expenses in the second quarter of 2006 were $44.4 million, or 12.1 percent of revenue, compared to $38.0 million, or 12.6 percent of revenue, in the second quarter of 2005. The increase in SG&A expenses was attributed to the addition of Memorex SG&A expenses, additional stock-based compensation, and additional intangible amortization of $1.9 million from the Memorex acquisition, offset by savings from our cost reduction initiatives.
     Research and development (R&D) costs were $12.3 million, or 3.4 percent of revenue, in the second quarter of 2006, as compared to $13.4 million, or 4.5 percent of revenue, in the second quarter of 2005. The $1.1 million decrease in R&D costs is the result of our continued focusing of resources on higher priority projects and increased experimentation efficiency within the R&D organization.
     Restructuring and other expenses were $8.9 million in the second quarter of 2006. The restructuring and other expenses relate to severance benefits of $6.8 million, lease termination costs of $1.4 million, as well as asset impairments of $1.1 million. The restructuring will impact 88 positions located in the United States and Europe associated with the historical Imation operations as we reorganize in conjunction with the Memorex acquisition and continue our efforts to simplify structure. The related payments are expected to be substantially completed by the end of 2006. As a result of substantially completing all prior restructuring programs, we also reversed approximately $0.4 million of excess accrual during the quarter.
     Based on the above factors, operating income in the second quarter of 2006 was $18.6 million, or 5.1 percent of revenue, compared with operating income of $23.8 million, or 7.9 percent of revenue, for the same period last year. Operating income in the second quarter of 2006 included restructuring and other charges of $8.9 million associated with the integration of the Memorex acquisition and continued efforts to simplify structure. The second quarter also included additional stock-based compensation expense of $2.5 million. Operating income in the second quarter of 2005 had neither restructuring nor similar stock-based compensation expenses.

     Other income was $0.2 million for the second quarter of 2006 compared to $1.0 million for the second quarter of 2005. Interest income was $2.9 million in the second quarter of 2006 and $2.3 million in the comparable period last year. Increased interest income is attributed to higher interest rates, offset partially by a lower amount of invested cash. Other expenses included an investment impairment of $1.6 million in the quarter ended June 30, 2006.
     The tax provision for the second quarter of 2006 was $5.9 million, resulting in an effective tax rate of 31.4 percent, compared to $9.0 million, resulting in an effective tax rate of 36.3 percent in the second quarter of 2005. The lower tax rate in the second quarter of 2006 is attributed to one-time tax benefits associated with the filing of an amended prior year tax return.
     Income from continuing operations in the second quarter of 2006 was $12.9 million, or $0.37 per basic and diluted share, compared with income from continuing operations of $15.8 million, or $0.47 per basic share and $0.46 per diluted share, in the second quarter of 2005. The restructuring and additional stock-based compensation expenses had an impact of $0.20 per diluted share on second quarter 2006 results. The tax benefit had an impact of $0.03 per diluted share on second quarter 2006 results.
     Income from discontinued operations during the second quarter of 2006 included a gain of $1.2 million, net of tax, related to the contingent consideration received from Nekoosa Coated Products, LLC, on the sale of Specialty Papers. On June 16, 2006, we received a cash payment of $2.3 million in full satisfaction of all future potential payments from Nekoosa Coated Products, LLC, including the remaining portion of the outstanding note receivable. This resulted in an after-tax gain of $1.2 million from discontinued operations in the second quarter of 2006. Income from discontinued operations during the second quarter of 2005 included a gain of $4.6 million, net of tax, related to the sale of the Specialty Papers business on June 30, 2005. In addition, the after tax income from the operations of the Specialty Papers business was $1.0 million for the second quarter of 2005. These results exclude corporate overhead costs previously allocated to this business. Discontinued operations also included a loss of $0.1 million, net of taxes, in the second quarter of 2005, related to the Jazz Photo litigation costs.
     Net income in the second quarter of 2006 was $14.1 million, or $0.41 per basic share and $0.40 per diluted share, compared with net income of $21.3 million, or $0.63 per basic share and $0.62 per diluted share, in the second quarter of 2005.
Comparison of Six Months Ended June 30, 2006 and 2005
     For the first six months of 2006, net revenue of $701.0 million increased 13.7 percent from last year’s revenue of $616.5 million. The worldwide revenue growth in the first half of 2006 was driven by Memorex revenue of $65.2 million, as well as a 3.1 percent increase in our base business revenue consistent with our expectations. U.S. revenue totaled $278.9 million, or 40 percent of worldwide revenue, compared with $219.2 million, or 36 percent, from a year ago. Non-U.S. revenue totaled $422.1 million, or 60 percent of worldwide revenue, compared with $397.3 million, or 64 percent, from a year ago.
     Gross profit on a year-to-date basis was $163.4 million, or 23.3 percent of revenue, compared to $157.5 million, or 25.6 percent of revenue in the first half of 2005. The year-over-year decline in gross margin was due to anticipated product mix migration whereby we have a greater portion of lower gross margin products in the total product mix.
     SG&A expenses for the first six months of 2006 were $79.7 million, or 11.4 percent of revenue, compared to $76.4 million, or 12.4 percent of revenue, in the first half of 2005. The increase in SG&A expenses is attributed to the Memorex acquisition, as well as additional stock-based compensation expenses of $4.3 million, offset by savings from our cost reduction initiatives.
     R&D costs were $25.1 million, or 3.6 percent of revenue on a year-to-date basis, as compared to $26.0 million, or 4.2 percent of revenue in the first half of 2005. The $0.9 million decrease in R&D costs is the result of our continued focusing of resources on higher priority projects and increased experimentation efficiency within the R&D organization.
     During the first half of 2006, we recorded restructuring and other charges of $10.7 million. Restructuring of $8.9 million related primarily to the Memorex integration process in the second quarter of 2006 as discussed previously. During the first quarter of 2006, we recorded restructuring charges of $1.8 million related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities consisting of estimated severance payments and related benefits. The restructuring was substantially completed by June 30, 2006.
     Based on the above factors, operating income in the first half of 2006 was $47.9 million, or 6.8 percent of revenue, compared with operating income of $55.1 million, or 8.9 percent of revenue for the same period last year. Operating income in the first half of 2006 included restructuring and other charges of $10.7 million associated with integrating the Memorex acquisition and our continued efforts to simplify structure. The first half of 2006 also included additional stock-based compensation expenses of $4.3 million. Operating income in the first half of 2005 had neither restructuring nor similar stock-based compensation expenses.

     Other income and expense was $1.6 million of income and $0.7 million of expense for the year-to-date periods ended June 30, 2006 and 2005, respectively. Interest income was $7.6 million in the first half of 2006 and $4.4 million in the first half of 2005. Increased interest income is attributed to higher interest rates, partially offset by a lower amount of invested cash. Other expenses included investment impairments of $3.8 million and $1.9 million in the first half of 2006 and 2005, respectively.
     The tax provision for the first half of 2006 was $17.2 million, resulting in an effective tax rate of 34.7 percent, compared to $7.8 million, resulting in an effective tax rate of 14.3 percent in the first half of 2005. The tax rate in the first half of 2006 included one-time tax benefits of $1.3 million associated with the filing of an amended prior year tax return. The lower tax rate for the first half of 2005 relates to the favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit in the first quarter of 2005 of $12.0 million, or $0.35 per diluted share. The matter involved the U.S. treatment of tax benefits associated with changes to our European structure initiated in 2000 that were approved by U.S. tax authorities in the first quarter of 2005, resulting in the reversal of an income tax accrual.
     Income from continuing operations in the first half of 2006 was $32.3 million, or $0.93 per basic share and $0.92 per diluted share, compared with income from continuing operations of $46.6 million, or $1.38 per basic share and $1.36 per diluted share, in the first half of 2005. The restructuring and additional stock-based compensation expenses had a negative impact of $0.26 per diluted share on the first half of 2006 results.
     Income from discontinued operations during the first six months of 2006 included a gain of $1.2 million, net of tax, related to the contingent consideration received from Nekoosa Coated Products, LLC, on the sale of the Specialty Papers business. On June 16, 2006, we received $2.3 million in full satisfaction of all future outstanding payments from Nekoosa Coated Products, LLC, including an outstanding note receivable. Discontinued operations during the first six months of 2005 included a gain of $4.6 million, net of tax, related to the sale of the Specialty Papers business. In addition, the after-tax income from operations of the Specialty Papers business was $2.2 million for the first six months of 2005. These results exclude corporate overhead costs previously allocated to this business. Discontinued operations also included a loss of $0.7 million, net of taxes, in the first six months of 2005, related to the Jazz Photo litigation costs.
     Net income in the first half of 2006 was $33.5 million, or $0.97 per basic share and $0.95 per diluted share, compared with net income of $52.7 million, or $1.56 per basic share and $1.54 per diluted share, in the first half of 2005.
Performance by Business Segment
     During the second quarter of 2006, we reorganized our operational structure following the Memorex acquisition and integration process. Consequently, we changed our reportable segments to reflect how we manage our business. A segment is a component of an enterprise that has discrete financial information which is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.
     We operate in one industry segment, Data Storage and Information Management, selling removable data storage media for use in the personal storage, network and enterprise data center markets. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. We evaluate segment performance based on net revenue and operating income. The operating income reported in our segments excludes restructuring and other expenses. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expenses, and restructuring and other expenses that are not allocated to the regional segments. We believe this avoids distorting the operating income for the regional segments. Net revenue for each segment is based on origination of the revenue.

     Information related to our segments is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2006	2005	%Change	2006	2005	%Change
Net Revenue
Americas	$185.7	$145.6	27.5%	$328.9	$284.3	15.7%
Europe	125.4	101.0	24.2%	254.3	218.1	16.6%
Asia Pacific	54.7	54.9	-0.4%	117.8	114.1	3.2%

	$365.8	$301.5	21.3%	$701.0	$616.5	13.7%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
		% of		% of		% of		% of
Operating Income	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue
Americas	$30.0	16.2%	$29.1	20.0%	$61.5	18.7%	$54.2	19.1%
Europe	11.2	8.9%	10.3	10.2%	24.5	9.6%	25.5	11.7%
Asia Pacific	4.0	7.3%	3.8	6.9%	9.7	8.2%	11.9	10.4%
Corporate and unallocated	(26.6)	NM	(19.4)	NM	(47.8)	NM	(36.5)	NM

	$18.6	5.1%	$23.8	7.9%	$47.9	6.8%	$55.1	8.9%

Americas
     The Americas segment is our largest segment comprising 50.8 percent and 46.9 percent of our revenue in the second quarter and first half of 2006, respectively. Net revenue of the Americas segment grew 27.5 percent for the second quarter and 15.7 percent for the first six months of 2006. These increases were driven by additional revenue of $57.4 million from the Memorex acquisition, offset partly by declines in magnetic products.
     The Americas segment operating income as a percent of revenue was 16.2 percent and 18.7 percent for the second quarter and first six months of 2006, respectively, compared to 20.0 percent and 19.1 percent for the second quarter and first six months of 2005, respectively. The declines as a percentage of revenue were due to our anticipated product mix migration, as we realized increases in revenue from optical and flash products which carry lower gross margins than some of our magnetic products.
Europe
     The net revenue of the Europe segment grew 24.2 percent in the second quarter and 16.6 percent in the first six months of 2006. The increases were driven by optical media products as we benefited from growth in our Global Data Media joint venture, as well as additional revenue from the Memorex acquisition.
     The Europe segment operating income as a percent of revenue was 8.9 percent and 9.6 percent for the second quarter and first six months of 2006, respectively, compared to 10.2 percent and 11.7 percent for the second quarter and first six months of 2005, respectively. The declines as a percentage of revenue are due to the growth in revenue from optical media products sold by our Global Data Media joint venture, which carry lower gross margins than some of our magnetic products.
Asia Pacific
     The net revenue of the Asia Pacific segment decreased by 0.4 percent in the second quarter and increased 3.2 percent for the first six months of 2006. The increase in the first six months was driven by optical products.
     The Asia Pacific segment operating income as a percent of revenue was 7.3 percent and 8.2 percent for the second quarter and first six months of 2006, respectively, compared to 6.9 percent and 10.4 percent for the second quarter and first six months of 2005, respectively. The percentage improvement in the 2006 to 2005 second quarter comparison was due to improved gross margins on magnetic products. The decline in the 2006 to 2005 year-to-date comparison was due to lower gross margins mainly in optical products.

Corporate and Unallocated
     The corporate and unallocated amounts include research and development expenses, corporate expenses, and restructuring and other expenses that are not allocated to the regional segments. The increased operating loss in the corporate and unallocated segment in the second quarter and first six months of 2006 was attributed to the cost of our restructuring programs.
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
     Changes in foreign currency exchange rates in the first six months of 2006 negatively impacted worldwide revenue by approximately two percent due to unfavorable translation. The impact on profits is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that tend to offset translation benefits over time. For example, we have generally experienced increased price erosion internationally as the dollar weakened. In addition, a weak dollar negatively affects some regional business activity.
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
Financial Position
     As of June 30, 2006, our cash and cash equivalents balance was $223.8 million, a decrease of $259.2 million from $483.0 million as of December 31, 2005. Our cash and cash equivalent decrease was due to the cash payment made for the Memorex acquisition, share repurchases of $25.4 million and dividend payments of $9.0 million. This decrease in cash and investments was partially offset by operating cash flow of $53.3 million and proceeds of $18.2 million from the exercise of options. Additionally, other cash investments of $24.6 million as of December 31, 2005, related to investment grade interest bearing securities with original maturities greater than three months that were classified as other current assets, matured during the six months ended June 30, 2006. As a result, there were no cash investments in other current assets as of June 30, 2006.
     Accounts receivable days sales outstanding was 53 days as of June 30, 2006, up seven days from December 31, 2005. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. The majority of the increase in the second quarter of 2006 was due to the relatively higher payment terms associated with the Memorex business. Days of inventory supply was 69 days as of June 30, 2006, up 13 days compared to 56 days as of December 31, 2005. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase was driven by higher inventories associated with Memorex as well as the base business.
     Other current assets were $61.9 million as of June 30, 2006 compared to $75.6 million as of December 31, 2005. The decrease in other current assets is attributed to maturation of our cash investments, which caused them to move from other current assets to cash and cash equivalents.
     Other assets were $342.3 million as of June 30, 2006 compared to $63.0 million as of December 31, 2005. The increase in other assets is attributed to $231.0 million of identifiable intangible assets, and $51.8 million of goodwill arising from the Memorex acquisition.
     Accounts payable was $200.8 million as of June 30, 2006 compared to $131.8 million as of December 31, 2005. The increase in accounts payable is mainly attributed to the Memorex acquisition.
     Accrued payroll was $13.9 million as of June 30, 2006 compared to $22.2 million as of December 31, 2005. The decrease during the period was mainly due to payments under our broad-based employee incentive compensation plans.

     In late 2003, we entered into a tape media distribution agreement with Exabyte Corp. (Exabyte), whereby we became the exclusive distributor of Exabyte media including the VXA class of tape cartridges. This transaction resulted in an intangible asset of $18.5 million. On October 31, 2005, we amended certain terms of the Exabyte distribution agreement whereby we agreed to lower the margin we earn on distribution in exchange for consideration of $10.3 million in the form of Exabyte common stock, preferred stock, warrants, (collectively, stock holdings) and notes receivable with a corresponding offset to the original intangible asset recorded in conjunction with the execution of the original Exabyte distribution agreement. Due to the decline in value of Exabyte common stock, we determined that an other-than-temporary decline in value existed as of March 31, 2006, and consequently, we reduced the carrying value of our Exabyte stock holdings by $2.2 million with a corresponding loss recorded in other expense in the Consolidated Statement of Operations for the three-month period ended March 31, 2006. Due to the continued decline in value of Exabyte common stock, we determined that an other-than-temporary decline in value existed as of June 30, 2006, and consequently, we reduced the carrying value of our Exabyte stock holdings by an additional $1.6 million with a corresponding loss recorded in other expense in the Consolidated Statement of Operations for the three-month period ended June 30, 2006. The carrying value of our Exabyte stock holdings is $0.4 million as of June 30, 2006.
     The Exabyte notes consist of a $5.0 million note payable, bearing 10 percent interest beginning January 1, 2006, with interest only payments through 2007 and quarterly principal and interest payments commencing on March 31, 2008 continuing through December 31, 2009, and a $2.0 million note payable bearing 10 percent interest through December 15, 2006, at which time the principal amount is due. In connection with the notes, we obtained a subordinated security position in the assets of Exabyte. The collection of the notes receivable and realization of the intangible asset is dependent on Exabyte’s ability to continue as a going concern and on the success of the Exabyte relationship. At the present, we continue to believe the notes are fully collectible. However, future events may impact this assessment.
Liquidity and Capital Resources
     Cash provided by operating activities of $53.3 million in the first six months of 2006 was driven by net income of $33.5 million. Cash provided by operating activities of $26.0 million in the first six months of 2005 was driven by net income of $52.7 million, partially offset by payment of the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004, and $12.2 million paid for severance costs related to our 2004 restructuring program.
     Cash used in investing activities was $304.3 million in the first six months of 2006 compared to cash provided by investing activities of $9.7 million in the first six months of 2005. Investing activities for the first six months of 2006 included the Memorex acquisition payment, offset by maturation of certain cash investments of $24.3 million. Investing activities for the first six months of 2005 included proceeds from the sale of the Specialty Papers business of $16.0 million, partially offset by capital spending of $9.5 million.
     Cash used in financing activities of $13.5 million in the first six months of 2006 was driven by share repurchases of $25.4 million and dividend payments of $9.0 million, partially offset by cash inflows of $18.2 million related to the exercise of stock options. Cash used in financing activities of $14.8 million in the first six months of 2005 was driven by share repurchases of $15.9 million and dividend payments of $7.5 million, offset by cash inflows of $8.6 million related to the exercise of stock options.
     As of June 30, 2006, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 and that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either: (a) the higher of the federal funds rate plus 0.50% or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50% depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20% depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA (net earnings before interest, income taxes, depreciation and amortization). A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants which are customary for similar credit arrangements and contains financial covenants that require the Company to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding as of June 30, 2006, and we were in compliance with all covenants under the Credit Agreement.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of June 30, 2006, there were no borrowings outstanding under such arrangements.

     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors announced an increase in the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the first six months of 2006, we repurchased 0.6 million shares under the latest authorization and held, in total, 8.4 million shares of treasury stock acquired at an average price of $23.85 per share. Authorization for repurchases of an additional 2.7 million shares remains outstanding as of June 30, 2006, and such authorization has no expiration date.
     We paid a cash dividend of $0.12 per share, or $4.4 million, during the first quarter of 2006. We paid a cash dividend of $0.14 per share, or $4.6 million, during the second quarter of 2006. On August 2, 2006, our Board of Directors declared a quarterly cash dividend of $0.14 per share payable September 29, 2006, to shareholders of record at the close of business on September 15, 2006. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
     As previously disclosed, we expect pension contributions to be in the range of $10 million to $15 million in 2006, depending on asset performance and interest rates. We contributed approximately $5.6 million to our pension plans during the first six months of 2006.
     Our remaining anticipated liquidity needs for 2006 include the following: capital expenditures targeted to be approximately $18 million; restructuring costs of approximately $18 million, including the total anticipated Memorex restructuring costs; pension funding of approximately $4 million to $9 million; operating lease payments of approximately $6 million; any amounts associated with the repurchase of common stock under the authorization discussed above; and any future dividends that may be paid upon approval of the Board of Directors. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
     Other than operating lease commitments, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes to our contractual obligations during the first six months of 2006. As discussed earlier, we acquired Memorex on April 28, 2006. We have also assumed various Memorex operating lease obligations, part of which we intend to cancel as part of our integration and restructuring programs by the end of the fourth quarter of 2006. The remaining Memorex operating lease commitments we intend to continue are not considered significant to the overall contractual obligation previously reported in Item 7 in our Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
     The preparation of our Consolidated Financial Statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Other than the discussion below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our fiscal 2005 Annual Report on Form 10-K.
     Stock-based Compensation - Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. We elected the modified-prospective method of adopting SFAS 123R, under which prior periods are not retroactively revised. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
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
     Developing these assumptions requires us to use significant judgment and involves analyzing available historical data, adjusting historical data for future expectations, and appropriately weighting each of the inputs. These assumptions are evaluated and revised as necessary, based on changes in market conditions and historical experience.
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
     Goodwill and Other Intangibles - We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards No. 141, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived assets are no longer amortized but are subject, at a minimum, to annual tests for impairment. Under certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using the straight-line method and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.
     The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend for a significant time frame and, by their nature, are difficult to determine over an extended time frame. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in our estimates.
     In assessing the fair value of reporting units, we may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires management judgment and considers many factors including capital characteristics of comparable public companies in relevant industry sectors. In certain circumstances, we may engage a third party to independently validate, and assist with our fair value assessment.
     Our annual assessment of potential goodwill impairment is completed during the fourth quarter of our fiscal year. Due to the reorganization of our operating segments during the second quarter of fiscal year 2006, goodwill was tested for impairment prior to the reorganization and no impairment was indicated.
New Accounting Standard
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the impact of FIN 48 on the Consolidated Financial Statements.

Forward-Looking Statements and Risk Factors
     The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
     The following statements are based on our current outlook for fiscal year 2006 and include the anticipated impact from the Memorex acquisition. The 2006 outlook is subject to change based on the final allocation of intangible assets, which will be determined subsequent to close, and are subject to the risks and uncertainties described below:
•	Our revenue for 2006 is targeted between $1.54 billion and $1.59 billion, which represents growth of approximately 23 percent to 27 percent.

•	Operating income for 2006 is targeted between $93 million and $98 million.

•	Diluted earnings per share from continuing operations is targeted between $1.70 and $1.80 for 2006.

•	Capital spending for 2006 is targeted to be approximately $25 million.

•	Tax rate for the second half of 2006 is anticipated to be in the range of 36 to 37 percent while the full year rate is targeted to be 35 to 36 percent based on the tax benefit recognized in the second quarter of 2006. Previously, we had targeted a full year rate of 36 to 37 percent.

•	Depreciation and amortization for 2006 is targeted in the range of $38 million to $42 million, including amortization of intangible assets resulting from the Memorex acquisition of approximately $7 million. Previously, we had targeted a range of total depreciation and amortization between $39 million to $44 million and a range of intangible asset amortization from the Memorex acquisition between $5 million and $8 million.

•	Restructuring charges, the majority of which result from cost reduction initiatives following the Memorex acquisition, are expected to range between $13 million and $17 million for the full year and are included in the diluted earnings per share target cited above.
     Certain information contained in this report, which does not relate to historical financial information, including the business outlook, may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. These factors include our ability to successfully integrate the Memorex acquisition and achieve anticipated benefits and synergies; our ability to successfully defend our intellectual property position, including the Memorex brand; continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand; our ability to meet our cost reduction and revenue growth targets; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits in a timely manner from the Moser Baer and other strategic relationships, including the Global Data Media joint venture and Exabyte relationships; the competitive pricing environment; foreign currency fluctuations; the outcome of litigation; our ability to secure adequate supply of certain high demand products; the ready availability and price of energy; availability of key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission from time to time.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Except for the paragraph noted below, there has been no material change since the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2005. For further information, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Also, see information on derivatives and hedging activities in Note 11 to the Consolidated Financial Statements of this Form 10-Q.

     As of June 30, 2006, we had $155.5 million notional amount of foreign currency forward and option contracts of which $48.5 million hedged recorded balance sheet exposures. This compares to $222.7 million notional amount of foreign currency forward and option contracts as of December 31, 2005, of which $43.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2006 by $9.2 million.
Item 4. Controls and Procedures
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2006, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President, Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the acquisition of Memorex on April 28, 2006 and had not completed our documentation and testing of Memorex internal control over financial reporting as of June 30, 2006.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2006, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of June 30, 2006 would not be material to our financial position.
Item 1A. Risk Factors
     There has been no material change in the risk factors set forth in our Annual Report Form 10-K for the fiscal year ended December 31, 2005. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)-(b)
     Not applicable
(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2006 — April 30, 2006	—	—	—	2,923,100
May 1, 2006 — May 31, 2006	145,000	$39.21	145,000	2,778,100
June 1, 2006 — June 30, 2006	123,400	$37.98	123,400	2,654,700

Total	268,400	$38.64	268,400	2,654,700

     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors announced an increase in the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the first six months of 2006, we repurchased 0.6 million shares under the latest authorization and held, in total, 8.4 million shares of treasury stock acquired at an average price of $23.85 per share. Authorization for repurchases of an additional 2.7 million shares remains outstanding as of June 30, 2006, and such authorization has no expiration date.
Item 3. Defaults upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on May 3, 2006, the shareholders approved the following:
     (a) A proposal to elect three Class I directors of Imation to serve for three-year terms ending in 2009, as follows:

		Votes
Directors	Voted For	Withheld
Michael S. Fields	31,506,477	333,703
Ronald T. LeMay	30,173,114	1,667,066
L. White Matthews, III	31,508,596	331,584
     There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class II directors with a term ending 2007: Charles A. Haggerty, Glen A. Taylor and Daryl J. White and Class III directors with a term ending in 2008: Linda W. Hart, Bruce A. Henderson and Charles Reich.
     (b) A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2006. The proposal received 31,293,051 votes for and 390,575 against ratification. There were 156,554 abstentions and no broker non-votes.
Item 5. Other Information
     Not Applicable
Item 6. Exhibits
     The following documents are filed as exhibits to this Report.

Exhibit
Number	Description of Exhibit
4.1	Rights Agreement between Imation Corp. and The Bank of New York, as Rights Agent, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

4.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

10.1	Description of 2006 Annual Bonus Plan design and categories of financial performance targets (incorporated by reference to Imation’s Form 8-K Current Report filed on May 5, 2006)

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date: August 4, 2006	/s/ Paul R. Zeller
Paul R. Zeller
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
4.1	Rights Agreement between Imation Corp. and The Bank of New York, as Rights Agent, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

4.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

10.1	Description of 2006 Annual Bonus Plan design and categories of financial performance targets (incorporated by reference to Imation’s Form 8-K Current Report filed on May 5, 2006)

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002