Form 10-Q
period 2006-09-30
IMATION CORP
filed 2006-11-09
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,798,995 shares of Common Stock, par value $0.01 per share, were outstanding at October 31, 2006.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	$424.7	$298.6	$1,125.7	$915.1
Cost of goods sold	336.4	228.1	874.0	687.1

Gross profit	88.3	70.5	251.7	228.0

Operating expense:
Selling, general and administrative	47.4	33.8	127.1	110.2
Research and development	12.6	13.1	37.7	39.1
Restructuring and other	—	—	10.7	—

Total	60.0	46.9	175.5	149.3

Operating income	28.3	23.6	76.2	78.7

Other (income) and expense:
Interest income	(2.2)	(3.3)	(9.8)	(7.7)
Interest expense	0.3	0.2	0.7	0.5
Other expense, net	0.8	1.4	6.4	6.2

Total	(1.1)	(1.7)	(2.7)	(1.0)

Income from continuing operations before income taxes	29.4	25.3	78.9	79.7

Income tax provision	10.9	8.5	28.1	16.3

Income from continuing operations	18.5	16.8	50.8	63.4

Discontinued Operations:
Income from operations of discontinued business, net of income taxes	—	—	—	1.5
Gain on disposal of discontinued business, net of income taxes	—	—	1.2	4.6

Income from discontinued operations, net of income taxes	—	—	1.2	6.1

Net income	$18.5	$16.8	$52.0	$69.5

Earnings per common share — basic:
Continuing operations	$0.54	$0.49	$1.47	$1.87
Discontinued operations	$—	$—	$0.03	$0.18
Net income	$0.54	$0.49	$1.50	$2.05

Earnings per common share — diluted:
Continuing operations	$0.53	$0.48	$1.44	$1.84
Discontinued operations	$—	$—	$0.03	$0.18
Net income	$0.53	$0.48	$1.48	$2.01

Weighted average basic shares outstanding	34.5	34.1	34.6	33.9

Weighted average diluted shares outstanding	35.1	34.9	35.2	34.5

Cash dividends paid per common share	$0.14	$0.12	$0.40	$0.34

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$245.2	$483.0
Accounts receivable, net	275.6	194.7
Inventories, net	241.6	134.9
Other current assets	66.3	75.6

Total current assets	828.7	888.2
Property, plant and equipment, net	182.3	195.0
Other assets	341.7	63.0

Total assets	$1,352.7	$1,146.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$217.0	$131.8
Accrued payroll	22.4	22.2
Other current liabilities	147.9	91.1

Total current liabilities	387.3	245.1
Other liabilities	60.4	45.8
Shareholders’ equity	905.0	855.3

Total liabilities and shareholders’ equity	$1,352.7	$1,146.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$52.0	$69.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.1	29.8
Deferred income taxes	(2.9)	11.3
Deferred income taxes, discontinued operations	—	8.0
Gain on sale of Specialty Papers	(2.1)	(7.3)
Stock-based compensation	8.0	—
Excess tax benefits from stock-based compensation	(2.8)	—
Other	7.8	5.6
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(7.5)	(7.2)
Inventories	(34.6)	(43.5)
Other assets	1.4	(3.5)
Accounts payable	21.6	5.8
Accrued payroll and other liabilities	22.9	(0.3)
Litigation settlement from discontinued operation	—	(20.9)

Net cash provided by operating activities	91.9	47.3

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	(331.9)	—
Capital expenditures	(12.1)	(14.7)
Purchase of investments	(0.2)	(15.8)
Proceeds from sale of investments	28.9	23.3
Proceeds from sale of Specialty Papers	2.3	16.0
Other, net	3.2	4.7

Net cash (used in) provided by investing activities	(309.8)	13.5

Cash Flows from Financing Activities:
Purchases of treasury stock	(35.6)	(15.9)
Dividend payments	(13.9)	(11.6)
Exercise of stock options	22.9	18.6
Excess tax benefits from stock-based compensation	2.8	—

Net cash used in financing activities	(23.8)	(8.9)

Effect of exchange rate changes on cash and cash equivalents	3.9	(7.5)

Net change in cash and cash equivalents	(237.8)	44.4
Cash and cash equivalents — beginning of period	483.0	397.1

Cash and cash equivalents — end of period	$245.2	$441.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The interim Condensed Consolidated Financial Statements of Imation Corp. (Imation, the Company, we, us, or our) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Condensed Consolidated Financial Statements and Notes are presented in accordance with the requirements for Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.
     The preparation of the interim Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
     The December 31, 2005 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
2. STOCK-BASED COMPENSATION
     We currently have stock options and restricted stock outstanding under our 1996 Employee Stock Incentive Program (Employee Plan), our 1996 Directors Stock Compensation Program (Directors Plan), our 2000 Stock Incentive Plan (2000 Incentive Plan) and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively, the Stock Plans).
     The Employee Plan was approved and adopted by 3M Company on June 18, 1996, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Employee Plan was not to exceed 6.0 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable from one to five years after grant date. As a result of the approval and adoption of the 2000 Incentive Plan in May 2000, no further shares are available for grant under the Employee Plan.
     The Directors Plan was also approved and adopted by 3M Company, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Directors Plan was not to exceed 800,000. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable one year after grant date. Grant prices are equal to the fair market value of our common stock at the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the Directors Plan.
     The 2000 Incentive Plan was approved and adopted by our shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that could have been issued or awarded under the 2000 Incentive Plan was not to exceed 4.0 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified, normally have a term of seven to ten years, and generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the 2000 Incentive Plan.
     The 2005 Incentive Plan was approved and adopted by our shareholders on May 4, 2005, and became effective immediately. The 2005 Incentive Plan permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, and other stock and stock-based awards. The total number of shares of common stock that may be issued or awarded under the 2005 Incentive Plan may not exceed 2.5 million, of which the maximum number of shares that may be awarded pursuant to grants of restricted stock, restricted stock units and stock awards is 1.5 million. Grant prices are equal to the fair market value of our common stock at date of grant. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become 25 percent exercisable per year beginning on the first anniversary of the grant date. For directors, the options generally become exercisable on the first anniversary of the grant date. As of September 30, 2006, there were 1,675,159 shares available for grant under the 2005 Incentive Plan.

     Prior to our January 1, 2006 adoption of the Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for time-based stock options granted prior to January 1, 2006, as options granted had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under our Stock Plans. As required by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), we included pro forma disclosure in the Notes to the Condensed Consolidated Financial Statements.
     The table below illustrates the effect on net income and earnings per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS 123 during the three-month and nine-month periods ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In millions, except per share amounts)	2005	2005
Net income, as reported	$16.8	$69.5
Add: Stock-based employee compensation expense included in net income, net of income tax	0.2	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method of accounting, net of income tax	(1.5)	(4.2)

Pro forma net income	$15.5	$65.8

Earnings per share:
Basic — as reported	$0.49	$2.05
Basic — pro forma	$0.45	$1.94

Diluted — as reported	$0.48	$2.01
Diluted — pro forma	$0.44	$1.89
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the three-month and nine-month periods ended September 30, 2006, compensation expense recognized included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense for the options granted prior to, but not vested as of, January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.
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

     The following table summarizes our weighted average assumptions used in the valuation of options for the nine months ended September 30, 2006:

Volatility	33%
Risk-free interest rate	5.0%
Expected life (months)	58
Dividend yield	1.3%
     The following table summarizes stock option activity for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, January 1, 2006	4,115,633	$30.82
Granted	630,070	41.65
Exercised	(899,129)	25.39
Forfeited	(88,777)	36.59
Canceled	(54,616)	24.89

Outstanding, September 30, 2006	3,703,181	$33.94	6.2	$22,988,183

Exercisable, September 30, 2006	1,945,171	$29.96	4.8	$19,831,814

     The weighted average grant-date fair value of options that were granted during the nine months ended September 30, 2006 was $13.54. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $17.7 million. Total stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended September 30, 2006 was $3.0 million before income taxes, of which $2.4 million related to time-based stock options. Total stock-based compensation expense recognized in the Consolidated Statements of Operations for the nine months ended September 30, 2006 was $8.0 million before income taxes, of which $6.4 million related to time-based stock options. The related tax benefit was $0.8 million and $2.7 million for the three-month and nine-month periods ended September 30, 2006, respectively. The incremental impact of accounting for stock-based compensation was an expense of $2.7 million or $0.05 per share on both basic and diluted earnings per share for the three-month period ended September 30, 2006. The incremental impact of accounting for stock-based compensation was an expense of $7.0 million or $0.12 per share on both basic and diluted earnings per share for the nine-month period ended September 30, 2006.
     A summary of the status of our nonvested stock options as of September 30, 2006, including changes during the nine-month period ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant Date
	Stock	Fair Value
Nonvested Stock Options	Options	Per Share
Nonvested stock options outstanding at January 1, 2006	1,839,542	$12.76
Granted	630,070	13.54
Vested	(622,825)	13.20
Forfeited	(88,777)	14.13

Nonvested stock options outstanding at September 30, 2006	1,758,010	$12.39

     The total fair value of shares vested during the nine months ended September 30, 2006 was $8.2 million. As of September 30, 2006, there was $17.4 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.6 years.

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
     The estimated cash purchase price for the acquisition was $329.3 million, after estimated net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Certain price adjustments will be finalized post-closing. Additional cash consideration of a minimum of $5.0 million will be paid and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. The financial performance will be measured by the net earnings before interest, income taxes, depreciation and amortization (EBITDA) of the purchased business as defined in the Acquisition Agreement previously filed by Imation as an exhibit to its Form 8-K filed May 1, 2006.
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
     The following table summarizes our preliminary purchase price analysis:

(In millions)

Purchase Price
Cash consideration	$329.3
Direct acquisition costs	6.1
Memorex restructuring costs	7.2
Present value of minimum additional purchase price consideration	4.6

Total preliminary purchase price	$347.2

     Memorex operating results are included in our consolidated results of operations from the date of acquisition. Our Condensed Consolidated Balance Sheet as of September 30, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending purchase price adjustments and the completion of detailed analyses of the fair values of the net assets acquired, as well as completion of management’s integration plans. Once these analyses have been completed, the allocation of the purchase price will be finalized. We have announced our intention to implement certain restructuring activities. However, to ensure that we continue to meet customer expectations, significant analysis is required before all such plans can be finalized. To the extent the activities to be exited are Memorex activities, we would adjust the preliminary purchase price allocation to reflect additional restructuring liabilities. If the exited activities are Imation activities, any restructuring costs would be reflected in our Consolidated Statements of Operations. The preliminary allocation of the purchase price reflects $7.2 million of restructuring accruals for those Memorex restructuring activities that have met the recognition criteria.

     The preliminary purchase price allocation resulted in goodwill of $54.8 million. The goodwill is not deductible for tax purposes. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)

Purchase Price Allocation
Cash and cash equivalents	$3.5
Accounts receivable, net	69.3
Inventories, net	69.1
Other current assets	19.0
Property, plant and equipment, net	1.7
Goodwill	54.8
Intangibles	231.0
Other assets	0.7
Accounts payable	(61.8)
Other current liabilities	(29.2)
Other liabilities	(10.9)

$347.2

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
     Intangible assets are amortized using methods which approximate the benefit provided by utilization of the assets. For the three-month and nine-month periods ended September 30, 2006, we recorded amortization expense for Memorex intangible assets of $2.8 million and $4.7 million, respectively. The amount assigned to intangible assets acquired, as well as the related amortization periods, may change once our detailed analysis is completed. In determining the remaining useful life of the Memorex trade name, we considered the following: (1) the overall strength of the Memorex trade name in the market in terms of market awareness and market share, (2) the length of time that the Memorex trade name has been in existence, (3) the period of time over which the Memorex trade name is expected to remain in use and (4) the Memorex trade name has remained strong through several changes in the data storage industry. Based on this analysis, we determined that the remaining useful life for the Memorex trade name was estimated to be 35 years.

     The following unaudited pro forma financial information illustrates our estimated results of operations as if the acquisition of Memorex had occurred as of the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Net revenue	$424.7	$402.4	$1,269.8	$1,227.9
Income from continuing operations	18.5	14.5	44.0	68.2
Net income	18.5	14.5	45.2	74.3

Earnings per common share – basic:
Continuing operations	$0.54	$0.43	$1.27	$2.01
Net income	$0.54	$0.43	$1.31	$2.19

Earnings per common share – diluted:
Continuing operations	$0.53	$0.42	$1.25	$1.98
Net income	$0.53	$0.42	$1.28	$2.15
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Weighted average number of shares outstanding during the period	34.5	34.1	34.6	33.9
Dilutive effect of stock-based compensation plans	0.6	0.8	0.6	0.6

Weighted average number of diluted shares outstanding during the period	35.1	34.9	35.2	34.5

     As of September 30, 2006 and 2005, certain options to purchase approximately 900,000 and 123,000 shares, respectively, of our common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,	December 31,
(In millions)	2006	2005
	(Unaudited)
Accounts Receivable
Accounts receivable	$289.7	$204.9
Less allowances	(14.1)	(10.2)

Accounts receivable, net	$275.6	$194.7

	September 30,	December 31,
(In millions)	2006	2005
Inventories
Finished goods	$201.5	$104.7
Work in process	17.5	10.7
Raw materials and supplies	22.6	19.5

Total inventories	$241.6	$134.9

Other Current Assets
Deferred income taxes	$32.6	$24.6
Short-term investments	—	24.6
Other	33.7	26.4

Total other current assets	$66.3	$75.6

Property, Plant and Equipment
Property, plant and equipment	$637.9	$672.4
Less accumulated depreciation	(455.6)	(477.4)

Property, plant and equipment, net	$182.3	$195.0

Other Assets
Deferred income taxes	$27.9	$24.3
Long-term investments	2.0	8.4
Intangible assets	231.9	7.6
Goodwill (1)	67.1	12.3
Other	12.8	10.4

Total other assets	$341.7	$63.0

Other Current Liabilities
Employee separation costs	$6.3	$2.1
Rebates	57.0	29.5
Income taxes	21.8	11.6
Other	62.8	47.9

Total other current liabilities	$147.9	$91.1

Other Liabilities
Pension	$18.5	$17.5
Other	41.9	28.3

Total other liabilities	$60.4	$45.8

(1)	The increase in goodwill of $54.8 million is related to the Memorex acquisition described in Note 3. As a result of the reorganization of our operating segments (see Note 15), goodwill will be allocated among our operating segments in conjunction with the finalization of the purchase price allocation. Goodwill was tested for impairment prior to the reorganization of our operating segments and no impairment was indicated.

     The breakdown of intangible assets as of September 30, 2006 and December 31, 2005 was as follows:

			Customer
(In millions)	Trade Name	Software	Relationships	Other	Total
September 30, 2006
Cost	$200.8	$48.3	$34.2	$13.2	$296.5
Accumulated Amortization	(2.7)	(47.8)	(4.4)	(9.7)	(64.6)

Net	$198.1	$0.5	$29.8	$3.5	$231.9

December 31, 2005
Cost	$0.7	$49.5	$5.3	$11.0	$66.5
Accumulated Amortization	(0.3)	(49.3)	(1.9)	(7.4)	(58.9)

Net	$0.4	$0.2	$3.4	$3.6	$7.6

     Based on the intangible assets in service as of September 30, 2006, estimated amortization expense for each of the next five years ending September 30 is as follows:

(In millions)	2007	2008	2009	2010	2011
Amortization expense	$13.5	$11.0	$10.4	$9.8	$9.8

6. INVESTMENTS
     Our investments in marketable equity securities consist of strategic investments in companies in the data storage industry and include actively traded common stock of such companies, as well as equity securities for which there is not an active market. Our policy is to review our venture capital and minority equity securities classified as investments on a quarterly basis to determine if an other-than-temporary decline in fair value exists. The policy includes, but is not limited to, reviewing the revenue and income outlook, financial viability and management of each investment. In the third quarter of 2006, we evaluated the near-term prospects of our marketable securities impairments in relation to the severity, duration and forecasted recovery of the fair value of impairments. We determined that an other-than-temporary decline in value existed in one of our investments and, consequently, reduced the carrying value of the investment by $0.4 million with a corresponding loss recorded in other expense in the Consolidated Statement of Operations for the quarter ended September 30, 2006. A similar loss was recorded in the first and second quarters of 2006 in the amounts of $2.2 million and $1.6 million, respectively, to reflect the then current fair value. At September 30, 2006, there were no investments for which the fair value was less than the carrying value.
7. RESTRUCTURING AND OTHER EXPENSE
     The components of our restructuring and other expense included in the Consolidated Statement of Operations for the nine months ended September 30, 2006 were as follows:

(In millions)	Amount
Restructuring
Severance and other	$8.6
Lease terminations costs	1.4
Reversal of previously recorded severance and other	(0.4)

9.6
Asset impairments	1.1

Total	$10.7

2006 Imation and Memorex Restructuring Program
     Third quarter activity: In the third quarter of 2006, we recorded $2.5 million of additional charges for the termination of facility leases related to the acquired Memorex operations. We also recorded reductions in estimates to severance obligations in the amount of $0.2 million. As these amounts were associated with the acquisition-related liabilities, they were not reflected in our Consolidated Statements of Operations, but were recorded as an adjustment to goodwill.

     Severance and other: During the second quarter of 2006, we recorded restructuring charges of $6.8 million as we reorganized in conjunction with the Memorex acquisition and continued our efforts to simplify structure. In total, the restructuring will impact 88 positions located in the United States and Europe associated with historical Imation operations. The restructuring charges consisted of estimated severance payments and related benefits, which are payable under our on-going severance benefit plan. We also recorded charges of $1.4 million related to lease termination costs. These amounts were reflected in our Consolidated Statements of Operations for the nine months ended September 30, 2006.
     Additionally, during the second quarter of 2006, as a result of the Memorex acquisition, we recorded restructuring accruals totaling $4.9 million related to the integration and restructuring of Memorex. These accruals included $4.1 million of severance benefits for 76 employees, as well as $0.8 million for lease termination costs. As these amounts were associated with the acquisition-related liabilities, they were not reflected in our Consolidated Statements of Operations, but were recorded as an adjustment to goodwill.
     The following tables summarize the restructuring activity related to our 2006 Imation and Memorex restructuring program. Cumulative changes in the restructuring accrual as of September 30, 2006 were as follows:

	Initial		Adjustments		Liability as of
	Program	Additional	to Initial	Cumulative	September 30,
(In millions)	Amounts	Charges	Amounts	Usage	2006
Severance and other	$10.9	$—	$(0.2)	$(4.4)	$6.3
Lease termination costs	2.2	2.5	—	(2.1)	2.6

Total	$13.1	$2.5	$(0.2)	$(6.5)	$8.9

			Balance as of
	Program	Cumulative	September 30,
	Amounts	Reductions	2006
Number of employees affected	164	69	95
     Asset impairments: During the second quarter of 2006, we incurred asset impairment charges of $1.1 million related to the abandonment of certain manufacturing assets and purchased intellectual property. These amounts were reflected in our Consolidated Statements of Operations for the nine months ended September 30, 2006.
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

8. RETIREMENT PLANS
Employer Contributions
     During the nine months ended September 30, 2006, we contributed approximately $6.5 million to our pension plans. We presently anticipate contributing additional amounts of approximately $4 million to $7 million to fund our pension plans in 2006.
Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$2.3	$2.7	$0.2	$0.2	$6.9	$8.1	$0.4	$0.4
Interest cost	1.8	1.9	0.9	0.8	5.4	5.5	2.5	2.4
Expected return on plan assets	(2.4)	(2.1)	(1.0)	(0.8)	(7.4)	(6.5)	(2.6)	(2.2)
Amortization of unrecognized items	0.1	—	0.1	—	0.5	0.2	0.3	0.2

Net periodic pension cost	$1.8	$2.5	$0.2	$0.2	$5.4	$7.3	$0.6	$0.8

9. COMPREHENSIVE INCOME (LOSS)
     Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
(In millions)	2006	2005
Cumulative translation adjustments	$(84.0)	$(90.9)
Minimum pension liability adjustments, net of income tax	(15.0)	(15.0)
Cash flow hedging and other, net of income tax	0.3	(0.7)

Accumulated other comprehensive loss	$(98.7)	$(106.6)

     Comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Net income	$18.5	$16.8	$52.0	$69.5
Currency translation adjustments	(1.8)	(6.2)	6.9	(16.4)
Cash flow hedging and other, net	0.4	(0.3)	1.0	1.3

Comprehensive income	$17.1	$10.3	$59.9	$54.4

10.	DISCONTINUED OPERATIONS
     On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC for $17.0 million, with the potential for up to an additional $4.0 million in consideration over the next three years, contingent on performance of the business. Upon closing, we received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years, subject to certain post-closing adjustments. A gain of $4.6 million, net of taxes of $2.7 million, was recognized on the sale. General corporate overhead costs previously allocated to the Specialty Papers segment have not been allocated to discontinued operations.

     The results of the Specialty Papers business, excluding general corporate overhead allocations, were as follows:

Nine Months
Ended
September 30,
(In millions)	2005
Revenue	$20.1
Income before income taxes	3.5
Income tax provision	1.3

Income from discontinued operations, net of income taxes	$2.2

     During the second quarter of 2006, we renegotiated the contingent consideration due from Nekoosa Coated Products, LLC noted above. As a result, on June 16, 2006, we received a cash payment of $2.3 million in full satisfaction of all future potential payments from Nekoosa Coated Products, LLC, including the outstanding note receivable. This resulted in an after-tax gain of $1.2 million from discontinued operations.
     In the nine months ended September 30, 2005, we also recorded expenses of $0.7 million, net of tax, related to the Jazz Photo litigation associated with our Photo Color Systems business sold in 1999. The settlement was completed in the first quarter of 2005, as discussed in Note 14.
11. DERIVATIVES AND HEDGING ACTIVITIES
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. As of September 30, 2006, our derivative instruments had durations of less than three months. We do not hold or issue derivative financial instruments for speculative or trading purposes, and we are not a party to leveraged derivatives.
     We are exposed to the risk of nonperformance by our counter-parties in foreign currency forward and option contracts, but we do not anticipate nonperformance by any of these counter-parties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits and by using major international banks and financial institutions as counter-parties.
Cash Flow Hedges
     Through the use of option and forward contracts, we attempt to mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in currency exchange rates. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedged items. This process includes linking all derivatives to forecasted transactions.
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
     As of September 30, 2006, our cash flow hedges had durations of less than three months and had a total notional amount of $55.6 million. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $0.4 million were reclassified into the Consolidated Statement of Operations during the three-month period ended September 30, 2006. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of September 30, 2006 was $0.1 million, pre-tax, which, depending on market factors, is expected to reverse or be reclassified into operations in 2006.
Other Hedges
     We enter into foreign currency forward contracts, generally with durations of two months or less, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in the Consolidated Statement of Operations. As of September 30, 2006, we had a notional amount of forward contracts of $44.0 million to hedge our recorded balance sheet exposures.

Fair Value Disclosure
     As of September 30, 2006, the fair value of our foreign currency forward and option contracts outstanding was $0.1 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
12. DEBT
     As of September 30, 2006, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 and that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either: (a) the higher of the federal funds rate plus 0.50% or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50% depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20% depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants which are customary for similar credit arrangements and contains financial covenants that require the Company to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding, and we were in compliance with all covenants under the Credit Agreement as of September 30, 2006.
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
     Significant tax loss carryforwards have been generated in the Netherlands for the years 1998-2000. The filing of the related tax returns resulted in a “nil” assessment from the Dutch tax authorities on carryforwards representing a possible tax benefit of up to approximately $14.0 million. This results in no tax loss carryforward from the viewpoint of the Dutch tax authorities. The issuance of the assessment notice resulted in Imation reporting no tax loss carryforwards relating to these losses. However, we are pursuing opportunities to resolve the validity of some or all of these amounts and are currently in negotiation with the Dutch tax authorities. In the event we are successful, a discrete tax benefit will be realized in the period of final settlement. We are also pursuing certain tax planning opportunities in an attempt to simplify our structure and reduce our future tax burden. Certain of these strategies may result in a non-cash charge to earnings in future periods.
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

     We operate in one industry segment selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. We evaluate segment performance based on net revenue and operating income. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expenses, stock-based compensation expense, and restructuring and other expenses that are not allocated to the regional segments. We believe this avoids distorting the operating income for the regional segments. Net revenue for each segment is generally based on customer location.
     Information related to our segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Net Revenue
Americas	$248.1	$143.7	$577.0	$428.0
Europe	125.2	98.6	379.5	316.7
Asia Pacific	51.4	56.3	169.2	170.4

Total	$424.7	$298.6	$1,125.7	$915.1

Operating Income
Americas	$31.4	$29.1	$92.9	$83.3
Europe	11.2	9.1	35.7	34.6
Asia Pacific	3.7	3.3	13.4	15.2
Corporate and unallocated	(18.0)	(17.9)	(65.8)	(54.4)

Total	$28.3	$23.6	$76.2	$78.7

     We have three major product categories in each of our regional segments: magnetic, optical, and flash. Net revenue by product category was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Net Revenue
Magnetic products	$161.0	$173.8	$493.4	$520.3
Optical products	191.2	98.8	473.0	317.7
Flash products	46.1	15.4	92.7	39.9
Other	26.4	10.6	66.6	37.2

Total	$424.7	$298.6	$1,125.7	$915.1

     We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.
     We are also including supplemental unaudited segment information reflecting historical information for the new segment structure.

     Supplemental unaudited annual segment information was as follows:

	Year Ended December 31,
(In millions)	2005	2004
Net Revenue
Americas	$577.3	$562.0
Europe	456.2	380.8
Asia Pacific	224.6	230.9

Total	$1,258.1	$1,173.7

Operating Income
Americas	$108.0	$97.3
Europe	51.3	29.9
Asia Pacific	16.1	21.4
Corporate and unallocated	(72.1)	(104.0)

Total	$103.3	$44.6

     Corporate and unallocated above includes restructuring and other costs of $1.2 million and $25.2 million for the years ended December 31, 2005 and 2004, respectively.
16. NEW ACCOUNTING STANDARDS
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that have an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential effect that the adoption of FIN 48 will have on our Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard and currently do not expect it to have a significant impact on our Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement changes financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. We are currently evaluating the effect this pronouncement will have on our Consolidated Financial Statements.
17. REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has performed a review of the unaudited interim Condensed Consolidated Financial Statements included herein and their report thereon accompanies this filing. This report is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of September 30, 2006, and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
November 9, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
     Imation is a leading provider of removable data storage media products designed to help customers capture, create, protect, preserve and retrieve valuable digital assets. Our business-to-business customers range from managers of large data centers to distributed network administrators to small business owners who rely on our tape cartridges for data processing, security, business continuity, backup and archiving applications. For personal storage needs, our customers rely on our recordable optical discs, USB-enabled flash, flash cards and removable hard drives to store, edit and manage data, photos, video, images and music on professional and home computers. Our products are sold in the United States and in approximately 100 other countries.
     The data storage market presents attractive growth opportunities as well as challenges. Demand for storage capacity is growing rapidly. New formats deliver greater capacity in a single piece of storage media which results in overall revenue growth being lower than the overall growth in demand for storage capacity. The market is highly competitive, characterized by continuing changes in technology, ongoing and variable price erosion, diverse distribution channels, and a large variety of formats for tape, optical, flash, and removable hard disk products.
     We deliver a broad portfolio of products across multiple brands through diverse distribution channels and geographies. Success in the market is dependent on being early to market with new formats, efficient manufacturing, sourcing and supply chain operations, working closely with leading original equipment manufacturers (OEMs) to develop new formats or enhancements to existing formats, offering a broad assortment of products across multiple competing drive technology platforms, and having broad geographic and market coverage and strong brand management capabilities across diverse distribution channels.
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
     Our strategy is to take advantage of these growth opportunities by establishing strategic sourcing, brand distribution and licensing arrangements and by implementing a relatively flat and efficient operating structure. For example, while we have manufacturing operations, intellectual property, including patents and know-how across a broad range of storage-related media technologies, we also source products from third party manufacturers. As a result, our revenue is derived from a combination of manufactured and sourced products. We believe this strategy supports higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenue as well as a return on invested capital above our weighted average cost of capital. In addition, we are implementing lean enterprise principles, the emphasis of which is speed, quality and competitive cost across all key functions and processes.
Memorex Acquisition
     On April 28, 2006, we closed on the acquisition of substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. Memorex’s product portfolio includes recordable CDs and DVDs, branded accessories, USB flash drives, and magnetic and optical drives. Memorex operates mainly in the United States, and as a result of the acquisition, we will see a higher percentage of revenue from inside the United States.
     The estimated cash purchase price for the acquisition was $329.3 million, after estimated net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Certain price adjustments will be finalized post-closing. Additional cash consideration of a minimum of $5.0 million will be paid and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. The financial performance will be measured by the net earnings before interest, income taxes, depreciation, and amortization (EBITDA) of the purchased business as defined in the Memorex Acquisition Agreement previously filed by Imation as an exhibit to its Form 8-K filed May 1, 2006.
     We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. Half of the escrowed amount (less claims made) will be released to Memorex on March 31, 2007, and the remainder will be released to Memorex on September 30, 2007. We also placed an additional $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the Memorex Acquisition Agreement are finalized. See Note 3 to the Condensed Consolidated Financial Statements.

     During the second quarter of 2006, we launched a restructuring program as we reorganized in conjunction with the Memorex acquisition and continued our efforts to simplify structure. The restructuring program consists of estimated employee termination and lease termination costs. See Note 7 to the Condensed Consolidated Financial Statements for further details.
     For purposes of comparability and to enhance investors’ understanding of our business operations and results, “Management Discussion and Analysis of Financial Condition and Results of Operations” contains certain financial information that excludes the results of Memorex. This information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America.
Executive Summary
Consolidated Results of Operations for the Three-Month Period Ended September 30, 2006
•	Revenue of $424.7 million, including Memorex revenue of $109.9 million, in the three months ended September 30, 2006 was up 42.2 percent over the same period last year.

•	Gross profit margin of 20.8 percent for the three-month period ended September 30, 2006 is compared with a gross profit margin of 23.6 percent for the comparable period last year. The decline in gross margin was due to our anticipated product mix migration, as we realized increases in revenue from optical and flash products which carry lower gross margins than some of our magnetic products.

•	Diluted earnings per share from continuing operations was $0.53 for the three-month period ended September 30, 2006 compared with $0.48 for the same period last year. Diluted earnings per share in the third quarter of 2006 included a $0.05 per share penalty from stock-based compensation.
Consolidated Results of Operations for the Nine-Month Period Ended September 30, 2006
•	Revenue of $1,125.7 million, including Memorex revenue of $175.6 million, in the nine months ended September 30, 2006 was up 23.0 percent over the same period last year.

•	Gross profit margin of 22.4 percent for the nine-month period ended September 30, 2006 is compared with a gross profit margin of 24.9 percent for the comparable period last year.

•	Diluted earnings per share from continuing operations was $1.44 for the nine-month period ended September 30, 2006 compared with $1.84 for the same period last year. Diluted earnings per share from continuing operations in the nine-month period ended September 30, 2006 included $0.19 per share and $0.12 per share penalties from restructuring and stock-based compensation, respectively, and a $0.03 per share benefit from a lower tax rate in the second quarter of 2006. Diluted earnings per share from continuing operations in the nine-month period ended September 30, 2005 included $0.35 per diluted share related to the favorable resolution of a U.S. tax matter.
Cash Flow/Financial Condition for the Nine-Month Period Ended September 30, 2006
•	Cash flow from operations totaled $91.9 million in the nine-month period ended September 30, 2006.

•	Total cash and cash equivalents were $245.2 million as of September 30, 2006, compared with $483.0 million at year-end 2005. The reduction of $237.8 million is mainly due to the Memorex acquisition, partially offset by cash flows from operations of $91.9 million.

•	We repurchased 865,400 shares during the nine-month period ended September 30, 2006 for $35.6 million.

•	The Board of Directors declared quarterly dividends of $0.12 per share in February of 2006 and $0.14 per share in May and August of 2006.
Adoption of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment
     Prior to our January 1, 2006 adoption of the Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for time-based stock options granted prior to January 1, 2006, as options granted had no intrinsic value at the time of grant. Compensation expense has been recorded for restricted stock issued under our stock plans. As required by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), we included pro forma disclosure in the Notes to the Condensed Consolidated Financial Statements.

     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the three-month and nine-month periods ended September 30, 2006, recognized compensation expense included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense for the options granted prior to, but not vested as of, January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.
     The total fair value of shares vested during the nine months ended September 30, 2006 was $8.2 million. As of September 30, 2006, there was $17.4 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under our stock plans. That expense is expected to be recognized over a weighted average period of 2.6 years. For further information regarding the SFAS 123R adoption, see Note 2 to the Condensed Consolidated Financial Statements.
Results of Operations
     The following table sets forth the percentage relationship to revenue of certain items in our Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	20.8	23.6	22.4	24.9
Selling, general and administrative expense	11.1	11.3	11.3	12.0
Research and development expense	3.0	4.4	3.3	4.3
Restructuring and other expense	—	—	1.0	—
Operating income	6.7	7.9	6.8	8.6
Other (income) expense, net	(0.3)	(0.6)	(0.2)	(0.1)
Income from continuing operations	4.4	5.6	4.5	6.9
Comparison of Three Months Ended September 30, 2006 and 2005
     Net revenue of $424.7 million increased 42.2 percent from last year’s third quarter revenue of $298.6 million. The worldwide revenue growth in the third quarter of 2006 was driven by Memorex revenue of $109.9 million, as well as an increase in our base business revenue. On a comparable basis excluding the Memorex revenue of $109.9 million, our base business revenue increased 5.4 percent, with volume increases of approximately 12 percent and foreign currency benefit of one percent partially offset by price declines of approximately eight percent. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing can be impacted by changes in foreign currency exchange rates.
     Gross profit in the third quarter of 2006 was $88.3 million, or 20.8 percent of revenue, compared with $70.5 million, or 23.6 percent of revenue, in the third quarter of 2005. The year-over-year decline in gross margin was due to our anticipated product mix migration as we realized declines in certain legacy magnetic products and increases in revenue from optical and flash products.
     Selling, general and administrative (SG&A) expense in the third quarter of 2006 was $47.4 million, or 11.1 percent of revenue, compared with $33.8 million, or 11.3 percent of revenue, in the third quarter of 2005. The increase in SG&A expense was attributed to the addition of Memorex SG&A expense, additional intangible amortization of $2.8 million from the Memorex acquisition and incremental stock-based compensation, offset by savings from our cost reduction initiatives. As a percentage of revenue, SG&A decreased due to the overall revenue increase.
     Research and development (R&D) costs were $12.6 million, or 3.0 percent of revenue, in the third quarter of 2006, as compared with $13.1 million, or 4.4 percent of revenue, in the third quarter of 2005.

     Based on the above factors, operating income in the third quarter of 2006 was $28.3 million, or 6.7 percent of revenue, compared with operating income of $23.6 million, or 7.9 percent of revenue, for the same period last year. Operating income in the third quarter of 2006 included incremental stock-based compensation expense of $2.7 million resulting from the adoption of SFAS 123R. Operating income in the third quarter of 2005 had no similar stock-based compensation expense.
     Other income was $1.1 million for the third quarter of 2006 compared with $1.7 million for the third quarter of 2005. Interest income was $2.2 million in the third quarter of 2006 and $3.3 million in the comparable period last year. Decreased interest income is attributed to the decline in cash balances, offset partially by higher interest rates.
     The tax provision for the third quarter of 2006 was $10.9 million, resulting in an effective tax rate of 37.1 percent, compared with $8.5 million, resulting in an effective tax rate of 33.6 percent in the third quarter of 2005.
     Income from continuing operations as well as net income in the third quarter of 2006 were both $18.5 million, or $0.54 per basic share and $0.53 per diluted share, compared with income from continuing operations as well as net income of $16.8 million, or $0.49 per basic share and $0.48 per diluted share, in the third quarter of 2005. The additional stock-based compensation expense had an impact of $0.05 per diluted share on third quarter 2006 results.
Comparison of Nine Months Ended September 30, 2006 and 2005
     Net revenue of $1,125.7 million increased 23.0 percent from last year’s year-to-date revenue of $915.1 million. The worldwide revenue growth in the nine months ended September 30, 2006 was driven by Memorex revenue of $175.6 million, as well as an increase in our base business revenue. On a comparable basis excluding the Memorex revenue of $175.6 million, our base business revenue increased 3.8 percent, with volume increases of approximately 12 percent partially offset by price declines of approximately seven percent and negative foreign currency exchange rates of one percent. As discussed under “Impact of Changes in Foreign Currency Rates” below, pricing can be impacted by changes in foreign currency exchange rates.
     Gross profit on a year-to-date basis was $251.7 million, or 22.4 percent of revenue, compared with $228.0 million, or 24.9 percent of revenue in the nine months ended September 30, 2005. The year-over-year decline in gross margin was due to our anticipated product mix migration as we realized declines in certain legacy magnetic products and increases in revenue from optical and flash products.
     SG&A expense for the nine months ended September 30, 2006 was $127.1 million, or 11.3 percent of revenue, compared with $110.2 million, or 12.0 percent of revenue, in the comparable period last year. The increase in SG&A expense was attributed to the Memorex acquisition, as well as incremental stock-based compensation expense of $7.0 million, offset by savings from our cost reduction initiatives. As a percentage of revenue, SG&A decreased due to the overall revenue increase.
     R&D costs were $37.7 million, or 3.3 percent of revenue on a year-to-date basis, as compared with $39.1 million, or 4.3 percent of revenue in the nine months ended September 30, 2005. The $1.4 million decrease in R&D costs was the result of a greater focus of resources on higher priority projects.
     During the nine months ended September 30, 2006, we recorded restructuring and other charges of $10.7 million. Restructuring charges of $8.9 million related to the Memorex integration process and related reorganization in the second quarter of 2006. During the first quarter of 2006, we recorded restructuring charges of $1.8 million related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities consisting of estimated severance payments and related benefits. The 2006 first quarter restructuring was substantially completed by June 30, 2006.
     Based on the above factors, operating income in the nine months ended September 30, 2006 was $76.2 million, or 6.8 percent of revenue, compared with operating income of $78.7 million, or 8.6 percent of revenue for the same period last year. Operating income in the nine months ended September 30, 2006 included restructuring and other charges of $10.7 million associated with integrating the Memorex acquisition and our continued efforts to simplify structure. The nine months ended September 30, 2006 also included incremental stock-based compensation expense of $7.0 million. Operating income in the nine months ended September 30, 2005 had neither restructuring nor similar stock-based compensation expense.
     Other income was $2.7 million and $1.0 million for the year-to-date periods ended September 30, 2006 and 2005, respectively. Interest income was $9.8 million in the nine months ended September 30, 2006 and $7.7 million in the comparable period last year. Increased interest income was attributed to higher interest rates, partially offset by the decline in cash balances. Other expense included investment impairments of $4.2 million and $2.6 million in the nine months ended September 30, 2006 and 2005, respectively.

     The tax provision for the nine months ended September 30, 2006 was $28.1 million, resulting in an effective tax rate of 35.6 percent, compared with $16.3 million, resulting in an effective tax rate of 20.5 percent in the comparable period last year. The tax rate for the nine months ended September 30, 2006 included one-time tax benefits of $1.3 million associated with the filing of an amended prior year tax return. The lower tax rate for the nine months ended September 30, 2005 related to the favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit in the first quarter of 2005 of $12.0 million, or $0.35 per diluted share. The matter involved the U.S. treatment of tax benefits associated with changes to our European structure initiated in 2000 that were approved by U.S. tax authorities in the first quarter of 2005, resulting in the reversal of an income tax accrual.
     Income from continuing operations in the nine months ended September 30, 2006 was $50.8 million, or $1.47 per basic share and $1.44 per diluted share, compared with income from continuing operations of $63.4 million, or $1.87 per basic share and $1.84 per diluted share, in the comparable period last year. The restructuring and additional stock-based compensation expense had a negative impact of $0.31 per diluted share on the 2006 year-to-date results.
     Income from discontinued operations during the nine months ended September 30, 2006 included a gain of $1.2 million, net of tax, related to the contingent consideration received from Nekoosa Coated Products, LLC, on the sale of the Specialty Papers business. On June 16, 2006, we received $2.3 million in full satisfaction of all future outstanding payments from Nekoosa Coated Products, LLC, including the outstanding note receivable. Discontinued operations during the nine months ended September 30, 2005 included a gain of $4.6 million, net of tax, related to the sale of the Specialty Papers business. In addition, the after-tax income from operations of the Specialty Papers business was $2.2 million for the nine months ended September 30, 2005. These results exclude corporate overhead costs previously allocated to this business. Discontinued operations also included a loss of $0.7 million, net of taxes, in the nine months ended September 30, 2005, related to the Jazz Photo litigation costs.
     Net income in the nine months ended September 30, 2006 was $52.0 million, or $1.50 per basic share and $1.48 per diluted share, compared with net income of $69.5 million, or $2.05 per basic share and $2.01 per diluted share, in the nine months ended September 30, 2005.
Performance by Business Segment
     During the second quarter of 2006, we reorganized our operational structure following the Memorex acquisition and integration process. Consequently, we changed our reportable segments to reflect how we manage our business. A segment is a component of an enterprise that has discrete financial information which is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. See Note 15 to the Condensed Consolidated Financial Statements for further details.
     Information related to our segments was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2006	2005	%Change	2006	2005	%Change
Net Revenue
Americas	$248.1	$143.7	72.7%	$577.0	$428.0	34.8%
Europe	125.2	98.6	27.0%	379.5	316.7	19.8%
Asia Pacific	51.4	56.3	-8.7%	169.2	170.4	-0.7%

Total	$424.7	$298.6	42.2%	$1,125.7	$915.1	23.0%

	Three Months Ended				Nine Months Ended
(In millions)	September 30,				September 30,
		% of		% of		% of		% of
Operating Income	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue
Americas	$31.4	12.7%	$29.1	20.3%	$92.9	16.1%	$83.3	19.5%
Europe	11.2	8.9%	9.1	9.2%	35.7	9.4%	34.6	10.9%
Asia Pacific	3.7	7.2%	3.3	5.9%	13.4	7.9%	15.2	8.9%
Corporate and unallocated	(18.0)	n/m	(17.9)	n/m	(65.8)	n/m	(54.4)	n/m

Total	$28.3	6.7%	$23.6	7.9%	$76.2	6.8%	$78.7	8.6%

n/m: not meaningful
Americas
     The Americas segment was our largest segment comprising 58.4 percent and 51.3 percent of our revenue in the third quarter and nine months ended September 30, 2006, respectively. Net revenue of the Americas segment grew 72.7 percent for the third quarter and 34.8 percent for the nine months ended September 30, 2006, compared to the same periods last year. These increases were driven by additional revenue from the Memorex acquisition of $100.4 million for the quarter and $157.8 million for the nine months ended September 30, 2006, offset partly by declines in magnetic products. Excluding the Memorex revenue, net revenue of the Americas segment grew by approximately three percent for the third quarter and declined by approximately two percent for the nine months ended September 30, 2006.
     The Americas segment operating income as a percent of revenue was 12.7 percent and 16.1 percent for the third quarter and nine months ended September 30, 2006, respectively, compared with 20.3 percent and 19.5 percent for the third quarter and nine months ended September 30, 2005, respectively. The declines as a percentage of revenue were due to our anticipated product mix migration, as we realized increases in revenue from optical and flash products which carry lower gross margins than some of our magnetic products.
Europe
     The net revenue of the Europe segment grew 27.0 percent in the third quarter and 19.8 percent in the nine months ended September 30, 2006, compared to the same periods last year. The increases were driven by increased sales of optical media products as we benefited from growth in our Global Data Media joint venture, as well as additional revenue from the Memorex acquisition. The Memorex acquisition contributed $9.3 million and $16.9 million for the quarter and nine months ended September 30, 2006, respectively, to our European segment. Excluding Memorex, the net revenue of the Europe segment grew approximately 18 percent in the third quarter and approximately 15 percent for the nine months ended September 30, 2006.
     The Europe segment operating income as a percent of revenue was 8.9 percent and 9.4 percent for the third quarter and nine months ended September 30, 2006, respectively, compared with 9.1 percent and 10.9 percent for the third quarter and nine months ended September 30, 2005, respectively. The declines as a percentage of revenue are due to the growth in revenue from optical media products sold by our Global Data Media joint venture, which carry lower gross margins than some of our magnetic products.
Asia Pacific
     The net revenue of the Asia Pacific segment decreased by 8.7 percent in the third quarter and 0.7 percent for the nine months ended September 30, 2006, compared to the same period last year. The revenue decline was driven by an aggressive pricing environment as well as our focus on higher margin business.
     The Asia Pacific segment operating income as a percent of revenue was 7.2 percent and 7.9 percent for the third quarter and nine months ended September 30, 2006, respectively, compared with 5.9 percent and 8.9 percent for the third quarter and nine months ended September 30, 2005, respectively. The percentage improvement in the 2006 to 2005 third quarter comparison was due to improved gross margins on magnetic products. The decline in the 2006 to 2005 year-to-date comparison of operating income as a percent of revenue was due to lower gross margins mainly in optical products.

Corporate and Unallocated
     The corporate and unallocated amounts include research and development expense, corporate expense, and restructuring and other expense that are not allocated to the regional segments. The increased operating loss in the corporate and unallocated segment in the nine months ended September 30, 2006 was attributed to costs associated with our 2006 restructuring programs, as well as incremental stock-based compensation expense.
Impact of Changes in Foreign Currency Rates
     We have a market presence in more than 100 countries and we sell products on a local currency basis through a variety of distribution channels. We source optical, flash and other finished goods from manufacturers located primarily in Asia, although much of this sourcing is on a U.S. dollar basis. Further, we produce a significant portion of our magnetic products in our own manufacturing facilities in the United States. Comparisons of revenue and gross profit from foreign countries are subject to various fluctuations due to the impact of translating results at differing exchange rates in different periods.
     Changes in foreign currency exchange rates in the nine months ended September 30, 2006 negatively impacted worldwide revenue by approximately one percent. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expense and pricing declines that tend to offset translation benefits over time. For example, we have generally experienced increased price erosion internationally as the dollar weakened. In addition, a weak dollar negatively affects some regional business activity.
     Our foreign currency hedging policy attempts to manage some of the foreign currency risks over near term periods; however, these risk management activities cannot ensure that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant (see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-Q).
Financial Position
     As of September 30, 2006, our cash and cash equivalents balance was $245.2 million, a decrease of $237.8 million from $483.0 million as of December 31, 2005. Our cash and cash equivalents decrease was due to the net cash payment for the Memorex acquisition of $331.9 million, share repurchases of $35.6 million and dividend payments of $13.9 million. This decrease in cash and cash equivalents was partially offset by operating cash flow of $91.9 million and proceeds of $22.9 million from the exercise of options. Additionally, other cash investments of $24.6 million as of December 31, 2005 related to investment grade interest bearing securities with original maturities greater than three months that were classified as other current assets, matured during the nine months ended September 30, 2006. As a result, there were no cash investments in other current assets as of September 30, 2006.
     Accounts receivable days sales outstanding was 53 days as of September 30, 2006, consistent with the end of the second quarter and up seven days from December 31, 2005. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. The majority of the increase in the third quarter of 2006 was expected due to the relatively higher payment terms associated with our retail channels. Days of inventory supply was 69 days as of September 30, 2006, consistent with the end of the second quarter and up 13 days compared with 56 days as of December 31, 2005. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in 2006 was driven by higher inventories associated with Memorex as well as the base business.
     Other assets were $341.7 million as of September 30, 2006 compared with $63.0 million as of December 31, 2005. The increase in other assets was attributed to $231.0 million of identifiable intangible assets, and $54.8 million of goodwill arising from the Memorex acquisition.
     Accounts payable was $217.0 million as of September 30, 2006 compared with $131.8 million as of December 31, 2005. The increase in accounts payable was mainly attributed to the Memorex acquisition.
     Other current liabilities were $147.9 million as of September 30, 2006 compared with $91.1 million as of December 31, 2005. The increase in current liabilities was attributed to the liability for rebates, which increased $27.5 million due mainly to the acquisition of Memorex. The increase was also caused by income taxes payable which increased $10.2 million and other small increases in various other current liability accounts.

     In late 2003, we entered into a tape media distribution agreement with Exabyte Corp. (Exabyte), whereby we became the exclusive distributor of Exabyte media including the VXA class of tape cartridges. This transaction resulted in an intangible asset of $18.5 million. On October 31, 2005, we amended certain terms of the Exabyte distribution agreement whereby we agreed to lower the margin we earn on distribution in exchange for consideration of $10.3 million in the form of Exabyte common stock, preferred stock, warrants, (collectively, stock holdings) and notes receivable with a corresponding offset to the original intangible asset recorded in conjunction with the execution of the original Exabyte distribution agreement. Due to the decline in value of Exabyte common stock, we determined that other-than-temporary declines in value existed as of the end of the first, second and third quarters of fiscal 2006. Therefore, we reduced the carrying value of our Exabyte stock by $0.4 million and $4.2 million in the three-month and nine month periods ended September 30, 2006, respectively, with a corresponding loss recorded in other expense in the Consolidated Statement of Operations. As of September 30, 2006, the Exabyte stock holdings held by Imation have been fully written off. The Exabyte notes receivables consisted of a $5.0 million note payable, bearing 10 percent interest beginning January 1, 2006, with interest only payments through 2007 and quarterly principal and interest payments commencing on March 31, 2008 continuing through December 31, 2009, as well as a $2.0 million note payable bearing 10 percent interest through December 15, 2006, at which time the principal amount is due. In connection with the notes, we obtained a subordinated security position in the assets of Exabyte.
     On August 30, 2006, Exabyte announced that it had entered into an asset purchase agreement (Purchase Agreement) with Tandberg Data Corp. (Tandberg), whereby Tandberg will purchase substantially all of the assets of Exabyte. The closing of the transaction is subject to the approval of Exabyte common shareholders at a shareholders’ meeting that is expected to occur during the fourth quarter of 2006. In connection with the Purchase Agreement and due to Exabyte’s financial difficulties, we entered into a note restructuring agreement with Exabyte. Under the note restructuring agreement, upon closing of the Purchase Agreement, Exabyte or Tandberg will pay us $1.0 million of the $2.0 million due December 15, 2006, and all interest accrued but not paid on the outstanding notes receivables through the closing date of the acquisition. Tandberg will also replace the $5.0 million note receivable with a $4.0 million note (the Note). The Note will bear 10 percent interest beginning January 1, 2007, payable quarterly with principal payments commencing on December 15, 2008 and continuing through December 15, 2010. In connection with the Note and pending consummation of the acquisition, we obtained a subordinated security position in Tandberg assets. In addition, in conjunction with the note restructuring agreement, Exabyte will increase the margin we earn on distribution by two percent, effective January 1, 2007, until such time that we recover the forgiven principal amount on both notes receivables totaling $2.0 million. In connection with the restructuring of our notes receivable and distribution agreements, we recorded a loss during the quarter ended September 30, 2006 of $0.4 million, which represents lost interest income opportunity on the notes receivable. The collection of the notes receivable and realization of the intangible asset is dependent on the closing of the purchase of Exabyte by Tandberg and on the continued success of our relationship with Exabyte and Tandberg. At the present, we believe the recorded notes are collectible. However, future events may impact this assessment.
     Significant tax loss carryforwards have been generated in the Netherlands for the years 1998-2000. The filing of the related tax returns resulted in a “nil” assessment from the Dutch tax authorities on carryforwards representing a possible tax benefit of up to approximately $14.0 million. This results in no tax loss carryforward from the viewpoint of the Dutch tax authorities. The issuance of the assessment notice resulted in Imation reporting no tax loss carryforwards relating to these losses. However, we are pursuing opportunities to resolve the validity of some or all of these amounts and are currently in negotiation with the Dutch tax authorities. In the event we are successful, a discrete tax benefit will be realized in the period of final settlement. We are also pursuing certain tax planning opportunities in an attempt to simplify our structure and reduce our future tax burden. Certain of these strategies may result in a non-cash charge to earnings in future periods.
Liquidity and Capital Resources
     Cash provided by operating activities of $91.9 million in the nine months ended September 30, 2006 was driven by net income of $52.0 million and cash provided by working capital changes. Cash provided by operating activities of $47.3 million in the nine months ended September 30, 2005 was driven by net income of $69.5 million, partially offset by payment of the net settlement of $20.9 million for the Jazz Photo litigation, the expense for which was recorded in the fourth quarter of 2004, and $12.9 million paid for severance costs related to our 2004 restructuring program.
     Cash used in investing activities was $309.8 million in the nine months ended September 30, 2006 compared with cash provided by investing activities of $13.5 million in the nine months ended September 30, 2005. Investing activities for the nine months ended September 30, 2006 included the net cash payment for the Memorex acquisition of $331.9 million, offset by maturation of certain cash investments of $24.6 million. Investing activities for the nine months ended September 30, 2005 included proceeds from the sale of the Specialty Papers business of $16.0 million and net investment proceeds of $7.5 million partially offset by capital spending of $14.7 million.

     Cash used in financing activities of $23.8 million in the nine months ended September 30, 2006 was driven by share repurchases of $35.6 million and dividend payments of $13.9 million, partially offset by cash inflows of $22.9 million related to the exercise of stock options. Cash used in financing activities of $8.9 million in the nine months ended September 30, 2005 was driven by share repurchases of $15.9 million and dividend payments of $11.6 million, offset by cash inflows of $18.6 million related to the exercise of stock options.
     As of September 30, 2006, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either: (a) the higher of the federal funds rate plus 0.50% or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50% depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20% depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants which are customary for similar credit arrangements and contains financial covenants that require the Company to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding, and we were in compliance with all covenants under the Credit Agreement as of September 30, 2006.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of September 30, 2006, there were no borrowings outstanding under such arrangements.
     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors announced an increase in the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the nine months ended September 30, 2006, we repurchased 0.9 million shares under the latest authorization and held at September 30, 2006, in total, 8.5 million shares of treasury stock acquired at an average price of $27.65 per share. Authorization for repurchases of an additional 2.4 million shares remains outstanding as of September 30, 2006, and such authorization has no expiration date.
     We paid a cash dividend of $0.12 per share and $0.14 per share, or $4.4 million and $4.6 million, during the first and second quarters of 2006, respectively. We paid a cash dividend of $0.14 per share, or $4.9 million, during the third quarter of 2006. On November 9, 2006, our Board of Directors declared a quarterly cash dividend of $0.14 per share payable December 29, 2006, to shareholders of record at the close of business on December 15, 2006. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
     We expect pension contributions to be in the range of $10 million to $14 million in 2006, depending on asset performance and interest rates. We contributed approximately $6.5 million to our pension plans during the nine months ended September 30, 2006.
     Our remaining anticipated liquidity needs for 2006 include but are not limited to the following: capital expenditures targeted to be approximately $8 million; restructuring costs of approximately $6 million, including the total anticipated Memorex restructuring costs; pension funding of approximately $4 million to $7 million; operating lease payments of approximately $3 million; and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
     Other than operating lease commitments, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes to our contractual obligations during the nine months ended September 30, 2006. As discussed earlier, we acquired Memorex on April 28, 2006. We have also assumed various Memorex operating lease obligations, some of which we intend to cancel as part of our integration and restructuring programs by the end of the fourth quarter of 2006. The remaining Memorex operating lease commitments we intend to continue are not considered significant to the overall contractual obligation previously reported in Item 7 in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
     The preparation of our Consolidated Financial Statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Other than the discussion below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our fiscal 2005 Annual Report on Form 10-K.
     Stock-based Compensation - Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. We elected the modified-prospective method when adopting SFAS 123R, under which prior periods are not retroactively revised. The valuation provisions of SFAS 123R apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
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
     Goodwill and Other Intangibles - We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived assets are no longer amortized but are subject, at a minimum, to annual tests for impairment. Under certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using the straight-line method and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.
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

New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (FIN 48). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that have an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential effect that the adoption of FIN 48 will have on our Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard and currently do not expect it to have a significant impact on our Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement changes financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. We are currently evaluating the effect this pronouncement will have on our Consolidated Financial Statements.
Forward-Looking Statements and Risk Factors
     The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following statements are based on our current outlook for fiscal year 2006 and include the anticipated impact from the Memorex acquisition. The 2006 outlook is subject to risks and uncertainties described below:
•	Our revenue for 2006 is estimated to be in the range of $1.57 billion to $1.60 billion, which represents growth of approximately 25 percent to 27 percent over fiscal 2005. Our prior outlook was $1.54 billion to 1.59 billion.

•	Operating income for 2006 is estimated to be in the range of $105 million to $108 million. Our prior outlook was $93 million to $98 million.

•	Diluted earnings per share from continuing operations is estimated to be in the range of $1.96 to $2.02 for the full year 2006. Our prior outlook was $1.70 to $1.80.

•	Restructuring charges, the majority of which related to cost reduction initiatives following the Memorex acquisition, are estimated to be $11 million to $12 million in 2006 and $1 million to $2 million in 2007 for a total restructuring program cost of $12 million to $14 million. Prior guidance for the total restructuring program cost was $13 million to $17 million.

•	Capital spending for 2006 is targeted to be approximately $20 million, down from previous guidance of $25 million.

•	The tax rate for the fourth quarter of 2006 is currently anticipated to be in a range of 36 to 37 percent, while the full year rate is targeted to be 35 to 36 percent as a result of the tax benefit recognized in the second quarter of 2006 absent any one-time items that may occur. This is unchanged from our prior outlook.

•	Depreciation and amortization for 2006 is targeted in the range of $38 million to $40 million including amortization of intangible assets of approximately $7 million resulting from the Memorex acquisition. Prior guidance was $38 million to $42 million.

     Certain information contained in this report, which does not relate to historical financial information, including the business outlook, may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully integrate the Memorex acquisition and achieve anticipated benefits and synergies; our ability to successfully defend our intellectual property, including the Memorex brand and patent licenses and the Philips patent cross license; continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand; our ability to meet our cost reduction and revenue growth targets; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits in a timely manner from the Moser Baer and other strategic relationships, including the Global Data Media joint venture and Exabyte relationships; the competitive pricing environment; foreign currency fluctuations; the outcome of any pending or future litigation, including the Philips litigation described below; our ability to secure adequate supply of certain high demand products; the ready availability and price of energy; availability of key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products, as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission from time to time.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Except for the paragraph noted below, there has been no material change since the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2005. For further information, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Also, see information on derivatives and hedging activities in Note 11 to the Condensed Consolidated Financial Statements of this Form 10-Q.
     As of September 30, 2006, we had $99.6 million notional amount of foreign currency forward and option contracts of which $44.0 million hedged recorded balance sheet exposures. This compares to $222.7 million notional amount of foreign currency forward and option contracts as of December 31, 2005, of which $43.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2006 by $7.0 million.
Item 4. Controls and Procedures
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2006, the end of the period covered by this report, the Chairman of the Board and Chief Executive Officer, Bruce A. Henderson, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the acquisition of Memorex on April 28, 2006 and were in the process of documenting and testing Memorex internal control over financial reporting as of September 30, 2006.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2006, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is our opinion, except with regard to the matter described below, that after final disposition, any monetary liability to us for these matters beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2006 would not be material to our financial position.
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation, and North American Philips Corporation (collectively “Philips”). Philips has asserted that: (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation Corp. in connection with the spin-off of Imation from 3M in 1996; (2) Imation’s 51% owned subsidiary Global Data Media is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s recent acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. Imation believes that these allegations are without merit and has filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. While this matter is in the early stages, if the court rules against Imation, this matter could have an adverse material impact on our financial statements.

Item 1A. Risk Factors
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)-(b)
     Not applicable
(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2006 – July 31, 2006	—	—	—	2,654,700
August 1, 2006 – August 31, 2006	120,000	$38.64	120,000	2,534,700
September 1, 2006 – September 30, 2006	137,000	$40.27	137,000	2,397,700

Total	257,000	$39.51	257,000	2,397,700

     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors announced an increase in the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During the nine months ended September 30, 2006, we repurchased 0.9 million shares under the latest authorization and held at September 30, 2006, in total, 8.5 million shares of treasury stock acquired at an average price of $27.65 per share. Authorization for repurchases of an additional 2.4 million shares remains outstanding as of September 30, 2006, and such authorization has no expiration date.
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

Imation Corp.
Date: November 9, 2006	/s/ Paul R. Zeller
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