Form 10-K
period 2006-12-31
IMATION CORP
filed 2007-02-22
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2006
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $41.05 as reported on the New York Stock Exchange on June 30, 2006 was $1,426 million.

The number of shares outstanding of the registrant’s common stock on February 16, 2007 was 35,062,690.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of registrant’s Proxy Statement for registrant’s 2007 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business.

General

Imation Corp. (Imation, the Company, we, us or our) is a Delaware corporation whose primary business is the development, manufacturing, sourcing, marketing and distribution of removable data storage media products and accessories under several different brand names in approximately 100 countries around the world. Recordable and rewritable magnetic and optical media, which currently constitute the majority of our revenue, are categorized under the Standard Industrial Classification (SIC) code as “3695: Magnetic and Optical Recording Media” or the North American Industry Classification System (NAICS) code as “334613: Magnetic and Optical Recording Media Manufacturing.” Our storage media products are used in conjunction with hardware devices such as tape libraries, disk drives, certain consumer electronic devices and desktop and laptop computers that are sold by other companies. In addition, we source, market and distribute select flash and removable hardware and accessories for data storage media.

We have a long history in the data storage industry dating from 1947, when this business was started by 3M Company, resulting in the first commercialized data storage tape introduced in 1952. Imation was created in July 1996 as a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. Since the spin-off, we divested all of the non-data storage businesses. Two major divestitures occurred within the last five years. The Digital Solutions and Services (DSS) business that provided field service on hardware devices, manufactured microfilm aperture cards, document imaging consumables and hardware systems was sold in 2002. The Specialty Papers business that manufactured and sold a wide variety of carbonless paper products was sold in 2005. For additional information regarding our divestitures, see Note 5 to the Consolidated Financial Statements.

From time to time, in order to expand our relevance in the data storage market, we engage in a variety of business arrangements with other companies, including acquisitions as well as licensing, distribution, joint venture and joint development agreements. We entered into a series of agreements in 2003 with Moser Baer India Ltd. (MBI) that established MBI as a significant, non-exclusive source for our optical media products and created a joint venture sales and distribution company, Global Data Media (GDM). We hold a 51 percent interest in GDM. As the controlling shareholder of the subsidiary, we consolidate the results of GDM in our financial statements. On April 28, 2006, we acquired substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. For additional information regarding the Memorex acquisition, see Note 4 to the Consolidated Financial Statements.

Key elements of our strategy include the following:

•	Offer an Extensive Portfolio of Data Storage Products. We offer a broad portfolio of removable data storage media products across different customer applications and across different technology platforms or “pillars:” magnetic, recordable optical, removable Universal Serial Bus (USB) flash drives and flash cards and removable hard drives. We have also selectively expanded into areas closely adjacent to removable media such as accessories and hardware products.

•	Offer a Broad Portfolio of Brands. We distribute a diverse portfolio of brands across multiple products with different regional and vertical market strengths and characteristics. For example, the addition of the Memorex brand to the Imation brand portfolio provides a well-recognized consumer brand with particular strength in the United States. In addition, we have entered into distribution agreements giving us exclusive distribution rights for certain brands of recordable media in various regions or product categories. Examples of distribution agreements include those with IBM Corporation (IBM), Sun Microsystems, Inc./StorageTek (Sun/STK), Prostar International Electric Co., Ltd. and Tandberg Data ASA (Tandberg).

•	Implement Lean Enterprise Principles. In 2005, we launched an ongoing effort to implement Lean Enterprise principles across all manufacturing and key business processes such as finance and supply chain. These principles focus on implementing operations characterized by speed, quality and competitive cost. As part of that operating philosophy, we seek to support growth initiatives without adding to our existing infrastructure. We characterize this approach as implementing a “leverageable business model” whereby we leverage our existing structure in support of growth.

•	Leverage and Broaden Existing Market Presence. We seek to build on our historically successful relationships with leading original equipment manufacturers (OEMs), data center end-user customers and global commercial distribution and retail channels. We seek to increase market penetration in retail channels with multiple brands. In addition, with over half of our revenue coming from outside the United States, we seek to leverage our global marketing and distribution capability in bringing products to market across multiple geographies.

•	Leverage Existing Technology and Expand Key Technology Capabilities. We seek to maintain and extend technology capabilities in key areas, including precision thin film tape coating, cartridge design and manufacturing, servo-writing and material science related to optical and magnetic media coatings and advanced optical storage technologies.

•	Expand and Grow. Building off what we believe are solid business platforms, we seek to grow in the data storage media market and expand into adjacent areas through continued new product development, strategic alliances, joint ventures and acquisitions, while leveraging our core technology competencies, brand portfolio, distribution capabilities and product breadth.

Industry Background

We compete within the global information technology industry. Our worldwide data storage products are designed to help customers capture, create, protect, preserve and retrieve valuable digital assets. Our primary products include magnetic tape cartridges, recordable and rewritable optical discs, USB flash drives, floppy diskettes, removable hard drives and a variety of consumer electronics accessories. According to various industry analysts and our estimates, the total global data storage market, including hardware and services, is currently estimated to be approximately $100 billion, of which the removable data storage media market is approximately $17 billion and includes magnetic, optical, flash drives and flash cards, but excludes accessories.

The growth in demand for removable data storage capacity is estimated to exceed 20 percent annually for the next several years. This demand is driven by multiple factors as an increasing quantity and diversity of information is created and managed digitally for both business and consumer applications. These factors include the rapid growth of information in digital form, the growth of complex databases as a result of new hardware and software applications, increased ability to access data remotely and across multiple locations, increased regulatory requirements for record retention and the pervasive use of the Internet. These factors have put data security, archiving and reliable back-up procedures at the forefront of critical business processes. Further, the continued growth in the variety and functionality of consumer electronics devices has increased demand for a range of convenient, low-cost removable storage media to capture, store and share music, video and photographs.

Business Segments

We operate in one industry segment selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets. During the second quarter of 2006, we reorganized our operational structure following the Memorex acquisition. Consequently, we changed our reportable segments to reflect how we manage our business. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines. Financial information regarding the segments is provided in Note 15 to the Consolidated Financial Statements.

The Americas segment, our largest segment by revenue, includes North America, South America and the Caribbean. The United States represents the largest current market for our products and is characterized by relatively high penetration of computer and consumer electronics in both commercial and consumer markets. It also has a great variety and sophistication of distribution channels from value-added resellers, OEMs, retail outlets, mass merchants and on-line resellers. The countries of South America and the Caribbean, served out of our Miami, Florida office on an export basis, represent potential growth markets with increasing penetration of information technology (IT) and consumer electronics in the commercial and consumer markets.

Europe is our second largest segment by revenue and includes most of the Middle East and Africa. Europe also includes most of the revenue generated by GDM. Western Europe exhibits traits similar to North America in terms of overall breadth of products, high penetration of end user markets and breadth and sophistication of distribution channels. Emerging markets in Eastern Europe represent potential growth markets for our products as IT and consumer electronics end user markets grow.

Asia Pacific (APAC) is the largest segment in terms of geographic area covered and populations served. It also has the widest diversity of languages, cultures and currencies of any of our segments, though it is the smallest segment in terms of revenue. Japan is the single largest market in APAC and is similar to North America and Western Europe in terms of overall penetration of IT and consumer electronics into the market, though distribution channels are less diverse than in those other regions. The largest growth potential exists in emerging markets, particularly in China and India.

The chart below breaks out our 2006 revenue by segment:

See Note 15 to the Consolidated Financial Statements for additional information regarding our business segment and geographic data.

Description of Business

Products and Application Areas

A summary of revenue by major product category is as follows:

	Years Ended December 31,
	2006		2005		2004
		% of		% of		% of
	Revenue	Total	Revenue	Total	Revenue	Total
	(Dollars in millions)

Optical	$680.3	42.9%	$450.7	35.8%	$389.8	33.2%
Magnetic	660.8	41.7%	700.5	55.7%	725.9	61.9%
Flash	146.6	9.3%	57.8	4.6%	9.7	0.8%
Other	97.0	6.1%	49.1	3.9%	48.3	4.1%

Total	$1,584.7		$1,258.1		$1,173.7

Our data storage media products are used across major application areas, including enterprise data centers, the network server environment and personal storage applications for both consumer electronics devices and desktop and laptop computers. Capacity of our products ranges from 1.44 megabytes (MB) to hundreds of gigabytes (GB) per piece of media.

There are many diverse ways to store digital information, depending on the application and the amount of information to be retained. The removable data storage media products that we offer for commercial applications allow the customer to easily expand capacity and provide data transportability, data management and data security at a significantly lower relative cost than hard disk storage. Fixed disk storage generally provides faster transfer rates and immediate access to data, which are advantages in some applications but at a higher cost than removable media. As a result, typical commercial installations include a mixture of removable and fixed storage in complementary configurations. Decisions about the kind of data storage platforms to use depend on a multitude of considerations including total storage capacity needs, data transfer rates required, reliability, scalability, portability, permanency, physical media size, compatibility with other components and systems and total cost of ownership.

In addition to organization-wide or department-level storage solutions, there are many removable storage formats that meet the diverse individual personal storage needs for both consumer and business applications. Personal storage solutions generally encompass recordable CDs, DVDs, USB flash drives, flash cards, removable or portable hard drives and magnetic floppy diskettes. Criteria for personal storage applications include many of the factors cited for commercial applications.

The application areas described herein tend to overlap with no definitive boundaries. Our products are frequently used in more than one environment, depending on the specific customer need for functionality or capacity. In addition, the definition of these application areas changes as storage capacities, user needs and product functionalities increase.

Our products are used in both mainframe and open systems environments for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval, cost-effective mass storage and archival storage. We are a leading manufacturer of tape cartridges that are used in high-end data center-class applications characterized by the highest levels of automation, the largest data capacity requirements and the most demanding levels of data integrity in a wide variety of industries around the world, including financial services, geophysical exploration, transportation, government and telecommunications. Enterprise level tape cartridge storage capacities range from a few GB up to several hundred GB of data per cartridge and are deployed in automated tape libraries ranging from a few dozen to thousands of cartridges per library.

Market research estimates have generally sized the installed base of tape drives to range between 16 million and 25 million units globally. This substantial installed base of tape drives presents a recurring revenue opportunity for many of our tape products.

We manufacture, source and distribute removable data storage cartridges for a variety of tape drives that are used in the network server environment, providing back-up, archive and near-line storage in open systems environments. We also manufacture, source and distribute removable data storage cartridges for small to medium-sized businesses. Our cartridges work with tape drive systems that support the major operating environments including Unix, Linux and Microsoft Windows® NT.

Individual storage needs, whether for business or consumer applications, are addressed by our broad range of media across magnetic, optical, solid state USB flash drives and hard disk platforms. Storage capacities on more established products range from 1.44MB magnetic floppy diskettes to 650MB CD-R (recordable) and CD-RW (rewritable) optical discs to 9.4GB double sided DVD optical discs. Newer products include USB flash drives with capacities ranging from 32MB up to 4GB, and micro hard drives currently ranging in capacity from 1 to 8GB. The capacities for solid state USB flash drive and hard disk continue to increase as new products are introduced. Our blue laser based optical media currently offers 15 to 25GB of capacity. The variety of formats and storage capacities described above are targeted at several different applications and are sold through a variety of different channels and under different brand names. While the personal storage products described above represent, in the aggregate, the highest revenue growth overall for Imation, growth rates vary substantially from product to product and in the case of some older products (e.g. diskettes, certain entry level and data center tape products), revenue has been declining.

Customers, Marketing and Distribution

As described above, our products are used by business customers and by individual consumers. No one customer constituted 10 percent or more of our revenue in 2006, 2005 or 2004.

Our products are sold through a combination of distributors, value-added resellers, OEMs and retail outlets including a growing on-line presence through a variety of channels. Worldwide, approximately 45 percent of our 2006 revenue came from distributors, 37 percent came from the retail channel and 18 percent came from OEMs. We also maintain a company sales force of approximately 260 representatives to generate sales of our products around the world. We have 30 sales offices worldwide, with four in the United Sates and 26 internationally.

We work with OEMs that develop or market tape drives, tape libraries, tape automation systems and servers with storage subsystems for differing customer applications. OEMs include Sun/STK, IBM, Hewlett-Packard Company and Tandberg. We are the sole source of supply for certain tape cartridges for use with Sun/STK, IBM and Tandberg drives used in the high-end data center. The development of future tape formats with key OEMs is an important element in our ability to successfully compete in the tape market and the loss of such a relationship could have a material adverse effect on our business.

Competition

The global market for our products is highly competitive and characterized by continuing changes in technology, frequent new product introductions and performance improvements, diverse distribution channels, aggressive marketing and pricing practices and ongoing variable price erosion. Competition is based on a multitude of factors, including brand strength, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, product cost, media capacity, access speed and performance, durability, reliability, scalability and compatibility.

Our primary competitors in the removable data storage market include Fuji Photo Film Co., Ltd.; Hitachi Maxell, Ltd.; Lexar Media, Inc.; PNY Technologies, Inc.; SanDisk Corporation; Sony Corp.; TDK Corp. and Verbatim Corporation. In addition, we have various agreements with several of these and other companies such that it is possible to be, at various times, a competitor of, a supplier to and a customer of those companies. While these companies compete in the removable media market, most of them do not generally report financial results for these business lines on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate that in 2005, the latest period for which data is available, we held between 10 and 15 percent of the total market share in sectors in which we competed.

Manufacturing

We manufacture magnetic data storage products at our facilities in Camarillo, California; Wahpeton, North Dakota; and Weatherford, Oklahoma. All of these manufacturing facilities are certified to ISO 9001:2000 quality standards. We manufacture many of the components for the majority of our magnetic data storage products, including magnetic tape and plastic components, but do source some material and some finished goods from outside suppliers. We have a state-of-the-art magnetic tape coating capability at our Weatherford, Oklahoma plant location. That coating facility began operation in the second half of 2004 and is now fully operational. In 2005, we closed our Tucson, Arizona manufacturing facility. We do not manufacture optical media, with the exception of CD-RW and advanced blue laser optical media (Blu-ray and HD-DVD) which we manufacture on a limited scale. We do not manufacture any removable hard disk or USB flash drive products as they are currently sourced from manufacturing plants outside the United States.

The manufacture of high quality magnetic tape media requires exacting manufacturing process steps with precise physical, electrical, and chemical tolerances as well as significant technical expertise in several areas including coating processes, servo-writing, media and component design, fine particle dispersion, plastic injection molding, automated high volume assembly, and magnetic and optical physical and material science. To manufacture magnetic tape media, a thin plastic film material is precisely and uniformly coated with a magnetic dispersion solution. To meet the market requirements for future advanced tape media products with higher data transfer rates, greater data density, and faster tape speeds, we must be capable of coating thinner substrates with smaller particle sizes and increased uniformity, surface smoothness, and bit and track density.

We invest in research, development and capital equipment in order to remain competitive and successfully develop, manufacture and source media that meets market requirements. We also invest in technical capability for optical, solid state flash and hard disk products that we do not manufacture to ensure we are able to effectively develop, source and market products which meet customer requirements.

Raw Materials and Other Purchased Products

The principal raw materials we use for the manufacture of removable data storage products include plastic resins, polyester films, magnetic pigments, specialty chemicals and solvents. We make significant purchases of these and other materials and components for use in our manufacturing operations from domestic and foreign sources. There are two sources of supply for the base film, one of which supplies the newer, more advanced base film, and there are two sources for the metal particulate (MP) pigments on which the industry relies for use in the manufacture of higher capacity magnetic data storage cartridges. If supply was disrupted for any of these key materials, our business and the business of our competitors could be negatively impacted. We also rely on certain partners as sole suppliers for components and raw materials used in our manufacturing processes. The loss of these certain suppliers could have a material adverse impact on the business.

Except as noted above, we are not overly dependent on any single supplier of raw materials. We also make significant purchases of finished and semi-finished products, including optical and USB flash drives and certain finished tape and tape cartridges, primarily from Asian suppliers. We view the sourcing and distribution of finished goods products as a critical success factor for those products we do not manufacture. Therefore, we seek to establish and maintain strategic sourcing relationships with several key suppliers.

Research and Development

New product development is critical to our future success. We maintain advanced research facilities and invest substantial resources in researching and developing potential new products for both commercial and consumer use and improving existing products. Our research and development expense was $50.0 million, $51.3 million and $56.5 million for 2006, 2005 and 2004, respectively. Most of our recent research and development spending was focused on the following areas: magnetic tape cartridges, optical discs, USB flash drive storage and products containing hard disk drives. Magnetic tape cartridge research and development spending included development of high density MP tape cartridges such as the LTO Ultrium and the Sun/STK T10000 tape cartridges. These advanced formats are expected to deliver increased storage capacity per cartridge by using more advanced MP pigments with smaller particle size, by coating thinner layers on thinner substrates and by improving advanced tape handling characteristics during the manufacturing processes and within the tape cartridges.

Optical disc research and development spending was focused on differentiated products and future disc formats including the next-generation of optical storage media, recordable Blu-ray and HD-DVD discs. Flash storage research and development spending was conducted in the area of flash memory cards. We are also engaged in certain research programs that do not yet have specific commercialized products in the market, both on our own and in collaboration with other organizations.

We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual proprietary rights related to our products. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We register our trademarks in the U.S. and in a number of other countries where we do business. U.S. patents are currently granted for a term of twenty years from the date a patent application is filed. During 2006, we were awarded 42 U.S. patents and at the end of the year held over 375 patents in the United States relating to our data storage business, including approximately 125 related to cartridge components, 100 related to optical, 55 related to magnetic tape coating and manufacturing and 95 related to drive systems. The chart below summarizes our patent activity for the past five years:

Employees

At December 31, 2006, we employed approximately 2,070 people worldwide, with approximately 1,480 employed in the United States and approximately 590 employed internationally.

Environmental Matters

Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2006, we had environmental-related accruals totaling approximately $0.6 million and we had minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.

International Operations

Approximately 54 percent of our total 2006 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors and relationships with OEMs throughout Europe, Asia, Latin America and Canada. The data storage industry is at different levels of development and penetration in different geographic regions. As a result, growth rates will typically vary in different application areas and product categories in different parts of the world. We do not manufacture outside the United States. See Note 15 to the Consolidated Financial Statements for financial information by geographic region.

As discussed under “Risk Factors” in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.

Executive Officers of the Registrant

Information regarding our executive officers as of February 22, 2007 is set forth below.

Bruce A. Henderson, age 57, is Chairman of the Board and Inactive Chief Executive Officer of Imation. He became Chairman and Chief Executive Officer in May 2004 and became Inactive Chief Executive Officer when he took a leave of absence to pursue medical treatment in November 2006. Prior to joining Imation in May 2004, he was Chief Executive Officer of Edgecombe Holdings, LLC, a private investment company based in Richmond, Virginia, from November 2001 to May 2004. From January 1999 to September 2001, he served as Chief Executive Officer of Invensys Control Systems, a $3.5 billion operating unit of London-based Invensys plc and a leader in home and commercial automation. From October

2000 to November 2001, he served as Chief Executive Officer of Invensys Software Systems, a $2 billion provider of mission-critical software for e-enterprise and industrial-control applications. He is also currently a Director of Universal Electronics, Inc., a publicly held company.

Frank P. Russomanno, age 59, is Acting Chief Executive Officer, President and Chief Operating Officer. He became Acting Chief Executive Officer and President in November 2006 and has been Chief Operating Officer since November 2003. He joined Imation at spin-off in July 1996 as Corporate Sales and Marketing Director and has held various leadership positions with Imation, including President of Data Storage and Information Management and General Manager of Advanced Imaging Technologies. Prior to joining Imation, he held multiple sales and marketing positions with 3M Company, including European Business Director.

Paul R. Zeller, age 46, is Vice President and Chief Financial Officer, a position he has held since August 2004. He has been with Imation since spin-off and held the position of Corporate Controller from May 1998 until taking his current position. Prior to joining Imation, he held several accounting management positions with 3M Company.

Bradley D. Allen, age 56, is Vice President, Corporate Communications, and Investor Relations. He has led our investor relations function since spin-off. From October 1994 to May 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics in 1996. Prior to Cray Research, he headed the investor relations function at Digital Equipment Corporation.

Jacqueline A. Chase, age 53, is Vice President, Human Resources, a position she has held since October 1998. Prior to assuming her current responsibilities, she was Director of Human Resources. She has been with Imation since spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M Company’s legal department. Prior to joining 3M, she was an associate attorney at the law firm of Oppenheimer, Wolff, and Donnelly.

James C. Ellis, age 49, is Vice President, Strategic Growth Programs, a position he has held since June 2006. He has been with Imation since spin-off. Prior to assuming his current responsibilities, he had various leadership positions within Imation, including Vice President of Global Product Strategy, General Manager New Business Ventures, Director of Strategic Marketing, and Enterprise Storage Manager. Prior to joining Imation, he held various business and technical positions with 3M.

Peter A. Koehn, age 46, is Vice President and Corporate Controller. He joined Imation in 2000 as Division Controller for Data Storage and Information Management and was named Corporate Controller in 2004 and Vice President in 2005.

Dr. Subodh Kulkarni, age 42, has been with Imation since spin-off from 3M. He was appointed Vice President, R&D and Manufacturing in October 2006 and has held various positions leading the technology organization. He was appointed Vice President of R&D in March 2006 and before that Executive Director of R&D in 2004.

John L. Sullivan, age 52, is Senior Vice President, General Counsel and Corporate Secretary since joining Imation in August 1998. He joined Imation from Silicon Graphics, where he most recently was Vice President, General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.

Availability of SEC Reports

Our website address is www.imation.com. We make available free of charge on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the SEC). Materials posted on our website are not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation.

Because of the rapid technology changes in our industry, we may not be able to compete if we cannot quickly develop and introduce differentiating and innovative products.  We operate in a highly competitive environment against competitors who are both larger and smaller than we are in terms of resources and market share. Our industry is characterized by rapid technological change and frequent new product introductions. In these highly competitive and changing markets, our success will depend to a significant extent on our ability to continue to develop and introduce differentiated and innovative products and services cost-effectively and on a timely basis. The success of our offerings is dependent on several factors including our differentiation from competitive offerings, timing of new product introductions, effectiveness of marketing programs and maintaining low manufacturing, sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, react to the actions of competitors or react to the pace and direction of technology changes.

Since price competition is a common factor in the data storage removable media markets, we risk reducing profitability if we cannot reduce costs and manage inventory in line with price declines.  We expect price pressures across our portfolio of products, but it cannot be easily predicted since it can vary in intensity by specific product and region and can fluctuate from quarter to quarter. Our financial results in any quarter can be impacted by the intensity of price pressure and the amount of impacted revenue relative to our overall revenue mix. We cannot provide assurance that we will successfully anticipate and react to price declines or successfully implement cost reduction strategies in manufacturing or sourcing.

If we cannot obtain finished products or raw materials at projected costs, we may not be able to maintain expected levels of profitability.  We make significant purchases of finished products, raw materials and energy from many domestic and foreign sources. No assurances can be given that acceptable cost levels will continue in the future. In addition, some critical raw materials have a limited number of suppliers. If we cannot obtain those raw materials from the suppliers, we will not be able to produce certain of our products.

If we do not achieve the expected benefit from Memorex and other future acquisitions, our financial results may be negatively impacted.  In April 2006, we closed on the acquisition of substantially all of the assets of Memorex. Any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, potential loss of our key employees and those of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers and those of acquired businesses. One or more of these factors could negatively impact our future results of operations.

As to future acquisitions, we cannot predict whether suitable acquisition candidates will be identified and acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent. Acquisitions typically result in the incurrence of contingent liabilities or debt, or additional amortization expense related to acquired intangible assets, and one or more of these factors could adversely affect our business, results of operations and financial condition.

We must make strategic decisions from time to time as to the products and technologies in which we invest and if we choose the wrong product or technology, our financial results could be adversely impacted.  Our operating results are dependent upon our ability to successfully develop, manufacture, source and market innovative new products and services. New product and technology innovations may require a substantial investment before any assurance is available as to their commercial viability.

We may be dependent on third parties for new product introductions or technologies in order to introduce our own new products.  We are dependent in some cases upon various third parties, such as certain drive manufacturers, for the introduction and acceptance of new products, the timing of which is out of our control. In addition, there can be no assurance that we will maintain existing or create new OEM relationships. There can be no assurance that we will continue to have access to significant proprietary technologies through internal development and licensing arrangements with third parties, or that we will continue to have access to new competitive technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships with OEMs or obtaining rights to use competitive technologies, we may become less competitive in certain markets.

Our financial success depends upon our ability to manufacture, source and deliver products to our customers at acceptable quality, volume and cost levels.  Our success in magnetic tape depends on our ability to source, manufacture and deliver products to our customers at acceptable quality, volume and cost levels. The manufacture of our products involves complex and precise processes requiring production in highly controlled and clean environments. If we do not manage these processes effectively, changes could significantly hurt our ability to meet our customers’ product volume and quality needs at acceptable costs. Even within a clean room environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. Further, existing manufacturing techniques may not achieve our volume and cost targets. In these cases, there can be no assurance that we will be able to develop new manufacturing processes and techniques to achieve theses targets.

If we do not achieve the expected benefits from our joint venture with MBI, our financial results may be negatively impacted.  In 2003, we entered into a series of agreements with MBI that established MBI as a significant, non-exclusive source for our optical media products and created GDM as a joint venture sales and distribution company for optical media products. We hold a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder of this subsidiary, we consolidate the results of GDM in our financial statements. Our current outlook is dependent, among other things, upon our ability to achieve the expected benefits in a timely manner from this relationship.

Our financial results may be affected by the political climate and laws in the countries in which we do business and by fluctuations in world financial markets.  Our products are sold in approximately 100 countries and over half our revenue comes from sales outside the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. In addition, our business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates.

Our success depends in part on our ability to obtain and protect our intellectual property rights, including the Memorex brand, and to defend ourselves against intellectual property infringement claims of others, including the Philips patent cross-license.  Claims may arise from time to time alleging that we infringe on the intellectual property rights of others. If we are not successful in defending ourselves against those claims, we could incur substantial costs in implementing remediation actions, such as redesigning our products or processes, paying for license rights or paying to settle disputes. The related costs or the disruption to our operations could have a material adverse effect on us. In addition, we utilize valuable non-patented technical know-how and trade secrets in our product development and manufacturing operations. There can be no assurance that confidentiality agreements and other measures we utilize to protect such proprietary information will be effective, that these agreements will not be breached or that our competitors will not acquire the information as a result or through independent development. We enforce our intellectual property rights against others who infringe those rights. See Item 3. Legal Proceedings for a description of our dispute with Philips.

If we are unable to attract and retain employees and key talent, we may incur a material adverse impact on our business and financial results.  We operate in a highly competitive market for employees with specialized skill, experience and industry knowledge. No assurance can be given that we will be able to attract and retain employees and key talent.

Significant litigation matters could result in large costs and distraction to our business.  We are subject to various pending or threatened legal actions, including the Philips dispute, in the ordinary course of our business. Litigation is always subject to many uncertainties and outcomes that are not predictable. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation.

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

Facility	Function
Americas
Bogota, Columbia (leased)	Sales/Administrative
Buenas Aires, Argentina (leased)	Sales/Administrative
Camarillo, California (owned/leased)*	Magnetic tape manufacturing
Cerritos, California (leased)	Sales/Administrative
Lima, Peru (leased)	Sales/Administrative
London, Ontario, Canada (owned)	Sales/Administrative
Mexico City, Mexico (leased)	Sales/Administrative
Miami, Florida (leased)	Sales/Administrative
Oakdale, Minnesota (owned)	Worldwide headquarters/Sale/Laboratory facility
Santiago, Chile (owned)	Sales/Administrative
Sao Paulo, Brazil (leased)	Sales/Administrative
Southaven, Mississippi (leased)	Distribution Center
Wahpeton, North Dakota (owned/leased)*	Diskette/molding/CD-Rewritable discs/magnetic tape manufacturing
Weatherford, Oklahoma (owned)	Diskette and magnetic tape manufacturing

Europe
Bracknell, United Kingdom (leased)	Sales/Administrative
Cergy, France (leased)	Sales/Administrative
Dubai, United Arab Emirates (leased)	Sales/Administrative
Madrid, Spain (leased)	Sales/Administrative
Neuss, Germany (leased)	Sales/Administrative
Schiphol-rijk, Netherlands (leased)	Sales/Administrative/European regional headquarters
Segrate, Italy (leased)	Sales/Administrative

Asia Pacific
Baulkham Hills, Australia (leased)	Sales/Administrative
Beijing, China (leased)	Sales/Administrative
Guangzhou, China (leased)	Sales/Administrative
New Delhi, India (leased)	Sales/Administrative
North Point, Hong Kong (leased)	Sales/Administrative/Asia-Pacific regional headquarters
Seoul, Korea (leased)	Sales/Administrative
Shanghai, China (leased)	Sales/Administrative
Singapore (leased)	Sales/Administrative
Taipei, Taiwan (leased)	Sales/Administrative
Tokyo, Japan (leased)	Sales/Administrative

*	In December 2003, we sold one of the buildings at our Camarillo, California facility and are leasing a portion of the building. In 2002, we sold one of the buildings at our Wahpeton, North Dakota facility and are leasing the building.

Item 3.	Legal Proceedings.

We are subject to various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2006, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is our opinion that, except with regard to the matter described below, after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2006, would not be material to our financial position.

Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M in 1996; (2) Imation’s 51% owned subsidiary GDM is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s recent acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. Imation believes that these allegations are without merit and has filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. While this matter is in the early stages, if the court rules against Imation, this matter could have a material adverse impact on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 16, 2007, there were 35,062,690 shares of our common stock, $0.01 par value (common stock), outstanding held by approximately 26,300 shareholders of record. Our common stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Board of Directors declared a dividend of $0.12 per share of common stock in February 2006 and dividends of $0.14 per share of common stock in May, August and November 2006, as well as a dividend of $0.10 per share of common stock in February 2005 and dividends of $0.12 per share of common stock in May, August and November 2005. We paid a total of $18.8 million and $15.7 million in dividends to shareholders in 2006 and 2005, respectively.

The following table sets forth, for the periods indicated, the high and low sales prices of common stock as reported on principal exchanges.

	2006 Sales Prices		2005 Sales Prices
	High	Low	High	Low

First quarter	$50.93	$41.97	$35.95	$30.49
Second quarter	$48.24	$37.11	$39.36	$31.90
Third quarter	$44.34	$37.60	$43.80	$38.64
Fourth quarter	$47.99	$39.60	$46.94	$39.36

Item 6.	Selected Financial Data.*

	2006	2005	2004	2003	2002
	(Dollars in millions, except per share data)

Statement of Operations Data:
Net revenue	$1,584.7	$1,258.1	$1,173.7	$1,110.6	$1,013.6
Gross profit	344.1	302.1	287.8	320.6	313.0
Selling, general and administrative	174.0	146.3	161.5	163.9	173.6
Research and development	50.0	51.3	56.5	56.4	50.5
Litigation	—	—	—	(1.0)	(6.4)
Restructuring and other	11.9	1.2	25.2	(0.7)	(4.0)
Gain on sale of Color Proofing and Color Software business	—	—	—	(11.1)	—
Loan impairment	—	—	—	4.6	—
Operating income	108.2	103.3	44.6	108.5	99.3
Income from continuing operations	75.2	81.8	36.5	74.9	66.1
Net income	76.4	87.9	29.9	82.0	75.1
Earnings per common share from continuing operations:
Basic	2.17	2.41	1.04	2.11	1.89
Diluted	2.14	2.36	1.03	2.06	1.86
Net earnings per common share:
Basic	2.21	2.59	0.85	2.31	2.15
Diluted	2.17	2.54	0.84	2.26	2.11
Balance Sheet Data:
Working capital	$485.3	$643.1	$510.8	$541.2	$532.2
Cash and cash equivalents(1)	252.5	483.0	397.1	411.4	474.7
Inventories, net	258.0	134.9	131.3	159.4	139.0
Property, plant and equipment, net	178.0	195.0	214.4	226.5	181.5
Total assets	1382.9	1,146.2	1,110.6	1,172.8	1,119.9
Long-term debt	—	—	—	—	—
Total liabilities	436.6	290.9	323.8	352.5	381.4
Total shareholders’ equity	946.3	855.3	786.8	820.3	738.5
Other Information:
Current ratio	2.2	3.6	2.9	2.8	2.7
Days sales outstanding(2)	56	46	45	46	43
Days of inventory supply(2)	72	56	53	71	70
Return on average assets(3)	5.9%	7.2%	3.2%	6.5%	6.1%
Return on average equity(3)	8.3%	10.0%	4.5%	9.6%	9.5%
Dividends per common share	$0.54	$0.46	$0.38	$0.24	$—
Capital expenditures	$16.0	$21.6	$35.8	$75.1	$42.6
Number of employees	2,070	2,100	2,550	2,800	2,800

*	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the financial information presented in this table.

(1)	We invested certain funds in active cash management and classified those investments in other current assets or other assets depending on remaining maturity. These amounts represented $24.6 million, $42.5 million and $13.4 million as of December 31, 2005, 2004 and 2003, respectively, in addition to cash and equivalents. These investments have since matured, which resulted in no active cash management investment balance for the year ended December 31, 2006.

(2)	These operational measures, which we regularly use, are provided to assist in the investor’s further understanding of our operations. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that are reflected in the net accounts receivable balance. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days.

(3)	Return percentages are calculated using income from continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview

Imation is a leading provider of removable data storage media products designed to help our customers capture, create, protect, preserve and retrieve valuable digital assets. Our business-to-business customers range from managers of large data centers to distributed network administrators to small business owners who rely on our tape cartridges for data processing, security, business continuity, backup and archiving applications. For personal storage needs, our customers rely on our recordable optical discs, USB flash drives, flash cards and removable hard drives to store, edit and manage data, photos, video, images and music on business and home computers. Our products are sold in approximately 100 countries.

The data storage market presents attractive growth opportunities as well as challenges. Demand for storage capacity is growing rapidly. New formats deliver greater capacity in a single piece of storage media, which results in overall revenue growth being lower than the overall growth in demand for storage capacity. The market is highly competitive, characterized by continuing changes in technology, ongoing variable price erosion, diverse distribution channels and a large variety of brands and formats for tape, optical, flash and removable hard disk products which may be subject to consolidation.

We deliver a broad portfolio of products across multiple brands through diverse distribution channels and geographies. Success in the market is dependent on several factors, including being early to market with new formats and having efficient manufacturing, sourcing and supply chain operations, working closely with leading OEMs to develop new formats or enhancements to existing formats, offering a broad assortment of products across multiple competing drive technology platforms, having broad geographic and market coverage and maintaining strong brand management capabilities across diverse distribution channels.

The highest revenue growth opportunities include removable flash memory, recordable optical discs, newer tape formats in open system environments and a newer product category, removable hard disks. These higher revenue growth opportunities provide revenue streams that are typically at lower gross profit margins than our historical gross profit margins on our proprietary magnetic media products.

Our strategy is to maintain a relatively flat and efficient operating structure as we take advantage of these growth opportunities by establishing strategic sourcing, brand distribution and licensing arrangements. For example, while we have manufacturing operations and intellectual property, including patents and know-how across a broad range of storage-related media technologies, we also source products from third party manufacturers. As a result, our revenue is derived from a combination of manufactured and sourced products. We believe this strategy supports higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenue as well as a return on invested capital above our weighted average cost of capital. In addition, we are implementing lean enterprise principles that emphasize speed, quality and competitive cost across all key functions and processes.

Factors Affecting Comparability of our Financial Results

Memorex Acquisition

On April 28, 2006, we closed on the acquisition of substantially all of the assets of Memorex, including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, sourcing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. Memorex operating results are included in our consolidated results of operations from the date of acquisition. See Note 4 to the Consolidated Financial Statements for further information.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. Prior to our January 1, 2006 adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for time-based stock options granted prior to January 1, 2006, as options granted had no intrinsic value at the time of grant. For the year ended December 31, 2006, compensation expense recognized included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of, January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. See Note 3 to the Consolidated Financial Statements for further information. As a result of the adoption, 2006 included incremental stock-based compensation of $9.7 million.

Restructuring

As part of our efforts to improve efficiencies and reduce costs, we continually evaluate our workforce and infrastructure and make adjustments we deem appropriate. We believe that the fundamental shift to more efficient global delivery is crucial to maintaining a long-term competitive cost structure. Efficiency was gained through the implementation of various restructuring programs in 2006, 2005 and 2004. See Note 9 to the Consolidated Financial Statements for further information.

Defined Benefit Pension Plans

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement changes financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS 158 on December 31, 2006. Our adoption of SFAS 158 on December 31, 2006 had no impact on our earnings.

Executive Summary

2006 Highlights

•	We completed the acquisition of Memorex and we have substantially completed the integration of this business with our existing operations.

•	In conjunction with the Memorex acquisition, we consolidated substantially all U.S. inventory and distribution operations into our Southaven, Mississippi facility.

•	In conjunction with our second quarter 2006 acquisition of Memorex, we reorganized our operational structure and our reportable segments to reflect how we manage our business. Our business is now organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific.

•	We introduced the blue laser technology and manufacturing capability to support the introduction of recordable Blu-ray and HD-DVD discs for use in digital High Definition (HD) broadcast and video recording as well as high-capacity data storage.

2006 Consolidated Results of Operations

•	Revenue of $1,584.7 million in 2006 was up 26.0 percent due to the Memorex acquisition compared with revenue of $1,258.1 million in 2005.

•	Gross margin of 21.7 percent in 2006 was down from 24.0 percent in 2005, due mainly to product mix shifts as anticipated with the Memorex acquisition. Gross profit rose to $344.1 million in 2006 compared with $302.1 million in 2005.

•	Selling, general and administrative expense was 11.0 percent of revenue in 2006, which represents a record low as a percent of revenue, compared with 11.6 percent in 2005.

•	Operating income was $108.2 million in 2006, an increase of $4.9 million or approximately five percent from 2005.

2006 Cash Flow/Financial Condition

•	Cash flow from operations totaled $97.5 million in 2006, representing nearly 30 percent of the Memorex acquisition cost, compared with $87.7 million in 2005.

•	Total cash and liquid investments totaled $252.5 million at year-end.

•	The Board of Directors declared dividends of $0.12 per share in February 2006, and $0.14 per share in May, August and November 2006, which represents our fourth year of paying dividends and our third consecutive annual dividend increase.

Results of Operations

Net Revenue

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)

Net revenue	$1,584.7	$1,258.1	$1,173.7	26.0%	7.2%

Our worldwide 2006 revenue growth over 2005 was driven by volume increases of approximately 35 percent, partially offset by price declines of approximately 9 percent. The foreign currency benefit was less than one percent. The revenue increase in 2006 was driven by growth in our optical and USB flash drive products, primarily due to the addition of Memorex brand revenue of $308.8 million as well as revenue from GDM.

Our worldwide 2005 revenue growth over 2004 was driven by volume increases of approximately 17 percent and a foreign currency benefit of approximately one percent, partially offset by price declines of approximately 11 percent. The revenue increase in 2005 was driven by growth in our optical products, including our GDM joint venture with MBI, USB flash drives and certain tape cartridge formats, particularly LTO 2 and LTO 3.

Gross Profit

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Gross profit	$344.1	$302.1	$287.8
Gross margin	21.7%	24.0%	24.5%

Our gross margin as a percent of revenue decreased in 2006 as compared with 2005, and was driven by changes in our product mix, as we had expected. This product mix change is primarily due to the acquisition of Memorex, which has a business model that carries products with lower gross margin percentages and lower operating expense ratios. On a product by product basis, our margin percentage showed improved performance in 2006 in magnetic, optical and USB flash drive product categories when compared with 2005.

Our 2005 gross margin was substantially in line with our 2004 gross margin, however, the 2004 gross margin was impacted by certain items discussed below. Two factors negatively impacting gross margin in 2004 were inventory-related charges as well as start-up costs related to our coating facility in Weatherford, Oklahoma. The inventory-related charges were driven by competitive market pricing during the second quarter of 2004, which caused inventory valuation write-downs of $6.0 million (recorded as cost of goods sold) and price protection payments of $3.0 million (recorded as reductions of revenue). The start-up costs were incurred as resources were added ahead of the commencement of production on our Weatherford coater. Improvement in the performance of the new coater caused gross margin to improve by 1.3 percentage points when comparing 2005 with 2004. This improvement, however, was more than offset by the decrease in gross margin due to a higher proportion of lower gross margin products in the overall sales mix.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)

Selling, general and administrative	$174.0	$146.3	$161.5	18.9%	−9.4%
As a percent of revenue	11.0%	11.6%	13.8%

Our 2006 increase in SG&A expense was due to the addition of Memorex SG&A expense, additional intangible amortization from the Memorex acquisition of approximately $7 million and incremental stock-based compensation expense due to the adoption of SFAS 123(R) of $7.6 million, partially offset by reduced spending. As a percentage of revenue, SG&A decreased to a record low due to the overall revenue increase and our restructuring program discussed below.

Our 2005 decrease in SG&A expense was due to various cost reduction efforts taken during 2004 and our continued focus on controlling spending and implementing an efficient cost structure in all geographic areas. The decrease in SG&A as a percentage of revenue in 2005 was also due to our overall revenue growth.

Research and Development (R&D)

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)

Research and development	$50.0	$51.3	$56.5	−2.5%	−9.2%
As a percent of revenue	3.2%	4.1%	4.8%

Our 2006 R&D expense remained essentially flat compared with 2005. The 2005 R&D expense decrease was related to cost reduction efforts taken during 2004 as we focused resources on higher priority projects within the R&D organization.

Restructuring and Other

The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Restructuring
Severance and severance related expense	$8.6	$—	$18.9
Lease termination costs and other	1.4	1.6	0.6
Reversal of severance and severance related expense from prior restructuring programs	(0.9)	(0.4)	(0.4)

	9.1	1.2	19.1
Asset impairments	2.8	—	6.1

Total	$11.9	$1.2	$25.2

In 2006, we recorded net restructuring charges of $9.1 million mainly related to the restructuring program which began in the second quarter of 2006, as well as first quarter charges related to employee reductions in our Wahpeton,

North Dakota and Camarillo, California production facilities. We also incurred asset impairment charges of $2.8 million related to the abandonment of certain manufacturing assets and purchased intellectual property.

In 2005, we recorded net restructuring charges of $1.2 million primarily for facility closing costs associated with the Tucson, Arizona production facility closing.

In 2004, we recorded net restructuring charges of $19.1 million to simplify structure, improve decision making speed and lower overall operating costs. The charges included the costs for employee separation programs related mainly to the closure of our Tucson, Arizona production facility that was announced in the second quarter of 2004 as well as the restructuring program announced in the fourth quarter of 2004. We also recognized asset impairment charges of $6.1 million mainly related to the decision to discontinue various product development strategies as development efforts were focused on fewer projects. See Note 9 to the Consolidated Financial Statements for further information.

Operating Income

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)

Operating income	$108.2	$103.3	$44.6	4.7%	131.6%
As a percent of revenue	6.8%	8.2%	3.8%

Our 2006 increase in operating income was mainly attributed to revenue growth and cost reduction efforts. Our 2006 operating income was negatively impacted by restructuring and other charges of $11.9 million that were incurred as we reorganized and simplified our structure in conjunction with the Memorex acquisition, as well as incremental stock-based compensation expense of $9.7 million due to the adoption of SFAS 123(R). Our improved operating income in 2005 over 2004 was due to lower restructuring and other charges as well as reduced SG&A expense as a result of our 2004 restructuring program.

Other (Income) and Expense

	Years Ended December 31,
	2006		2005		2004
	(Dollars in millions)

Interest expense	$1.0		$0.7		$0.6
Interest income	(12.6)		(11.6)		(5.1)
Other expense, net	8.0		7.5		5.2

Other (income) and expense:	$(3.6)		$(3.4)		$0.7
As a percent of revenue	−0	.2%	−0	.3%	0.1%

Our 2006 increase in interest income was primarily attributed to interest income from higher interest rates, partially offset by the decline in cash balances due to the acquisition of Memorex. Our 2005 increased interest income was primarily attributed to interest income from higher invested cash balances and higher interest rates. Other expense included net investment losses of $3.4 million, $2.6 million and $0.2 million in 2006, 2005 and 2004, respectively.

Income Taxes

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Income taxes	$36.6	$24.9	$7.4
Effective tax rate	32.7%	23.3%	16.9%

Our 2006 tax rate benefited from favorable resolutions of various tax matters, the largest of which related to a net benefit of $10.4 million for the settlement of a long-standing tax dispute in the Netherlands, offset by a charge of $8.2 million associated with the reorganization of our international tax structure. Our 2005 tax rate benefited from a favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit of $12.0 million (or $0.35 per diluted share). The matter involved the U.S. treatment of tax benefits associated with changes to our European structure initiated in 2000 that were approved by U.S. tax authorities in the first quarter of 2005, resulting in the reversal of an income tax accrual. Our 2004 tax rate benefited from a one-time tax benefit of $4.1 million associated with the favorable resolution of a European tax matter, as well as lower taxable income in the United States in part due to restructuring and other charges incurred during the year. See Note 10 to the Consolidated Financial Statements for additional information.

Income (Loss) from Discontinued Operations

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)

Income (loss) from discontinued operations, net of income taxes	$1.2	$6.1	$(6.6)	−80.3%	n/m

n/m: not meaningful

In 2006, we recorded a gain of $1.2 million in discontinued operations, net of income tax, related to the contingent consideration of $2.3 million received in full satisfaction of all future outstanding payments from Nekoosa Coated Products, LLC, including the outstanding note receivable, as a result of the sale of the Specialty Papers business in 2005 (see Note 5 to the Consolidated Financial Statements for further details). In 2005, we recorded a gain of $4.6 million, net of income tax, related to the sale of the Specialty Papers business and $1.5 million as the after-tax income from operations of the Specialty Papers business. In 2004, we recorded a net loss of $12.4 million primarily related to the settlement of the Jazz Photo litigation from our Photo Color Systems business that was sold in 1999 (see Note 18 to the Consolidated Financial Statements). In addition, we recorded $5.8 million as the after-tax income from discontinued operations related to the Specialty Papers business.

Segment Results

During the second quarter of 2006, we reorganized our operational structure following the Memorex acquisition. As a result, we changed our reportable segments to reflect how we manage our business. We operate in one industry segment selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the regional segments. We believe this avoids distorting the operating income for the regional segments. See Note 15 to the Consolidated Financial Statements for further details.

Information related to our segments was as follows:

Americas

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)

Net revenue	$838.9	$577.3	$562.0	45.3%	2.7%
Operating income	128.9	108.0	97.3	19.4%	11.0%
As a percent of revenue	15.4%	18.7%	17.3%

The Americas segment was our largest segment comprising approximately 53 percent, 46 percent and 48 percent of our total consolidated revenue in 2006, 2005 and 2004, respectively. The Americas net revenue growth of 45.3 percent in 2006 was driven by additional revenue from the Memorex acquisition of $275.1 million, offset partially by declines in magnetic products. The Americas net revenue growth of 2.7 percent in 2005 was driven by additional revenue from USB flash drive and optical products, partially offset by the decline in magnetic products.

The decline of 2006 operating income as a percentage of revenue for our Americas segment was due to our anticipated product mix migration as we realized increases in revenue from optical and USB flash drive products, which carry lower gross margins than some of our magnetic products. The 2005 increase of operating income as a percentage of revenue was due to improved margins in the optical and USB flash drive product categories, partially offset by decreased revenue from magnetic products which are higher margin products.

Europe

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
	(Dollars in millions)

Net revenue	$524.3	$456.2	$380.8	14.9%		19.8%
Operating income	48.1	51.3	29.9	−6	.2%	71.6%
As a percent of revenue	9.2%	11.2%	7.9%

The 2006 net revenue growth for our Europe segment of 14.9 percent was driven by increased sales of optical media products as we benefited from growth in GDM, as well as additional revenue from the Memorex acquisition. The Memorex acquisition contributed $32.0 million to our 2006 European segment revenue. The net revenue of our base business in the Europe segment grew approximately 8 percent in 2006. The net revenue growth of 19.8 percent for Europe in 2005 was driven by increased sales of optical media products as we benefited from growth in GDM.

The decline in 2006 operating income as a percentage of revenue for our Europe segment was due to the growth in revenue from optical media products sold by GDM, which carry lower gross margins than some of our magnetic products as well as a slight decline in overall profitability. The increase in 2005 operating income as a percentage of revenue for our Europe segment was due to improved margins in optical products, partially offset by decreased revenue from magnetic products which carry higher margins. Our Europe segment also benefited from an SG&A decrease in 2005 related to our cost reduction efforts taken during 2004 and our focus on controlling spending and implementing an efficient cost structure.

Asia Pacific

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
	(Dollars in millions)

Net revenue	$221.5	$224.6	$230.9	−1	.4%	−2	.7%
Operating income	17.1	16.1	21.4	6.2%		−24	.8%
As a percent of revenue	7.7%	7.2%	9.3%

The Asia Pacific segment year-over-year net revenue declines were driven by an aggressive pricing environment as well as our focus on higher margin business.

The increase in 2006 operating income as a percentage of revenue for our Asia Pacific segment was due to controlled spending in an effort to improve operating margins as well as our focus on higher margin business. The decline in 2005 operating income as a percentage of revenue for our Asia Pacific segment was driven by lower sales and lower gross margins mainly in magnetic products.

Corporate and Unallocated

	Years Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(Dollars in millions)

Operating loss	$(85.9)	$(72.1)	$(104.0)	19.1%	−30.7%

The corporate and unallocated operating amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the regional segments. The increased operating loss in 2006 was attributed to costs of $11.9 million associated with our 2006 restructuring programs, as well as incremental stock-based compensation expense of $9.7 million. The lower operating loss in 2005 was attributed to costs of $25.2 million associated with our 2004 restructuring programs, as well as a decrease in our R&D spending.

Financial Position

As of December 31, 2006, the cash and cash equivalents balance was $252.5 million, a decrease of $230.5 million compared to December 31, 2005. The decrease was due to the net cash payment for the Memorex acquisition of $332.2 million and capital expenditures of $16.0 million. These outflows were partially offset by operating cash flows of $97.5 million and proceeds from sales of investments of $28.9 million. As of December 31, 2005, we had other cash investments of $24.6 million related to investment grade interest bearing securities with original maturities greater than three months that were classified as other current assets. Our other cash investments as of December 31, 2005 matured in 2006, and as a result, there were no cash investments in other current assets as of December 31, 2006.

Accounts receivable days sales outstanding was 56 days as of December 31, 2006, up 10 days from December 31, 2005. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. The majority of the 2006 increase was due to an increased presence in retail channels from our Memorex acquisition which carries relatively higher payment terms than the rest of our business. Days of inventory supply was 72 days as of December 31, 2006, up 16 days compared with 56 days as of December 31, 2005. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in 2006 was driven by higher inventories associated with Memorex as well as increases in our base business.

Intangible assets were $230.2 million as of December 31, 2006, compared with $7.6 million as of December 31, 2005. The increase in net intangible assets was attributed to $231.0 million of identifiable intangible assets arising from the Memorex acquisition.

Goodwill was $67.6 million as of December 31, 2006, compared with $12.3 million as of December 31, 2005. The increase in goodwill was attributed to $55.3 million of goodwill arising from the Memorex acquisition.

In late 2003, we paid $20.0 million to enter into a tape media distribution agreement with Exabyte whereby we became the exclusive distributor of Exabyte media including the VXA class of tape cartridges. This transaction resulted in an intangible asset of $18.5 million. On October 31, 2005, we amended certain terms of the Exabyte distribution agreement whereby we agreed to lower the margin we earn on distribution in exchange for consideration of $10.3 million in the form of Exabyte common stock, preferred stock and warrants (collectively, stock holdings) and notes receivable with a corresponding offset to the original intangible asset recorded in conjunction with the execution of the original Exabyte distribution agreement.

Due to the decline in value of Exabyte common stock, we determined that other-than-temporary impairments in our investment in Exabyte holdings existed in 2006. Consequently, we reduced the carrying value of our Exabyte holdings by $4.2 million with a corresponding loss recorded in other expense in the Consolidated Statement of Operations. As of December 31, 2006, our Exabyte stock holdings had been fully written off.

The Exabyte notes receivables consisted of a $5.0 million note, bearing 10 percent interest beginning January 1, 2006, with interest only payments through 2007 and quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009. The notes receivables also consisted of a $2.0 million note bearing 10 percent interest through December 15, 2006, at which time the principal amount was due.

On November 20, 2006, Tandberg completed the acquisition of substantially all of the Exabyte assets and the Exabyte tape media distribution agreement was assigned to Tandberg. As a result of the acquisition, we restructured the Exabyte notes receivable agreement. In connection with the notes restructuring agreement, we received $1.0 million of the $2.0 million previously due December 15, 2006, and all interest accrued but not paid, on the outstanding notes receivables. Tandberg replaced the $5.0 million note with a $4.0 million note (the Note). The Note bears interest at 10 percent beginning November 20, 2007, payable quarterly with principal payments commencing on December 15, 2008 and continuing through December 15, 2010. In addition, in conjunction with the note restructuring agreement, Tandberg will increase the margin we earn on distribution by two percentage points, effective January 1, 2007, until such time that we recover the forgiven principal amount on both notes totaling $2.0 million. In connection with the restructuring of our notes receivable and distribution agreements, we recorded a loss of $0.4 million during 2006, which represents lost interest income on the notes receivable. The collection of the note receivable and realization of the intangible asset is dependent on the continued success of our relationship with Tandberg. At December 31, 2006, we believe the recorded note is collectible. However, future events may impact this assessment.

Accounts payable were $227.3 million as of December 31, 2006, compared with $131.8 million as of December 31, 2005. The increase in accounts payable was mainly attributed to the Memorex acquisition.

Other current liabilities were $140.6 million as of December 31, 2006, compared with $91.1 million as of December 31, 2005. The increase in current liabilities was attributed to the liability for rebates, which increased $35.8 million due mainly to the acquisition of Memorex.

Liquidity and Capital Resources

Cash provided by operating activities was $97.5 million in 2006. The major driver was net income as adjusted for non-cash items of $139.6 million, offset by working capital changes of $42.1 million. Net income as adjusted for significant non-cash items included net income of $76.4 million adjusted for depreciation and amortization of $38.4 million, stock-based compensation of $11.0 million, deferred income taxes of $9.7 million and asset impairments of $7.2 million. Significantly higher revenue drove working capital during the year, including increases in receivables and inventories, using working capital of $37.6 million and $49.3 million, respectively, offset by an increase in accounts payable, providing working capital of $30.5 million. Large cash outflows in 2006 included tax payments of $22.0 million, restructuring payments of $13.2 million and pension funding of $13.2 million.

Cash provided by operating activities was $87.7 million in 2005. The major driver was net income as adjusted for non-cash items of $150.5 million, offset by working capital changes of $41.9 million as well as by payment of a litigation settlement from discontinued operations recorded in 2004 of $20.9 million for the Jazz Photo litigation. Net income as adjusted for significant non-cash items included net income of $87.9 million adjusted for depreciation and amortization of $38.3 million, and deferred income taxes of $23.9 million. Certain factors related to generally higher revenue levels impacted working capital during the year, including increases in receivables and inventories, using working capital of $26.7 million and $11.9 million, respectively, offset by an increase in accounts payable, providing working capital of $9.4 million. Large cash outflows in 2005 included restructuring payments of $14.9 million, pension funding of $14.8 million and tax payments of $5.2 million.

Cash provided by operating activities was $128.1 million in 2004. The major driver was net income as adjusted for non-cash items of $90.9 million plus cash provided by working capital changes of $16.3 million. Net income as adjusted for significant non-cash items included net income of $29.9 million adjusted for depreciation and amortization of $46.3 million and a pre-tax charge of $20.9 million associated with the settlement of the Jazz Photo litigation. Several factors impacted working capital changes including decreases in inventories and receivables providing working capital of $31.2 million and $21.0 million, respectively, offset by decreases in accrued payroll and other current liabilities as well as accounts payable, using working capital of $26.7 million and $17.3 million, respectively. Large cash outflows in 2004 included $18.3 million of tax payments, $14.4 million of pension funding and $4.4 million of restructuring payments.

Cash used in investing activities was $314.1 million in 2006. Investing activity in 2006 included the net cash payments for the Memorex acquisition of $332.2 million and capital spending of $16.0 million, offset by net investment proceeds of $28.6 million ($0.3 million of purchases and $28.9 million of proceeds from sales of investments).

Cash provided by investing activities was $14.6 million in 2005. Capital spending totaled $21.6 million and net investment proceeds were $15.3 million ($16.1 million of purchases and $31.4 million of proceeds from sales of investments) in 2005. The 2005 investing activities were also impacted by proceeds of $16.0 million from the sale of Specialty Papers.

Cash used in investing activities was $62.3 million in 2004. Capital spending totaled $35.8 million and net investment purchases were $30.3 million ($41.7 million of purchases and $11.4 million of proceeds from sale of investments) in 2004. Investing activities in 2004 included $3.0 million related to contingent consideration received on the 2002 sale of the North America DSS business.

Cash used in financing activities was $19.4 million in 2006, as compared to $7.5 million in 2005 and $85.2 million in 2004. Cash usages in 2006 were driven by share repurchases of $35.6 million and dividend payments of $18.8 million, offset by cash inflows of $31.7 million related to the exercise of stock options. Cash usages in 2005 were driven by share repurchases of $15.9 million and dividend payments of $15.7 million, offset by cash inflows of $24.1 million related to the exercise of stock options. Cash usages in 2004 were driven by share repurchases of $90.5 million and dividend payments of $13.2 million, offset by cash inflows of $18.5 million related to the exercise of stock options.

As of December 31, 2006, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding, and we complied with all covenants under the Credit Agreement, as of December 31, 2006.

In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of December 31, 2006 and 2005, there were no borrowings outstanding under such arrangements.

In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During 2006, 2005 and 2004, we repurchased 0.9 million shares, 0.5 million shares and 2.7 million shares, respectively. As of December 31, 2006, we had repurchased 3.6 million shares under the latest authorization and held, in total, 7.9 million shares of treasury stock acquired at an average price of $23.27 per share. Authorization for repurchases of an additional 2.4 million shares remains outstanding as of December 31, 2006.

We paid cash dividends of $0.54 per share or $18.8 million during 2006, $0.46 per share or $15.7 million during 2005, and $0.38 per share or $13.2 million during 2004. Any future dividends are at the discretion of and subject to the approval of Imation’s Board of Directors.

We contributed $13.2 million to our defined benefit pension plans during 2006. Based on this funding, as well as the market performance on plan assets, we ended 2006 with an aggregate net funded status of $9.8 million, an improvement from the $18.7 million aggregate unfunded status at the end of 2005. We expect pension contributions to be in the range of $7 million to $10 million in 2007, depending on asset performance and interest rates. We estimate that we will have pension contributions of approximately $0.7 million required by statute for 2007.

Our liquidity needs for 2007 include the following: capital expenditures in the range of $15 million to $20 million, restructuring payments of approximately $4 million, pension funding in the range of $7 million to $10 million, operating lease payments of approximately $13 million (see Note 13 to the Consolidated Financial Statements) and any amounts associated with the repurchase of common stock under the authorization discussed above or any dividends that may be paid upon approval of the Board of Directors. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.

Off-Balance Sheet Arrangements

Other than the operating lease commitments discussed in Note 13 to the Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.

Summary of Contractual Obligations

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Operating leases	$37.8	$12.0	$17.2	$6.4	$2.2
Purchase obligations (1)	194.8	194.6	0.2	—	—
Other long-term liabilities (2)	59.1	5.8	1.7	1.0	50.6

Total	$291.7	$212.4	$19.1	$7.4	$52.8

(1)	The majority of the purchase obligations consist of 90-day rolling estimates. Each month, we provide various suppliers with rolling forecasts of our demand for products for the next three months. The forecasted amounts are generally binding on us as follows: 100 percent for the first month, 75 percent for the second month and 50 percent for the third month.

(2)	Except for the sale-leaseback payments recorded in long-term liabilities, timing of payments for the vast majority of the remaining long-term liabilities, primarily consisting of pension, cannot be reasonably determined and as such have been included in the “More Than 5 Years” category.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates to ensure they are consistent with historical experience and the various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and could materially impact our results of operations.

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Income Tax Accruals and Valuation Allowances.  When preparing the Consolidated Financial Statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. In the event there is a significant unusual or one-time item recognized in the results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred.

Tax law requires certain items to be included in our tax return at different times than the items are reflected in the results of operations. As a result, the annual effective tax rate reflected in the results of operations is different than that reported on the tax return (i.e., the cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the expense has already been recorded in the Consolidated Statements of Operations. We must assess the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to uncertainties related to our ability to utilize some portion of deferred tax assets, a valuation allowance of $9.4 million has been recorded as of December 31, 2006, resulting in a net deferred tax asset of $36.6 million. Deferred tax liabilities generally represent items for which a deduction has already been taken in the tax return, but the items have not been recognized as expenses in the results of operations. Significant judgment is required in evaluating tax positions and in determining the provision for income taxes, as well as deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets.

We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we recognize we may ultimately not prevail in defending those positions. The reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest. These reserves relate to various tax years subject to audit by taxing authorities. We believe that the current tax reserves are adequate and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from current estimates and assumptions and could impact the provision for income taxes reflected in the Consolidated Statements of Operations. Unfavorable settlement of any particular issue would likely require the use of cash. Favorable resolution could result in reduced income tax expense in our Consolidated Statements of Operations in the future.

Litigation.  Management’s current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, management believes that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2006, would not be material to our financial position. As additional information becomes available, potential liability related to pending litigation will be assessed and estimates will be revised as necessary.

Stock-Based Compensation.  Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is the vesting period. We elected the modified-prospective method when adopting SFAS 123(R), under which prior periods are not retroactively revised. The valuation provisions of SFAS 123(R) apply to awards granted after the effective date. Estimated stock-based compensation expense for awards granted prior to the effective date but that remain unvested on the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These variables are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

Expected volatilities are based on historical volatility of our stock. The risk-free interest rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics.

Developing these assumptions requires us to use significant judgment and involves analyzing available historical data, adjusting historical data for future expectations and appropriately weighting each of the inputs. These assumptions are evaluated and revised as necessary based on changes in market conditions and historical experience.

Goodwill and Other Intangibles.  We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, Goodwill and Other Intangible Assets.  Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment. Under certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using the straight-line method and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend for a significant time frame and, by their nature, are difficult to determine. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in our estimates.

Intangible assets are amortized using methods that approximate the benefit provided by utilization of the assets. In determining the remaining useful life of a trade name, we consider the following: (1) the overall strength of the trade name in the market in terms of market awareness and market share, (2) the length of time that the trade name has been in existence, (3) the period of time over which the trade name is expected to remain in use and (4) the strength of the trade name and its perseverance through changes in the data storage industry.

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

Beginning in 2006, the reportable segments were changed to the following: Americas, Europe and Asia Pacific. As a result, we reallocated goodwill to these reportable segments. We completed our annual impairment review of goodwill during the fourth quarter of 2006 and noted no impairment of goodwill.

Excess Inventory and Obsolescence Accruals.  We write down our inventory for estimated excess and obsolescence to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, adjustments to these reserves may be required. As of December 31, 2006, the excess inventory and obsolescence accrual was $10.3 million.

Rebates.  We maintain an accrual for customer rebates that totaled $65.3 million as of December 31, 2006. This accrual requires a program-by-program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.

Other Accrued Liabilities.  We also have other accrued liabilities, including uninsured claims and pensions. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.

We sponsor defined benefit pension plans in both U.S. and foreign entities. Expenses and liabilities for the pension plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on plan assets and projected salary increases. The annual measurement date for these assumptions is December 31. Note 16 to the Consolidated Financial Statements includes disclosures of these assumptions for both the U.S. and international plans.

The discount rate assumptions are tied to portfolios of long-term high quality bonds and are, therefore, subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate used in calculating the benefit obligation in the U.S. was 5.75 percent at December 31, 2006, as compared to 5.50 percent at December 31, 2005. A discount rate reduction of 0.25 percent increases U.S. pension plan expense (pre-tax) by approximately $0.1 million.

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

The rate of return used in calculating the pension expense for 2006, 2005 and 2004 was 8.0 percent. A change of 0.25 percent for the expected return on plan assets assumption will impact U.S. net pension plan expense (pre-tax) by approximately $0.3 million. Expected returns on asset assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. In the United States, we have used the rate of 4.75 percent for the past three years. Mortality assumptions were obtained from the 2000 Group Mortality Table.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that have an effect on a company’s financial statements accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement changes financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS 158 on December 31, 2006. Our adoption of SFAS 158 on December 31, 2006 had no impact on our earnings.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the SEC and in our reports to shareholders. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date such statement is made and we undertake no obligation to update such statement to reflect events or circumstances arising after such date.

2007 Outlook

The following statements are based on our current outlook for 2007. The 2007 outlook is subject to risks and uncertainties described below:

•	Our revenue is targeted between $1.775 billion and $1.825 billion, which represents growth of approximately 12 percent to 15 percent over 2006.

•	Operating income, including restructuring, is targeted to be in the range of $124 million to $129 million. We currently anticipate restructuring expense of approximately $1 million for 2007.

•	Diluted earnings per share from continuing operations is targeted between $2.29 and $2.42.

•	Capital spending is targeted in the range of $15 million to $20 million.

•	The tax rate is anticipated to be in the range of 36 percent to 38 percent, absent any one-time items that may occur.

•	Depreciation and amortization is targeted to be approximately $40 million.

Our business outlook is dependent on a variety of factors and is subject to the risks and uncertainties discussed under “Forward-Looking Statements” above and under “Risk Factors” in Item 1A of this Form 10-K.

Certain information which does not relate to historical financial information, including our outlook for fiscal year 2007, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully operate the Memorex product lines as an integrated entity; our ability to successfully defend our intellectual property, including the Memorex brand and patent licenses and the Philips patent cross license; continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand; our ability to meet our cost reduction and revenue growth targets; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits from the Moser Baer and other strategic relationships, including the GDM joint venture and Tandberg relationships; the competitive pricing environment and its possible impact on inventory valuations; foreign currency fluctuations; the outcome of any pending or future litigation including the Philips litigation; our ability to secure adequate supply of certain high demand products; the ready availability and price of energy; availability of key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products, as well as various factors set forth in Item 1A of this 10-K and from time to time in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks including volatility in foreign currency exchange rates, commodity price changes and credit risk. International operations, which comprised approximately 54 percent of our revenue in 2006, may be subject to various risks that are not present in domestic operations. The additional risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.

Our foreign currency hedging policy attempts to manage some of the foreign currency risks over near term periods; however, we cannot ensure that these risk management activities will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant. Although we attempt to utilize hedging to manage the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which we sell products or a weakening exchange rate against currencies in which we incur costs, our revenue or costs are adversely impacted.

In accordance with established policies and procedures, we may utilize derivative financial instruments, including forward exchange contracts, options and swap agreements to manage certain of these exposures. Factors that could impact the effectiveness of our hedging include the accuracy of our forecasts, the volatility of the currency markets and the availability of hedging instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes and we are not a party to leveraged derivative transactions. The utilization of derivatives and hedging activities is described more fully in Note 12 to the Consolidated Financial Statements.

As of December 31, 2006, we had $313.3 million notional amount of foreign currency forward and option contracts of which $67.8 million hedged recorded balance sheet exposures. This compares to $222.7 million notional amount of foreign currency forward and option contracts as of December 31, 2005, of which $43.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2006 by $12.2 million.

Our exposure to commodity price changes relates primarily to certain manufacturing operations that utilize aluminum ingot and petroleum-based products. We manage our exposure to changes in these prices through our procurement and sales practices. Significant unexpected increases in the price of or decreases in the supply of these products could have a material adverse impact on our business and financial results.

We are exposed to credit risk associated with cash investments and foreign currency derivatives. We do not believe that our cash investments and foreign currency derivatives present significant credit risks because the counterparties to the instruments consist of major financial institutions and we monitor and manage the notional amount of contracts entered into with each counterparty.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Imation Corp.:

We have completed integrated audits of Imation Corp.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed the manner in which it accounts for share-based compensation and defined benefit pension plans as a result of adopting the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment and of Statements of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, respectively.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Memorex International Inc. from its assessment of internal control over financial reporting as of December 31, 2006, because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Memorex International Inc. from our audit of internal control over financial reporting. Memorex International Inc. is a wholly-owned subsidiary of the Company whose total assets and total net sales represented 20.4% and 19.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, MN
February 22, 2007

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In millions, except per share amounts)

Net revenue	$1,584.7	$1,258.1	$1,173.7
Cost of goods sold	1,240.6	956.0	885.9

Gross profit	344.1	302.1	287.8
Operating expense:
Selling, general and administrative	174.0	146.3	161.5
Research and development	50.0	51.3	56.5
Restructuring and other	11.9	1.2	25.2

Total	235.9	198.8	243.2
Operating income	108.2	103.3	44.6
Other (income) and expense:
Interest expense	1.0	0.7	0.6
Interest income	(12.6)	(11.6)	(5.1)
Other expense, net	8.0	7.5	5.2

Total	(3.6)	(3.4)	0.7
Income from continuing operations before income taxes	111.8	106.7	43.9
Income tax provision	36.6	24.9	7.4

Income from continuing operations	75.2	81.8	36.5
Discontinued operations:
Income from operations of discontinued businesses, net of income taxes	—	1.5	5.8
Gain (loss) on disposal of discontinued businesses, net of income taxes	1.2	4.6	(12.4)

Income (loss) from discontinued operations	1.2	6.1	(6.6)
Net income	$76.4	$87.9	$29.9

Earnings (loss) per common share – basic:
Continuing operations	$2.17	$2.41	$1.04
Discontinued operations	$0.03	$0.18	$(0.19)
Net income	$2.21	$2.59	$0.85
Earnings (loss) per common share – diluted:
Continuing operations	$2.14	$2.36	$1.03
Discontinued operations	$0.03	$0.18	$(0.19)
Net income	$2.17	$2.54	$0.84

Weighted average basic shares outstanding	34.6	33.9	35.0

Weighted average diluted shares outstanding	35.2	34.6	35.6

Cash dividends paid per common share	$0.54	$0.46	$0.38

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In millions, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$252.5	$483.0
Accounts receivable, net	308.1	194.7
Inventories, net	258.0	134.9
Other current assets	58.3	75.6

Total current assets	876.9	888.2
Property, plant and equipment, net	178.0	195.0
Intangible assets, net	230.2	7.6
Goodwill	67.6	12.3
Other assets	30.2	43.1

Total assets	$1,382.9	$1,146.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$227.3	$131.8
Accrued payroll	23.7	22.2
Other current liabilities	140.6	91.1

Total current liabilities	391.6	245.1
Other liabilities	45.0	45.8
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,048.9	1,046.7
Retained earnings	172.6	120.5
Accumulated other comprehensive loss	(91.4)	(106.6)
Unearned compensation	—	(4.4)
Treasury stock, at cost, 7.9 million and 8.4 million shares as of December 31, 2006 and 2005, respectively	(184.2)	(201.3)

Total shareholders’ equity	946.3	855.3

Total liabilities and shareholders’ equity	$1,382.9	$1,146.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated	Unearned ESOP
		Additional		Other	Shares and		Total
	Common	Paid-in	Retained	Comprehensive	Other	Treasury	Shareholders’
	Stock	Capital	Earnings	Loss	Compensation	Stock	Equity
	(In millions, except per share amounts)

Balance as of December 31, 2003	$0.4	$1,037.3	$49.4	$(97.6)	$—	$(169.2)	$820.3
Purchase of treasury stock (2,658,000 shares)						(90.5)	(90.5)
Exercise of stock options (807,836 shares)		(0.4)	(9.0)			27.9	18.5
Restricted stock grants (56,761 shares) and other		0.3			(1.7)	1.9	0.5
401(k) matching contribution (123,022 shares)		0.2				4.3	4.5
Tax benefit from shareholder transactions		4.3					4.3
Dividend payments			(13.2)				(13.2)
Comprehensive income:
Net income			29.9				29.9
Net change in cumulative translation adjustment				5.0			5.0
Minimum pension liability adjustments (net of income tax provision of $1.9)				3.2			3.2
Cash flow hedging (net of income tax provision of $2.1)				4.3			4.3

Comprehensive income							42.4

Balance as of December 31, 2004	0.4	1,041.7	57.1	(85.1)	(1.7)	(225.6)	786.8

Purchase of treasury stock (453,300 shares)						(15.9)	(15.9)
Exercise of stock options (968,953 shares)		(0.4)	(8.4)			32.9	24.1
Restricted stock grants (113,461 shares) and other			(0.4)		(2.7)	4.1	1.0
401(k) matching contribution (91,790 shares)		0.4				3.2	3.6
Tax benefit from shareholder transactions		5.0					5.0
Dividend payments			(15.7)				(15.7)
Comprehensive income:
Net income			87.9				87.9
Net change in cumulative translation adjustment				(19.3)			(19.3)
Minimum pension liability adjustments (net of income tax benefit of $1.0)				(2.6)			(2.6)
Cash flow hedging (net of income tax provision of $0.3)				0.4			0.4

Comprehensive income							66.4

Balance as of December 31, 2005	0.4	1,046.7	120.5	(106.6)	(4.4)	(201.3)	855.3

Purchase of treasury stock (865,400 shares)						(35.6)	(35.6)
Exercise of stock options (1,204,781 shares)		(8.8)	(5.5)			46.0	31.7
Restricted stock grants (96,960 shares) and other		(6.1)			4.4	3.5	1.8
401(k) matching contribution (80,501 shares)		0.2				3.2	3.4
Stock-based compensation related to options		8.8					8.8
Tax benefit from shareholder transactions		8.1					8.1
Dividend payments			(18.8)				(18.8)
Initial FAS 158 adjustment (net of income tax provision of $1.7)				(3.2)			(3.2)
Comprehensive income:
Net income			76.4				76.4
Net change in cumulative translation adjustment				13.4			13.4
Minimum pension liability adjustments (net of income tax benefit of $2.6)				4.6			4.6
Cash flow hedging (net of income tax provision of $0.3)				0.4			0.4

Comprehensive income							94.8

Balance as of December 31, 2006	$0.4	$1,048.9	$172.6	$(91.4)	$0.0	$(184.2)	$946.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Cash Flows from Operating Activities:
Net income	$76.4	$87.9	$29.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.1	33.0	37.0
Amortization	9.3	5.3	9.3
Deferred income taxes	9.7	23.9	(1.5)
Asset impairments	7.2	—	6.1
Gain on sale of Specialty Papers	(2.1)	(7.3)	—
Stock-based compensation	11.0	—	—
Excess tax benefit from exercise of stock options	(3.3)	—	—
Other	2.3	7.7	10.1
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(37.6)	(26.7)	21.0
Inventories	(49.3)	(11.9)	31.2
Other assets	1.5	(4.5)	8.1
Accounts payable	30.5	9.4	(17.3)
Accrued payroll and other liabilities	12.8	(8.2)	(26.7)
Litigation settlement from discontinued operation	—	(20.9)	20.9

Net cash provided by operating activities	97.5	87.7	128.1
Cash Flows from Investing Activities:
Capital expenditures	(16.0)	(21.6)	(35.8)
Acquisition of Memorex, net of cash acquired	(332.2)	—	—
Purchase of investments	(0.3)	(16.1)	(41.7)
Proceeds from sale of investments	28.9	31.4	11.4
Proceeds from sale of businesses	2.3	16.0	3.0
Other investing activities	3.2	4.9	0.8

Net cash provided by (used in) investing activities	(314.1)	14.6	(62.3)
Cash Flows from Financing Activities:
Purchase of treasury stock	(35.6)	(15.9)	(90.5)
Exercise of stock options	31.7	24.1	18.5
Dividend payments	(18.8)	(15.7)	(13.2)
Excess tax benefit from exercise of stock options	3.3	—	—

Net cash used in financing activities	(19.4)	(7.5)	(85.2)
Effect of exchange rate changes on cash and cash equivalents	5.5	(8.9)	5.1

Change in cash and equivalents	(230.5)	85.9	(14.3)
Cash and cash equivalents — beginning of year	483.0	397.1	411.4

Cash and cash equivalents — end of year	$252.5	$483.0	$397.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation

Background

Imation Corp. (Imation, the Company, we, us or our), a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. We develop, manufacture, source, market and distribute removable data storage media products. Through divestitures, we have exited all of the non-data storage businesses existing at the spin-off (see Note 5 to the Consolidated Financial Statements) such that the data storage business constituted all of our net revenue for all years presented.

Basis of Presentation

The consolidated financial statements include our accounts and our wholly- or majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant inter-company transactions have been eliminated. We have a 51 percent ownership interest in our Global Data Media subsidiary that was formed in 2003, as well as a 60 percent ownership interest in our subsidiary in Japan. Minority interest in the income and net assets of these subsidiaries is not material for the periods presented.

On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC located in Nekoosa, Wisconsin. This operation is presented in our Consolidated Statements of Operations as discontinued operations for all periods presented. Discontinued operations in previous periods also include expenses associated with the Jazz Photo Corp. (Jazz Photo) litigation (see Note 5 to the Consolidated Financial Statements).

Note 2 — Summary of Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported asset and liability amounts, and the contingent asset and liability disclosures at the date of the financial statements, as well as the revenue and expense amounts reported during the period. Actual results could differ from those estimates.

Foreign Currency.  Generally, local currencies are the functional currencies for our subsidiaries outside the United States. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Foreign currency transaction gains and losses are included in the results of operations. Income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is considered the functional currency, certain financial statement amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations.

Concentrations of Credit Risk.  We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue in 2006, 2005 or 2004.

Cash Equivalents.  Cash equivalents consisted of highly liquid investments purchased with original maturities of three months or less. These investments are carried at cost, which approximates fair value.

Trade Accounts Receivables and Allowances.  Trade accounts receivables are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. They are stated net of allowances, which primarily represent estimated amounts for expected customer returns, allowances and deductions for a variety of claims such as terms discounts or the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers, and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories.  Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis. We provide estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of net realizable value.

Investments.  We invest in interest bearing securities with original maturities ranging from three months to two years, which are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying amounts of such investments approximate fair value. Marketable equity securities that have readily determinable fair values are classified as available-for-sale and are reported at fair value. Unrealized gains and losses (net of income taxes) that are considered temporary in nature are recorded in accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets. Fair value is based on quoted market prices as of the end of the reporting period.

Our policy is to review our venture capital and minority equity securities classified as investments on a quarterly basis to determine if an other-than-temporary decline in fair value exists. The policy includes, but is not limited to, reviewing the revenue and income outlook, financial viability and management of each investment. If we determine that a decline in market value is other than temporary, a loss is recorded in other expense in the accompanying Consolidated Statements of Operations for all or a portion of the unrealized loss and a new cost basis in the investment is established.

Derivative Financial Instruments.  We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through operations. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive income (loss) in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses are generally recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains/losses included in non-operating expenses for foreign denominated payables and receivables-related hedge transactions. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is immediately recognized in operations.

Other Financial Instruments.  Our other financial instruments consist principally of cash and cash equivalents, certain investments and short-term receivables and payables for which their current carrying amounts approximate fair market value.

Property, Plant and Equipment.  Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are recorded at cost. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the related accounts and the gains or losses are reflected in the results of operations.

Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 20 to 40 years for buildings and 5 to 12 years for machinery and equipment. Leasehold and other improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangible Assets.  Intangible assets include trade names, customer relationships and other intangible assets acquired from an independent party. We capitalize certain external and internal costs related to the design and implementation of internally developed software, along with related interest. Intangible assets are amortized using methods that approximate the benefit provided by utilization of the assets. Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We have determined that no impairments existed as of December 31, 2006.

Goodwill.  Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We evaluate the carrying value of goodwill annually during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We perform the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill impairment test utilizing the two step process as outlined in SFAS No. 142, Goodwill and Other Intangible Assets.  Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of goodwill. We completed our annual impairment review of goodwill during the fourth quarter of 2006 and noted no impairment of goodwill. As of December 31, 2006, no factors were identified that would alter this assessment.

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our property and equipment and our intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.

Revenue Recognition.  We sell a wide range of data storage media products. Net revenue consists primarily of magnetic, optical and flash media product sales. We recognize revenue in accordance with Staff Accounting Bulleting No. 104, Revenue Recognition, which requires that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. Certain sales agreements may also include elements of services. For services, revenue is deferred and recognized over the life of the contracts as the services are performed. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Provisions for returns are recorded against sales based on historical experience. Taxes collected from customers and remitted to governmental authorities that were included in revenue in 2006, 2005 and 2004 were $52.0 million, $37.6 million and $38.0 million, respectively.

Shipping and Handling Costs.  Costs related to shipping and handling are included in cost of goods sold.

Research and Development Costs.  Research and development costs are charged to expense as incurred. Research and development costs include salaries, payroll taxes, employee benefit costs, supplies, depreciation and maintenance of research equipment as well as the allocable portion of facility costs such as rent, utilities, insurance, repairs, maintenance and general support services.

Advertising Costs.  Advertising and other promotional costs are expensed as incurred and were approximately $11 million, $16 million and $21 million in 2006, 2005 and 2004, respectively. Prepaid advertising costs were not significant at December 31, 2006 and 2005.

Rebates.  We provide rebates to our customers. Customer rebates are accounted for as a reduction of revenue at the time of sale based on an estimate of the cost to honor the related rebate programs.

Income Taxes.  We account for income taxes under the provisions of SFAS No. 109 (SFAS 109), Accounting for Income Taxes. Under the asset and liability method prescribed in SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Treasury Stock.  Our repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, we use a last-in, first-out method and the difference between repurchase cost and reissuance price is treated as an adjustment to equity.

Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the year ended December 31, 2006, compensation expense recognized included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on historical volatility of our stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 3 for additional information regarding stock-based compensation.

Prior to the adoption of SFAS 123(R), we presented tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as excess tax benefit from stock-based compensation in the Consolidated Statements of Cash Flows.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income, the effects of currency translation, unrealized gains and losses on cash flow hedges and other and minimum pension liability adjustments. Comprehensive income (loss) for all periods presented is included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).

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

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Weighted average number of basic shares outstanding during the period	34.6	33.9	35.0
Dilutive effect of stock-based compensation plans	0.6	0.7	0.6

Weighted average number of dilutive shares outstanding during the period	35.2	34.6	35.6

Options to purchase approximately 0.1 million, 0.9 million and 1.0 million shares of our common stock were outstanding as of December 31, 2006, 2005 and 2004, respectively, and were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that have an effect on a company’s financial statements accounted for in accordance with SFAS 109, Accounting for Income Taxes, as a result of positions taken or expected to be taken in a company’s tax return. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement changes financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS 158 on December 31, 2006. Our adoption of SFAS 158 on December 31, 2006 had no impact on our earnings.

The adjustments required to reflect the funded status of our defined benefit employee pension plans as of December 31, 2006 were as follows:

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158
	(In millions)

Other Assets
Deferred income taxes	$15.4	$0.9	$16.3
Other	15.6	(3.7)	11.9
Total assets	1,385.7	(2.8)	1,382.9
Other Liabilities
Pension	8.6	1.2	9.8
Deferred income taxes	6.5	(0.8)	5.7
Total liabilities	436.2	0.4	436.6
Shareholders’ Equity
Accumulated other comprehensive income	(88.2)	(3.2)	(91.4)
Total shareholders’ equity	949.5	(3.2)	946.3

Note 3 — Stock-Based Compensation

We have stock options and restricted stock outstanding under our 1996 Employee Stock Incentive Program (Employee Plan), our 1996 Directors Stock Compensation Program (Directors Plan), our 2000 Stock Incentive Plan (2000 Incentive Plan) and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively, the Stock Plans).

The Employee Plan was approved and adopted by 3M Company on June 18, 1996, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Employee Plan was not to exceed 6.0 million. The outstanding options are non-qualified, normally have a term of ten years, and generally become exercisable from one to five years after grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2000 Incentive Plan in May 2000, no further shares are available for grant under the Employee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Directors Plan was also approved and adopted by 3M Company, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Directors Plan was not to exceed 800,000. The outstanding options are non-qualified, normally have a term of ten years and generally become exercisable one year after grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the Directors Plan.

The 2000 Incentive Plan was approved and adopted by our shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that could have been issued or awarded under the 2000 Incentive Plan was not to exceed 4.0 million. The outstanding options are non-qualified, normally have a term of seven to ten years, and generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the 2000 Incentive Plan.

The 2005 Incentive Plan was approved and adopted by our shareholders on May 4, 2005, and became effective immediately. The 2005 Incentive Plan permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock and stock-based awards. The total number of shares of common stock that may be issued or awarded under the 2005 Incentive Plan may not exceed 2.5 million, of which the maximum number of shares that may be awarded pursuant to grants of restricted stock, restricted stock units and stock awards is 1.5 million. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. For directors, the options generally become exercisable on the first anniversary of the grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As of December 31, 2006, there were 1,646,098 shares available for grant under the 2005 Incentive Plan.

Stock Options

Prior to our January 1, 2006 adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for stock options granted prior to January 1, 2006, for options granted that had no intrinsic value at the time of grant. Compensation expense was recorded for restricted stock issued under our Stock Plans. As required by SFAS 123, we included pro forma disclosure in the Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below illustrates the effect on net income and earnings per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS 123 during the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
	(In millions, except per share amounts)

Net income, as reported	$87.9	$29.9
Add: Stock-based employee compensation expense included in net income, net of income tax	0.9	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method of accounting, net of income tax	(5.8)	(5.8)

Pro forma net income	$83.0	$24.4

Earnings per share:
Basic — as reported	$2.59	$0.85
Basic — pro forma	$2.45	$0.70
Diluted — as reported	$2.54	$0.84
Diluted — pro forma	$2.37	$0.68

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method.

The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Volatility	33%	42%	41%
Risk-free interest rate	4.99%	3.89%	3.67%
Expected life (months)	58	60	60
Dividend yield	1.3%	1.2%	1.0%

The following table summarizes stock option activity for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding December 31, 2005	4,115,633	30.82
Granted	662,070	41.76
Exercised	(1,204,781)	26.20
Canceled	(57,004)	24.49
Forfeited	(136,939)	36.93

Outstanding December 31, 2006	3,378,979	$34.48	6.1	$40,385,150

Exercisable as of December 31, 2006	1,646,486	$30.25	4.6	$26,638,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes outstanding and exercisable options as of December 31, 2006:

	Outstanding Options			Exercisable Options
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Stock	Contractual	Exercise	Stock	Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price

$14.15 to $19.20	124,306	2.1	$17.55	124,306	$17.55
$19.56 to $23.95	284,049	3.9	23.19	284,049	23.19
$24.10 to $28.70	140,585	0.5	24.84	140,585	24.84
$28.75 to $39.38	1,503,671	6.6	33.27	848,854	32.54
$39.45 to $41.75	1,278,568	6.8	40.76	245,742	39.88
$41.76 to $44.52	47,800	9.5	44.02	2,950	42.85

$14.15 to $44.52	3,378,979	6.1	$34.48	1,646,486	$30.25

A summary of the status of our non-vested stock options as of December 31, 2006, including changes during the twelve-month period ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
	Stock	Fair Value
Non-vested Stock Options	Options	Per Share

Non-vested stock options outstanding as of December 31, 2005	1,839,542	$12.76
Granted	662,070	13.52
Vested	(632,180)	13.21
Forfeited	(136,939)	13.98

Non-vested stock options outstanding as of December 31, 2006	1,732,493	$12.79

The total intrinsic value of options exercised during the year ended December 31, 2006 was $23.1 million. Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 was $8.8 million before income taxes. The related tax benefit was $2.9 million for the year ended December 31, 2006. The total fair value of shares vested during the year ended December 31, 2006 was $8.3 million. As of December 31, 2006, there was $15.5 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.47 years. The impact of accounting for stock-based compensation under the provisions of SFAS 123(R) on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.17 per share.

Restricted Stock

The following table summarizes restricted stock activity for the year ended December 31, 2006:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share

Outstanding December 31, 2005	157,059	$35.51
Granted	112,996	41.91
Vested	(47,976)	36.08
Forfeited	(7,916)	36.87

Outstanding December 31, 2006	214,163	$38.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of restricted stock vested during the year ended December 31, 2006 was $2.0 million. Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 was $2.2 million before income taxes. The related tax benefit was $0.9 million for the year ended December 31, 2006. As of December 31, 2006, there was $6.4 million of total unrecognized compensation expense related to restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.78 years.

Note 4 — Acquisition of Memorex International Inc.

On April 28, 2006, we closed on the acquisition of substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, sourcing, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. Memorex’s product portfolio includes recordable CDs and DVDs, branded accessories, USB flash drives and magnetic and optical drives.

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

We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. Half of the escrowed amount (less claims made) will be released on March 31, 2007, and the remainder will be released on September 30, 2007. We also placed an additional $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the acquisition agreement are finalized.

The following table summarizes our purchase price analysis as of December 31, 2006:

Amount
(In millions)

Cash consideration	$329.3
Direct acquisition costs	6.4
Memorex restructuring costs	7.6
Present value of minimum additional purchase price consideration	4.6

Total purchase price	$347.9

Memorex operating results are included in our Consolidated Statements of Operations from the date of acquisition. Our Consolidated Balance Sheet as of December 31, 2006, reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price has been completed except for the finalization of working capital adjustments and the completion of management’s integration plans. These changes may require an adjustment to the final goodwill balance. The allocation of the purchase price reflects $7.6 million of restructuring accruals for those Memorex restructuring activities that have met the recognition criteria.

The purchase price allocation as of December 31, 2006 resulted in goodwill of $55.3 million. The goodwill is not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following illustrates the allocation of the purchase price to the assets acquired and liabilities assumed:

Amount
(In millions)

Cash and cash equivalents	$3.5
Accounts receivable	68.3
Inventories	69.1
Other current assets	20.1
Property, plant and equipment	1.7
Goodwill	55.3
Intangibles	231.0
Other assets	0.7
Accounts payable	(61.8)
Other current liabilities	(29.1)
Other liabilities	(10.9)

$347.9

Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
	Amount	Life
	(In millions)

Trade name	$200.0	35 years
Customer relationships(1)	28.9	7 years
Other	2.1	17 months

Intangible assets acquired	$231.0

(1)	Customer relationships represent an asset without U.S. tax basis. A deferred tax liability was recorded in the purchase price allocation to reflect this basis difference.

For the year ended December 31, 2006, we recorded amortization expense for Memorex intangible assets of $7.4 million. In determining the remaining useful life of the Memorex trade name, we considered the following: (1) the overall strength of the Memorex trade name in the market in terms of market awareness and market share, (2) the length of time that the Memorex trade name has been in existence, (3) the period of time over which the Memorex trade name is expected to remain in use and (4) that the Memorex trade name has remained strong through technological innovation in the data storage industry. Based on this analysis, we determined that the remaining useful life for the Memorex trade name was estimated to be 35 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information illustrates our estimated results of operations as if the acquisition of Memorex had occurred as of the beginning of each period presented:

	Years Ended December 31,
	2006	2005
	(In millions, except
	per share amounts)

Net revenue	$1,728.8	$1,703.7
Income from continuing operations	68.4	93.9
Net income	69.6	100.0
Earnings per common share — basic:
Continuing operations	$1.98	$2.77
Net income	$2.01	$2.95
Earnings per common share — diluted:
Continuing operations	$1.94	$2.71
Net income	$1.98	$2.89

The pro forma operating results are presented for comparative purposes only. They do not represent the results that would have been reported had the acquisition occurred on the dates assumed, and they are not necessarily indicative of future operating results.

Note 5 — Divestitures

Divestitures Presented as Discontinued Operations

Specialty Papers Business.  On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC located in Nekoosa, Wisconsin. The business provided carbonless cut-sheet and digital carbonless paper for businesses and institutions such as printers, banks, and hospitals. The sale was for $17.0 million, with the potential of up to an additional $4.0 million consideration over the next three years, contingent on performance of the business. Upon closing, we received a cash payment of $16.0 million and a note receivable of $1.0 million due in four years subject to certain post-closing adjustments. A gain of $4.6 million, net of taxes of $2.7 million, was recognized on the sale. We sold virtually all of the assets of our Specialty Papers business, including the Nekoosa manufacturing plant. Approximately 90 employees were also transferred as a part of the sale. These operations are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented.

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

North America DSS Business.  On August 30, 2002, we consummated the sale of our North America Digital Solutions and Services (DSS) business to DecisionOne Corporation (DecisionOne). These operations were presented in our Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, DecisionOne paid us $5.0 million in cash. In the third quarter of 2002, we recognized a pre-tax gain of $2.6 million, or $1.6 million after-tax, on the disposal of the discontinued business. In addition, the terms of the sale included the potential for additional future payments to us of up to $5.0 million in 2004, based upon revenue targets achieved by DecisionOne associated with the DSS business. During the fourth quarter of 2004, we received a $3.0 million payment, or $1.9 million after tax, based on these terms. The contingent payment received in 2004 is shown as proceeds from sale of business in the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Discontinued Operations Activity.  In the fourth quarter of 2004, we recorded the settlement, reached in February 2005, of the Jazz Photo litigation associated with the Photo Color Systems business we sold in 1999 (see Note 18). The charge for this matter was $12.9 million, net of taxes of $8.0 million. During 2004, we recorded litigation costs primarily related to the Jazz Photo matter of $1.4 million, net of taxes of $0.8 million.

The results of discontinued operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Net revenue	$—	$20.1	$45.6
Income before income taxes	—	2.4	9.3
Income tax provision	—	0.9	3.5

Income from operations of discontinued businesses, net of income tax	—	1.5	5.8
Gain from disposal of discontinued businesses, net of income tax	1.2	4.6	1.9
Litigation settlement, net of income tax	—	—	(14.3)

Gain (loss) on disposal of discontinued businesses, net of income tax	1.2	4.6	(12.4)

Income (loss) from discontinued operations	$1.2	$6.1	$(6.6)

Note 6 — Supplemental Balance Sheet Information

	As of December 31,
	2006	2005
	(In millions)

Inventories, net
Finished goods	$217.6	$104.7
Work in process	19.6	10.7
Raw materials and supplies	20.8	19.5

Total inventories, net	$258.0	$134.9

Other Current Assets
Deferred income taxes	$26.0	$24.6
Short-term investments	—	24.6
Other	32.3	26.4

Total other current assets	$58.3	$75.6

Property, Plant and Equipment
Land	$1.7	$2.4
Buildings and leasehold improvements	148.3	149.9
Machinery and equipment	478.5	511.7
Construction in progress	6.2	8.4

Total	$634.7	$672.4
Less accumulated depreciation	(456.7)	(477.4)

Property, plant and equipment, net	$178.0	$195.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2006	2005
	(In millions)

Other Assets
Deferred income taxes	$16.3	$24.3
Long-term investments	2.0	8.4
Other	11.9	10.4

Total other assets	$30.2	$43.1

Other Current Liabilities
Employee separation costs	$2.2	$2.1
Rebates	65.3	29.5
Income taxes	9.7	11.6
Other	63.4	47.9

Total other current liabilities	$140.6	$91.1

Other Liabilities
Pension	$9.8	$17.5
Deferred income taxes	5.7	—
Other	29.5	28.3

Total other liabilities	$45.0	$45.8

Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(77.5)	$(90.9)
Pension liability adjustments, net of income tax	(13.6)	(15.0)
Cash flow hedging and other, net of income tax	(0.3)	(0.7)

Total accumulated other comprehensive loss	$(91.4)	$(106.6)

		Accounts
	Inventory	Receivable
	(In millions)

Reserves and Allowances
Balance, as of December 31, 2003	$9.6	$14.7
Additions	14.1	30.7
Write-offs, net of recoveries	(12.2)	(32.6)

Balance, as of December 31, 2004	11.5	12.8
Additions	5.0	29.8
Write-offs, net of recoveries	(6.2)	(32.4)

Balance, as of December 31, 2005	10.3	$10.2
Additions	3.8	33.3
Write-offs, net of recoveries	(3.8)	(30.7)

Balance, as of December 31, 2006	$10.3	$12.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Goodwill and Intangible Assets

The breakdown of intangible assets as of December 31, 2006 and 2005, was as follows:

	Trade		Customer
	Names	Software	Relationships	Other	Total
	(In millions)

December 31, 2006
Cost	$200.9	$51.7	$34.2	$7.3	$294.1
Accumulated amortization	(4.2)	(50.0)	(5.7)	(4.0)	(63.9)

Net	$196.7	$1.7	$28.5	$3.3	$230.2

December 31, 2005
Cost	$0.7	$49.5	$5.3	$11.0	$66.5
Accumulated amortization	(0.3)	(49.3)	(1.9)	(7.4)	(58.9)

Net	$0.4	$0.2	$3.4	$3.6	$7.6

Based on the intangible assets in service as of December 31, 2006, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2007	2008	2009	2010	2011
	(In millions)

Amortization expense	$13.6	$12.4	$10.9	$9.9	$9.9

During the second quarter of 2006, we reorganized our operational structure following the Memorex acquisition. Consequently, we changed our reportable segments to reflect how we manage our business. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. As a result, we reallocated goodwill to these reportable segments. The following table presents the changes in goodwill allocated to our reportable segments during 2006 and 2005:

	Americas	Europe	Asia Pacific	Total
	(In millions)

Balance as of December 31, 2004	$8.0	$2.5	$1.8	$12.3
2005 activity	—	—	—	—

Balance as of December 31, 2005	8.0	2.5	1.8	12.3
Memorex acquisition	55.3	—	—	55.3

Balance as of December 31, 2006	$63.3	$2.5	$1.8	$67.6

Note 8 — Investments

Our venture capital and minority equity investment portfolio consists of investments of $9.7 million and $16.7 million as of December 31, 2006 and 2005, respectively. These investments are accounted for on the cost basis. The carrying value of these investments has been reduced by other-than-temporary declines in fair value of $7.7 million and $8.3 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006, we do not have any other investments with unrealized losses that are deemed to be other-than-temporarily impaired, nor were there any investments for which the fair value was less than the carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Restructuring and Other Expense

The components of our restructuring and other expense included in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Restructuring
Severance and severance related expense	$8.6	$—	$18.9
Lease termination costs and other	1.4	1.6	0.6
Reversal of severance and severance related expense from prior restructuring programs	(0.9)	(0.4)	(0.4)

	9.1	1.2	19.1
Asset impairments	2.8	—	6.1

Total	$11.9	$1.2	$25.2

2006 Activity

Severance, Lease Termination and Other.  During the first quarter of 2006, we recorded severance and severance related charges of $1.8 million. The charges related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities and consisted of estimated severance payments and related benefits associated with the elimination of approximately 100 positions. This program was substantially completed as of June 30, 2006.

During the second quarter of 2006, we recorded $6.8 million of severance and severance related expense. These charges, as well as $1.4 million related to lease termination costs, were associated with historical Imation operations and were reflected in our Consolidated Statements of Operations for the year ended December 31, 2006. We also recorded restructuring accruals totaling $4.9 million as we reorganized in conjunction with the Memorex acquisition and integration, as well as continued our efforts to simplify structure. These accruals included $4.1 million of severance and other liabilities and $0.8 million for lease termination costs. Because these amounts were associated with the existing Memorex business, they were not reflected in our Consolidated Statements of Operations, but were recorded as adjustments to goodwill. This restructuring program will ultimately impact 164 positions in total.

In the third quarter of 2006, we recorded an additional accrual of $2.5 million for the termination of facility leases related to the acquired Memorex operations. We also recorded a reduction in the estimate of our severance and severance related obligations in the amount of $0.2 million. As these amounts were associated with the existing Memorex business, they were not reflected in our Consolidated Statements of Operations, but were recorded as adjustments to goodwill.

During the fourth quarter of 2006, we re-evaluated the needs of our 2006 restructuring program and reduced the severance and severance related liability estimate by $0.5. This reduction was reflected in our Consolidated Statements of Operations for the year ended December 31, 2006. We also recorded an additional $0.2 million accrual for the termination of facility leases related to the acquired Memorex operations as an adjustment to goodwill.

The 2004 restructuring programs were substantially completed as of June 30, 2006. Actual payments for employee termination benefits were slightly lower than estimated. As a result, approximately $0.4 million of excess accrual was reversed in the second quarter of 2006. This amount was reflected in our Consolidated Statements of Operations for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the restructuring liability and activity related to our Imation and Memorex restructuring program which began in the second quarter of 2006. Cumulative changes in the restructuring accrual as of December 31, 2006 were as follows:

	Initial		Adjustments		Liability as of
	Program	Additional	to Initial	Cumulative	December 31,
	Amounts	Charges	Amounts	Usage	2006
	(In millions)

Severance and other	$10.9	$—	$(0.7)	$(8.0)	$2.2
Lease termination costs and other	2.2	2.7	—	(2.3)	2.6

Total	$13.1	$2.7	$(0.7)	$(10.3)	$4.8

	Initial		Balance as of
	Headcount	Cumulative	December 31,
	Amounts	Reductions	2006

Total employees affected	164	137	27

Asset Impairments.  In 2006, we incurred asset impairment charges of $1.1 million in the second quarter and $1.7 million in the fourth quarter, related to the abandonment of certain manufacturing assets and purchased intellectual property. These amounts were reflected in our Consolidated Statements of Operations for the year ended December 31, 2006.

2005 Activity

Severance, Lease Termination and Other.  During the fourth quarter of 2005, we incurred $1.6 million for costs associated with the Tucson, Arizona production facility closing announced in 2004 and lease a termination. Production at the Tucson, Arizona facility was terminated on September 30, 2005, and the facility was closed by December 31, 2005. We also reversed approximately $0.4 million of excess accrual after re-evaluating the needs for our 2004 restructuring programs. The charge net of the reversal was $1.2 million.

2004 Activity

Severance, Lease Termination and Other.  During the second quarter of 2004, we recorded severance and severance related charges of $3.1 million. The charges related to a plan to close our production facility in Tucson, Arizona as well as international administrative and sales employee reductions and consisted of estimated severance payments and related benefits related to the elimination of 280 positions.

During the fourth quarter of 2004, we recorded severance and severance related charges of $16.4 million related to the restructuring of our business to lower overall operating costs, simplify structure and improve decision-making speed. The charge included $15.8 million for estimated cash severance payments and other benefits associated with the planned reduction in headcount of approximately 260 employees. We also recorded lease termination costs of $0.6 million during the period. These charges were partially offset by a $0.4 million benefit for severance and other expense related to prior programs.

Asset Impairments.  The asset impairment charges related mainly to our decision to discontinue various product development strategies as development efforts were focused on fewer projects in conjunction with the program announced in the fourth quarter of 2004. The 2004 asset impairment charges included fixed assets of $4.2 million and intangible assets of $1.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

The components of income from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

U.S.	$81.1	$83.2	$21.2
International	30.7	23.5	22.7

Total	$111.8	$106.7	$43.9

The income tax provision from continuing operations was as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Current
Federal	$20.9	$(0.2)	$(1.8)
State	3.3	3.2	(0.3)
International	2.7	6.0	3.0
Deferred
Federal	16.5	14.0	8.1
State	1.2	2.3	0.7
International	(8.0)	(0.4)	(2.3)

Total	$36.6	$24.9	$7.4

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2006	2005
	(In millions)

Accounts receivable allowances	$3.2	$2.7
Inventories	10.6	7.6
Payroll, pension and severance	14.3	11.8
Credit carryforwards	7.8	9.2
Net operating loss carryforwards	18.5	8.5
Accrued liabilities and other reserves	8.4	3.9
Research and experimentation costs	17.5	25.4
Other, net	0.9	0.2

Gross deferred tax assets	81.2	69.3
Valuation allowance	(9.4)	(8.5)

Deferred tax assets	71.8	60.8
Property, plant and equipment	(14.5)	(11.9)
Intangible assets	(10.7)	—
Payroll, pension and severance	(1.8)	—
Other	(8.2)	—

Deferred tax liabilities	(35.2)	(11.9)

Net deferred tax assets	$36.6	$48.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and state tax credit carryforwards. The valuation allowance was $9.4 million, $8.5 million, $11.8 million and $18.2 million as of December 31, 2006, 2005, 2004 and 2003, respectively. The increase in 2006 relates to new requirements primarily relating to tax law changes in the Netherlands. Decreases in 2005 and 2004 were primarily due to the reversal of certain valuation allowances on net operating loss carryforwards. Of the aggregate net operating loss carryforwards totaling $69.2 million, $58.3 million will expire at various dates up to 2023 and $10.9 million may be carried forward indefinitely. State tax credit carryforwards of $7.6 million will expire between 2007 and 2021.

The income tax provision from continuing operations differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Tax at statutory U.S. tax rate	$39.1	$37.3	$15.3
State income taxes, net of federal benefit	3.1	4.0	(0.3)
Net effect of international operations	1.4	(1.2)	(2.0)
Reversal of valuation allowances	(0.7)	(4.3)	(4.1)
International audit settlements	(10.4)	(12.0)	—
Tax on foreign earnings	8.2	—	—
Other	(4.1)	1.1	(1.5)

Income tax provision	$36.6	$24.9	$7.4

Significant tax loss carryforwards had been generated in the Netherlands for the years 1998 through 2000. The filing of the related tax returns resulted in a “nil” assessment from the Dutch tax authorities on carryforwards representing a possible tax benefit of up to approximately $14.0 million. This matter was favorably resolved in 2006 and resulted in a net benefit to the tax rate of $10.4 million. Further, in conjunction with the reorganization of our international tax structure, a charge of $8.2 million was recorded in 2006 on foreign earnings no longer considered permanently invested. Our 2005 tax rate benefited from a favorable resolution of a U.S. tax matter that resulted in a one-time tax benefit of $12.0 million.

In 2006, 2005 and 2004, cash paid for income taxes, relating to both continuing and discontinued operations, was $22.0 million, $5.2 million and $18.3 million, respectively.

As of December 31, 2006, approximately $77.4 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States.

Note 11 — Debt

We had no outstanding debt as of December 31, 2006 or 2005.

On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 and that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants which are customary for similar credit arrangements and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially restrict our ability to borrow funds in the future. No borrowings were outstanding and we were in compliance with all covenants under the Credit Agreement as of December 31, 2006.

As of December 31, 2006 and 2005, we had outstanding standby letters of credit of $6.8 million and $4.6 million, respectively. As of December 31, 2006, we had $9.1 million available under credit facilities of various subsidiaries outside the United States.

Our interest expense, which includes letter of credit fees, facility fees and commitment fees under the Credit Agreement, for 2006, 2005 and 2004, was $1.0 million, $0.7 million and $0.6 million, respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $0.8 million, $0.7 million and $0.6 million, respectively.

Note 12 — Derivatives and Hedging Activities

We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward and option contracts, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration at inception from less than one to 14 months. We do not hold or issue derivative financial instruments for speculative or trading purposes, and we are not a party to leveraged derivatives.

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

As of December 31, 2006 and 2005, cash flow hedges ranged in duration from one to 12 months and had a total notional amount of $245.5 million and $178.9 million, respectively. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $1.2 million, $0.5 million and $5.4 million were reclassified into the Consolidated Statement of Operations in 2006, 2005 and 2004, respectively. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2006 was $0.5 million, pre-tax, which depending on market factors is expected to reverse or be reclassified into operations in 2007.

Other Hedges

We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in the Consolidated Statement of Operations. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 and 2005, we had a notional amount of forward contracts of $67.8 million and $43.8 million, respectively, to hedge our recorded balance sheet exposures.

Fair Value Disclosure

As of December 31, 2006 and 2005, the fair value of our foreign currency forward and option contracts outstanding was $1.0 million and $1.6 million, respectively. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.

Note 13 — Leases

Operating Leases

Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $18.2 million, $12.4 million and $12.3 million in 2006, 2005 and 2004, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	(In millions)

Minimum lease payments	$12.0	$9.4	$7.8	$3.7	$2.7	$2.2	$37.8

Sale-Leaseback Transactions

In 2002, we executed a sale-leaseback transaction related to an expanded manufacturing facility that we had constructed in Wahpeton, North Dakota. The terms of this agreement include monthly payments by us to the buyer/lessor and an obligation by us to purchase the facility at the end of the agreement term. In 2003, we executed another sale-leaseback transaction related to a portion of our manufacturing facility in Camarillo, California. We accepted a note from the buyer/lessor for a portion of the sale price and are required, under the lease agreement, to make monthly payments to the buyer/lessor. As a result of our continuing involvement with each of the facilities, the agreements have been accounted for as financings. As of December 31, 2006 and 2005, net assets totaling $4.7 million and $5.0 million, respectively, are included in property, plant and equipment related to these facilities. The following table sets forth the future minimum payments related to these obligations as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	(In millions)

Minimum lease payments	$0.9	$0.9	$0.8	$0.5	$0.5	$4.2	$7.8

Note 14 — Shareholders’ Equity

In 2006, we adopted a shareholder rights plan under which we have issued one preferred share purchase right (Right) for each share of our common stock. If it becomes exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $160, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of our outstanding common stock, or after the first public announcement relating to a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of our outstanding shares of common stock subject to certain exceptions. The Rights expire on July 1, 2016 and may be redeemed earlier by the Board of Directors for $0.01 per Right.

In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. During 2006, 2005 and 2004, we repurchased 0.9 million shares, 0.5 million shares and 2.7 million shares, respectively. As of December 31, 2006, we had repurchased 3.6 million shares under the latest authorization and held, in total, 7.9 million shares of treasury stock acquired at an average price of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$23.27 per share. Authorization for repurchases of an additional 2.4 million shares remains outstanding as of December 31, 2006, and such authorization has no expiration date.

Note 15 — Business Segment Information and Geographic Data

During the second quarter of 2006, we reorganized our operational structure following the Memorex acquisition. As a result, we changed our reportable segments to reflect how we manage our business. A segment is a component of an enterprise that has discrete financial information, which is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

We operate in one industry segment selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all Imation product lines. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the regional segments. We believe this avoids distorting the operating income for the regional segments. Net revenue and operating income by region were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Net Revenue
Americas	$838.9	$577.3	$562.0
Europe	524.3	456.2	380.8
Asia Pacific	221.5	224.6	230.9

Total	$1,584.7	$1,258.1	$1,173.7

Operating Income
Americas	$128.9	$108.0	$97.3
Europe	48.1	51.3	29.9
Asia Pacific	17.1	16.1	21.4
Corporate and unallocated	(85.9)	(72.1)	(104.0)

Total	$108.2	$103.3	$44.6

We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review. Corporate and unallocated amounts above include our restructuring and other costs of $11.9 million, $1.2 million and $25.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have three major product categories in each of our regional segments: magnetic, optical and flash media. Net revenue by product category was as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Magnetic products	$660.8	$700.5	$725.9
Optical products	680.3	450.7	389.8
Flash media products	146.6	57.8	9.7
Other	97.0	49.1	48.3

Total	$1,584.7	$1,258.1	$1,173.7

The following tables present net revenue and long-lived assets by geographical region:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Net Revenue
United States	$722.7	$450.9	$447.9
International	862.0	807.2	725.8

Total	$1,584.7	$1,258.1	$1,173.7

	As of December 31,
	2006	2005	2004
	(In millions)

Long-Lived Assets
United States	$174.6	$190.9	$209.1
International	3.4	4.1	5.3

Total	$178.0	$195.0	$214.4

Note 16 — Retirement Plans

We adopted SFAS 158 on December 31, 2006. The initial recognition of the funded status of our defined benefit employee pension plans resulted in a decrease in Shareholders’ Equity of $3.2 million, net of a $1.7 million tax benefit. We have various non-contributory defined benefit employee pension plans covering substantially all U.S. employees and certain employees outside the United States. Total pension expense was $8.3 million, $11.1 million and $11.9 million in 2006, 2005 and 2004, respectively. The measurement date of our pension plans is December 31. We expect to contribute approximately $7 million to $10 million to our pension plans in 2007. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and funded status for the years ended December 31, 2006 and 2005 were as follows:

	United States		International
	As of December 31,		As of December 31,
	2006	2005	2006	2005
	(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$135.0	$136.9	$68.8	$67.1
Service cost	8.3	9.1	0.5	0.5
Interest cost	7.0	7.4	3.3	3.2
Actuarial (gain) loss	(1.7)	(0.2)	6.9	6.8
Benefits paid	(16.7)	(18.2)	(0.3)	(2.2)
Foreign exchange rate changes	—	—	(6.3)	(6.6)
Settlements and curtailments	—	—	0.2	—

Projected benefit obligation, end of year	$131.9	$135.0	$73.1	$68.8
Change in plan assets
Fair value of plan assets, beginning of year	$124.8	$125.4	$60.3	$59.1
Actual return on plan assets	13.1	5.5	4.3	6.6
Foreign exchange rate changes	—	—	3.4	(6.1)
Company contributions	7.0	12.1	6.2	2.7
Benefits paid	(16.7)	(18.2)	(6.2)	(2.0)

Fair value of plan assets, end of year	$128.2	$124.8	$68.0	$60.3
Funded status of the plan, end of year	$(3.7)	$(10.2)	$(5.1)	$(8.5)
Unrecognized prior service costs	—	1.5	—	(1.3)
Unrecognized actuarial loss	—	17.2	—	11.5

Accrued benefit asset (liability) recognized	$(3.7)	$8.5	$(5.1)	$1.7

Accumulated benefit obligation	$131.2	$133.9	$71.4	$67.2

Amounts recognized in the Consolidated Balance Sheets for the years ended December 31, 2006 and 2005 consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2006	2005	2006	2005
	(In millions)

Noncurrent assets	$—	$1.5	$1.0	$1.2
Noncurrent liabilities	(3.7)	(9.0)	(6.1)	(8.5)
Accumulated other comprehensive loss — pre-tax	11.7	16.0	9.3	9.0

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2006	2005	2006	2005
	(In millions)

Actuarial loss	$10.4	$—	$10.6	$—
Prior service costs	1.3	—	(3.6)	—
Transition obligation	—	—	2.3	—

Accumulated other comprehensive loss	$11.7	$—	$9.3	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets included the following:

	United States		International
	As of December 31,		As of December 31,
	2006	2005	2006	2005
	(In millions)

Projected benefit obligation, end of year	$131.9	$135.0	$59.6	$62.5
Accumulated benefit obligation, end of year	131.2	133.9	58.9	61.8
Plan assets at fair value, end of year	128.2	124.8	53.5	53.6

Components of net periodic benefit costs included the following:

	United States			International
	As of December 31,			As of December 31,
	2006	2005	2004	2006	2005	2004
	(In millions)

Service cost	$8.3	$9.1	$10.4	$0.5	$0.5	$0.5
Interest cost	7.0	7.4	7.0	3.3	3.2	3.1
Expected return on plan assets	(9.8)	(9.7)	(8.6)	(3.6)	(3.2)	(2.8)
Amortization of net actuarial loss	0.4	—	—	0.3	—	—
Amortization of prior service cost	0.2	0.2	0.2	—	0.1	0.1
Amortization of transition obligation	—	—	—	—	0.2	0.4

Net periodic benefit cost	$6.1	$7.0	$9.0	$0.5	$0.8	$1.3

Recognized net actuarial loss	—	0.3	0.1	—	0.1	0.2
Settlements and curtailments	1.2	2.2	1.2	0.5	0.7	0.1

Total pension cost	$7.3	$9.5	$10.3	$1.0	$1.6	$1.6

The estimated prior service cost, net loss and net obligations at transition for the defined pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.5 million, $0.4 million and $0.1 million, respectively.

Weighted-average assumptions used to determine benefit obligations as of December 31, 2006 and 2005 were as follows:

	United States		International
	As of December 31,		As of December 31,
	2006	2005	2006	2005

Discount rate	5.75%	5.50%	4.60%	4.50%
Rate of compensation increase	4.75%	4.75%	3.75%	3.40%

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31, 2006, 2005 and 2004, were as follows:

	United States			International
	As of December 31,			As of December 31,
	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.75%	6.25%	4.45%	5.00%	5.00%
Expected return on plan assets	8.00%	8.00%	8.00%	5.70%	5.70%	5.60%
Rate of compensation increase	4.75%	4.75%	4.75%	3.40%	3.30%	3.50%

The expected long-term rate of return on plan assets is chosen from the range of likely results of compounded average annual returns over a 10-year time horizon based on the plans’ current investment policy. The expected return

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and volatility for each asset class is based on historical equity, bond, and cash market returns. While this approach considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The plans’ weighted average asset allocations as of December 31, 2006 and 2005, by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2006	2005	2006	2005

Equity securities	65%	65%	39%	38%
Debt securities	17%	18%	35%	36%
Other	18%	17%	26%	26%

Total	100%	100%	100%	100%

In the United States, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk, and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, debt securities at 15 to 25 percent and other investments at 10 to 20 percent. Management reviews our U.S. investment policy for the plan at least annually. Outside the United States, the investment objectives are similar to the United States, subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.

The following benefit payments as of December 31, 2006, reflect expected future services and are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	United States	International
	(In millions)

2007	$19.5	$2.0
2008	$9.6	$2.1
2009	$10.5	$2.2
2010	$11.2	$2.3
2011	$11.8	$2.7
2012-2016	$71.0	$15.0

Note 17 — Employee Savings and Stock Ownership Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ESOP was terminated in the first quarter of 2004, and we used shares of treasury stock to match employee 401(k) contributions for the remainder of 2004, as well as for all of 2005 and 2006.

Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $3.4 million, $3.6 million and $4.5 million in 2006, 2005 and 2004, respectively.

Note 18 — Commitments and Contingencies

In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future. In accordance with SFAS No. 5, Accounting for Contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2006, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for the Philips dispute described below, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2006 would not be material to our financial position.

Philips

We filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation Corp. in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51% owned subsidiary GDM is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s recent acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and have filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. While this matter is in the early stages, if the court rules against Imation, this matter could have a material adverse impact on our financial statements.

Jazz Photo Corp.

On May 10, 1999, Jazz Photo Corp. (Jazz Photo) served us and our affiliate, Imation S.p.A., with a civil complaint filed in New Jersey Superior Court. The complaint charged breach of contract, breach of warranty, fraud and racketeering activity in connection with our sale of allegedly defective film to Jazz Photo by our Photo Color Systems business, which was sold in 1999. The trial for the Jazz Photo versus Imation lawsuit commenced on January 10, 2005, in the Federal District Court in Newark, New Jersey. On February 7, 2005, a proposed settlement agreement was negotiated between us, our insurers, Fuji Photo Film Co., Ltd., the largest bankruptcy creditor listed by Jazz Photo, and the Creditors Committee of Jazz Photo, which had filed a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code on May 20, 2003. On March 14, 2005, we, the counsel for Jazz Photo and the counsel for the Creditors Committee of Jazz Photo executed a Settlement Agreement and General Release (the Settlement Agreement). Pursuant to the Settlement Agreement, we paid $20.9 million and our insurers paid $4.1 million of the settlement to Jazz Photo in exchange for a complete release of all claims by Jazz Photo.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters

Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2006, we had environmental-related accruals totaling approximately $0.6 million and we have minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.

Note 19 — Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)
	(In millions, except per share amounts)

2006
Net revenue	$335.2	$365.8	$424.7	$459.0	$1,584.7
Gross profit	79.2	84.2	88.3	92.4	344.1
Operating income	29.3	18.6	28.3	32.0	108.2
Income from continuing operations	19.4	12.9	18.5	24.4	75.2
Discontinued operations	—	1.2	—	—	1.2
Net income	19.4	14.1	18.5	24.4	76.4
Earning per common share, continuing operations:
Basic	$0.56	$0.37	$0.54	$0.70	$2.17
Diluted	0.55	0.37	0.53	0.69	2.14
Earnings per common share, discontinued operations:
Basic	$—	$0.03	$—	$—	$0.03
Diluted	—	0.03	—	—	0.03
Earnings per common share, net income:
Basic	$0.56	$0.41	$0.54	$0.70	$2.21
Diluted	0.55	0.40	0.53	0.69	2.17
2005
Net revenue	$315.0	$301.5	$298.6	$343.0	$1,258.1
Gross profit	82.3	75.2	70.5	74.1	302.1
Operating income	31.3	23.8	23.6	24.6	103.3
Income from continuing operations	30.8	15.8	16.8	18.4	81.8
Discontinued operations	0.6	5.5	—	—	6.1
Net income	31.4	21.3	16.8	18.4	87.9
Earning per common share, continuing operations:
Basic	$0.91	$0.47	$0.49	$0.54	$2.41
Diluted	0.90	0.46	0.48	0.52	2.36
Earnings per common share, discontinued operations:
Basic	$0.02	$0.16	$—	$—	$0.18
Diluted	0.02	0.16	—	—	0.18
Earnings per common share, net income:
Basic	$0.93	$0.63	$0.49	$0.54	$2.59
Diluted	0.92	0.62	0.48	0.52	2.54

(1)	The sum of the quarterly earnings per share may not equal the annual earnings per share due to changes in average shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006, the end of the period covered by this report, the acting Chief Executive Officer, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the fiscal quarter ended December 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Management of Imation is responsible for establishing and maintaining adequate internal control over financial reporting. Imation’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2006, Imation’s internal control over financial reporting was effective, based on those criteria.

Management’s assessment of the effectiveness of Imation’s internal control over financial reporting as of December 31, 2006, excluded the assets of Memorex, which was acquired in April 2006 in a purchase business combination. Memorex is a wholly-owned subsidiary of Imation whose total assets and total net sales represented 20.4% of consolidated total assets and 19.5% of consolidated net sales, respectively, of Imation as of and for the year ended December 31, 2006. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition under guidelines established by the SEC.

Attestation Report of Independent Registered Public Accounting Firm.  The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided on page 31.

Item 9B.	Other Information.

None.

PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Information regarding our Board of Directors as of February 22, 2007 is set forth below:

Michael S. Fields, Chairman and Chief Executive Officer of KANA Software, Inc. (a customer relationship management software and services company) and Chairman, The Fields Group (a management consulting firm).

Charles A. Haggerty, Chief Executive Officer, Le Conte Associates, LLC (a consulting and investment company) and Former Chairman and Chief Executive Officer, Western Digital Corporation (a hard disk maker).

Linda W. Hart, Vice Chairman and Chief Executive Officer, Hart Group, Inc. (a diversified group of companies primarily involved in residential and commercial building materials).

Bruce A. Henderson, Chairman and Inactive Chief Executive Officer, Imation. See Executive Officers of the Registrant in Item 1 of this Form 10-K for further information.

Ronald T. LeMay, Industrial Partner of Ripplewood Holdings (a private equity fund), Executive Chairman and Chief Executive Officer, Last Mile Connections, Inc. (a network bandwidth exchange and solutions provider), Chairman of AirCell Inc. (a designer, manufacturer and marketer of airborne telecommunication systems) and Chairman, October Capital (a private investment company).

L. White Matthews, III, Retired Executive Vice President and Chief Financial Officer, Ecolab, Inc. (developer and marketer of cleaning and sanitizing products and services), and Former Chief Financial Officer and Executive Vice President, Union Pacific Corporation (a company involved in rail/truck transportation and oil/gas exploration and production).

Charles Reich, Retired Executive Vice President of 3M Health Care, a major business segment of 3M Company (a diversified technology company).

Glen A. Taylor, Chairman, Taylor Corporation (a holding company in the specialty printing and marketing areas).

Daryl J. White, Retired President and Chief Financial Officer, Legerity, Inc. (a supplier of data and voice communications integrated circuitry), and Former Senior Vice President of Finance and Chief Financial Officer, Compaq Computer Corporation (a computer equipment manufacturer).

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

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions and all our other employees. This code of ethics is part of our broader Business Conduct Policy, posted on our website. The Internet address for our website is http://www.imation.com, and the Business Conduct Policy may be found on the “Corporate Governance” page, which can be accessed from the “Investor Relations” web page, which can be accessed from the main web page. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the required code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller or persons performing similar functions by posting such information on our website, at the address and location specified above.

Materials posted on our website are not incorporated by reference into this Form 10-K.

Item 11.	Executive Compensation.

The Sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Board of Directors — Compensation of Directors” are incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting — Security Ownership of Certain Beneficial Owners” and “Information Concerning Solicitation and Voting-Security Ownership of Management” is incorporated by reference into this Form 10-K.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2006, including the 2005 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 1996 Employee Stock Incentive Program and the 1996 Directors Stock Compensation Program. As of December 31, 2006, options were the only form of award that had been granted under the 1996 Employee Stock Incentive Program, options and restricted stock had been granted under the 2000 Stock Incentive Plan and 2005 Stock Incentive Plan, and options, restricted stock and restricted stock units had been granted to directors under the 1996 Directors Stock Compensation Program. Our shareholders have approved all of the compensation plans listed below.

				Number of securities
				remaining available for
	Number of securities to be		Weighted-average	future issuance under the
	issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Equity compensation plans approved by shareholders	warrants and rights		warrants and rights	reflected in the first column)

2005 Stock Incentive Plan	1,289,823	(1)	$38.02	1,646,098
2000 Stock Incentive Plan	1,506,217	(1)	$34.53	—	(2)
1996 Employee Stock Incentive Program	282,099		$23.59	—	(2)
1996 Directors Stock Compensation Program	300,840		$29.72	—	(2)

Total	3,378,979		$32.42	1,646,098

(1)	This number does not include restricted stock, including 192,038 shares under our 2005 Stock Incentive Plan and 22,125 shares under our 2000 Stock Incentive Plan.

(2)	No additional awards may be granted under our 2000 Stock Incentive Plan, our 1996 Employee Stock Incentive Plan, or our 1996 Directors Stock Compensation Program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We have no related person transactions requiring disclosure under this item. The sections of the Proxy Statement entitled “Board of Directors — Related Person Transaction Policy” and “Board of Directors — Director Independence and Determination of Audit Committee Financial Expert” are incorporated by reference into this Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The Section of the Proxy Statement entitled “Audit and Other Fees and Audit and Finance Committee Pre-Approval Policies” is incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

 List of Documents Filed as Part of this Report

1. Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number		Description of Exhibit

2.1		Acquisition Agreement, dated January 19, 2006, by and between Imation Corp. and Memorex International Inc. (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on January 25, 2006)
2.2		Inducement Agreement, dated January 19, 2006, among Hanny Holding Limited, Hanny Magnetics (B.V.I.) Limited, Investor Capital Management Asia Limited, Investor Capital Partners — Asia Fund L.P, Global Media Limited, Memorex Holdings Limited and Imation Corp. (incorporated by reference to Exhibit 2.2 to Imation’s Form 8-K Current Report filed on January 25, 2006)
3.1		Restated Certificate of Incorporation of Imation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2		Amended and Restated Bylaws of Imation (incorporated by reference to Exhibit 3.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)
4.1		Rights Agreement between Imation and The Bank of New York, as Rights Agent, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)
4.2		Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)
10	.1*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)
10	.2*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10	.3*	Form of Indemnity Agreement between Imation and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10	.4*	Amended and restated Severance Agreement with Executive Officers (except Mr. Henderson) (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed March 3, 2006)
10	.5*	Imation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.6*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number		Description of Exhibit

10	.7*	Director Compensation Program, as amended (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.8		Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.9		Amendment Agreement to Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on January 26, 2006)
10	.10*	Performance Stock Option Agreement between Imation and Frank P. Russomanno dated May 13, 2004 (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2004)
10	.11*	Amendment to Mr. Russomanno’s Performance Option Agreement (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.12*	Form of Restricted Stock Award Agreement between Imation and Frank Russomanno (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.13*	Description of Compensatory arrangement between Imation and Frank Russomanno (incorporated by reference to Imation’s Form 8-K Current Report filed on November 14, 2006)
10	.14*	Employment Agreement dated May 13, 2004 between Imation and Bruce A. Henderson (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2004)
10	.15*	Amendment to Performance Stock Option Agreement between Imation and Bruce A. Henderson dated February 2, 2005 (incorporated by reference to Exhibit 1.01 to Imation’s Form 8-K Current Report filed on February 7, 2005)
10	.16*	Amendment to Mr. Henderson’s Performance Option Agreement (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.17*	Amendment to Employment Agreement between Imation and Bruce Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed March 3, 2006)
10	.18*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.19*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.20*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.21*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.22*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.23*	Form of Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10	.24*	Form of Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10	.25*	Form of Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10	.26*	Form of Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10	.27*	Description of 2006 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on May 5, 2006)
10	.28*	Description of 2007 annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on January 12, 2007)
10	.29*	Imation 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)

Exhibit
Number		Description of Exhibit

10	.30*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.31*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.32*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.33*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.34*	Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10	.35*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.36*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.37*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.38*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.39*	Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10	.40*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.41*	Form of Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.42*	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.43*	Form of Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.44*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.45*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.46*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.47*	Credit Agreement between Imation and a Consortium of Lenders dated as of March 29, 2006 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed April 5, 2006)
21.1		Subsidiaries of Imation Corp.
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imation Corp.

By:	/s/ Frank P. Russomanno
Frank P. Russomanno
Acting Chief Executive Officer, President and
Chief Operating Officer

Date: February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Bruce A. Henderson Bruce A. Henderson		Chairman and Inactive Chief Executive Officer	February 22, 2007

/s/ Frank P. Russomanno Frank P. Russomanno		Acting Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	February 22, 2007

/s/ Paul R. Zeller Paul R. Zeller		Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2007

/s/ Peter A. Koehn Peter A. Koehn		Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	February 22, 2007

* Michael S. Fields		Director	February 22, 2007

* Charles A. Haggerty		Director	February 22, 2007

* Linda W. Hart		Director	February 22, 2007

* Ronald T. LeMay		Director	February 22, 2007

* L. White Matthews, III		Director	February 22, 2007

* Charles Reich		Director	February 22, 2007

* Glen A. Taylor		Director	February 22, 2007

* Daryl J. White		Director	February 22, 2007

*By:	/s/ John L. Sullivan John L. Sullivan Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002