Form 10-Q
period 2007-03-31
IMATION CORP
filed 2007-05-08
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,185,508 shares of Common Stock, par value $0.01 per share, were outstanding at May 7, 2007.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenue	$421.9	$335.2
Cost of goods sold	340.1	256.0

Gross profit	81.8	79.2

Operating expense:
Selling, general and administrative	45.2	35.3
Research and development	12.4	12.8
Restructuring and other	0.6	1.8

Total	58.2	49.9

Operating income	23.6	29.3

Other (income) and expense:
Interest income	(2.5)	(4.7)
Interest expense	0.3	0.2
Other expense, net	0.7	3.1

Total	(1.5)	(1.4)

Income before income taxes	25.1	30.7

Income tax provision	9.4	11.3

Net income	$15.7	$19.4

Earnings per common share:
Basic	$0.45	$0.56
Diluted	0.44	0.55

Weighted average shares outstanding:
Basic	34.9	34.7
Diluted	35.4	35.4

Cash dividends paid per common share	$0.14	$0.12

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$259.4	$252.5
Accounts receivable, net	283.2	308.1
Inventories, net	301.4	258.0
Other current assets	69.7	58.3

Total current assets	913.7	876.9
Property, plant and equipment, net	176.4	178.0
Intangible assets, net	226.6	230.2
Goodwill	59.9	67.6
Other assets	30.9	30.2

Total assets	$1,407.5	$1,382.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$242.6	$227.3
Accrued payroll	12.7	23.7
Other current liabilities	131.3	140.6

Total current liabilities	386.6	391.6
Other liabilities	46.1	45.0
Commitments and contingencies
Shareholders’ equity	974.8	946.3

Total liabilities and shareholders’ equity	$1,407.5	$1,382.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$15.7	$19.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.5	7.9
Deferred income taxes	(0.6)	(0.2)
Stock-based compensation	3.0	2.2
Excess tax benefits from exercise of stock options	(0.1)	(2.4)
Other	1.1	2.3
Changes in operating assets and liabilities:
Accounts receivable	26.1	(6.1)
Inventories	(42.7)	(4.1)
Other assets	(5.1)	3.2
Accounts payable	14.7	8.7
Accrued payroll and other liabilities	(16.4)	(7.8)

Net cash provided by operating activities	6.2	23.1

Cash Flows from Investing Activities:
Proceeds from working capital adjustments related to Memorex	7.9	—
Capital expenditures	(5.4)	(3.3)
Proceeds from sale of investments	—	20.2

Net cash provided by investing activities	2.5	16.9

Cash Flows from Financing Activities:
Exercise of stock options	3.3	14.3
Purchase of treasury stock	—	(15.0)
Dividend payments	(4.9)	(4.4)
Excess tax benefits from exercise of stock options	0.1	2.4

Net cash used in financing activities	(1.5)	(2.7)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	2.7

Net change in cash and cash equivalents	6.9	40.0
Cash and cash equivalents — beginning of period	252.5	483.0

Cash and cash equivalents — end of period	$259.4	$523.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The interim Condensed Consolidated Financial Statements of Imation Corp. (Imation, the Company, we, us or our) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Condensed Consolidated Financial Statements and Notes are presented in accordance with the requirements for Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.
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
     The December 31, 2006 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 — Taxes
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect benefit of approximately $2.5 million which is comprised of previously unrecognized tax benefits in the amount of $1.5 million expected to be realized as a result of an IRS audit currently underway and a reduction of international tax reserves in the amount of $1.0 million. This cumulative effect was accounted for as an increase to the January 1, 2007 balance of retained earnings.
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Some state and foreign jurisdiction tax years remain open to examination for years before 2002; however, we believe any additional assessments for years before 2002 will not be material to our consolidated financial statements. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2003 through 2005 in the third quarter of 2005. As of March 31, 2007, the IRS has proposed certain adjustments which would result in an additional payment to the IRS in the amount of approximately $3 million. A liability is recorded for the proposed payment.
     Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. The total amount of our unrecognized tax benefits was $7.3 million as of January 1, 2007. Our unrecognized tax benefits, if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $1.4 million related to tax positions for which it is reasonably possible that the amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to expiring statutes in foreign jurisdictions.
     We recognize interest and, if applicable, penalties in income tax expense. We have accrued approximately $1.5 million for the payment of interest as of January 1, 2007.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue in the three-month periods ended March 31, 2007 and March 31, 2006, were $13.3 million and $6.7 million, respectively.

Note 3 — Weighted Average Basic and Diluted Shares Outstanding
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

	Three Months Ended
	March 31,
(In millions)	2007	2006
Weighted average number of shares outstanding during the period	34.9	34.7
Dilutive effect of stock-based compensation plans	0.5	0.7

Weighted average number of diluted shares outstanding during the period	35.4	35.4

     As of March 31, 2007 and 2006, certain options to purchase approximately 39,500 and 6,000 shares, respectively, of our common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
Note 4 — Stock-Based Compensation
     We have stock options and restricted stock outstanding under our 1996 Employee Stock Incentive Program (Employee Plan), our 1996 Directors Stock Compensation Program (Directors Plan), our 2000 Stock Incentive Plan (2000 Incentive Plan) and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively, the Stock Plans). No further shares are available for grant under the Employee Plan, Directors Plan or our 2000 Incentive Plan. As of March 31, 2007, there were 1,636,823 shares available for grant under our 2005 Incentive Plan. Total stock-based compensation expense recognized in the Consolidated Statements of Operations associated with these plans for the three months ended March 31, 2007 was $3.0 million.
     The following table summarizes our stock option activity for the three months ended March 31, 2007:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2006	3,378,979	$34.48
Granted	1,500	45.88
Exercised	(117,998)	27.92
Forfeited	(7,050)	37.31

Outstanding March 31, 2007	3,255,431	$34.71

Exercisable as of March 31, 2007	1,530,613	$30.45

     The weighted average grant-date fair value of options that were granted during the three months ended March 31, 2007 was $13.82. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $1.7 million. As of March 31, 2007, there was $13.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.36 years.

Note 5 — Supplemental Balance Sheet Information

	March 31,	December 31,
	2007	2006
(In millions)	(Unaudited)
Accounts Receivable
Accounts receivable	$299.1	$320.9
Less allowances	(15.9)	(12.8)

Accounts receivable, net	$283.2	$308.1

Inventories
Finished goods	$255.2	$217.6
Work in process	23.2	19.6
Raw materials and supplies	23.0	20.8

Total inventories, net	$301.4	$258.0

Other Current Assets
Deferred income taxes	$33.8	$26.0
Other	35.9	32.3

Total other current assets	$69.7	$58.3

Property, Plant and Equipment
Property, plant and equipment	$622.7	$634.7
Less accumulated depreciation	(446.3)	(456.7)

Property, plant and equipment, net	$176.4	$178.0

Other Assets
Deferred income taxes	$15.5	$16.3
Other	15.4	13.9

Total other assets	$30.9	$30.2

Other Current Liabilities
Employee separation costs	$0.9	$2.2
Rebates	56.9	65.3
Income taxes	12.0	9.7
Other	61.5	63.4

Total other current liabilities	$131.3	$140.6

Other Liabilities
Pension	$10.2	$9.8
Deferred income taxes	4.9	5.7
Other	31.0	29.5

Total other liabilities	$46.1	$45.0

Note 6 — Acquisition of Memorex International Inc.
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
     The estimated cash purchase price for the acquisition was $329.3 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Additional cash consideration of a minimum of $5.0 million will be paid and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. The financial performance will be measured by the net earnings before interest, income taxes, depreciation and amortization (EBITDA) of the purchased business as defined in the Acquisition Agreement previously filed by Imation as Exhibit 2.1 to its Current Report on Form 8-K filed January 25, 2006. No contingent consideration has been earned to date.
     We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. We expect the escrowed amounts (less claims made) to be released by September 30, 2007. In addition, we placed $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the acquisition agreement were finalized. On March 30, 2007, we received $7.9 million of this escrow amount in a settlement of post-closing adjustments relating to working capital. The remaining escrow balance of $0.1 million was released to the seller.
     Memorex operating results are included in our consolidated results of operations from the date of acquisition. Our Consolidated Balance Sheet as of December 31, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. This allocation is presented in the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006. As set forth in Note 7 below, the finalization of working capital adjustments resulted in a decrease to the goodwill balance during the three months ended March 31, 2007.
     The following unaudited pro forma financial information illustrates our pro forma results of operations for the first quarter of 2006 as if the acquisition of Memorex had occurred on January 1, 2006:

(In millions, except per share amounts)
Net revenue	$446.7
Net income	11.5

Earnings per common share:
Basic	$0.33
Diluted	$0.32
     The pro forma operating results are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the dates assumed, and they are not necessarily indicative of future operating results.

Note 7 — Intangible Assets and Goodwill
     The breakdown of intangible assets as of March 31, 2007 and December 31, 2006 was as follows:

	Trade		Customer
(In millions)	Names	Software	Relationships	Other	Total
March 31, 2007
Cost	$200.9	$51.5	$34.2	7.3	$293.9
Accumulated Amortization	(5.6)	(50.3)	(7.0)	(4.4)	(67.3)

Net	$195.3	$1.2	$27.2	$2.9	$226.6

December 31, 2006
Cost	$200.9	$51.7	$34.2	$7.3	$294.1
Accumulated Amortization	(4.2)	(50.0)	(5.7)	(4.0)	(63.9)

Net	$196.7	$1.7	$28.5	$3.3	$230.2

     Based on the intangible assets in service as of March 31, 2007, estimated amortization expense for each of the next five years ending March 31 is as follows:

(In millions)	2008	2009	2010	2011	2012
Amortization expense	$13.5	$12.0	$10.4	$9.9	$9.9

     The changes in the carrying value of goodwill by segment are as follows:

(In millions)	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2006	$63.3	$2.5	$1.8	$67.6
Memorex post-closing purchase price adjustments	(7.9)	—	—	(7.9)
Other adjustment, net	0.2	—	—	0.2

Balance as of March 31, 2007	$55.6	$2.5	$1.8	$59.9

Note 8 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Consolidated Statement of Operations for the three months ended March 31, 2007 were as follows:

(In millions)
Lease termination costs	$0.4
Asset impairments	0.2

Total	$0.6

     During the first quarter of 2007, we recorded lease termination costs and other charges of $0.6 million. The lease termination costs related to the 2006 Imation and Memorex restructuring program.
     The following tables summarize the restructuring activity related to our 2006 Imation and Memorex restructuring program which began in the second quarter of 2006.

     Changes in restructuring accruals during the three months ended March 31, 2007 were as follows:

	Balance as of			Balance as of
	December 31,	Additional		March 31,
(In millions)	2006	Charges	Usage	2007
Severance and other liability	$2.2	$—	$(1.3)	$0.9
Lease termination costs and other	2.6	0.4	(0.8)	2.2

Total	$4.8	$0.4	$(2.1)	$3.1

Total employees affected	27		(7)	20

     On a cumulative basis through March 31, 2007, the status of the 2006 restructuring accruals was as follows:

	Initial				Liability as of
	Program	Additional	Adjustments to	Cumulative	March 31,
(In millions)	Amounts	Charges	Initial Amounts	Usage	2007
Severance and other liability	$10.9	$—	$(0.7)	$(9.3)	$0.9
Lease termination costs and other	2.2	3.1	—	(3.1)	2.2

Total	$13.1	$3.1	$(0.7)	$(12.4)	$3.1

	Initial		Balance as of
	Headcount	Cumulative	March 31,
	Amounts	Reductions	2007
Total employees affected	164	(144)	20
Note 9 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
(In millions)	2007	2006
Cumulative currency translation adjustment	$(70.2)	$(77.5)
Pension liability adjustments, net of income tax	(13.5)	(13.6)
Cash flow hedging and other, net of income tax	(0.9)	(0.3)

Total accumulated other comprehensive loss	$(84.6)	$(91.4)

     Comprehensive income for the three-month periods ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2007	2006
Net income	$15.7	$19.4
Currency translation adjustment	7.3	3.1
Cash flow hedging and other, net of income tax	(0.6)	0.6

Total comprehensive income	$22.4	$23.1

Note 10 — Retirement Plans
Employer Contributions
     During the three months ended March 31, 2007, we contributed approximately $1.4 million to our pension plans. We presently anticipate contributing additional amounts of approximately $6 million to $9 million to fund our pension plans in 2007.

Components of Net Periodic Pension Cost

	United States		International
	Three Months Ended March 31,
(In millions)	2007	2006	2007	2006
Service cost	$2.0	$2.3	$—	$0.1
Interest cost	1.8	1.8	0.8	0.8
Expected return on plan assets	(2.4)	(2.5)	(0.8)	(0.8)
Amortization of unrecognized items	0.1	0.2	0.1	0.1

Net periodic pension cost	$1.5	$1.8	$0.1	$0.2

Note 11 — Derivatives and Hedging Activities
Cash Flow Hedges
     As of March 31, 2007, our cash flow hedges ranged in duration from less than one month to nine months and had a total notional amount of $202.2 million. Hedge costs, representing the premiums previously paid on expired options net of hedge gains and losses, of $0.4 million were reclassified into the Consolidated Statement of Operations during the quarter ended March 31, 2007. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of March 31, 2007 was $1.1 million, pre-tax, which, depending on market factors, is expected to reverse or be reclassified into operations in 2007.
Other Hedges
     We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts within other current assets or other current liabilities in the Condensed Consolidated Balance Sheet, and all changes in their fair value are immediately recognized in the Consolidated Statement of Operations. As of March 31, 2007, we had a notional amount of forward contracts of $57.9 million to hedge our recorded balance sheet exposures.
Fair Value Disclosure
     As of March 31, 2007, the fair value of our foreign currency forward and option contracts outstanding was $0.2 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
Note 12 — Business Segment Information
     We operate in one industry segment selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense which are not allocated to the regional segments. We believe this permits a more accurate assessment of the operating income for the regional segments.

     Net revenue and operating income by regional segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2007	2006
Net Revenue
Americas	$215.1	$143.2
Europe	142.7	128.9
Asia Pacific	64.1	63.1

Total	$421.9	$335.2

Operating Income
Americas	$24.5	$31.5
Europe	11.1	13.3
Asia Pacific	6.4	5.7
Corporate and unallocated	(18.4)	(21.2)

Total	$23.6	$29.3

     Corporate and unallocated amounts above include restructuring and other expense of $0.6 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively.
     We have three major product categories in each of our regional segments: magnetic, optical, and flash. Net revenue by product category was as follows:

	Three Months Ended
	March 31,
(In millions)	2007	2006
Net Revenue
Magnetic	$162.4	$176.3
Optical	192.7	123.8
Flash	35.7	18.5
Other	31.1	16.6

Total	$421.9	$335.2

Note 13 — Litigation, Commitments and Contingencies
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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2007 would not be material to our financial position.
     We filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M in 1996; (2) Imation’s 51% owned subsidiary Global Data Media is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s recent acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation has been voluntarily dismissed without prejudice. Under the terms of the Standstill Agreement, if Philips wants to file a lawsuit against Imation relating to the subject matter of the action, Philips must first give notice to Imation to allow Imation the opportunity to file its lawsuit first, and any future actions related to this subject matter must be venued in Minnesota.
Note 14 — Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FAS 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Note 15 — Subsequent Events
     On April 19, 2007, Imation and TDK Corporation, a Japanese corporation (“TDK”), entered into an Acquisition Agreement, providing for the acquisition by Imation of substantially all of the assets of TDK’s business relating to the marketing, distribution and sale, including customer service and support, of removable recording media products, accessory products and ancillary products under the TDK brand name (the “TDK Recording Media Business”) including the capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media Business.
     The purchase price for the TDK Recording Media Business is approximately $300 million, plus or minus certain post-closing price adjustments, and plus potential earn-out payments over the course of the next three fiscal years of up to an aggregate of $70 million. The $300 million initial purchase price is made up of approximately $280 million in Imation common stock and $20 million in cash. Seven million shares of Imation common stock, valued at $40.47 per share and representing approximately 17% percent of the outstanding shares as of April 19, 2007, are expected to be issued from treasury. The purchase price is subject to adjustment or renegotiation should the average trading price of Imation common stock over a ten consecutive trading day period ending four business days prior to closing vary by more than 13% from $40.47 per share (i.e. be greater than $45.73 or less than $35.21 per share). This is provided that the aggregate number of shares to be issued to TDK will not in any case exceed 19.9% of the number of outstanding shares of Imation common stock immediately prior to closing, with any remaining unpaid portion of the initial purchase price to be paid to TDK in cash. The acquisition is expected to close during the third quarter of 2007.
     On May 2, 2007, Imation’s Board of Directors approved a restructuring plan intended to align the Company’s manufacturing and R&D organizations with the strategic direction of the Company. We plan to focus manufacturing on magnetic tape coating operations at our existing manufacturing plants in Camarillo, CA and Weatherford, OK, consolidate and outsource all converting operations for tape cartridges which are currently spread among three plants and discontinue all manufacturing operations at Imation’s Wahpeton, ND plant, which we plan to exit by mid-2009. We believe these actions are necessary to optimize our manufacturing strategy. The restructuring will include our Oakdale, MN research and development organization which will be aligned to focus development and engineering resources on key programs in support of future advanced magnetic tape formats and in support of the Company’s continued growth and increased focus on consumer digital storage products and accessories. The restructuring will result in the elimination of approximately 675 positions by mid-2009, primarily in manufacturing operations. We anticipate we will incur approximately $25 to $30 million in restructuring charges over the next two years primarily to cover the costs of these changes. Approximately half of the charges will be recorded in the second quarter of 2007, with the remaining charges spread throughout the life of the program. Anticipated cash payments associated with termination benefits for the reduction of workforce (primarily severance and related benefits) are estimated at approximately $12 million to $15 million and lease buyouts are estimated at approximately $5 million. The remaining portion is non-cash charges mainly for asset write-offs associated with facilities and equipment.
     On May 7, 2007, Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the “Sellers”), and Imation entered into an Asset Purchase Agreement providing for the acquisition by Imation of certain assets of the Sellers used in or relating to the sourcing and sale of branded consumer electronics products, principally under the Memorex brand name (the “Memcorp Business”).

     The purchase price for the Memcorp Business is approximately $60 million, consisting of $23.0 million in cash at closing (including fair market value of inventory) and $37.5 million in promissory notes. In addition, there is a potential earn-out payment three years after closing of up to $20 million dependent on financial performance of the purchased business. With respect to the promissory notes, $30 million will be paid through the issuance of a promissory note payable to the Sellers in quarterly installments over three years from the closing date, with an interest rate of 6% per annum, and not subject to offset. Payment of the $30 million obligation is further provided for by an irrevocable letter of credit to be issued pursuant to Imation’s Credit Agreement. The remaining $7.5 million will be paid through the issuance of a promissory note payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6% per annum, which shall be unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers is satisfied prior to the 18-month maturity date, $3.75 million of such note shall be paid in advance of the maturity date, and provided further that if the existing obligation is not satisfied prior to the 18-month maturity date, $3.75 million of such note shall be withheld until such obligation is satisfied or the third anniversary of the closing date, whichever occurs first. The acquired assets and assumed liabilities do not include cash on hand, accounts receivable, accounts payable or accrued liabilities. The acquisition is expected to close during the third quarter of 2007.
Note 16 — Review Report of Independent Registered Public Accounting Firm
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of March 31, 2007, and the related consolidated statements of operations for each of the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 22, 2007, we expressed unqualified opinions thereon (our opinion contained an explanatory paragraph stating the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006 and defined benefit pension plans effective December 31, 2006). The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 8, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp. (Imation, the Company, we, us or our) is a leading provider of removable data storage media products designed to help our customers capture, create, protect, preserve and retrieve valuable digital assets. Our business-to-business customers range from managers of large data centers to distributed network administrators to small business owners who rely on our tape cartridges for data processing, security, business continuity, backup and archiving applications. For personal storage needs, our customers rely on our recordable optical discs, USB flash drives, flash cards and removable hard drives to store, edit and manage data, photos, video, images and music on business and home computers. Our products are sold in approximately 100 countries.
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
     We deliver a broad portfolio of products across multiple brands through diverse distribution channels and geographies. Success in the market is dependent on several factors, including being early to market with new formats and having efficient manufacturing, sourcing and supply chain operations, working closely with leading original equipment manufacturers (OEMs) to develop new formats or enhancements to existing formats, offering a broad assortment of products across multiple competing drive technology platforms, having broad geographic and market coverage and maintaining strong brand management capabilities across diverse distribution channels.
     The highest revenue growth opportunities include removable flash memory, recordable optical discs, more current tape formats and the newer product category of removable hard disks. These higher revenue growth opportunities provide revenue streams that are typically at lower gross profit margins than our historical gross profit margins on our proprietary magnetic media products.
     Our strategy is to maintain a relatively flat and efficient organizational structure as we take advantage of these growth opportunities by establishing strategic sourcing, brand distribution and licensing arrangements. For example, while we have manufacturing operations and intellectual property, including patents and know-how across a broad range of storage-related media technologies, we also source products from third party manufacturers. As a result, our revenue is derived from a combination of manufactured and sourced products. We believe this strategy supports higher revenue without the need to add substantial infrastructure or overhead costs, thus delivering increased gross margin dollars and operating profit growth on increased revenue as well as a return on invested capital above our weighted average cost of capital. In addition, we are implementing lean enterprise principles that emphasize speed, quality and competitive cost across all key functions and processes.
Executive Summary
Consolidated Results of Operations for the Three-Month Period Ended March 31, 2007
•	Revenue of $421.9 million in the three months ended March 31, 2007 was up 25.9 percent over the same period last year, driven by the Memorex acquisition.

•	Operating income of $23.6 million in the three months ended March 31, 2007 was down 19.5 percent compared with $29.3 million of operating income in the same period last year.

•	Both revenue and earnings in the quarter were negatively impacted by two factors which affected others in our industry. Flash products experienced greater than expected industry-wide price erosion primarily in the U.S. early in the quarter due to excess capacity of NAND flash. This reduced operating income by $4.5 million due to lower than expected margins. The industry also experienced pricing pressure on existing LTO tape media which could not be mitigated with the sales of new LTO tape media products due to continued delay of the introduction of LTO 4 drives by the drive manufacturers.

•	Diluted earnings per share was $0.44 for the three-month period ended March 31, 2007 compared with diluted earnings per share of $0.55 for the same period last year.

Cash Flow/Financial Condition for the Three-Month Period Ended March 31, 2007
•	Cash flow from operations totaled $6.2 million in the three-month period ended March 31, 2007.

•	Total cash and cash equivalents were $259.4 million as of March 31, 2007, compared with $252.5 million at year-end 2006.

•	The Board of Directors declared a first quarter dividend of $0.14 per share in February of 2007.
Adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect benefit of approximately $2.5 million which is comprised of previously unrecognized tax benefits in the amount of $1.5 million expected to be realized as a result of an IRS audit currently underway and a reduction of international tax reserves in the amount of $1.0 million. This cumulative effect was accounted for as an increase to the January 1, 2007 balance of retained earnings.
Results of Operations
Net Revenue

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2007	2006	Change
Net revenue	$421.9	$335.2	25.9%
     Our worldwide revenue growth in the first quarter of 2007 was driven by volume increases of approximately 34 percent and a foreign currency benefit of approximately 2 percent, partially offset by price declines of approximately 10 percent. The price decline was driven by rapid price erosion in flash products. The year-over-year price and exchange rate comparisons exclude the Memorex impact since it was not in our first quarter of 2006 base business. The revenue increase in 2007 was driven by volume growth in our optical and flash media products sales, primarily due to the addition of Memorex brand revenue of $98.5 million. Our first quarter revenue growth was partially offset by magnetic products revenue decline of about 8 percent compared with the three months ended March 31, 2006. The decline in magnetic products revenue was driven by diskettes and mature tape formats, as we anticipated.
Gross Profit

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2007	2006	Change
Gross profit	$81.8	$79.2	3.3%
Gross margin	19.4%	23.6%
     Our gross margin as a percent of revenue decreased in the first quarter of 2007, as compared with the first quarter of 2006, which was driven by changes in our product mix, as well as lower than expected flash and LTO tape product gross margins. Product mix changes are primarily due to the acquisition of Memorex, which has a business model that carries products with lower gross margin percentages and lower operating expense ratios. In addition, flash products experienced greater than expected industry-wide price erosion primarily in the U.S. early in the quarter due to excess capacity of NAND flash. This reduced operating income by $4.5 million due to lower than expected margins. Additionally, we experienced a revenue decline due to a shift in product mix within our tape business to mid-range tape and outsourced tape products that carry lower gross margins than some of our older tape formats. We partially offset these impacts with positive benefits from our lean programs and manufacturing performance.
Selling, General and Administrative (SG&A)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2007	2006	Change
Selling, general and administrative	$45.2	$35.3	28.0%
As a percent of revenue	10.7%	10.5%

     The increase in SG&A expense in the first quarter of 2007, as compared with the first quarter of 2006, was attributed to the addition of Memorex SG&A expense and approximately $3 million of additional amortization from acquired intangible assets, partially offset by synergies achieved with the Memorex acquisition as well as spending declines elsewhere.
Research and Development (R&D)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2007	2006	Change
Research and development	$12.4	$12.8	-3.1%
As a percent of revenue	2.9%	3.8%
Our R&D expense for the first quarter of 2007 remained essentially consistent with the first quarter of 2006.
Restructuring and Other
	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2007	2006	Change
Restructuring and other	$0.6	$1.8	-66.7%
As a percent of revenue	0.1%	0.5%
     During the first quarter of 2007, we recorded restructuring and other charges of $0.6 million mainly related to lease termination costs. Restructuring and other expense of $1.8 million recorded during the first quarter of 2006 related to severance and related benefits for employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities.

Operating Income
	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2007	2006	Change
Operating income	$23.6	$29.3	-19.5%
As a percent of revenue	5.6%	8.7%
Our decrease in operating income for the first quarter of 2007, as compared with the first quarter of 2006, was mainly attributed to gross margin declines discussed above.
Other (Income) and Expense
	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2007	2006	Change
Interest income	$(2.5)	$(4.7)	-46.8%
Interest expense	0.3	0.2	50.0%
Other expense, net	0.7	3.1	-77.4%

Other income	(1.5)	(1.4)	7.1%
As a percent of revenue	0.4%	0.4%
     Decreased interest income is attributed to the decline in cash balances as a result of the acquisition of Memorex which closed in the second quarter of 2006, offset partially by higher interest rates. The decrease in other expense, net was primarily attributed to a $2.2 million other-than-temporary decline in value of one of our investments in the three months ended March 31, 2006.
Performance by Business Segment
     We operate in one industry segment selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense which are not allocated to the regional segments. We believe this permits a more accurate assessment of the operating income for the regional segments.
     Information related to our segments is as follows:
Americas

	Three Months Ended
	March 31,
(Dollars in millions)	2007	2006	%Change
Net revenue	$215.1	$143.2	50.2%
Operating income	24.5	31.5	-22.2%
As a percent of revenue	11.4%	22.0%
     The Americas segment is our largest segment comprising 51 percent of our revenue for the three months ended March 31, 2007. Net revenue of the Americas segment grew 50.2 percent for the three months ended March 31, 2007, compared with the same period last year. This increase was driven by additional revenue from the Memorex acquisition of $83.1 million for the quarter, offset partly by declines in revenue from magnetic products.
     The decline in operating income in dollars and as a percentage of revenue was due to our anticipated product mix migration, as we realized increases in revenue from optical and flash products, driven by the Memorex acquisition, which carry lower gross margins than some of our magnetic products. In addition, flash products experienced industry-wide price erosion primarily in the U.S. early in the quarter due to excess capacity of NAND flash. This reduced operating income by $4.5 million due to lower than expected margins. The industry also experienced pricing pressure on LTO tape media due to continued delay of the introduction of LTO 4 drives. We partially offset these impacts with positive benefits from our lean programs and manufacturing performance.
Europe

	Three Months Ended
	March 31,
(Dollars in millions)	2007	2006	%Change
Net revenue	$142.7	$128.9	10.7%
Operating income	11.1	13.3	-16.5%
As a percent of revenue	7.8%	10.3%
     The net revenue of the Europe segment grew 10.7 percent in the three months ended March 31, 2007, compared with the same period last year. This increase was driven by increased sales of optical media products as we benefited from the Memorex acquisition as well as from foreign currency translation. The Memorex acquisition contributed $14.0 million to our European segment for the quarter ended March 31, 2007.
     The decline in operating income in dollars and as a percentage of revenue is due to the growth in revenue from optical media products sold by Memorex, which carry lower gross margins than some of our magnetic products, as well as a slight decline in overall profitability.
Asia Pacific

	Three Months Ended
	March 31,
(Dollars in millions)	2007	2006	%Change
Net revenue	$64.1	$63.1	1.6%
Operating income	6.4	5.7	12.3%
As a percent of revenue	10.0%	9.0%
     The net revenue of the Asia Pacific segment grew 1.6 percent in the three months ended March 31, 2007, compared with the same period last year driven by increased revenue from mid-range server products and DVDs.

     The Asia Pacific segment operating income as a percent of revenue was 10.0 percent for three months ended March 31, 2007, compared with 9.0 percent for the three months ended March 31, 2006. The increase was due to improved gross margins on magnetic products.
Corporate and Unallocated

	Three Months Ended
	March 31,
(Dollars in millions)	2007	2006	%Change
Operating costs	$18.4	$21.2	-13.2%
     Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense that are not allocated to the regional segments. The decreased operating costs for the three months ended March 31, 2007 was attributed mainly to lower restructuring and R&D costs.
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
     Changes in foreign currency exchange rates in the three months ended March 31, 2007 positively impacted worldwide revenue by approximately 2 percent compared with first quarter of 2006. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expense and pricing declines that tend to offset translation benefits over time. For example, we have generally experienced increased price erosion internationally as the dollar weakened. In addition, a weak dollar negatively affects some regional business activity.
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
Financial Position
     As of March 31, 2007, our cash and cash equivalents balance was $259.4 million, an increase of $6.9 million from $252.5 million as of December 31, 2006. Our cash and cash equivalents increase was due to operating cash flow of $6.2 million, proceeds of $3.3 million from exercise of stock options, and a favorable settlement of $7.9 million related to a post-closing purchase price adjustment associated with the acquisition of Memorex received during the first quarter of 2007. These cash inflows were partially offset by capital expenditures of $5.4 million and a dividend payment of $4.9 million.
     Accounts receivable days sales outstanding was 53 days as of March 31, 2007, down 3 days from December 31, 2006. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. Days of inventory supply was 85 days as of March 31, 2007, up 13 days compared with 72 days as of December 31, 2006. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increased inventory level in the three months ended March 31, 2007 was primarily driven by inventory increases associated with accelerated purchases of optical products to take advantage of certain unique discounts made available as well as inventory purchases to ramp up for a new magnetic products distribution agreement and additional optical SKUs added for certain large retail customers.
     Accounts payable was $242.6 million as of March 31, 2007, compared with $227.3 million as of December 31, 2006. The increase in accounts payable was due to increased purchasing activity during the first quarter of 2007, as well as timing of payments made during the quarter.
     Accrued payroll was $12.7 million as of March 31, 2006 compared with $23.7 million as of December 31, 2006. The decrease during the first quarter was mainly due to payments under our broad-based employee incentive compensation plans.

Liquidity and Capital Resources
     Cash provided by operating activities of $6.2 million in the three months ended March 31, 2007 was driven by net income of $15.7 million offset by cash used for working capital changes. Cash provided by operating activities of $23.1 million in the three months ended March 31, 2006 was driven by net income of $19.4 million.
     Cash provided by investing activities was $2.5 million in the three months ended March 31, 2007 compared with $16.9 million in the first three months of 2006. Investing activities for the three months ended March 31, 2007 included receipt of a $7.9 million settlement related to post-closing purchase price adjustments associated with the acquisition of Memorex partially offset by capital spending of $5.4 million. Investing activities for the three months ended March 31, 2006 included $15.6 million related to proceeds from maturing cash investments as well as $4.6 million in other investment proceeds, partially offset by capital spending of $3.3 million.
     Cash used in financing activities of $1.5 million in the three months ended March 31, 2007 was driven by dividend payments of $4.9 million, partially offset by cash inflows of $3.3 million related to the exercise of stock options. Cash used in financing activities of $2.7 million in the three months ended March 31, 2006 was driven by share repurchases of $15.0 million and dividend payments of $4.4 million, offset by cash inflows of $14.3 million related to the exercise of stock options.
     As of March 31, 2007, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that expires on March 29, 2011 that replaced our prior credit facility that would have expired on December 15, 2006. The Credit Agreement provides for revolving credit, including letters of credit, with borrowing availability of $300 million. Borrowings under the Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 1.20 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.15 to 0.30 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding, and we complied with all covenants under the Credit Agreement, as of March 31, 2007.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the credit agreement discussed above. As of March 31, 2007, there were no borrowings outstanding under such arrangements.
     In 1997, our Board of Directors authorized the repurchase of up to 6.0 million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors announced an increase in the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. On April 19, 2007, our Board of Directors authorized the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. No shares were repurchased during the three months ended March 31, 2007. As of March 31, 2007, we have repurchased 7.9 million shares of treasury stock acquired at an average price of $23.27 per share.
     We paid a cash dividend of $0.14 per share, or $4.9 million, during the first quarter of 2007. On May 2, 2007, our Board of Directors declared a second quarter cash dividend of $0.16 per share payable June 29, 2007, to shareholders of record at the close of business on June 15, 2007. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
     We expect total pension contributions to be in the range of $7 million to $10 million in 2007. We contributed approximately $1.4 million to our pension plans during the first quarter of 2007.
     Our remaining anticipated liquidity needs for 2007 include but are not limited to the following: the TDK recording media business estimated acquisition payment of $20 million and the related acquisition costs including those related to restructuring and integration; capital expenditures targeted to be in a range of $9 million to $15 million; restructuring payments of approximately $3 million plus any payments associated with the manufacturing and R&D restructuring announced May 7, 2007; pension funding in a range of $6 million to $9 million; operating lease payments of approximately $10 million and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.

     Other than operating lease commitments, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to our contractual obligations during the first three months of 2007.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to these accounting policies during the first three months of 2007.
Recently Issued Accounting Standards
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FAS 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Subsequent Events
     On April 19, 2007, Imation and TDK Corporation, a Japanese corporation (“TDK”), entered into an Acquisition Agreement, providing for the acquisition by Imation of substantially all of the assets of TDK’s business relating to the marketing, distribution and sale, including customer service and support, of removable recording media products, accessory products and ancillary products under the TDK brand name (the “TDK Recording Media Business”) including the capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media Business.
     The purchase price for the TDK Recording Media Business is approximately $300 million, plus or minus certain post-closing price adjustments, and plus potential earn-out payments over the course of the next three fiscal years of up to an aggregate of $70 million. The $300 million initial purchase price is made up of approximately $280 million in Imation common stock and $20 million in cash. Seven million shares of Imation common stock, valued at $40.47 per share and representing approximately 17% percent of the outstanding shares as of April 19, 2007, are expected to be issued from treasury. The purchase price is subject to adjustment or renegotiation should the average trading price of Imation common stock over a ten consecutive trading day period ending four business days prior to closing vary by more than 13% from $40.47 per share (i.e. be greater than $45.73 or less than $35.21 per share). This is provided that the aggregate number of shares to be issued to TDK will not in any case exceed 19.9% of the number of outstanding shares of Imation common stock immediately prior to closing, with any remaining unpaid portion of the initial purchase price to be paid to TDK in cash. The acquisition is expected to close during the third quarter of 2007.
     On May 2, 2007, Imation’s Board of Directors approved a restructuring plan intended to align the Company’s manufacturing and R&D organizations with the strategic direction of the Company. We plan to focus manufacturing on magnetic tape coating operations at our existing manufacturing plants in Camarillo, CA and Weatherford, OK, consolidate and outsource all converting operations for tape cartridges which are currently spread among three plants and discontinue all manufacturing operations at Imation’s Wahpeton, ND plant, which we plan to exit by mid-2009. We believe these actions are necessary to optimize our manufacturing strategy. The restructuring will include our Oakdale, MN research and development organization which will be aligned to focus development and engineering resources on key programs in support of future advanced magnetic tape formats and in support of the Company’s continued growth and increased focus on consumer digital storage products and accessories. The restructuring will result in the elimination of approximately 675 positions by mid-2009, primarily in manufacturing operations. We anticipate we will incur approximately $25 to $30 million in restructuring charges over the next two years primarily to cover the costs of these changes. Approximately half of the charges will be recorded in the second quarter of 2007, with the remaining charges spread throughout the life of the program. Anticipated cash payments associated with termination benefits for the reduction of workforce (primarily severance and related benefits) are estimated at approximately $12 million to $15 million and lease buyouts are estimated at approximately $5 million. The remaining portion is non-cash charges mainly for asset write-offs associated with facilities and equipment.

     On May 7, 2007, Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the “Sellers”), and Imation, entered into an Asset Purchase Agreement providing for the acquisition by Imation of certain assets of the Sellers used in or relating to the sourcing and sale of branded consumer electronics products, principally under the Memorex brand name (the “Memcorp Business”).
     The purchase price for the Memcorp Business is approximately $60 million, consisting of $23.0 million in cash at closing (including fair market value of inventory) and $37.5 million in promissory notes. In addition, there is a potential earn-out payment three years after closing of up to $20 million dependent on financial performance of the purchased business. With respect to the promissory notes, $30 million will be paid through the issuance of a promissory note payable to the Sellers in quarterly installments over three years from the closing date, with an interest rate of 6% per annum, and not subject to offset. Payment of the $30 million obligation is further provided for by an irrevocable letter of credit to be issued pursuant to Imation’s Credit Agreement. The remaining $7.5 million will be paid through the issuance of a promissory note payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6% per annum, which shall be unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers is satisfied prior to the 18-month maturity date, $3.75 million of such note shall be paid in advance of the maturity date, and provided further that if the existing obligation is not satisfied prior to the 18-month maturity date, $3.75 million of such note shall be withheld until such obligation is satisfied or the third anniversary of the closing date, whichever occurs first. The acquired assets and assumed liabilities do not include cash on hand, accounts receivable, accounts payable or accrued liabilities. The acquisition is expected to close during the third quarter of 2007.
Forward-Looking Statements and Risk Factors
     We have not updated our 2007 business outlook with this report due to the pending TDK recording media business acquisition, but intend to do so on May 22nd. Our previous outlook should therefore not be relied upon.
     Certain information contained in this report which does not relate to historical financial information, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully close the acquisitions of the TDK recording media business and Memcorp and achieve the anticipated benefits including synergies in a timely manner; our ability to operate the Memorex product lines as an integrated entity; our ability to successfully defend our intellectual property, including the Memorex brand and patent licenses and the Philips patent cross license; continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand; our ability to meet our cost reduction and revenue growth targets; our ability to successfully implement our global manufacturing strategy for magnetic data storage products and changes to our R&D organization and to realize the benefits expected from the related restructuring charges; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits from the Moser Baer and other strategic relationships and distribution agreements such as the Global Data Media joint venture and Tandberg Data ASA relationships; the competitive pricing environment and its possible impact on inventory valuations; foreign currency fluctuations; the outcome of any pending or future litigation; our ability to secure adequate supply of certain high demand products; the ready availability and price of energy; availability of key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products, as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Except for the paragraph noted below, there has been no material change since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For further information, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Also, see information on derivatives and hedging activities in Note 11 to the Condensed Consolidated Financial Statements of this Form 10-Q.
     As of March 31, 2007, we had $260.1 million notional amount of foreign currency forward and option contracts of which $57.9 million hedged recorded balance sheet exposures. This compares to $313.3 million notional amount of foreign currency forward and option contracts as of December 31, 2006, of which $67.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2007 by $12.4 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2007, the end of the period covered by this report, the Chief Executive Officer and President, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2007, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is our opinion that, after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of March 31, 2007, would not be material to our financial position.
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M in 1996; (2) Imation’s 51% owned subsidiary Global Data Media is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s recent acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. Imation believes that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation has been voluntarily dismissed without prejudice. Under the terms of the Standstill Agreement, if Philips wants to file a lawsuit against Imation relating to the subject matter of the action, Philips must first give notice to Imation to allow Imation the opportunity to file its lawsuit first, and any future actions related to this subject matter must be venued in Minnesota.
Item 1A. Risk Factors.
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (c)
     Not applicable
Item 3. Defaults upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable
Item 5. Other Information.
     On May 2, 2007, the Board of Directors approved an amendment to Imation’s bylaws, amending Article VIII to allow Imation to have uncertificated shares. This amendment was made due to the New York Stock Exchange requirement for existing listed companies to become eligible to participate in a direct registration system (DRS) by January 1, 2008. DRS allows a shareholder to be registered directly on the books of the transfer agent without the need of a physical certificate to evidence the security ownership.
     On May 2, 2007, the Board of Directors approved the Company’s restructuring plan intended to align the Company’s manufacturing and R&D organizations with the strategic direction of the Company. The Company plans to focus manufacturing on magnetic tape coating operations at its existing manufacturing plants in Camarillo, CA and Weatherford, OK, consolidate and outsource all converting operations for tape cartridges which are currently spread among three plants and discontinue all manufacturing operations at its Wahpeton, ND plant, which it plans to exit by mid-2009. The Company believes these actions are necessary to optimize its manufacturing strategy. The restructuring will include the Company’s Oakdale, MN research and development organization which will be aligned to focus development and engineering resources on key programs in support of future advanced magnetic tape formats and in support of the Company’s continued growth and increased focus on consumer digital storage products and accessories. The restructuring will result in the elimination of approximately 675 positions by mid-2009, primarily in manufacturing operations. The Company anticipates it will incur approximately $25 to $30 million in restructuring charges over the next two years primarily to cover the costs of these changes. Approximately half of the charges will be recorded in the second quarter of 2007, with the remaining charges spread throughout the life of the program. Anticipated cash payments associated with termination benefits for the reduction of workforce (primarily severance and related benefits) are estimated at approximately $12 million to $15 million and lease buyouts are estimated at approximately $5 million. The remaining portion is non-cash charges, mainly for asset write-offs associated with facilities and equipment.
     On May 7, 2007, Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the “Sellers”), and Imation Corp., a Delaware corporation (“Imation”), entered into an Asset Purchase Agreement providing for the acquisition by Imation of certain assets of the Sellers used in or relating to the sourcing and sale of branded consumer electronics products, principally under the Memorex brand name (the “Memcorp Business”).
     The purchase price for the Memcorp Business is approximately $60 million, consisting of approximately $23.0 million in cash at closing (including fair market value of inventory) and $37.5 million in promissory notes. In addition, there is a potential earn-out payment three years after closing of up to $20 million dependent on financial performance of the purchased business. With respect to the promissory notes, $30 million will be paid through the issuance of a promissory note payable to the Sellers in quarterly installments over three years from the closing date, with an interest rate of 6% per annum, and not subject to offset. Payment of the $30 million obligation is further provided for by an irrevocable letter of credit to be issued pursuant to Imation’s Credit Agreement. The remaining $7.5 million will be paid through the issuance of a promissory note payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6% per annum, which shall be unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers is satisfied prior to the 18-month maturity date, $3.75 million of such note shall be paid in advance of the maturity date, and provided further that if the existing obligation is not satisfied prior to the 18-month maturity date, $3.75 million of such note shall be withheld until such obligation is satisfied or the third anniversary of the closing date, whichever occurs first. The acquired assets and assumed liabilities do not include cash on hand, accounts receivable, accounts payable or accrued liabilities.
     Imation and the Sellers have made customary representations, warranties and covenants in the Asset Purchase Agreement, including, among others, covenants to cause the Sellers to conduct the Memcorp Business in the ordinary course during the interim period between signing and closing. Among other covenants, the Sellers have agreed not to compete with the Memcorp Business for three years, and the principal owners of the Sellers have also agreed not to compete with the Memcorp Business for three years from the termination of their consulting services to Imation. A number of employees of the Memcorp Business also are expected to transfer to Imation upon closing.
     The representations and warranties of each party set forth in the Asset Purchase Agreement have been made solely for the benefit of the other party to the agreement and such representations and warranties should not be relied on by any other person. In addition, such representations and warranties (i) have been qualified by disclosure schedules that the parties have exchanged in connection with the signing of the Asset Purchase Agreement, (ii) are subject to the materiality standards set forth in the Asset Purchase Agreement, which may differ from what may be viewed as material by investors and (iii) were made only as of the date of the Asset Purchase Agreement or such other date as specified in the Asset Purchase Agreement. The disclosure schedules referred to above contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Asset Purchase Agreement. Accordingly, no person should rely on the representations and warranties as characterizations of the actual state of facts, as they are modified in important part by those disclosure schedules. Moreover, information concerning the subject matter of the representations and warranties may change after the date of execution of the Asset Purchase Agreement.
     Consummation of the acquisition is subject to various customary conditions, including the assignment of certain third-party contracts, receipt of audited financial statements for the acquired assets that are not materially different than the unaudited financial information previously provided, no legal impediment to the acquisition and receipt of consents or non-objections from certain governmental agencies. The acquisition is expected to close during the third quarter of 2007.
     A copy of the Asset Purchase Agreement is filed herewith as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Asset Purchase Agreement is qualified in its entirety by reference to the full text of the agreement.
Item 6. Exhibits.
     The following documents are filed as part of, or incorporated by reference into, this report.

Exhibit
Number	Description of Exhibit
2.1	Asset purchase agreement dated May 7, 2007, among Imation Corp. and Hopper Radio of Florida, Inc., Memcorp, Inc., and Memcorp Asia Limited

2.2	Acquisition Agreement, dated April 19, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed April 25, 2007)

3.1	Amended and Restated Bylaws of Imation

10.1	Employment Closure Agreement between Imation Corp. and Mr. Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed April 2, 2007)

10.2	Director Compensation Program, as amended

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date: May 8, 2007	/s/ Paul R. Zeller
Paul R. Zeller
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
2.1	Asset purchase agreement dated May 7, 2007, among Imation Corp. and Hopper Radio of Florida, Inc., Memcorp, Inc., and Memcorp Asia Limited

3.1	Amended and Restated Bylaws of Imation

10.2	Director Compensation Program, as amended

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002