Form 10-Q
period 2007-06-30
IMATION CORP
filed 2007-08-03
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14310

IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Imation Way
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,191,402 shares of Common Stock, par value $0.01 per share, were outstanding at July 31, 2007.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	$412.8	$365.8	$834.7	$701.0
Cost of goods sold	340.3	281.6	680.4	537.6

Gross profit	72.5	84.2	154.3	163.4

Operating expense:
Selling, general and administrative	44.7	44.4	89.9	79.7
Research and development	9.6	12.3	22.0	25.1
Restructuring and other	20.8	8.9	21.4	10.7

Total	75.1	65.6	133.3	115.5

Operating income (loss)	(2.6)	18.6	21.0	47.9

Other (income) and expense:
Interest income	(2.5)	(2.9)	(5.0)	(7.6)
Interest expense	0.3	0.2	0.6	0.4
Other expense, net	1.5	2.5	2.2	5.6

Total	(0.7)	(0.2)	(2.2)	(1.6)

Income (loss) from continuing operations before income taxes	(1.9)	18.8	23.2	49.5

Income tax provision (benefit)	(0.5)	5.9	8.9	17.2

Income (loss) from continuing operations	(1.4)	12.9	14.3	32.3

Gain on disposal of discontinued business, net of income taxes	—	1.2	—	1.2

Net income (loss)	$(1.4)	$14.1	$14.3	$33.5

Earnings (loss) per common share – basic:
Continuing operations	$(0.04)	$0.37	$0.41	$0.93
Discontinued operations	$—	$0.03	$—	$0.03
Net income (loss)	$(0.04)	$0.41	$0.41	$0.97

Earnings (loss) per common share – diluted:
Continuing operations	$(0.04)	$0.37	$0.41	$0.92
Discontinued operations	$—	$0.03	$—	$0.03
Net income (loss)	$(0.04)	$0.40	$0.41	$0.95

Weighted average basic shares outstanding	34.9	34.6	34.9	34.7

Weighted average diluted shares outstanding	34.9	35.2	35.3	35.3

Cash dividends paid per common share	$0.16	$0.14	$0.30	$0.26

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$242.7	$252.5
Accounts receivable, net	279.2	308.1
Inventories, net	292.6	258.0
Other current assets	73.5	58.3

Total current assets	888.0	876.9
Property, plant and equipment, net	172.2	178.0
Intangible assets, net	223.2	230.2
Goodwill	60.0	67.6
Other assets	34.4	30.2

Total assets	$1,377.8	$1,382.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$219.6	$227.3
Accrued payroll	9.5	23.7
Other current liabilities	131.8	140.6

Total current liabilities	360.9	391.6
Other liabilities	44.6	45.0
Commitments and contingencies
Shareholders’ equity	972.3	946.3

Total liabilities and shareholders’ equity	$1,377.8	$1,382.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$14.3	$33.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.0	17.6
Stock-based compensation	7.9	5.0
Excess tax benefits from exercise of stock options	(0.2)	(2.7)
Deferred income taxes	0.8	(3.1)
Gain on sale of Specialty Papers	—	(2.1)
Non-cash restructuring and other charges	2.8	1.1
Other	1.8	4.7
Changes in operating assets and liabilities:
Accounts receivable	29.4	10.2
Inventories	(33.1)	(26.2)
Other assets	(3.9)	7.3
Accounts payable	(8.5)	4.9
Accrued payroll and other liabilities	(16.8)	3.1

Net cash provided by operating activities	15.5	53.3

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	5.5	(331.5)
Capital expenditures	(9.4)	(7.1)
Purchase of investments	(0.2)	(0.2)
Proceeds from sale of investments	—	28.9
Proceeds from sale of property, plant and equipment	—	3.3
Proceeds from sale of Specialty Papers	—	2.3

Net cash used in investing activities	(4.1)	(304.3)

Cash Flows from Financing Activities:
Purchase of treasury stock	(17.8)	(25.4)
Dividend payments	(10.5)	(9.0)
Exercise of stock options	5.8	18.2
Excess tax benefits from exercise of stock options	0.2	2.7

Net cash used in financing activities	(22.3)	(13.5)

Effect of exchange rate changes on cash and cash equivalents	1.1	5.3

Net change in cash and cash equivalents	(9.8)	(259.2)
Cash and cash equivalents — beginning of period	252.5	483.0

Cash and cash equivalents — end of period	$242.7	$223.8

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
     The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
     The December 31, 2006 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (Form 10-K).
Note 2 — Taxes
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect benefit of approximately $2.5 million which is comprised of previously unrecognized tax benefits in the amount of $1.5 million which were subsequently realized as a result of an Internal Revenue Service (IRS) audit completed in the second quarter of 2007, and a reduction of international tax reserves in the amount of $1.0 million. This cumulative effect was accounted for as an increase to the January 1, 2007 balance of retained earnings.
     Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. The total amount of our unrecognized tax benefits was $7.3 million as of January 1, 2007. Our unrecognized tax benefits, if recognized, would impact the effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007 is $1.4 million related to tax positions for which it is reasonably possible that the amounts could change during the next twelve months. This potential change represents a decrease in unrecognized tax benefits comprised of items related to expiring statutes in foreign jurisdictions.
     We recognize interest and, if applicable, penalties in income tax expense. We have accrued approximately $1.5 million for the payment of interest as of January 1, 2007.
     We file income tax returns in the United States (U.S.) federal jurisdiction, and various states and foreign jurisdictions. Some state and foreign jurisdiction tax years remain open to examination for years before 2002; however, we believe any additional assessments for years before 2002 will not be material to our consolidated financial statements. The IRS completed an examination of our U.S. income tax returns for 2003 through 2005 in the second quarter of 2007. The IRS proposed certain adjustments which would result in a net payment to the IRS in the amount of approximately $3 million. A liability was previously recorded for the proposed payment, which we accepted and which will be paid in the third quarter of 2007.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue in the three-month periods ended June 30, 2007 and 2006 were $11.2 million and $7.1 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue in the six-month periods ended June 30, 2007 and 2006 were $24.5 million and $13.8 million, respectively.

Note 3 — Weighted Average Basic and Diluted Shares Outstanding
     Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding including all potentially dilutive shares issuable under our stock-based compensation plans using the “treasury stock” method. Stock options are not considered in the diluted earnings per share calculation when the Company has a loss from continuing operations. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Weighted average number of shares outstanding during the period	34.9	34.6	34.9	34.7
Dilutive effect of stock-based compensation plans	—	0.6	0.4	0.6

Weighted average number of diluted shares outstanding during the period	34.9	35.2	35.3	35.3

     As of June 30, 2007 and 2006, certain options to purchase approximately 1,522,000 and 628,000 shares, respectively, of our common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
Note 4 — Stock-Based Compensation
     We have stock options and restricted stock outstanding under our 1996 Employee Stock Incentive Program (Employee Plan), our 1996 Directors Stock Compensation Program (Directors Plan), our 2000 Stock Incentive Plan (2000 Incentive Plan) and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively, the Stock Plans). No further shares are available for grant under the Employee Plan, Directors Plan or the 2000 Incentive Plan. As of June 30, 2007, there were 945,366 shares available for grant under our 2005 Incentive Plan. Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations associated with the Stock Plans for the six-month periods ended June 30, 2007 and 2006 was $7.9 million and $5.0 million, respectively, and for the three-month periods ended June 30, 2007 and 2006 was $4.9 million and $2.8 million, respectively. Stock-based compensation expense in the three and six month periods ended June 30, 2007, included expense of $2.2 million recorded in restructuring and other charges related to a terminated employment agreement (see Note 8).
Stock Options
     The following table summarizes our stock option activity for the six-month period ended June 30, 2007:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2006	3,378,979	$34.48
Granted	589,812	37.64
Exercised	(216,621)	26.83
Forfeited	(197,401)	40.03

Outstanding June 30, 2007	3,554,769	$35.16

     The weighted average grant-date fair value of options that were granted during the six-month period ended June 30, 2007 was $10.98. The total intrinsic value of stock options exercised during the six-month period ended June 30, 2007 was $3.0 million. As of June 30, 2007, there was $17.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.60 years.

Note 5 — Supplemental Balance Sheet Information

	June 30,	December 31,
(In millions)	2007	2006
	(Unaudited)
Accounts Receivable
Accounts receivable	$295.2	$320.9
Less allowances	(16.0)	(12.8)

Accounts receivable, net	$279.2	$308.1

Inventories
Finished goods	$237.0	$217.6
Work in process	27.3	19.6
Raw materials and supplies	28.3	20.8

Total inventories, net	$292.6	$258.0

Other Current Assets
Deferred income taxes	$36.1	$26.0
Other	37.4	32.3

Total other current assets	$73.5	$58.3

Property, Plant and Equipment
Property, plant and equipment	$623.4	$634.7
Less accumulated depreciation	(451.2)	(456.7)

Property, plant and equipment, net	$172.2	$178.0

Other Assets
Deferred income taxes	$15.3	$16.3
Other	19.1	13.9

Total other assets	$34.4	$30.2

Other Current Liabilities
Employee separation costs	$13.4	$2.2
Rebates	55.0	65.3
Income taxes	6.4	9.7
Other	57.0	63.4

Total other current liabilities	$131.8	$140.6

Other Liabilities
Pension	$5.9	$9.8
Deferred income taxes	8.2	5.7
Other	30.5	29.5

Total other liabilities	$44.6	$45.0

Note 6 — Acquisition
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

     The estimated cash purchase price for the acquisition at the time of closing was $329.3 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Additional cash consideration of a minimum of $5.0 million will be paid, of which $2.5 million was paid during the second quarter of 2007, and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. The financial performance is measured by the net earnings before interest, income taxes, depreciation and amortization (EBITDA) of the purchased business as defined in the Acquisition Agreement previously filed by Imation as Exhibit 2.1 to our Current Report on Form 8-K filed January 25, 2006.
     We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. We expect the escrowed amounts (less claims made) to be released by September 30, 2007. In addition, we placed $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments, under the acquisition agreement, were finalized. On March 30, 2007, we received $7.9 million of this escrow amount in a settlement of post-closing adjustments relating to working capital. The remaining escrow balance of $0.1 million was released to the seller. As set forth in Note 7 below, the finalization of working capital adjustments resulted in a decrease to the goodwill balance during the six months ended June 30, 2007.
     Memorex operating results are included in our consolidated results of operations from the date of acquisition. Our Consolidated Balance Sheet as of December 31, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. This allocation is presented in the Notes to Consolidated Financial Statements appearing in our Form 10-K.
     The following unaudited pro forma financial information illustrates our estimated results of operations for the three-month and six-month periods ended June 30, 2006 as if the acquisition of Memorex had occurred on January 1, 2006:

	Three Months	Six Months
	Ended	Ended
(In millions, except per share amounts)	June 30, 2006	June 30, 2006
Net revenue	$398.4	$845.1
Income from continuing operations	14.0	25.5
Net income	15.2	26.7

Earnings per common share – basic:
Continuing operations	$0.40	$0.73
Net income	$0.44	$0.77

Earnings per common share – diluted:
Continuing operations	$0.40	$0.72
Net income	$0.43	$0.76
     The pro forma operating results are presented for comparative purposes only. They do not represent the results that would have been reported had the acquisition occurred on the dates assumed, and they are not necessarily indicative of future operating results.
Note 7 — Intangible Assets and Goodwill
     The breakdown of intangible assets as of June 30, 2007 and December 31, 2006 was as follows:

	Trade		Customer
(In millions)	Names	Software	Relationships	Other	Total
June 30, 2007
Cost	$201.0	$51.4	$34.2	$7.3	$293.9
Accumulated Amortization	(7.1)	(50.5)	(8.3)	(4.8)	(70.7)

Net	$193.9	$0.9	$25.9	$2.5	$223.2

	Trade		Customer
(In millions)	Names	Software	Relationships	Other	Total
December 31, 2006
Cost	$200.9	$51.7	$34.2	$7.3	$294.1
Accumulated Amortization	(4.2)	(50.0)	(5.7)	(4.0)	(63.9)

Net	$196.7	$1.7	$28.5	$3.3	$230.2

     Based on the intangible assets in service as of June 30, 2007, estimated amortization expense for each of the next five years ending June 30 is as follows:

(In millions)	2008	2009	2010	2011	2012
Amortization expense	$13.1	$11.7	$10.2	$9.9	$9.8

     The changes in the carrying value of goodwill by segment were as follows:

(In millions)	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2006	$63.3	$2.5	$1.8	$67.6
Memorex post-closing purchase price adjustments	(7.9)	—	—	(7.9)
Other adjustments, net	0.2	—	—	0.2
Foreign currency translation adjustment	—	0.1	—	0.1

Balance as of June 30, 2007	$55.6	$2.6	$1.8	$60.0

Note 8 — Restructuring and Other
     The components of our restructuring and other expense included in the Condensed Consolidated Statement of Operations for the three-month and six-month periods ended June 30, 2007 were as follows:

	Three Months	Six Months
	Ended	Ended
(In millions)	June 30, 2007	June 30, 2007
Restructuring
Severance and other	$15.1	$15.1
Pension curtailment (Note 10)	1.4	1.4
Lease termination costs	—	0.4

	16.5	16.9
Terminated employment agreement	3.1	3.1
Asset impairments	1.2	1.4

Total	$20.8	$21.4

Restructuring
     2007 Cost Reduction Restructuring Program
     During the second quarter of 2007, we recorded restructuring charges of $16.5 million related to our cost reduction program. This program includes a reorganization of our magnetic data storage tape manufacturing operations and changes to our research and development (R&D) organization to align resources with our strategic direction and to support an increasing focus on engineering and rapid prototyping of consumer technologies as well as in qualification of new products. We will focus manufacturing on magnetic tape coating operations at our existing plants in Camarillo, California and Weatherford, Oklahoma, and we will consolidate and outsource all converting operations for magnetic tape cartridges that are currently spread among three plants. We plan to discontinue all manufacturing operations at our Wahpeton, North Dakota plant, which we plan to exit by mid-2009. The R&D organization will be aligned to focus on key programs in support of future advanced magnetic tape formats and our increased growth and focus on consumer digital storage products and accessories.

     Approximately 675 positions will be eliminated under the restructuring program by mid-2009, primarily in manufacturing operations. The program is expected to result in $25 million to $30 million in annualized cost savings once the program is fully implemented. We expect to incur a total of $30 million to $35 million in restructuring charges over the next two years related to this cost reduction program.
     The charges in the second quarter of 2007 consisted of estimated severance and related benefits of $15.1 million and a pension curtailment loss of $1.4 million discussed in Note 10. The following tables summarize the restructuring activity related to our 2007 cost reduction restructuring program.

	Initial		Liability
	Program	Cumulative	as of
(In millions)	Amounts	Usage	June 30, 2007
Severance and other	$15.1	$(1.7)	$13.4

	Initial		Balance as of
	Headcount	Cumulative	June 30,
	Amounts	Reductions	2007
Total employees affected	675	(39)	636
     2006 Imation and Memorex Restructuring Program
     During the six months ended June 30, 2007, we recorded lease termination costs of $0.4 million related to our 2006 Imation and Memorex restructuring program, which began in the second quarter of 2006. The 2006 Imation and Memorex restructuring program was substantially completed as of June 30, 2007.
Terminated Employment Agreement
     During the second quarter of 2007, the Board of Directors of the Company and Mr. Henderson mutually determined that Mr. Henderson would resign as Chairman of the Board and Chief Executive Officer of the Company effective as of the close of business on April 2, 2007 due to his continuing health issues. Mr. Henderson’s employment agreement also terminated effective as of that date. Mr. Henderson remains an inactive employee of the Company, receiving his 2007 salary, benefits and 2007 bonus eligibility under the Company’s annual bonus plan through May 9, 2007. Mr. Henderson applied for and is receiving benefits under the Company’s long-term disability plan. Mr. Henderson is also receiving other benefits as provided to all other similarly situated Company employees who are receiving benefits under the Company’s long-term disability plan. These benefits currently include: (i) coverage under the Company’s medical insurance plans (with Mr. Henderson continuing to pay the required employee premium for such benefits); (ii) continued vesting of his stock options (other than his performance-based stock options, which were forfeited) and restricted stock in accordance with their regular schedules; and (iii) continued accrual of pension benefits, but his pension benefits will vest only if Mr. Henderson remains eligible to receive long-term disability benefits until May 13, 2009. The Company and Mr. Henderson entered into an employment closure agreement dated April 2, 2007 setting forth the items described above. Costs associated with the terminated employment agreement totaled $3.1 million of which $2.2 million is related to his pre-existing stock-based compensation.
Asset impairments
     During the second quarter of 2007, we incurred asset impairment charges of $1.2 million related to abandonment of certain manufacturing assets as a result of the manufacturing reorganization.

Note 9 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
(In millions)	2007	2006
Cumulative currency translation adjustment	$(62.6)	$(77.5)
Pension liability adjustments, net of income tax	(7.1)	(13.6)
Cash flow hedging and other, net of income tax	(1.0)	(0.3)

Total accumulated other comprehensive loss	$(70.7)	$(91.4)

     Comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Net income (loss)	$(1.4)	$14.1	$14.3	$33.5
Currency translation adjustment	7.6	5.6	14.9	8.7
Pension liability adjustments, net of income tax
Prior service cost	0.3	—	0.3	—
Net actuarial (gain)/loss	6.4	—	6.4	—
Less: amortization of costs included in net periodic pension cost	—		(0.2)
Cash flow hedging and other, net of income tax	(0.1)	—	(0.7)	0.6

Total comprehensive income	$12.8	$19.7	$35.0	$42.8

Note 10 — Pension Plans
Employer Contributions
     During the six months ended June 30, 2007, we contributed approximately $1.9 million to our pension plans. We presently anticipate contributing additional amounts of approximately $2 million to $4 million to fund our pension plans in 2007.
     In connection with our actions taken under our 2007 cost reduction restructuring program, the number of employees accumulating benefits under the United States pension plan was reduced significantly, which resulted in the recognition of a curtailment loss of $1.4 million included as a component of restructuring and other in the Condensed Consolidated Statement of Operations. Further, as required by Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), we remeasured our pension liability as of the date of the curtailment. The effect of the curtailment and remeasurement included an elimination of our pension liability of $5.2 million, recognition of plan assets of $4.8 million, a deferred tax liability increase of $4.1 million and a reduction in accumulated other comprehensive loss of $6.7 million.
Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1.5	$2.3	$0.2	$0.1	$3.5	$4.6	$0.2	$0.2
Interest cost	1.9	1.8	0.9	0.8	3.7	3.6	1.7	1.6
Expected return on plan assets	(2.5)	(2.5)	(1.1)	(0.8)	(4.9)	(5.0)	(1.9)	(1.6)
Amortization of unrecognized items	—	0.2	—	0.1	0.1	0.4	0.1	0.2

Net periodic pension cost	$0.9	$1.8	$—	$0.2	$2.4	$3.6	$0.1	$0.4
Curtailment	1.4	—	—	—	1.4	—	—	—

Total pension cost	$2.3	$1.8	$—	$0.2	$3.8	$3.6	$0.1	$0.4

     The weighted average discount rate assumption used in the remeasurement of our United States pension plan benefit obligation changed from 5.75 percent as of our December 31, 2006 measurement date to 6.00 percent as of the measurement date of June 1, 2007. No other assumptions were materially changed.
Note 11 — Derivatives and Hedging Activities
Cash Flow Hedges
     As of June 30, 2007, our cash flow hedges ranged in duration from less than one month to six months and had a total notional amount of $135.0 million. Hedge costs, representing the premiums previously paid on expired options net of hedge gains and losses, of $0.4 million were recognized in the Condensed Consolidated Statement of Operations during the three-month period ended June 30, 2007. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of June 30, 2007 was $1.2 million, pre-tax, which, depending on market factors, is expected to reverse or be recognized in operations in 2007.
Other Hedges
     We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts within other current assets or other current liabilities in the Condensed Consolidated Balance Sheet, and all changes in their fair value are immediately recognized in the Condensed Consolidated Statement of Operations. As of June 30, 2007, we had a notional amount of forward contracts of $69.5 million to hedge our recorded balance sheet exposures.
Fair Value Disclosure
     As of June 30, 2007, the negative fair value of our foreign currency forward and option contracts outstanding was $0.7 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
Note 12 — Business Segment Information
     We operate in one industry segment selling removable data storage media and accessories to commercial and individual consumers. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated operating income (loss). Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense which are not allocated to the regional segments. We believe this presentation permits a more accurate assessment of the regional segment operating income.
     Net revenue and operating income (loss) by regional segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Net Revenue
Americas	$229.4	$185.7	$444.5	$328.9
Europe	126.7	125.4	269.4	254.3
Asia Pacific	56.7	54.7	120.8	117.8

Total	$412.8	$365.8	$834.7	$701.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Operating Income (Loss)
Americas	$22.1	$30.0	$46.6	$61.5
Europe	7.9	11.2	19.0	24.5
Asia Pacific	4.0	4.0	10.4	9.7
Corporate and unallocated	(36.6)	(26.6)	(55.0)	(47.8)

Total	$(2.6)	$18.6	$21.0	$47.9

     Corporate and unallocated amounts above include restructuring and other expense of $21.4 million and $10.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. Corporate and unallocated amounts above include restructuring and other expense of $20.8 million and $8.9 million for the three-month periods ended June 30, 2007 and 2006, respectively.
     We have three major product categories in each of our regional segments: magnetic, optical and flash. The other category consists of several products including accessories and removable hard disk. Net revenue by product category was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Net Revenue
Magnetic	$150.4	$156.1	$312.8	$332.4
Optical	192.6	158.0	385.3	281.8
Flash	42.8	28.1	78.5	46.6
Other	27.0	23.6	58.1	40.2

Total	$412.8	$365.8	$834.7	$701.0

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2007 would not be material to our financial position.
     We filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M in 1996; (2) Imation’s 51 percent owned subsidiary Global Data Media is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s recent acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation has been voluntarily dismissed without prejudice. Under the terms of the Standstill Agreement, if Philips wants to file a lawsuit against Imation relating to the subject matter of the action, Philips must first give notice to Imation to allow Imation the opportunity to file its lawsuit first, and any future actions related to this subject matter must be venued in Minnesota. Philips provided such notice to Imation on July 31, 2007 and we are currently reviewing our options.

     On July 11, 2007, SanDisk Corporation filed a patent infringement action in U.S. District Court, Northern District of California, against Imation Corp. and its subsidiary, Memorex Products, Inc. This action alleges that we have infringed a patent held by SanDisk (U.S. Patent 5,602,987) by offering and selling USB flash drives. We are currently reviewing the allegations and our strategy to defend the matter. Because many of our suppliers are already licensed by SanDisk and we are indemnified by our suppliers against claims for patent infringement, at this time we do not believe this action will have a material adverse impact on our financial statements.
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
Note 15 — Subsequent Events
     On July 9, 2007, Imation completed the acquisition of certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp, subsidiaries of Hopper Radio of Florida, Inc., a Florida corporation), pursuant to an Asset Purchase Agreement dated as of May 7, 2007 (the Purchase Agreement). As provided in the Purchase Agreement, Imation acquired the assets of Memcorp used in or relating to the sourcing and sale of consumer electronics products, principally sold under the Memorex brand name, including inventories, equipment and other tangible personal property and intellectual property. The acquisition also included existing brand licensing agreements, including Memcorp’s agreement with MTV Networks, a division of Viacom International, to design and distribute specialty consumer electronics under certain Nickelodeon properties and brands. Imation paid cash of $27.3 million at closing and issued three-year promissory notes in the aggregated amounts of $37.5 million. Certain inventory purchases are in the process of being finalized, and earn-out payments may be paid over the course of the next three fiscal years of up to an aggregate of $20 million, dependent on financial performance of the purchased business.
     With respect to the promissory notes, $30 million will be paid to Memcorp in quarterly installments over three years from the closing date, with an interest rate of six percent per annum, and not subject to offset. Payment of the $30 million obligation is further provided for by an irrevocable letter of credit to be issued pursuant to Imation’s Credit Agreement. The remaining $7.5 million will be paid to Memcorp in a lump sum payment 18 months from the closing date, with an interest rate of six percent per annum, which shall be unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of Memcorp is satisfied prior to the 18-month maturity date, $3.75 million of such note shall be paid in advance of the maturity date, and provided further that if the existing obligation is not satisfied prior to the 18-month maturity date, $3.75 million of such note shall be withheld until such obligation is satisfied or the third anniversary of the closing date, whichever occurs first.
     On July 31, 2007, Imation completed the acquisition of substantially all of the assets, relating to the marketing, distribution and sale, including customer service and support of removable recording media products, accessory products and ancillary products under the TDK brand name (the TDK Recording Media Business), from TDK Corporation, a Japanese corporation (TDK), pursuant to an Acquisition Agreement dated April 19, 2007, between Imation and TDK (the Acquisition Agreement).
     The purchase price for the TDK Recording Media Business was approximately $260 million in a combination of cash and stock. Imation issued to TDK 6.8 million shares of Imation common stock, representing 16.6 percent of shares outstanding after issuance of the shares to TDK. The shares are valued at $31.75 based on the market value immediately prior to closing. Imation also paid $29.5 million in cash to TDK. The purchase price includes approximately $13 million for customary closing costs, advisory fees and a payment made to a third party to acquire their minority interest in a TDK international subsidiary. Additional cash consideration of up to $70 million may be paid by Imation to TDK based on future financial performance of the acquired business.

     As provided in the Acquisition Agreement, Imation acquired substantially all of the assets of the TDK Recording Media Business, including the capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media Business, and use of the TDK brand name for current and future recording media products including magnetic tape, optical media, flash media and accessories. Approximately 350 TDK employees in the TDK Recording Media Business transferred to Imation upon closing and additional TDK employees will provide transitional services to Imation for a period of time.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of June 30, 2007, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
     We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2007, we expressed an unqualified opinion on those consolidated financial statements (our opinion contained an explanatory paragraph stating the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006 and defined benefit pension plans effective December 31, 2006). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
August 3, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp. (Imation, the Company, we, us, or our) is a leading provider of removable data storage media products designed to help our customers capture, create, protect, preserve and retrieve valuable digital assets. Our products are sold in approximately 100 countries to commercial and individual consumers. Our commercial customers range from managers of large data centers to distributed network administrators to small business owners who rely on our magnetic tape cartridges for data processing, security, business continuity, backup and archiving applications. Our customers rely on our recordable optical discs, USB flash drives, flash cards and removable hard drives to store, edit and manage data, photos, video, images and music.
     The data storage market presents attractive growth opportunities as well as challenges. Demand for storage capacity is growing rapidly. Industry and market research estimates project compound annual growth in demand for storage capacity from 2002 to 2011 to vary between approximately 28 percent for magnetic tape to approximately 35 percent for optical discs and flash media. However, new formats deliver greater capacity in a single piece of storage media, which results in overall revenue growth being lower than the overall growth in demand for storage capacity. The market is highly competitive, may be subject to consolidation and is characterized by continuing changes in technology, ongoing variable price erosion, diverse distribution channels and a large variety of brands and formats for tape, optical, flash and removable hard disk products.
     We deliver a broad portfolio of products across multiple brands through diverse distribution channels and geographies. We manufacture the majority of our magnetic tape products and source the majority of our other products. Success in the market is dependent on several factors, including being early to market with new formats and having efficient manufacturing, sourcing and supply chain operations, working closely with leading original equipment manufacturers (OEMs) to develop new formats or enhancements to existing formats, offering a broad assortment of products across multiple competing drive technology platforms, having broad geographic and market coverage and maintaining strong brand management capabilities across diverse distribution channels.
     The highest revenue growth opportunities include removable flash memory, recordable optical discs, higher capacity tape formats and the newer product category of removable hard disks. These higher revenue growth opportunities provide revenue streams that are typically at lower gross profit margins than our historical gross profit margins on our proprietary magnetic media products.
     In the second quarter of 2007, we communicated our strategy and direction through 2011 which is intended to increase our presence in the consumer storage and technology product arena through brand acquisition and extensions, while maintaining a significant position in the commercial data storage tape market. This strategy provides significant growth opportunities for us; however, these markets are also more volatile in terms of pricing and demand than the commercial data storage tape market in which we have historically operated. With the recent announcements of our acquisitions of the TDK Recording Media Business and the Memcorp business in addition to our Memorex acquisition in 2006 (see Note 15 to the condensed consolidated financial statements), we are building a portfolio of brands that we own, manage, or distribute in both consumer retail and commercial markets. We are optimizing our position in magnetic tape as we continue to invest in current and future tape formats. In addition, we are growing our consumer product portfolio across multiple brands and extending brands selectively into the consumer electronics arena. With this strategy, we have targeted ten to fifteen percent compound annual growth in revenue and earnings over the period of 2007 to 2011, driven by a combination of acquisitions and organic growth.
     Our plan is to grow revenue without adding significant infrastructure or employees thus maintaining a relatively flat and efficient organizational structure. We believe this strategy supports higher revenue without the need to add substantial infrastructure or employees, thus delivering increased gross margin dollars and operating profit growth on increased revenue as well as a return on invested capital above our weighted average cost of capital. In addition, we continue to implement lean enterprise principles that emphasize speed, quality and competitive cost across all key functions and processes.
Executive Summary
Consolidated Results of Operations for the Three-Month Period Ended June 30, 2007
•	Revenue of $412.8 million in the three-month period ended June 30, 2007 was up 12.8 percent over the same period last year.

•	Operating loss of $2.6 million in the three-month period ended June 30, 2007 is compared with operating income of $18.6 million in the same period last year.

•	Restructuring and other charges of $20.8 million and $8.9 million were included in operating income (loss) for the three-month periods ended June 30, 2007 and 2006, respectively.

•	Diluted loss per share from continuing operations was $0.04 for the three-month period ended June 30, 2007 compared with diluted earnings per share from continuing operations of $0.37 for the same period last year.
Consolidated Results of Operations for the Six-Month Period Ended June 30, 2007
•	Revenue of $834.7 million in the six-month period ended June 30, 2007 was up 19.1 percent over the same period last year.

•	Operating income of $21.0 million in the six months ended June 30, 2007 is compared with $47.9 million of operating income in the same period last year.

•	Restructuring and other charges of $21.4 million and $10.7 million were included in operating income for the six-month periods ended June 30, 2007 and 2006, respectively.

•	Diluted earnings per share from continuing operations was $0.41 for the six-month period ended June 30, 2007 compared with diluted earnings per share from continuing operations of $0.92 for the same period last year.
Cash Flow/Financial Condition for the Six-Month Period Ended June 30, 2007
•	Cash flow from operations totaled $15.5 million in the six-month period ended June 30, 2007.

•	Total cash and cash equivalents were $242.7 million as of June 30, 2007, compared with $252.5 million at year-end 2006.

•	We repurchased approximately 470,000 shares during the first six months of 2007 for $17.8 million.

•	Dividends of $0.14 per share and $0.16 per share were paid in March and June 2007, respectively.
Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Net revenue	$412.8	$365.8	12.8%	$834.7	$701.0	19.1%
     Our revenue growth in the second quarter of 2007 was driven by volume increases of approximately 24 percent and a foreign currency benefit of approximately two percent, partially offset by price declines of approximately 13 percent. Our revenue growth in the first half of 2007 was driven by volume increases of approximately 28 percent and a foreign currency benefit of approximately two percent, partially offset by price declines of approximately 11 percent. The volume growth in both periods was in our optical and flash media products, primarily due to the addition of Memorex brand revenue following the close of the acquisition on April 28, 2006. Our revenue growth was partially offset by magnetic products revenue decline of about four percent and six percent for the three-month and six-month periods ended June 30, 2007, respectively, over year ago periods. The favorable foreign currency benefit was driven by the strong Euro.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Gross profit	$72.5	$84.2	-13.9%	$154.3	$163.4	-5.6%
Gross margin	17.6%	23.0%		18.5%	23.3%

     Our gross margins decreased for the second quarter and first half of 2007 as compared to year ago periods, primarily due to continued aggressive pricing on flash media products and LTO tape media products. The LTO tape media product pricing declines were driven by the continued delay of the new LTO4 drives by the drive manufacturers. Product mix also negatively impacted margins for the quarter and six months ended June 30, 2007. Product mix changes are primarily due to the acquisition of Memorex, which has a business model that carries products with lower gross margin percentages and lower operating expense ratios then some of our older magnetic tape formats. We also incurred incremental costs associated with various logistic and IT systems conversions.
Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Selling, general and administrative	$44.7	$44.4	0.7%	$89.9	$79.7	12.8%
As a percent of revenue	10.8%	12.1%		10.8%	11.4%
     The increase in SG&A expense for the second quarter and first six months of 2007, as compared to same periods last year, was due to the incremental addition of Memorex SG&A expense and additional amortization from acquired intangible assets, partially offset by spending declines.
     SG&A expense as a percentage of revenue decreased for the second quarter and first six months of 2007, as compared to the same periods in 2006, primarily due to the increase in revenue.
Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Research and development	$9.6	$12.3	-22.0%	$22.0	$25.1	-12.4%
As a percent of revenue	2.4%	3.4%		2.6%	3.6%
     The decrease in R&D expense for the three-month and six-month periods of 2007, as compared to the three-month and six-month periods of 2006, was due primarily to restructuring activities initiated in the second quarter of 2007.
Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Restructuring and other	$20.8	$8.9	133.7%	$21.4	$10.7	100.0%
As a percent of revenue	5.0%	2.4%		2.6%	1.5%
     During the second quarter of 2007, we recorded restructuring charges of $16.5 million related to our cost reduction program. This program includes a reorganization of our magnetic data storage tape manufacturing operations and changes to our R&D organization to align resources with our strategic direction and to support an increasing focus on engineering and rapid prototyping of consumer technologies as well as in qualification of new products. We will focus manufacturing on magnetic tape coating operations at our existing plants in Camarillo, California and Weatherford, Oklahoma, and we will consolidate and outsource all converting operations for magnetic tape cartridges that are currently spread among three plants. We plan to discontinue all manufacturing operations at our Wahpeton, North Dakota plant, which we plan to exit by mid-2009. The R&D organization will be aligned to focus on key programs in support of future advanced magnetic tape formats and our increased growth and focus on consumer digital storage products and accessories.
     Approximately 675 positions will be eliminated under the restructuring program by mid-2009, primarily in manufacturing operations. This program is expected to result in $25 million to $30 million in annualized cost savings once the program is fully implemented. We expect to incur a total of $30 million to $35 million in restructuring charges over the next two years related to this cost reduction program. We also expect to incur approximately $5 million to $6 million in restructuring charges later in 2007 associated with the integration of the TDK Recording Media Business.

     The charges in the second quarter of 2007 consisted of estimated severance payments and related benefits of $15.1 million and a pension curtailment loss of $1.4 million discussed in Note 10 in this Form 10-Q.
     In addition, we recorded $1.2 million in asset impairments and $3.1 million for a terminated employment agreement during the three-month period ended June 30, 2007. See Note 8 to the Condensed Consolidated Financial Statements for further information.
     During the first half of 2006, we recorded restructuring and other charges of $10.7 million. Restructuring charges of $8.9 million related to the Memorex integration process were recorded in the second quarter of 2006. During the first quarter of 2006, we recorded restructuring charges of $1.8 million related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities consisting of estimated severance payments and related benefits.
Operating Income (Loss)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Operating income (loss)	$(2.6)	$18.6	-114.0%	$21.0	$47.9	-56.2%
As a percent of revenue	-0.6%	5.1%		2.5%	6.8%
     Our decrease in operating income for the second quarter and first half of 2007, as compared with the same periods of 2006, is due to the restructuring activities and gross profit declines discussed above partially offset by lower variable compensation costs under our broad-based employee incentive compensation plans.
Performance by Business Segment
     We operate in one industry segment selling removable data storage media and accessories to commercial and individual consumers. Our business is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated operating income (loss). Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense which are not allocated to the regional segments. We believe this presentation permits a more accurate assessment of the regional segment operating income.
     Information related to our segments is as follows:
Americas

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Net revenue	$229.4	$185.7	23.5%	$444.5	$328.9	35.1%
Operating income	22.1	30.0	-26.3%	46.6	61.5	-24.2%
As a percent of revenue	9.6%	16.2%		10.5%	18.7%
     The Americas segment is our largest segment comprising 56 percent of our revenue in the second quarter of 2007 and 53 percent of our revenue in the six months ended June 30, 2007. Net revenue of the Americas segment grew 23.5 percent for the three months ended June 30, 2007 compared with the same period last year. The revenue increase in the quarter was driven by incremental revenue of $33.2 million from Memorex following the close of the acquisition on April 28, 2006. Net revenue of the Americas segment grew 35.1 percent for the six months ended June 30, 2007, compared with the same period last year. The increase was driven by additional revenue from the Memorex acquisition of $116.4 million for the first half of 2007.

     The decrease in operating income for the second quarter and first six months of 2007, as compared with the same periods last year, was due to our lower gross margins and overall profitability as a result of continued aggressive pricing on flash drives and LTO tape media products. The LTO tape media product pricing declines were driven by the continued delay of the introduction of the new LTO4 drives by the drive manufacturers. Product mix also negatively impacted margins for the quarter and six months ended June 30, 2007. Product mix changes are primarily due to the acquisition of Memorex, which has a business model that carries products with lower gross margin percentages and lower operating expense ratios than some of our older magnetic tape formats. In addition, we also incurred incremental costs associated with various logistic and IT systems conversions.
Europe

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Net revenue	$126.7	$125.4	1.0%	$269.4	$254.3	5.9%
Operating income	7.9	11.2	-29.5%	19.0	24.5	-22.4%
As a percent of revenue	6.2%	8.9%		7.1%	9.6%
     Net revenue of the Europe segment was up one percent in the second quarter of 2007 and grew approximately six percent in the six months ended June 30, 2007 compared with the same periods last year. Excluding the impact of our Global Data Media joint venture revenue, the majority of which are included in the Europe segment, Europe revenue increased almost ten percent during the second quarter of 2007. This increase was driven by volume increases of approximately 14 percent and a currency benefit of approximately six percent, partially offset by price declines of approximately ten percent. The increase in the six-month period was driven by increased sales of optical media products as we benefited from the Memorex acquisition, as well as from foreign currency translation. The Memorex acquisition, which closed on April 28, 2006, contributed incremental revenue of $8.3 million and $22.3 million to our European segment in the second quarter and first half of 2007, respectively.
     The decreases in operating income as a percentage of revenue is due to the growth in revenue from optical media products sold by Memorex, which carry lower gross margins than some of our magnetic products, as well as a slight decline in overall profitability.
Asia Pacific

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Net revenue	$56.7	$54.7	3.7%	$120.8	$117.8	2.5%
Operating income	4.0	4.0	0.0%	10.4	9.7	7.2%
As a percent of revenue	7.1%	7.3%		8.6%	8.2%
     Net revenue growth in the second quarter and six-month period ended June 30, 2007 compared with the same periods last year, was driven by increased revenue from flash drives.
     Operating income remained flat for the second quarter of 2007. The increase in operating income in dollars and as a percentage of revenue for the six-month period ended June 30, 2007 is due to increased gross margin from flash and magnetic products partially offset by a decline in gross margins from optical media products.
Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Operating costs	$36.6	$26.6	37.6%	$55.0	$47.8	15.1%
     Corporate and unallocated amounts include R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense that are not allocated to the regional segments. The increase in operating costs for the three months and six months ended June 30, 2007 was attributed to the restructuring and other costs in the second quarter of 2007.

Impact of Changes in Foreign Currency Rates
     We have a market presence in more than 100 countries in which we sell products on a local currency basis through a variety of distribution channels. We source optical, flash and other finished goods from manufacturers located primarily in Asia, although much of this sourcing is on a U.S. dollar basis. Further, we produce a significant portion of our magnetic products in our own manufacturing facilities in the United States. Comparisons of revenue and gross profit from foreign countries are subject to various fluctuations due to the impact of translating results at differing exchange rates in different periods.
     Changes in foreign currency exchange rates in the three and six month periods ended June 30, 2007 positively impacted worldwide revenue by approximately two percent compared with the same periods of 2006. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that tend to offset translation benefits over time. For example, we have generally experienced increased price erosion internationally as the dollar weakened. In addition, a weak dollar negatively affects some regional business activity.
     Our foreign currency hedging program attempts to manage some of the foreign currency risks over near term periods; however, these risk management activities cannot ensure that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant (see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-Q).
Financial Position
     As of June 30, 2007, our cash and cash equivalents balance was $242.7 million, a decrease of $9.8 million from $252.5 million as of December 31, 2006. Our cash and cash equivalents decrease was due to $17.8 million spent to repurchase approximately 0.5 million shares.
     Accounts receivable days sales outstanding was 57 days as of June 30, 2007, up one day from December 31, 2006. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. Days of inventory supply was 81 days as of June 30, 2007, up nine days compared with 72 days as of December 31, 2006. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increased inventory level in the six months ended June 30, 2007 was driven by optical products, especially DVD.
     Accounts payable was $219.6 million as of June 30, 2007, compared with $227.3 million as of December 31, 2006. The decrease in accounts payable was due to decreased purchasing activity during the second quarter of 2007.
     Accrued payroll was $9.5 million as of June 30, 2007, compared with $23.7 million as of December 31, 2006. The decrease during the first six months was mainly due to payments made in the first quarter of 2007 under our broad-based employee incentive compensation plans.
     Other current liabilities were $131.8 million as of June 30, 2007, compared with $140.6 million as of December 31, 2006. The decrease in other current liabilities was driven by reductions of rebate accruals and income taxes payable, partially offset by recognition of the second quarter restructuring program liability discussed above.
Liquidity and Capital Resources
     Cash provided by operating activities of $15.5 million in the six months ended June 30, 2007 was driven by net income of $14.3 million. Cash provided by operating activities of $53.3 million in the six months ended June 30, 2006 was driven by net income of $33.5 million.
     Cash used in investing activities was $4.1 million in the six months ended June 30, 2007 compared with $304.3 million in the first six months of 2006. Investing activities for the first six months of 2007 included capital spending of $9.4 million, offset by the net receipt of $5.5 million related to post-closing purchase price adjustments and net asset settlement associated with the Memorex acquisition. Cash used in investing activities for the six months ended June 30, 2006 included the Memorex acquisition payment of $331.5 million and capital spending of $7.1 million, partially offset by proceeds from maturing cash investments of $28.9 million.

     Cash used in financing activities of $22.3 million in the six months ended June 30, 2007 was driven by our share repurchases of $17.8 million and dividend payments of $10.5 million, partially offset by cash inflows of $5.8 million related to the exercise of stock options. Cash used in financing activities of $13.5 million in the six months ended June 30, 2006 was driven by share repurchases of $25.4 million and dividend payments of $9.0 million, partially offset by cash inflows of $18.2 million related to the exercise of stock options.
     As of June 30, 2007, we did not have any debt outstanding. On March 30, 2006, we entered into a Credit Agreement with a group of banks that would have expired on December 15, 2006. This credit agreement was amended on July 24, 2007 and the following changes were made to the Credit Agreement: (i) increases the credit facility from $300 million to $325 million and adds an option to increase the facility to $400 million at a future date; (ii) extends the term for an additional year to March 29, 2012; (iii) permits the company’s acquisition of the TDK Recording Media Business; (iv) increases the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modifies the fixed charge coverage ratio definition and (vi) reduces the applicable interest rates. The Credit Agreement provides for revolving credit, including letters of credit. Borrowings under the Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures and income taxes actually paid to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding and we complied with all covenants under the Credit Agreement, as of June 30, 2007.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the credit agreement discussed above. As of June 30, 2007, there were no borrowings outstanding under such arrangements.
     On April 19, 2007, our Board of Directors announced the authorization of the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. During the three months ended June 30, 2007, we repurchased 0.5 million shares under the latest authorization and held 8.3 million shares of treasury stock acquired at an average price of $23.69 per share. Authorization for repurchases of an additional 4.5 million shares remains outstanding at June 30, 2007, and such authorization has no expiration date.
     We paid a cash dividend of $0.14 per share, or $4.9 million, during the first quarter of 2007. We paid a cash dividend of $0.16 per share, or $5.6 million, during the second quarter of 2007. On August 2, 2007, our Board of Directors declared a third quarter cash dividend of $0.16 per share payable September 28, 2007, to shareholders of record at the close of business on September 14, 2007. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
     We expect total pension contributions to be in the range of $4 million to $6 million in 2007. We contributed approximately $1.9 million to our pension plans during the first six months of 2007.
     Our remaining anticipated liquidity needs for the last six months of 2007 include but are not limited to the following: business acquisition payments of approximately $60 million for the Memcorp and TDK Recording Media Business acquisitions as well as the related acquisition costs for both acquisitions; capital expenditures targeted to be in a range of $6 million to $11 million; restructuring payments of approximately $10 million; pension funding in a range of $2 million to $4 million; operating lease payments of approximately $7 million and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
     Other than operating lease commitments, we are not using off-balance sheet arrangements, including variable interest entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.

Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to our contractual obligations during the first six months of 2007.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to these accounting policies during the first six months of 2007.
Adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect benefit of approximately $2.5 million which is comprised of previously unrecognized tax benefits in the amount of $1.5 million which were subsequently realized as a result of an Internal Revenue Service audit completed in the second quarter of 2007, and a reduction of international tax reserves in the amount of $1.0 million. This cumulative effect was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Note 2 to Condensed Consolidated Financial Statements for further information.
Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
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
Subsequent Events
     On July 9, 2007, Imation completed the acquisition of certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp, subsidiaries of Hopper Radio of Florida, Inc., a Florida corporation), pursuant to an Asset Purchase Agreement dated as of May 7, 2007 (the Purchase Agreement). As provided in the Purchase Agreement, Imation acquired the assets of Memcorp used in or relating to the sourcing and sale of consumer electronics products, principally sold under the Memorex brand name, including inventories, equipment and other tangible personal property and intellectual property. The acquisition also included existing brand licensing agreements, including Memcorp’s agreement with MTV Networks, a division of Viacom International, to design and distribute specialty consumer electronics under certain Nickelodeon properties and brands. Imation paid cash of $27.3 million at closing and issued three-year promissory notes in the aggregated amounts of $37.5 million. Certain inventory purchases are in the process of being finalized, and earn-out payments may be paid over the course of the next three fiscal years of up to an aggregate of $20 million, dependent on financial performance of the purchased business.
     With respect to the promissory notes, $30 million will be paid to Memcorp in quarterly installments over three years from the closing date, with an interest rate of six percent per annum, and not subject to offset. Payment of the $30 million obligation is further provided for by an irrevocable letter of credit to be issued pursuant to Imation’s Credit Agreement. The remaining $7.5 million will be paid to Memcorp in a lump sum payment 18 months from the closing date, with an interest rate of six percent per annum, which shall be unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of Memcorp is satisfied prior to the 18-month maturity date, $3.75 million of such note shall be paid in advance of the maturity date, and provided further that if the existing obligation is not satisfied prior to the 18-month maturity date, $3.75 million of such note shall be withheld until such obligation is satisfied or the third anniversary of the closing date, whichever occurs first.

     On July 31, 2007, Imation completed the acquisition of substantially all of the assets, relating to the marketing, distribution and sale, including customer service and support of removable recording media products, accessory products and ancillary products under the TDK brand name (the TDK Recording Media Business), from TDK Corporation, a Japanese corporation (TDK), pursuant to an Acquisition Agreement dated April 19, 2007, between Imation and TDK (the Acquisition Agreement).
     The purchase price for the TDK Recording Media Business was approximately $260 million in a combination of cash and stock. Imation issued to TDK 6.8 million shares of Imation common stock, representing 16.6 percent of shares outstanding after issuance of the shares to TDK. The shares are valued at $31.75 based on the market value immediately prior to closing. Imation also paid $29.5 million in cash to TDK. The purchase price includes approximately $13 million for customary closing costs, advisory fees and a payment made to a third party to acquire their minority interest in a TDK international subsidiary. Additional cash consideration of up to $70 million may be paid by Imation to TDK based on future financial performance of the acquired business.
     As provided in the Acquisition Agreement, Imation acquired substantially all of the assets of the TDK Recording Media Business, including the capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media Business, and use of the TDK brand name for current and future recording media products including magnetic tape, optical media, flash media and accessories. Approximately 350 TDK employees in the TDK Recording Media Business transferred to Imation upon closing and additional TDK employees will provide transitional services to Imation for a period of time.
Forward-Looking Statements and Risk Factors
     The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
     The following statements are based on our current outlook for fiscal 2007 and include the anticipated impact from integration of the recently acquired TDK Recording Media Business and Memcorp businesses as well as the pricing pressures discussed above. The 2007 outlook is subject to change based on the final allocation of intangible assets, which will be determined subsequent to close of the acquisitions, and is subject to the risks and uncertainties described below. Where noted below, the outlook has changed from the previous outlook issued May 22, 2007.
•	Our revenue for 2007 is targeted between $2.000 billion and $2.050 billion, which represents growth of approximately 25 percent to 30 percent over 2006. While the total revenue outlook has not changed, the relative contributions for the base business and the TDK Recording Media Business have changed.

•	Operating income for 2007 is targeted between $64 and $69 million. This outlook is changed from the previous outlook of operating income between $82 million and $87 million.

•	Diluted earnings per share is targeted between $1.13 and $1.21 for the full year 2007 and reflects increased shares outstanding due to the share issuance related to the TDK transaction partially offset by planned share repurchase activity. This outlook is changed from the previous outlook for diluted earnings per share between $1.41 and $1.54.

•	Capital spending for 2007 is targeted to be approximately $15 million to $20 million.

•	The tax rate for 2007 is anticipated in a range of 36 percent to 38 percent, absent any one-time items that may occur.

•	Depreciation and amortization for 2007 is targeted to be approximately $45 million.
     Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully achieve the anticipated benefits from the TDK Recording Media Business and Memcorp business acquisitions, including synergies, in a timely manner; our ability to successfully implement our global manufacturing and distribution strategy and changes to our R&D organization and to realize the benefits expected from the related restructuring actions; our ability to operate the Memorex product lines as an integrated entity; our ability to successfully defend our intellectual property, including the Memorex brand and patent licenses and the Philips patent cross license; continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand; our ability to react to the volatility of the markets in which we participate; our ability to meet our cost reduction and revenue growth targets; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits from the Moser Baer and other strategic relationships and distribution agreements such as the Global Data Media joint venture and Tandberg relationships; the competitive pricing environment including its possible impact on inventory valuations; foreign currency fluctuations; the outcome of any pending or future litigation; our ability to secure adequate supply of certain high demand products; the ready availability and price of energy; the fluctuating price and availability of key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products; as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and from time to time in our filings with the Securities and Exchange Commission.

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
     As of June 30, 2007, we had $204.5 million notional amount of foreign currency forward and option contracts of which $69.5 million hedged recorded balance sheet exposures. This compares to $313.3 million notional amount of foreign currency forward and option contracts as of December 31, 2006, of which $67.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2007 by $11.3 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2007, the end of the period covered by this report, the President and Chief Executive Officer, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2007, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is our opinion that, after final disposition, any monetary liability to us beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2007, would not be material to our financial position.
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M in 1996; (2) Imation’s 51 percent owned subsidiary Global Data Media is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s recent acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. Imation believes that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation has been voluntarily dismissed without prejudice. Under the terms of the Standstill Agreement, if Philips wants to file a lawsuit against Imation relating to the subject matter of the action, Philips must first give notice to Imation to allow Imation the opportunity to file its lawsuit first, and any future actions related to this subject matter must be venued in Minnesota. Philips provided such notice to Imation on July 31, 2007 and we are currently reviewing our options.

     On July 11, 2007, SanDisk Corporation filed a patent infringement action in U.S. District Court, Northern District of California, against Imation Corp. and its subsidiary, Memorex Products, Inc. This action alleges that we have infringed a patent held by SanDisk (U.S. Patent 5,602,987) by offering and selling USB flash drives. We are currently reviewing the allegations and our strategy to defend the matter. Because many of our suppliers are already licensed by SanDisk and we are indemnified by our suppliers against claims for patent infringement, at this time we do not believe this action will have a material adverse impact on our financial statements.
     Item 1A. Risk Factors.
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b)
     Not applicable
(c) Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1, 2007 – April 30, 2007	—	—	—	5,000,000
May 1, 2007 – May 31, 2007	48,830	$37.91	30,000	4,970,000
June 1, 2007 – June 30, 2007	443,400	$37.69	443,400	4,526,600

Total	492,230	$37.71	473,400	4,526,600

(a)	The purchases in this column include shares repurchased as part of our publicly announced program and in addition includes 18,830 shares for the period May 1 – May 31, 2007 that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced program and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to 5.0 million shares of our common stock.

(d)	In 1997, our Board of Directors authorized the repurchase of up to 6.0 million shares of our common stock and in 1999 increased the authorization to a total of 10.0 million shares. On August 4, 2004, our Board of Directors announced an increase in the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of 6.0 million shares. On April 19, 2007, our Board of Directors announced the authorization of the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization.

During the three months ended June 30, 2007, we repurchased 0.5 million shares under the latest authorization and held 8.3 million shares of treasury stock acquired at an average price of $23.69 per share. Authorization for repurchases of an additional 4.5 million shares remains outstanding at June 30, 2007, and such authorization has no expiration date.

Item 3. Defaults upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting of Shareholders held on May 2, 2007, the shareholders approved the following:
     (a) A proposal to elect three Class II directors of Imation to serve for three-year terms ending in 2010, as follows:

		Votes
Directors	Voted For	Withheld
Charles A. Haggerty	27,669,900	5,107,717
Glen A. Taylor	23,239,169	9,538,448
Daryl J. White	27,433,278	5,344,339
     There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class III directors with a term ending 2008: Linda W. Hart, Mark E. Lucas, Charles Reich and Frank P. Russomanno and Class I directors with a term ending in 2009: Michael S. Fields, Ronald T. LeMay and L. White Matthews, III.
     (b) A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2007. The proposal received 32,257,500 votes for and 481,634 against ratification. There were 38,483 abstentions and no broker non-votes.
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.
     The following documents are filed as part of, or incorporated by reference into, to this report.

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

Imation Corp.
Date: August 3, 2007	/s/ Paul R. Zeller
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