Form 10-Q
period 2007-09-30
IMATION CORP
filed 2007-11-09
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,304,186 shares of Common Stock, par value $0.01 per share, were outstanding at October 31, 2007.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$525.5	$424.7	$1,360.2	$1,125.7
Cost of goods sold	439.8	336.4	1,120.2	874.0

Gross profit	85.7	88.3	240.0	251.7

Operating expense (income):
Selling, general and administrative	61.6	47.4	151.5	127.1
Research and development	8.5	12.6	30.5	37.7
Restructuring and other	(0.7)	—	20.7	10.7

Total	69.4	60.0	202.7	175.5

Operating income	16.3	28.3	37.3	76.2

Other (income) and expense:
Interest income	(1.5)	(2.2)	(6.5)	(9.8)
Interest expense	0.8	0.3	1.4	0.7
Other expense, net	1.5	0.8	3.7	6.4

Total	0.8	(1.1)	(1.4)	(2.7)

Income from continuing operations before income taxes	15.5	29.4	38.7	78.9

Income tax provision	6.1	10.9	15.0	28.1

Income from continuing operations	9.4	18.5	23.7	50.8

Gain on disposal of discontinued business, net of income taxes	—	—	—	1.2

Net income	$9.4	$18.5	$23.7	$52.0

Earnings per common share — basic:
Continuing operations	$0.24	$0.54	$0.65	$1.47
Discontinued operations	$—	$—	$—	$0.03
Net income	$0.24	$0.54	$0.65	$1.50

Earnings per common share — diluted:
Continuing operations	$0.24	$0.53	$0.64	$1.44
Discontinued operations	$—	$—	$—	$0.03
Net income	$0.24	$0.53	$0.64	$1.48

Weighted average basic shares outstanding	39.4	34.5	36.4	34.6

Weighted average diluted shares outstanding	39.7	35.1	36.8	35.2

Cash dividends paid per common share	$0.16	$0.14	$0.46	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$133.1	$252.5
Accounts receivable, net	457.0	308.1
Inventories, net	377.7	258.0
Other current assets	104.0	58.3

Total current assets	1,071.8	876.9
Property, plant and equipment, net	183.3	178.0
Intangible assets, net	376.1	230.2
Goodwill	130.8	67.6
Other assets	30.7	30.2

Total assets	$1,792.7	$1,382.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$318.3	$227.3
Accrued payroll	14.9	23.7
Other current liabilities	229.8	140.6
Current portion of long-term debt	10.0	—

Total current liabilities	573.0	391.6
Other liabilities	54.4	45.0
Long-term debt	23.8	—
Commitments and contingencies
Shareholders’ equity	1,141.5	946.3

Total liabilities and shareholders’ equity	$1,792.7	$1,382.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$23.7	$52.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.4	28.1
Stock-based compensation	7.6	8.0
Excess tax benefits from exercise of stock options	(0.2)	(2.8)
Deferred income taxes	(2.0)	(2.9)
Gain on sale of Specialty Papers	—	(2.1)
Non-cash restructuring and other charges	2.8	1.1
Other	2.9	6.7
Changes in operating assets and liabilities:
Accounts receivable	2.4	(7.5)
Inventories	(11.6)	(34.6)
Other assets	(9.8)	1.4
Accounts payable	(33.1)	21.6
Accrued payroll and other liabilities	(2.7)	22.9

Net cash provided by operating activities	13.4	91.9

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	(33.0)	(331.9)
Capital expenditures	(11.8)	(12.1)
Purchase of investments	(0.2)	(0.2)
Proceeds from sale of investments	—	28.9
Proceeds from sale of Specialty Papers	—	2.3
Other, net	0.1	3.2

Net cash used in investing activities	(44.9)	(309.8)

Cash Flows from Financing Activities:
Purchase of treasury stock	(79.6)	(35.6)
Dividend payments	(16.9)	(13.9)
Repayment of debt	(3.8)	—
Exercise of stock options	7.5	22.9
Excess tax benefits from exercise of stock options	0.2	2.8

Net cash used in financing activities	(92.6)	(23.8)

Effect of exchange rate changes on cash and cash equivalents	4.7	3.9

Net change in cash and cash equivalents	(119.4)	(237.8)
Cash and cash equivalents — beginning of period	252.5	483.0

Cash and cash equivalents — end of period	$133.1	$245.2

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
Note 2 — Taxes
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect benefit of approximately $2.5 million. The benefit was comprised of previously unrecognized tax benefits in the amount of $1.5 million, which were realized in the second quarter of 2007 as a result of finalizing an Internal Revenue Service (IRS) audit, and a reduction of international tax reserves in the amount of $1.0 million. This cumulative effect was accounted for as an increase to the January 1, 2007 balance of retained earnings.
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
     We file income tax returns in the United States (U.S.) federal jurisdiction, and various states and foreign jurisdictions. Some state and foreign jurisdiction tax years remain open to examination for years before 2002; however, we believe any additional assessments for years before 2002 will not be material to our consolidated financial statements. The IRS completed an examination of our U.S. income tax returns for 2003 through 2005 in the second quarter of 2007. The IRS proposed certain adjustments which resulted in a net assessment due to the IRS in the amount of approximately $3 million. We previously recorded a liability for the proposed assessment and we paid it in the third quarter of 2007.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue in the three-month periods ended September 30, 2007 and 2006 were $17.6 million and $7.3 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue in the nine-month periods ended September 30, 2007 and 2006 were $42.1 million and $21.1 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Weighted average number of shares outstanding during the period	39.4	34.5	36.4	34.6
Dilutive effect of stock-based compensation plans	0.3	0.6	0.4	0.6

Weighted average number of diluted shares outstanding during the period	39.7	35.1	36.8	35.2

     As of September 30, 2007 and 2006, certain options to purchase approximately 2,829,000 and 1,656,000 shares for the three-month and nine-month periods ended September 30, 2007, respectively, and approximately 900,000 and 26,000 shares for the three-month and nine-month periods ended September 30, 2006, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding.
Note 4 — Stock-Based Compensation
     We have stock options and restricted stock outstanding under our 1996 Employee Stock Incentive Program (Employee Plan), our 1996 Directors Stock Compensation Program (Directors Plan), our 2000 Stock Incentive Plan (2000 Incentive Plan) and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively, the Stock Plans). No further shares are available for grant under the Employee Plan, Directors Plan or the 2000 Incentive Plan. As of September 30, 2007, there were 962,861 shares available for grant under our 2005 Incentive Plan. Total stock-based compensation expense (income) recognized in the Condensed Consolidated Statements of Operations associated with the Stock Plans for the three-month periods ended September 30, 2007 and 2006 was $(0.3) million and $3.0 million, respectively, and for the nine-month periods ended September 30, 2007 and 2006 was $7.6 million and $8.0 million, respectively. Stock-based compensation expense in the three and nine-month periods ended September 30, 2007, included income of $3.1 and $0.9 million, respectively, recorded in restructuring and other charges related to a terminated employment agreement (see Note 8).
Stock Options
     The following table summarizes our stock option activity for the nine-month period ended September 30, 2007:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2006	3,378,979	$34.48
Granted	596,312	37.63
Exercised	(285,632)	26.48
Forfeited	(394,262)	38.48

Outstanding September 30, 2007	3,295,397	$35.26

     The weighted average grant-date fair value of options that were granted during the nine-month period ended September 30, 2007 was $10.98. The total intrinsic value of stock options exercised during the nine-month period ended September 30, 2007 was $3.4 million. As of September 30, 2007, there was $13.5 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.55 years.

Note 5 — Supplemental Balance Sheet Information

	September 30,	December 31,
(In millions)	2007	2006
	(Unaudited)
Accounts Receivable
Accounts receivable	$474.8	$320.9
Less allowances	(17.8)	(12.8)

Accounts receivable, net	$457.0	$308.1

Inventories
Finished goods	$316.2	$217.6
Work in process	32.8	19.6
Raw materials and supplies	28.7	20.8

Total inventories, net	$377.7	$258.0

Other Current Assets
Deferred income taxes	$39.6	$26.0
Other	64.4	32.3

Total other current assets	$104.0	$58.3

Property, Plant and Equipment
Property, plant and equipment	$630.9	$634.7
Less accumulated depreciation	(447.6)	(456.7)

Property, plant and equipment, net	$183.3	$178.0

Other Assets
Deferred income taxes	$16.9	$16.3
Other	13.8	13.9

Total other assets	$30.7	$30.2

Other Current Liabilities
Employee separation costs	$17.9	$2.2
Rebates	96.8	65.3
Income taxes	3.3	9.7
Liability for cash settlement	25.0	—
Other	86.8	63.4

Total other current liabilities	$229.8	$140.6

Other Liabilities
Pension	$6.1	$9.8
Deferred income taxes	9.4	5.7
Other	38.9	29.5

Total other liabilities	$54.4	$45.0

Note 6 — Acquisitions
2007 Acquisitions
TDK Recording Media
     On July 31, 2007, we completed the acquisition of substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products under the TDK brand name (TDK Recording Media), from TDK Corporation, a Japanese corporation (TDK), pursuant to an acquisition agreement dated April 19, 2007, between Imation and TDK (the TDK Acquisition Agreement).
     As provided in the TDK Acquisition Agreement, we acquired substantially all of the assets of TDK Recording Media operations, including the capital stock of certain of TDK’s operating subsidiaries engaged in TDK Recording Media operations, and use of the TDK brand name for current and future recording media products including magnetic tape, optical media, flash media and accessories.
     We issued to TDK approximately 6.8 million shares of Imation common stock, representing 16.6 percent of shares outstanding after issuance of the shares to TDK. The shares were valued at $31.75 based on average market value of Imation’s shares for the two day period prior to the date for which the shares to be exchanged was determined. We paid $29.5 million in cash to TDK. The purchase price also included approximately $8.2 million for customary closing costs, accounting and advisory fees and a payment of $3.9 million made to a third party to acquire their minority interest in a TDK international subsidiary. We may pay additional cash consideration of up to $70 million to TDK, contingent on future financial performance of the acquired business. Additional cash consideration, if paid, will be recorded as additional goodwill.
     The TDK Acquisition Agreement provides for a future purchase price adjustment related to the target working capital amount at the date of acquisition. If the closing date working capital amount is more than or less than the target working capital amount, the parties will be required to increase or decrease the purchase price for the difference between the actual and target working capital amounts as defined in the TDK Acquisition Agreement. Further, the TDK Acquisition Agreement assumed that no cash or debt would be transferred to or assumed by Imation in the transaction. TDK operating subsidiaries purchased in the transaction did not settle their cash prior to acquisition, and as such, we acquired cash in the transaction. We paid cash of approximately $25 million back to TDK in November of 2007.
     As a result of the transaction, TDK became our largest shareholder, and has the right to nominate a representative to serve on the Imation Board of Directors and as such Raymond Leung, TDK’s nominee, was elected to serve as a Class III member of the Board of Directors on November 7, 2007. Pursuant to an Investor Rights Agreement, dated July 31, 2007, TDK’s ownership stake will be permitted to increase up to 21 percent of Imation common stock on a fully diluted basis through open market purchases. TDK received certain preemptive rights and registration rights, and TDK agreed to a standstill on further acquisitions of Imation common stock above the 21 percent threshold (except as a result of stock repurchases initiated by Imation, in which event TDK’s ownership will not be permitted to exceed 22 percent of the then outstanding shares). TDK also agreed to a voting agreement with respect to certain matters presented to Imation shareholders and a three-year lock-up on sales of the Imation shares acquired in the transaction.
     TDK and Imation also entered into two long-term Trademark License Agreements, dated July 31, 2007, with respect to the TDK brand, which TDK will have the right to terminate at the end of 25 years (10 years in the case of headphones, speakers or wholly new products) or earlier in the event of a material breach of the Trademark License Agreement, specific change of control events or default by Imation. One of the agreements licenses the trademark to Imation for the U.S territory, while the other licenses the trademark to an Imation affiliate outside the U.S. The trademark licenses provide us exclusive use of the TDK LIFE ON RECORD logo for marketing and sales of current and successor magnetic tape, optical media, and flash memory products, certain accessories, headphones and speakers, and certain future removable recording media products. TDK will continue its R&D and manufacturing operations for recording media products including audio, video and data storage tape, and Blu-ray optical discs, which TDK will supply to us as well as its other OEM customers.
     We also entered into a Supply Agreement, dated July 31, 2007, with TDK to purchase Imation’s requirements of removable recording media products and accessory products for resale under the TDK brand to the extent TDK can supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK brand during the term of the Trademark License Agreement. The Supply Agreement will continue for the greater of five years or for so long as TDK manufactures and continues to sell any of the products.

     The following table summarizes our preliminary estimated purchase price as of September 30, 2007:

(In millions)	Amount
Cash consideration	$29.5
Cash consideration to minority interest holders	3.9
Common stock issued	216.7
Liability for cash settlement	25.0
Direct acquisition costs	8.2
Other	5.1

Total preliminary purchase price	$288.4

     The preliminary purchase price allocation resulted in goodwill of $38.5 million. A portion of the goodwill is deductible for tax purposes. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Cash and cash equivalents	$27.6
Accounts receivable	145.1
Inventories	90.1
Other current assets	14.9
Property, plant and equipment	16.3
Goodwill	38.5
Intangibles	132.1
Other assets	2.8
Accounts payable	(120.6)
Accrued payroll	(2.2)
Other current liabilities	(42.3)
Deferred tax liability arising on acquisition	(4.2)
Other liabilities	(9.7)

$288.4

Memcorp
     On July 9, 2007, we completed the acquisition of certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp, subsidiaries of Hopper Radio of Florida, Inc., a Florida corporation), pursuant to an asset purchase agreement dated as of May 7, 2007 (the Memcorp Purchase Agreement). As provided in the Memcorp Purchase Agreement, we acquired the assets of Memcorp used in or relating to the sourcing and sale of consumer electronics products, principally sold under the Memorex brand name, including inventories, equipment and other tangible personal property and intellectual property. The acquisition also included existing brand licensing agreements, including Memcorp’s agreement with MTV Networks, a division of Viacom International, to design and distribute specialty consumer electronics under certain Nickelodeon properties and brands. We paid $27.3 million at closing and we issued three-year promissory notes in the aggregated amount of $37.5 million. Certain inventory purchases are in the process of being finalized. An earn-out payment may be paid three years after closing of up to $20 million, dependent on financial performance of the purchased business. Additional cash consideration, if paid, will be recorded as additional goodwill.

     The following table summarizes our preliminary estimated purchase price as of September 30, 2007:

(In millions)	Amount
Cash consideration	$27.3
Promissory notes	37.5
Direct acquisition costs	1.1

Total preliminary purchase price	$65.9

     The preliminary purchase price allocation resulted in goodwill of $32.5 million. The goodwill is deductible for tax purposes. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Inventories	$10.9
Other current liabilities	(2.6)
Goodwill	32.5
Intangibles	25.1

$65.9

     With respect to the promissory notes, $30 million will be paid in quarterly installments over three years from the closing date with an interest rate of six percent per annum, secured by an irrevocable letter of credit issued pursuant to Imation’s credit agreement, and not subject to offset. The remaining $7.5 million will be paid to Memcorp in a lump sum payment 18 months from the closing date, with an interest rate of six percent per annum, are unsecured and subject to satisfy any indemnification claims; provided that if an existing obligation of Memcorp is satisfied prior to the 18-month maturity date, $3.75 million of such note will be paid in advance of the maturity date. Memcorp resolved the outstanding obligation and we paid the $3.75 million during the third quarter of 2007.
     The following table summarizes our promissory notes liability as of September 30, 2007:

(In millions)	Amount
Unrestricted notes, due July 9, 2010, payable quarterly, bearing interest of 6%	$30.0
Offset notes, payable and due January 9, 2009, bearing interest of 6%	3.8

$33.8

     Maturities of promissory notes outstanding at September 30, 2007 for each of the next three years ending September 30 are as follows: $10.0 million in 2008, $13.8 million in 2009 and $10.0 million in 2010.
     The operating results for the TDK Recording Media and Memcorp businesses are included in our consolidated results of operations from the date of acquisition. Our Condensed Consolidated Balance Sheet as of September 30, 2007 reflects the allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the completion of detailed analyses and appraisals of the fair values of the assets acquired, as well as completion of management’s integration plans. Once these analyses, appraisals and plans have been completed, the allocation of the purchase price will be finalized. We have announced our intention to implement certain restructuring activities. However, to ensure that we continue to meet customer expectations, significant analysis is required before such plans can be finalized. To the extent the activities to be exited are associated with the historical operations of the TDK Recording Media or Memcorp businesses we would adjust the preliminary purchase price allocation to reflect additional restructuring liabilities (see Note 8). If the exited activities are associated with Imation historical operating activities, the restructuring costs would be reflected in our consolidated statements of operations.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we will not amortize the goodwill from these acquisitions but will evaluate it for impairment on an annual basis or whenever events or circumstances occur which indicate that goodwill might be impaired.
     A final determination of fair values from these acquisitions may differ materially from the preliminary estimates presented above and will include management’s final valuation of the fair values of assets acquired and liabilities assumed. This final valuation will be based on the actual net tangible assets of the Memcorp and TDK Recording Media businesses that existed as of the date of the acquisition. The final valuation may change the allocation of purchase prices, which could affect the fair value assigned to the assets and liabilities and could result in a change to the unaudited pro forma financial information presented below.

2006 Acquisition
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
     The estimated cash purchase price for the acquisition at the time of closing was $329.3 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Additional cash consideration of a minimum of $5.0 million will be paid, and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. During the second quarter of 2007 we paid $2.5 million related to the minimum additional cash consideration. The financial performance is measured by the net earnings before interest, income taxes, depreciation and amortization (EBITDA) of the purchased business as defined in the Acquisition Agreement previously filed by Imation as Exhibit 2.1 to our Current Report on Form 8-K filed January 25, 2006.
     We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. From this escrowed amount $16.5 million was released to the seller during the third quarter of 2007 and $15.1 million will be released in the fourth quarter of 2007. We submitted a claim against the remaining amount of $1.4 million. In addition, we placed $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the acquisition agreement were finalized. On March 30, 2007, we received $7.9 million of this escrow amount in a settlement of post-closing adjustments relating to working capital. The remaining escrow balance of $0.1 million was released to the seller. As set forth in Note 7 below, the finalization of working capital adjustments resulted in a decrease to the goodwill balance during the nine-month period ended September 30, 2007.
     Memorex operating results are included in our consolidated results of operations from the date of acquisition. Our Consolidated Balance Sheet as of December 31, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. This allocation is presented in the Notes to Consolidated Financial Statements appearing in our Form 10-K for the year ended December 31, 2006.
     The following unaudited pro forma financial information presents operating results as if the acquisitions had occurred at the beginning of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Net revenue	$581.4	$645.5	$1,790.7	$1,893.8
Income from continuing operations	7.6	25.5	15.8	57.4
Net income	7.6	26.7	15.8	58.6

Earnings per common share — basic:
Continuing operations	$0.19	$0.62	$0.39	$1.39
Net income	$0.19	$0.65	$0.39	$1.42

Earnings per common share — diluted:
Continuing operations	$0.19	$0.61	$0.38	$1.37
Net income	$0.19	$0.64	$0.38	$1.40
     The pro forma operating results are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisitions occurred on the dates assumed, and they are not necessarily indicative of future operating results.

Note 7 — Intangible Assets and Goodwill
     The breakdown of intangible assets as of September 30, 2007 and December 31, 2006 was as follows:

	Trade		Customer
(In millions)	Names	Software	Relationships	Other	Total
September 30, 2007
Cost	$329.9	$53.8	$60.2	$9.1	$453.0
Accumulated Amortization	(9.9)	(51.5)	(10.0)	(5.5)	(76.9)

Net	$320.0	$2.3	$50.2	$3.6	$376.1

December 31, 2006
Cost	$200.9	$51.7	$34.2	$7.3	$294.1
Accumulated Amortization	(4.2)	(50.0)	(5.7)	(4.0)	(63.9)

Net	$196.7	$1.7	$28.5	$3.3	$230.2

     Based on the intangible assets in service as of September 30, 2007, estimated amortization expense for each of the next five years ending September 30 is as follows:

(In millions)	2008	2009	2010	2011	2012
Amortization expense	$22.5	$20.9	$19.7	$19.2	$19.1

     Our preliminary allocation of the Memcorp and TDK Recording Media purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets.

		Weighted	TDK	Weighted
		Average	Recording	Average
(In millions)	Memcorp	Life	Media	Life
Tradename license	$13.7	12 years	$115.0	30 years
Customer relationships	10.0	6 years	16.0	6 years
Other	1.4	3 years	1.1	18 months

Identifiable intangible assets acquired	$25.1		$132.1

     Intangible assets are amortized over lives associated with the economic benefits derived from these assets. For the three-month period ended September 30, 2007, we recorded amortization expense of $0.8 million and $1.2 million for Memcorp and TDK Recording Media intangible assets, respectively. The amount assigned to intangible assets acquired, as well as the related amortization periods, may change once our detailed analyses and appraisals of fair value are completed.
     Changes in the carrying value of goodwill by segment were as follows:

(In millions)	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2006	$63.3	$2.5	$1.8	$67.6
Memorex post-closing purchase price adjustments	(7.9)	—	—	(7.9)
Memcorp acquisition	32.5			32.5
TDK Recording Media acquisition (1)	10.7	17.8	10.0	38.5
Other adjustments, net	0.2	—	—	0.2
Foreign currency translation adjustment	—	(0.1)	—	(0.1)

Balance as of September 30, 2007	$98.8	$20.2	$11.8	$130.8

(1)	Preliminary allocation of TDK Recording Media goodwill in the respective regions was based on preliminary purchase price allocation.

Note 8 — Restructuring and Other
     The components of our restructuring and other expense (income) included in the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September
(In millions)	2007	30, 2007
Restructuring
Severance and other	$2.9	$18.0
Pension curtailment (Note 10)	—	1.4
Lease termination costs	0.2	0.6

Total restructuring	3.1	20.0

Terminated employment agreement	(3.8)	(0.7)
Asset impairments	—	1.4

Total	$(0.7)	$20.7

Restructuring
     2007 Cost Reduction Restructuring Program
     In 2007, we announced a strategy focused on transforming Imation to a brand and product management company with a balanced portfolio of strong commercial and consumer brands. Consequently, we started a cost reduction restructuring program in our manufacturing, research and development (R&D), administrative and sales organizations to align our resources with our strategic direction. This program includes a reorganization of our magnetic data storage tape manufacturing operations and changes to our R&D organization to support an increasing focus on engineering and rapid prototyping of consumer technologies as well as in qualification of new products. We will focus manufacturing on magnetic tape coating operations at our existing plants in Camarillo, California and Weatherford, Oklahoma, and we will consolidate and outsource all converting operations for magnetic tape cartridges that are currently spread among three plants. We plan to discontinue all manufacturing operations at our Wahpeton, North Dakota plant, which we plan to exit by mid-2009. The R&D organization will be aligned to focus on key programs in support of future advanced magnetic tape formats and our increased growth and focus on consumer digital storage products and accessories.
     During the second quarter of 2007, we recorded restructuring charges of $16.5 million related to our cost reduction program for our manufacturing and R&D organizations. The charges in the second quarter of 2007 consisted of estimated severance and related benefits of $15.1 million and a pension curtailment loss of $1.4 million discussed in Note 10. During the third quarter of 2007, we recorded additional restructuring charges of $3.1 million related to reorganization of certain administrative and sales organizations.
     As of September 30, 2007, we estimate that a total of 835 positions will be eliminated under our cost reduction restructuring program by mid-2009, primarily in our manufacturing organization. The program is expected to result in $25 million to $30 million in annualized cost savings once the program is fully implemented. We expect to incur a total of $35 million to $40 million in restructuring charges over two years related to this cost reduction program.

     The following tables summarize the restructuring activity related to our 2007 cost reduction restructuring program.

				Liability
	Initial	Adjustments		as of
	Program	to Initial	Cumulative	September 30,
(In millions)	Amounts	Amounts	Usage	2007
Severance and other	$15.1	$2.9	$(2.7)	$15.3

	Initial			Balance as of
	Headcount		Cumulative	September 30,
	Amounts	Additions	Reductions	2007
Total employees affected	675	64	(98)	641
     TDK Restructuring Costs
     We recorded restructuring accruals of $2.6 million as we reorganized in conjunction with the TDK Recording Media acquisition and integration. These amounts were not reflected in our Condensed Consolidated Statement of Operations but were recorded as adjustments to goodwill. We are working to finalize our restructuring plans which may result in additional liabilities which will increase goodwill. The following tables summarize the restructuring activity related to the 2007 TDK restructuring program.

			Liability
	Initial		as of
	Program	Cumulative	September 30,
(In millions)	Amounts	Usage	2007
Severance and other	$2.6	$—	$2.6

	Initial		Balance as of
	Headcount	Cumulative	September 30,
	Amounts	Reductions	2007
Total employees affected	162	—	162
     2006 Imation and Memorex Restructuring Program
     During the first quarter of 2007, we recorded lease termination costs of $0.4 million related to our 2006 Imation and Memorex restructuring program, which began in the second quarter of 2006. The 2006 Imation and Memorex restructuring program was substantially completed as of June 30, 2007.
Terminated Employment Agreement
     During the second quarter of 2007, the Board of Directors of the Company and Mr. Henderson mutually determined that Mr. Henderson would resign as Chairman of the Board and Chief Executive Officer of the Company effective as of the close of business on April 2, 2007 due to his continuing health issues. Mr. Henderson’s employment agreement also terminated effective as of that date. The Company and Mr. Henderson entered into an employment closure agreement dated April 2, 2007 setting forth the items described below. Mr. Henderson continued as an inactive employee of the Company, receiving his 2007 salary, benefits and 2007 bonus eligibility under the Company’s annual bonus plan through May 9, 2007. Mr. Henderson applied for and received benefits under the Company’s long-term disability plan. Mr. Henderson was also receiving other benefits as provided to all other similarly situated Company employees who receive benefits under the Company’s long-term disability plan. These benefits included: (i) coverage under the Company’s medical insurance plans (with Mr. Henderson continuing to pay the required employee premium for such benefits); and (ii) continued vesting of his stock options (other than his performance-based stock options, which were forfeited) and restricted stock in accordance with their regular schedules; and (iii) continued accrual of pension benefits, but his pension benefits will vest only if Mr. Henderson remains eligible to receive long-term disability benefits until May 13, 2009.
     Costs recorded in the second quarter of 2007 associated with the terminated employment agreement totaled $3.1 million and comprised of $3.2 million of stock compensation costs for unvested awards expected to vest over the remaining term of the stock awards, $0.9 million of separation pay and other benefits and a reversal of $1.0 million of costs previously recorded under performance-based stock options due to the forfeiture of these awards under the agreements with Mr. Henderson. Costs for unvested stock awards were fully accrued in the second quarter as no future service was expected due to Mr Henderson’s status as a disabled employee. On November 5, 2007, Mr. Henderson passed away which resulted in the accounting recognition of a change in estimate resulting in the reversal of $3.8 million of expense for the unvested stock awards and other costs recorded during the second quarter which will not be incurred due to the passing of Mr. Henderson.
Asset impairments
     During the first and second quarter of 2007, we incurred asset impairment charges of $0.2 million and $1.2 million, respectively, related to abandonment of certain manufacturing assets as a result of the manufacturing reorganization discussed above.

Note 9 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
(In millions)	2007	2006
Cumulative currency translation adjustment	$(51.6)	$(77.5)
Pension liability adjustments, net of income tax	(9.2)	(13.6)
Cash flow hedging and other, net of income tax	(0.8)	(0.3)

Total accumulated other comprehensive loss	$(61.6)	$(91.4)

     Comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net income	$9.4	$18.5	$23.7	$52.0
Currency translation adjustment	11.0	(1.8)	25.9	6.9
Pension liability adjustments, net of income tax
Prior service cost	—	—	0.3	—
Net actuarial (gain)/loss	(2.1)	—	4.3	—
Less: amortization of costs included in net periodic pension cost	—	—	(0.2)	—
Cash flow hedging and other, net of income tax	0.2	0.4	(0.5)	1.0

Total comprehensive income	$18.5	$17.1	$53.5	$59.9

Note 10 — Pension Plans
Employer Contributions
     During the nine-month period ended September 30, 2007, we contributed approximately $3.0 million to our pension plans. We presently anticipate making additional contributions in a range of $1 million to $2 million to fund our pension plans in 2007.
U.S. Pension Plan Curtailment and Settlement
     In connection with our actions taken under our 2007 cost reduction restructuring program, the number of employees accumulating benefits under the pension plan was reduced significantly, which resulted in the recognition of a curtailment loss of $1.4 million included as a component of restructuring and other in the Condensed Consolidated Statement of Operations in the second quarter of 2007. Further, as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) — an amendment of FASB Statements No. 87, 88, 106, and 132(R), we remeasured our pension liability as of the date of the curtailment.
     We also incurred a partial settlement loss of $0.7 million in the three-month period ended September 30, 2007 as participants in the pension plan have the option of receiving cash lump sum payments when exiting the plan. Several participants who exited the pension plan elected to receive lump sum payments and in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, once lump sum payments exceeded our 2007 service cost a partial settlement event occurred and we recognized a pro rata portion of the previously unrecognized net actuarial loss. Further, as required by SFAS No. 158, we remeasured our pension liability as of the date of the settlement.
     The effect of the second and third quarter remeasurements resulted in a pension liability of $0.8 million and accumulated other comprehensive loss of $2.7 million, net of a deferred tax asset of $1.7 million, as of September 30, 2007.

Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1.6	$2.3	$0.1	$0.2	$5.1	$6.9	$0.3	$0.4
Interest cost	1.9	1.8	0.9	0.9	5.6	5.4	2.6	2.5
Expected return on plan assets	(2.5)	(2.4)	(1.0)	(1.0)	(7.4)	(7.4)	(2.9)	(2.6)
Amortization of unrecognized items	—	0.1	0.1	0.1	0.1	0.5	0.2	0.3

Net periodic pension cost	$1.0	$1.8	$0.1	$0.2	$3.4	$5.4	$0.2	$0.6
Curtailment loss	—	—	—	—	1.4	—	—	—
Settlement loss	0.7	—	—	—	0.7	—	—	—

Total pension cost	$1.7	$1.8	$0.1	$0.2	$5.5	$5.4	$0.2	$0.6

     The weighted average discount rate assumption used in the remeasurement of our United States pension plan benefit obligation changed from 5.75 percent as of our December 31, 2006 measurement date to 6.00 percent as of the measurement dates of June 1, 2007 and September 30, 2007. No other assumptions were materially changed.
Note 11 — Derivatives and Hedging Activities
Cash Flow Hedges
     As of September 30, 2007, our cash flow hedges ranged in duration from less than one month to three months and had a total notional amount of $71.9 million. Hedge costs, representing the premiums previously paid on expired options net of hedge gains and losses, of $0.4 million were recognized in the Condensed Consolidated Statement of Operations during the three-month period ended September 30, 2007. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of September 30, 2007 was $1.2 million, pre-tax, which, depending on market factors, is expected to reverse in the balance sheet or be recognized in operations in 2007.
Other Hedges
     We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts within other current assets or other current liabilities in the Condensed Consolidated Balance Sheet, and all changes in their fair value are immediately recognized in the Condensed Consolidated Statement of Operations. As of September 30, 2007, we had a notional amount of forward contracts of $119.2 million to hedge our recorded balance sheet exposures.
Fair Value Disclosure
     As of September 30, 2007, the negative fair value of our foreign currency forward and option contracts outstanding was $1.9 million. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
Note 12 — Business Segment Information
     We operate in one industry segment selling removable data storage media, accessories and electronic products. Our company is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated operating income (loss). Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense which are not allocated to the regional segments. We believe this presentation permits a more accurate assessment of the regional segment operating income.

     Net revenue and operating income (loss) by regional segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net Revenue
Americas	$288.5	$248.1	$733.0	$577.0
Europe	152.4	125.2	421.8	379.5
Asia Pacific	84.6	51.4	205.4	169.2

Total	$525.5	$424.7	$1,360.2	$1,125.7

Operating Income (Loss)
Americas	$14.6	$31.4	$61.2	$92.9
Europe	10.8	11.2	29.8	35.7
Asia Pacific	4.4	3.7	14.8	13.4
Corporate and unallocated	(13.5)	(18.0)	(68.5)	(65.8)

Total	$16.3	$28.3	$37.3	$76.2

     Corporate and unallocated amounts above include restructuring and other expense of $20.7 million and $10.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
     We have three major product categories in each of our regional segments: magnetic, optical and flash. The other category consists of several products including electronic products, accessories and removable hard disks. Net revenue by product category was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net Revenue
Magnetic	$177.6	$161.0	$490.4	$493.4
Optical	234.3	191.2	619.6	473.0
Flash	39.2	46.1	117.7	92.7
Electronic Products, Accessories & Other	74.4	26.4	132.5	66.6

Total	$525.5	$424.7	$1,360.2	$1,125.7

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2007 would not have a material adverse impact on our financial statements.

Philips litigation
     We filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M in 1996; (2) Imation’s 51 percent owned subsidiary Global Data Media (GDM) is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Limited (Imation’s partner in GDM, referred to above). Philips alleges that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000, (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringe one or more patents that are not covered by the cross-license. Philips requests damages of $655 million plus interest and costs, and requests trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Imation believed then and continues to believe that Philips’ claims are without merit.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M to Imation. The hearing on the motion is scheduled for December 14, 2007.
SanDisk litigation
     On July 11, 2007, SanDisk Corporation filed a patent infringement action in U.S. District Court, Northern District of California, against Imation Corp. and its subsidiary, Memorex Products, Inc. This action alleged that we have infringed a patent held by SanDisk (U.S. Patent 5,602,987) by offering and selling USB flash drives. On September 6, 2007, SanDisk voluntarily withdrew its lawsuit without prejudice.
     On October 24, 2007, SanDisk Corporation filed another patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation Corp. and its subsidiaries Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332; and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringe these patents.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above.
     We are currently reviewing SanDisk’s allegations and our strategy to defend this matter. Many of our suppliers are already licensed by SanDisk and we are indemnified by our suppliers against claims for patent infringement.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Note 15 — Review Report of Independent Registered Public Accounting Firm
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of September 30, 2007, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
November 9, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp. (Imation, the Company, we, us or our) is a leading provider of removable data storage media products designed to help our customers capture, create, protect, preserve and retrieve valuable digital assets. Our products are sold in approximately 100 countries to commercial organizations and individual consumers. Our commercial customers range from managers of large data centers to distributed network administrators to small business owners who rely on our magnetic tape cartridges for data processing, security, business continuity, backup and archiving applications. Our commercial and consumer customers rely on our recordable optical discs, USB flash drives, flash cards, removable hard drives and audio and video tape to store, edit and manage data, photos, video, images and music. We also sell a range of storage accessories globally and specialty consumer video, audio and home electronics products through retailers in North America.
     The data storage market presents attractive growth opportunities as well as challenges. Demand for storage capacity is growing rapidly. Industry and market research estimates project compound annual growth in demand for storage capacity from 2002 to 2011 to vary between approximately 28 percent for magnetic tape to approximately 35 percent for optical discs and flash media. However, new formats deliver greater capacity in a single piece of storage media, which results in overall revenue growth being significantly lower than the overall growth in demand for storage capacity. The market is highly competitive, may be subject to consolidation and is characterized by continuing changes in technology, ongoing variable price erosion, diverse distribution channels and a large variety of brands and formats for tape, optical, flash and removable hard disk products.
     We deliver a broad portfolio of products across multiple brands through diverse distribution channels and geographies. We manufacture the majority of our magnetic tape products and source the majority of our other products. Success in the market is dependent on several factors, including being early to market with new formats and products; having efficient manufacturing, sourcing, logistics and supply chain operations; working closely with leading original equipment manufacturers (OEMs) to develop new formats or enhancements to existing formats; offering a broad assortment of products; having broad geographic and market coverage and managing a portfolio of strong brands across diverse regions, distribution channels and product categories.
     The highest revenue growth opportunities include removable flash memory, recordable optical discs, higher capacity tape formats, removable hard disks, consumer electronics and accessories. These higher revenue growth opportunities provide revenue streams that are typically at lower gross profit margins than our historical gross profit margins on our proprietary magnetic media products.
     In the second quarter of 2007, we communicated our strategy and direction through 2011 which is intended to increase our presence in the consumer storage and technology product arena through brand acquisition and extensions, while maintaining our existing significant position in the commercial data storage tape market. This strategy provides significant growth opportunities for us; however, these markets are subject to greater volatility in pricing and are more difficult to predict than the commercial data storage tape market in which we have historically operated.
     On July 31, 2007, we completed the acquisition of substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products under the TDK brand name (TDK Recording Media), from TDK Corporation, a Japanese corporation (TDK), pursuant to an Acquisition Agreement dated April 19, 2007, between Imation and TDK (the TDK Acquisition Agreement).
     On July 9, 2007, we completed the acquisition of certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp, subsidiaries of Hopper Radio of Florida, Inc., a Florida corporation), pursuant to an Asset Purchase Agreement dated as of May 7, 2007 (the Memcorp Purchase Agreement). As provided in the Memcorp Purchase Agreement, we acquired the assets of Memcorp used in or relating to the sourcing and sale of consumer electronics products, principally sold under the Memorex brand name, including inventories, equipment and other tangible personal property and intellectual property. The acquisition also included existing brand licensing agreements, including Memcorp’s agreement with MTV Networks, a division of Viacom International, to design and distribute specialty consumer electronics under certain Nickelodeon properties and brands.
     With the recent acquisitions of the TDK Recording Media and Memcorp businesses in addition to the acquisition of substantially all of the assets of Memorex International Inc. (Memorex) in 2006 (see Note 6 to the Condensed Consolidated Financial Statements), we are building a portfolio of brands that we own, manage or distribute in both consumer retail and commercial markets. We are optimizing our position in magnetic tape as we continue to invest in current and future tape formats. In addition, we are growing our consumer product portfolio across multiple brands and extending brands selectively into the consumer electronics arena.

     Our plan is to grow revenue organically and through mergers and acquisitions, distribution agreements and other strategic actions without adding significant additional infrastructure. We continually evaluate operating expense and structure based on what is affordable under our expected business results, thus maintaining a relatively flat and efficient organizational structure. In further support of implementing an efficient operating model, we continue to implement lean enterprise principles that emphasize speed, quality and competitive cost across all key functions and processes. We believe this strategy over the longer term can deliver increased gross margin dollars and operating profit growth on increased revenue as well as a return on capital employed above our weighted average cost of capital.
Factors Affecting Comparability of our Financial Results
     In July 2007, we completed the acquisition of the TDK Recording Media and Memcorp businesses. Further, in April 2006, we closed on the acquisition of Memorex, including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, marketing, sourcing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name.
     TDK Recording Media, Memcorp and Memorex operating results are included in our consolidated results of operations from the date of acquisition. For further information see Note 6 to the Condensed Consolidated Financial Statements.
     For purposes of comparability and to enhance investors’ understanding of our business operations and results, “Management Discussion and Analysis of Financial Condition and Results of Operations” contains certain financial information that excludes the results of TDK Recording Media, Memcorp and Memorex operations. This information should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America.
Executive Summary
Consolidated Results of Operations for the Three-Month Period Ended September 30, 2007
•	Revenue of $525.5 million, including revenue of $140.6 million from the acquired TDK Recording Media and Memcorp businesses, in the three-month period ended September 30, 2007, increased 23.7 percent over the same period last year.

•	Operating income of $16.3 million in the three-month period ended September 30, 2007 is compared with operating income of $28.3 million in the same period last year.

•	Diluted earnings per share of $0.24 for the three-month period ended September 30, 2007 is compared with diluted earnings per share of $0.53 for the same period last year.
Consolidated Results of Operations for the Nine-Month Period Ended September 30, 2007
•	Revenue of $1,360.2 million, including revenue of $140.6 million from the acquired TDK Recording Media and Memcorp businesses, in the nine-month period ended September 30, 2007, was up 20.8 percent over the same period last year.

•	Operating income of $37.3 million in the nine-month period ended September 30, 2007 is compared with $76.2 million of operating income in the same period last year.

•	Restructuring and other charges of $20.7 million and $10.7 million were included in operating income for the nine-month periods ended September 30, 2007 and 2006, respectively.

•	Diluted earnings per share from continuing operations of $0.64 for the nine-month period ended September 30, 2007 is compared with diluted earnings per share from continuing operations of $1.44 for the same period last year.

Cash Flow/Financial Condition for the Nine-Month Period Ended September 30, 2007
•	Cash flow from operations totaled $13.4 million in the nine-month period ended September 30, 2007.

•	Total cash and cash equivalents were $133.1 million as of September 30, 2007, compared with $252.5 million at year-end 2006. The reduction of $119.4 million is mainly due to share repurchase activity of $79.6 million and payments associated with the acquisitions of the TDK Recording Media and Memcorp businesses of $42.3 million.

•	We issued approximately 6.8 million common shares during the third quarter of 2007 to TDK in connection with the TDK Recording Media acquisition.

•	We repurchased approximately 2.5 million shares during the first nine months of 2007 for $79.6 million.

•	We paid dividends of $0.14 per share in March 2007 and dividends of $0.16 per share in June and September 2007.
Results of Operations
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Net revenue	$525.5	$424.7	23.7%	$1,360.2	$1,125.7	20.8%
     Our revenue growth in the third quarter of 2007 was driven by volume increases of approximately 34 percent and a foreign currency benefit of approximately two percent, partially offset by price declines of approximately 12 percent. Our revenue growth in the nine-month period ended September 30, 2007 was driven by volume increases of approximately 31 percent and a foreign currency benefit of approximately two percent, partially offset by price declines of approximately 12 percent. Revenue for the three-month and nine-month periods ended September 30, 2007 included revenue of $140.6 million from the acquired TDK Recording Media and Memcorp businesses. This increase during the third quarter of 2007 was offset in part by a revenue decline in our Global Data Media (GDM) joint venture which had previously included TDK brand revenue. In addition, during the third quarter of 2007 the Company experienced anticipated revenue declines in magnetic products driven by entry level tape and diskettes. During the nine-month period ended September 30, 2007, revenue also benefited from growth in our optical products, due to the addition of Memorex brand revenue following the close of the acquisition on April 28, 2006.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Gross profit	$85.7	$88.3	-2.9%	$240.0	$251.7	-4.6%
Gross margin	16.3%	20.8%		17.6%	22.4%
     Our gross margins for the three-month and nine-month periods ended September 30, 2007 decreased as compared with year ago periods, due in part to USB Flash products where the combination of losses in the U.S. retail channel and inventory valuation accruals reduced gross margin by $6.7 million or 1.3 percent during the third quarter of 2007. Other factors contributing to declines in both periods include declining gross margins on certain legacy products and incremental costs associated with various logistics and IT systems conversions.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Selling, general and administrative	$61.6	$47.4	30.0%	$151.5	$127.1	19.2%
As a percent of revenue	11.7%	11.1%		11.1%	11.3%
     The increase in SG&A expense for the third quarter of 2007, as compared with the same period last year, was due to the SG&A of $15.8 million associated with acquired TDK Recording Media and Memcorp businesses. The increase in SG&A expenses for the nine-month period ended September 30, 2007, as compared with the same period last year, was due to additional SG&A expense noted above as well as incremental Memorex SG&A expense.
Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Research and development	$8.5	$12.6	-32.5%	$30.5	$37.7	-19.1%
As a percent of revenue	1.6%	3.0%		2.2%	3.3%
     The decrease in R&D expense for the three-month and nine-month periods ended September 30, 2007, as compared to the three-month and nine-month periods ended September 30, 2006, was due primarily to cost savings from restructuring activities initiated in the second quarter of 2007.
Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Restructuring and other	$(0.7)	$—	n/m	$20.7	$10.7	93.5%
As a percent of revenue	-0.1%	n/m		1.5%	1.0%

n/m: not meaningful
     In 2007, we announced a strategy focused on transforming Imation to a brand and product management company with a balanced portfolio of strong commercial and consumer brands. Consequently, we started a cost reduction restructuring program in our manufacturing, research and development (R&D), administrative and sales organizations to align our resources with our strategic direction. This program includes a reorganization of our magnetic data storage tape manufacturing operations and changes to our R&D organization to support an increasing focus on engineering and rapid prototyping of consumer technologies as well as in qualification of new products. We will focus manufacturing on magnetic tape coating operations at our existing plants in Camarillo, California and Weatherford, Oklahoma, and we will consolidate and outsource all converting operations for magnetic tape cartridges that are currently spread among three plants. We plan to discontinue all manufacturing operations at our Wahpeton, North Dakota plant, which we plan to exit by mid-2009. The R&D organization will be aligned to focus on key programs in support of future advanced magnetic tape formats and our increased growth and focus on consumer digital storage products and accessories.
     During the third quarter of 2007, we recorded restructuring charges of $3.1 million related to reorganization of certain administrative and sales organizations as well as reversal of other charges of $3.8 million related to a terminated employment agreement. Our nine-month period ended September 30, 2007 included restructuring and other charges of $20.7 million, which included $19.6 million for the cost reduction program noted above, $1.4 million in asset impairments and income of $0.7 million associated with a terminated employment agreement. See Note 8 to the Condensed Consolidated Financial Statements for further information.
     As of September 30, 2007, we estimate that a total of 835 positions will be eliminated under our cost reduction restructuring program by mid-2009, primarily in our manufacturing organization. The program is expected to result in $25 million to $30 million in annualized cost savings once the program is fully implemented. We expect to incur a total of $35 million to $40 million in restructuring charges over two years related to this cost reduction program.

     During the nine-month period ended September 30, 2006, we recorded restructuring and other charges of $10.7 million. Restructuring charges of $8.9 million related to the Memorex integration process were recorded in the second quarter of 2006. During the first quarter of 2006, we recorded restructuring charges of $1.8 million related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities consisting of estimated severance payments and related benefits.
Operating Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Operating income	$16.3	$28.3	-42.4%	$37.3	$76.2	-51.0%
As a percent of revenue	3.1%	6.7%		2.7%	6.8%
     Our decrease in operating income for the three-month period ended September 30, 2007, as compared with the same period of 2006, is driven by the gross profit declines discussed above. Operating income in the three-month period ended September 30, 2007, included $6.7 million in losses and inventory write-downs related to USB Flash products as discussed above. Our decrease in operating income for the nine-month period ended September 30, 2007, as compared with the same period of 2006, is driven by the gross profit declines and restructuring and other charges discussed above. Operating income in the nine-month period ended September 30, 2007, included restructuring and other charges of $20.7 million as well as $6.7 million in losses and inventory write-downs related to USB Flash products as discussed above.
Performance by Business Segment
     We operate in one industry segment selling removable data storage media, accessories and electronic products. Our company is organized, managed and internally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated operating income. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense which are not allocated to the regional segments. We believe this presentation permits a more accurate assessment of the regional segment operating income.
     Information related to our segments is as follows:
Americas

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Net revenue	$288.5	$248.1	16.3%	$733.0	$577.0	27.0%
Operating income	14.6	31.4	-53.5%	61.2	92.9	-34.1%
As a percent of revenue	5.1%	12.7%		8.3%	16.1%
     The Americas segment is our largest segment comprising 55 percent of our revenue in the third quarter of 2007 and 54 percent of our revenue in the nine-month period ended September 30, 2007. The revenue increase in the three-month period ended September 30, 2007, was driven by incremental revenue of $67.7 million from the Memcorp and TDK Recording Media businesses following the close of the acquisitions in July 2007. The revenue increase in the nine-month period ended September 30, 2007 includes incremental revenue of $178.3 million from the Memorex, Memcorp and TDK Recording Media acquisitions. These revenue increases were partially offset by declines in magnetic products driven by entry level tape and diskettes.
     The decrease in operating income for the three-month and nine-month periods ended September 30, 2007, as compared with the same periods last year, was due to lower gross margins. During the three-month period ended September 30, 2007 our operating income decreased by approximately $6.7 million from a combination of losses in the USB Flash products U.S retail channel and inventory valuation accruals. Product mix negatively impacted margins for the three-month and nine-month periods ended September 30, 2007. Product mix changes are primarily due to the acquisition of the Memorex, TDK Recording Media and Memcorp businesses, which each have products with lower gross margin percentages than some of our magnetic tape formats. In addition, we also incurred incremental costs associated with various logistic and IT systems conversions for the nine-month period ended September 30, 2007.

Europe

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Net revenue	$152.4	$125.2	21.7%	$421.8	$379.5	11.1%
Operating income	10.8	11.2	-3.6%	29.8	35.7	-16.5%
As a percent of revenue	7.1%	8.9%		7.1%	9.4%
     The revenue increase in the three-month period ended September 30, 2007, was driven by incremental revenue of $43.0 million from the TDK Recording Media business following the close of the acquisition in July 2007. The revenue increase in the nine-month period ended September 30, 2007 includes incremental revenue of $72.6 million from the acquisitions of the Memorex and TDK Recording Media businesses. The Memorex acquisition closed in April 2006. These revenue increases were partially offset by decline in our GDM joint venture revenue. The majority of GDM operations is included in the Europe segment and experienced revenue declines of 45 percent and 24 percent during the three-month and nine-month periods ended September, 30, 2007, respectively. GDM revenue decline was due in part to the loss of TDK revenue which is now included directly with the TDK business noted above. Europe revenue increased by eight percent and seven percent from currency benefit for the three-month and nine-month periods ended September 30, 2007, respectively.
     The decreases in operating income as a percentage of revenue are due to lower gross margins in our magnetic products.
Asia Pacific

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Net revenue	$84.6	$51.4	64.6%	$205.4	$169.2	21.4%
Operating income	4.4	3.7	18.9%	14.8	13.4	10.4%
As a percent of revenue	5.2%	7.2%		7.2%	7.9%
     The TDK Recording Media acquisition contributed approximately $30.0 million of incremental revenue to the three-month and nine-month periods ended September 30, 2007, respectively. We also increased our base business revenue due to growth in magnetic products and flash drive sales.
     Operating income increased in both the three-month and nine-month periods ended September 30, 2007, respectively, driven by the TDK Recording Media acquisition results.
Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2007	2006	Change	2007	2006	Change
Operating costs	$13.5	$18.0	-25.0%	$68.5	$65.8	4.1%
     Corporate and unallocated amounts include R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense (income) that are not allocated to the regional segments. The decrease in operating costs for the three-month period ended September 30, 2007, is due to cost savings associated with our R&D restructuring activities initiated in the second quarter of 2007 noted above and the reversal of costs previously recognized on a terminated employment agreement. The increase in operating costs for the nine-month period ended September 30, 2007 is due to the restructuring and other costs recorded in the second quarter of 2007, partially offset by cost savings from our R&D restructuring activities.

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
     Changes in foreign currency exchange rates in the three-month and nine-month periods ended September 30, 2007 positively impacted worldwide revenue by approximately two percent compared with the same periods of 2006. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expenses and pricing declines that tend to offset translation benefits over time.
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
Financial Position
     As of September 30, 2007, our cash and cash equivalents balance was $133.1 million, a decrease of $119.4 million from $252.5 million as of December 31, 2006. Our cash and cash equivalents decrease was primarily due to $79.6 million spent to repurchase approximately 2.5 million shares and for net cash payments of $42.3 million associated with the acquisitions of the TDK Recording Media and Memcorp businesses.
     Accounts receivable days sales outstanding was 68 days as of September 30, 2007, up 12 days from December 31, 2006. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. The increase in accounts receivable days sales outstanding was primarily from the impact of the TDK Recording Media and Memcorp business acquisitions.
     Accounts receivable was $457.0 million as of September 30, 2007, compared with $308.1 million as of December 31, 2006. The increase in accounts receivable was driven by approximately $171 million from the TDK Recording Media and Memcorp business acquisitions, partially offset by a decrease of approximately $22 million in our base accounts receivables.
     Days of inventory supply was 68 days as of September 30, 2007, down four days compared with 72 days as of December 31, 2006. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increased inventory dollars in the nine-month period ended September 30, 2007 was driven by acquired Memcorp and TDK Recording Media products and Imation magnetic and optical products.
     Inventories were $377.7 million as of September 30, 2007, compared with $258.0 million as of December 31, 2006. The increase in inventories was driven by approximately $94 million from the TDK Recording Media and Memcorp business acquisitions and approximately $26 million in our base inventories.
     Intangible assets, net were $376.1 million as of September 30, 2007, compared with $230.2 million as of December 31, 2006. The increase was attributable to intangible assets in the TDK Recording Media and Memcorp acquisitions.
     Accounts payable was $318.3 million as of September 30, 2007, compared with $227.3 million as of December 31, 2006. The TDK Recording Media and Memcorp acquisitions increased accounts payable by approximately $104 million at September 30, 2007. Accounts payable, excluding the acquisition balances, decreased due to timing of payments in the third quarter of 2007.
     Accrued payroll was $14.9 million as of September 30, 2007, compared with $23.7 million as of December 31, 2006. The decrease in accrued payroll during the nine-month period ended September 30, 2007 was mainly due to payments made in the first quarter of 2007 under our broad-based employee incentive compensation plans.
     Other current liabilities were $229.8 million as of September 30, 2007, compared with $140.6 million as of December 31, 2006. The acquisitions of the TDK Recording Media and Memcorp businesses increased other current liabilities by approximately $86 million. Other current liabilities, excluding the acquisition balances, increased due to the net restructuring charges recognized in the second and third quarters of 2007, partially offset by reduction of income taxes payable.

Liquidity and Capital Resources
      Cash provided by operating activities was $13.4 million in the nine-month period ended September 30, 2007. The major driver was net income as adjusted for non-cash items of $68.2 million, offset by cash used in connection with changes in operating assets and liabilities of $54.8 million. Included in these working capital uses are approximately $15.0 million associated with the Memcorp acquisition as we did not acquire any working capital other than inventory.
      Cash provided by operating activities was $91.9 million in the nine-month period ended September 30, 2006. The major driver was net income as adjusted for non-cash items of $88.1 million and cash provided from operating assets and liabilities of $3.8 million.
     Cash used in investing activities was $44.9 million in the nine-month period ended September 30, 2007 compared with $309.8 million in the nine-month period ended September 30, 2006. Investing activities for the first nine months of 2007 included the TDK Recording Media and Memcorp acquisition net cash payments of $38.5 million and capital spending of $11.8 million, offset by the net receipt of $5.5 million related to post-closing purchase price adjustments and net asset settlement associated with the Memorex acquisition. Cash used in investing activities for the nine-month period ended September 30, 2006 included the Memorex acquisition net cash payment of $331.9 million and capital spending of $12.1 million, partially offset by proceeds from maturing cash investments of $28.9 million.
     Cash used in financing activities of $92.6 million in the nine-month period ended September 30, 2007 was driven by our share repurchases of $79.6 million, dividend payments of $16.9 million and repayment of debt associated with the Memcorp acquisition of $3.8 million, partially offset by cash inflows of $7.5 million related to the exercise of stock options. Cash used in financing activities of $23.8 million in the nine-month period ended September 30, 2006 was primarily driven by share repurchases of $35.6 million and dividend payments of $13.9 million, partially offset by cash inflows of $22.9 million related to the exercise of stock options.
     On March 30, 2006, we entered into a credit agreement with a group of banks that would have expired on December 15, 2006. This credit agreement was amended on July 24, 2007 and the following changes were made to the credit agreement (as amended, the Credit Agreement): (i) increased the credit facility from $300 million to $325 million and added an option to increase the facility to $400 million at a future date; (ii) extended the term for an additional year to March 29, 2012; (iii) permitted the Company’s acquisition of the TDK Recording Media business; (iv) increased the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modified the fixed charge coverage ratio definition and (vi) reduced the applicable interest rates. The Credit Agreement provides for revolving credit, including letters of credit. Borrowings under the Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses and income taxes actually paid) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding and we complied with all covenants under the Credit Agreement as of September 30, 2007.
     In connection with the Memcorp acquisition which closed on July 9, 2007, we issued promissory notes totaling $37.5 million. Promissory notes payments of $30 million are secured by an irrevocable letter of credit issued pursuant to the Credit Agreement, and not subject to offset. The remaining $7.5 million will be paid to Memcorp in a lump sum payment 18 months from the closing date, with an interest rate of six percent per annum, which shall be unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of Memcorp is satisfied prior to the 18-month maturity date, $3.75 million of such note shall be paid in advance of the maturity date. In accordance with the Memcorp Purchase Agreement, Memcorp resolved the outstanding matter and consequently we paid $3.75 million during the third quarter of 2007.

     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of September 30, 2007, there were no borrowings outstanding under such arrangements.
     On April 19, 2007, our Board of Directors announced the authorization of the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. As of September 30, 2007, we have repurchased 2.5 million shares under the latest authorization at an average price of $31.35 per share and held 3.5 million shares of treasury stock. Authorization for repurchases of an additional 2.5 million shares remains outstanding at September 30, 2007, and such authorization has no expiration date.
     We paid a cash dividend of $0.14 per share and $0.16 per share, or $4.9 million and $5.6 million, during the first and second quarters of 2007, respectively. We paid a cash dividend of $0.16 per share, or $6.4 million, during the third quarter of 2007. On November 7, 2007, our Board of Directors declared a fourth quarter cash dividend of $0.16 per share payable December 28, 2007 to shareholders of record at the close of business on December 14, 2007. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
     We expect total pension contributions to be in the range of $4 million to $5 million in 2007. We contributed approximately $3 million to our pension plans during the first nine months of 2007.
     Our remaining anticipated liquidity needs for 2007 include but are not limited to the following: payments associated with business acquisitions of approximately $30 million; capital expenditures targeted to be in a range of $3 million to $6 million; restructuring payments of approximately $10 million; pension funding in a range of $1 million to $2 million; operating lease payments of approximately $6 million; debt and associated interest repayments of approximately $3 million; dividend payment of $6 million discussed above; and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
     Other than operating lease commitments, we are not using off-balance sheet arrangements, including variable interest entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2006. In connection with the acquisitions of the TDK Recording Media and Memcorp businesses, we entered into and/or assumed additional contractual obligations.
     The incremental contractual obligations (by calendar year) related to the acquisitions of the TDK Recording Media and Memcorp businesses as of September 30, 2007 are as follows:

	Payments due by period
			1-3 years	3-5 years
		Remaining	(2008	(2011	More than
		3 months	through	through	5 years
(In millions)	Total	of 2007	2010)	2013)	(2014+)
Notes payable (1)	$33.8	$2.5	$31.3	$—	$—
Operating leases	5.9	2.6	3.1	0.2	—
Purchase obligations (2)	3.6	0.9	2.7	—	—
Other liabilities (3)	38.1	30.9	7.1	0.1	—

Total	$81.4	$36.9	$44.2	$0.3	$—

(1)	Additional interest payments from the debt include approximately $0.4 million which will be paid in the fourth quarter of 2007, and $1.4 million, $1.2 million and $0.2 million which will be paid in 2008, 2009 and 2010, respectively.

(2)	The majority of the purchase obligations consist of 90-day rolling estimates. Each month, we provide various suppliers with rolling forecasts of our demand for products for the next three months. The forecasted amounts are generally binding on us as follows: 100 percent for the first month, 75 percent for the second month and 50 percent for the third month.

(3)	We are contractually obligated to repay approximately $25 million for acquired cash with the TDK Recording Media acquisition which will be paid in the fourth quarter of 2007.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to these accounting policies during the nine-month period ended September 30, 2007.
Adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect benefit of approximately $2.5 million. The benefit was comprised of previously unrecognized tax benefits in the amount of $1.5 million, which were realized in the second quarter of 2007 as a result of finalizing an Internal Revenue Service (IRS) audit, and a reduction of international tax reserves in the amount of $1.0 million. This cumulative effect was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Note 2 to Condensed Consolidated Financial Statements for further information.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Forward-Looking Statements and Risk Factors
     The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
     The following statements are based on our current outlook for fiscal 2007 and include the anticipated impact from integration of the recently acquired TDK Recording Media and Memcorp businesses. The 2007 outlook is subject to change based on the final allocation of intangible assets, which will be determined subsequent to close of the acquisitions, and is subject to the risks and uncertainties described below. Where noted below, the outlook has changed from our previous outlook issued October 25, 2007.
•	Our revenue for 2007 is targeted between $2.00 billion and $2.05 billion, which represents growth of approximately 25 percent to 30 percent over 2006. As a result, revenue in the fourth quarter would range between $640 million and $690 million.

•	Full year 2007 operating income is targeted between $55 million and $60 million including restructuring and other charges of approximately $26 million. This outlook is changed from the previous outlook of operating income between $51 million and $56 million and restructuring and other charges of approximately $30 million. Operating income for the fourth quarter is estimated between $17.5 million and $22.5 million including restructuring and other charges of approximately $5.5 million.

•	Diluted earnings per share for full year 2007 is targeted between $0.92 and $1.02, which includes the negative impact of $0.45 from restructuring and other charges. This is changed from the previous outlook of diluted earnings per share of between $0.86 and $0.96. Diluted earnings per share for the fourth quarter is targeted between $0.28 and $0.38, which includes the negative impact of approximately $0.09 from restructuring and other charges.

•	Capital spending for 2007 is targeted to be approximately $15 million to $18 million.

•	The tax rate for 2007 is anticipated in a range of 37 percent to 38 percent.

•	Depreciation and amortization expense for 2007 is targeted between $45 million and $47 million.
     Certain information contained in this report which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully integrate the acquisitions of the TDK Recording Media business and the Memcorp business and achieve the anticipated benefits, including synergies, in a timely manner; our ability to operate the Memorex business as an integrated entity; our ability to successfully defend our intellectual property, including the Memorex brand and patent licenses and the Philips patent cross license; continuing uncertainty in global economic conditions that make it particularly difficult to predict product demand; the volatility of the markets in which we operate; our ability to meet our cost reduction and revenue growth targets; our ability to successfully implement our global manufacturing strategy for magnetic data storage products and changes to our R&D organization and to realize the benefits expected from the related restructuring charges; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits from the Moser Baer and other strategic relationships and distribution agreements such as the GDM joint venture and Tandberg relationships; the competitive pricing environment and its possible impact on profitability and inventory valuations; foreign currency fluctuations; the outcome of any pending or future litigation; our ability to secure adequate supply of certain high demand products at acceptable prices; the ready availability and price of energy; availability of key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products, as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and from time to time in our filings with the Securities and Exchange Commission.
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
     As of September 30, 2007, we had $191.1 million notional amount of foreign currency forward and option contracts of which $119.2 million hedged recorded balance sheet exposures. This compares to $313.3 million notional amount of foreign currency forward and option contracts as of December 31, 2006, of which $67.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2007 by $10.2 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2007, the end of the period covered by this report, the President and Chief Executive Officer, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

     During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of integrating certain acquired entities onto its U.S. based information technology application. Our Memorex acquired business was integrated into the system during the third quarter of 2007. Management does not currently believe that these implementations will adversely affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2007, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results when resolved in future periods, it is our opinion that, after final disposition, any monetary liability to us beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2007, would not be material to our financial position.
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M in 1996; (2) Imation’s 51 percent owned subsidiary Global Data Media (GDM) is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Limited (Imation’s partner in GDM, referred to above). Philips alleges that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000, (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringe one or more patents that are not covered by the cross-license. Philips requests damages of $655 million plus interest and costs, and requests trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Imation believed then and continues to believe that Philips’ claims are without merit.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M to Imation. The hearing on the motion is scheduled for December 14, 2007.
     On July 11, 2007, SanDisk Corporation filed a patent infringement action in U.S. District Court, Northern District of California, against Imation Corp. and its subsidiary, Memorex Products, Inc. This action alleged that we have infringed a patent held by SanDisk (U.S. Patent 5,602,987) by offering and selling USB flash drives. On September 6, 2007, SanDisk voluntarily withdrew its lawsuit without prejudice.
     On October 24, 2007, SanDisk Corporation filed another patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation Corp. and its subsidiaries Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332; and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringe these patents.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above.

     We are currently reviewing SanDisk’s allegations and our strategy to defend this matter. Because many of our suppliers are already licensed by SanDisk and we are indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.
Item 1A. Risk Factors.
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) — (b)
     As previously disclosed in our Current Report on Form 8-K filed on August 3, 2007, as amended by our Form 8-K/A filed on October 15, 2007, on July 31, 2007 we completed the acquisition of the TDK Recording Media business from TDK, pursuant to the TDK Acquisition Agreement. As part of the purchase price, we issued to TDK 6,825,764 shares of Imation common stock, representing 16.6 percent of shares outstanding after issuance of the shares to TDK. The shares are valued at $31.75 based on the market value immediately prior to closing. The issuance and sale of the shares of Imation common stock were effected without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. TDK was given access to information about Imation, represented that it was an accredited investor able to bear the economic risk of loss of the investment, and represented that the shares were being acquired for investment purposes only and not with a view to any resale in connection with any distribution.
(c) Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2007 - July 31, 2007	396,090	$35.04	396,000	4,130,600
August 1, 2007 - August 31, 2007	760,000	$30.59	760,000	3,370,600
September 1, 2007 - September 30, 2007	909,724	$27.07	909,601	2,460,999

Total	2,065,814	$29.89	1,669,601	2,460,999

(a)	The purchases in this column include shares repurchased as part of our publicly announced program and in addition include 213 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced program and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to 5.0 million shares of our common stock.

(d)	On April 19, 2007, our Board of Directors announced the authorization of the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. As of September 30, 2007, we have repurchased 2.5 million shares under the latest authorization at an average price of $31.35 per share and held 3.5 million shares of treasury stock. Authorization for repurchases of an additional 2.5 million shares remains outstanding at September 30, 2007, and such authorization has no expiration date.

Item 3. Defaults Upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.
     The following documents are filed as part of, or incorporated by reference into, this report.

Exhibit
Number	Description of Exhibit
4.1	First Amendment to Rights Agreement, dated as of July 30, 2007 (incorporated by reference to Exhibit 4.3 to Imation’s Registration Statement on Form 8-A/A filed on August 1, 2007).

10.1	Amendment to the Credit Agreement between Imation Corp. and Consortium of Lenders dated as of July 24, 2007 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed July 30, 2007).

10.2	Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed August 3, 2007).

10.3*	Trademark License Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed August 3, 2007).

10.4*	IMN Trademark License Agreement, dated July 31, 2007, by and between IMN Data Storage Holdings C.V. and TDK Corporation (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed August 3, 2007).

10.5*	Supply Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed August 3, 2007).

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment .

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date: November 9, 2007	/s/ Paul R. Zeller
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