Form 10-K
period 2007-12-31
IMATION CORP
filed 2008-02-29
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-14310

IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Imation Way	55128
Oakdale, Minnesota	(Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $36.86 as reported on the New York Stock Exchange on June 29, 2007, was $1,275 million.
     The number of shares outstanding of the registrant’s common stock on February 22, 2008 was 37,769,588.
DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of registrant’s Proxy Statement for registrant’s 2008 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I
Item 1. Business.
General
     Imation Corp. is a Delaware corporation whose primary business is the development, manufacturing, sourcing, marketing and distribution of removable data storage media products and accessories. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We sell these products in approximately 100 countries around the world and under several different brand names. The primary brand names are Imation, Memorex and TDK Life on Record. We also sell a range of consumer video, audio and home electronic products, primarily in North America and primarily under the Memorex brand name.
     Recordable and rewritable magnetic and optical media, which currently constitute the majority of our revenue, are categorized under the North American Industry Classification System (NAICS) code as “334613: Magnetic and Optical Recording Media Manufacturing.” The majority of the other products we source and distribute are also categorized under the NAICS code “334” as computer and electronic products.
Strategy
     We have a long history in the data storage industry. We developed the first commercialized data storage tape introduced in 1952 when we were part of 3M Company. In July 1996, Imation was established as a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. Subsequent to the spin-off, we divested all of the non-data storage businesses. Our most recent divestiture was the sale, in 2005, of the Specialty Papers business which manufactured and sold a wide variety of carbonless paper products. See Note 4 to the Consolidated Financial Statements for further discussion of the Specialty Papers divestiture. As a result, we became focused on data storage media, primarily as a manufacturer of magnetic tape products under the Imation brand, sold to commercial end users through multiple distribution channels.
     We have taken several actions which have significantly increased our industry presence and relevance in both commercial and consumer retail channels and markets globally. We retained our tape media business as a cornerstone of the Company while we broadened the scope of our business. We are transforming the Company into a brand and product management company, with the majority of our products sold to individual consumers, primarily through retail distribution channels.
     The more important actions driving this change over the past five years include the following:
•	We began addressing a growing recordable optical media opportunity initially through the Imation brand on a sourced basis into both commercial and consumer channels including a series of agreements with Moser Baer India Ltd. (MBI) in 2003 that established MBI as a significant, non-exclusive source for our optical media products and created a joint venture sales and distribution company, Global Data Media (GDM). We hold a 51 percent interest in GDM. As the controlling shareholder of the subsidiary, we consolidate the results of GDM in our financial statements.

•	An agreement with IBM in 2004 established us as the exclusive global distributor for IBM branded tape media products, whether manufactured by Imation or others.

•	On April 28, 2006, we acquired substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, sourcing, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. This action strengthened our position in optical products and accessories, especially in the U.S. retail channel. See Note 3 to the Consolidated Financial Statements for further information.

•	On July 9, 2007, we acquired certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp), used in or relating to the sourcing and sale of branded consumer electronic products, principally under the Memorex brand name. This action established a foundation for the Company in consumer electronic products in the mass merchant channel and enabled us to better manage the Memorex brand name across all retail channels in the U.S. See Note 3 to the Consolidated Financial Statements for further information.

•	On July 31, 2007, we acquired substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products being sold under the TDK Life on Record brand name (TDK Recording Media), from TDK Corporation, a Japanese corporation (TDK), including the assets or capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media business. This action further strengthened our optical market position, especially in the important consumer markets of Europe and Japan. See Note 3 to the Consolidated Financial Statements for further information.

•	An agreement with Sun Microsystems, Inc. in 2007 established us as the exclusive global distributor for Sun StorageTek branded tape media products, whether manufactured by Imation or others.

•	An agreement with Hewlett-Packard Company (HP) in 2007 established us as the exclusive global distributor for HP branded recordable optical media products.

•	Other agreements have given us exclusive and non-exclusive distribution rights for certain brands of recordable media in various regions or product categories. Examples of other distribution agreements include those with ProStor Systems Inc. and Tandberg Data ASA (Tandberg).

•	A recent agreement in 2008 with Mtron, a Korean company, establishes Imation as the exclusive global distributor, (except in Korea and Japan) for certain solid state drive (SSD) products developed by Mtron for mobile computers and enterprise servers.
     Today, we sell a broad variety of data and information storage media products under a variety of brand names across multiple technology platforms or “pillars” — magnetic media, recordable optical media, solid state flash drives and removable hard drives. We also have expanded selectively into areas closely adjacent to removable media, such as accessories and hardware products, as well as offering a growing portfolio of consumer electronic products. Except for certain tape media formats, we do not manufacture the products we sell and distribute. We provide unique product industrial designs, packaging and merchandising and source these products from a variety of third party manufacturers.
     Our long term strategy is built upon three key elements which we describe as optimize, grow and extend.
•	Optimize our magnetic tape business. The magnetic tape market remains an attractive market with growing demand for storage capacity across a substantial installed base of commercial Information Technology (IT) users, a relatively small number of competitors, and high barriers to entry. Imation enjoys a leading market share, significant intellectual property portfolio, solid industry reputation and relationships among key original equipment manufacturers (OEMs). To optimize our magnetic tape business and stabilize or reduce our manufacturing costs, in May of 2007 we started a major restructuring of our manufacturing operations. As a result we are concentrating our direct manufacturing investments on coating operations and outsourcing other parts of manufacturing operations for magnetic tape. See Note 9 to the Consolidated Financial Statements for further information. We continue to invest broadly in tape technology and seek to maintain and extend value-added technology capabilities in key areas, including precision thin film tape coating and servo-writing.

•	Grow the data storage media business across the four “pillars” of storage offering products under multiple brands. Over the years, we have brought to market recordable media products beyond magnetic tape, including recordable optical media, removable USB flash drives and flash cards, and external and removable hard disk products. We have also acquired additional brands, beyond the Imation brand, and established distribution agreements for other brands, as described above. In addition, with over half of our revenue coming from outside the United States, we seek to leverage our global marketing and distribution capability in bringing products to market across multiple geographies.
•	Extend certain brands selectively across multiple product categories. We sell accessories and certain consumer electronic products, selectively, under multiple brands in various regions of the world. With the acquisition of Memcorp we entered into the consumer electronics market to sell certain consumer electronic products which we did not offer previously. Our product portfolio includes TVs and digital displays, including flat-panel liquid crystal displays (LCD) and digital picture frames, IPod™ accessories, clock-radios and MP3 players. The portfolio also includes home theater video, portable and fashion DVD players, karaoke systems and office products such as voice recorders. The Memcorp acquisition also included a brand licensing agreement with MTV Networks, a division of Viacom International, to design and distribute consumer electronic items under certain Nickelodeon character-based properties and the NPower brands.
Industry Background
     We compete primarily within the global information technology industry. Our worldwide data storage media products are designed to help our customers capture, create, protect, preserve and retrieve valuable digital assets. Our primary products include recordable and rewritable optical discs, magnetic tape cartridges, USB flash drives, removable hard drives and a variety of consumer electronic products and accessories.
     We rely on various industry analysts and our own estimates to gauge market size, growth rates and market shares as discussed below. The total global data storage market, including hardware and services, is currently estimated to be in excess of $100 billion, of which the removable data storage media market is approximately $17 billion and includes magnetic, optical and flash drives, but excludes accessories. We also sell a variety of consumer electronic products and accessories. The consumer electronics market is broadly defined as traditional analog-based audio and video devices (e.g. televisions and radios) as well as digital-based audio, video and information technology hardware and accessories for creating, manipulating, storing and sharing digital information. The global consumer electronics market is in excess of $600 billion. We participate in the U.S. market and are expanding into other American markets. Our current product offerings focus on a subset of this market whose size is approximately $45 billion.
     The growth in demand for removable data storage capacity is estimated to exceed 30 percent annually for the next several years. However, new formats deliver greater capacity in a single piece of storage media, which results in overall revenue growth being significantly lower than the overall growth in demand for storage capacity. This demand is driven by multiple factors as an increasing quantity and diversity of information is created and managed digitally for both business and consumer applications. These factors include the rapid growth of information in digital form, the growth of complex databases as a result of new hardware and software applications, increased ability to access data remotely and across multiple locations, increased regulatory requirements for record retention and the pervasive use of the Internet. These factors have put data security, archiving and reliable back-up procedures at the forefront of critical business processes. Further, the continued growth in the variety and functionality of consumer electronic devices has increased demand for a range of convenient, low-cost removable storage media to capture, store, edit and manage data, photographs, video, images and music.
     Decisions about the kind of data storage platforms to use depend on a multitude of considerations including total storage capacity needs, data transfer rates required, reliability, scalability, portability, permanency, physical media size, compatibility with other components and systems and total cost of ownership. Removable data storage media products enable commercial users to easily expand capacity and provide data transportability, data management and data security at a significantly lower relative cost than fixed hard disk storage. Fixed disk storage generally provides faster transfer rates and immediate access to data, which are advantages in some applications but at a higher cost than removable media. As a result, typical commercial installations include a combination of removable and fixed storage configurations.

     In addition to organization-wide or department-level storage solutions, there are many removable storage formats that meet the diverse individual personal storage needs for both consumer and business applications. Personal storage solutions generally encompass recordable CDs, DVDs, USB flash drives, flash cards and removable or portable hard drives. Criteria for personal storage applications include many of the factors cited for commercial applications as well as availability of products in preferred retail channels and brand preferences.
Business Segments
     We operate in two markets; selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets and selling consumer electronic products and accessories. We completed the Memcorp acquisition and entered into the consumer electronics market during the third quarter of 2007. Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronics are sold through our new Electronic Products (EP) segment. The EP segment is currently focused primarily in North America and primarily under the Memorex brand name.
Data Storage Media
     The Data Storage Media segment is organized, managed and reported, internally and externally, differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines except for consumer electronic products which are sold through our EP segment.
     The Americas segment, our largest segment by revenue, includes North America, South America and the Caribbean. The United States represents the largest current market for our products. It has a great variety and sophistication of distribution channels from value-added resellers, OEMs, retail outlets, mass merchants and on-line resellers. The countries of South America and the Caribbean represent potential growth markets with increasing penetration of IT in the commercial and consumer markets.
     Europe is our second largest segment by revenue and incorporates our business results in most of the Middle East and Africa. Europe also includes most of the GDM revenue. Western Europe exhibits traits similar to North America in terms of overall breadth of products, high penetration of end user markets and breadth and sophistication of distribution channels. Emerging markets in Eastern Europe and the Middle East represent potential growth markets for our products as IT end user and consumer markets grow.
     Asia Pacific (APAC) is our largest segment in terms of geographic area covered and populations served. It also has the widest diversity of languages, cultures and currencies of any of our segments, though it is the smallest segment in terms of revenue. Japan is the single largest market in APAC and is similar to North America and Western Europe in terms of overall penetration of IT into the market, though distribution channels are less diverse than those in other regions. The largest growth potential in this segment exists in emerging markets, particularly in China and India.
Electronic Products
     The Electronic Products segment provides sourcing and marketing capability for consumer electronic products which we did not previously offer. The segment product portfolio includes TVs and digital displays, including flat-panel LCDs and digital picture frames, IPod™ accessories, clock-radios, MP3 players, home theater video, portable and fashion DVD players, karaoke systems and office products such as voice recorders. This segment includes a brand licensing agreement with MTV Networks, a division of Viacom International, to design and distribute consumer electronic items under certain Nickelodeon character-based properties and the NPower brands. This segment is currently focused primarily in North America and primarily under the Memorex brand name. This segment also has some degree of seasonality with its focus on consumer channels.

     The chart below breaks out our 2007 revenue by segment:
2007 Revenue by Segment
     See Note 17 to the Consolidated Financial Statements for additional information regarding our business segments and geographic information.
Description of Business
Products and Application Areas
     The table below describes our revenue by product category. Optical products consist of recordable CDs, DVDs and advanced optical media, primarily Blu-ray. Magnetic products consist of data storage tape media, floppy diskettes and audio and video tape products. Flash products consist of USB flash drives and flash cards. Electronic products consist of consumer electronic products sold by the recently acquired Memcorp business. Accessories and other include CD and DVD labeling products, storage cases and cleaning products as well as products and services not otherwise classified.

	Years Ended December 31,
	2007		2006		2005
		% of		% of		% of
(Dollars in millions)	Revenue	Total	Revenue	Total	Revenue	Total
Optical	$954.2	46.3%	$680.3	42.9%	$450.7	35.8%
Magnetic	703.9	34.1%	660.8	41.7%	700.5	55.7%
Flash	157.1	7.6%	146.6	9.3%	57.8	4.6%
Electronic products	118.1	5.7%	—	—	—	—
Accessories & other	128.7	6.3%	97.0	6.1%	49.1	3.9%

Total	$2,062.0		$1,584.7		$1,258.1

     Personal storage products, whether for business or consumer applications, are addressed by our broad range of media across magnetic, optical, solid state USB flash drives and hard disk platforms. Storage capacities on more established products range from 650 megabyte (MB) CD-R (recordable) and CD-RW (rewritable) optical discs to 9.4 gigabyte (GB) double sided DVD optical discs. Newer products include USB flash drives with capacities ranging from 1GB up to 8GB. The capacities for USB flash drive and hard disk continue to increase as new products are introduced. Our blue laser based optical media currently offers 15GB to 50GB of capacity. Capacity for removable hard disk drive cartridges range from 40GB to 250GB. (One GB equals one thousand MB.)
     Our tape products are used for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval, cost-effective mass storage and archival storage and are used across major application areas, including enterprise data centers, the network server environment and small-medium businesses. Capacity of our tape products ranges from less than 10GB up to 800GB per piece of media.
     Our consumer electronics portfolio includes LCD displays (flat panel televisions and digital picture frames), karaoke machines, IPod™ accessories, MP3 players, portable CD and DVD players, alarm clocks and clock-radios sold primarily under the Memorex brand name and certain character-based properties under license. The portfolio continues to evolve with consumer demand and with development of the Company’s brands.
Customers, Marketing and Distribution
     As described above, our data storage media products are used by business customers and by individual consumers and our electronic products are sold primarily to individual consumers. No one customer constituted 10 percent or more of our revenue in 2007, 2006 or 2005.
     Our products are sold through a combination of distributors, wholesalers, value-added resellers, OEMs and retail outlets including a growing on-line presence through a variety of channels. Worldwide, approximately 49 percent of our 2007 revenue came from distributors, 44 percent came from the retail channel and 7 percent came from OEMs. We maintain a company sales force of approximately 250 representatives to generate sales of our products around the world. We have 33 sales offices worldwide, with three in the United States and 30 internationally.
     We work with OEMs that develop or market tape drives, tape libraries, tape automation systems and servers with storage subsystems for differing customer applications. OEMs include Sun StorageTek, IBM, HP and Tandberg. We are the sole source of supply for certain tape cartridges for use with Sun StorageTek, IBM and Tandberg drives used in the high-end data center. The development of future tape formats with key OEMs is an important element in our ability to successfully compete in the tape market and the loss of such a relationship could have a material adverse effect on our business.
     In 2007, we hired a Chief Marketing Officer with considerable consumer packaged goods experience (See Executive Officers of the Registrant, below) to enhance and build our brand management capabilities as we expand the brand portfolio. We are in the process of building a brand and marketing management organization, comprised of individuals from both within and outside of Imation as well as acquired businesses, combining industry experience and consumer marketing expertise.
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
     Our primary competitors in the removable data storage market include FUJIFILM Corporation; Hitachi Maxell, Ltd.; PNY Technologies, Inc.; SanDisk Corporation; Sony Corporation and Verbatim Corporation. In addition, we have various agreements with several of these and other companies such that it is possible to be, at various times, a competitor of, a supplier to and a customer of those companies. While these companies compete in the removable media market, most of them generally do not report financial results for these business lines on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate that in 2006, the latest period for which data is available, we held a leading market share in magnetic and optical products with more than one-third of the market. We held a much smaller market share in flash and removable hard disk products.
     Our competitors in the consumer electronics market are numerous manufacturers and brands, including Polaroid, Visio, Magnavox, Westinghouse, some of which are much larger than Imation. Our total of the U.S. consumer electronics market share is currently less than one percent.
Manufacturing
     We conduct coating operations for the manufacture of magnetic data storage tape products at our facilities in Camarillo, California and Weatherford, Oklahoma, both of which are certified to ISO 9001:2000 quality standards. Our Camarillo, California facility is also certified to 14001:2004 environmental management system standard. Our Weatherford, Oklahoma plant location has a state-of-the-art magnetic tape coating capability that began operation in the second half of 2004 and is now fully operational. In 2007, we announced our intention to exit our Wahpeton, North Dakota facility and either end or outsource the manufacturing activities occurring there by mid-2009. Those activities include conversion of coated tape into finished cartridges and manufacture of plastic components. We do not manufacture optical media, removable hard disk, USB flash drive products or consumer electronic products or storage accessories as they are currently sourced from manufacturing plants outside the United States.
     To manufacture magnetic tape media, a thin film material is precisely and uniformly coated with a magnetic dispersion solution. The coating of high quality magnetic tape media requires exacting manufacturing process steps with precise physical, electrical and chemical tolerances as well as significant technical expertise in several areas including coating processes, servo-writing and magnetic and material science. To meet the market requirements for future advanced tape media products with higher data transfer rates, greater data density, and faster tape speeds, we must be capable of coating thinner substrates with smaller particle sizes and increased uniformity, surface smoothness and bit and track density.
Raw Materials and Other Purchased Products
     The principal raw materials we use for the manufacture of removable data storage media products include plastic resins, polyester films, magnetic pigments, specialty chemicals and solvents. We make significant purchases of these and other materials and components for use in our manufacturing operations from domestic and foreign sources. There are two sources of supply for the base film, one of which supplies the newer, more advanced base film, and there are two sources for the metal particulate (MP) pigments on which the industry relies for use in the manufacture of higher capacity magnetic data storage cartridges. If supply was disrupted or prices significantly increased for any of these key materials, our business and the business of our competitors could be negatively impacted. We also rely on certain partners as sole suppliers for components and raw materials used in our manufacturing processes. The loss of these certain suppliers could have a material adverse impact on the business. Except as noted above, we are not overly dependent on any single supplier of raw materials.
     In conjunction with our acquisition of the TDK Recording Media business we also entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement), to purchase Imation’s requirements of removable recording media products and accessory products for resale under the TDK Life on Record brand name to the extent TDK can supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK Life on Record brand name during the term of the trademark license agreements, which will continue unless terminated by TDK no earlier than 26 years. The Supply Agreement will continue for the greater of five years or for so long as TDK manufactures any of the products.
     We also make significant purchases of finished and semi-finished products, including optical and USB flash drives, certain finished tape and tape cartridges and electronic products, primarily from Asian suppliers. We view the sourcing and distribution of finished goods products as a critical success factor for those products we do not manufacture. Therefore, we seek to establish and maintain strategic sourcing relationships with several key suppliers.
Research and Development
     Development and timely introduction of new data storage media products are important to our future success. We maintain an advanced research facility and invest resources in researching and developing potential new products and improving existing products. We invest in research, development and capital equipment in order to remain competitive and successfully develop, manufacture and source media that meets market requirements. We also invest, through third party industrial designers, in design and feature enhancements for our external and removable hard drive and consumer electronic products. We are also engaged in certain research programs that do not yet have specific commercialized products in the market, both on our own and in collaboration with other organizations. Our research and development (R&D) expense was $38.2 million, $50.0 million and $51.3 million for 2007, 2006 and 2005, respectively. The decrease in our 2007 R&D expense was due to an alignment of our resources with our strategic direction. In 2007, research and development spending focused on the development of high density MP tape cartridges such as the LTO Ultrium and the Sun StorageTek T10000, advanced tape coating processes not yet commercialized, servo-writing and products containing hard disk drives.
Intellectual Property
     We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products. We register our patents and trademarks in the U.S. and in a number of other countries where we do business. U.S. patents are currently granted for a term of twenty years from the date a patent application is filed. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. Pursuant to Trademark License Agreements between TDK and Imation and its affiliates, TDK granted Imation and its affiliates a long-

term exclusive license to use the TDK Life on Record brand for current and future recordable magnetic, optical, flash media and accessory products globally. That right is revocable by TDK in the year 2032, with a one year wind down.
     During 2007, we were awarded 32 U.S. patents relating to our data storage business and at the end of the year held over 380 patents in the United States relating to our data storage business.
Employees
     At December 31, 2007, we employed approximately 2,250 people worldwide, with approximately 1,360 employed in the United States and approximately 890 employed internationally.
Environmental Matters
     Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2007, we had environmental-related accruals totaling approximately $0.5 million and we had minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.
International Operations
     Approximately 54 percent of our total 2007 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors and relationships with OEMs throughout Europe, Asia, Latin America and Canada. The data storage market is at different levels of development and penetration in different geographic regions. As a result, growth rates will typically vary in different application areas and product categories in different parts of the world. Our EP segment did not have material operations internationally during 2007. We do not manufacture outside the United States. See Note 17 to the Consolidated Financial Statements for financial information by geographic region.
     As discussed under “Risk Factors” in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Executive Officers of the Registrant
     Information regarding our executive officers as of February 29, 2008 is set forth below.
     Frank P. Russomanno, age 60, is President, Chief Executive Officer and a member of our Board of Directors. He became President and Chief Executive Officer in April 2007, was acting Chief Executive Officer, Chief Operating Officer and President from November 2006 to April 2007 and was Chief Operating Officer from November 2003 to November 2006. He joined Imation at spin-off in July 1996. Prior to assuming his current responsibilities, he held various leadership positions with Imation, including, Corporate Sales and Marketing Director, President of Data Storage and Information Management and General Manager of Advanced Imaging Technologies. Prior to joining Imation, he held multiple sales and marketing positions with 3M Company, including European Business Director.
     Bradley D. Allen, age 57, is Vice President, Investor Relations, a position he has held since spin-off. From October 1994 to May 1996, he held the senior investor relations position at Cray Research, which was acquired by Silicon Graphics in 1996. Prior to Cray Research, he led the investor relations function at Digital Equipment Corporation.
     Jacqueline A. Chase, age 54, is Vice President, Human Resources, a position she has held since October 1998. Prior to assuming her current responsibilities, she was Director of Human Resources. She has been with Imation since spin-off. From 1991 to 1996, she held the position of Senior Counsel in 3M Company’s legal department. Prior to joining 3M Company, she was an associate attorney at the law firm of Oppenheimer, Wolff and Donnelly.

     James C. Ellis, age 50, is Vice President, Strategy and M&A, a position he has held since August 2007. He has been with Imation since spin-off. Prior to assuming his current responsibilities, he had various leadership positions within Imation, including Vice President, Strategic Growth Programs, Vice President of Global Product Strategy, General Manager New Business Ventures, Director of Strategic Marketing, and Enterprise Storage Manager. Prior to joining Imation, he held various business and technical positions with 3M Company.
     Peter A. Koehn, age 47, is Vice President, Global Operations, a position he has held since August 2007. Prior to assuming his current responsibilities, he was Vice President and Corporate Controller. He joined Imation in 2000 as Division Controller for Data Storage and Information Management and was named Corporate Controller in 2004 and Vice President in 2005.
     Dr. Subodh Kulkarni, age 43, is Vice President, Global Commercial Business, R&D and Manufacturing, a position he has held since August 2007. He has been with Imation since spin-off. Prior to assuming his current responsibilities, he was appointed Vice President, R&D and Manufacturing in October 2006. He was appointed Vice President of R&D in March 2006, Executive Director of R&D in 2004 and has held various positions leading the R&D organization.
     Stephen F. Moss, age 51, is Vice President and Chief Marketing Officer, a position he has held since joining Imation in May 2007. Prior to that he worked as a business, brand licensing and marketing strategy consultant at Stellus Consulting LLC and his own independent consulting practice from December 2003 to November 2006. Mr. Moss has also held executive marketing positions at several multinational companies. From October 1999 to July 2003, he was Vice President and CMO at Ice Cream Partners, USA, a joint venture between The Pillsbury Co. and Nestle, which was purchased by Nestle in 2001. From January 1995 to October 1999 he was Vice President, Strategy and Brand Development and Marketing at The Pillsbury Co., managing global brand development strategy for Green Giant, Haagen-Dazs, and Old El Paso brands.
     Scott J. Robinson, age 41, was appointed Corporate Controller and Chief Accounting Officer in August 2007. He joined Imation in March 2004 and held the position of Chief Accountant until taking his current position. Prior to joining Imation, he was at Deluxe Corporation, where he held the position of Assistant Corporate Controller from August 2002 to March 2004 and held the position of Director of Internal Audit from June 1999 to August 2002.
     John L. Sullivan, age 53, is Senior Vice President, General Counsel and Corporate Secretary, a position he has held since joining Imation in August 1998. He joined Imation from Silicon Graphics, where he most recently was Vice President, General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.
     Paul R. Zeller, age 47, is Vice President and Chief Financial Officer, a position he has held since August 2004. He has been with Imation since spin-off and held the position of Corporate Controller from May 1998 until taking his current position. Prior to joining Imation, he held several accounting management positions with 3M Company.
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
Item 1A. Risk Factors.
     Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
     If we do not achieve the expected benefit from TDK Recording Media, Memcorp and other potential future acquisitions, our financial results may be negatively impacted. In July 2007, we acquired substantially all of the assets of TDK’s business relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products being sold under the TDK Life on Record brand name. In July 2007, we also acquired certain assets of Memcorp relating to the sourcing and sale of consumer electronic products, principally sold under the Memorex brand name. Any acquisition involves numerous risks, including, among others, difficulties in assimilating operations and products, diversion of management’s attention from other business concerns, potential loss of our key employees and those of acquired businesses, potential exposure to unknown liabilities and possible loss of our clients and customers and those of acquired businesses. One or more of these factors could negatively impact our financial condition and future results of operations. We may not be able to realize the expected business opportunities and cost savings if we do not successfully integrate these businesses. Combining certain operations of our Company, the TDK Recording Media business and the Memcorp business has and will require significant effort and expense. Personnel have left and may continue to leave or be terminated because of the acquisitions. Our management may have its attention diverted as it continues to combine certain operations of the companies. If these factors limit our ability to combine the operations successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisitions, may not be met. If such difficulties are encountered or such synergies or cost savings are not realized, it could have a material effect on our business, financial condition and results of operations.
     As to future acquisitions, we cannot predict whether suitable acquisition candidates will be identified and acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenue or earnings to any material extent. Acquisitions typically result in the incurrence of contingent liabilities or debt, or additional amortization expense related to acquired intangible assets, and one or more of these factors could adversely affect our business, results of operations and financial condition.
     If we do not successfully manage the Memorex brand, our financial results may be negatively impacted. In April 2006, we acquired substantially all of the assets of Memorex relating to the design, development, sourcing, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. Our success with the Memorex branded products is dependent on several factors. Theses factors include our ability to successfully manage the brand to maintain its strong recognition and presence in the United States; grow its recognition and presence in other areas of the world and to maintain and grow our retail channel penetration, especially in optical products. Our success is dependent on a number of factors including our ability to develop effective sales and marketing programs that enhance the strength of the Memorex brand and ability to increase retail channel penetration with leading-edge product innovation and increased product offerings. If demand and growth rates fall substantially below expected levels, our market share declines significantly or our sales and marketing programs are not effective, our results could be negatively impacted.
     If we do not successfully manage our multiple brands on a global basis, it could have a material impact on our financial results. One element of our Company’s profitable growth strategy has been to acquire and successfully manage a balanced portfolio of strong commercial and consumer brands focused on data storage and consumer electronic products. Our financial success is dependent on management of our brand portfolio, which can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract customers. Further, our financial results could be impacted if one of our leading brands suffers a substantial impediment to its reputation due to real or perceived quality issues.
     Our financial success depends in part on our ability to grow our business in the consumer electronics market. One element of our growth strategy is the development of a portfolio of consumer video, audio and home electronic products. This is a new strategic segment where we have had limited sales and marketing experience. Our financial success is dependent on successfully increasing our brand portfolio and product offerings to profitably grow market share in the U.S. and worldwide. If we are not successful in expanding our product portfolio, creating brand awareness and developing new customers our financial results could be impacted.

     If we do not achieve the expected benefits from our joint venture with MBI as well as other strategic relationships, our financial results may be negatively impacted. In 2003, we entered into a series of agreements with MBI that established MBI as a significant, non-exclusive source for our optical media products and created GDM as a joint venture sales and distribution company for optical media products. We hold a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder of this subsidiary, we consolidate the results of GDM in our financial statements. Our current outlook is dependent, among other things, upon our ability to achieve the expected benefits from this relationship. We have also entered into other strategic relationships and distribution agreements over the past several years with IBM, HP, Sun StorageTek, Tandberg and others, where we are the exclusive distributor on a global or regional basis. If we do not perform at levels expected with these relationships, our volumes and growth prospects may not be realized which could have a material adverse effect on our business, financial condition and results of operations.
     If we do not successfully implement our global manufacturing strategy for magnetic data storage products and changes to the Research and Development organization and realize the benefits expected from the restructuring, our financial results may be affected. In 2007, we announced a strategy focused on transforming Imation to a brand and product management company. This transformation included a cost reduction restructuring program in our manufacturing and R&D organizations to align our resources with our strategic direction. We may not be able to realize the expected benefits and cost savings if we do not successfully consolidate or outsource magnetic tape cartridge converting operations that are spread among three plants. We also need to align the R&D organization to focus on future advanced magnetic tape formats. Combining certain operations of our Company has required significant effort and expense. Personnel have left and may continue to leave or be terminated because of the restructuring. Our management may have its attention diverted as it continues to combine and outsource certain activities of the manufacturing and R&D organizations. If these factors limit our ability to restructure the operations successfully or on a timely basis, our expectations of future results of operations, including certain cost savings expected to result from the restructuring may not be met. If such difficulties are encountered or such cost savings are not realized, it could have a material adverse effect on our business, financial condition and results of operations.
     We must make strategic decisions from time to time as to the products and technologies in which we invest and if we choose the wrong product or technology, our financial results could be adversely impacted. Our operating results are dependent upon our ability to successfully develop, manufacture, source and market innovative new products and services. New product and technology innovations may require a substantial investment before we can determine their commercial viability.
     Unfavorable economic conditions could negatively affect our revenues and profitability. Our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to fail to meet contractual terms or their payment obligations and product areas such as consumer electronics may be significantly affected. Such failures may impact our cash flow and ability to repay our indebtedness. A decline in economic conditions may also diminish consumer demand for our products, which would have a material adverse effect on our business.
     Because of the rapid technology changes in our industry, we may not be able to compete if we cannot quickly develop, source and introduce differentiating and innovative products. We operate in a highly competitive environment against competitors who are both larger and smaller than us in terms of resources and market share. Our industry is characterized by rapid technological change and new product introductions. In these highly competitive and changing markets, our success will depend to a significant extent on our ability to continue to develop and introduce differentiated and innovative products and services cost-effectively and on a timely basis. The success of our offerings is dependent on several factors including our differentiation from competitive offerings, timing of new product introductions, effectiveness of marketing programs and maintaining low manufacturing, sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, react to the actions of competitors or react to the pace and direction of technology changes.
     Since price competition is a common factor in both the removable data storage media and consumer electronics markets, we risk reducing profitability if we cannot reduce costs and manage inventory in line with price declines. We expect price pressures across our portfolio of products, but it cannot be easily predicted since it can vary in intensity by specific product and region and can fluctuate from quarter to quarter. Our financial results in any quarter can be impacted by the intensity of price pressure and the amount of impacted revenue relative to our overall revenue mix. We cannot provide assurance that we will successfully anticipate and react to price declines or successfully implement cost reduction strategies in manufacturing or sourcing.
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
     Our financial success depends upon our ability to manufacture, source and deliver products to our customers at acceptable quality, volume and cost levels. Our success depends on our ability to source, manufacture and deliver products to our customers at acceptable quality, volume and cost levels. The manufacture of our products involves complex and precise processes requiring production in highly controlled and clean environments. If we do not manage these processes effectively, changes could significantly hurt our ability to meet our customers’ product volume and quality needs at acceptable costs. Even within a clean room environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. Further, existing manufacturing techniques may not achieve our volume and cost targets. In these cases, there can be no assurance that we will be able to develop new manufacturing processes and techniques to achieve these targets. For sourced products, we must be able to obtain quality products at a price that will allow us to sell the products at an acceptable gross margin. To the extent we cannot control costs or price erosion is greater than expected, our financial results may be negatively impacted.
     If we cannot obtain finished products, raw materials or critical components at projected costs, we may not be able to maintain expected levels of profitability. We make significant purchases of finished products, raw materials, critical components and energy from many domestic and foreign sources. No assurances can be given that acceptable cost levels will continue in the future. In addition, some critical raw materials and key components have a limited number of suppliers. If we cannot obtain those raw materials or critical components from the suppliers, we will not be able to produce certain of our products. In the global consumer electronics market, flat panel displays are in high demand and if our vendors fail to supply us with products we may not meet the demands of our customers and revenue could decline.
     A material change in customer relationships or in customer demand for products could have a significant impact on our business. We are transforming the Company into a brand and product management organization and increasing our reliance on retail trade customers. Our success is dependent on our ability to successfully offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreements with key customers based on our trade terms and principles. In addition, our business would be negatively impacted if key customers were to significantly reduce the range or inventory level of our products.
     Our financial results may be affected by the political climate and laws in the countries in which we do business and by fluctuations in world financial markets. Our products are sold in approximately 100 countries and over half our revenue comes from sales outside the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. In addition, our business and financial results are affected by fluctuations in world financial markets, including foreign currency exchange rates.
     Our success depends in part on our ability to obtain and protect our intellectual property rights, including the TDK Life on Record and Memorex brands, and to defend ourselves against intellectual property infringement claims of others, including the Philips patent cross-

license. Claims may arise from time to time alleging that we infringe on the intellectual property rights of others. If we are not successful in defending ourselves against those claims, we could incur substantial costs in implementing remediation actions, such as redesigning our products or processes, paying for license rights or paying to settle disputes. The related costs or the disruption to our operations could have a material adverse effect on us. See Item 3. Legal Proceedings for a description of our dispute with Philips.
     In addition, we utilize valuable non-patented technical know-how and trade secrets in our product development and manufacturing operations. There can be no assurance that confidentiality agreements and other measures we utilize to protect such proprietary information will be effective, that these agreements will not be breached or that our competitors will not acquire the information as a result of or through independent development. We enforce our intellectual property rights against others who infringe those rights.
     If we are unable to attract and retain employees and key talent, we may incur a material adverse impact on our business and financial results. We operate in a highly competitive market for employees with specialized skill, experience and industry knowledge. No assurance can be given that we will be able to attract and retain employees and key talent.
     Significant litigation matters could result in large costs and distraction to our business. We are subject to various pending or threatened legal actions, including the Philips and SanDisk disputes, in the ordinary course of our business. Litigation is always subject to many uncertainties and outcomes that are not predictable. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation. In addition, our management may have its attention diverted as it continues to defend against litigated matters. See Item 3. Legal Proceedings for a description of our disputes with Philips and SanDisk.
     An impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth. Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all of the assets and liabilities of the reporting unit, including goodwill, to determine if goodwill is impaired. If the fair value of goodwill is less than its carrying amount, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model and then compared to the market capitalization of the Company. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables and other factors.
     As of December 31, 2007, we had $55.5 million of goodwill which reflects the impact of a $94.1 million impairment charge. Accounting standards require consideration of current market capitalization when completing the annual goodwill impairment assessment. At stock price levels during the fourth quarter, the Company’s total book value was above its market capitalization, indicating the presence of a potential goodwill impairment which was analyzed and recorded. While the fair value of our remaining goodwill exceeds its carrying value, materially different assumptions regarding future performance of our businesses or significant declines in our stock price could result in additional impairment losses.
     We also evaluate other assets on our balance sheet, including intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs.
     As of December 31, 2007, we had $371.0 million of definite-lived intangible assets subject to amortization and $205.9 million of other long-term assets. While we currently believe that the fair value of these assets exceed their carrying value, materially different assumptions regarding future performance of our businesses could result in significant impairment losses.

     Our stock price may be subject to significant volatility due to our own results or market trends. If revenue, earnings or cash flows in any quarter fail to meet the investment community’s expectations, there could be an immediate negative impact on our stock price. Our stock price may also be affected by broader market trends and world events unrelated to our performance.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
     Our worldwide headquarters is located in Oakdale, Minnesota. Our major facilities, and the functions at such facilities, are listed below for each reporting segment. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs.

Facility	Function
Electronic Products
Kowloon, Hong Kong (leased)	Administrative
Weston, Florida (leased)	Sales/Administrative/Distribution Center

Data Storage Media
Americas
Anaheim, California (owned)	Distribution Center
Bogota, Columbia (leased)	Sales/Administrative
Buenas Aires, Argentina (leased)	Sales/Administrative
Camarillo, California (owned/leased)*	Magnetic tape manufacturing
Cerritos, California (leased)	Sales/Administrative
Lima, Peru (leased)	Sales/Administrative
London, Ontario, Canada (owned)	Sales/Administrative
Mexico City, Mexico (leased)	Sales/Administrative
Panama City, Panama (leased)	Sales/Administrative
Oakdale, Minnesota (owned)	Sales/Administrative/Laboratory facility
Santiago, Chile (owned)	Sales/Administrative
Sao Paulo, Brazil (leased)	Sales/Administrative
Southaven, Mississippi (leased)	Distribution Center
Wahpeton, North Dakota (owned/leased)*	Magnetic tape manufacturing
Weatherford, Oklahoma (owned)	Magnetic tape manufacturing

Europe
Bracknell, United Kingdom (leased)	Sales/Administrative
Cergy, France (leased)	Sales/Administrative
Dubai, United Arab Emirates (leased)	Sales/Administrative
Langendorf, Switerland (leased)	Sales/Administrative
Madrid, Spain (leased)	Sales/Administrative
Milan, Italy (leased)	Sales/Administrative
Neuss, Germany (leased)	Sales/Administrative
Paris, France (leased)	Sales/Administrative
Ratingen, Germany (leased)	Sales/Administrative
Schiphol-rijk, Netherlands (leased)	Sales/Administrative/European regional headquarters
Segrate, Italy (leased)	Sales/Administrative

Asia Pacific
Baulkham Hills, Australia (leased)	Sales/Administrative
Beijing, China (leased)	Sales/Administrative
Guangzhou, China (leased)	Sales/Administrative
New Delhi, India (leased)	Sales/Administrative
North Point, Hong Kong (leased)	Sales/Administrative/Asia-Pacific regional headquarters
Seoul, Korea (leased)	Sales/Administrative
Shanghai, China (leased)	Sales/Administrative
Singapore (leased)	Sales/Administrative
Taipei, Taiwan (leased)	Sales/Administrative
Tokyo, Japan (two leased locations)	Sales/Administrative

*	In December 2003, we sold one of the buildings at our Camarillo, California facility and are leasing a portion of the building. In 2002, we sold one of the buildings at our Wahpeton, North Dakota facility and are leasing the building.

Item 3. Legal Proceedings.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2007, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2007 would not be material to our financial position.
Philips litigation:
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary GDM is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and MBI (Imation’s partner in GDM). Philips alleges that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringe one or more patents that are not covered by the cross-license. Philips claims damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Imation believed then and continues to believe that Philips’ claims are without merit.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M Company to Imation. Philips did not contest Imation’s Motion and on November 26, 2007, the parties filed a stipulation affirming that the cross-license was validly assigned to Imation. Discovery is ongoing and all remaining issues continue to be in dispute. The court has currently scheduled trial of the matter for mid-2009.
SanDisk litigation:
     On July 11, 2007, SanDisk Corporation filed a patent infringement action in U.S. District Court, Northern District of California, against Imation and its subsidiary, Memorex Products, Inc. This action alleged that we have infringed a patent held by SanDisk (U.S. Patent 5,602,987) by offering and selling USB flash drives. On September 6, 2007, SanDisk voluntarily withdrew its lawsuit without prejudice.
     On October 24, 2007, SanDisk Corporation filed another patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringe these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.

     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States. On January 9, 2008, Imation filed its response to the complaint.
     Because some of our suppliers are already licensed by SanDisk and we are indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) — (b)
     As of February 22, 2008, there were 37,769,588 shares of our common stock, $0.01 par value (common stock), outstanding held by approximately 24,850 shareholders of record. Our common stock is listed on the New York and Chicago Stock Exchanges under the symbol of IMN. The Board of Directors declared a dividend of $0.14 per share of common stock in February 2007 and dividends of $0.16 per share of common stock in May, August and November 2007, as well as a dividend of $0.12 per share of common stock in February 2006 and dividends of $0.14 per share of common stock in May, August and November 2006. We paid a total of $23.2 million and $18.8 million in dividends to shareholders in 2007 and 2006, respectively.
     The following table sets forth, for the periods indicated, the high and low sales prices of common stock as reported on the New York Stock Exchange.

	2007 Sales Prices		2006 Sales Prices
	High	Low	High	Low
First quarter	$49.20	$38.96	$50.93	$41.97
Second quarter	$41.95	$35.69	$48.24	$37.11
Third quarter	$37.89	$23.71	$44.34	$37.60
Fourth quarter	$27.95	$18.96	$47.99	$39.60

(c) Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased as	of Shares that May
	Total Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
October 1, 2007 — October 31, 2007	518,900	$24.55	518,900	1,942,099
November 1, 2007 — November 30, 2007	420,093	$20.14	419,700	1,522,399
December 1, 2007 — December 31, 2007	338,800	$21.98	338,800	1,183,599

Total	1,277,793	$22.42	1,277,400	1,183,599

(a)	The purchases in this column include shares repurchased as part of our publicly announced program and in addition include 393 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced program and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to 5.0 million shares of our common stock.

(d)	On April 17, 2007, our Board of Directors authorized the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. During 2007, 2006 and 2005, we repurchased 3.8 million shares, 0.9 million shares and 0.5 million shares, respectively. As of December 31, 2007, we had repurchased 3.8 million shares under the latest authorization and held, in total, 4.5 million shares of treasury stock acquired at an average price of $25.27 per share. Authorization for repurchases of an additional 1.2 million shares remains outstanding as of December 31, 2007. On January 28, 2008, the Board of Directors authorized a share repurchase program increasing total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization.

Item 6. Selected Financial Data.*

(Dollars in millions, except per share data)	2007	2006	2005	2004	2003
Statement of Operations Data:
Net revenue	$2,062.0	$1,584.7	$1,258.1	$1,173.7	$1,110.6
Gross profit	355.9	344.1	302.1	287.8	320.6
Selling, general and administrative	223.3	174.0	146.3	161.5	163.9
Research and development	38.2	50.0	51.3	56.5	56.4
Goodwill impairment	94.1	—	—	—	—
Litigation	—	—	—	—	(1.0)
Restructuring and other	33.3	11.9	1.2	25.2	(0.7)
Gain on sale of Color Proofing and Color Software business	—	—	—	—	(11.1)
Loan impairment	—	—	—	—	4.6
Operating (loss) income	(33.0)	108.2	103.3	44.6	108.5
(Loss) income from continuing operations	(34.6)	75.2	81.8	36.5	74.9
Net (loss) income	(50.4)	76.4	87.9	29.9	82.0
(Loss) earnings per common share from continuing operations:
Basic	(1.36)	2.17	2.41	1.04	2.11
Diluted	(1.36)	2.14	2.36	1.03	2.06
Net (loss) earnings per common share:
Basic	(1.36)	2.21	2.59	0.85	2.31
Diluted	(1.36)	2.17	2.54	0.84	2.26

Balance Sheet Data:
Working capital	$487.7	$485.3	$643.1	$510.8	$541.2
Cash and cash equivalents (1)	135.5	252.5	483.0	397.1	411.4
Inventories, net	366.1	258.0	134.9	131.3	159.4
Property, plant and equipment, net	171.5	178.0	195.0	214.4	226.5
Total assets	1,751.0	1,382.9	1,146.2	1,110.6	1,172.8
Long-term debt	21.3	—	—	—	—
Total liabilities	697.2	436.6	290.9	323.8	352.5
Total shareholders’ equity	1,053.8	946.3	855.3	786.8	820.3

Other Information:
Current ratio	1.8	2.2	3.6	2.9	2.8
Days sales outstanding (2)	64	56	46	45	46
Days of inventory supply (2)	65	72	56	53	71
Return on average assets (3)	N/M	5.9%	7.2%	3.2%	6.5%
Return on average equity (3)	N/M	8.3%	10.0%	4.5%	9.6%
Dividends per common share	$0.62	$0.54	$0.46	$0.38	$0.24
Capital expenditures	$14.5	$16.0	$21.6	$35.8	$75.1
Number of employees	2,250	2,070	2,100	2,550	2,800

*	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the financial information presented in this table.

N/M — Not meaningful.

(1)	We invested certain funds in active cash management and classified those investments in other current assets or other assets depending on remaining maturity. These amounts represented $24.6 million, $42.5 million and $13.4 million as of December 31, 2005, 2004 and 2003, respectively, in addition to cash and equivalents. These investments have since matured, which resulted in no active cash management investment balance for the years ended December 31, 2007 and 2006.

(2)	These operational measures, which we regularly use, are provided to assist in the investor’s further understanding of our operations. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that are reflected in the net accounts receivable balance. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days.

(3)	Return percentages are calculated using income from continuing operations. Our 2007 loss from continuing operations resulted in return percentages that are not meaningful.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.
Overview
     Imation is a leading provider of removable data storage media products designed to help our customers capture, create, protect, preserve and retrieve valuable digital assets. Our data storage products are sold in approximately 100 countries to commercial organizations and individual consumers. Our commercial customers range from managers of large data centers to distributed network administrators to small business owners who rely on our tape cartridges for data processing, security, business continuity, backup and archiving applications. Our commercial and consumer customers rely on our recordable optical discs, USB flash drives, flash cards, removable hard drives and audio and video tape to store, edit and manage data, photos, video, images and music. We also sell a range of consumer video, audio and home electronic products through retailers in North America.
     The data storage market presents attractive growth opportunities as well as challenges. Demand for removable data storage capacity is growing rapidly. New formats deliver greater capacity in a single piece of storage media, which results in overall revenue growth being lower than the overall growth in demand for storage capacity. The market is highly competitive, may be subject to consolidation and is characterized by continuing changes in technology, ongoing variable price erosion, diverse distribution channels and a large variety of brands and formats for tape, optical, flash and removable hard disk products. In 2007, we entered into the consumer electronics market with our Electronic Products segment. The consumer electronics and accessories markets provide growth opportunities to extend our various brands across multiple product categories.
     We deliver a broad portfolio of products across multiple brands through diverse distribution channels and geographies. We manufacture the majority of our magnetic tape products and source the majority of our other products. Success in the market is dependent on several factors, including being early to market with new formats and products; having efficient manufacturing, sourcing, logistics and supply chain operations; working closely with leading OEMs to develop new formats or enhancements to existing formats; offering a broad assortment of products; having broad geographic and market coverage and managing a portfolio of strong brands across diverse regions, distribution channels and product categories.
     Our strategy, as stated in our May 22, 2007 analyst presentation, is to optimize our magnetic tape business, to grow our consumer business and to extend our brands into new areas such as audio/video consumer electronic products and accessory products. This strategy provides significant growth opportunities for us; however, the consumer markets are subject to greater volatility in pricing and are more difficult to predict than the commercial data storage tape market in which we have historically operated. Specifically to our strategy, we are optimizing our position in magnetic tape as we continue to invest in both technology and manufacturing of current and future tape formats. We are growing our consumer products portfolio across multiple brands and extending brands selectively into the audio/video consumer electronics arena.

Lastly, with our recent acquisitions and other strategic actions, we are building a portfolio of brands that we own, manage or distribute in both consumer retail and commercial markets.
     Our plan is to grow revenue organically, through distribution agreements and other strategic actions, and also through strategic mergers and acquisitions. We will do this without adding significant additional infrastructure. We continually evaluate operating expense and structure based on what is affordable under our expected business results, thus maintaining a relatively flat and efficient organizational structure. In further support of implementing an efficient operating model, we continue to implement lean enterprise principles that emphasize speed, quality and competitive cost across all key functions and processes.
     We believe this strategy, over the longer term, can deliver increased gross margin dollars and operating profit growth on increased revenue as well as a return on capital employed above our weighted average cost of capital.
Factors Affecting Comparability of our Financial Results
Acquisitions
•	On July 31, 2007, we acquired the TDK Recording Media business.

•	On July 9, 2007, we acquired the Memcorp business.

•	On April 28, 2006, we acquired the Memorex business.
     Operating results of the TDK Recording Media, Memcorp and Memorex businesses are included in our consolidated results of operations from their respective dates of acquisition. See Note 3 to the Consolidated Financial Statements for further information.
Accounting for Uncertainty in Income Taxes
     Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN 48, we recognized a cumulative effect benefit of approximately $2.5 million which is accounted for as an increase to the January 1, 2007 balance of retained earnings. See Notes 2 and 10 to the Consolidated Financial Statements for further information.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. Prior to our January 1, 2006 adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized for time-based stock options granted prior to January 1, 2006, as options granted had no intrinsic value at the time of grant. See Note 13 to the Consolidated Financial Statements for further information.
Executive Summary
2007 Highlights
•	We completed acquisitions of the TDK Recording Media and the Memcorp businesses in the third quarter of 2007. The integration of our acquisitions is on track and they are contributing positively to our results.

•	We entered into several strategic relationships that enable us to continue exploring new market opportunities where we can participate and use the strength of our global footprint as well as our channel experience.

2007 Consolidated Results of Operations
•	Revenue of $2,062.0 million in 2007 was up 30.1 percent compared with revenue of $1,584.7 million in 2006, due primarily to the acquisitions of the TDK Recording Media and Memcorp businesses which closed in the third quarter of 2007 and incremental revenue from the Memorex acquisition which closed in the second quarter of 2006.

•	Gross margin of 17.3 percent in 2007 was down from 21.7 percent in 2006, due mainly to product mix shifts. Gross profit rose to $355.9 million in 2007 compared with $344.1 million in 2006.

•	Selling, general and administrative expense was 10.8 percent of revenue in 2007, compared with 11.0 percent in 2006.

•	Operating loss was $33.0 million in 2007, compared with operating income of $108.2 million in 2006. Operating loss in 2007 included a goodwill impairment charge of $94.1 million and restructuring and other charges of $33.3 million. Operating income in 2006 included restructuring and other charges of $11.9 million and there was no goodwill impairment charge.
2007 Cash Flow/Financial Condition
•	Cash flow from operations totaled $87.5 million in 2007, compared with $97.5 million in 2006.

•	Cash and liquid investments totaled $135.5 million at year-end.

•	We repurchased approximately 3.8 million shares of common stock in the year for $108.2 million.

•	Our Board of Directors declared dividends of $0.14 per share in February 2007, and $0.16 per share in May, August and November 2007, which represents our fifth year of paying dividends and our fourth consecutive annual dividend increase.
Results of Operations
Net Revenue

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Net revenue	$2,062.0	$1,584.7	$1,258.1	30.1%	26.0%
     Our worldwide 2007 revenue growth over 2006 was driven by volume increases of approximately 38 percent and foreign currency benefit of approximately 3 percent, partially offset by price declines of approximately 11 percent. The revenue increase in 2007 was driven by the acquisitions of the TDK Recording Media and Memcorp businesses, both of which closed in the third quarter of 2007 and incremental revenue from the Memorex acquisition which closed in the second quarter of 2006. Revenue from the TDK Recording Media and Memcorp acquisitions in 2007 was $275.1 million and $118.1 million, respectively. Incremental revenue in 2007 from the Memorex acquisition was $130.1 million.
     Our worldwide 2006 revenue growth over 2005 was driven by volume increases of approximately 35 percent, partially offset by price declines of approximately 9 percent. The foreign currency benefit was less than one percent. The revenue increase in 2006 was driven by growth in our optical and USB flash drive products, primarily due to the addition of Memorex brand revenue of $308.8 million as well as increased revenue from GDM.

Gross Profit

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Gross profit	$355.9	$344.1	$302.1	3.4%	13.9%
Gross margin	17.3%	21.7%	24.0%
     Our gross margin as a percent of revenue decreased in 2007 as compared with 2006, and was driven by changes in our product mix, negative impacts of USB flash products and declining revenue and gross margins of legacy magnetic tape products. The product mix changes were primarily due to the acquisitions of the TDK Recording Media and Memcorp businesses in the third quarter of 2007 and the acquisition of Memorex in the second quarter of 2006. These operations, which are almost entirely focused on consumer channels, have business models that sell products with lower gross margin percentages than our base magnetic tape business.
     Our gross margin as a percent of revenue decreased in 2006 as compared with 2005, and was driven by changes in our product mix. This product mix change is primarily due to the acquisition of Memorex, which has a business model that carries products with lower gross margin percentages and lower operating expense ratios. On a product by product basis, our margin percentage showed improved performance in 2006 in magnetic, optical and USB flash drive product categories when compared with 2005.
Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Selling, general and administrative	$223.3	$174.0	$146.3	28.3%	18.9%
As a percent of revenue	10.8%	11.0%	11.6%
     Our 2007 increase in SG&A expense was due to the addition of the TDK Recording Media and Memcorp business SG&A expenses and incremental Memorex SG&A expense. Additional intangible amortization associated with the TDK Recording Media and Memcorp businesses totaled approximately $5 million and incremental Memorex intangible amortization totaled approximately $4 million. The decrease in SG&A as a percentage of revenue in 2007 was due to our overall revenue growth and the benefit of restructuring actions.
     Our 2006 increase in SG&A expense was due to the addition of Memorex SG&A expense, additional intangible amortization from the Memorex acquisition of approximately $7 million and incremental stock-based compensation expense due to the adoption of SFAS 123(R) of $7.6 million, partially offset by reduced spending. As a percentage of revenue, SG&A decreased due to the overall revenue increase and our restructuring program discussed below.
Research and Development (R&D)

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Research and development	$38.2	$50.0	$51.3	-23.6%	-2.5%
As a percent of revenue	1.9%	3.2%	4.1%
     The decrease in our 2007 R&D expense was due to cost saving from restructuring activities initiated in the second quarter of 2007. Our 2006 R&D expense remained relatively flat compared with 2005.

Goodwill Impairment

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Goodwill impairment	$94.1	$—	$—	N/M	N/M

N/M — Not meaningful
     Accounting standards require consideration of current market capitalization when completing the annual goodwill impairment assessment. At stock price levels during the fourth quarter, our book value was above our market capitalization, indicating the presence of a potential goodwill impairment which was analyzed and recorded. This non-cash charge is unrelated to the performance of the recent acquisitions or management’s view of the value of its acquisitions, but rather to the market capitalization of the Company. See Notes 2 and 6 to the Consolidated Financial Statements for further information as well as the Critical Accounting Policies and Estimates section below.
Restructuring and Other
     The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
(In millions)	2007	2006	2005
Restructuring
Severance and severance related expense	$23.6	$8.6	$—
Lease termination costs	0.6	1.4	1.6
Reversal of severance and severance related
expense from prior restructuring programs	—	(0.9)	(0.4)

Total restructuring	24.2	9.1	1.2

Asset impairments	8.4	2.8	—
Pension curtailment (Note 11)	1.4	—	—
Terminated employment agreement	(0.7)	—	—

Total	$33.3	$11.9	$1.2

     In 2007, we announced a strategy focused on transforming Imation to a brand and product management company with a balanced portfolio of strong commercial and consumer brands. Consequently, we started a cost reduction restructuring program in our manufacturing, R&D, administrative and sales organizations to align our resources with our strategic direction. In 2007, we recorded net restructuring charges of $21.5 million related to our 2007 cost reduction restructuring program. This program included a reorganization of our magnetic data storage tape manufacturing operations and changes to our R&D organization to support an increasing focus on engineering and qualification of new products. We are focusing manufacturing on magnetic tape coating operations at our existing plants in Camarillo, California and Weatherford, Oklahoma, and are consolidating and outsourcing all converting operations for magnetic tape cartridges that are currently spread among three plants. We plan to discontinue our manufacturing operations at our Wahpeton, North Dakota plant, which we plan to exit by mid-2009. The R&D organization will be aligned to focus on key programs in support of future advanced magnetic tape formats and our increased growth and focus on consumer digital storage products and accessories.
     As of December 31, 2007, we estimate that a cumulative total of 835 positions will be eliminated under our cost reduction restructuring program by mid-2009, primarily in our manufacturing organization. The program is expected to result in $25 million to $30 million in annualized cost savings once the program is fully implemented, which is intended to counteract the impact of declining gross margins on tape products described above. We expect to incur a total of $35 million to $40 million in restructuring charges over two years related to this cost reduction program.
     In connection with the TDK Recording Media business acquisition we reorganized our business and recorded $2.3 million of restructuring costs related to Imation operations that were reflected in our Consolidated Statements of Operations as restructuring and other expense. An additional $9.4 million of restructuring charges was recorded as an adjustment to goodwill in accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.
     Asset impairment charges of $8.4 million were related to abandonment of certain manufacturing and R&D assets.
     In the second quarter of 2007, the Board of Directors and Mr. Henderson mutually determined that Mr. Henderson would resign as Chairman of the Board and CEO of the Company due to his continuing health issues. Costs recorded in the second quarter of 2007 associated with the terminated employment agreement totaled $3.1 million. Mr. Henderson’s passing resulted in the accounting recognition of a change in estimate resulting in the reversal of $3.8 million of expense for unvested stock awards previously awarded and other costs recorded during the second quarter which will not be incurred.
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
     In 2005, we recorded net restructuring charges of $1.2 million primarily for costs associated with the Tucson, Arizona production facility closing.
     See Note 9 to the Consolidated Financial Statements for further information regarding our various restructuring programs and other expenses.
Operating (Loss) Income

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Operating (loss) income	$(33.0)	$108.2	$103.3	-130.5%	4.7%
As a percent of revenue	-1.6%	6.8%	8.2%
     Our 2007 operating loss was attributed mainly to a non-cash goodwill impairment charge of $94.1 million and restructuring and other charges of $33.3 million noted above.
     Our 2006 increase in operating income was related to revenue growth and cost reduction efforts. Our 2006 operating income was negatively impacted by restructuring and other charges of $11.9 million, as well as incremental stock-based compensation expense of $9.7 million due to the adoption of SFAS 123(R).
Other (Income) and Expense

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005
Interest expense	$2.6	$1.0	$0.7
Interest income	(7.6)	(12.6)	(11.6)
Other expense, net	6.6	8.0	7.5

Other (income) and expense	$1.6	$(3.6)	$(3.4)
As a percent of revenue	0.1%	-0.2%	-0.3%

     Our 2007 decrease in interest income was primarily attributed to the decline in cash balances as a result of the repurchase of $108.2 million of common stock during 2007, the acquisitions of the TDK Recording Media and Memcorp businesses in the third quarter of 2007 as well as the acquisition of Memorex in the second quarter of 2006.
     Our 2006 increase in interest income was primarily attributed to interest income from higher interest rates, partially offset by the decline in cash balances due to the acquisition of Memorex. Other expense included net investment losses of $3.4 million and $2.6 million in 2006 and 2005.
Income Taxes

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005
Income taxes	$15.8	$36.6	$24.9
Effective tax rate	N/M	32.7%	23.3%

N/M — Not meaningful.
     Our 2007 income tax expense is comprised of a $4.0 million tax benefit associated with a non-cash goodwill impairment charge noted above and a $19.8 million tax charge on all other operations. See Note 10 to the Consolidated Financial Statements for further information.
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
Income from Discontinued Operations

				Percent Change
	Years Ended December 31,			2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Income from discontinued operations, net of income taxes	$—	$1.2	$6.1	-100.0%	-80.3%
     In 2006, we recorded a gain of $1.2 million in discontinued operations, net of income tax, related to the contingent consideration of $2.3 million received in full satisfaction of all future outstanding payments from Nekoosa Coated Products, LLC, including the outstanding note receivable, as a result of the sale of the Specialty Papers business in 2005 (see Note 4 to the Consolidated Financial Statements for further information). In 2005, we recorded a gain of $4.6 million, net of income tax, related to the sale of the Specialty Papers business and $1.5 million as the after-tax income from operations of the Specialty Papers business.
Segment Results
     We operate in two markets; selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets and selling consumer electronic products and accessories. We completed the Memcorp acquisition and entered into the consumer electronics market during the third quarter of 2007. Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronics are sold through our new Electronic Products (EP) segment. The EP segment is currently focused primarily in North America and primarily under the Memorex brand name. We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts.

Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense, restructuring and other expenses and a non-cash goodwill impairment charge which are not allocated to the segments. We believe this avoids distorting the operating income for the segments. See Note 17 to the Consolidated Financial Statements for further information.
     Information related to our segments was as follows:
Data Storage Media
     Americas

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Net revenue	$959.3	$838.9	577.3	14.4%	45.3%
Operating income	82.1	128.9	108.0	-36.3%	19.4%
As a percent of revenue	8.6%	15.4%	18.7%
     The Americas segment was our largest segment comprising approximately 46 percent, 53 percent and 46 percent of our total consolidated revenue in 2007, 2006 and 2005, respectively. The Americas net revenue growth of 14.4 percent in 2007 was driven mainly by the additional $57.0 million of revenue from the TDK Recording Media acquisition which closed in the third quarter of 2007 and incremental revenue of $87.2 million from the Memorex acquisition which closed in the second quarter of 2006. Memorex brand revenue was $275.1 million in 2006. The Americas net revenue growth of 45.3 percent in 2006 was driven by additional revenue from the Memorex acquisition, offset partially by declines in magnetic products.
     The decline of 2007 operating income as a percentage of revenue of our Americas segment was driven by changes in our product mix, negative impacts of USB flash products and declining gross margins of legacy products.
     The decline of 2006 operating income as a percentage of revenue was due to our anticipated product mix migration as we realized increases in revenue from optical and USB flash drive products, which carry lower gross margins than some of our magnetic products.
     Europe

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Net revenue	$655.7	$524.3	$456.2	25.1%	14.9%
Operating income	45.2	48.1	51.3	-6.0%	-6.2%
As a percent of revenue	6.9%	9.2%	11.2%
     The Europe net revenue growth of 25.1 percent in 2007 was driven mainly by additional revenue from the TDK Recording Media acquisition of $125.8 million and growth in flash media products offset partially by declines in magnetic products. The 2006 net revenue growth for our Europe segment of 14.9 percent was driven by increased sales of optical media products as we benefited from growth in GDM, as well as additional revenue from the Memorex acquisition. The Memorex acquisition contributed $32.0 million to our 2006 European segment revenue. The net revenue of our base business in the Europe segment grew approximately 8 percent in 2006.
     The decrease in 2007 operating income as a percentage of revenue for our Europe segment was due to lower gross margins of our magnetic products. The decline in 2006 operating income as a percentage of revenue for our Europe segment was due to the growth in revenue from optical media products sold by GDM, which carry lower gross margins than some of our magnetic products as well as a slight decline in overall profitability.

     Asia Pacific

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Net revenue	$328.9	$221.5	$224.6	48.5%	-1.4%
Operating income	23.5	17.1	16.1	37.4%	6.2%
As a percent of revenue	7.1%	7.7%	7.2%
     The Asia Pacific net revenue growth of 48.5 percent in 2007 was driven by the TDK Recording Media acquisition which contributed $92.3 million to our 2007 Asia Pacific segment revenue as well as increased sales of our base business products. The net revenue decline in the Asia Pacific segment in 2006 was driven by an aggressive pricing environment as well as our focus on higher margin business.
     The decrease in 2007 operating income as a percentage of revenue for our Asia Pacific segment was driven by slightly lower gross margins associated with products from the TDK Recording Media acquisition. The increase in 2006 operating income as a percentage of revenue for our Asia Pacific segment was due to controlled spending in an effort to improve operating margins as well as our focus on higher margin business.
Electronic Products

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Net revenue	$118.1	$—	$—	N/M	N/M
Operating income	5.5	—	—	N/M	N/M
As a percent of revenue	4.7%
     This is a new operating segment resulting from the Memcorp acquisition in July 2007. Our results for 2007 are based on six months of operations and are not necessarily indicative of full year results as this segment has some degree of seasonality with its focus on consumer channels. The majority of the net revenue and operating income for this segment will be in the second half of the fiscal year with a greater degree of concentration in the fourth quarter. The EP segment sells a range of consumer video, audio and home electronic products, primarily in North America and primarily under the Memorex brand name. In addition the EP segment includes a brand licensing agreement with MTV Networks, a division of Viacom International, to design and distribute consumer electronic items under certain Nickelodeon character-based properties and the NPower brands.
Corporate and Unallocated

	Years Ended December 31,			Percent Change
				2007 vs.	2006 vs.
(Dollars in millions)	2007	2006	2005	2006	2005
Operating loss	$(189.3)	$(85.9)	$(72.1)	120.4%	19.1%
     The corporate and unallocated operating amounts include research and development expense, corporate expense, stock-based compensation expense, restructuring and other expenses and a non-cash goodwill impairment charge which are not allocated to the segments. The increased operating loss in 2007 was attributed mainly to a non-cash charge of $94.1 million related to goodwill impairment. In addition, the increased operating loss in 2007 was attributable to $33.3 million of restructuring and other charges associated with our 2007 manufacturing and R&D restructuring program, which includes asset impairment charges of $8.4 million. The operating loss in 2006 included costs of $11.9 million associated with our 2006 restructuring programs, as well as incremental stock-based compensation expense of $9.7 million. The operating loss in 2005 included costs of $25.2 million associated with our 2004 restructuring programs.
Financial Position
     As of December 31, 2007, our cash and cash equivalents balance was $135.5 million, a decrease of $117.0 million compared to December 31, 2006. The decrease was primarily due to the repurchase of common stock of $108.2 million, net cash payments for the acquisitions of the TDK Recording Media and Memcorp businesses of $41.1 million and $32.7 million, respectively, and dividend payments of $23.2 million. These outflows were partially offset by operating cash flows of $87.5 million.
     Accounts receivable days sales outstanding was 64 days as of December 31, 2007, up 8 days from December 31, 2006. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. The majority of the 2007 increase was due to an increased presence in retail channels from our TDK Recording Media acquisition which carries relatively longer payment periods than the rest of our business. Days of inventory supply was 65 days as of December 31, 2007, down 7 days compared with 72 days as of December 31, 2006. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The decrease in days of inventory supply in 2007 was driven by inventories associated with the TDK Recording Media and Memcorp operations which carry lower days of inventory.
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
     Due to the decline in value of Exabyte common stock, we determined that other-than-temporary impairments in our investment in Exabyte holdings existed in 2006. Consequently, we reduced the carrying value of our Exabyte holdings by $4.2 million with a corresponding loss recorded in other expense in the Consolidated Statements of Operations. As of December 31, 2006, our Exabyte stock holdings had been fully written off.
     The Exabyte notes receivable consist of a $5.0 million note, bearing 10 percent interest beginning January 1, 2006, with interest only payments through 2007 and quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009. The notes receivable also included a $2.0 million note bearing 10 percent interest through December 15, 2006, at which time the principal amount was due.
     On November 20, 2006, Tandberg completed the acquisition of substantially all of the Exabyte assets and the Exabyte tape media distribution agreement was assigned to Tandberg. As a result of the acquisition, we restructured the Exabyte notes receivable agreement. In connection with the notes restructuring agreement, we received $1.0 million of the $2.0 million previously due December 15, 2006, and all interest accrued but not paid, on the outstanding notes receivable. Tandberg replaced the $5.0 million note with a $4.0 million note (the Note). The Note bears interest at 10 percent beginning November 20, 2007, payable quarterly with principal payments commencing on December 15, 2008 and continuing through December 15, 2010. In addition, in conjunction with the note restructuring agreement, Tandberg increased the margin we earn on distribution by two percentage points, effective January 1, 2007, until such time that we recover the forgiven principal amount on both notes totaling $2.0 million. In connection with the restructuring of our notes receivable and distribution agreements, we recorded a loss of $0.4 million during 2006, which represents lost interest income on the notes receivable. During 2007 Tandberg experienced liquidity problems and short-term funding has been provided by outside investors. The collection of the note receivable and realization of the intangible asset is dependent on the continued success of our relationship with Tandberg and the liquidity of Tandberg. At December 31, 2007, we continue to believe the recorded note is collectible. However, future events may impact this assessment.

     Intangible assets were $371.0 million as of December 31, 2007, compared with $230.2 million as of December 31, 2006. The increase in net intangible assets was attributed to identifiable intangible assets of $132.1 million arising from the TDK Recording Media acquisition and $25.1 million arising from the Memcorp acquisition.
     Accounts payable were $350.1 million as of December 31, 2007, compared with $227.3 million as of December 31, 2006. The increase in accounts payable was mainly attributed to the TDK Recording Media acquisition.
     Other current liabilities were $257.3 million as of December 31, 2007, compared with $140.6 million as of December 31, 2006. The increase in current liabilities was attributed to the liability for rebates, which increased $38.7 million due mainly to the acquisition of the TDK Recording Media business, an increase in employee separation cost liability of $21.7 million related to our restructuring activity, as well as several other increases associated with our recent acquisitions of approximately $50 million in aggregate.
Liquidity and Capital Resources
     Cash provided by operating activities was $87.5 million in 2007. The major driver was a net loss of $50.4 million offset by non-cash items totaling $154.8 million offset by working capital changes of $16.9 million. Non-cash items included a goodwill impairment charge of $94.1 million, depreciation and amortization of $46.9 million and stock-based compensation of $10.2 million. Large cash outflows in 2007 included net income tax payments of $9.6 million, restructuring payments of $13.1 million and pension funding of $5.6 million.
     Cash provided by operating activities was $97.5 million in 2006. The major driver was net income as adjusted for non-cash items totaling $139.6 million, offset by working capital changes of $42.1 million. Net income as adjusted for significant non-cash items included net income of $76.4 million adjusted for depreciation and amortization of $38.4 million, stock-based compensation of $11.0 million, deferred income taxes of $9.7 million and asset impairments of $7.2 million. Significantly higher revenue drove working capital during the year, including increases in receivables and inventories, using working capital of $37.6 million and $49.3 million, respectively, offset by an increase in accounts payable, providing working capital of $30.5 million. Large cash outflows in 2006 included tax payments of $22.0 million, restructuring payments of $13.2 million and pension funding of $13.2 million.
     Cash provided by operating activities was $87.7 million in 2005. The major driver was net income as adjusted for non-cash items totaling $150.5 million, offset by working capital changes of $41.9 million as well as by payment of a litigation settlement from discontinued operations recorded in 2004 of $20.9 million for the Jazz Photo litigation. Net income as adjusted for significant non-cash items included net income of $87.9 million adjusted for depreciation and amortization of $38.3 million, and deferred income taxes of $23.9 million. Certain factors related to generally higher revenue levels impacted working capital during the year, including increases in receivables and inventories, using working capital of $26.7 million and $11.9 million, respectively, offset by an increase in accounts payable, providing working capital of $9.4 million. Large cash outflows in 2005 included restructuring payments of $14.9 million, pension funding of $14.8 million and tax payments of $5.2 million.
     Cash used in investing activities was $82.5 million in 2007. Investing activity in 2007 included net cash payments of $41.1 million for the TDK Recording Media acquisition and $32.7 million for the Memcorp acquisition and capital spending of $14.5 million, partially offset by Memorex net cash proceeds of $5.5 million. We placed $33.0 million of the Memorex purchase price paid at closing in escrow to address potential indemnification claims. On March 30, 2007, we received $7.9 million of this escrow amount in a settlement of post-closing adjustments relating to working capital. The Memorex proceeds were offset by a payment of $2.4 million related to the minimum additional cash consideration as determined in the Memorex acquisition agreement. See Note 3 to the Consolidated Financial Statements for further information.
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
     Cash used in financing activities was $130.0 million in 2007, as compared to $19.4 million in 2006 and $7.5 million in 2005. Cash usages in 2007 were driven by share repurchases of $108.2 million, dividend payments of $23.2 million and repayment on the Memcorp loan of $6.3 million. (See Note 3 to the Consolidated Financial Statements for further information.) Cash outflows were partially offset by cash inflows of $7.7 million related to the exercise of stock options.
     Cash used in financing activities in 2006 were driven by share repurchases of $35.6 million and dividend payments of $18.8 million, offset by cash inflows of $31.7 million related to the exercise of stock options. Cash usages in 2005 were driven by share repurchases of $15.9 million and dividend payments of $15.7 million, offset by cash inflows of $24.1 million related to the exercise of stock options.
     On March 30, 2006, we entered into a credit agreement with a group of banks that were party to a prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. This credit agreement was amended on July 24, 2007 and the following changes were made to the credit agreement (as amended, the Credit Agreement): (i) increased the credit facility from $300 million to $325 million and added an option to increase the facility to $400 million at a future date; (ii) extended the term for an additional year to March 29, 2012; (iii) permitted the Company’s acquisition of the TDK Recording Media business; (iv) increased the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modified the fixed charge coverage ratio definition and (vi) reduced the applicable interest rates. The Credit Agreement provides for revolving credit, including letters of credit. Borrowings under the Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to an additional 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses and income taxes actually paid) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding and we complied with all covenants under the Credit Agreement as of December 31, 2007.
     In connection with the Memcorp acquisition which closed on July 9, 2007, we issued promissory notes totaling $37.5 million payable to Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the Sellers). Promissory note payments totaling $30 million are due in quarterly installments over three years from the closing date, with an interest rate of 6 percent per annum, and not subject to offset. Payment of the $30 million obligation is further provided for by an irrevocable letter of credit issued pursuant to the Credit Agreement. The remaining $7.5 million obligation is payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6 percent per annum, which shall be unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers is satisfied prior to the 18-month maturity date, $3.75 million of such note shall be paid in advance of the maturity date, and provided further that if the existing obligation is not satisfied prior to the 18-month maturity date, $3.75 million of such note shall be withheld until such obligation is satisfied or the third anniversary of the closing date, whichever occurs first. As a result of an existing obligation of the Sellers being satisfied prior to the 18-month maturity date, we paid $3.75 million of such note during the third quarter of 2007. We also paid a quarterly installment in the amount of $2.5 million in the fourth quarter of 2007, in accordance with the note agreements.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of December 31, 2007 and 2006, there were no borrowings outstanding under such arrangements.

     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. On April 17, 2007, our Board of Directors authorized the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. During 2007, 2006 and 2005, we repurchased 3.8 million shares, 0.9 million shares and 0.5 million shares, respectively. As of December 31, 2007, we had repurchased 3.8 million shares under the latest authorization and held, in total, 4.5 million shares of treasury stock acquired at an average price of $25.27 per share. Authorization for repurchases of an additional 1.2 million shares remains outstanding as of December 31, 2007. On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization.
     We paid cash dividends of $0.62 per share or $23.2 million during 2007, $0.54 per share or $18.8 million during 2006, and $0.46 per share or $15.7 million during 2005. Any future dividends are at the discretion of and subject to the approval of Imation’s Board of Directors.
     We contributed $5.6 million to our defined benefit pension plans during 2007. Based on this funding, as well as the market performance on plan assets, we ended 2007 with an aggregate noncurrent pension liability of $7.7 million and aggregated noncurrent pension assets of $7.8 million, an improvement from the noncurrent pension liability of $9.8 million and aggregated noncurrent pension assets of $1.0 million at the end of 2006. We expect pension contributions to be in the range of $5 million to $6 million in 2008, depending on asset performance and interest rates.
     Our liquidity needs for 2008 include the following: capital expenditures in the range of $15 million to $20 million, restructuring payments of approximately $25 million, scheduled debt repayment of $10 million, pension funding in the range of $5 million to $6 million, operating lease payments of approximately $17 million (see Note 15 to the Consolidated Financial Statements for further information) and any amounts associated with litigation or the repurchase of common stock under the authorization discussed above or any dividends that may be paid upon approval of the Board of Directors. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Off-Balance Sheet Arrangements
     Other than the operating lease commitments discussed in Note 15 to the Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations, excluding our promissory notes, or commercial commitments with terms greater than one year that would significantly impact our liquidity.
Summary of Contractual Obligations

	Payments Due by Period
		Less Than			More Than
(In millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable (1)	$31.3	$10.0	$21.3	$—	$—
Operating leases obligations	35.9	16.7	14.8	3.8	0.6
Purchase obligations (2)	116.0	115.7	0.3	—	—
Contingent consideration payment (3)	2.5	2.5	—	—	—
Other liabilities (4)	47.9	0.9	1.3	0.8	44.9

Total	$233.6	$145.8	$37.7	$4.6	$45.5

(1)	Does not include interest payments on the debt of approximately $1.4 million, $1.2 million and $0.2 million which will be paid in 2008, 2009 and 2010, respectively.

(2)	The majority of the purchase obligations consist of 90-day rolling estimates. Each month, we provide various suppliers with rolling forecasts of our demand for products for the next three months. The forecasted amounts are generally binding on us as follows: 100 percent for the first month, 75 percent for the second month and 50 percent for the third month.

(3)	Additional cash consideration of a minimum of $2.5 million will be paid related to the Memorex acquisition. Additional cash consideration of up to a maximum of $42.5 million could be paid based on the financial performance of the acquisition through April 2009.

(4)	Except for the sale-leaseback payments recorded in long-term liabilities, timing of payments for the vast majority of the remaining liabilities, primarily consisting of pension, cannot be reasonably determined and as such have been included in the “More Than 5 Years” category.
     The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $9.5 million as of December 31, 2007. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.
     We may be required to pay additional cash consideration of up to $70 million and $20 million related to the TDK Recording Media and the Memcorp business acquisitions, respectively, contingent on future financial performance of the acquired businesses. We have not recorded a liability for these contingent payments at December 31, 2007 as payment is not probable based on current financial performance.
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
     Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our Consolidated Statements of Operations. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We had deferred tax assets in excess of deferred tax liabilities of $65.5 million as of December 31, 2007 and $36.6 million as of December 31, 2006, including valuation allowances of $16.5 million as of December 31, 2007 and $9.4 million as of December 31, 2006. The valuation allowance relates to various world wide (mainly Germany) operating loss carryforwards which we do not expect to realize.
     Effective January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2007 was $9.5 million, excluding accrued interest and penalties. These tax benefits would affect our effective tax rate if recognized. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2007, $0.6 million of interest and penalties was accrued, excluding the tax benefits of deductible interest. Fiscal years 2006 and 2007 remain subject to examination by the Internal Revenue Service. The years 2002 through 2006 remain subject to examination by foreign tax jurisdictions and state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdictions. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly. See Note 10 to the Consolidated Financial Statements for further information regarding the impact of adopting this new standard as well as changes in unrecognized tax benefits during 2007.
     Litigation. In accordance with SFAS No. 5, Accounting for Contingencies, we record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Management’s current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, management believes that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2007, would not be material to our financial position except for the Philips dispute where damages claimed total $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation believes that Philips’ claims are without merit. See Item 3. Legal Proceedings for a description of our dispute with Philips. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
     Goodwill and Other Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, Business Combinations. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.
     Intangible assets are amortized using methods that approximate the benefit provided by utilization of the assets. In determining the useful life of a trade name, we consider the following: (1) the overall strength of the trade name in the market in terms of market awareness and market share, (2) the length of time that the trade name has been in existence, (3) the period of time over which the trade name is expected to remain in use and (4) the strength of the trade name and its perseverance through changes in the data storage industry. In determining the useful lives of other intangible assets, we consider the period over which a majority of the economic benefits provided by the asset will be realized by the Company.

     The initial recognition of goodwill and other intangible assets, the determination of useful lives of intangible assets and subsequent impairment analyses require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis.
     Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Imation has determined that its reporting units are its segments with the exception of the Americas data storage segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations.
     We performed our annual impairment test of goodwill in the fourth quarter of 2007 and recognized a non-cash goodwill impairment charge of $94.1 million consisting of a full impairment of the goodwill associated with our Americas-Consumer and European reporting units. Prior to testing goodwill for impairment we tested our intangible assets for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that there were no impairments of these assets. We did not record impairment charges during the years ended December 31, 2006 and 2005.
     The goodwill impairment in 2007 was due to a significant decline in the estimated fair value of our reporting units, which resulted from a significant decrease in our stock price during the year. Our stock price declined from $46.97 per share at January 1, 2007 to $20.07 per share at the date of our annual impairment test at November 30, 2007. Consequently, at November 30, 2007, the book value of our assets was higher than our market capitalization indicating potential impairment. While we continually evaluate whether any indications of impairment are present which would require an impairment analysis on an interim basis, no such indicators were considered present prior to the fourth quarter of 2007 when our market capitalization first fell below our book value for an extended time period. Prior to the fourth quarter, based on the fact that our market capitalization exceeded our book value and our outlook for future results, we did not believe there were any indicators of impairment requiring interim testing of goodwill.
     In evaluating whether goodwill was impaired, we compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step one of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The summation of our reporting units’ fair values must be compared to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step two of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.
     In determining the fair value of our reporting units under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with a residual growth rate of approximately 3 percent thereafter. We use management business plans and projections as the basis for expected future cash flows. Discount rates between 16 percent and 18 percent were required to discount our projections to our market capitalization based on our share price at the date of our annual impairment test.

     There are also various assumptions used under the market approach that affect the valuation of our reporting units. The most significant assumptions are the market multiples and control premium. In estimating the fair value of our company under the market approach, we considered the relative merits of commonly applied market capitalization multiples and the comparability of data between our Company and the guideline public companies. Based on this analysis, we determined the market value of invested capital to earnings before interest, taxes, depreciation, and amortization multiple to be the most appropriate valuation multiple to be applied in the application of the market approach. A control premium of 25 percent was used in our determination of fair value which represents an estimate of the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the company. The control premium was determined by a review of premiums paid for similar companies over the past five years.
     As a result of our analysis of fair value from the combination of our discounted cash flow modeling and market comparisons, we utilized an implied stock price of $21.17 per share in determining and allocating fair value to our reporting units as compared to a market price of $20.07 per share on the November 30, 2007 testing date for goodwill impairment.
     Based on the goodwill analysis performed as of November 30, 2007, goodwill in the Americas-Consumer and Europe reporting units failed Step one of the impairment test and Step two of the impairment test indicated that goodwill in these reporting units was fully impaired. The indicated excess in fair value over carrying value of the Company’s three other reporting units in Step one of the impairment test at November 30, 2007 and goodwill related to these reporting units is as follows:

		Excess of fair
		value over
(In millions)	Goodwill	carrying value
Americas-Commercial	$9.5	$81.8
Asia Pacific	12.4	69.0
Electronic Products	33.6	18.8
     Based on the goodwill analysis performed as of November 30, 2007, a change of 1 percent in the discount rate utilized corresponds to an implied stock price change of $0.75 and would change the fair value for the respective business units as follows:

	Change in Fair	Change in Fair
	Value from a	Value from a
	1% Decrease in	1% Increase in
(In millions)	Discount Rate	Discount Rate
Americas-Commercial	$15.0	$(15.0)
Asia Pacific	10.0	(10.0)
Electronic Products	5.0	(5.0)
     The TDK Recording Media acquisition included contractual provisions which require the purchase price to be adjusted if actual net assets received differ from a contractually specified target. The Company is finalizing negotiations to determine the purchase price and allocate tax bases to the assets purchased. In determining the purchase price of the TDK Recording Media acquisition, the Company made its best estimate of the outcome of this settlement process and of allocation of basis for tax purposes. If the ultimate settlement differs from the Company’s estimate, adjustments to the purchase price, the amount of goodwill and its respective tax basis may be required. To the extent that these adjustments are allocable to the reporting units where goodwill was impaired, the amount of the recorded impairment will be adjusted in future periods. The Company expects to complete the determination of the final purchase price in the first half of 2008.
     Excess Inventory and Obsolescence Accruals. We write down our inventory for estimated excess and obsolescence to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, adjustments to these reserves may be required. As of December 31, 2007, the excess inventory and obsolescence accrual was $20.2 million.

     Rebates. We maintain an accrual for customer rebates that totaled $104.0 million as of December 31, 2007. This accrual requires a program-by-program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.
Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Additionally, in February 2008, the FASB announced it will defer for one year the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend FAS 157 to add a scope exception for leasing transactions subject to SFAS No. 13, Accounting for Leases, from its application. The adoption of SFAS 157 effective January 1, 2008 did not have a material impact on our Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115 (SFAS 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141. SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions. This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values. Companies are required to adopt the new standard prospectively for fiscal periods beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. Companies are required to adopt the new standard for fiscal periods beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard did not have a material impact on our Consolidated Financial Statements.
2008 Outlook
     The following statements are based on our current outlook for 2008.
•	Revenue is targeted at approximately $2.4 billion, representing growth of approximately 16 percent over 2007.

•	Operating income, including restructuring, is targeted to be in the range of $95 million to $105 million. We currently anticipate restructuring charges to be in the range of $4 million to $6 million for 2008.

•	Diluted earnings per share is targeted between $1.51 and $1.68 which includes the negative impact of approximately $0.08 from restructuring charges.

•	Capital spending is targeted in the range of $15 million to $20 million.

•	The tax rate is anticipated to be in the range of 35 percent to 37 percent, absent any one-time tax items that may occur.

•	Depreciation and amortization expense is targeted to be in the range of $48 million to $52 million.
     Our business outlook is dependent on a variety of factors and is subject to the risks and uncertainties discussed under “Forward-Looking Statements” below and under “Risk Factors” in Item 1A of this Form 10-K.
Forward-Looking Statements
     We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the SEC and in our reports to shareholders.
     Certain information which does not relate to historical financial information, including our outlook for fiscal year 2008, may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully integrate the acquisitions of the TDK Recording Media business and the Memcorp business and achieve the anticipated benefits, including synergies, in a timely manner; our ability to successfully manage the Memorex brand; our ability to successfully manage multiple brands globally; our ability to successfully defend our intellectual property rights, including the Memorex and TDK Life on Record brands and the Philips patent cross-license; continuing uncertainty in global economic conditions and particularly U.S. conditions that make it particularly difficult to predict product demand; the volatility of the markets in which we operate; our ability to meet our cost reduction and revenue growth targets; our ability to successfully implement our global manufacturing strategy for magnetic data storage products and changes to our R&D organization and to realize the benefits expected from the related restructuring; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits from the Moser Baer and other strategic relationships and distribution agreements such as the GDM joint venture and Tandberg relationships; the competitive pricing environment and its possible impact on profitability and inventory valuations; foreign currency fluctuations; the outcome of any pending or future litigation; our ability to secure adequate supply of certain high demand products at acceptable prices; the ready availability and price of energy and key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products; the possibility that our goodwill or other assets may become impaired, as well as various factors set forth in Item 1A of this Form 10-K and from time to time in our filings with the SEC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 54 percent of our revenue in 2007, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.
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
     In accordance with established policies and procedures, we may utilize derivative financial instruments, including forward exchange contracts, options, combination option strategies and swap agreements to manage certain of these exposures. Factors that could impact the effectiveness of our hedging include the accuracy of our forecasts, the volatility of the currency markets and the availability of hedging instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes and we are not a party to leveraged derivative transactions. The utilization of derivatives and hedging activities is described more fully in Note 14 to the Consolidated Financial Statements.
     As of December 31, 2007, we had $321.4 million notional amount of foreign currency forward and option contracts of which $102.3 million hedged recorded balance sheet exposures. This compares to $313.3 million notional amount of foreign currency forward and option contracts as of December 31, 2006, of which $67.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2007 by $15.6 million.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed the manner in which it accounts for income taxes as a result of adopting the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As discussed in Note 2 to the consolidated financial statements, in 2006, the Company changed the manner in which it accounts for share-based compensation as a result of adopting the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment. As discussed in Note 11 to the consolidated financial statements, in 2006, the Company changed the manner in which it accounts for defined benefit pension plans as a result of adopting the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
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
     As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded the TDK Recording Media and Memcorp businesses from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. We have also excluded the TDK Recording Media and Memcorp businesses from our audit of internal control over financial reporting. TDK Recording Media and Memcorp businesses total assets and total net sales represented 19.2% and 19.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, MN

February 29, 2008

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share amounts)	2007	2006	2005
Net revenue	$2,062.0	$1,584.7	$1,258.1
Cost of goods sold	1,706.1	1,240.6	956.0

Gross profit	355.9	344.1	302.1

Operating expense:
Selling, general and administrative	223.3	174.0	146.3
Research and development	38.2	50.0	51.3
Goodwill impairment	94.1	—	—
Restructuring and other	33.3	11.9	1.2

Total	388.9	235.9	198.8

Operating (loss) income	(33.0)	108.2	103.3

Other (income) and expense:
Interest expense	2.6	1.0	0.7
Interest income	(7.6)	(12.6)	(11.6)
Other expense, net	6.6	8.0	7.5

Total	1.6	(3.6)	(3.4)

(Loss) income from continuing operations before income taxes	(34.6)	111.8	106.7
Income tax provision	15.8	36.6	24.9

(Loss) income from continuing operations	(50.4)	75.2	81.8

Discontinued operations:
Income from operations of discontinued businesses, net of income taxes	—	—	1.5
Gain on disposal of discontinued businesses, net of income taxes	—	1.2	4.6

Income from discontinued operations	—	1.2	6.1
Net (loss) income	$(50.4)	$76.4	$87.9

(Loss) earnings per common share — basic:
Continuing operations	$(1.36)	$2.17	$2.41
Discontinued operations	$—	$0.03	$0.18
Net (loss) income	$(1.36)	$2.21	$2.59

(Loss) earnings per common share — diluted:
Continuing operations	$(1.36)	$2.14	$2.36
Discontinued operations	$—	$0.03	$0.18
Net (loss) income	$(1.36)	$2.17	$2.54

Weighted average basic shares outstanding	37.0	34.6	33.9

Weighted average diluted shares outstanding	37.0	35.2	34.6

Cash dividends paid per common share	$0.62	$0.54	$0.46

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except per share amounts)	2007	2006
Assets
Current assets
Cash and cash equivalents	$135.5	$252.5
Accounts receivable, net	507.1	308.1
Inventories, net	366.1	258.0
Other current assets	109.9	58.3

Total current assets	1,118.6	876.9
Property, plant and equipment, net	171.5	178.0
Intangible assets, net	371.0	230.2
Goodwill	55.5	67.6
Other assets	34.4	30.2

Total assets	$1,751.0	$1,382.9

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$350.1	$227.3
Accrued payroll	13.5	23.7
Other current liabilities	257.3	140.6
Current maturities of long-term debt	10.0	—

Total current liabilities	630.9	391.6
Other liabilities	45.0	45.0
Long-term debt, less current maturities	21.3	—
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,109.0	1,048.9
Retained earnings	101.5	172.6
Accumulated other comprehensive loss	(44.1)	(91.4)
Treasury stock, at cost, 4.5 million and 7.9 million shares as of December 31, 2007 and 2006, respectively	(113.0)	(184.2)

Total shareholders’ equity	1,053.8	946.3

Total liabilities and shareholders’ equity	$1,751.0	$1,382.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Unearned ESOP
	Common	Additional Paid-		Accumulated Other	Shares and Other	Treasury	Total Shareholders’
(In millions, except per share amounts)	Stock	in Capital	Retained Earnings	Comprehensive Loss	Compensation	Stock	Equity
Balance as of December 31, 2004	$0.4	$1,041.7	$57.1	$(85.1)	$(1.7)	$(225.6)	$786.8
Purchase of treasury stock (453,300 shares)						(15.9)	(15.9)
Exercise of stock options (968,953 shares)		(0.4)	(8.4)			32.9	24.1
Restricted stock grants (113,461 shares) and other			(0.4)		(2.7)	4.1	1.0
401(k) matching contribution (91,790 shares)		0.4				3.2	3.6
Tax benefit from shareholder transactions		5.0					5.0
Dividend payments			(15.7)				(15.7)
Comprehensive income:
Net income			87.9				87.9
Net change in cumulative translation adjustment				(19.3)			(19.3)
Minimum pension liability adjustments (net of income tax benefit of $1.0)				(2.6)			(2.6)
Cash flow hedging (net of income tax provision of $0.3)				0.4			0.4

Comprehensive income							66.4

Balance as of December 31, 2005	0.4	1,046.7	120.5	(106.6)	(4.4)	(201.3)	855.3

Purchase of treasury stock (865,400 shares)						(35.6)	(35.6)
Exercise of stock options (1,204,781 shares)		(8.8)	(5.5)			46.0	31.7
Restricted stock grants (96,960 shares) and other		(6.1)			4.4	3.5	1.8
401(k) matching contribution (80,501 shares)		0.2				3.2	3.4
Stock-based compensation related to options		8.8					8.8
Tax benefit from shareholder transactions		8.1					8.1
Dividend payments			(18.8)				(18.8)
Initial FAS 158 adjustment (net of income tax provision of $1.7)				(3.2)			(3.2)
Comprehensive income:
Net income			76.4				76.4
Net change in cumulative translation adjustment				13.4			13.4
Minimum pension liability adjustments (net of income tax benefit of $2.6)				4.6			4.6
Cash flow hedging (net of income tax provision of $0.3)				0.4			0.4

Comprehensive income							94.8

Balance as of December 31, 2006	0.4	1,048.9	172.6	(91.4)	0.0	(184.2)	946.3

Purchase of treasury stock (3,816,401 shares)						(108.2)	(108.2)
Exercise of stock options (293,954 shares)		(2.3)				10.0	7.7
Restricted stock grants (46,202 shares) and other		(0.1)				2.8	2.7
401(k) matching contribution (104,155 shares)		0.3				3.1	3.4
Stock-based compensation related to options		7.9					7.9
Terminated employment agreement		0.6				(1.5)	(0.9)
TDK Recording Media acquisition (6,825,764 shares)		51.7				165.0	216.7
FIN 48 adjustment			2.5				2.5
Tax benefit from shareholder transactions		2.0					2.0
Dividend payments			(23.2)				(23.2)
Comprehensive loss:
Net loss			(50.4)				(50.4)
Net change in cumulative translation adjustment				37.5			37.5
Pension adjustments (net of income tax benefit of $5.0)				9.2			9.2
Cash flow hedging (net of income tax provision of $0.2)				0.6			0.6

Comprehensive loss							(3.1)

Balance as of December 31, 2007	$0.4	$1,109.0	$101.5	$(44.1)	$0.0	$(113.0)	$1,053.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2007	2006	2005
Cash Flows from Operating Activities:
Net (loss) income	$(50.4)	$76.4	$87.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	28.6	29.1	33.0
Amortization	18.3	9.3	5.3
Deferred income taxes	(10.7)	9.7	23.9
Goodwill impairment	94.1	—	—
Asset impairments	8.4	7.2	—
Gain on sale of Specialty Papers	—	(2.1)	(7.3)
Stock-based compensation	10.2	11.0	—
Excess tax benefit from exercise of stock options	—	(3.3)	—
Other	5.9	2.3	7.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(33.7)	(37.6)	(26.7)
Inventories	7.8	(49.3)	(11.9)
Other assets	(9.1)	1.5	(4.5)
Accounts payable	(8.7)	30.5	9.4
Accrued payroll and other liabilities	26.8	12.8	(8.2)
Litigation settlement from discontinued operation	—	—	(20.9)

Net cash provided by operating activities	87.5	97.5	87.7

Cash Flows from Investing Activities:
Capital expenditures	(14.5)	(16.0)	(21.6)
Acquisitions, net of cash acquired	(68.3)	(332.2)	—
Purchase of investments	—	(0.3)	(16.1)
Proceeds from sale of investments	—	28.9	31.4
Proceeds from sale of businesses	—	2.3	16.0
Other investing activities	0.3	3.2	4.9

Net cash (used in) provided by investing activities	(82.5)	(314.1)	14.6

Cash Flows from Financing Activities:
Purchase of treasury stock	(108.2)	(35.6)	(15.9)
Exercise of stock options	7.7	31.7	24.1
Dividend payments	(23.2)	(18.8)	(15.7)
Debt repayment	(6.3)	—	—
Excess tax benefit from exercise of stock options	—	3.3	—

Net cash used in financing activities	(130.0)	(19.4)	(7.5)
Effect of exchange rate changes on cash and cash equivalents	8.0	5.5	(8.9)

Change in cash and equivalents	(117.0)	(230.5)	85.9
Cash and cash equivalents — beginning of year	252.5	483.0	397.1

Cash and cash equivalents — end of year	$135.5	$252.5	$483.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Background
     Imation Corp., a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We develop, manufacture, source, market and distribute removable data storage media products and certain electronic products. Through divestitures, we have exited all of the non-data storage businesses existing at the spin-off.
Basis of Presentation
     The consolidated financial statements include our accounts and our wholly- or majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant inter-company transactions have been eliminated. We have a 51 percent ownership interest in our Global Data Media subsidiary that was formed in 2003, as well as a 60 percent ownership interest in one of our subsidiaries in Japan. Minority interest in the income and net assets of these subsidiaries is not material for the periods presented.
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
     Cash Equivalents. Cash equivalents consisted of highly liquid investments purchased with original maturities of three months or less. The carrying amounts reported in the Consolidated Balance Sheets for cash equivalents approximate fair value.
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
     Intangible Assets. Intangible assets include trade names, customer relationships and other intangible assets acquired in business combinations. Intangible assets are amortized using methods that approximate the benefit provided by utilization of the assets.
     We capitalize costs of software developed or obtained for internal use, once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and ready for its intended use.

     Goodwill. Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment.
     In evaluating whether goodwill was impaired, we compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step one of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The summation of our reporting units’ fair values must be compared to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step two of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value. The evaluation performed during 2007 identified $94.1 million of non-cash goodwill impairment charge. The evaluations performed during 2006 and 2005 did not identify any goodwill impairment losses.
     Impairment of Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we periodically review the carrying value of our property and equipment and our intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.
     Revenue Recognition. We sell a wide range of data storage media products as well as certain consumer electronic products. Net revenue consists primarily of magnetic, optical, flash media, consumer electronics and accessories product sales. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. Certain sales agreements may also include elements of services. For services, revenue is deferred and recognized over the life of the contracts as the services are performed. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Provisions for returns are recorded against sales based on quarterly historical experience. Taxes collected from customers and remitted to governmental authorities that were included in revenue in 2007, 2006 and 2005 were $69.8 million, $52.0 million and $37.6 million, respectively.
     Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue in 2007, 2006 or 2005.
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

     Advertising Costs. Advertising and other promotional costs are expensed as incurred and were approximately $15 million, $11 million and $16 million in 2007, 2006 and 2005, respectively. Prepaid advertising costs were not significant at December 31, 2007 and 2006.
     Rebates. We provide rebates to our customers. Customer rebates are accounted for as a reduction of revenue at the time of sale based on an estimate of the cost to honor the related rebate programs.
     Income Taxes. We account for income taxes under the provisions of SFAS No. 109 (SFAS 109), Accounting for Income Taxes. Under the asset and liability method prescribed in SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.
     On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). See Note 10 for further information. This new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is provided in Note 10 herein. Prior to the adoption of FIN 48 on January 1, 2007, we established reserves for income tax contingencies when, despite our belief that the tax return positions were fully supportable, certain positions were likely to be challenged. We adjusted these reserves in light of changing facts and circumstances, such as the closing of a tax audit.
     Treasury Stock. Our repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, we use a last-in, first-out method and the difference between repurchase cost and reissuance price is treated as an adjustment to equity.
     Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the years ended December 31, 2007 and 2006, compensation expense recognized included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on historical volatility of our stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 13 for additional information regarding stock-based compensation.
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

     Comprehensive Income. Comprehensive income (loss) includes net (loss) income, the effects of currency translation, unrealized gains and losses on cash flow hedges and pension adjustments. Comprehensive income (loss) for all years presented is included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).
     Weighted Average Basic and Diluted Shares Outstanding. Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Years Ended December 31,
(In millions)	2007	2006	2005
Weighted average number of basic shares outstanding during the year	37.0	34.6	33.9
Dilutive effect of stock-based compensation plans	—	0.6	0.7

Weighted average number of dilutive shares outstanding during the year	37.0	35.2	34.6

     Options to purchase approximately 3.1 million, 0.1 million and 0.9 million shares of our common stock were outstanding as of December 31, 2007, 2006 and 2005, respectively, and were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Additionally, in February 2008, the FASB announced it will defer for one year the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend FAS 157 to add a scope exception for leasing transactions subject to SFAS No. 13, Accounting for Leases, from its application. The adoption of SFAS 157 effective January 1, 2008 did not have a material impact on our Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FAS 115 (SFAS 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is a revision of SFAS No. 141. SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions. This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values. Companies are required to adopt the new standard prospectively for fiscal periods beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. Companies are required to adopt the new standard for fiscal periods beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

     In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
Note 3 — Business Combinations
2007 Acquisitions
     TDK Recording Media
     On July 31, 2007, we completed the acquisition of substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products under the TDK Life on Record brand name (TDK Recording Media), from TDK Corporation, a Japanese corporation (TDK), pursuant to an acquisition agreement dated April 19, 2007, between Imation and TDK (the TDK Acquisition Agreement).
     As provided in the TDK Acquisition Agreement, we acquired substantially all of the assets of the TDK Recording Media operations, including the assets or capital stock of certain of TDK’s operating subsidiaries engaged in the TDK Recording Media operations, and use of the TDK Life on Record brand name for current and future recording media products including magnetic tape, optical media, flash media and accessories.
     We issued to TDK approximately 6.8 million shares of Imation common stock, representing 16.6 percent of shares outstanding after issuance of the shares to TDK. The shares were valued at $31.75 based on an average market value of Imation’s shares for the two day period prior to the date on which the number of shares to be exchanged was determined. We paid $29.5 million in cash to TDK. The purchase price also included approximately $8.2 million for customary closing costs, accounting and advisory fees and a payment of $3.9 million made to a third party to acquire their minority interest in a TDK international subsidiary. We may pay additional cash consideration of up to $70 million to TDK, contingent on future financial performance of the acquired business. Additional cash consideration, if paid, will be recorded as additional goodwill.
     The TDK Acquisition Agreement provides for a future purchase price adjustment related to the target working capital amount at the date of acquisition. If the closing date working capital amount is more than or less than the target working capital amount, the parties will be required to increase or decrease the purchase price for the difference between the actual and target working capital amounts as defined in the TDK Acquisition Agreement. The finalization of the purchase price for the working capital adjustment is presently being negotiated with TDK. Resolution of the purchase price may result in a change to the total purchase consideration presently reflected in the financial statements and as disclosed in Note 6, could result in an adjustment in future periods to the amount of goodwill impairment identified and recorded in 2007.
     The TDK Acquisition Agreement assumed that no cash or debt would be transferred to or assumed by Imation in the transaction. TDK operating subsidiaries purchased in the transaction did not reduce their cash positions prior to acquisition, and as such, we acquired cash in the transaction. Consequently, we paid cash of approximately $25 million to TDK in November of 2007.
     As a result of the transaction, TDK became our largest shareholder, and has the right to nominate a representative to serve on the Imation Board of Directors. Raymond Leung, TDK’s nominee, was elected to serve as a Class III member of the Board of Directors on November 7, 2007. Pursuant to an Investor Rights Agreement, dated July 30, 2007, TDK’s ownership stake will be permitted to increase up to 21 percent of Imation common stock on a fully diluted basis through open market purchases. TDK received certain preemptive rights and registration rights, and TDK agreed to a standstill on further acquisitions of Imation common stock above the 21 percent threshold (except as a result of stock repurchases initiated by Imation, in which event TDK’s ownership will not be permitted to exceed 22 percent of the then outstanding shares). TDK also agreed to a voting agreement with respect to certain matters presented to Imation shareholders and a three-year lock-up on sales of the Imation shares acquired in the transaction.

     TDK and Imation also entered into two long-term Trademark License Agreements, dated July 31, 2007, with respect to the TDK Life on Record brand, which will continue unless terminated by TDK no earlier than 26 years (10 years in the case of headphones, speakers or wholly new products) or earlier in the event of a material breach of the Trademark License Agreement, specific change of control events or default by Imation. One of the agreements licenses the trademark to Imation for the U.S. territory, while the other licenses the trademark to an Imation affiliate outside the U.S. The trademark licenses provide us exclusive use of the TDK LIFE ON RECORD logo for marketing and sales of current and successor magnetic tape, optical media and flash memory products, certain accessories, headphones and speakers, and certain future removable recording media products. We anticipate that TDK will continue its R&D and manufacturing operations for recording media products including audio, video and data storage tape, and Blu-ray optical discs, which TDK will supply us as well as its other OEM customers.
     We also entered into a Supply Agreement, dated July 31, 2007, with TDK to purchase Imation’s requirements of removable recording media products and accessory products for resale under the TDK Life on Record brand to the extent TDK can supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK Life on Record brand during the term of the Trademark License Agreement. The Supply Agreement will continue for the greater of five years or for so long as TDK manufactures any of the products.
     The following table summarizes our purchase price analysis as of December 31, 2007:

(In millions)	Amount
Cash consideration	$54.9
Cash consideration to minority interest holders	3.9
Common stock issued	216.7
Direct acquisition costs	8.2
Restructuring and other	31.2

Total preliminary purchase price	$314.9

     The preliminary purchase price allocation resulted in goodwill of $55.9 million. The portion of goodwill deductible for tax purposes is $11.7 million. The following illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Cash and cash equivalents	$25.8
Accounts receivable	147.9
Inventories	91.5
Other current assets	18.8
Property, plant and equipment	16.3
Goodwill	55.9
Intangibles	132.1
Other assets	2.8
Accounts payable	(121.6)
Accrued payroll	(2.2)
Other current liabilities	(39.1)
Deferred tax liability arising on acquisition	(3.8)
Other liabilities	(9.5)

$314.9

     Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
(In millions)	Amount	Life
Trade name	$115.0	30 years
Customer relationships	16.0	6 years
Other	1.1	18 months

Intangible assets acquired	$132.1

     In determining the remaining useful life of the TDK Life on Record trade name, we considered the following: (1) the overall strength of the TDK Life on Record trade name in the market in terms of market awareness and market share, (2) the length of time that the TDK Life on Record trade name has been in existence, (3) the period of time over which the TDK Life on Record trade name is expected to remain in use and (4) that the TDK Life on Record trade name has remained strong through technological innovation in the data storage industry. Based on this analysis, we determined that the remaining useful life for the TDK Life on Record trade name was estimated to be 30 years.
     TDK Recording Media operating results are included in our Consolidated Statements of Operations from the date of acquisition. Our Consolidated Balance Sheet as of December 31, 2007, reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the completion of the net working capital adjustment provisions of the purchase agreement which are presently being finalized with TDK as well as completion of management’s integration plans. We have announced our intention to implement certain restructuring activities. However, to ensure that we continue to meet customer expectations, significant analysis is required before such plans can be finalized. To the extent the activities to be exited are associated with the historical operations of the TDK Recording Media business we may adjust the purchase price allocation to reflect additional restructuring liabilities (see Note 9 for further information). If the exited activities are associated with Imation historical operating activities or related to reporting units which have recorded goodwill impairments, the restructuring costs would be reflected in our Consolidated Statements of Operations. As of December 31, 2007, the TDK Recording Media business allocation of the purchase price reflects $9.4 million of restructuring accruals for those TDK Recording Media Business restructuring activities that have met the recognition criteria.
     Memcorp
     On July 9, 2007, we completed the acquisition of certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp, subsidiaries of Hopper Radio of Florida, Inc., a Florida corporation), pursuant to an asset purchase agreement dated as of May 7, 2007 (the Memcorp Purchase Agreement). As provided in the Memcorp Purchase Agreement, we acquired the assets of Memcorp used in or relating to the sourcing and sale of consumer electronic products, principally sold under the Memorex brand name, including inventories, equipment and other tangible personal property and intellectual property. The acquisition also included existing brand licensing agreements, including Memcorp’s agreement with MTV Networks, a division of Viacom International, to design and distribute consumer electronics under certain Nickelodeon character-based properties and the NPower brand. We paid $31.8 million in cash, and we issued three-year promissory notes in the aggregated amount of $37.5 million. An earn-out payment may be paid three years after closing of up to $20 million, dependent on financial performance of the purchased business. Additional cash consideration, if paid, will be recorded as additional goodwill.

     The following table summarizes our purchase price analysis as of December 31, 2007:

(In millions)	Amount
Cash consideration	$31.8
Promissory notes	37.5
Direct acquisition costs	1.0

Total preliminary purchase price	$70.3

     The purchase price allocation as of December 31, 2007 resulted in goodwill of $33.6 million. The goodwill is deductible for tax purposes. The following illustrates the allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Inventories	$13.9
Other current liabilities	(2.3)
Goodwill	33.6
Intangibles	25.1

$70.3

     Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
(In millions)	Amount	Life
Trade name	13.7	12 years
Customer relationships	10.0	6 years
Other	1.4	3 years

Intangible assets acquired	$25.1

     With respect to the promissory notes, a total of $30 million is to be paid in quarterly installments over three years from the closing date with an interest rate of 6 percent per annum, secured by an irrevocable letter of credit issued pursuant to Imation’s credit agreement, and not subject to offset. The remaining $7.5 million is to be paid to Memcorp in a lump sum payment 18 months from the closing date, with an interest rate of 6 percent per annum, are unsecured and subject to offset to satisfy any indemnification claims; provided that if an existing obligation of Memcorp is satisfied prior to the 18-month maturity date, $3.75 million of such note will be paid in advance of the maturity date. Memcorp resolved the outstanding obligation and we paid the $3.75 million during the third quarter of 2007. An additional $2.5 million was paid during the fourth quarter of 2007 in accordance with the note agreements.
     Memcorp operating results are included in our Consolidated Statements of Operations from the date of acquisition.
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

     The estimated cash purchase price for the acquisition was $329.3 million, after estimated net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Certain price adjustments were finalized post-closing. Additional cash consideration of a minimum of $5.0 million will be paid and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. During the second quarter of 2007 we paid $2.5 million related to the minimum additional cash consideration. The financial performance is measured by the net earnings before interest, income taxes, depreciation and amortization (EBITDA) of the purchased business as defined in the acquisition agreement previously filed by Imation as Exhibit 2.1 to our Current Report on Form 8-K filed January 25, 2006.
     We placed $33.0 million of the purchase price paid at closing in escrow to address potential indemnification claims. From this escrowed amount $31.6 million was released to the seller during 2007. We submitted a claim against the remaining amount of $1.4 million and settled the claim for $1.0 million in the first quarter of 2008. In addition, we placed $8.0 million of the purchase price paid at closing in escrow until the determination of any required post-closing purchase price adjustments under the acquisition agreement were finalized. On March 30, 2007, we received $7.9 million of this escrow amount in a settlement of post-closing adjustments relating to working capital. The remaining escrow balance of $0.1 million was released to the seller. As set forth in Note 6, the finalization of working capital adjustments resulted in a decrease to the goodwill balance during 2007.
     The following table summarizes our purchase price analysis as of December 31, 2006:

(In millions)	Amount
Cash and cash equivalents	$329.3
Direct acquisition costs	6.4
Memorex restructuring costs	7.6
Present value of minimum additional purchase price consideration	4.6

$347.9

     The following illustrates the allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Cash and cash equivalents	$3.5
Accounts receivable	68.3
Inventories	69.1
Other current assets	20.1
Property, plant and equipment	1.7
Goodwill	55.3
Intangibles	231.0
Other assets	0.7
Accounts payable	(61.8)
Other current liabilities	(29.1)
Other liabilities	(10.9)

$347.9

     Memorex operating results are included in our Consolidated Statements of Operations from the date of acquisition. Our Consolidated Balance Sheet as of December 31, 2006, reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price has been completed except for the completion of management’s integration plans. These changes may require an adjustment to the final goodwill balance. The purchase price allocation as of December 31, 2006 resulted in goodwill of $55.3 million. The goodwill is not deductible for tax purposes.

     Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
(In millions)	Amount	Life
Trade name	$200.0	35 years
Customer relationships (1)	28.9	7 years
Other	2.1	17 months

Intangible assets acquired	$231.0

(1)	Customer relationships represent an asset without U.S. tax basis. A deferred tax liability was recorded in the purchase price allocation to reflect this basis difference.
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
Pro Forma Disclosure
     The following unaudited pro forma financial information illustrates our estimated results of operations as if the acquisitions had occurred at the beginning of each period presented:

	Years Ended December 31,
(In millions, except per share amounts)	2007	2006
Net revenue	$2,492.5	$2,523.5
(Loss) income from continuing operations	(60.7)	98.1
Net (loss) income	(60.7)	99.3

(Loss) earnings per common share – basic:
Continuing operations	$(1.50)	$2.37
Net income	$(1.50)	$2.40

(Loss) earnings per common share – diluted:
Continuing operations	$(1.50)	$2.34
Net income	$(1.50)	$2.36
     The pro forma operating results are presented for comparative purposes only. They do not represent the results that would have been reported had the acquisitions occurred on the dates assumed, and they are not necessarily indicative of future operating results.
Note 4 — Divestiture
Divestiture Presented as Discontinued Operations
     Specialty Papers Business. On June 30, 2005, we closed on the sale of our Specialty Papers business to Nekoosa Coated Products, LLC located in Nekoosa, Wisconsin. The business provided carbonless cut-sheet and digital carbonless paper for businesses and institutions such as printers, banks, and hospitals. The sale was for $17.0 million, with the potential of up to an additional $4.0 million consideration over the next three years, contingent on performance of the business. Upon closing, we received a cash payment of $16.0 million and a note receivable of

$1.0 million due in four years subject to certain post-closing adjustments. A gain of $4.6 million, net of taxes of $2.7 million, was recognized on the sale. We sold virtually all of the assets of our Specialty Papers business, including the Nekoosa manufacturing plant. Approximately 90 employees were also transferred as a part of the sale. These operations are presented in our Consolidated Statements of Operations as discontinued operations for all years presented.
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
     Other Discontinued Operations Activity. In the fourth quarter of 2004, we recorded the settlement, reached in February 2005, of the Jazz Photo litigation associated with the Photo Color Systems business we sold in 1999. Pursuant to the Settlement Agreement, we paid $20.9 million in 2005 to Jazz Photo in exchange for a complete release of all claims by Jazz Photo (see Note 18 for further information).
     The results of discontinued operations for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended
	December 31,
(In millions)	2006	2005
Net revenue	$—	$20.1
Income before income taxes	—	2.4
Income tax provision	—	0.9

Income from operations of discontinued businesses, net of income tax	—	1.5

Gain from disposal of discontinued businesses, net of income tax	1.2	4.6

Income from discontinued operations	$1.2	$6.1

Note 5 — Supplemental Balance Sheet Information

	As of December 31,
(In millions)	2007	2006
Inventories, net
Finished goods	$308.7	$217.6
Work in process	34.7	19.6
Raw materials and supplies	22.7	20.8

Total inventories, net	$366.1	$258.0

Other Current Assets
Deferred income taxes	$53.1	$26.0
Other	56.8	32.3

Total other current assets	$109.9	$58.3

Property, Plant and Equipment
Land	$10.4	$1.7
Buildings and leasehold improvements	160.8	148.3
Machinery and equipment	370.3	478.5
Construction in progress	1.1	6.2

Total	$542.6	$634.7
Less accumulated depreciation	(371.1)	(456.7)

Property, plant and equipment, net	$171.5	$178.0

Other Assets
Deferred income taxes	$14.9	$16.3
Long term investments	1.8	2.0
Other	17.7	11.9

Total other assets	$34.4	$30.2

Other Current Liabilities
Rebates	$104.0	$65.3
Employee separation costs	23.9	2.2
Income taxes	18.2	9.7
Other	111.2	63.4

Total other current liabilities	$257.3	$140.6

Other Liabilities
Pension	$7.7	$9.8
Deferred income taxes	2.5	5.7
Other	34.8	29.5

Total other liabilities	$45.0	$45.0

Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(40.0)	$(77.5)
Pension adjustments, net of income tax	(4.4)	(13.6)
Cash flow hedging and other, net of income tax	0.3	(0.3)

Total accumulated other comprehensive loss	$(44.1)	$(91.4)

Note 5 — Supplemental Balance Sheet Information

	As of December 31,
	2007	2006
		Accounts
(In millions)	Inventory	Receivable*
Reserves and Allowances
Balance, as of December 31, 2004	$11.5	$12.8
Additions	5.0	29.8
Write-offs, net of recoveries	(6.2)	(32.4)

Balance, as of December 31, 2005	10.3	10.2
Additions	3.8	33.3
Write-offs, net of recoveries	(3.8)	(30.7)

Balance, as of December 31, 2006	10.3	$12.8
Additions	14.5	57.4
Write-offs, net of recoveries	(4.6)	(41.9)

Balance, as of December 31, 2007	$20.2	$28.3

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, terms discounts and the inability of certain customers to make the required payment.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
     The breakdown of intangible assets as of December 31, 2007 and 2006 was as follows:

	Trade		Customer
(In millions)	Names	Software	Relationships	Other	Total
December 31, 2007
Cost	$330.0	$54.6	$60.9	$8.8	$454.3
Accumulated amortization	(12.2)	(52.7)	(12.8)	(5.6)	(83.3)

Net	$317.8	$1.9	$48.1	$3.2	$371.0

December 31, 2006
Cost	$200.9	$51.7	$34.2	$7.3	$294.1
Accumulated amortization	(4.2)	(50.0)	(5.7)	(4.0)	(63.9)

Net	$196.7	$1.7	$28.5	$3.3	$230.2

     Based on the intangible assets in service as of December 31, 2007, estimated amortization expense for each of the next five years ending December 31 is as follows:

(In millions)	2008	2009	2010	2011	2012
Amortization expense	$21.6	$20.5	$19.9	$19.7	$17.3

Goodwill
     The following table presents the changes in goodwill allocated to our reportable segments during 2007 and 2006:

				Electronic
(In millions)	Americas	Europe	Asia Pacific	Products	Total
Balance as of December 31, 2005	$8.0	$2.5	$1.8	$—	$12.3
Memorex acquisition	55.3	—	—	—	55.3

Balance as of December 31, 2006	63.3	2.5	1.8	—	67.6
Memorex post-closing purchase price adjustments	(7.9)	—	—	—	(7.9)
Memcorp acquisition	—	—	—	33.6	33.6
TDK Recording Media acquisition	11.7	34.1	10.1	—	55.9
Adjustments of acquisition tax liabilities	(2.7)	—	—	—	(2.7)
Foreign currency translation adjustment	—	2.6	0.5	—	3.1
Goodwill impairment	(54.9)	(39.2)	—	—	(94.1)

Balance as of December 31, 2007	$9.5	$—	$12.4	$33.6	$55.5

     During the fourth quarter of 2007, we performed a goodwill impairment analysis in accordance with SFAS 142. As a result of the impairment analysis we recorded a goodwill impairment charge of $94.1 million consisting of a full impairment of the goodwill associated with our Americas-Consumer and Europe reporting units. Accounting standards require the consideration of current market capitalization when completing the annual goodwill impairment assessment. At stock price levels during the fourth quarter our book value was above our market capitalization, indicating the presence of a potential goodwill impairment which was analyzed and recorded. Prior to testing goodwill for impairment we tested our intangible assets for impairment under the provisions of SFAS 144 and determined that there were no impairments of these assets. We did not record impairment charges during the years ended December 31, 2006 and 2005.
     Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Imation has determined that its reporting units are its segments with the exception of the Americas data storage media segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations.
     In evaluating whether goodwill was impaired, we compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step one of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The summation of our reporting units’ fair values must be compared to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step two of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

     In determining the fair value of our reporting units under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with a residual growth rate of approximately 3 percent thereafter. We use management business plans and projections as the basis for expected future cash flows. Discount rates between 16 percent and 18 percent were required to discount our projections to our market capitalization based on our share price at the date of our annual impairment test.
     There are also various assumptions used under the market approach that affect the valuation of our reporting units. The most significant assumptions are the market multiples and control premium. In estimating the fair value of our company under the market approach, we considered the relative merits of commonly applied market capitalization multiples and the comparability of data between our Company and the guideline public companies. Based on this analysis, we determined the market value of invested capital to earnings before interest, taxes, depreciation, and amortization multiple to be the most appropriate valuation multiple to be applied in the application of the market approach. A control premium of 25 percent was used in our determination of fair value which represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the company. The control premium was determined by a review of premiums paid for similar companies over the past five years.
     As a result of our analysis of fair value from the combination of our discounted cash flow modeling and market comparisons, we utilized an implied stock price (on a marketable minority interest basis) of $21.17 per share in determining and allocating fair value to our reporting units as compared to a market price of $20.07 per share on the November 30, 2007 testing date for goodwill impairment.
     Based on the goodwill analysis performed as of November 30, 2007, goodwill in the Americas-Consumer and Europe reporting units failed Step one of the impairment test and Step two of the impairment test indicated that goodwill in these reporting units was fully impaired. The indicated excess in fair value over carrying value of the Company’s three other reporting units in Step one of the impairment test at November 30, 2007 and goodwill related to these reporting units is as follows:

		Excess of fair
		value over
(In millions)	Goodwill	carrying value
Americas-Commercial	$9.5	$81.8
Asia Pacific	12.4	69.0
Electronic Products	33.6	18.8
     Based on the goodwill analysis performed as of November 30, 2007, a change of 1 percent in the discount rate utilized corresponds to an implied stock price change of $0.75 and would change the fair value for the respective business units as follows:

	Change in Fair	Change in Fair
	Value from a	Value from a
	1% Decrease in	1% Increase in
(In millions)	Discount Rate	Discount Rate
Americas-Commercial	$15.0	$(15.0)
Asia Pacific	10.0	(10.0)
Electronic Products	5.0	(5.0)
     The TDK Recording Media acquisition included contractual provisions which require the purchase price to be adjusted if actual net assets received differ from a contractually specified target. The Company is finalizing negotiations to determine the purchase price and allocate tax bases to the assets purchased. In determining the purchase price of the TDK Recording Media acquisition, the Company made its best estimate of the outcome of this settlement process and of allocation of basis for tax purposes. If the ultimate settlement differs from the Company’s estimate, adjustments to the purchase price, the amount of goodwill and its respective tax basis may be required. To the extent that these adjustments are allocable to the reporting units where goodwill is impaired, the amount of the recorded impairment will be adjusted in future periods. The Company expects to complete the determination of the final purchase price in the first half of 2008.
Note 7 — Investments
     Our venture capital and minority equity investment portfolio consists of investments of $8.1 million and $9.7 million as of December 31, 2007 and 2006, respectively. These investments are accounted for on the cost basis. The carrying value of these investments has been reduced by other-than-temporary declines in fair value of $6.3 million and $7.7 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007, we do not have any other investments with unrealized losses that are deemed to be other-than-temporarily impaired, nor were there any investments for which the fair value was less than the carrying value.
Note 8 — Debt
     On March 30, 2006, we entered into a credit agreement with a group of banks that were party to a prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. This credit agreement was amended on July 24, 2007 and the following changes were made to the credit agreement (as amended, the Credit Agreement): (i) increased the credit facility from $300 million to $325 million and added an option to increase the facility to $400 million at a future date; (ii) extended the term for an additional year to March 29, 2012; (iii) permitted the Company’s acquisition of the TDK Recording Media business; (iv) increased the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modified the fixed charge coverage ratio definition and (vi) reduced the applicable interest rates. The Credit Agreement provides for revolving credit, including letters of credit. Borrowings under the Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to an additional 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditure less income taxes actually paid to interest expenses) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding and we complied with all covenants under the Credit Agreement as of December 31, 2007.
     In connection with the Memcorp acquisition which closed on July 9, 2007, we issued promissory notes totaling $37.5 million payable to Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the Sellers). Promissory notes payments totaling $30 million are due in quarterly installments over three years from the closing date, with an interest rate of 6 percent per annum, and not subject to offset. Payment of the $30 million obligation is further provided for by an irrevocable letter of credit issued pursuant to the Credit Agreement. The remaining $7.5 million obligation is payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6 percent per annum, which shall be unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers is satisfied prior to the 18-month maturity date, $3.75 million of such note shall be paid in advance of the maturity date, and provided further that if the existing obligation is not satisfied prior to the 18-month maturity date, $3.75 million of such note shall be withheld until such obligation is satisfied or the third anniversary of the closing date, whichever occurs first. As a result of an existing obligation of the Sellers being satisfied prior to the 18-month maturity date, we paid $3.75 million of such note during the third quarter of 2007. We also paid a quarterly installment in the amount of $2.5 million in the fourth quarter of 2007, in accordance with the note agreements.

     The following table summarizes our promissory notes liability as of December 31, 2007:

(In millions)	Amount
Unrestricted notes, due July 9, 2010, payable quarterly, bearing interest of 6%	$27.5
Offset notes, payable and due January 9, 2009, bearing interest of 6%	3.8

$31.3

     Maturities of promissory notes outstanding at December 31, 2007 for each of the next three years ending December 31 are as follows: $10.0 million in 2008, $13.8 million in 2009 and $7.5 million in 2010.
     As of December 31, 2007 and 2006, we had outstanding standby letters of credit of $33.1 million and $6.8 million, respectively. As of December 31, 2007, we had $7.2 million available under credit facilities of various subsidiaries outside the United States.
     Our interest expense, which includes letter of credit fees, facility fees and commitment fees under the Credit Agreement, for 2007, 2006 and 2005, was $2.6 million, $1.0 million and $0.7 million, respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $2.0 million, $0.8 million and $0.7 million, respectively.
Note 9 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
(In millions)	2007	2006	2005
Restructuring
Severance and severance related expense	$23.6	$8.6	$—
Lease termination costs	0.6	1.4	1.6
Reversal of severance and severance related expense from prior restructuring programs	—	(0.9)	(0.4)

Total restructuring	24.2	9.1	1.2

Asset impairments	8.4	2.8	—
Pension curtailment (Note 11)	1.4	—	—
Terminated employment agreement	(0.7)	—	—

Total	$33.3	$11.9	$1.2

2007 Activity
2007 Cost Reduction Restructuring Program
     In 2007, we announced a strategy focused on transforming Imation to a brand and product management company with a balanced portfolio of strong commercial and consumer brands. Consequently, we started a cost reduction restructuring program in our manufacturing, research and development (R&D), administrative and sales organizations to align our resources with our strategic direction. This program includes a reorganization of our magnetic data storage tape manufacturing operations and changes to our R&D organization to support an increasing focus on engineering and qualification of new products. We will focus manufacturing on magnetic tape coating operations at our existing plants in Camarillo, California and Weatherford, Oklahoma, and we will consolidate and outsource all converting operations for magnetic tape cartridges that are currently spread among three plants. We plan to discontinue all our manufacturing operations at our Wahpeton, North

Dakota plant, which we plan to exit by mid-2009. The R&D organization will be aligned to focus on key programs in support of future advanced magnetic tape formats and our increased growth and focus on consumer digital storage products and accessories.
     Severance, severance related costs and lease termination costs. During the second quarter of 2007, we recorded estimated severance and related benefits of $15.1 million related to our cost reduction program for our manufacturing and R&D organizations. During the third quarter of 2007, we recorded additional restructuring charges of $3.1 million related to reorganization of certain administrative and sales organizations. The charges in the third quarter of 2007 consisted of estimated severance and related benefits of $2.9 million and lease termination costs of $0.2 million. During the fourth quarter of 2007, we recorded additional restructuring charges of $3.3 million for severance and related costs related to reorganization of certain administrative and sales organizations.
     As of December 31, 2007, we estimate that a cumulative total of 835 positions will be eliminated under our cost reduction restructuring program by mid-2009, primarily in our manufacturing organization. The program is expected to result in $25 million to $30 million in annualized cost savings once the program is fully implemented, which is intended to counteract the impact of declining gross margins on tape products. We expect to incur a total of $35 million to $40 million in restructuring charges over two years related to this cost reduction program.
     The following tables summarize the restructuring liability and activity related to our 2007 cost reduction restructuring program which began in the second quarter of 2007. Cumulative changes in the restructuring accrual as of December 31, 2007 were as follows:

				Liability as of
	Initial Program	Additional	Cumulative	December 31,
(In millions)	Amounts	Charges	Usage	2007
Severance and other	$15.1	$6.2	$(7.7)	$13.6

	Initial			Balance as of
	Headcount		Cumulative	December 31,
	Amounts	Additions	Reductions	2007
Total employees affected	675	160	(376)	459
Asset Impairments
     In 2007, we incurred asset impairment charges of $8.4 million related to the abandonment of certain manufacturing and R&D assets as a result of the reorganization discussed above.
Pension Curtailment
     In 2007, we incurred a pension curtailment loss of $1.4 million as a result of the reorganization discussed above. See further discussion of the pension curtailment in Note 11.
Terminated Employment Agreement
     On April 2, 2007, the Board of Directors and Mr. Henderson mutually determined that Mr. Henderson would resign as Chairman of the Board and CEO of the Company effective as of the close of business on April 2, 2007 due to his continuing health issues. The Employment Agreement also terminated effective as of that date. We entered into an Employment Closure agreement dated April 2, 2007 with Mr. Henderson which provided that Mr. Henderson would continue as an inactive employee, receiving his 2007 salary, benefits and 2007 bonus eligibility under the our annual bonus plan through the period he was on short-term disability. It also provided for Mr. Henderson to apply for long-term disability benefits. The Employment Closure Agreement also provided that for so long as Mr. Henderson was entitled to receive benefits under our long-term disability plan, he would receive benefits paid by our disability insurance carrier in accordance with its ordinary policies and practices, which for Mr. Henderson included a disability payment of $7,500 per month. Mr. Henderson was to also receive other benefits as provided to all other similarly situated employees who were receiving benefits under our long-term disability plan. These benefits included: (i) coverage under our medical insurance plans (with Mr. Henderson continuing to pay the required employee premium for such benefits); (ii) continued vesting of his stock options (other than his performance-based stock option, which was forfeited) and restricted stock in accordance with their regular schedules;

and (iii) continued accrual of pension benefits. Once Mr. Henderson failed or ceased to be entitled to receive benefits under the Company’s long-term disability plan, his employment would terminate. Mr. Henderson continued to receive benefits under our long-term disability program until he passed away on November 5, 2007.
     Costs recorded in the second quarter of 2007 associated with the terminated employment agreement totaled $3.1 million and were comprised of $3.2 million of stock compensation costs for unvested awards expected to vest over the remaining term of the stock awards, $0.9 million of separation pay and other benefits and a reversal of $1.0 million of costs previously recorded under performance-based stock options due to the forfeiture of these awards under the agreements with Mr. Henderson. Costs for unvested stock awards were fully accrued in the second quarter as no future service was expected due to Mr. Henderson’s status as a disabled employee. Mr. Henderson’s passing resulted in the accounting recognition of a change in estimate resulting in the reversal of $3.8 million of expense in the third quarter of 2007 for unvested stock awards previously awarded and other costs recorded during the second quarter which will not be incurred.
TDK Recording Media Restructuring Costs
     During the third and fourth quarter of 2007, we recorded severance and other charges of $11.7 million, as we reorganized in conjunction with the TDK Recording Media acquisition and integration. We recorded $9.4 million of these amounts as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). The remaining $2.3 million of restructuring costs related to Imation operations and were reflected in our Consolidated Statements of Operations as restructuring and other expense. The following tables summarize the restructuring activity related to the TDK Recording Media restructuring program.

			Liability as of
	Initial Program	Cumulative	December 31,
(In millions)	Amounts	Usage	2007
Severance and other	$11.7	$(2.3)	$9.4

	Initial		Balance as of
	Headcount	Cumulative	December 31,
	Amounts	Reductions	2007
Total employees affected	172	(97)	75
2006 Imation and Memorex Restructuring Program
     Severance, severance related costs and lease termination costs. During the first quarter of 2007 we recorded lease termination costs of $0.4 million related to our 2006 Imation and Memorex restructuring program, which began in the second quarter of 2006. The 2006 Imation and Memorex restructuring program was substantially completed as of June 30, 2007.
2006 Activity
     Severance, severance related costs and lease termination costs. During the first quarter of 2006, we recorded severance and severance related charges of $1.8 million. The charges related to employee reductions in our Wahpeton, North Dakota and Camarillo, California

production facilities and consisted of estimated severance payments and related benefits associated with the elimination of approximately 100 positions. This program was substantially completed as of June 30, 2006.
     During the second quarter of 2006, we recorded $6.8 million of severance and severance related expense. These charges, as well as $1.4 million related to lease termination costs, were associated with historical Imation operations and were reflected in our Consolidated Statements of Operations for the year ended December 31, 2006. We also recorded restructuring accruals totaling $4.9 million as we reorganized in conjunction with the Memorex acquisition and integration, as well as continued our efforts to simplify structure. These accruals included $4.1 million of severance and other liabilities and $0.8 million for lease termination costs. Because these amounts were associated with the existing Memorex business, they were not reflected in our Consolidated Statements of Operations, but were recorded as adjustments to goodwill in accordance with EITF 95-3.
     In the third quarter of 2006, we recorded an additional accrual of $2.5 million for the termination of facility leases related to the acquired Memorex operations. We also recorded a reduction in the estimate of our severance and severance related obligations in the amount of $0.2 million. As these amounts were associated with the existing Memorex business, they were not reflected in our Consolidated Statements of Operations, but were recorded as adjustments to goodwill in accordance with EITF 95-3.
     During the fourth quarter of 2006, we re-evaluated the needs of our 2006 restructuring program and reduced the severance and severance related liability estimate by $0.5 million. This reduction was reflected in our Consolidated Statements of Operations for the year ended December 31, 2006. We also recorded an additional $0.2 million accrual for the termination of facility leases related to the acquired Memorex operations as an adjustment to goodwill in accordance with EITF 95-3.
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
2005 Activity
     Severance, severance related costs and lease termination costs. During the fourth quarter of 2005, we incurred $1.6 million for costs associated with the Tucson, Arizona production facility closing announced in 2004 and a lease termination. Production at the Tucson, Arizona facility was terminated on September 30, 2005, and the facility was closed by December 31, 2005. We also reversed approximately $0.4 million of excess accrual after re-evaluating the needs for our 2004 restructuring programs. The charge net of the reversal was $1.2 million.
Note 10 — Income Taxes
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Some state and foreign jurisdiction tax years remain open to examination for years before 2002; however, we believe any additional assessments for years before 2002 will not be material to our consolidated financial statements. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2003 through 2005 in the fourth quarter of 2006. The IRS proposed certain adjustments which resulted in an additional payment to the IRS and various states in the amount of approximately $3.2 million. As of December 31, 2007 this liability has been paid.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect benefit of approximately $2.5 million which is comprised of previously unrecognized tax benefits in the amount of $1.5 million and a reduction of international tax reserves in the amount of $1.0 million. This cumulative effect was accounted for as an increase to the January 1, 2007 balance of retained earnings.

     Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Amount
Balance at January 1, 2007	$7.3
Additions for tax positions of prior years	7.0
Reductions for tax positions of prior years	(0.2)
Settlements with taxing authorities	(3.6)
Lapse of the statue of limitations	(1.0)

Balance at December 31, 2007	$9.5

     The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized is $9.3 million as of December 31, 2007.
     Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the Consolidated Statements of Operations. During the years ended December 31, 2007, 2006, and 2005, we recognized approximately $0.6 million, $0.5 million and $0.4 million, respectively, in interest and penalties. We had approximately $1.0 million and $1.5 million accrued for the payment of interest at December 31, 2007, and 2006, respectively.
     We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. Insignificant amounts of interest expense will continue to accrue.
     The components of income (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
(In millions)	2007	2006	2005
U.S.	$(65.6)	$81.1	$83.2
International	31.0	30.7	23.5

Total	$(34.6)	$111.8	$106.7

     The income tax provision from continuing operations was as follows:

	Years Ended December 31,
(In millions)	2007	2006	2005
Current
Federal	$14.4	$20.9	$(0.2)
State	1.8	3.3	3.2
International	10.3	2.7	6.0
Deferred
Federal	(10.1)	16.5	14.0
State	(1.5)	1.2	2.3
International	0.9	(8.0)	(0.4)

Total	$15.8	$36.6	$24.9

     The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
(In millions)	2007	2006
Accounts receivable allowances	$12.2	$3.2
Inventories	13.9	10.6
Payroll, pension and severance	13.7	14.3
State tax credit carryforwards	8.2	7.8
Net operating loss carryforwards	25.4	18.5
Accrued liabilities and other reserves	19.6	8.4
Research and experimentation costs	9.7	17.5
Other, net	2.5	0.9

Gross deferred tax assets	105.2	81.2
Valuation allowance	(16.5)	(9.4)

Deferred tax assets	88.7	71.8

Property, plant and equipment	(14.6)	(14.5)
Intangible assets	(7.2)	(10.7)
Payroll, pension and severance	(1.3)	(1.8)
Other	(0.1)	(8.2)

Deferred tax liabilities	(23.2)	(35.2)

Net deferred tax assets	$65.5	$36.6

     The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and state tax credit carryforwards. The valuation allowance was $16.5 million, $9.4 million and $8.5 million as of December 31, 2007, 2006 and 2005, respectively. The increase in 2007 is primarily due to the acquisition of a foreign subsidiary. The increase in 2006 relates to new requirements primarily relating to tax law changes in the Netherlands. Of the aggregate net operating loss carryforwards totaling $90.3 million, $51.2 million will expire at various dates up to 2023 and $39.1 million may be carried forward indefinitely. State tax credit carryforwards of $8.2 million will expire between 2008 and 2021.
     The income tax provision from continuing operations differs from the amount computed by applying the statutory U.S. income tax rate (35 percent) because of the following items:

	Years Ended December 31,
(In millions)	2007	2006	2005
Tax at statutory U.S. tax rate	$(12.1)	$39.1	$37.3
State income taxes, net of federal benefit	1.2	3.1	4.0
Net effect of international operations	0.8	1.4	(1.2)
Reversal of valuation allowances	(2.5)	(0.7)	(4.3)
International audit settlements	—	(10.4)	(12.0)
Tax on foreign earnings	—	8.2	—
Goodwill impairment	28.9	—	—
Other	(0.5)	(4.1)	1.1

Income tax provision	$15.8	$36.6	$24.9

     Our 2007 income tax provision was reduced by $4.0 million as a result of the non-cash goodwill impairment charge that occurred in the fourth quarter of 2007.
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
     In 2007, 2006 and 2005 cash paid for income taxes, relating to both continuing and discontinued operations, was $9.6 million, $22.0 million and $5.2 million, respectively.
     As of December 31, 2007, approximately $101.7 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States.
Note 11 — Retirement Plans
     We have various non-contributory defined benefit pension plans covering substantially all U.S. employees and certain employees outside the United States. Total pension expense was $7.3 million, $8.3 million and $11.1 million in 2007, 2006 and 2005, respectively. The measurement date of our pension plans is December 31. We expect to contribute approximately $5 million to $6 million to our pension plans in 2008. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
     We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158) — an amendment of FASB Statements No. 87, 88, 106, and 132(R) on December 31, 2006. The initial recognition of the funded status of our defined benefit pension plans resulted in a decrease in shareholders’ equity of $3.2 million, net of a $1.7 million tax benefit. In connection with our actions taken under our 2007 cost reduction restructuring program, the number of employees accumulating benefits under our pension plan in the United States was reduced significantly, which resulted in the recognition of a curtailment loss of $1.4 million included as a component of restructuring and other in the Consolidated Statements of Operations in 2007. Further, as required by SFAS 158, we remeasured the funded status of our U.S. plan as of the date of the curtailment.
     We also incurred partial settlement losses of $1.0 million in 2007 as participants in the pension plan have the option of receiving cash lump sum payments when exiting the plan. Several participants that exited the pension plan elected to received lump sum payments and in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, once lump sum payments exceeded our 2007 service and interest costs a partial settlement event occurred and we recognized a pro rata portion of the previously unrecognized net actuarial loss. Further, as required by SFAS 158, we remeasured the funded status of our U.S. plan as of the date of the settlements.

     Obligations and funded status for the years ended December 31, 2007 and 2006 were as follows:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$131.9	$135.0	$73.1	$68.8
Acquisition	—	—	0.7	—
Service cost	6.6	8.3	0.5	0.5
Interest cost	7.4	7.0	3.6	3.3
Actuarial (gain) loss	0.9	(1.7)	(10.2)	6.9
Benefits paid	(30.7)	(16.7)	(2.5)	(0.3)
Foreign exchange rate changes	—	—	4.8	(6.3)
Curtailments	1.4	—	—	—
Settlements	—	—	—	0.2

Projected benefit obligation, end of year	$117.5	$131.9	$70.0	$73.1

Change in plan assets
Fair value of plan assets, beginning of year	$128.2	$124.8	$68.0	$60.3
Actual return on plan assets	13.1	13.1	3.2	4.3
Foreign exchange rate changes	—	—	2.7	3.4
Company contributions	1.0	7.0	4.6	6.2
Benefits paid	(30.7)	(16.7)	(2.5)	(6.2)

Fair value of plan assets, end of year	$111.6	$128.2	$76.0	$68.0

Funded status of the plan, end of year	$(5.9)	$(3.7)	$6.0	$(5.1)

Accumulated benefit obligation	$116.2	$131.2	$67.7	$71.4

     Amounts recognized in the Consolidated Balance Sheets for the years ended December 31, 2007 and 2006 consisted of the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2007	2006	2007	2006
Noncurrent assets	$—	—	$7.8	1.0
Noncurrent liabilities	(5.9)	(3.7)	(1.8)	(6.1)
Accumulated other comprehensive loss (gain) - pre-tax	8.1	11.7	(0.6)	9.3
     Amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2007	2006	2007	2006
Net loss	$7.3	$10.4	$0.7	$10.6
Prior service cost (credit)	0.8	1.3	(3.6)	(3.6)
Transition asset obligation	—	—	2.3	2.3

Total	$8.1	$11.7	$(0.6)	$9.3

     Information for pension plans with an accumulated benefit obligation in excess of plan assets included the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2007	2006	2007	2006
Projected benefit obligation, end of year	$117.5	$131.9	$—	$59.6
Accumulated benefit obligation, end of year	116.2	131.2	—	58.9
Plan assets at fair value, end of year	111.6	128.2	—	53.5
     Components of net periodic benefit costs included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
(In millions)	2007	2006	2005	2007	2006	2005
Service cost	$6.6	$8.3	$9.1	$0.7	$0.5	$0.5
Interest cost	7.4	7.0	7.4	3.6	3.3	3.2
Expected return on plan assets	(9.7)	(9.8)	(9.7)	(4.1)	(3.6)	(3.2)
Amortization of net actuarial loss	—	0.4	—	0.2	0.3	—
Amortization of prior service cost	0.2	0.2	0.2	—	—	0.1
Amortization of transition obligation	—	—	—	—	—	0.2

Net periodic benefit cost	$4.5	$6.1	$7.0	$0.4	$0.5	$0.8

Recognized net actuarial loss	—	—	0.3	—	—	0.1
Settlements and curtailments	2.4	1.2	2.2	—	0.5	0.7

Total pension cost	$6.9	$7.3	$9.5	$0.4	$1.0	$1.6

     The estimated prior service cost, net loss and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $0.4 million, $0.1 million and $6.2 million, respectively.
     Weighted-average assumptions used to determine benefit obligations as of December 31, 2007 and 2006 were as follows:

	United States		International
	As of December 31,		As of December 31,
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	5.40%	4.60%
Rate of compensation increase	4.75%	4.75%	3.70%	3.75%
     Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005, were as follows:

	United States			International
	As of December 31,			As of December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	5.90%	5.50%	5.75%	4.75%	4.45%	5.00%
Expected return on plan assets	8.00%	8.00%	8.00%	5.75%	5.70%	5.70%
Rate of compensation increase	4.75%	4.75%	4.75%	3.75%	3.40%	3.30%

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
     The plans’ weighted average asset allocations as of December 31, 2007 and 2006, by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2007	2006	2007	2006
Equity securities	59%	65%	38%	39%
Debt securities	19%	17%	36%	35%
Other	22%	18%	26%	26%

Total	100%	100%	100%	100%

     In the United States, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk, and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, debt securities at 15 to 25 percent and other investments at 10 to 25 percent. Management reviews our U.S. investment policy for the plan at least annually. Outside the United States, the investment objectives are similar to the United States, subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.
     The following benefit payments as of December 31, 2007, reflect expected future services and are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(In millions)	United States	International
2008	$29.0	$2.4
2009	$13.8	$2.6
2010	$16.6	$2.9
2011	$6.1	$3.4
2012	$7.2	$3.4
2013-2017	$40.9	$19.3
Note 12 — Employee Savings and Stock Ownership Plans
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
     We used shares of treasury stock to match employee 401(k) contributions for 2007, 2006 and 2005. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $3.4 million in both 2007 and 2006 and $3.6 million in 2005.
Note 13 — Stock-Based Compensation
     We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program. We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan) and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively, the Stock Plans).

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
     The 2005 Incentive Plan was approved and adopted by our shareholders on May 4, 2005, and became effective immediately. The 2005 Incentive Plan permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock and stock-based awards. The total number of shares of common stock that may be issued or awarded under the 2005 Incentive Plan may not exceed 2.5 million, of which the maximum number of shares that may be awarded pursuant to grants of restricted stock, restricted stock units and stock awards is 1.5 million. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. For directors, the options generally become exercisable in full on the first anniversary of the grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As of December 31, 2007, there were 1,094,372 shares available for grant under the 2005 Incentive Plan.
Stock Options
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
     The table below illustrates the effect on net income and earnings per share if the fair value of options granted had been recognized as compensation expense on a straight-line basis over the vesting periods in accordance with the provisions of SFAS 123 during the year ended December 31, 2005:

Year Ended
December 31,
(In millions, except per share amounts)	2005
Net income, as reported	$87.9
Add: Stock-based employee compensation expense included in net income, net of income tax	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method of accounting, net of income tax	(5.8)

Pro forma net income	$83.0

Earnings per share:
Basic — as reported	$2.59
Basic — pro forma	$2.45

Diluted — as reported	$2.54
Diluted — pro forma	$2.37
     The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Volatility	29%	33%	42%
Risk-free interest rate	4.60%	4.99%	3.89%
Expected life (months)	63	58	60
Dividend yield	1.7%	1.3%	1.2%
     The following table summarizes stock option activity for the years ended December 31, 2007 and 2006:

			Weighted
			Average
		Weighted	Remaining
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding December 31, 2005	4,115,633	$30.82
Granted	662,070	41.76
Exercised	(1,204,781)	26.20
Canceled	(57,004)	24.49
Forfeited	(136,939)	36.93

Outstanding December 31, 2006	3,378,979	34.48	6.1	$40,385,150
Granted	606,312	37.54
Exercised	(293,954)	26.24
Canceled	(80,385)	33.08
Forfeited	(461,191)	39.34

Outstanding December 31, 2007 *	3,149,761	$35.16	6.0	$—

Exercisable as of December 31, 2007 *	1,907,954	$33.23	4.6	$—

*	The aggregate intrinsic value at December 31, 2007 was not meaningful as our stock price of $21.00 on December 31, 2007 was below the majority of the outstanding stock options’ exercise price.

     The following table summarizes outstanding and exercisable options as of December 31, 2007:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Stock	Contractual	Exercise	Stock	Exercise
Prices	Options	Life (Years)	Price	Options	Price
$14.15 to $19.20	108,459	1.1	$17.66	108,459	$17.66
$19.56 to $23.95	203,497	3.4	23.22	203,497	23.22
$24.10 to $28.70	1,370	2.4	25.15	1,370	25.15
$28.75 to $39.38	1,885,640	6.6	34.52	1,054,505	32.99
$39.45 to $41.75	905,895	6.0	40.83	526,723	40.54
$41.76 to $46.97	44,900	8.4	44.27	13,400	43.99

$14.15 to $46.97	3,149,761	6.0	$35.16	1,907,954	$33.23

     A summary of the status of our non-vested stock options as of December 31, 2007, including changes during the years ended December 31, 2007 and 2006, is presented below:

		Weighted
		Average
		Grant Date
	Stock	Fair Value
Non-vested Stock Options	Options	Per Share
Non-vested stock options outstanding as of December 31, 2005	1,839,542	$12.76
Granted	662,070	13.52
Vested	(632,180)	13.21
Forfeited	(136,939)	13.98

Non-vested stock options outstanding as of December 31, 2006	1,732,493	12.79
Granted	606,312	10.95
Vested	(635,807)	13.78
Forfeited	(461,191)	10.13

Non-vested stock options outstanding as of December 31, 2007	1,241,807	$12.36

     The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $3.5 million and $23.1 million, respectively. Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 was $7.0 million and $8.8 million before income taxes, respectively. The related tax benefit was $2.2 million and $2.9 million for the years ended December 31, 2007 and 2006, respectively. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $8.8 million and $8.3 million, respectively. As of December 31, 2007, there was $11.7 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.41 years. The impact of accounting for stock-based compensation under the provisions of SFAS 123(R) on both basic and diluted earnings per share for the years ended December 31, 2007 and 2006 was $0.14 per share and $0.17 per share, respectively.

Restricted Stock
     The following table summarizes restricted stock activity for the years ended December 31, 2007 and 2006:

		Weighted
		Average Grant
		Date Fair
	Restricted	Value Per
	Stock	Share
Outstanding December 31, 2005	157,059	$35.51
Granted	112,996	41.91
Vested	(47,976)	36.08
Forfeited	(7,916)	36.87

Outstanding December 31, 2006	214,163	38.71
Granted	118,143	38.08
Vested	(69,834)	38.57
Forfeited	(55,243)	38.33

Outstanding December 31, 2007	207,229	$38.52

     The total intrinsic value of restricted stock vested during the years ended December 31, 2007 and 2006 was $2.5 million and $2.0 million, respectively. Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 was $3.2 million and $2.2 million before income taxes, respectively. The related tax benefit was $1.2 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $5.6 million of total unrecognized compensation expense related to restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.47 years.
Note 14 — Derivatives and Hedging Activities
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward, option contracts and option combination strategies to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration at inception from less than one to 14 months. We do not hold or issue derivative financial instruments for speculative or trading purposes, and we are not a party to leveraged derivatives.
     We are exposed to the risk of nonperformance by our counter-parties in foreign currency forward and option contracts, but we do not anticipate nonperformance by any of these counter-parties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits, and by using major international banks and financial institutions as counter-parties.
Cash Flow Hedges
     We attempt to mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in currency exchange rates through the use of option, forward and combination option contracts. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge items. This process includes linking all derivatives to forecasted transactions.
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
     As of December 31, 2007 and 2006, cash flow hedges ranged in duration from one to 12 months and had a total notional amount of $219.1 million and $245.5 million, respectively. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $2.1 million, $1.2 million and $0.5 million were reclassified into the Consolidated Statements of Operations in 2007, 2006 and 2005, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2007 was $0.3 million, pre-tax, which depending on market factors is expected to reverse in the Consolidated Balance Sheet or be reclassified into operations in 2008.
Other Hedges
     We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in the Consolidated Statements of Operations. As of December 31, 2007 and 2006, we had a notional amount of forward contracts of $102.3 million and $67.8 million, respectively, to hedge our recorded balance sheet exposures.
Fair Value Disclosure
     As of December 31, 2007 and 2006, the fair value of our foreign currency forward and option contracts outstanding was $1.2 million and $1.0 million, respectively. The estimated fair market values were determined using available market information or other appropriate valuation methodologies.
Note 15 — Leases
Operating Leases
     Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $13.1 million, $18.2 million and $12.4 million in 2007, 2006 and 2005, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2007:

(In millions)	2008	2009	2010	2011	2012	Thereafter	Total
Minimum lease payments	$16.7	$10.5	$4.3	$2.9	$0.9	$0.6	$35.9

Sale-Leaseback Transactions
     In 2002, we executed a sale-leaseback transaction related to an expanded manufacturing facility that we had constructed in Wahpeton, North Dakota. The terms of this agreement include monthly payments by us to the buyer/lessor. In 2003, we executed another sale-leaseback transaction related to a portion of our manufacturing facility in Camarillo, California. We accepted a note from the buyer/lessor for a portion of the sale price and are required, under the lease agreement, to make monthly payments to the buyer/lessor. As a result of our continuing involvement with each of the facilities, the agreements have been accounted for as financings. As of December 31, 2007 and 2006, net assets totaling $4.4 million and $4.7 million, respectively, are included in property, plant and equipment related to these facilities.

     The following table sets forth the future minimum payments related to these obligations as of December 31, 2007:

(In millions)	2008	2009	2010	2011	2012	Thereafter	Total
Minimum lease payments	$0.9	$0.8	$0.5	$0.4	$0.4	$3.8	$6.8

Note 16 — Shareholders’ Equity
     In 2006, we adopted a shareholder rights plan under which we have issued one preferred share purchase right (Right) for each share of our common stock. If it becomes exercisable, each Right will entitle its holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $160, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of our outstanding common stock, or after the first public announcement relating to a tender offer or exchange offer that would result in a person or group beneficially owning 15 percent or more of our outstanding shares of common stock subject to certain exceptions. The Rights expire on July 1, 2016 and may be redeemed earlier by the Board of Directors for $0.01 per Right.
     The shareholder rights plan was amended effective July 30, 2007 to change the definition of acquiring person to exclude TDK Corporation and its affiliates at any time during the period (TDK Standstill Period) beginning at the time, if any, that TDK and its affiliates own 15 percent or more of the outstanding shares of common stock and ending at the time, if any, that TDK and its affiliates cease to own at least 75 percent of the shares issued related to the acquisition of the TDK Recording Media business or cease to be holders of record of at least 10 percent of the common stock as a result of Imation issuing additional shares.
     TDK can not become the beneficial owner of more than 21 percent of the common stock outstanding at any time during the TDK Standstill Period other than as a result of a reduction in the number of shares outstanding due to Imation repurchasing shares of common stock and is limited to 22 percent in this event. TDK shall dispose of a sufficient number of shares of common stock within 10 days after becoming aware that the percentage has been surpassed such that TDK shall be the beneficial owner of no more than 21 percent of the common stock then outstanding.
     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. On April 17, 2007, our Board of Directors authorized the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. During 2007, 2006 and 2005, we repurchased 3.8 million shares, 0.9 million shares and 0.5 million shares, respectively. As of December 31, 2007, we had repurchased 3.8 million shares under the latest authorization and held, in total, 4.5 million shares of treasury stock acquired at an average price of $25.27 per share. On January 28, 2008, the Board of Directors authorized a share repurchase program increasing total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization.
Note 17 — Business Segment Information and Geographic Data
     We operate in two markets; selling removable data storage media and accessories for use in the personal storage, network and enterprise data center markets and selling consumer electronic products and accessories. We completed the Memcorp acquisition and entered into the consumer electronics market during the third quarter of 2007. Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronics are sold through our new Electronic Products (EP) segment. The EP segment is currently focused primarily in North America and primarily under the Memorex brand name.
     We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense, restructuring and other expenses and non-cash goodwill impairment charge which are not allocated to the segments. We believe this avoids distorting the operating income for the segments.
     Net revenue and operating income were as follows:

	Years Ended December 31,
(In millions)	2007	2006	2005
Net Revenue
Americas	$959.3	$838.9	$577.3
Europe	655.7	524.3	456.2
Asia Pacific	328.9	221.5	224.6
Electronic Products	118.1	—	—

Total	$2,062.0	$1,584.7	$1,258.1

Operating Income
Americas	$82.1	$128.9	$108.0
Europe	45.2	48.1	51.3
Asia Pacific	23.5	17.1	16.1
Electronic Products	5.5	—	—
Corporate and unallocated	(189.3)	(85.9)	(72.1)

Total	$(33.0)	$108.2	$103.3

     We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review. Corporate and unallocated amounts above include a non-cash goodwill impairment charge of $94.1 million for the year ended December 31, 2007 as well as restructuring and other costs of $33.3 million, $11.9 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     We have five major product categories: optical, magnetic, flash media, electronic products and accessories and other. Net revenue by product category was as follows:

	Years Ended December 31,
(In millions)	2007	2006	2005
Optical products	$954.2	$680.3	$450.7
Magnetic products	703.9	660.8	700.5
Flash media products	157.1	146.6	57.8
Electronic products	118.1	—	—
Accessories and other	128.7	97.0	49.1

Total	$2,062.0	$1,584.7	$1,258.1

     The following tables present net revenue and long-lived assets by geographical region:

	Years Ended December 31,
(In millions)	2007	2006	2005
Net Revenue
United States	$958.2	$722.7	$450.9
International	1,103.8	862.0	807.2

Total	$2,062.0	$1,584.7	$1,258.1

	As of December 31,
(In millions)	2007	2006	2005
Long-Lived Assets
United States	$167.0	$174.6	$190.9
International	4.5	3.4	4.1

Total	$171.5	$178.0	$195.0

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2007, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2007 would not be material to our financial position.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51percent owned subsidiary GDM is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and MBI (Imation’s partner in GDM). Philips alleges that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringe one or more patents that are not covered by the cross-license. Philips claims damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Imation believed then and continues to believe that Philips’ claims are without merit.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M Company to Imation. Philips did not contest Imation’s Motion and on November 26, 2007, the parties filed a stipulation affirming that the cross-license was validly assigned to Imation. Discovery is ongoing and all remaining issues continue to be in dispute. The court has currently scheduled trial of the matter for mid-2009.

SanDisk
     On July 11, 2007, SanDisk Corporation filed a patent infringement action in U.S. District Court, Northern District of California, against Imation and its subsidiary, Memorex Products, Inc. This action alleged that we have infringed a patent held by SanDisk (U.S. Patent 5,602,987) by offering and selling USB flash drives. On September 6, 2007, SanDisk voluntarily withdrew its lawsuit without prejudice.
     On October 24, 2007, SanDisk Corporation filed another patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringe these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States. On January 9, 2008, Imation filed its response to the complaint.
     Because some of our suppliers are already licensed by SanDisk and we are indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.
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
Environmental Matters
     Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2007, we had environmental-related accruals totaling approximately $0.5 million and we have minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.
Note 19 — Related Party Transactions
     As a result of the TDK Recording Media business acquisition, TDK became our largest shareholder and owned approximately 20 percent of our shares as of December 31, 2007. In connection with the acquisition we entered into a Supply Agreement and a Transition Services

Agreement with TDK. For details on the Supply Agreement see Note 3 above. Under the Transition Services Agreement, TDK will provide certain services to assist in the transfer of the TDK Recording Media business to Imation.
     In 2007, 2006 and 2005, Imation sold products and services in the aggregate amounts of approximately $25 million, $75 million and $50 million, respectively, to TDK or its affiliates, and purchased products and services in the aggregate amounts of approximately $31 million, $6 million and $11 million, respectively, from TDK or its affiliates. Fees under the Transition Services Agreement were approximately $11 million in 2007. Trade payables to TDK or its affiliates were $7.5 million at December 31, 2007. Trade receivables from TDK or its affiliates were $0.1 million at December 31, 2007.
Note 20 — Quarterly Data (Unaudited)

(In millions, except per share amounts)	First	Second	Third	Fourth	Total(1)
2007
Net revenue	$421.9	$412.8	$525.5	$701.8	$2,062.0
Gross profit	81.8	72.5	85.7	115.9	355.9
Goodwill impairment	—	—	—	94.1	94.1
Operating (loss) income	23.6	(2.6)	16.3	(70.3)	(33.0)
Net income (loss)	15.7	(1.4)	9.4	(74.1)	(50.4)
Earnings (loss) per common share:
Basic	$0.45	$(0.04)	$0.24	$(1.91)	$(1.36)
Diluted	0.44	(0.04)	0.24	(1.91)	(1.36)

2006
Net revenue	$335.2	$365.8	$424.7	$459.0	$1,584.7
Gross profit	79.2	84.2	88.3	92.4	344.1
Operating income	29.3	18.6	28.3	32.0	108.2
Income from continuing operations	19.4	12.9	18.5	24.4	75.2
Discontinued operations	—	1.2	—	—	1.2
Net income	19.4	14.1	18.5	24.4	76.4
Earning per common share, continuing operations:
Basic	$0.56	$0.37	$0.54	$0.70	$2.17
Diluted	0.55	0.37	0.53	0.69	2.14
Earnings per common share, discontinued operations:
Basic	$—	$0.03	$—	$—	$0.03
Diluted	—	0.03	—	—	0.03
Earnings per common share, net income:
Basic	$0.56	$0.41	$0.54	$0.70	$2.21
Diluted	0.55	0.40	0.53	0.69	2.17

(1)	The sum of the quarterly earnings per share may not equal the annual earnings per share due to changes in average shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007, the end of the period covered by this report, the President and Chief Executive Officer, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     Changes in Internal Controls. During the fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of integrating certain acquired entities onto its information technology system. Our TDK Recording Media acquired business in the U.S. and certain foreign locations were integrated into the system during the fourth quarter of 2007. Management does not currently believe that these implementations will adversely affect the Company’s internal control over financial reporting.
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
     Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2007, Imation’s internal control over financial reporting was effective, based on those criteria.
     Management’s assessment of the effectiveness of Imation’s internal control over financial reporting as of December 31, 2007 excluded the assets of the TDK Recording Media business and the Memcorp business, which were each acquired in July 2007 in a purchase business combination. The TDK Recording Media business and the Memcorp business are operations of Imation whose total assets and total net sales represented 19.2 percent of consolidated total assets and 19.1 percent of consolidated net sales, respectively, of Imation as of and for the year ended December 31, 2007. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition under guidelines established by the SEC.
     Attestation Report of Independent Registered Public Accounting Firm. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided on page 41.
Item 9B. Other Information.
     None.

PART III
     Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2008.
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
     Information regarding our Board of Directors as of February 29, 2008 is set forth below:
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
     Linda W. Hart, Vice Chairman and Chief Executive Officer, Hart Group, Inc. (a diversified group of companies primarily involved in residential and commercial building materials) and Non-Executive Chairman of our Board.
     Ronald T. LeMay, Industrial Partner of Ripplewood Holdings, LLC (a private equity fund), Executive Chairman and Chief Executive Officer, Last Mile Connections, Inc. (a network bandwidth exchange and solutions provider), Chairman of AirCell Inc. (a designer, manufacturer and marketer of airborne telecommunication systems) and Chairman, October Capital (a private investment company).
     Raymond Leung, Chairman and Chief Executive Officer of TDK China Co., LTD (TDK Corporation’s Asian subsidiary in China), Senior Vice President of TDK Corporation Japan and Chairman of SAE Magnetics (HK) Ltd. (a wholly owned subsidiary of TDK engaged in the development, manufacture and sale of HDD heads).
     Mark E. Lucas, Chairman and Chief Executive Officer, Geneva Watch Group (a designer, manufacturer and distributor of watches, pens and clocks) and former President and Chief Executive Officer, Altec Lansing Technologies (a provider of powered, portable, personal and interactive audio products).
     L. White Matthews, III, retired Executive Vice President and Chief Financial Officer, Ecolab Inc. (a developer and marketer of cleaning and sanitizing products and services) and former Chief Financial Officer and Executive Vice President, Union Pacific Corporation (a company involved in rail/truck transportation and oil/gas exploration and production).
     Charles Reich, retired Executive Vice President of 3M Health Care, a major business segment of 3M Company (a diversified technology company).
     Frank P. Russomanno, President and Chief Executive Officer, Imation. See Executive Officers of the Registrant in Item 1 of this Form 10-K for further information.
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
     See Part I of this Form 10-K, “Executive Officers of the Registrant.” The Sections of the Proxy Statement entitled “Board of Directors-Director Independence and Determination of Audit Committee Financial Expert,” “Board of Directors-Meetings of the Board and Board Committees,” “Information Concerning Solicitation and Voting — Section 16(a) Beneficial Ownership Reporting Compliance” and “Item No. 1-Election of Directors — Information Concerning Directors” are incorporated by reference into this Form 10-K.

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
Item 11. Executive Compensation.
     The Sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “ Board of Directors - Compensation of Directors” are incorporated by reference into this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners,” “Information Concerning Solicitation and Voting - Security Ownership of Management” and “Item No. 3 Approval of the 2008 Stock Incentive Plan - Equity Compensation Plan Information” are incorporated by reference into this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting - Related Person Transactions,” “Board of Directors — Related Person Transaction Policy” and “Board of Directors — Director Independence and Determination of Audit Committee Financial Expert” as well as the biographical material pertaining to Mr. Raymond Leung, located in the Proxy Statement under the heading “Item No. 1 Election of Directors — Information Concerning Directors” are incorporated by reference into this Form 10-K.
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

3. Exhibits
     The following Exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated May 7, 2007, among Hopper Radio of Florida, Inc., Memcorp, Inc., Memcorp Asia Limited and Imation Corp. (incorporated by reference to Exhibit 2.1 of Imation’s Form 10-Q for the quarter ended March 31, 2007)

2.2+	Acquisition Agreement, dated April 19, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on April 25, 2007)

2.3	Acquisition Agreement, dated January 19, 2006, by and between Imation Corp. and Memorex International Inc. (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on January 25, 2006)

2.4	Inducement Agreement, dated January 19, 2006, among Hanny Holding Limited, Hanny Magnetics (B.V.I.) Limited, Investor Capital Management Asia Limited, Investor Capital Partners — Asia Fund L.P, Global Media Limited, Memorex Holdings Limited and Imation Corp. (incorporated by reference to Exhibit 2.2 to Imation’s Form 8-K Current Report filed on January 25, 2006)

3.1	Restated Certificate of Incorporation of Imation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)

3.2	Amended and Restated Bylaws of Imation (incorporated by reference to Exhibit 3.1 of Imation’s Form 10-Q for the quarter ended March 31, 2007)

4.1	Rights Agreement between Imation and The Bank of New York, as Rights Agent, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

4.2	First Amendment to Rights Agreement, dated as of July 30, 2007 (incorporated by reference to Exhibit 4.3 to Imation’s Registration Statement on Form 8-A/A filed on August 1, 2007)

4.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

10.1*	Form of Amended and Restated Severance Agreement with Executive Officers

10.2*	Employment Closure Agreement between Imation Corp. and Mr. Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on April 2, 2007)

10.3*	Directors Compensation Program, as amended

10.4+	Trademark License Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.5+	IMN Trademark License Agreement, dated July 31, 2007, by and between IMN Data Storage Holdings C.V. and TDK Corporation (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.6+	Supply Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.7	Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.8*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)

10.9*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1- 14310)

10.10*	Form of Indemnity Agreement between Imation and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)

10.11*	Imation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10- K for the year ended December 31, 2003)

10.12*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)

10.13	Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2003)

10.14	Amendment Agreement to Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on January 26, 2006)

10.15*	Form of Restricted Stock Award Agreement between Imation and Frank Russomanno (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.16*	Description of Compensatory arrangement between Imation and Frank Russomanno (incorporated by reference to Imation’s Form 8-K Current Report filed on November 14, 2006)

10.17*	Employment Agreement dated May 13, 2004 between Imation and Bruce A. Henderson (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2004)

Number	Description of Exhibit

10.18*	Amendment to Performance Stock Option Agreement between Imation and Bruce A. Henderson dated February 2, 2005 (incorporated by reference to Exhibit 1.01 to Imation’s Form 8-K Current Report filed on February 7, 2005)

10.19*	Amendment to Mr. Henderson’s Performance Option Agreement (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.20*	Amendment to Employment Agreement between Imation and Bruce Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on March 3, 2006)

10.21*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.22*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.23*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.24*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.25*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.26*	Form of Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.27*	Form of Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.28*	Form of Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.29*	Form of Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.30*	Description of 2007 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on January 12, 2007)

10.31*	Description of 2008 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on January 25, 2008)

10.32*	Imation 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.33*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.34*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.35*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.36*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.37*	Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.38*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.39*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.40*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.41*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.42*	Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.43*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.44*	Form of Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.45*	Form of Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)

Number	Description of Exhibit

10.46*	Form of Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.47*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.48*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.49*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.50*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.51*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.52*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.53*	Credit Agreement between Imation and a Consortium of Lenders dated as of March 29, 2006 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on April 5, 2006)

10.54*	Amendment to the Credit Agreement between Imation Corp. and Consortium of Lenders dated as of July 24, 2007 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on July 30, 2007)

21.1	Subsidiaries of Imation Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

+	Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been deleted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
IMATION CORP.

By:	/s/ FRANK P. RUSSOMANNO
Frank P. Russomanno
President and Chief Executive Officer

Date: February 29, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK P. RUSSOMANNO	President and Chief Executive Officer	February 29, 2008
Frank P. Russomanno	(Principal Executive Officer)

/s/ PAUL R. ZELLER	Vice President and Chief Financial Officer	February 29, 2008
Paul R. Zeller	(Principal Financial Officer)

/s/ SCOTT J. ROBINSON	Corporate Controller and Chief Accounting Officer	February 29, 2008
Scott J. Robinson	(Principal Accounting Officer)

*	Director	February 29, 2008
Michael S. Fields

*	Director	February 29, 2008
Charles A. Haggerty

*	Director	February 29, 2008
Linda W. Hart

*	Director	February 29, 2008
Ronald T. LeMay

* Raymond Leung	Director	February 29, 2008

*	Director	February 29, 2008
Mark E. Lucas

*	Director	February 29, 2008
L. White Matthews, III

*	Director	February 29, 2008
Charles Reich

*	Director	February 29, 2008
Glen A. Taylor

*	Director	February 29, 2008
Daryl J. White

*By:	/s/ JOHN L. SULLIVAN
John L. Sullivan
Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Form of Amended and Restated Severance Agreement with Executive Officers

10.3	Directors Compensation Program, as amended

21.1	Subsidiaries of Imation Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002