Form 10-Q
period 2008-03-31
IMATION CORP
filed 2008-05-08
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,657,039 shares of Common Stock, par value $0.01 per share, were outstanding at May 2, 2008.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net revenue	$530.9	$421.9
Cost of goods sold	432.2	340.1

Gross profit	98.7	81.8

Selling, general and administrative expense	71.9	45.2
Research and development expense	6.6	12.4
Restructuring and other expense	0.7	0.6

Total	79.2	58.2

Operating income	19.5	23.6

Other (income) and expense
Interest income	(0.9)	(2.5)
Interest expense	0.7	0.3
Other expense, net	1.4	0.7

Total	1.2	(1.5)

Income before income taxes	18.3	25.1

Income tax provision	7.3	9.4

Net income	$11.0	$15.7

Earnings per common share
Basic	$0.29	$0.45
Diluted	0.29	0.44

Weighted average shares outstanding
Basic	37.7	34.9
Diluted	37.8	35.4

Cash dividend paid per common share	$0.16	$0.14
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$105.5	$135.5
Accounts receivable, net	417.0	507.1
Inventories, net	370.2	366.1
Other current assets	118.6	109.9

Total current assets	1,011.3	1,118.6
Property, plant and equipment, net	167.2	171.5
Intangible assets, net	367.5	371.0
Goodwill	55.3	55.5
Other assets	36.6	34.4

Total assets	$1,637.9	$1,751.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$286.4	$350.1
Accrued payroll	15.1	13.5
Other current liabilities	237.3	257.3
Current maturities of long-term debt	—	10.0

Total current liabilities	538.8	630.9
Other liabilities	44.7	45.0
Long-term debt, less current maturities	—	21.3
Commitments and contingencies
Shareholders’ equity	1,054.4	1,053.8

Total liabilities and shareholders’ equity	$1,637.9	$1,751.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$11.0	$15.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.6	10.5
Deferred income taxes	1.9	(0.6)
Stock-based compensation	2.6	3.0
Excess tax benefits from exercise of stock options	—	(0.1)
TDK post-closing purchase price adjustment	(2.3)	—
Other	1.2	1.1
Changes in operating assets and liabilities:
Accounts receivable	107.6	26.1
Inventories	5.7	(42.7)
Other assets	(5.8)	(5.1)
Accounts payable	(75.0)	14.7
Accrued payroll and other liabilities	(26.7)	(16.4)

Net cash provided by operating activities	32.8	6.2

Cash Flows from Investing Activities:
Proceeds from working capital adjustments related to Memorex	1.0	7.9
Capital expenditures	(2.4)	(5.4)
Acquisition of minority interest	(8.0)	—

Net cash (used in) provided by investing activities	(9.4)	2.5

Cash Flows from Financing Activities:
Debt repayment	(31.3)	—
Purchase of treasury stock	(19.4)	—
Exercise of stock options	0.1	3.3
Dividend payments	(6.0)	(4.9)
Excess tax benefits from exercise of stock options	—	0.1

Net cash used in financing activities	(56.6)	(1.5)

Effect of exchange rate changes on cash and cash equivalents	3.2	(0.3)

Net change in cash and cash equivalents	(30.0)	6.9
Cash and cash equivalents — beginning of period	135.5	252.5

Cash and cash equivalents — end of period	$105.5	$259.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The interim Condensed Consolidated Financial Statements of Imation Corp. (Imation, the Company, we, us or our) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Condensed Consolidated Financial Statements and Notes are presented in accordance with the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.
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
     The December 31, 2007 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Weighted Average Basic and Diluted Shares Outstanding
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

	Three Months Ended
	March 31,
(In millions)	2008	2007
Weighted average number of shares outstanding during the period	37.7	34.9
Dilutive effect of stock-based compensation plans	0.1	0.5

Weighted average number of diluted shares outstanding during the period	37.8	35.4

     As of March 31, 2008 and 2007, certain options to purchase approximately 3,040,000 and 39,500 shares, respectively, of our common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
Note 3 — Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 defines fair value based upon an exit price model.

     In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     Effective January 1, 2008, we adopted SFAS 157 for all financial instruments and nonfinancial instruments accounted for at fair value on a recurring basis as required.
     As of March 31, 2008, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forward, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are readily available in the public market or can be derived from information available in publicly quoted markets (Level 1).
     Our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008, were as follows:

		Quoted prices in
		active markets	Significant other
		for identical	observable	Unobservable
	March 31,	assets	inputs	inputs
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$0.4	$0.4	$—	$—
Derivative liabilities	(4.7)	(4.7)	—	—

Total	$(4.3)	$(4.3)	$—	$—

     Net realized losses on derivative instruments of $0.6 million were recognized in the Condensed Consolidated Statement of Operations during the three-month period ended March 31, 2008. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive loss in shareholders’ equity as of March 31, 2008 was $5.7 million, pre-tax, which, depending on market factors, is expected to reverse in the balance sheet or be recognized in operations in 2008.
Note 4 — Business Combinations
Imation Corporation Japan
     On March 16, 2008, we completed the acquisition of the 40 percent minority interest in Imation Corporation Japan (ICJ). The purchase price for the acquisition was $8.0 million, which was paid in cash. The transaction was accounted for using the step acquisition method prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements. The step acquisition method requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired.
     The following table presents the excess purchase price over historical book value as of March 31, 2008:

(In millions)	Amount
Cash consideration	$8.0
Interest acquired in historical book value of ICJ	(7.1)

Excess purchase price over historical book value	$0.9

     The following table summarizes the preliminary allocation of the excess purchase price over historical book value arising from the acquisition based on the preliminary analysis as we await the completion of evaluation of the fair value of the assets that were acquired and liabilities that were assumed:

(In millions)	Amount
Customer relationships	$0.8
Inventory	0.1
Goodwill	0.4
Deferred tax liability	(0.4)

Excess purchase price over historical book value	$0.9

     The weighted average life of the intangible asset is six years. The effects of the acquisition do not materially change our results of operations. Therefore, pro forma disclosures are not included.
TDK Recording Media
     On July 31, 2007, we completed the acquisition of substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products under the TDK Life on Record brand name (TDK Recording Media), from TDK Corporation, a Japanese corporation (TDK), pursuant to an acquisition agreement dated April 19, 2007, between Imation and TDK (the TDK Acquisition Agreement). As provided in the TDK Acquisition Agreement, we acquired substantially all of the assets of TDK Recording Media operations, including the assets or capital stock of certain of TDK’s operating subsidiaries engaged in TDK Recording Media operations, and use of the TDK Life on Record brand name for current and future recording media products including magnetic tape, optical media, flash media and accessories.
     In conjunction with the acquisition, we issued to TDK approximately 6.8 million shares of Imation common stock valued at $216.7 million and paid $54.9 million in cash to TDK for a total of $271.6 million. We may pay additional cash consideration of up to $70 million to TDK, contingent on future financial performance of the acquired business. Additional cash consideration, if paid, will be recorded as additional goodwill.
     The TDK Acquisition Agreement provided for a future purchase price adjustment related to the target working capital amount at the date of acquisition. During the first quarter of 2008 we reached an agreement with TDK on the closing date working capital amount which resulted in a required additional payment to TDK of $6.5 million, which was $3.7 million less than the previous estimate of the additional liability. Payment will be made in the second quarter of 2008. The favorable adjustment to the estimated purchase price was allocated to our reporting units in a manner consistent with the initial allocation of the purchase price. As a result of the finalization of the purchase price and additional direct acquisition costs, goodwill decreased by $1.2 million. For those reporting units where we previously incurred a goodwill impairment charge, income of $2.3 million was recorded in Restructuring and Other Expense due to the adjustment to the purchase consideration originally allocated to these reporting units.
Memcorp
     On July 9, 2007, we completed the acquisition of certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp, subsidiaries of Hopper Radio of Florida, Inc., a Florida corporation), pursuant to an asset purchase agreement dated as of May 7, 2007. We acquired the assets of Memcorp used in or relating to the sourcing and sale of consumer electronic products, principally sold under the Memorex brand name, including inventories, equipment and other tangible personal property and intellectual property. The acquisition also included existing brand licensing agreements, including Memcorp’s agreement with MTV Networks, a division of Viacom International, to design and distribute specialty consumer electronics under certain Nickelodeon character-based properties and the NPower brand.
     The purchase price for the acquisition was $70.3 million including three-year promissory notes in the aggregated amount of $37.5 million. This purchase price excludes the cost of integration, as well as other indirect costs related to the transaction. An earn-out payment may be paid three years after closing of up to $20 million, dependent on financial performance of the purchased business. Additional cash consideration, if paid, will be recorded as additional goodwill.
     We had the option to prepay the three-year promissory notes at any time. In the first quarter of 2008, we repaid all outstanding promissory notes in full.

Pro Forma Disclosure
     The following unaudited pro forma financial information illustrates our quarterly results of operations as if the acquisitions of the TDK Recording Media and Memcorp businesses had occurred on January 1, 2007:

	Three Months Ended
	March 31,	June 30,	September 30,
(In millions, except per share amounts)	2007	2007	2007
Net revenue	$629.3	$580.0	$581.4
Net income	17.5	(9.3)	7.6

Earnings per common share
Basic	$0.42	$(0.22)	$0.19
Diluted	$0.41	$(0.22)	$0.19
     The pro forma operating results are presented for comparative purposes only. They do not represent the results that would have been reported had the acquisitions occurred on the dates assumed, and they are not necessarily indicative of future operating results.
Note 5 — Supplemental Balance Sheet Information

	March 31,	December 31,
(In millions)	2008	2007
	(Unaudited)
Accounts Receivable
Accounts receivable	$450.0	$535.4
Less allowances	(33.0)	(28.3)

Accounts receivable, net	$417.0	$507.1

Inventories
Finished goods	$313.7	$308.7
Work in process	35.2	34.7
Raw materials and supplies	21.3	22.7

Total inventories, net	$370.2	$366.1

Other Current Assets
Deferred income taxes	$55.1	$53.1
Other	63.5	56.8

Total other current assets	$118.6	$109.9

Property, Plant and Equipment
Property, plant and equipment	$533.9	$542.6
Less accumulated depreciation	(366.7)	(371.1)

Property, plant and equipment, net	$167.2	$171.5

Other Assets
Deferred income taxes	$16.8	$14.9
Other	19.8	19.5

Total other assets	$36.6	$34.4

	March 31,	December 31,
(In millions)	2008	2007
	(Unaudited)
Other Current Liabilities
Rebates	$101.2	$104.0
Employee separation costs	16.7	23.9
Income taxes	17.9	18.2
Other	101.5	111.2

Total other current liabilities	$237.3	$257.3

Other Liabilities
Pension	$8.5	$7.7
Deferred income taxes	6.8	2.5
Other	29.4	34.8

Total other liabilities	$44.7	$45.0

Note 6 — Intangible Assets and Goodwill
     The breakdown of intangible assets as of March 31, 2008 and December 31, 2007 was as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
March 31, 2008
Cost	$330.3	$55.8	$62.9	$8.9	$457.9
Accumulated amortization	(14.9)	(53.9)	(15.4)	(6.2)	(90.4)

Net	$315.4	$1.9	$47.5	$2.7	$367.5

December 31, 2007
Cost	$330.0	$54.6	$60.9	$8.8	$454.3
Accumulated amortization	(12.2)	(52.7)	(12.8)	(5.6)	(83.3)

Net	$317.8	$1.9	$48.1	$3.2	$371.0

     The changes in the carrying value of goodwill by segment are as follows:

			Electronic
(In millions)	Americas	Asia Pacific	Products	Total
Balance as of December 31, 2007	$9.5	$12.4	$33.6	$55.5
TDK post-closing purchase price adjustment	(0.1)	(1.1)	—	(1.2)
Purchase of ICJ minority interest	—	0.4	—	0.4
Foreign exchange impact	—	0.6	—	0.6

Balance as of March 31, 2008	$9.4	$12.3	$33.6	$55.3

Note 7 — Stock-Based Compensation
     We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program (Directors Plan). We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan) and our 2005 Stock Incentive Plan (2005 Incentive Plan) (collectively, the Stock Plans). No further shares are available for grant under the Employee Plan, Directors Plan or our 2000 Incentive Plan. As of March 31, 2008, there were 973,509 shares available for grant under our 2005 Incentive Plan. Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations associated with these plans for the three months ended March 31, 2008 and 2007 was $2.6 million and $3.0 million, respectively.

Stock Options
     The following table summarizes our stock option activity for the three months ended March 31, 2008:

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding December 31, 2007	3,149,761	$35.16
Granted	190,500	26.56
Exercised	(4,505)	19.42
Forfeited	(101,899)	37.29

Outstanding March 31, 2008	3,233,857	$34.62

Exercisable as of March 31, 2008	1,879,608	$33.28

     The weighted average grant-date fair value of options that were granted during the three months ended March 31, 2008 was $6.34. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was less than $0.1 million. As of March 31, 2008, there was $11.0 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.46 years.
Note 8 — Retirement Plans
Employer Contributions
     During the three months ended March 31, 2008, we contributed approximately $0.6 million to our pension plans. We presently anticipate contributing additional amounts of approximately $5 million to $6 million to fund our pension plans in 2008.
Components of Net Periodic Pension Cost

	United States		International
	Three Months Ended March 31,
(In millions)	2008	2007	2008	2007
Service cost	$1.6	$2.0	$0.2	$—
Interest cost	1.8	1.8	0.9	0.8
Expected return on plan assets	(2.2)	(2.4)	(1.0)	(0.8)
Amortization of unrecognized items	0.1	0.1	—	0.1

Net periodic pension cost	$1.3	$1.5	$0.1	$0.1

Note 9 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 were as follows:

(In millions)	Amount
Restructuring
Severance and severance-related expense	$1.1
Lease termination costs	1.6

Total restructuring	2.7
TDK post-closing purchase price adjustment	(2.3)
Other	0.3

Total	$0.7

     During the first quarter of 2008, we recorded severance and severance-related costs of $1.1 million for personnel reductions primarily in Europe and lease termination costs of $1.6 million related to the full settlement of a leased office space no longer utilized in the United Kingdom.

     The TDK post-closing purchase price adjustment is associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK as set forth in Note 4 herein.
2007 Cost Reduction Restructuring Program
     The following tables summarize the restructuring activity related to our 2007 cost reduction restructuring program which began in the second quarter of 2007.
     Changes in the 2007 cost reduction restructuring accruals during the three months ended March 31, 2008 were as follows:

	Balance as of			Balance as of
	December 31,	Additional		March 31,
(In millions)	2007	Charges	Usage	2008
Severance and other liability	$13.6	$1.1	$(5.2)	$9.5

On a cumulative basis through March 31, 2008, the status of the 2007 cost reduction restructuring accruals was as follows:

	Initial			Liability as of
	Program	Additional	Cumulative	March 31,
(In millions)	Amounts	Charges	Usage	2008
Severance and other liability	$15.1	$7.3	$(12.9)	$9.5

	Initial			Balance as of
	Headcount		Cumulative	March 31,
	Amounts	Additions	Reductions	2008
Total employees affected	675	160	(507)	328

TDK Recording Media Restructuring Costs

The following tables summarize the restructuring activity related to TDK Recording Media which began in the third quarter of 2007.

Changes in the TDK Recording Media restructuring accruals during the three months ended March 31, 2008 were as follows:

	Balance as of			Balance as of
	December 31,	Currency		March 31,
(In millions)	2007	Impacts	Usage	2008
Severance and other liability	$9.4	$0.6	$(2.8)	$7.2

On a cumulative basis through March 31, 2008, the status of the TDK Recording Media restructuring accruals was as follows:

	Initial			Liability as of
	Program	Currency	Cumulative	March 31,
(In millions)	Amounts	Impacts	Usage	2008
Severance and other liability	$11.7	$0.6	$(5.1)	$7.2

	Initial		Balance as of
	Headcount	Cumulative	March 31,
	Amounts	Reductions	2008
Total employees affected	172	(114)	58

Note 10 — Taxes
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Some state and foreign jurisdiction tax years remain open to examination for years before 2002; however, we believe any additional assessments for years before 2002 will not be material to our consolidated financial statements.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue in the three-month periods ended March 31, 2008 and March 31, 2007, were $19.3 million and $13.3 million, respectively.
Note 11 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
(In millions)	2008	2007
Cumulative currency translation adjustment	$(24.6)	$(40.0)
Pension adjustments, net of income tax	(4.4)	(4.4)
Cash flow hedging and other, net of income tax	(3.8)	0.3

Total accumulated other comprehensive loss	$(32.8)	$(44.1)

     Comprehensive income for the three-month periods ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Net income	$11.0	$15.7
Cumulative currency translation adjustment	15.4	7.3
Cash flow hedging and other, net of income tax	(4.1)	(0.6)

Total comprehensive income	$22.3	$22.4

Note 12 — Segment Information
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
     We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments. We believe this avoids distorting the operating income for the segments.

     Net revenue and operating income (loss) were as follows:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Net Revenue
Americas	$214.7	$215.1
Europe	176.1	142.7
Asia Pacific	114.3	64.1
Electronic Products	25.8	—

Total	$530.9	$421.9

	Three Months Ended
	March 31,
(In millions)	2008	2007
Operating Income (Loss)
Americas	$23.8	$24.5
Europe	5.7	11.1
Asia Pacific	7.7	6.4
Electronic Products	(2.7)	—
Corporate and unallocated	(15.0)	(18.4)

Total	$19.5	$23.6

     Corporate and unallocated amounts above include restructuring and other expense of $0.7 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.
     We have five major product categories: optical, magnetic, flash media, electronic products and accessories and other. Net revenue by product category was as follows:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Net Revenue
Optical products	$261.6	$192.7
Magnetic products	178.1	162.4
Flash media products	26.9	35.7
Electronic products	25.8	—
Accessories and other	38.5	31.1

Total	$530.9	$421.9

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2008, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2008 would not be material to our financial position.

     Moser Baer India Ltd. (MBI) has made a claim for indemnification of its legal expenses incurred with respect to the Philips litigation described below. We are currently reviewing this claim to determine the extent of our obligations under the relevant agreements with MBI.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary Global Data Media (GDM) is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Ltd. (Imation’s partner in GDM). Philips alleged that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringes one or more patents that are not covered by the cross-license. Philips claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Imation believed then and continues to believe that Philips’ claims are without merit.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M Company to Imation. Philips did not contest Imation’s Motion and on November 26, 2007, the parties filed a stipulation affirming that the cross-license was validly assigned to Imation.
     On April 7, 2008, Philips amended its counterclaims to (1) add claims that DVD discs sold by Imation infringe its patents, and (2) withdraw its specific claim of $655 million in damages in favor of the more general “damages in an amount to be proved at trial.”
     A court ordered settlement conference is scheduled for June 3, 2008. Discovery is ongoing and all remaining issues continue to be in dispute. The court has currently scheduled trial of the matter for fall 2009.
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
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States. On January 9, 2008, Imation filed its response to the complaint. Discovery is ongoing and all remaining issues continue to be in dispute. Because some of our suppliers are already licensed by SanDisk and we are indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.

Note 14 — Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are required to adopt SFAS 161 effective at the beginning of 2009. We are currently evaluating the disclosure implications of this statement.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which is a revision of SFAS No. 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions. This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values. We are required to adopt the new standard prospectively effective at the beginning of 2009. Early adoption of SFAS 141(R) is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. We are required to adopt the new standard effective at the beginning of 2009. The adoption of SFAS No. 160 is not expected to have a material impact on our Consolidated Financial Statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of March 31, 2008, and the related condensed consolidated statements of operations for each of the three-month periods ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
     We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and of cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements (our opinion contained an explanatory paragraph stating the Company changed the manner in which it accounts for income taxes effective January 1, 2007). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 8, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation’s Corp. primary business is the development, manufacturing, sourcing, marketing and distribution of removable data storage media products and accessories. As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We sell these products in approximately 100 countries around the world and under several different brand names. The primary brand names are Imation, Memorex and TDK Life on Record. We also sell a range of consumer video, audio and home electronic products, primarily in North America and primarily under the Memorex brand name.
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
     We have taken several actions which have significantly increased our industry presence and relevance in both commercial and consumer retail channels and markets globally. We continue to retain our tape media business as a cornerstone of the Company while we broadened the scope of our business. We are transforming the Company into a brand and product management company, with the majority of our products sold to individual consumers, primarily through retail distribution channels.
     Our long term strategy is built upon three key elements which we describe as optimize, grow and extend.
•	Optimize our magnetic tape business. The magnetic tape market remains an attractive market with growing demand for storage capacity across a substantial installed base of commercial Information Technology users, a relatively small number of competitors, and high barriers to entry. Imation enjoys a leading market share, significant intellectual property portfolio, solid industry reputation and relationships among key original equipment manufacturers (OEMs). To optimize our magnetic tape business and stabilize or reduce our manufacturing costs, in May of 2007 we started a major restructuring of our manufacturing operations. As a result we are concentrating our direct manufacturing investments on coating operations and are in process of outsourcing other parts of manufacturing operations for magnetic tape. We continue to invest broadly in tape technology and seek to maintain and extend value-added technology capabilities in key areas, including precision thin film tape coating and servo-writing.

•	Grow the data storage media business across the four “pillars” of storage offering products under multiple brands. Over the years, we have brought to market recordable media products beyond magnetic tape, including recordable optical media, removable USB flash drives and flash cards, and external and removable hard disk products. We have also acquired additional brands, beyond the Imation brand, and established distribution agreements for other brands. In addition, with approximately 60 percent of our revenue coming from outside the United States for the three months ended March 31, 2008, we seek to leverage our global marketing and distribution capability in bringing products to market across multiple geographies.

•	Extend certain brands selectively across multiple product categories. We sell accessories and certain consumer electronic products, selectively, under multiple brands in various regions of the world. With the acquisition of the Memcorp business in the third quarter of 2007, we entered into the consumer electronics market to sell certain consumer electronic products primarily in North America which we did not offer previously. Our product portfolio includes TVs and digital displays, including flat-panel liquid crystal displays and digital picture frames, IPod™ accessories, clock-radios and MP3 players. The portfolio also includes home theater video, portable and fashion DVD players, karaoke systems and office products such as voice recorders. The Memcorp business acquisition also included a brand licensing agreement with MTV Networks, a division of Viacom International, to design and distribute consumer electronic items under certain Nickelodeon character-based properties and the NPower brands.

Factors Affecting Comparability of our Financial Results
     On July 9, 2007, we completed the acquisition of certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp, subsidiaries of Hopper Radio of Florida, Inc., a Florida corporation), pursuant to an Asset Purchase Agreement dated as of May 7, 2007. We acquired the assets of Memcorp used in or relating to the sourcing and sale of consumer electronic products, principally sold under the Memorex brand name, including inventories, equipment and other tangible personal property and intellectual property. The acquisition also included existing brand licensing agreements, including Memcorp’s agreement with MTV Networks, a division of Viacom International, to design and distribute specialty consumer electronics under certain Nickelodeon character-based properties and the NPower brand.
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
     Memcorp and TDK Recording Media operating results are included in our condensed consolidated results of operations from their respective dates of acquisition. For further information see Note 4 to the Condensed Consolidated Financial Statements.
Executive Summary
Consolidated Results of Operations for the Three-Month Period Ended March 31, 2008
•	Revenue of $530.9 million in the three months ended March 31, 2008 was up 25.8 percent over the same period last year.

•	Operating income of $19.5 million in the three months ended March 31, 2008 was down 17.4 percent compared with $23.6 million in the same period last year.

•	Diluted earnings per share was $0.29 for the three-month period ended March 31, 2008 compared with $0.44 for the same period last year.
Cash Flow/Financial Condition for the Three-Month Period Ended March 31, 2008
•	Cash flow from operations totaled $32.8 million in the three-month period ended March 31, 2008 compared with $6.2 million in the same period last year.

•	Total cash and cash equivalents were $105.5 million as of March 31, 2008, compared with $135.5 million at year-end 2007.

•	Dividends of $0.16 per share were paid in March 2008.
Results of Operations
Net Revenue

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Net revenue	$530.9	$421.9	25.8%
     Our worldwide revenue growth in the first quarter of 2008 was driven by overall volume increases of approximately 29 percent and a foreign currency benefit of approximately five percent, partially offset by price declines of approximately eight percent. The revenue increase in the first quarter of 2008 was driven by volume growth in our optical and consumer electronics product sales, primarily due to the addition of TDK Recording Media and Memcorp revenue of $162.5 million. This increase during the quarter was offset in part by a revenue decline in our Global Data Media (GDM) joint venture which had previously included TDK Life on Record brand revenue.

Gross Profit

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Gross profit	$98.7	$81.8	20.7%
Gross margin	18.6%	19.4%
     Our gross margin as a percent of revenue decreased in the first quarter of 2008, as compared with the first quarter of 2007 driven by changes in our product mix and ongoing reduced gross profits in our legacy magnetic tape products. Product mix changes are primarily due to the acquisitions of TDK Recording Media and Memcorp, which sell products with lower gross margin percentages than our base magnetic tape business. Our gross margin as a percent of revenue increased sequentially in the first quarter of 2008, as compared with 16.5 percent in the fourth quarter of 2007, driven by product mix shifts, improved margins in our optical products and currency benefit during the quarter.
Selling, General and Administrative (SG&A)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Selling, general and administrative	$71.9	$45.2	59.1%
As a percent of revenue	13.5%	10.7%
     The increase in SG&A expense in the first quarter of 2008, as compared with the first quarter of 2007, was due to several factors including the addition of TDK Recording Media and Memcorp SG&A expenses and intangible asset amortization, as well as spending for integrating the acquisitions and incremental brand investments. These items were partially offset by synergies achieved from acquisition integration as well as spending declines elsewhere.
Research and Development (R&D)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Research and development	$6.6	$12.4	-46.8%
As a percent of revenue	1.2%	2.9%
     The decrease in R&D expense is due to the result of savings from restructuring actions initiated in the second quarter of 2007 as the Company focuses its activities primarily on development of new magnetic tape formats.
Restructuring and Other

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Restructuring and other	$0.7	$0.6	16.7%
As a percent of revenue	0.1%	0.1%
     Restructuring and other expense of $0.7 million recorded during the first quarter of 2008, primarily related to restructuring charges of $2.7 million offset by income of $2.3 million associated with the TDK post-closing purchase price adjustment. Restructuring charges recorded in the first quarter of 2008 related to lease termination costs of $1.6 million associated with the full settlement of a leased office space no longer utilized and severance and severance-related costs of $1.1 million. The TDK post-closing purchase price adjustment is associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK as set forth in Notes 4 and 9 to the Condensed Consolidated Financial Statements.
     Restructuring and other expense of $0.6 million recorded during the first quarter of 2007 related to lease termination costs associated with the 2006 Imation and Memorex restructuring program.

Operating Income

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Operating income	$19.5	$23.6	-17.4%
As a percent of revenue	3.7%	5.6%
     Operating income for the first quarter of 2008 decreased as compared with the first quarter of 2007 mainly due to reduced profitability in our legacy magnetic tape products. In addition, our Electronic Products segment, resulting from the Memcorp acquisition in July 2007, incurred a loss of $2.7 million in the expected seasonally soft first quarter. Operating income included restructuring and other expense of $0.7 million in the first quarter of 2008 compared with $0.6 million in the first quarter of 2007.
Income Tax Provision

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Income tax provision	$7.3	$9.4	-22.3%
Effective tax rate	39.9%	37.5%
     The effective income tax rate for the first quarter of 2008 was 39.9 percent as compared with 37.5 percent in the first quarter of 2007. The tax rate increased in 2008 due to negative impacts from discrete items associated with restructuring.
Segment Results
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
     We evaluate segment performance based on net revenue and operating income. Net revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments. We believe this avoids distorting the operating income for the segments.
     Information related to our segments is as follows:
Americas

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Net revenue	$214.7	$215.1	-0.2%
Operating income	23.8	24.5	-2.9%
As a percent of revenue	11.1%	11.4%
     The Americas segment is our largest segment comprising 40.4 percent of our revenue for the three months ended March 31, 2008. Revenue for the Americas segment for the three months ended March 31, 2008 included revenue growth of $27.5 million associated with the TDK Recording Media acquisition offset by declines in our flash and legacy magnetic tape products revenue.
     Operating income as a percentage of revenue for the three months ended March 31, 2008 for our Americas segment remained fairly consistent as compared with the prior period.

Europe

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Net revenue	$176.1	$142.7	23.4%
Operating income	5.7	11.1	-48.6%
As a percent of revenue	3.2%	7.8%
     The net revenue increase for the Europe segment of 23.4 percent in the three-months ended March 31, 2008 was driven by incremental revenue of $60.3 million from the TDK Recording Media business as well as from currency benefits of approximately 9 percent. These increases were partially offset by a decline in our GDM joint venture revenue. The majority of GDM operations are included in the Europe segment and experienced revenue declines in Europe of $11.8 million during the three months ended March 31, 2008. The GDM revenue decline was due in part to the fact that TDK revenue is now included directly in the TDK Recording Media business noted above. The Europe segment also experienced net revenue declines in legacy magnetic tape product sales of $5.5 million during the three months ended March 31, 2008.
     The decrease in operating income for our Europe segment was driven mainly by lower sales and gross margins in our legacy magnetic tape products.
Asia Pacific

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Net revenue	$114.3	$64.1	78.3%
Operating income	7.7	6.4	20.3%
As a percent of revenue	6.7%	10.0%
     The Asia Pacific net revenue growth of 78.3 percent in the three months ended March 31, 2008 was driven mainly by the TDK Recording Media acquisition which contributed $48.9 million to our Asia Pacific segment revenue as well as from currency benefits of approximately 16 percent.
     The decrease in operating income as a percentage of revenue for the three months ended March 31, 2008 for our Asia Pacific segment was driven by higher SG&A costs associated with the TDK Recording Media acquisition in advance of acquisition integration.
Electronic Products

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Net revenue	$25.8	$—	NM
Operating loss	(2.7)	—	NM
As a percent of revenue	NM	—
     This is a new operating segment resulting from the Memcorp business acquisition in July 2007. A loss was reported in the expected seasonally soft first quarter. This segment experiences seasonality associated with consumer channels which means that the majority of the net revenue and operating income for this segment is expected occur in the second half of the year with a greater concentration in the fourth quarter.
Corporate and Unallocated

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2008	2007	Change
Operating costs	$15.0	$18.4	-18.5%

     Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense that are not allocated to the segments. The decreased operating costs for the three months ended March 31, 2008 were attributed to lower R&D costs.
Impact of Changes in Foreign Currency Rates
     We have a market presence in more than 100 countries and we sell products on a local currency basis through a variety of distribution channels. We source optical, flash and other finished goods from manufacturers located primarily in Asia, although much of this sourcing is on a U.S. dollar basis. Further, we produce a significant portion of our magnetic tape products in our own manufacturing facilities in the United States. Comparisons of revenue and gross profit from foreign countries are subject to various fluctuations due to the impact of translating results at differing exchange rates in different periods.
     Changes in foreign currency exchange rates in the three months ended March 31, 2008 positively impacted worldwide revenue by approximately five percent compared with first quarter of 2007. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expense and pricing declines that tend to offset translation benefits over time.
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
Financial Position
     As of March 31, 2008, our cash and cash equivalents balance was $105.5 million, a decrease of $30.0 million from $135.5 million as of December 31, 2007. The decrease was primarily due to full payment of the Memcorp promissory notes of $31.3 million, repurchase of common stock of $19.4 million, cash paid for minority interest acquisition of $8.0 million and dividend payments of $6.0 million. These outflows were partially offset by operating cash inflows of $32.8 million.
     Accounts receivable days sales outstanding was 67 days as of March 31, 2008, up three days from December 31, 2007. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. Days of inventory supply was 69 days as of March 31, 2008, up four days from December 31, 2007. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. Both of these increases were driven by mix changes as a result of the acquisitions.
     Accounts payable was $286.4 million as of March 31, 2008, compared with $350.1 million as of December 31, 2007. The decrease in accounts payable was due to timing of activity as well as payments made during the quarter.
     Other current liabilities were $237.3 million as of March 31, 2008 compared with $257.3 million as of December 31, 2007. The decrease during the first quarter was mainly due to payments under our restructuring plans as well as a decrease in tax liabilities associated with lower revenue in the first quarter of 2008 as compared with the fourth quarter of 2007.
Liquidity and Capital Resources
     Cash provided by operating activities of $32.8 million in the three months ended March 31, 2008 was driven by net income as adjusted for non-cash items of $27.0 million and changes in our operating assets and liabilities of $5.8 million. Cash provided by operating activities of $6.2 million in the three months ended March 31, 2007 was driven by net income of $15.7 million offset by cash used for working capital changes.
     Cash used in investing activities was $9.4 million in the three months ended March 31, 2008 compared with cash provided by investing activities of $2.5 million in the first three months of 2007. Investing activities for the three months ended March 31, 2008 included payment for the acquisition of a minority interest of $8.0 million and capital spending of $2.4 million. Investing activities for the three months ended March 31, 2007 included receipt of a $7.9 million settlement related to post-closing purchase price adjustments associated with the acquisition of Memorex partially offset by capital spending of $5.4 million.

     Cash used in financing activities of $56.6 million in the three months ended March 31, 2008 included payment of $31.3 million to fully repay the Memcorp promissory notes, repurchase of common stock of $19.4 million and dividend payments of $6.0 million. Cash used in financing activities of $1.5 million in the three months ended March 31, 2007 included dividend payments of $4.9 million, partially offset by cash inflows of $3.3 million related to the exercise of stock options.
     On March 30, 2006, we entered into a credit agreement with a group of banks that were party to a prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. This credit agreement was amended on July 24, 2007 and the following changes were made to the credit agreement (as amended, the Credit Agreement): (i) increased the credit facility from $300 million to $325 million and added an option to increase the facility to $400 million at a future date; (ii) extended the term for an additional year to March 29, 2012; (iii) permitted the Company’s acquisition of the TDK Recording Media business; (iv) increased the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modified the fixed charge coverage ratio definition and (vi) reduced the applicable interest rates. An amendment on April 25, 2008 formally expanded the types of letters of credit available under the Agreement. Borrowings under the amended Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to an additional 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement provides for revolving credit, including letters of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses and income taxes actually paid) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding and we complied with all covenants under the Credit Agreement as of March 31, 2008.
     In connection with the Memcorp acquisition which closed on July 9, 2007, we issued promissory notes totaling $37.5 million payable to Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the Sellers). Promissory note payments totaling $30 million were due in quarterly installments over three years from the closing date, with an interest rate of 6 percent per annum, and not subject to offset. Payment of the $30 million obligation was further provided for by an irrevocable letter of credit issued pursuant to the Credit Agreement. The remaining $7.5 million obligation was payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6 percent per annum, which was unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers was satisfied prior to the 18-month maturity date, $3.75 million of such note was to be paid in advance of the maturity date, and provided further that if the existing obligation was not satisfied prior to the 18-month maturity date, $3.75 million of such note was to be withheld until such obligation was satisfied, or until the third anniversary of the closing date, whichever occurred first. As a result of an existing obligation of the Sellers being satisfied prior to the 18-month maturity date, we paid $3.75 million of such note during the third quarter of 2007. We also paid a quarterly installment in the amount of $2.5 million in the fourth quarter of 2007, in accordance with the note agreements. In the first quarter of 2008, we repaid in full the promissory notes outstanding at December 31, 2007 of $31.3 million.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of March 31, 2008, there were no borrowings outstanding under such arrangements.
     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. On April 17, 2007, our Board of Directors authorized the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 31, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of March 31, 2008, we had repurchased 0.4 million shares under the latest authorization and held, in total, 5.3 million shares of treasury stock acquired at an average price of $25.05 per share. Authorization for repurchases of an additional 2.6 million shares remained outstanding as of March 31, 2008.
     We paid a cash dividend of $0.16 per share, or $6.0 million, during the first quarter of 2008. On May 7, 2008, our Board of Directors declared a second quarter cash dividend of $0.16 per share payable June 30, 2008, to shareholders of record at the close of business on June 13, 2008. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.

     We expect total pension contributions to be in the range of $5 million to $6 million in 2008. We contributed approximately $0.6 million to our pension plans during the first quarter of 2008.
     Our remaining anticipated liquidity needs for 2008 include but are not limited to the following: capital expenditures in the range of $13 million to $18 million; restructuring payments of approximately $14 million; pension funding in a range of $5 million to $6 million; operating lease payments of approximately $11 million; TDK purchase price adjustment of approximately $7 million, any amounts associated with litigation or the repurchase of common stock under the authorization discussed above and dividends that may be paid upon approval of the Board of Directors. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
     Other than operating lease commitments, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We repaid the full amount of the Memcorp promissory notes of $31.3 million in the first three months of 2008. There were no other significant changes to our contractual obligations during the first three months of 2008.
Fair Value Measurements
     As discussed in Note 3 to the Condensed Consolidated Financial Statements, we adopted the provision of Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. The adoption of SFAS 157 had no material impact on our financial results for the quarter ended March 31, 2008.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no significant changes to these accounting policies during the first three months of 2008.
Recently Issued Accounting Standards
     In March 2008, the FASB issued Statement of Financial Accounting Statement (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are required to adopt SFAS 161 effective at the beginning of 2009. We are currently evaluating the disclosure implications of this statement.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which is a revision of SFAS No. 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions. This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values. We are required to adopt the new standard prospectively effective at the beginning of 2009. Early adoption of SFAS 141(R) is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
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

We are required to adopt the new standard effective at the beginning of 2009. The adoption of SFAS No. 160 is not expected to have a material impact on our Consolidated Financial Statements.
Forward-Looking Statements and Risk Factors
     The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
     This business outlook, which is unchanged from the outlook issued in January 2008, is subject to the risks and uncertainties described below.
•	Revenue is targeted at approximately $2.4 billion, representing growth of approximately 16 percent over 2007.

•	Operating income, including restructuring and other charges, is targeted to be in the range of $95 million to $105 million. We anticipate restructuring and other charges to be in the range of $4 million to $6 million for 2008.

•	Diluted earnings per share is targeted between $1.51 and $1.68 which includes the negative impact of approximately $0.08 from restructuring and other charges.

•	Capital spending is targeted in the range of $15 million to $20 million.

•	The tax rate is anticipated to be in the range of 35 percent to 37 percent, absent any one-time tax items that may occur in the future.

•	Depreciation and amortization expense is targeted to be in the range of $48 million to $52 million.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully integrate the acquisitions of the TDK Recording Media business and the Memcorp business and achieve the anticipated benefits, including synergies, in a timely manner; our ability to successfully manage multiple brands globally; our ability to successfully defend our intellectual property rights, including the Memorex and TDK Life on Record brands and the Philips patent cross-license; continuing uncertainty in global economic conditions, most notably in the U.S., that make it difficult to predict product demand; the volatility of the markets in which we operate; our ability to meet our revenue growth and cost reduction targets; our ability to successfully implement our global manufacturing strategy for magnetic data storage products and to realize the benefits expected from the related restructuring; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to secure and maintain adequate shelf and display space at retailers as a result of their semi-annual or annual line reviews; our ability to achieve the expected benefits from the Moser Baer and other strategic relationships and distribution agreements such as the GDM joint venture and Tandberg relationships; the competitive pricing environment and its possible impact on profitability and inventory valuations; foreign currency fluctuations; the outcome of any pending or future litigation; our ability to secure adequate supply of certain high demand products at acceptable prices; the ready availability and price of energy and key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products; the possibility that our goodwill or other assets may become impaired, as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and from time to time in our filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Except for the paragraph noted below, there has been no material change since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For further information, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

     As of March 31, 2008, we had $337.8 million notional amount of foreign currency forward and option contracts of which $76.6 million hedged recorded balance sheet exposures. This compares to $321.4 million notional amount of foreign currency forward and option contracts as of December 31, 2007, of which $67.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2008 by $10.4 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2008, the end of the period covered by this report, the Chief Executive Officer and President, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of integrating certain acquired entities onto its information technology system. Management does not believe that these implementations will adversely affect the Company’s internal control over financial reporting.
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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2008, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2008 would not be material to our financial position.
     Moser Baer India Ltd. (MBI) has made a claim for indemnification of its legal expenses incurred with respect to the Philips litigation described below. We are currently reviewing this claim to determine the extent of our obligations under the relevant agreements with MBI.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary Global Data Media (GDM) is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Ltd. (Imation’s partner in GDM). Philips alleged that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringes one or more patents that are not covered by the cross-license.

Philips claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Imation believed then and continues to believe that Philips’ claims are without merit.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M Company to Imation. Philips did not contest Imation’s Motion and on November 26, 2007, the parties filed a stipulation affirming that the cross-license was validly assigned to Imation.
     On April 7, 2008, Philips amended its counterclaims to (1) add claims that DVD discs sold by Imation infringe its patents, and (2) withdraw its specific claim of $655 million in damages in favor of the more general “damages in an amount to be proved at trial.”
     A court ordered settlement conference is scheduled for June 3, 2008. Discovery is ongoing and all remaining issues continue to be in dispute. The court has currently scheduled trial of the matter for fall 2009.
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
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States. On January 9, 2008, Imation filed its response to the complaint. Discovery is ongoing and all remaining issues continue to be in dispute. Because some of our suppliers are already licensed by SanDisk and we are indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.
Item 1A. Risk Factors.
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) — (b)
     Not applicable
(c) Issuer Purchases of Equity Securities

				(b)
			Total Number of	Maximum Number
	(a)		Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1, 2008 – January 31, 2008	438,700	$21.53	438,700	3,000,000
February 1, 2008 – February 29, 2008	395,300	25.28	395,300	2,604,700
March 1, 2008 – March 31, 2008	—	—	—	2,604,700

Total	834,000	$23.31	834,000	2,604,700

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs.

(b)	On April 17, 2007, our Board of Directors authorized and announced the repurchase of 5.0 million shares of common stock. On January 28, 2008, the Board of Directors authorized and announced a share repurchase program increasing total outstanding share repurchase authorization to 3.0 million shares of common stock. The Company’s previous authorization, which had a remaining share repurchase authorization of 0.8 million shares, was cancelled with the new authorization. During the three months ended March 31, 2008, we repurchased 0.8 million shares. As of March 31, 2008, we had repurchased 0.4 million shares under the latest authorization and held, in total, 5.3 million shares of treasury stock acquired at an average price of $25.05 per share. Authorization for repurchases of an additional 2.6 million shares remained outstanding as of March 31, 2008, and such authorization has no expiration date.
Item 3. Defaults Upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.
     The following documents are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Second amendment to Credit Agreement between Imation Corp. and a consortium of lenders dated as of April 25, 2008

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date: May 8, 2008	/s/ Paul R. Zeller
Paul R. Zeller
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
     The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Second amendment to Credit Agreement between Imation Corp. and a consortium of lenders dated as of April 25, 2008

15.1	An awareness letter from the Company’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002