Form 10-Q
period 2008-06-30
IMATION CORP
filed 2008-08-01
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,641,274 shares of Common Stock, par value $0.01 per share, were outstanding at July 30, 2008.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	$547.0	$412.8	$1,077.9	$834.7
Cost of goods sold	452.1	340.3	884.3	680.4

Gross profit	94.9	72.5	193.6	154.3

Selling, general and administrative expense	72.7	44.7	144.6	89.9
Research and development expense	6.0	9.6	12.6	22.0
Restructuring and other expense	4.0	20.8	4.7	21.4

Total	82.7	75.1	161.9	133.3

Operating income (loss)	12.2	(2.6)	31.7	21.0

Other (income) and expense
Interest income	(0.7)	(2.5)	(1.6)	(5.0)
Interest expense	0.3	0.3	1.0	0.6
Other expense, net	2.0	1.5	3.4	2.2

Total	1.6	(0.7)	2.8	(2.2)

Income (loss) before income taxes	10.6	(1.9)	28.9	23.2

Income tax provision (benefit)	3.4	(0.5)	10.7	8.9

Net income (loss)	$7.2	$(1.4)	$18.2	$14.3

Earnings (loss) per common share
Basic	$0.19	$(0.04)	$0.48	$0.41
Diluted	0.19	(0.04)	0.48	0.41

Weighted average shares outstanding
Basic	37.4	34.9	37.6	34.9
Diluted	37.5	34.9	37.7	35.3

Cash dividend paid per common share	$0.16	$0.16	$0.32	$0.30
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$117.7	$135.5
Accounts receivable, net	394.7	507.1
Inventories, net	346.3	366.1
Other current assets	111.8	109.9

Total current assets	970.5	1,118.6
Property, plant and equipment, net	163.1	171.5
Intangible assets, net	366.5	371.0
Goodwill	60.7	55.5
Other assets	36.2	34.4

Total assets	$1,597.0	$1,751.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$287.1	$350.1
Accrued payroll	15.8	13.5
Other current liabilities	197.2	257.3
Current maturities of long-term debt	—	10.0

Total current liabilities	500.1	630.9
Other liabilities	44.8	45.0
Long-term debt, less current maturities	—	21.3
Commitments and contingencies
Shareholders’ equity	1,052.1	1,053.8

Total liabilities and shareholders’ equity	$1,597.0	$1,751.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$18.2	$14.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.3	21.0
Stock-based compensation	4.6	7.9
Excess tax benefits from exercise of stock options	—	(0.2)
Deferred income taxes	2.2	0.8
Non-cash restructuring and other charges	—	2.8
Other	(0.2)	1.8
Changes in operating assets and liabilities:
Accounts receivable	126.2	29.4
Inventories	29.0	(33.1)
Other assets	0.5	(3.9)
Accounts payable	(75.0)	(8.5)
Accrued payroll and other liabilities	(52.5)	(16.8)

Net cash provided by operating activities	78.3	15.5

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(15.0)	5.5
Acquisition of minority interest	(8.0)	—
Capital expenditures	(6.5)	(9.4)
Other, net	0.1	(0.2)

Net cash used in by investing activities	(29.4)	(4.1)

Cash Flows from Financing Activities:
Debt repayment	(31.3)	—
Purchase of treasury stock	(26.4)	(17.8)
Dividend payments	(12.0)	(10.5)
Exercise of stock options	0.4	5.8
Excess tax benefits from exercise of stock options	—	0.2

Net cash used in financing activities	(69.3)	(22.3)

Effect of exchange rate changes on cash and cash equivalents	2.6	1.1

Net change in cash and cash equivalents	(17.8)	(9.8)
Cash and cash equivalents — beginning of period	135.5	252.5

Cash and cash equivalents — end of period	$117.7	$242.7

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Weighted average number of shares outstanding during the period	37.4	34.9	37.6	34.9
Dilutive effect of stock-based compensation plans	0.1	—	0.1	0.4

Weighted average number of diluted shares outstanding during the period	37.5	34.9	37.7	35.3

     Options to purchase approximately 3,627,000, and 3,313,000 shares for the three and six month periods ended June 30, 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding. Options to purchase approximately 1,522,000 and 643,000 shares for the three and six month periods ended June 30, 2007, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding.
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

     In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning January 1, 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     Effective January 1, 2008, we adopted SFAS 157 for all financial instruments and nonfinancial instruments accounted for at fair value on a recurring basis as required.
     As of June 30, 2008, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are readily available in the public market or can be derived from information available in publicly quoted markets (Level 1).
     Our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008, were as follows:

		Quoted prices in
		active markets	Significant
		for identical	other observable	Unobservable
	June 30,	assets	inputs	inputs
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$0.1	$0.1	$—	$—
Derivative liabilities	(2.2)	(2.2)	—	—

Total	$(2.1)	$(2.1)	$—	$—

     Net realized losses on derivative instruments of $0.6 and $1.2 million were recognized in the Condensed Consolidated Statements of Operations during the three and six month periods ended June 30, 2008. The amount of net deferred losses on foreign currency cash flow hedges included in the accumulated other comprehensive loss in shareholders’ equity as of June 30, 2008 was $2.7 million, pre-tax, which, depending on market factors, is expected to reverse or be recognized in the Condensed Consolidated Statement of Operations in 2008.
Note 4 — Business Combinations
Xtreme Accessories, LLC
     On June 30, 2008, we acquired substantially all of the assets of Xtreme Accessories, LLC (XtremeMac), a Florida-based product design and marketing firm focused on consumer electronic products and accessories. The purchase price was $7.3 million, consisting of a cash payment of $7.0 million and $0.3 million of direct acquisition costs. We may pay additional cash consideration of up to $10 million payable over a three-year period, contingent on future financial performance of the acquired business.
     The preliminary purchase price allocation resulted in goodwill of $4.8 million. The following table illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Inventory	$1.4
Accounts receivable	0.1
Fixed assets	0.2
Intangibles	4.8
Goodwill	4.8
Accounts payable	(4.0)

$7.3

     Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
(In millions)	Amount	Life
Trade names	$2.0	12 years
Intellectual property	1.8	12 years
Customer Relationships	0.8	4 years
Non-compete	0.2	3 years

	$4.8

     The effects of the acquisition are not expected to materially impact our 2008 results of operations. Therefore, pro forma disclosures are not included.
     A final determination of fair values from the acquisition may differ materially from the preliminary estimates presented above and will include management’s final valuation of the fair values of assets acquired and liabilities assumed as well as a final determination of any related restructuring charges. This final valuation, which is expected by the end of 2008, will be based on the actual net tangible assets that existed as of the date of the acquisition. The final valuation may change the allocation of the purchase price, which could affect the fair value assigned to the assets and liabilities.
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
     The following table presents the excess purchase price over historical book value:

(In millions)	Amount
Cash consideration	$8.0
Interest acquired in historical book value of ICJ	(7.1)

Excess purchase price over historical book value	$0.9

     The following table summarizes the allocation of the excess purchase price over historical book value arising from the acquisition:

(In millions)	Amount
Customer relationships	$0.8
Inventory	0.1
Goodwill	0.4
Deferred tax liability	(0.4)

Excess purchase price over historical book value	$0.9

     The weighted average life of the customer relationships intangible asset is six years. The effects of the acquisition are not expected to materially impact our 2008 results of operations. Therefore, pro forma disclosures are not included.
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

     In conjunction with the acquisition, we issued to TDK approximately 6.8 million shares of Imation common stock, representing 16.6 percent of the shares then outstanding after the issuance of the shares to TDK, valued at $216.7 million and paid $54.9 million in cash to TDK for a total of $271.6 million. We may pay additional cash consideration of up to $70 million to TDK, contingent on future financial performance of the acquired business. Additional cash consideration, if paid, will be recorded as additional goodwill.
     The TDK Acquisition Agreement provided for a future purchase price adjustment related to the target working capital amount at the date of acquisition. During the first quarter of 2008 we reached an agreement with TDK on the closing date working capital amount resulting in a required additional payment to TDK of $6.5 million which was paid during the second quarter of 2008. The required additional payment to TDK was $3.7 million less than the previous estimate of the additional liability. The favorable adjustment to the estimated purchase price was allocated to our reporting units in a manner consistent with the initial allocation of the purchase price. As a result of the finalization of the purchase price and additional direct acquisition costs, goodwill decreased by $1.2 million. For those reporting units where we previously incurred a goodwill impairment charge, income of $2.3 million was recorded in Restructuring and Other Expense during the first quarter of 2008 due to the adjustment to the purchase consideration originally allocated to these reporting units.
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
     We had the option to prepay the three-year promissory notes at any time. In the first quarter of 2008, we repaid all outstanding promissory notes in the amount of $31.3 million.
Pro Forma Disclosure
     The following unaudited pro forma financial information illustrates our quarterly results of operations as if the acquisitions of the TDK Recording Media and Memcorp businesses had occurred on January 1, 2007:

	Three Months	Six Months
	Ended	Ended
(In millions, except per share amounts)	June 30, 2007	June 30, 2007
Net revenue	$580.0	$1,209.3
Net income	(9.3)	8.2

Earnings per common share
Basic	$(0.22)	$0.20
Diluted	$(0.22)	$0.20
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
     The cash purchase price for the acquisition was $329.3 million, after net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Certain price adjustments were finalized post-closing. During the second quarter of 2007 we paid $2.5 million related to the minimum additional cash consideration. During the second quarter of 2008 we paid the remaining $2.5 million related to the minimum additional cash consideration. We may be required to pay additional cash consideration up to a maximum of $40 million on June 1, 2009, contingent on financial performance of the purchased business.
Note 5 — Supplemental Balance Sheet Information

	June 30,	December 31,
(In millions)	2008	2007
	(Unaudited)
Accounts Receivable
Accounts receivable	$427.1	$535.4
Less allowances	(32.4)	(28.3)

Accounts receivable, net	$394.7	$507.1

Inventories
Finished goods	$296.4	$308.7
Work in process	29.1	34.7
Raw materials and supplies	20.8	22.7

Total inventories, net	$346.3	$366.1

Other Current Assets
Deferred income taxes	$55.1	$53.1
Other	56.7	56.8

Total other current assets	$111.8	$109.9

Property, Plant and Equipment
Property, plant and equipment	$517.8	$542.6
Less accumulated depreciation	(354.7)	(371.1)

Property, plant and equipment, net	$163.1	$171.5

Other Assets
Deferred income taxes	$15.9	$14.9
Other	20.3	19.5

Total other assets	$36.2	$34.4

	June 30,	December 31,
(In millions)	2008	2007
	(Unaudited)
Other Current Liabilities
Rebates	$81.8	$104.0
Employee separation costs	13.6	23.9
Income taxes	13.4	18.2
Other	88.4	111.2

Total other current liabilities	$197.2	$257.3

Other Liabilities
Pension	$9.9	$7.7
Deferred income taxes	6.7	2.5
Other	28.2	34.8

Total other liabilities	$44.8	$45.0

Note 6 — Intangible Assets and Goodwill
     The breakdown of intangible assets as of June 30, 2008 and December 31, 2007 was as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
June 30, 2008
Cost	$334.1	$56.5	$63.5	$11.9	$466.0
Accumulated amortization	(17.6)	(54.3)	(18.1)	(9.5)	(99.5)

Net	$316.5	$2.2	$45.4	$2.4	$366.5

December 31, 2007
Cost	$330.0	$54.6	$60.9	$8.8	$454.3
Accumulated amortization	(12.2)	(52.7)	(12.8)	(5.6)	(83.3)

Net	$317.8	$1.9	$48.1	$3.2	$371.0

     The changes in the carrying value of goodwill by segment are as follows:

			Electronic
(In millions)	Americas	Asia Pacific	Products	Total
Balance as of December 31, 2007	$9.5	$12.4	$33.6	$55.5
TDK post-closing purchase price adjustment	(0.1)	(1.1)	—	(1.2)
Purchase of ICJ minority interest	—	0.4	—	0.4
Purchase of XtremeMac			4.8	4.8
Foreign exchange impact	—	1.2	—	1.2

Balance as of June 30, 2008	$9.4	$12.9	$38.4	$60.7

Note 7 — Stock-Based Compensation
     We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program (Directors Plan). We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan), collectively, the Stock Plans. We also have restricted stock units outstanding under our 2005 Stock Incentive Plan. No further shares are available for grant under the Employee Plan, Directors Plan, 2000 Incentive Plan or the 2005 Incentive Plan.

     The 2008 Incentive Plan was approved and adopted by our shareholders on May 7, 2008 and became effective immediately. The 2008 Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards (collectively, Awards). The Company’s Board of Directors and Compensation Committee have the authority to determine the type of Award as well as the amount, terms and conditions of each Award under the 2008 Incentive Plan, subject to the limitations and other provisions of the 2008 Incentive Plan. The total number of shares of common stock that may be issued or granted under the 2008 Incentive Plan may not exceed 4.0 million, of which the maximum number of shares that may be provided pursuant to grants of Awards other than options and stock appreciation rights is 2.0 million. The number of shares available for Awards, as well as the terms of outstanding Awards, are subject to adjustment as provided in the 2008 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and restricted stock vests 25 percent per year beginning on the first anniversary of the grant date. For directors, the options generally become exercisable and restricted stock vests in full on the first anniversary of the grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. Awards may be granted under the 2008 Incentive Plan until May 6, 2018 or until all shares available for Awards under the 2008 Incentive Plan have been purchased or acquired; provided, however, that incentive stock options may not be granted after March 11, 2018. As a result of the approval and adoption of the 2008 Incentive Plan in May 2008, no further shares are available for grant under the 2005 Incentive Plan. As of June 30, 2008, there were 3,698,171 shares available for grant under our 2008 Incentive Plan.
     Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations associated with the Stock Plans for the three months ended June 30, 2008 and 2007 was $2.0 million and $4.9 million, respectively, and for the six months ended June 30, 2008 and 2007 was $4.6 million and $7.9 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2007 included expense of $2.2 million recorded in restructuring and other charges related to a terminated employment agreement.
Stock Options
     The following table summarizes our stock option activity for the six months ended June 30, 2008:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2007	3,149,761	$35.16
Granted	1,218,013	24.45
Exercised	(41,330)	18.42
Forfeited	(141,425)	37.28

Outstanding June 30, 2008	4,185,019	$32.15

Exercisable as of June 30, 2008	2,301,972	$34.44

     The weighted average grant-date fair value of options that were granted during the six months ended June 30, 2008 was $5.99. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was $273,000. As of June 30, 2008, there was $14.4 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.89 years.
Note 8 — Retirement Plans
Employer Contributions
     During the six months ended June 30, 2008, we contributed approximately $1.1 million to our pension plans. We presently anticipate contributing additional amounts of approximately $4 million to $5 million to fund our pension plans in 2008.

Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1.6	$1.5	$0.2	$0.2	$3.2	$3.5	$0.4	$0.2
Interest cost	1.8	1.9	1.0	0.9	3.6	3.7	1.9	1.7
Expected return on plan assets	(2.2)	(2.5)	(1.1)	(1.1)	(4.4)	(4.9)	(2.1)	(1.9)
Amortization of unrecognized items	—	0.1	—	—	0.1	0.1	0.1	0.1

Net periodic pension cost	$1.2	$1.0	$0.1	$—	$2.5	$2.4	$0.3	$0.1
Curtailment	—	1.4	—	—	—	1.4	—	—

Total pension costs	$1.2	$2.4	$0.1	$—	$2.5	$3.8	$0.3	$0.1

Note 9 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 were as follows:

	Three Months	Six Months
	Ended	Ended
(In millions)	June 30, 2008	June 30, 2008
Restructuring
Severance and severance-related expense	$2.5	$3.6
Lease termination costs	1.9	3.5

Total restructuring	4.4	7.1
TDK post-closing purchase price adjustment	—	(2.3)
Other	(0.4)	(0.1)

Total	$4.0	$4.7

     During the second quarter of 2008, we recorded severance and severance-related costs of $2.5 million for personnel reductions at our Anaheim distribution center and in Europe. We also recorded lease termination costs of $1.2 million related to the early termination of our existing lease agreement for our TDK office space in Germany and $0.7 million related to unutilized office space in California associated with a prior restructuring program. During the first quarter of 2008, we recorded severance and severance-related costs of $1.1 million for personnel reductions primarily in Europe and lease termination costs of $1.6 million related to the full settlement of a leased office space no longer utilized in the United Kingdom. The majority of the severance and severance-related costs are expected to be paid during the remainder of 2008.
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
     Changes in the 2007 cost reduction restructuring accruals during the six months ended June 30, 2008 were as follows:

	Balance as of			Balance as of
	December 31,	Additional		June 30,
(In millions)	2007	Charges	Usage	2008
Severance and other liability	$13.6	$1.1	$(7.5)	$7.2

On a cumulative basis through June 30, 2008, the status of the 2007 cost reduction restructuring accruals was as follows:

	Initial			Liability as of
	Program	Additional	Cumulative	June 30,
(In millions)	Amounts	Charges	Usage	2008
Severance and other liability	$15.1	$7.3	$(15.2)	$7.2

	Initial			Balance as of
	Headcount		Cumulative	June 30,
	Amounts	Additions	Reductions	2008
Total employees affected	675	160	(587)	248
TDK Recording Media Restructuring Costs
     The following tables summarize the restructuring activity related to TDK Recording Media which began in the third quarter of 2007.
     Changes in the TDK Recording Media restructuring accruals during the six months ended June 30, 2008 were as follows:

	Balance as of				Balance as of
	December 31,	Additional	Currency		June 30,
(In millions)	2007	Charges	Impacts	Usage	2008
Severance and other liability	$9.4	$2.3	$0.5	$(5.8)	$6.4
Lease termination costs	—	1.2	—	(0.1)	$1.1
     On a cumulative basis through June 30, 2008, the status of the TDK Recording Media restructuring accruals was as follows:

	Initial				Liability as of
	Program	Additional	Currency	Cumulative	June 30,
(In millions)	Amounts	Charges	Impacts	Usage	2008
Severance and other liability	$11.7	$2.3	$0.5	$(8.1)	$6.4
Lease termination costs	—	1.2	—	(0.1)	1.1

	Initial			Balance as of
	Headcount		Cumulative	June 30,
	Amounts	Additions	Reductions	2008
Total employees affected	172	40	(134)	78
Note 10 — Taxes
     We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service commenced an examination of one of our U.S. subsidiary’s (Memorex Products Inc.) federal income tax returns for the year ended March 31, 2006 and a stub period ended April 30, 2006. Some state and foreign jurisdiction tax years remain open to examination for years before 2006; however, we believe any additional assessments for years before 2006 will not be material to our consolidated financial statements.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue in the three months ended June 30, 2008 and 2007 were $21.0 million and $11.2 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue in the six months ended June 30, 2008 and 2007 were $40.6 million and $24.5 million, respectively.

Note 11 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
(In millions)	2008	2007
Cumulative currency translation adjustment	$(25.9)	$(40.0)
Pension adjustments, net of income tax	(4.3)	(4.4)
Cash flow hedging and other, net of income tax	(1.3)	0.3

Total accumulated other comprehensive loss	$(31.5)	$(44.1)

     Comprehensive income for the three and six month periods ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Net income (loss)	$7.2	$(1.4)	$18.2	$14.3
Currency translation adjustment	(1.3)	7.6	14.1	14.9
Pension liability adjustments, net of income tax	0.1	6.7	0.1	6.5
Cash flow hedging and other, net of income tax	2.5	(0.1)	(1.6)	(0.7)

Total comprehensive income	$8.5	$12.8	$30.8	$35.0

Note 12 — Segment Information
     Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronics are sold primarily through our new Electronic Products (EP) segment. The EP segment is currently focused primarily in North America and primarily under the Memorex brand name.
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
     Net revenue and operating income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Net Revenue
Americas	$190.2	$229.4	$404.9	$444.5
Europe	185.3	126.7	361.4	269.4
Asia Pacific	113.3	56.7	227.6	120.8
Electronic Products	58.2	—	84.0	—

Total	$547.0	$412.8	$1,077.9	$834.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Operating Income (Loss)
Americas	$17.5	$22.1	$41.3	$46.6
Europe	7.2	7.9	12.9	19.0
Asia Pacific	8.0	4.0	15.7	10.4
Electronic Products	0.6	—	(2.1)	—
Corporate and unallocated	(21.1)	(36.6)	(36.1)	(55.0)

Total	$12.2	$(2.6)	$31.7	$21.0

     Corporate and unallocated amounts above include restructuring and other expense of $4.0 million and $20.8 million for the three months ended June 30, 2008 and 2007, respectively. Corporate and unallocated amounts above include restructuring and other expense of $4.7 million and $21.4 million for the six months ended June 30, 2008 and 2007, respectively.
     We have four major product categories: optical, magnetic, flash media, and electronic products, accessories and other. Net revenue by product category was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Net Revenue
Optical products	$264.3	$192.6	$525.9	$385.3
Magnetic products	166.4	150.4	344.5	312.8
Flash media products	27.0	42.8	53.9	78.5
Electronic products, accessories and other	89.3	27.0	153.6	58.1

Total	$547.0	$412.8	$1,077.9	$834.7

Note 13 — Litigation, Commitments and Contingencies
Litigation
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications. In accordance with SFAS No. 5, Accounting for Contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2008, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2008 would not be material to our financial position.
     Moser Baer India Ltd. (MBI) has made a claim for indemnification of its legal expenses incurred with respect to the Philips litigation described below. We are currently reviewing this claim to determine the extent of our obligations under the relevant agreements with MBI.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary, Global Data Media (GDM), is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs.

We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and MBI, Imation’s partner in GDM. Philips alleged that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringes one or more patents that are not covered by the cross-license. Philips claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Imation believed then and continues to believe that Philips’ claims are without merit.
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
     Imation, Philips and MBI participated in a series of court-ordered settlement discussions in June 2008 and plan to continue such discussions. Discovery will continue in parallel with such discussions. Trial is currently scheduled for fall 2009.
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
     On October 24, 2007, SanDisk Corporation filed another patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringes these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States. On January 9, 2008, Imation filed its response to the complaint. Discovery is ongoing and all remaining issues continue to be in dispute. Because some of our suppliers are already licensed by SanDisk and we are generally indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.
Note 14 — Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162) to set forth levels of authority for various types of accounting standards (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the AICPA Statement on Auditing Standards 69 (SAS 69), has been criticized in the past because 1) it is directed to auditors rather than entities, 2) it is complex, and 3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but are not subject to due process.

By moving the GAAP hierarchy into the accounting literature, SFAS 162 establishes that decisions with respect to the GAAP hierarchy rest primarily with an entity — not its auditor — in selecting accounting principles for financial statements that are presented in conformity with GAAP. In order to fully shift the GAAP hierarchy from the auditing literature to the accounting literature, the Public Company Accounting Oversight Board (PCAOB) has released a final amendment to their auditing standards, including SAS 69 noted above. The effective date of SFAS 162 will be 60 days after the SEC approves the PCAOB’s amendments to the auditing standards. We have determined that the adoption of SFAS 162 will not have a material impact on our consolidated financial position, results of operations or cash flows.
     On April 25, 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. We are required to adopt the FSP at the beginning of 2009 and for interim periods within that year. While the guidance on determining the useful life of a recognized intangible asset must be applied prospectively only to intangible assets acquired after the FSP’s effective date, the disclosure requirements of the FSP must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. Early adoption of the FSP is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are required to adopt SFAS 161 effective at the beginning of 2009. We are currently evaluating the disclosure implications of this statement.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. We are required to adopt the new standard effective at the beginning of 2009. We have determined that the adoption of SFAS 160 will not have a material impact on our consolidated financial position, results of operations or cash flows.
Note 15 — Subsequent Event
     On July 21, 2008, the Board of Directors approved the Company’s restructuring plan for its Camarillo, California plant as a further implementation of the Company’s manufacturing strategy. The Company will end manufacturing operations and exit its Camarillo plant by year-end 2008, and will focus its manufacturing efforts on magnetic tape coating operations at its existing plant in Weatherford, Oklahoma.
     The plant closing will result in the elimination of approximately 140 positions by the end of 2008 out of a current worldwide total of 1,950. The Company anticipates it will incur up to $20 million in restructuring and related charges associated with the Camarillo closure, the majority of which will occur in the second half of 2008. Approximately half of the charges will be non-cash asset write-offs.

The remaining half of the charges will be divided equally between cash payments associated with severance benefits and costs of exiting the site.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of June 30, 2008, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
     We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements (our opinion contained an explanatory paragraph stating the Company changed the manner in which it accounts for income taxes effective January 1, 2007). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
August 1, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp. is a leading global marketer of brands and developer of products in digital storage, audio and video electronics and accessories. As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We sell data storage products in approximately 100 countries around the world and under several different brand names across multiple technology platforms or “pillars” — magnetic media, recordable optical media, solid state flash drives and removable hard drives. The primary brand names are Imation, Memorex and TDK Life on Record. We also sell a range of consumer video, audio and home electronic products, and accessories primarily in North America and primarily under the Memorex brand name. Except for certain tape media formats, we do not manufacture the products we sell and distribute. We provide unique product industrial designs, packaging and merchandising and source these products from a variety of third party manufacturers.
     The data storage removable media market presents an important market for Imation, as we hold leading market shares in magnetic tape and optical media and have long-standing OEM, end-user customer and channel relationships. We also have multiple brands, global coverage, proprietary tape formats and a significant intellectual property portfolio, particularly in tape. This industry presents several challenges. The market is highly competitive, characterized by continuing changes in technology, ongoing variable price erosion, diverse distribution channels and a large variety of brands and formats for tape, optical, flash and removable hard disk products.
     The magnetic tape industry has consistently addressed the growth in demand for storage capacity with higher capacity cartridges resulting in lower cost per gigabyte and lower overall cartridge volume. Non-proprietary lower cost open format LTO tape continues to gain share with legacy formats declining at an increasing rate. In the current economic environment, we have seen this trend accelerate, especially among some of our enterprise class customers. Finally, lower cost disk and optimization strategies such as virtual tape and de-duplication remain a factor in certain sectors of the market. We expect our tape revenue and margins to continue to be under pressure as these factors result in gradual decline in the size of the total tape media market over time.
     Our recordable optical media product sales are primarily composed of CD’s and DVD’s sold throughout the world under our brands (Imation, Memorex and TDK Life on Record) as well as under a distribution agreement for the HP brand. We also have a majority interest in a sales and marketing joint venture for optical media, named Global Data Media (GDM). While our different brands have varying strengths in different regions of the world, in aggregate we have the leading overall market share for optical media globally. While the overall market for CDs and DVDs is declining somewhat as hard disk and flash media replace optical media in some applications (music and video recording), we have continued to grow both optical revenue and market share through our acquisitions. In addition, we sell Blu-ray ™ recordable media as a new and emerging format targeted at the recording of high definition video content. Our optical media products are sold through a variety of retail consumer and commercial distribution channels and sourced from manufacturers in Asia (primarily Taiwan and India).
     Our flash media sales are primarily composed of USB flash drives sold through a variety of retail consumer and commercial distribution channels around the world under our brands (Imation, Memorex and TDK Life on Record) and sourced from manufacturers in Asia. The removable flash media market is highly competitive with highly variable price swings driven by the balance between raw chip capacity and demand in the much larger embedded flash market. Focused and efficient sourcing and distribution are particularly critical elements for success in this market. In addition to USB flash drives, we sell some flash cards and solid state drives.
     We participate in the audio/video segment of the much larger consumer electronics (CE) market. Products we sell include flat panel displays and televisions, iPod™ accessories and MP3 players, clock radios, CD and DVD players, karaoke machines, digital picture frames and digital cameras. It is a large and highly diverse market in terms of competitors and channels. We compete in mass merchant channels for second tier brand preference primarily under the Memorex brand in North America. The accessories market encompasses cases, cleaning and labeling products, cables and connectors sold through retail outlets and distribution channels. Both CE products and accessories are sourced from manufacturers throughout Asia.
     We have taken several actions which have significantly increased our industry presence and relevance in both commercial and consumer retail channels and markets globally. We continue to retain our tape media business as a cornerstone of the Company while we broadened the scope of our business. Our long-term strategy is built upon three key elements which we describe as optimize, grow and extend.
•	Optimize our magnetic tape business. The magnetic tape market remains an attractive market with growing demand for storage capacity across a substantial installed base of commercial information technology users, a relatively small number of competitors, and high barriers to entry.

Imation enjoys a leading market share, significant intellectual property portfolio, solid industry reputation and relationships among key original equipment manufacturers (OEMs). The magnetic tape industry has consistently addressed the growth in demand for storage capacity with higher capacity cartridges resulting in lower cost per gigabyte and lower overall cartridge volume. To optimize our magnetic tape business and stabilize or reduce our manufacturing costs, in May 2007 we started a major restructuring of our manufacturing operations. We announced further manufacturing optimization steps in July 2008 whereby we plan to focus our tape coating operations in our Weatherford, Oklahoma plant and close our Camarillo, California plant by year end. We are concentrating our direct manufacturing investments on coating operations and outsourcing other parts of manufacturing operations for magnetic tape. We continue to have a focused investment in tape technology and seek to maintain and extend value-added technology capabilities in key areas, including precision thin-film tape coating and servo-writing.
•	Grow the data storage media business across the four “pillars” of storage offering products under multiple brands. Over the years, we have brought to market recordable media products beyond magnetic tape, including recordable optical media, removable USB flash drives and flash cards, and external and removable hard disk products. We have also acquired additional brands, beyond the Imation brand, and established distribution agreements for other brands. In addition, with approximately 60 percent of our revenue coming from outside the United States for the six months ended June 30, 2008, we seek to leverage our global marketing and distribution capability in bringing products to market across multiple geographies.

•	Extend certain brands selectively across multiple product categories. We sell accessories and certain consumer electronic products, selectively, under multiple brands in various regions of the world. With the acquisition of the Memcorp business in the third quarter of 2007, we entered into the consumer electronics market to sell certain consumer electronic products primarily in North America, which we did not offer previously. Our product portfolio includes flat panel displays and televisions, iPod™ accessories, and MP3 players, clock radios, CD and DVD players, karaoke machines, digital picture frames and digital cameras. The Memcorp business acquisition also included a brand licensing agreement with MTV Networks, a division of Viacom International, to design and distribute consumer electronic items under certain Nickelodeon character-based properties and the NPower brands.
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
     On July 31, 2007, we completed the acquisition of substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products under the TDK Life on Record brand name (TDK Recording Media), from TDK Corporation, a Japanese corporation (TDK), pursuant to an Acquisition Agreement dated April 19, 2007 between Imation and TDK.
     Memcorp and TDK Recording Media operating results are included in our condensed consolidated results of operations from their respective dates of acquisition. For further information see Note 4 to the Condensed Consolidated Financial Statements.
Executive Summary
Consolidated Results of Operations for the Six Months Ended June 30, 2008
•	Revenue of $1,077.9 million in the six months ended June 30, 2008 was up 29.1 percent over the same period last year.

•	Operating income of $31.7 million in the six months ended June 30, 2008 was up 51.0 percent compared to $21.0 million in the same period last year.

•	Diluted earnings per share was $0.48 for the six months ended June 30, 2008 compared to $0.41 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2008
•	Cash flow from operations totaled $78.3 million in the six months ended June 30, 2008 compared to $15.5 million during the same period last year.

•	Total cash and cash equivalents were $117.7 million as of June 30, 2008, compared to $135.5 million at year-end 2007.

•	Dividends of $0.16 per share were paid in June 2008.
Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Net revenue	$547.0	$412.8	32.5%	$1,077.9	$834.7	29.1%
     Our worldwide revenue growth for the three months ended June 30, 2008, compared to the same period last year, was driven by overall volume increases of approximately 34 percent and a foreign currency benefit of approximately six percent, partially offset by price declines of approximately seven percent. The volume increases for the three months ended June 30, 2008, compared to the same period last year, were driven by optical and consumer electronics product sales, primarily due to the addition of TDK Recording Media and Memcorp incremental revenue which totaled $189.6 million. Our revenue growth for the six months ended June 30, 2008, compared to the same period last year, was driven by overall volume increases of approximately 31 percent and a foreign currency benefit of approximately six percent, partially offset by price declines of approximately eight percent. The volume increases for the six months ended June 30, 2008, compared to the same period last year, were driven by optical and consumer electronics product sales, primarily due to the addition of TDK Recording Media and Memcorp incremental revenue which totaled $352.1 million. Excluding acquisitions, revenue for the six months ended June 30, 2008 from our magnetic products was down due to declines in demand for entry level and mature data center tape formats; revenue from our optical products was down in the Americas and Europe segments, and up in other regions of the world; and revenue from our flash products was down due to our planned rationalization of our exposure to the U.S. retail channel.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Gross profit	$94.9	$72.5	30.9%	$193.6	$154.3	25.5%
Gross margin	17.3%	17.6%		18.0%	18.5%
     Our gross margin as a percent of revenue was relatively unchanged for the three months ended June 30, 2008, compared to the same period last year due to increased margins from optical products, offset by changes in product mix. Our gross margin as a percent of revenue decreased slightly for the six months ended June 30, 2008, compared to the same period last year, driven by changes in our product mix and ongoing reduced gross profits in our legacy magnetic tape products. Product mix changes are primarily due to the acquisitions of TDK Recording Media and Memcorp, which sell products with lower gross margin percentages than our base magnetic tape business.
Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$72.7	$44.7	62.6%	$144.6	$89.9	60.8%
As a percent of revenue	13.3%	10.8%		13.4%	10.8%
     The increase in SG&A expense for the three and six month periods ended June 30, 2008, compared to the same periods last year, was due to the addition of TDK Recording Media and Memcorp SG&A expenses and intangible asset amortization, as well as spending for integrating the acquisitions, legal costs related to the Phillips litigation, and incremental brand investments.
These items were partially offset by synergies achieved from acquisition integration as well as spending declines elsewhere.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Research and development	$6.0	$9.6	-37.5%	$12.6	$22.0	-42.7%
As a percent of revenue	1.1%	2.4%		1.2%	2.6%
     The decrease in R&D expense for the three and six month periods ended June 30, 2008, compared to the same periods last year, was due to the result of savings from restructuring actions initiated in the second quarter of 2007 as we focused our activities primarily on development of new magnetic tape formats.
Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Restructuring and other	$4.0	$20.8	-80.8%	$4.7	$21.4	-78.0%
As a percent of revenue	—%	5.0%		—%	2.6%
     During the three months ended June 30, 2008, we recorded restructuring charges of $4.0 million related to our previously announced restructuring programs, including severance and severance-related costs of $2.5 million and lease termination costs of $1.9 million. Restructuring and other expense of $0.7 million recorded during the first quarter of 2008 related mainly to restructuring charges of $2.7 million offset by income of $2.3 million associated with the TDK post-closing purchase price adjustment. The TDK post-closing purchase price adjustment is associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK as set forth in Note 4 to the Condensed Consolidated Financial Statements.
     Restructuring and other expense of $21.4 million recorded for the six months ended June 30, 2007 included $16.9 million of restructuring costs related to our cost reduction program which began in the second quarter of 2007, $3.1 million for a terminated employment agreement and asset impairments of $1.4 million.
Operating Income (Loss)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Operating income (loss)	$12.2	$(2.6)	NM	$31.7	$21.0	51.0%
As a percent of revenue	2.2%	-0.6%		2.9%	2.5%

NM — Not Meaningful
     The increase in operating income for the three and six month periods ended June 30, 2008, compared to the same periods last year, was mainly due to lower restructuring and other charges, partially offset by reduced profitability in our legacy magnetic tape products.
Income Tax Provision (Benefit)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Income tax provision (benefit)	$3.4	$(0.5)	NM	$10.7	$8.9	20.2%
Effective tax rate	32.1%	26.3%		37.0%	38.3%

NM — Not Meaningful
     The tax rate increased for the three months ended June 30, 2008 compared to same the period last year, which included tax benefits associated with restructuring and other charges during 2007.

Segment Results
     Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronics are sold primarily through our new Electronic Products (EP) segment. The EP segment is currently focused primarily in North America and primarily under the Memorex brand name.
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
     Information related to our segments is as follows:
Americas

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Net revenue	$190.2	$229.4	-17.1%	$404.9	$444.5	-8.9%
Operating income	17.5	22.1	-20.8%	41.3	46.6	-11.4%
As a percent of revenue	9.2%	9.6%		10.2%	10.5%
     The Americas segment is our largest segment comprising 34.8 percent of our total revenue for the three months ended June 30, 2008 and 37.6 percent of our total revenue for the six months ended June 30, 2008. For the three months ended June 30, 2008, the net revenue decrease compared to the same period last year was driven primarily by lower revenues from our flash, magnetic and to a lesser degree optical products, partially offset by incremental revenue of $23.3 million from the TDK Recording Media acquisition. For the six months ended June 30, 2008, the net revenue decrease compared to the same period last year was driven by lower revenue from our magnetic, optical and flash products, partially offset by incremental revenue of $50.7 million associated with the TDK Recording Media acquisition.
     Operating income as a percentage of revenue for the three and six month periods ended June 30, 2008 for our Americas segment remained fairly consistent as compared to the same periods last year.
Europe

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Net revenue	$185.3	$126.7	46.3%	$361.4	$269.4	34.1%
Operating income	7.2	7.9	-8.9%	12.9	19.0	-32.1%
As a percent of revenue	3.9%	6.2%		3.6%	7.1%
     The Europe segment revenue comprised 33.9 percent of our total revenue for the three months ended June 30, 2008 and 33.5 percent of our total revenue for the six months ended June 30, 2008. For the three months ended June 30, 2008, the net revenue increase compared to the same period last year was driven by incremental revenue of $52.1 million from the TDK Recording Media acquisition, mostly in our optical and audio video products. For the six months ended June 30, 2008, the net revenue increase compared to the same period last year was driven by incremental revenue from the TDK Recording Media acquisition of $112.4 million, again mostly in our optical and audio video products.
     The decrease in operating income for the three and six month periods ended June 30, 2008, compared to the same periods last year, was driven mainly by lower sales and gross profits in our magnetic products.

Asia Pacific

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Net revenue	$113.3	$56.7	99.8%	$227.6	$120.8	88.4%
Operating income	8.0	4.0	100.0%	15.7	10.4	51.0%
As a percent of revenue	7.1%	7.1%		6.9%	8.6%
     The Asia Pacific segment revenue comprised 20.7 percent of our total revenue for the three months ended June 30, 2008 and 21.1 percent of our total revenue for the six months ended June 30, 2008. For the three months ended June 30, 2008, the net revenue increase compared to the same period last year was driven by incremental revenue of $54.3 million from the TDK Recording Media acquisition, mostly in our optical products. For the six months ended June 30, 2008, the net revenue increase compared to the same period last year was driven by incremental revenue from the TDK Recording Media acquisition of $103.3 million, again mostly in our optical products.
     The decrease in operating income as a percentage of revenue for the six months ended June 30, 2008 for our Asia Pacific segment was driven by higher SG&A costs associated with the TDK Recording Media acquisition in advance of acquisition integration.
Electronic Products

	Three Months Ended				Six Months Ended
	June 30,			Percent	June 30,			Percent
(Dollars in millions)	2008		2007	Change	2008		2007	Change
Net revenue	$58.2		$—	NM	$84.0		$—	NM
Operating income	0.6		—	NM	(2.1)		—	NM
As a percent of revenue	NM	%			NM	%

NM — Not Meaningful
     The Electronic Products segment comprised 10.6 percent of our total revenue for the three months ended June 30, 2008 and 7.8 percent of our total revenue for the six months ended June 30, 2008. This operating segment is the result of the Memcorp business acquisition in July 2007. This segment experiences seasonality associated with consumer channels which means that the majority of the net revenue and operating income for this segment is expected to occur in the second half of the year with a greater concentration in the fourth quarter.
Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2008	2007	Change	2008	2007	Change
Operating costs	$21.1	$36.6	-42.3%	$36.1	$55.0	-34.4%
     Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense that are not allocated to the segments. The decreased operating costs for the three and six months ended June 30, 2008 compared to the same periods last year, were attributed to higher restructuring and other expenses in 2007.
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
     Changes in foreign currency exchange rates in each of the three and six months ended June 30, 2008 positively impacted worldwide revenue by approximately six percent compared with the same periods of 2007. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expense and pricing declines that tend to offset translation benefits over time.

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
Financial Position
     As of June 30, 2008, our cash and cash equivalents balance was $117.7 million, a decrease of $17.8 million from $135.5 million as of December 31, 2007. We had operating cash flow of $78.3 million. The decrease in cash and cash equivalents was due to the repayment of the Memcorp promissory notes of $31.3 million, repurchase of common stock of $26.4 million, dividend payments of $12.0 million, cash paid for minority interest acquisition of $8.0 million, cash paid for the XtremeMac acquisition of $7.0 million, cash paid for capital expenditures of $6.5 million, and cash paid for the TDK working capital settlement of $6.5 million.
     As of June 30, 2008 our receivables balance was $394.7 million, a decrease of $112.4 million as of December 31, 2007. The decrease was due to the seasonable nature of our sales and collections. Accounts receivable days sales outstanding was 61 days as of June 30, 2008, down 3 days from December 31, 2007. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. Days of inventory supply was 66 days as of June 30, 2008, up 1 day from December 31, 2007. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days.
     Accounts payable was $287.1 million as of June 30, 2008, compared with $350.1 million as of December 31, 2007. The decrease in accounts payable was due to lower purchasing levels as well as payments made during the second quarter of 2008.
     Other current liabilities were $197.2 million as of June 30, 2008 compared with $257.3 million as of December 31, 2007. The decrease was mainly due to lower accrued rebates, lower acquisition related liabilities, lower foreign levies payable and payments made under our restructuring plans.
Liquidity and Capital Resources
     Cash provided by operating activities of $78.3 million in the six months ended June 30, 2008 was driven by net income as adjusted for non-cash items of $50.1 million and changes in our operating assets and liabilities which provided cash of $28.2 million. Cash provided by operating activities of $15.5 million in the six months ended June 30, 2007 was driven by net income as adjusted for non-cash items of $48.4 million partially offset by cash used for working capital changes. Cash provided by operating activities increased mainly due to the seasonable impacts related to the collection of receivables.
     Cash used in investing activities was $29.4 million in the six months ended June 30, 2008 compared with $4.1 million in the six months ended June 30, 2007. Investing activities for the six months ended June 30, 2008 included payment for the acquisition of a minority interest of $8.0 million, payment for the acquisition of XtremeMac of $7.0 million, payment for the TDK working capital settlement of $6.5 million, capital spending of $6.5 million, and payment for the Memorex earn-out of $2.5 million. Investing activities for the six months ended June 30, 2007 included capital spending of $9.4 million partially offset by a net receipt of $5.5 million settlement related to post-closing purchase price adjustments associated with the acquisition of Memorex.
     Cash used in financing activities of $69.3 million in the six months ended June 30, 2008 included payment of $31.3 million to repay the Memcorp promissory notes, repurchase of common stock of $26.4 million and dividend payments of $12.0 million. Cash used in financing activities of $22.3 million in the six months ended June 30, 2007 included repurchase of common stock of $17.8 million and dividend payments of $10.5 million, partially offset by cash inflows of $5.8 million related to the exercise of stock options.
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

Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses and income taxes actually paid) not less than 2.5 to 1.0. We do not expect these covenants to materially restrict our ability to borrow funds in the future. No borrowings were outstanding and we complied with all covenants under the Credit Agreement as of June 30, 2008.
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
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of June 30, 2008, there were no borrowings outstanding under such arrangements.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 30, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of June 30, 2008, we had repurchased 0.7 million shares under the latest authorization and held, in total, 16.7 million shares of treasury stock acquired at an average price of $27.57 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of June 30, 2008.
     We paid cash dividends of $0.16 per share, or $6.0 million, during the first quarter of 2008 and $0.16 per share, or $6.0 million, during the second quarter of 2008. On July 31, 2008, our Board of Directors declared a third quarter cash dividend of $0.16 per share payable September 30, 2008, to shareholders of record at the close of business on September 15, 2008. Any future dividends are at the discretion of, and subject to, the approval of our Board of Directors.
     We expect total pension contributions to be in the range of $4 million to $5 million in 2008. We contributed approximately $1.1 million to our pension plans during the first half of 2008.
     Our remaining anticipated liquidity needs for 2008 include but are not limited to the following: capital expenditures in the range of $9 million to $14 million; restructuring payments of approximately $20 million; pension funding in a range of $4 million to $5 million; operating lease payments of approximately $8 million; and any amounts associated with litigation, the repurchase of common stock under the authorization discussed above, or dividends that may be paid upon approval of the Board of Directors. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
     Other than operating lease commitments, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.

Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We repaid the full amount of the Memcorp promissory notes of $31.3 million in the first three months of 2008. There were no other significant changes to our contractual obligations during the first six months of 2008.
Fair Value Measurements
     As discussed in Note 3 to the Condensed Consolidated Financial Statements, we adopted the provision of Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. The adoption of SFAS 157 had no material impact on our financial results for the quarter ended June 30, 2008.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no significant changes to these accounting policies during the first six months of 2008.
     The Company is required to test goodwill for impairment at least annually. The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units. If fair value is less than carrying value, a goodwill impairment may be present. The market value of the Company’s common stock is an indicator of fair value and a consideration in determining the fair value of the company’s reporting units. A significant decline in the market value of the Company’s common stock from current levels could result in an impairment of the carrying value of goodwill.
Recently Issued Accounting Standards
     In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162) to set forth levels of authority for various types of accounting standards (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the AICPA Statement on Auditing Standards 69 (SAS 69), has been criticized in the past because 1) it is directed to auditors rather than entities, 2) it is complex, and 3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but are not subject to due process. By moving the GAAP hierarchy into the accounting literature, SFAS 162 establishes that decisions with respect to the GAAP hierarchy rest primarily with an entity — not its auditor — in selecting accounting principles for financial statements that are presented in conformity with GAAP. In order to fully shift the GAAP hierarchy from the auditing literature to the accounting literature, the Public Company Accounting Oversight Board (PCAOB) has released a final amendment to their auditing standards, including SAS 69 noted above. The effective date of SFAS 162 will be 60 days after the SEC approves the PCAOB’s amendments to the auditing standards. We have determined that the adoption of SFAS 162 will not have a material impact on our consolidated financial position, results of operations or cash flows.
     On April 25, 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. We are required to adopt the FSP at the beginning of 2009 and for interim periods within that year. While the guidance on determining the useful life of a recognized intangible asset must be applied prospectively only to intangible assets acquired after the FSP’s effective date, the disclosure requirements of the FSP must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. Early adoption of the FSP is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are required to adopt SFAS 161 effective at the beginning of 2009. We are currently evaluating the disclosure implications of this statement.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. We are required to adopt the new standard effective at the beginning of 2009. We have determined that the adoption of SFAS 160 will not have a material impact on our consolidated financial position, results of operations or cash flows.
Subsequent Event
     On July 21, 2008, the Board of Directors approved the Company’s restructuring plan for its Camarillo, California plant as a further implementation of the Company’s manufacturing strategy. The Company will end manufacturing operations and exit its Camarillo plant by year-end 2008 and focus its manufacturing efforts on magnetic tape coating operations at its existing plant in Weatherford, Oklahoma.
     The restructuring will result in the elimination of approximately 140 positions by the end of 2008 out of a current worldwide total of 1,950. The Company anticipates it will incur up to $20 million in restructuring and related charges associated with the Camarillo closure, the majority of which will occur in the second half of 2008. Approximately half of the charges will be non-cash asset write-offs. The remaining half of the charges will be divided equally between cash payments associated with severance benefits and costs of exiting the site.
Forward-Looking Statements and Risk Factors
     The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
     This business outlook, except where noted, is unchanged from the outlook issued in January 2008, and is subject to the risks and uncertainties described below.
•	Revenue is targeted at approximately $2.4 billion, representing growth of approximately 16 percent over 2007.

•	Operating income, including restructuring and other charges, is targeted to be in the range of $80 million to $90 million. We anticipate restructuring and other charges to be in the range of $17 million to $22 million for 2008. This change in outlook is the result of the anticipated 2008 restructuring and related charges of $13 million to $16 million associated with the manufacturing restructuring announced July 22, 2008. Previously, operating income was targeted to be in the range of $95 million to $105 million with restructuring and other charges in the range of $4 million to $6 million for 2008.

•	Diluted earnings per share is targeted between $1.26 and $1.43 which includes the negative impact of approximately $0.33 from restructuring and related charges. This outlook reflects the restructuring and related charges discussed above. Previously, diluted earnings per share was targeted between $1.51 and $1.68 which included the negative impact of approximately $0.08 from restructuring and other charges.

•	Capital spending is targeted in the range of $15 million to $20 million.

•	The tax rate is anticipated to be in the range of 35 percent to 37 percent, absent any one-time tax items that may occur in the future.
•	Depreciation and amortization expense is targeted in the range of $48 million to $52 million.

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeted,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully integrate our recent acquisitions and achieve the anticipated benefits, including synergies, in a timely manner; our ability to successfully manage multiple brands globally; our ability to successfully defend our intellectual property rights; continuing uncertainty in global economic conditions; our ability to meet our revenue growth and cost reduction targets; our ability to successfully implement our global manufacturing strategy for magnetic data storage products and to realize the benefits expected from the related restructuring; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to efficiently source, warehouse and distribute our products globally; our ability to secure and maintain adequate shelf and display space at retailers which conduct periodic line reviews; our ability to achieve the expected benefits from our strategic relationships and distribution agreements; the competitive pricing environment and its possible impact on profitability and inventory valuations; foreign currency fluctuations; the outcome of any pending or future litigation, including the pending Philips litigation; our ability to secure adequate supply of certain high demand products at acceptable prices; the ready availability and price of energy and key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products, especially proprietary tape products; the possibility that our goodwill or other assets may become impaired, as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and from time to time in our filings with the Securities and Exchange Commission.
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
     As of June 30, 2008, we had $258.1 million notional amount of foreign currency forward and option contracts of which $83.1 million hedged recorded balance sheet exposures. This compares to $321.4 million notional amount of foreign currency forward and option contracts as of December 31, 2007, of which $67.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2008 by $14.4 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2008, the end of the period covered by this report, the President and Chief Executive Officer, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of integrating certain acquired entities onto its information technology system. Management does not believe that these implementations will adversely affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications. In accordance with SFAS No. 5, Accounting for Contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2008, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2008 would not be material to our financial position.
     Moser Baer India Ltd. (MBI) has made a claim for indemnification of its legal expenses incurred with respect to the Philips litigation described below. We are currently reviewing this claim to determine the extent of our obligations under the relevant agreements with MBI.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary, Global Data Media, (GDM) is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and MBI, Imation’s partner in GDM. Philips alleged that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringes one or more patents that are not covered by the cross-license. Philips claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Imation believed then and continues to believe that Philips’ claims are without merit.
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
     Imation, Philips and MBI participated in a series of court-ordered settlement discussions in June 2008 and plan to continue such discussions. Discovery will continue in parallel with such discussions. Trial is currently scheduled for fall 2009.

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
     On October 24, 2007, SanDisk Corporation filed another patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringes these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States. On January 9, 2008, Imation filed its response to the complaint. Discovery is ongoing and all remaining issues continue to be in dispute. Because some of our suppliers are already licensed by SanDisk and we are generally indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.
Item 1A. Risk Factors.
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b)
     Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1, 2008 – April 30, 2008	—	$—	—	2,604,700
May 1, 2008 – May 31, 2008	155,230	25.55	139,000	2,465,700
June 1, 2008 – June 30, 2008	129,800	26.14	129,800	2,335,900

Total	285,030	$25.82	268,800	2,335,900

a)	The purchases in this column include shares repurchased as part of our publicly announced programs and include 16,230 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.

b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.

c)	On April 17, 2007, our Board of Directors authorized and announced the repurchase of 5.0 million shares of common stock. On January 28, 2008, the Board of Directors authorized and announced a share repurchase program increasing total outstanding share repurchase authorization to 3.0 million shares of common stock. The Company’s previous authorization, which had a remaining share repurchase authorization of 0.8 million shares, was cancelled with the new authorization. During the three months ended June 30, 2008, we repurchased 0.3 million shares. As of June 30, 2008, we had repurchased 0.7 million shares under the latest authorization and held, in total, 16.7 million shares of treasury stock acquired at an average price of $27.57 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of June 30, 2008, and such authorization has no expiration date.
Item 3. Defaults Upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting of Shareholders held on May 7, 2008, the shareholders approved the following:
a)	A proposal to elect five directors of Imation, with four directors (Ms. Hart and Messrs. Leung and Lucas and Dr. Reich) being nominated for three-year terms ending in 2011 and one director (Mr. Russomanno) being nominated for a two-year term ending in 2010, as follows:

		Votes
Directors	Voted For	Withheld
Linda W. Hart	31,734,532	2,083,954
Raymond Leung	32,788,722	1,029,764
Mark E. Lucas	32,874,193	944,293
Charles Reich	31,902,438	1,916,048
Frank P. Russomanno	32,725,347	1,093,139
There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class I directors with a term ending in 2009: Michael S. Fields, L. White Matthews, III and Ronald T. LeMay and Class II directors with a term ending in 2010: Charles A. Haggerty, Glen A. Taylor and Daryl J. White.
b)	A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2008. The proposal received 33,488,569 votes for and 313,514 against ratification. There were 16,403 abstentions and no broker non-votes.

c)	A proposal to approve the 2008 Stock Incentive Plan. The proposal received 26,234,851votes for and 2,783,646 against approval. There were 2,623,725 abstentions and 2,176,264 broker non-votes.
Item 5. Other Information.
     Not Applicable

Item 6. Exhibits.
     The following documents are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.2
Form of Non-Qualified Stock Option Agreement for Executive Officers under the Imation Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.3
Form of Non-Qualified Stock Option Agreement for Executive Officers under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.4
Form of Non-Qualified Stock Option Agreement for Directors under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.5
Form of Restricted Stock Agreement for Executive Officers under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.6
Form of Restricted Stock Agreement for Directors under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)

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

Imation Corp.
Date: August 1, 2008	/s/ Paul R. Zeller
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