Form 10-Q
period 2008-09-30
IMATION CORP
filed 2008-11-10
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,682,019 shares of Common Stock, par value $0.01 per share, were outstanding at October 31, 2008.

IMATION CORP.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	$527.5	$525.5	$1,605.4	$1,360.2
Cost of goods sold	445.9	439.8	1,330.2	1,120.2

Gross profit	81.6	85.7	275.2	240.0

Selling, general and administrative expense	70.4	61.6	215.0	151.5
Research and development expense	5.6	8.5	18.2	30.5
Restructuring and other expense	14.3	(0.7)	19.0	20.7

Total	90.3	69.4	252.2	202.7

Operating (loss) income	(8.7)	16.3	23.0	37.3

Other (income) and expense
Interest income	(0.9)	(1.5)	(2.5)	(6.5)
Interest expense	0.3	0.8	1.3	1.4
Other expense, net	2.8	1.5	6.2	3.7

Total	2.2	0.8	5.0	(1.4)

(Loss) income before income taxes	(10.9)	15.5	18.0	38.7

Income tax (benefit) provision	(5.0)	6.1	5.7	15.0

Net (loss) income	$(5.9)	$9.4	$12.3	$23.7

(Loss) earnings per common share
Basic	$(0.16)	$0.24	$0.33	$0.65
Diluted	(0.16)	0.24	0.33	0.64

Weighted average shares outstanding
Basic	37.3	39.4	37.5	36.4
Diluted	37.3	39.7	37.6	36.8

Cash dividend paid per common share	$0.16	$0.16	$0.48	$0.46
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$112.8	$135.5
Accounts receivable, net	354.7	507.1
Inventories, net	364.7	366.1
Other current assets	141.3	109.9

Total current assets	973.5	1,118.6
Property, plant and equipment, net	137.9	171.5
Intangible assets, net	359.4	371.0
Goodwill	59.5	55.5
Other assets	36.7	34.4

Total assets	$1,567.0	$1,751.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$296.6	$350.1
Accrued payroll	15.3	13.5
Other current liabilities	180.1	257.3
Current maturities of long-term debt	—	10.0

Total current liabilities	492.0	630.9
Other liabilities	56.1	45.0
Long-term debt, less current maturities	—	21.3
Commitments and contingencies
Shareholders’ equity	1,018.9	1,053.8

Total liabilities and shareholders’ equity	$1,567.0	$1,751.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$12.3	$23.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.7	33.4
Stock-based compensation	7.0	7.6
Excess tax benefits from exercise of stock options	—	(0.2)
Deferred income taxes	5.0	(2.0)
Non-cash restructuring and other charges	9.2	2.8
Other	1.0	2.9
Changes in operating assets and liabilities:
Accounts receivable	148.5	2.4
Inventories	0.4	(11.6)
Other assets	(15.7)	(9.8)
Accounts payable	(55.9)	(33.1)
Accrued payroll and other liabilities	(64.0)	(2.7)

Net cash provided by operating activities	86.5	13.4

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(15.0)	(33.0)
Acquisition of minority interest	(8.0)	—
Capital expenditures	(9.7)	(11.8)
Other, net	0.1	(0.1)

Net cash used in investing activities	(32.6)	(44.9)

Cash Flows from Financing Activities:
Debt repayment	(31.3)	(3.8)
Purchase of treasury stock	(26.4)	(79.6)
Dividend payments	(17.9)	(16.9)
Exercise of stock options	0.6	7.5
Excess tax benefits from exercise of stock options	—	0.2

Net cash used in financing activities	(75.0)	(92.6)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	4.7

Net change in cash and cash equivalents	(22.7)	(119.4)
Cash and cash equivalents — beginning of period	135.5	252.5

Cash and cash equivalents — end of period	$112.8	$133.1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Weighted average number of shares outstanding during the period	37.3	39.4	37.5	36.4
Dilutive effect of stock-based compensation plans	—	0.3	0.1	0.4

Weighted average number of diluted shares outstanding during the period	37.3	39.7	37.6	36.8

     Options to purchase approximately 4,500,000 and 3,720,000 shares for the three and nine month periods ended September 30, 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding. Options to purchase approximately 2,830,000 and 1,660,000 shares for the three and nine month periods ended September 30, 2007, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding.
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

     In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1) and 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning January 1, 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
     Effective January 1, 2008, we adopted SFAS 157 for all financial instruments and nonfinancial instruments accounted for at fair value on a recurring basis as required, which had no impact on our Consolidated Financial Statements.
     As of September 30, 2008, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are readily available in the public market or can be derived from information available in publicly quoted markets (Level 1).
     Our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008, were as follows:

		Quoted prices in
		active markets	Significant other
		for identical	observable	Unobservable
	September 30,	assets	inputs	inputs
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$1.3	$1.3	$—	$—
Derivative liabilities	(0.3)	(0.3)	—	—

Total	$1.0	$1.0	$—	$—

     Net realized losses on derivative instruments of $0.8 million and $2.0 million were recognized in the Condensed Consolidated Statements of Operations during the three and nine month periods ended September 30, 2008. The amount of net deferred losses on foreign currency cash flow hedges included in the accumulated other comprehensive income in shareholders’ equity as of September 30, 2008 was $0.2 million, pre-tax, which, depending on market factors, is expected to reverse or be recognized in the Condensed Consolidated Statement of Operations in 2008.
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
     The purchase price allocation resulted in goodwill of $5.0 million. The following table illustrates our allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Inventory	$1.4
Accounts receivable	0.1
Fixed assets	0.2
Intangibles	4.6
Goodwill	5.0
Accounts payable	(4.0)

$7.3

     Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
(In millions)	Amount	Life
Trade names	$2.1	10 years
Intellectual property	1.3	6 years
Customer relationships	0.9	7 years
Non-compete	0.3	3 years

	$4.6

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
     In conjunction with the acquisition, we issued to TDK approximately 6.8 million shares of Imation common stock, representing 16.6 percent of Imation’s shares then outstanding after the issuance of the shares to TDK, valued at $216.7 million and paid $54.9 million in cash to TDK for a total of $271.6 million. This purchase price excludes the cost of integration, as well as other indirect costs related to the transaction. We may pay additional cash consideration of up to $70 million to TDK, contingent on future financial performance of the acquired business. Additional cash consideration, if paid, will be recorded as additional goodwill.

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
Pro Forma Disclosure
     The following unaudited pro forma financial information illustrates our quarterly results of operations as if the acquisitions of the TDK Recording Media and Memcorp businesses had occurred on January 1, 2007:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In millions, except per share amounts)	2007	2007
Net revenue	$581.4	$1,790.7
Net income	7.6	15.8

Earnings per common share
Basic	$0.19	$0.39
Diluted	$0.19	$0.38
     The pro forma operating results are presented for comparative purposes only. They do not represent the results that would have been reported had the acquisitions occurred on the dates assumed, and they are not necessarily indicative of future operating results.
Memorex International Inc.
     On April 28, 2006, we closed the acquisition of substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, sourcing, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. Memorex’s product portfolio includes recordable CDs and DVDs, branded accessories, USB flash drives and magnetic and optical drives.

     The cash purchase price for the acquisition was $329.3 million, after net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Certain price adjustments were finalized post-closing. During the second quarter of 2007 we paid $2.5 million related to the minimum additional cash consideration. During the second quarter of 2008 we paid the remaining $2.5 million related to the minimum additional cash consideration. We may be required to pay additional cash consideration up to a maximum of $40 million on June 1, 2009, contingent on financial performance of the purchased business. Based on current results no additional payments are expected to be made. Additional cash consideration, if paid, will be recorded as additional goodwill.
Note 5 — Supplemental Balance Sheet Information

	September 30,	December 31,
(In millions)	2008	2007
	(Unaudited)
Accounts Receivable
Accounts receivable	$388.1	$535.4
Less allowances	(33.4)	(28.3)

Accounts receivable, net	$354.7	$507.1

Inventories
Finished goods	$329.1	$308.7
Work in process	20.8	34.7
Raw materials and supplies	14.8	22.7

Total inventories, net	$364.7	$366.1

Other Current Assets
Deferred income taxes	$55.7	$53.1
Assets held for sale (1)	14.5	—
Other	71.1	56.8

Total other current assets	$141.3	$109.9

Property, Plant and Equipment
Property, plant and equipment	$486.8	$542.6
Less accumulated depreciation	(348.9)	(371.1)

Property, plant and equipment, net (1)	$137.9	$171.5

Other Assets
Deferred income taxes	$18.2	$14.9
Other	18.5	19.5

Total other assets	$36.7	$34.4

Other Current Liabilities
Rebates	$79.0	$104.0
Employee separation costs	12.3	23.9
Income taxes	7.1	18.2
Other	81.7	111.2

Total other current liabilities	$180.1	$257.3

Other Liabilities
Pension	$22.1	$7.7
Deferred income taxes	6.3	2.5
Other	27.7	34.8

Total other liabilities	$56.1	$45.0

(1)	As part of a previously announced restructuring program, we ended operations and exited our Anaheim California distribution center during the third quarter of 2008, which is being actively marketed for sale. During the quarter we determined that we met the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the book value of the building and property, which approximates estimated net realizable value, was transferred into other current assets, and is no longer being depreciated.

Note 6 — Intangible Assets and Goodwill
     The breakdown of intangible assets as of September 30, 2008 and December 31, 2007 was as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
September 30, 2008
Cost	$333.2	$55.9	$62.6	$12.0	$463.7
Accumulated amortization	(20.4)	(53.4)	(20.7)	(9.8)	(104.3)

Net	$312.8	$2.5	$41.9	$2.2	$359.4

December 31, 2007
Cost	$330.0	$54.6	$60.9	$8.8	$454.3
Accumulated amortization	(12.2)	(52.7)	(12.8)	(5.6)	(83.3)

Net	$317.8	$1.9	$48.1	$3.2	$371.0

     The changes in the carrying value of goodwill by segment are as follows:

			Electronic
(In millions)	Americas	Asia Pacific	Products	Total
Balance as of December 31, 2007	$9.5	$12.4	$33.6	$55.5
TDK post-closing purchase price adjustment	(0.1)	(1.1)	—	(1.2)
Purchase of ICJ minority interest	—	0.4	—	0.4
Purchase of XtremeMac			5.0	5.0
Foreign exchange impact	—	(0.2)	—	(0.2)

Balance as of September 30, 2008	$9.4	$11.5	$38.6	$59.5

     We complete our annual test for goodwill impairment during the fourth quarter each year. During the third quarter of 2008, we determined that significant changes in the business climates in which we operate required us to reduce our financial projections for our reporting units. This along with other factors including disruption in global financial markets, resulted in a significant decrease in our common stock price at the end of the third quarter and into the fourth quarter of 2008. As a result of these changes in circumstances, we tested our intangible assets for impairment under the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and our goodwill for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Based on our assessment we determined there were no impairments of our intangible assets or goodwill as of September 30, 2008.
     Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans and projections with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations.
     The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units (step one of the impairment test). If fair value is less than carrying value, goodwill impairment may be present. In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial projections. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our Company to other publicly traded companies or by analysis of actual transactions of similar businesses or assets sold. The summation of our reporting units’ fair values must be compared to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. At September 30, 2008, the book value of our equity is higher than our market capitalization. This was also the case at December 31, 2007, at which time we recorded a goodwill impairment charge of $94.1 million.

     In determining the fair value of our reporting units under the income approach, our projected cash flows are affected by various assumptions. In our fair value on a discounted cash flow basis we used projections over a 10 year period with an assumed residual growth rate of approximately 3 percent thereafter. We used management business plans and projections as the basis for expected future cash flows. Our third quarter interim impairment test used a stock price that reflected the market impact from our earnings announcement issued on October 9, 2008. This stock price was $13.70. Our determination of fair value included a control premium of 25 percent. A control premium represents an estimate of the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the Company. In order to reconcile our projections to our market capitalization amount, we used a discount rate of 23 percent.
     The indicated excess in fair value over carrying value of our three reporting units with goodwill in step one of the impairment test at September 30, 2008 and goodwill related to these reporting units is as follows:

		Excess of fair
		value over
(In millions)	Goodwill	carrying value
Americas-Commercial	$9.5	$12.5
Asia Pacific	11.5	12.0
Electronic Products	38.6	3.9
     Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill and our intangibles. We will perform a complete analysis of goodwill again during the fourth quarter of 2008 as part of our annual testing. If economic conditions deteriorate further or the market price of our common stock declines below the stock price assumed in our measurement of fair value, this could increase the likelihood of future non-cash impairment charges.
Note 7 — Stock-Based Compensation
     We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program (Directors Plan). We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan); collectively, the Stock Plans. We also have restricted stock units outstanding under our 2005 Stock Incentive Plan and 2008 Incentive Plan. No further shares are available for grant under the Employee Plan, Directors Plan, 2000 Incentive Plan or the 2005 Incentive Plan.
     The 2008 Incentive Plan was approved and adopted by our shareholders on May 7, 2008 and became effective immediately. The 2008 Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards (collectively, Awards). The Company’s Board of Directors and Compensation Committee have the authority to determine the type of Awards as well as the amount, terms and conditions of each Award under the 2008 Incentive Plan, subject to the limitations and other provisions of the 2008 Incentive Plan. The total number of shares of common stock that may be issued or granted under the 2008 Incentive Plan may not exceed 4.0 million, of which the maximum number of shares that may be provided pursuant to grants of Awards other than options and stock appreciation rights is 2.0 million. The numbers of shares available for Awards, as well as the terms of outstanding Awards, are subject to adjustments as provided in the 2008 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and restricted stock vests 25 percent per year beginning on the first anniversary of the grant date. For directors, the options generally become exercisable and restricted stock vests in full on the first anniversary of the grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. Awards may be granted under the 2008 Incentive Plan until May 6, 2018 or until all shares available for Awards under the 2008 Incentive Plan have been purchased or acquired; provided, however, that incentive stock options may not be granted after March 11, 2018. As a result of the approval and adoption of the 2008 Incentive Plan in May 2008, no further shares are available for grant under the 2005 Incentive Plan. As of September 30, 2008, there were 3,681,678 shares available for grant under our 2008 Incentive Plan.
     Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations associated with the Stock Plans for the three months ended September 30, 2008 and 2007 was $2.8 million and $(0.3) million, respectively, and for the nine month periods ended September 30, 2008 and 2007 was $7.0 million and $7.6 million, respectively. Stock-based compensation expense for the three and nine month periods ended September 30, 2007 included income of $3.1 million and $0.9 million, respectively, recorded in restructuring and other charges related to a terminated employment agreement.

Stock Options
     The following table summarizes our stock option activity for the nine months ended September 30, 2008:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2007	3,149,761	$35.16
Granted	1,231,513	24.41
Exercised	(46,330)	18.33
Forfeited	(188,975)	36.48

Outstanding September 30, 2008	4,145,969	$32.11

Exercisable as of September 30, 2008	2,281,224	$34.47

     The weighted average grant-date fair value of options that were granted during the nine months ended September 30, 2008 was $5.97. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $305,000. As of September 30, 2008, there was $12.5 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.7 years.
Note 8 — Pension Plans
Employer Contributions
     During the nine months ended September 30, 2008, we contributed $5.6 million to our pension plans. We presently anticipate contributing a minimum of approximately $1 million to $2 million to fund our pension plans in 2008.
     In connection with actions taken under our cost reduction restructuring program, the number of employees accumulating benefits under our pension plan in the United States was reduced significantly, which resulted in the recognition of a curtailment loss of $0.7 million included as a component of restructuring and other charges in the Consolidated Statements of Operations in the third quarter of 2008. Further, as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158), we remeasured the funded status of our U.S. plan as of the date of the curtailment September 30, 2008.
     Participants in the pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants that exited the pension plan elected to receive. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, once lump sum payments in 2008 exceeded our 2007 service and interest costs, a partial settlement event occurred and we recognized a pro rata portion of the previously unrecognized net actuarial loss. As a result, we incurred partial settlement losses of $2.5 million in the third quarter of 2008 which are recorded in restructuring and other expense on our Condensed Consolidated Statements of Operations. Further, as required by SFAS 158, we remeasured the funded status of our U.S. plan at the end of the third quarter of 2008.
     The plan assets of our pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the U.S. equity markets have seen a significant decline in value and, consequently, our plan assets have decreased from December 31, 2007.

Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1.1	$1.6	$0.2	$0.1	$4.3	$5.1	$0.6	$0.3
Interest cost	1.3	1.9	0.9	0.9	4.9	5.6	2.8	2.6
Expected return on plan assets	(1.6)	(2.5)	(1.2)	(1.0)	(6.0)	(7.4)	(3.3)	(2.9)
Amortization of unrecognized items	—	—	—	0.1	0.1	0.1	0.1	0.2

Net periodic pension cost	$0.8	$1.0	$(0.1)	$0.1	$3.3	$3.4	$0.2	$0.2
Settlement	2.5	0.7	—	—	2.5	1.4	—	—
Curtailment	0.7	—	—	—	0.7	0.7	—	—

Total pension costs	$4.0	$1.7	$(0.1)	$0.1	$6.5	$5.5	$0.2	$0.2

Note 9 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In millions)	2008	2008
Restructuring
Severance and severance-related expense	$5.7	$9.3
Lease termination costs	0.1	3.6

Total restructuring	5.8	12.9
Other
TDK post-closing purchase price adjustment	—	(2.3)
Pension settlement/curtailment (Note 8)	3.2	3.2
Asset impairments	5.3	5.2

Total other	8.5	6.1

Total	$14.3	$19.0

     During the three months ended September 30, 2008, we recorded severance and severance-related costs of $3.8 million and $1.2 million related to our Camarillo and Cerritos locations, respectively, $0.2 million related to other activities under our 2008 cost reduction restructuring program and $0.5 million in Europe and other locations under previously announced programs. We also recorded $3.2 million in pension settlement and curtailment costs and $6.0 million of asset impairments related to our Camarillo facility, which was offset by a $0.7 million gain on the sale of assets that were previously impaired.
     During the second quarter of 2008, we recorded severance and severance-related costs of $2.5 million for personnel reductions at our Anaheim distribution center and in Europe, and lease termination costs of $1.9 million related mainly to the early termination of our existing lease agreement for office space in Germany. Other net activity of $0.4 million related primarily to a gain on the sale of assets that were previously impaired, which is included within the asset impairments line above.
     During the first quarter of 2008, we recorded severance and severance-related costs of $1.1 million for personnel reductions primarily in Europe and lease termination costs of $1.6 million related to the full settlement of a leased office space no longer utilized in the United Kingdom. Other net activity related to asset impairments and other charges totaling $0.3 million is included within the asset impairments line above.
2008 Cost Reduction Restructuring Program
     During the three months ended September 30, 2008, our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. We ended manufacturing and plan to exit the Camarillo plant by December 2008. We will focus our manufacturing efforts on magnetic tape coating operations at our existing plant in Weatherford, Oklahoma. We anticipate the plant closing will result in the elimination of approximately 140 positions, 31 of which were included under previously announced programs. Charges related to the 2008 program are substantially complete.

     The 2008 cost reduction restructuring program also includes our decision to consolidate the Cerritos, California business operations into Oakdale, Minnesota and close the Cerritos office by March 2009. This is expected to result in the elimination of 49 positions in Cerritos, 32 of which will be replaced in Oakdale, Minnesota. Consolidation of Cerritos activities at a single headquarters location is intended to achieve better focus, gain efficiencies across brands and channels, and reduce cost.
     The 2008 cost reduction restructuring program also includes other various restructuring activities which are expected to result in the elimination of 11 employees and $0.2 million in restructuring and related charges.
     The following tables summarize the restructuring activity related to our 2008 cost reduction restructuring program:

	Initial		Balance as of
	Program	Cumulative	September 30,
(In millions)	Amounts	Usage	2008
Severance and other liability	$5.2	$(0.1)	$5.1

	Initial		Balance as of
	Headcount	Cumulative	September 30,
	Amounts	Reductions	2008
Total employees affected	169	(13)	156
2007 Cost Reduction Restructuring Program
     The following tables summarize the restructuring activity related to our 2007 cost reduction restructuring program which began in the second quarter of 2007.
     Changes in the 2007 cost reduction restructuring accruals during the nine months ended September 30, 2008 were as follows:

	Balance as of			Balance as of
	December 31,	Additional		September 30,
(In millions)	2007	Charges	Usage	2008
Severance and other liability	$13.6	$1.1	$(10.4)	$4.3
     On a cumulative basis through September 30, 2008, the status of the 2007 cost reduction restructuring accruals was as follows:

	Initial			Balance as of
	Program	Additional	Cumulative	September 30,
(In millions)	Amounts	Charges	Usage	2008
Severance and other liability	$15.1	$7.3	$(18.1)	$4.3

	Initial			Balance as of
	Headcount		Cumulative	September 30,
	Amounts	Additions	Reductions	2008
Total employees affected	675	160	(719)	116
TDK Recording Media Restructuring Costs
     TDK 2008 post-closing purchase price adjustment were associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK as set forth in Note 4 herein.

     The following tables summarize the restructuring activity related to TDK Recording Media which began in the third quarter of 2007.
     Changes in the TDK Recording Media restructuring accruals during the nine months ended September 30, 2008 were as follows:

	Balance as of				Balance as of
	December 31,	Additional	Currency		September 30,
(In millions)	2007	Charges	Impacts	Usage	2008
Severance and other liability	$9.4	$2.8	$0.2	$(9.5)	$2.9
Lease termination costs	—	1.3	(0.1)	(0.1)	$1.1
     On a cumulative basis through September 30, 2008, the status of the TDK Recording Media restructuring accruals was as follows:

	Initial				Liability as of
	Program	Additional	Currency	Cumulative	September 30,
(In millions)	Amounts	Charges	Impacts	Usage	2008
Severance and other liability	$11.7	$2.8	$0.2	$(11.8)	$2.9
Lease termination costs	—	1.3	(0.1)	(0.1)	1.1

	Initial			Balance as of
	Headcount		Cumulative	September 30,
	Amounts	Additions	Reductions	2008
Total employees affected	172	46	(178)	40
Note 10 — Taxes
     We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service commenced an examination of one of our U.S. subsidiary’s (Memorex Products Inc.) federal income tax returns for the year ended March 31, 2005, March 31, 2006 and a stub period ended April 28, 2006. U.S. tax returns for the year ended December 31, 2006, and December 31, 2007 remain subject to examination by federal tax authorities. Some state and foreign jurisdiction tax years remain open to examination for years before 2006; however, we believe any additional assessments for years before 2006 will not be material to our consolidated financial statements.
     During the three months ended September 30, 2008, we recorded a tax benefit of $5.0 million due to the loss before income taxes, resulting in an effective rate benefit of 45.9 percent. The effective rate of the tax benefit reflects the mix of income/loss including the restructuring and other charges which provide a benefit at tax rates in the United States which are generally higher than the tax rate on the Company’s overall mix of earnings.
     During the nine months ended September 30, 2008, our tax rate was 31.7 percent compared with 38.8 percent for the same period last year. The lower effective rate of tax in 2008 reflects the mix of earnings and discrete items related mainly to restructuring.
     The tax credit for research activities expired as of the end of 2007 and no such credits have been used in the calculation of the 2008 tax provision. The recently adopted Emergency Economic Stabilization Act of 2008 extended the term of the research credit through to 2009. Beginning in the fourth quarter of 2008, credit for research activity for the full year will be used to determine the tax provision. The annual credit is expected to approximate $500,000.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue in the three month periods ended September 30, 2008 and 2007 were $18.2 million and $17.6 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue in the nine month periods ended September 30, 2008 and 2007 were $58.7 million and $42.1 million, respectively.

Note 11 — Comprehensive (Loss) Income
     Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
(In millions)	2008	2007
Cumulative currency translation adjustment	$(45.4)	$(40.0)
Pension adjustments, net of income tax	(11.8)	(4.4)
Cash flow hedging and other, net of income tax	1.0	0.3

Total accumulated other comprehensive loss	$(56.2)	$(44.1)

     Comprehensive (loss) income for the three and nine month periods ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Net (loss) income	$(5.9)	$9.4	$12.3	$23.7
Currency translation adjustment	(19.5)	11.0	(5.4)	25.9
Pension liability adjustments, net of income tax
Prior service (cost)/ benefit		(2.1)	—	0.3
Net actuarial (loss)/ gain	(7.5)	—	(7.4)	4.3
Less: amortization of costs included in net periodic pension cost	—	—	0.1	(0.2)
Cash flow hedging and other, net of income tax	2.3	0.2	0.7	(0.5)

Total comprehensive (loss) income	$(30.6)	$18.5	$0.3	$53.5

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
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments.
     Revenue and operating income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Net Revenue
Americas	$198.9	$246.3	$603.8	$690.8
Europe	167.3	152.4	528.7	421.8
Asia Pacific	99.4	84.6	327.0	205.4
Electronic Products	61.9	42.2	145.9	42.2

Total	$527.5	$525.5	$1,605.4	$1,360.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Operating Income (Loss)
Americas	$15.9	$12.4	$57.2	$59.0
Europe	4.2	10.8	17.1	29.8
Asia Pacific	7.8	4.4	23.5	14.8
Electronic Products	(4.4)	2.2	(6.5)	2.2
Corporate and unallocated	(32.2)	(13.5)	(68.3)	(68.5)

Total	$(8.7)	$16.3	$23.0	$37.3

     Corporate and unallocated amounts above include restructuring and related expense (income) of $16.3 million and $(0.7) million for the three month periods ended September 30, 2008 and 2007, respectively. Corporate and unallocated amounts above include restructuring and other expense of $21.0 million and $20.7 million for the nine month periods ended September 30, 2008 and 2007, respectively.
     We have four major product categories: optical, magnetic, flash media, and electronic products, accessories and other. Revenue by product category was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Net Revenue
Optical products	$255.1	$234.3	$781.0	$619.6
Magnetic products	154.2	177.6	498.7	490.4
Flash media products	22.8	39.2	76.7	117.7
Electronic products, accessories and other	95.4	74.4	249.0	132.5

Total	$527.5	$525.5	$1,605.4	$1,360.2

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2008, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, with the possible exception for the Philips dispute as described below, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2008 would not be material to our financial position.
     Moser Baer India Ltd. (MBI) has made a claim for indemnification of its legal expenses incurred with respect to the Philips litigation described below. Imation has made payments to MBI in connection with a portion of MBI’s legal fees incurred with respect to the Phillips litigation. We continue to review MBI’s claims for reimbursement to determine the extent of our obligations under the relevant agreements with MBI.

Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary, Global Data Media (GDM), is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and MBI, Imation’s partner in GDM. Philips alleged that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringes one or more patents that are not covered by the cross-license. Philips originally claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action. Although all litigation carries risk, we continue to believe that Philips’ claims are without merit.
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
     On May 27, 2008, Philips filed a Motion for Judgment on the Pleadings that the cross-license does not apply to subsidiaries acquired or formed by Imation after March 1, 2000. Under this interpretation, the license would not apply to GDM or Memorex Products, Inc. Imation disagrees with this interpretation. The parties held court ordered settlement discussions from June through September 2008, however, no agreement was reached. A hearing on Philips’ Motion was held on October 3, 2008. A ruling on the motion is expected before the end of 2008. In the interim, the parties may continue to conduct settlement discussions. Discovery is ongoing and trial of the matter is currently scheduled for fall 2009.
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
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States. The trial was held October 27, 2008 through November 4, 2008.

The judge’s decision is due February 19, 2009, and the ITC’s final decision is due June 19, 2009. Because some of our suppliers are already licensed by SanDisk and we are generally indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.
Note 14 — Recent Accounting Pronouncements
     On April 25, 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. We are required to adopt the FSP at the beginning of 2009 and for interim periods within that year. While the guidance on determining the useful life of a recognized intangible asset must be applied prospectively only to intangible assets acquired after the FSP’s effective date, the disclosure requirements of the FSP must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. Early adoption of the FSP is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. We are required to adopt the new standard effective at the beginning of 2009. We have determined that the adoption of SFAS 160 will not have a material impact on our consolidated financial position, results of operations or cash flows.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our Consolidated Financial Statements.
Note 15 — Subsequent Events
     On November 6, 2008, the Board of Directors approved a restructuring program intended to accelerate alignment of our cost structure with our strategic direction. We anticipate up to $40 million in restructuring and other charges, of which approximately $25 million will be incurred in the fourth quarter of 2008. The restructuring and other charges will mainly be cash for severance and related costs and the majority of the program is expected to be completed by the end of 2009. The restructuring activities will result in the elimination of approximately 200 positions around the world. The target of the program is to obtain an annualized expense reduction in excess of $40 million once the program is fully implemented.
     On November 10, 2008, one of our customers, Circuit City Stores Inc. (Circuit City), filed for Chapter 11 bankruptcy protection. After consideration of payments made subsequent to quarter end, Imation's remaining September 30, 2008 net accounts receivable balance is not significant. There have been further product shipments by the Company to Circuit City between October 1, 2008 and November 10, 2008. While the ultimate collectability of the related receivable balances at the date of Circuit City's bankruptcy filing is subject to many uncertainties, we believe any potential loss will not be significant.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
     We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of September 30, 2008, and the related condensed consolidated statements of operations for each of the three and nine month periods ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
     We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements (our opinion contained explanatory paragraphs stating the Company changed the manner in which it accounts for income taxes effective January 1, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 10, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp. is a leading global marketer and developer of products in digital storage, audio and video electronics and accessories that enable people to capture, save and enjoy digital information. The primary brand names under which our products are sold are Imation, Memorex and TDK Life on Record. As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We sell data storage products in approximately 100 countries around the world and under several different brand names across multiple technology platforms or “pillars” — magnetic media, recordable optical media, solid state flash drives and removable hard drives. We also sell a range of consumer video, audio and home electronic products, and accessories primarily in North America and primarily under the Memorex brand name. Except for certain magnetic tape media formats, we do not manufacture the products we sell and distribute. We seek to differentiate these products through unique designs, product positioning, packaging, merchandising, and branding. We source these products from a variety of third party manufacturers.
     The data storage removable media market presents an important market for Imation with our leading market shares in both magnetic tape and recordable optical media and our long-standing original equipment manufacturers (OEM), channel and end-user relationships. Our market leadership is based on several factors. We own, manage or distribute multiple brands across multiple product platforms. We are able to provide global sales and distribution coverage. We have developed and manufacture proprietary tape formats and hold a significant intellectual property portfolio, particularly in tape. This market also presents several challenges for Imation. The market is highly competitive, with some competitors having significantly greater resources and well known brands. Some of our competitors products are driven by alternative technologies, such as hard disks or flash products. It is also characterized by continuing changes in technology, ongoing variable price erosion, diverse distribution channels and a large variety of brands and formats for tape, optical, flash and removable hard disk products.
     The magnetic tape market remains an important market with growing demand for storage capacity across a substantial installed base of commercial information technology users, a relatively small number of competitors and high barriers to entry. Imation enjoys a leading market share, significant intellectual property portfolio, solid industry reputation and relationships among key original equipment manufacturers (OEMs). The magnetic tape industry has consistently addressed the growth in demand for storage capacity with higher capacity cartridges resulting in lower cost per gigabyte and a decline in overall cartridge volume over time. Many of our legacy tape formats, which are proprietary or semi-proprietary, have among the highest gross profit margins among all our products. Non-proprietary open format LTO tape typically is more competitive with lower gross margins and continues to gain share against these legacy formats. In the current economic environment, we have seen this trend accelerate, especially among some of our enterprise class customers. Finally, lower cost disk and optimization strategies such as virtual tape and de-duplication remain a factor in certain sectors of the market. As a result, we expect our tape revenue and margins to continue to be under pressure as these factors result in gradual decline in the size of the total tape media market over time and a shift in the mix of total tape revenue toward lower margin open formats.
     Our recordable optical media product sales are primarily composed of CD’s and DVD’s sold throughout the world under various brands including those we own or control (Imation, Memorex and TDK Life on Record) as well as under a distribution agreement for the HP brand. We also have a majority interest in a sales and marketing joint venture for optical media, named Global Data Media (GDM). While our different brands have varying strengths in different regions of the world, in aggregate we have the leading overall market share for optical media globally. While the overall market for CDs and DVDs is declining somewhat as hard disk and flash media replace optical media in some applications (music and video recording), we have grown both optical revenue and market share through our acquisitions. In addition, we sell Blu-ray ™ recordable media as a new and emerging higher capacity format targeted at the recording of high definition video content. Our optical media products are sold through a variety of retail consumer and commercial distribution channels and sourced from manufacturers primarily in Taiwan and India.
     Our flash media sales are primarily composed of USB flash drives sold through a variety of retail consumer and commercial distribution channels around the world under the Imation, Memorex and TDK Life on Record brands and are sourced from manufacturers in Asia. The removable flash media market is competitive with highly variable price swings driven by raw chip manufacturing volumes and capacity as well as market demand in the much larger embedded flash market. Focused and efficient sourcing and distribution, as well as diligent management of inventories, channel placement and promotional activity, are critical elements for success in this market. These are areas of focus as we implement our strategy. In addition to USB flash drives, we sell a limited amount of flash cards and solid state drives (SSD) which we view as a potentially large category in the future.

     We also participate in the audio/video segment of the much larger consumer electronics (CE) market. Products we sell include flat panel displays and televisions, iPod™ accessories and MP3 players, clock radios, CD and DVD players, karaoke machines, digital picture frames and digital cameras. It is a large and highly diverse market in terms of competitors and channels. We compete in mass merchant channels for second tier brand preference primarily under the Memorex brand in North America. The accessories market encompasses cases, cleaning and labeling products, cables and connectors sold through retail outlets and distribution channels. Both CE products and accessories are sourced from manufacturers throughout Asia.
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
•	Optimize our magnetic tape business. Recognizing the factors cited above which are pressuring the overall tape market, we have set out to optimize our magnetic tape business and reduce our manufacturing costs. In May 2007 and July 2008 we announced major restructuring actions which involved the planned exit of two manufacturing plants in Wahpeton, North Dakota and Camarillo, California and a plan to focus our tape coating operations in our Weatherford, Oklahoma plant. We are concentrating our direct manufacturing investments on coating operations and outsourcing other parts of manufacturing operations for magnetic tape. We continue to invest in the most current tape formats and seek to maintain and strengthen our relationships with key OEMs.

•	Grow the data storage media business across the four “pillars” of storage offering products under multiple brands. Over the years, we have brought to market recordable media products beyond magnetic tape, including recordable optical media, removable USB flash drives and flash cards, and external and removable hard disk products. We have also acquired additional brands, beyond the Imation brand, and established distribution agreements for other brands. In addition, with 59 percent of our revenue coming from outside the United States for the nine months ended September 30, 2008, we seek to leverage our global marketing and distribution capability in bringing products to market across multiple geographies.

•	Extend certain brands selectively across multiple product categories. We sell accessories and certain consumer electronic products, selectively, under multiple brands in various regions of the world. With the acquisition of the Memcorp business in the third quarter of 2007, we entered into the consumer electronics market to sell consumer electronic products primarily in North America, which we did not offer previously. Our product portfolio includes flat panel displays and televisions, iPod™ accessories, and MP3 players, clock radios, CD and DVD players, karaoke machines, digital picture frames and digital cameras. This acquisition also included a brand licensing agreement with MTV Networks, a division of Viacom International, to design and distribute consumer electronic items under certain Nickelodeon character-based properties and the NPower brands. With the acquisition of XtremeMac in June 2008, we acquired a portfolio of iPod, iPhone and Apple TV accessories and brands, which had been marketed in Apple stores and certain other channels, primarily in North America.
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

Executive Summary
     With recent changes in global economic conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates and energy costs create uncertainties that could impact our earnings outlook for the remainder of 2008. See Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.
     As worldwide businesses, our operations can be affected by global and regional industrial, economic and political factors. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or economy of any single country on our consolidated results.
Consolidated Results of Operations for the Nine Months Ended September 30, 2008
•	Revenue of $1,605.4 million in the nine months ended September 30, 2008 was up 18.0 percent compared with $1,360.2 million in same period last year.

•	Operating income of $23.0 million in the nine months ended September 30, 2008 was down 38.3 percent compared with $37.3 million in the same period last year.

•	Diluted earnings per share was $0.33 for the nine months ended September 30, 2008 compared with $0.64 for the same period last year.
Cash Flow/Financial Condition for the Nine Months Ended September 30, 2008
•	Cash flow from operations totaled $86.5 million in the nine months ended September 30, 2008 compared with $13.4 million during the same period last year.

•	Total cash and cash equivalents were $112.8 million as of September 30, 2008, compared with $135.5 million at year-end 2007.

•	Dividends of $0.16 per share were paid in March, in June and in September 2008.
Results of Operations
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Net revenue	$527.5	$525.5	0.4%	$1,605.4	$1,360.2	18.0%
     Our worldwide revenue for the three months ended September 30, 2008 remained essentially unchanged compared with the same period last year, with overall volume increases of approximately four percent and a foreign currency benefit of approximately three percent, offset by price declines of approximately seven percent. The volume increases for the three months ended September 30, 2008, compared with the same period last year, were driven by optical and consumer electronics product sales. We benefited in the third quarter of 2008 from one additional month of TDK Recording Media incremental revenue of $42.3 million which was offset by declines in magnetic product sales. Our revenue growth for the nine months ended September 30, 2008, compared with the same period last year, was driven by overall volume increases of approximately 20 percent and a foreign currency benefit of approximately five percent, partially offset by price declines of approximately seven percent. The volume increases for the nine months ended September 30, 2008, compared with the same period last year, were driven by optical and consumer electronics product sales, primarily due to the addition of TDK Recording Media and Memcorp incremental revenue which totaled $391.7 million. Excluding acquisitions, revenue for the nine months ended September 30, 2008 from our magnetic products was down due to declines in demand for entry level and mature data center tape formats; revenue from our optical products was down due to a decrease in DVD and CD sales; and revenue from our flash products was down due to our planned rationalization of our exposure to the U.S. retail channel.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Gross profit	$81.6	$85.7	-4.8%	$275.2	$240.0	14.7%
Gross margin	15.5%	16.3%		17.1%	17.6%
     Our gross margin as a percent of revenue declined for the three and nine month periods ended September 30, 2008, compared with the same periods last year due to continued changes in product mix driven by softness in data center tape demand as well as a $2 million inventory write-off associated with the previously announced closure of our Camarillo site.
Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$70.4	$61.6	14.3%	$215.0	$151.5	41.9%
As a percent of revenue	13.3%	11.7%		13.4%	11.1%
     The increase in SG&A expense for the three months ended September 30, 2008, compared with the same period last year, was due to acquisition integration spending, additional legal expense related to the Philips and SanDisk litigation, one additional month of TDK Recording Media incremental SG&A expense and incremental brand investments.
     The increase in SG&A expense for the nine months ended September 30, 2008, compared with the same period last year, was due to the addition of TDK Recording Media and Memcorp SG&A expenses and intangible asset amortization, as well as additional legal expenses related to the Phillips and SanDisk litigation, spending for acquisition integration and incremental brand investments.
Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Research and development	$5.6	$8.5	-34.1%	$18.2	$30.5	-40.3%
As a percent of revenue	1.1%	1.6%		1.1%	2.2%
     The decrease in R&D expense for the three and nine month periods ended September 30, 2008, compared with the same periods last year, was due to the result of savings from restructuring actions initiated in the second quarter of 2007 as we focused our activities primarily on development of new magnetic tape formats.
Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Restructuring and other	$14.3	$(0.7)	NM	$19.0	$20.7	-8.2%
As a percent of revenue	2.7%	(0.1)%		1.2%	1.5%

NM	—	Not Meaningful
     During the three months ended September 30, 2008, we recorded restructuring charges of $5.2 million related to our 2008 cost reduction restructuring program. This program includes an exit plan for our Camarillo, California plant as a further implementation of our manufacturing strategy. We anticipate the plant closing will result in the elimination of approximately 140 positions, 31 of which were included under previously announced programs. We expect exit of the Camarillo plant to result in approximately $15 million to $20 million in annualized cost eliminations intended to mitigate projected declines in tape gross profits in future years.
     The 2008 cost reduction restructuring program also includes our decision to consolidate Cerritos, California business operations into Oakdale, Minnesota and close the Cerritos office by March 2009. This will result in the elimination of 49 positions in Cerritos, 32 of which will be replaced in Oakdale, Minnesota. The consolidation of Cerritos activities at a single headquarters location is intended to achieve better focus, gain efficiencies across brands and channels, and reduce cost. Consolidation of the Cerritos operations is expected to result in approximately $1.0 million in annualized cost eliminations.

     The 2008 program also includes other various restructuring activities which are expected to result in the elimination of 11 employees.
     During the three months ended September 30, 2008, we also recorded $3.2 million in pension settlement and curtailment costs and $6.0 million of asset impairments related to our Camarillo facility, which was offset by a $0.7 million gain on the sale of assets that were previously impaired.
     During the second quarter of 2008, we recorded restructuring charges of $4.0 million related to our previously announced restructuring programs, including severance and severance-related costs of $2.5 million and lease termination costs of $1.9 million. Restructuring and other expense of $0.7 million recorded during the first quarter of 2008 related mainly to restructuring charges of $2.7 million offset by income of $2.3 million associated with the TDK post-closing purchase price adjustment. The TDK post-closing purchase price adjustment is associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK as set forth in Note 4 to the Condensed Consolidated Financial Statements.
     Restructuring and other expense of $20.7 million recorded for the nine months ended September 30, 2007 included $19.6 million of restructuring costs related to our cost reduction program which began in the second quarter of 2007, asset impairments of $1.4 million and income of $0.7 million for a terminated employment agreement.
Operating (Loss) Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Operating (loss) income	$(8.7)	$16.3	NM	$23.0	$37.3	-38.3%
As a percentage of revenue	(1.6)%	3.1%		1.4%	2.7%

NM	—	Not Meaningful
     The decrease in operating income for the three months ended September 30, 2008, compared with the same period last year, was due to reduced profitability in our legacy magnetic tape, audio video and electronic products as well as higher restructuring and other charges and $2 million in inventory write-offs associated with our previously announced closure of our Camarillo site.
     The decrease in operating income for the nine months ended September 30, 2008, compared with the same period last year, was due to reduced profitability in our legacy tape and electronic products.
Income Tax (Benefit) Provision

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Income tax (benefit) provision	$(5.0)	$6.1	NM	$5.7	$15.0	-62.0%
Effective tax rate	45.9%	39.4%		31.7%	38.8%

NM	—	Not Meaningful
     During the three months ended September 30, 2008, we recorded a tax benefit of $5.0 million due to the loss before income taxes, resulting in an effective rate benefit of 45.9 percent. The effective rate of the tax benefit reflects the mix of income/loss including the restructuring and other charges which provide a benefit at tax rates in the United States which are generally higher than the tax rate on the Company’s overall mix of earnings.
During the nine months ended September 30, 2008, our tax rate was 31.7 percent compared with 38.8 percent for the same period last year. The lower effective rate of tax in 2008 reflects the mix of earnings and discrete items related mainly to restructuring.

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
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments.
     Information related to our segments is as follows:
Americas

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Net revenue	$198.9	$246.3	-19.2%	$603.8	$690.8	-12.6%
Operating income	15.9	12.4	28.2%	57.2	59.0	-3.1%
As a percent of revenue	8.0%	5.0%		9.5%	8.5%
     The Americas segment is our largest segment comprising 37.7 percent of our total revenue for the three months ended September 30, 2008 and 37.6 percent of our total revenue for the nine months ended September 30, 2008. For the three months ended September 30, 2008, the revenue decrease compared with the same period last year was driven primarily by lower revenues from our flash, magnetic and to a lesser degree optical products. For the nine months ended September 30, 2008, the revenue decrease compared with the same period last year was driven by lower revenue from our magnetic, optical and flash products, partially offset by incremental revenue of $49.1 million associated with the TDK Recording Media acquisition.
     The increase in operating income as a percentage of revenue for the three and nine month periods ended September 30, 2008, compared to the same periods last year, was driven by increased gross profits in both optical and flash products, partially offset by lower gross profits in magnetic products, along with lower SG&A expenses.
Europe

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Net revenue	$167.3	$152.4	9.8%	$528.7	$421.8	25.3%
Operating income	4.2	10.8	-61.1%	17.1	29.8	-42.6%
As a percent of revenue	2.5%	7.1%		3.2%	7.1%
     The Europe segment revenue comprised 31.7 percent of our total revenue for the three months ended September 30, 2008 and 32.9 percent of our total revenue for the nine months ended September 30, 2008. Our revenue increase for the three months ended September 30, 2008, compared with the same period last year, was due to overall volume increases of approximately 11 percent and a foreign currency benefit of approximately nine percent, offset by price declines of approximately ten percent. The volume increases for the three months ended September 30, 2008, compared with the same period last year was driven by an increase in our GDM joint venture optical product revenue. For the nine months ended September 30, 2008, the revenue increase compared with the same period last year, driven by incremental revenue of $116.4 million from the TDK Recording Media acquisition, mostly in optical products, as well as an increase in revenue from our GDM joint venture.
     The decrease in operating income as a percentage of revenue for the three months ended September 30, 2008, compared with the same period last year, was driven mainly by lower gross profits in our magnetic products along with higher SG&A expense.

The decrease in operating income as a percentage of revenue for the nine months ended September 30, 2008, compared with the same period last year, was driven mainly by higher SG&A expense as well as lower gross profits in our magnetic products; offset somewhat by higher sales and gross profits in optical, audio video and flash products.
Asia Pacific

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Net revenue	$99.4	$84.6	17.5%	$327.0	$205.4	59.2%
Operating income	7.8	4.4	77.3%	23.5	14.8	58.8%
As a percent of revenue	7.8%	5.2%		7.2%	7.2%
     The Asia Pacific segment revenue comprised 18.8 percent of our total revenue for the three months ended September 30, 2008 and 20.4 percent of our total revenue for the nine months ended September 30, 2008. Our revenue increase for the three months ended September 30, 2008, compared with the same period last year, was due to overall volume increases of approximately 14 percent and a foreign currency benefit of approximately ten percent, offset by price declines of approximately six percent. For the three months ended September 30, 2008, the revenue increase compared with the same period last year was driven by incremental revenue of $17.3 million from the TDK Recording Media acquisition, mostly in optical products. For the nine months ended September 30, 2008, the revenue increase compared with the same period last year was driven by incremental revenue from the TDK Recording Media acquisition of $120.6 million, mostly in optical products.
     The increase in operating income as a percentage of revenue for the three months ended September 30, 2008, compared with the same period last year, was driven mainly by higher sales and gross profits in our optical products, offset partially by higher SG&A expense. Operating income as a percentage of revenue for the nine months ended September 30, 2008 remained unchanged from the prior year, as higher sales and gross profits in optical and audio video products were offset by higher SG&A expense.
Electronic Products

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Net revenue	$61.9	$42.2	46.7%	$145.9	$42.2	245.7%
Operating (loss) income	(4.4)	2.2	NM	(6.5)	2.2	NM
As a percent of revenue	(7.1)%	5.2%		(4.5)%	5.2%

NM — Not Meaningful
     The Electronic Products segment comprised 11.8 percent of our total revenue for the three months ended September 30, 2008 and 9.1 percent of our total revenue for the nine months ended September 30, 2008. This operating segment is the result of the Memcorp business acquisition in July 2007. For the three and nine month periods ended September 30, 2008, our operating results were impacted by economic factors in the U.S. We experienced weakened demand during the quarter as orders were pulled back or deferred. This lead to higher than expected price erosion in the industry as supply exceeded demand, especially in flat panel TV and LCD screens. For the nine months ended September 30, 2008, our results include nine months of revenue and operating (loss) income, compared to only two months in the same period last year. This segment experiences seasonality associated with consumer channels, with the majority of the revenue for this segment expected to occur in the second half of the year with a greater concentration in the fourth quarter.
Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2008	2007	Change	2008	2007	Change
Operating costs	$32.2	$13.5	138.5%	$68.3	$68.5	-0.3%
     Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense that are not allocated to the segments. The increased operating costs for the three months ended September 30, 2008, compared with the same period last year, were attributed to higher restructuring and other expenses in 2008. Corporate and unallocated operating costs for the nine months ended September 30, 2008 remained essentially unchanged compared with the same period last year.

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
     Changes in foreign currency exchange rates on an overall basis in the three and nine month periods ended September 30, 2008 positively impacted worldwide revenue by approximately three percent and five percent, respectively, compared with the same periods last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes, including the translation impact on local offsetting expense and pricing declines that tend to offset translation benefits over time.
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
Financial Position
     Our cash and cash equivalents balance as of September 30, 2008 was $112.8 million, a decrease of $22.7 million from $135.5 million as of December 31, 2007. The decrease in cash and cash equivalents was primarily due to the repayment of the Memcorp promissory notes of $31.3 million, repurchase of common stock of $26.4 million, dividend payments of $17.9 million, cash paid for capital expenditures of $9.7 million, cash paid for minority interest acquisition of $8.0 million, cash paid for the XtremeMac acquisition of $7.0 million and cash paid for the TDK working capital settlement of $6.5 million offset by cash generated operations of $86.5 million.
     Our receivables balance as of September 30, 2008 was $354.7 million, a decrease from $507.1 million as of December 31, 2007. The decrease was due to the seasonal nature of our sales and collections. Accounts receivable days sales outstanding was 58 days as of September 30, 2008, down six days from December 31, 2007, due largely to the nature of our sales and collections. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. Days of inventory supply was 77 days as of September 30, 2008, up 12 days from December 31, 2007. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in days of inventory supply is related to the impact of increasing inventory for seasonal demands, coupled with soft revenue as well as increasing end-of-life inventories associated with the Camarillo shut-down.
     Our other current assets balance as of September 30, 2008 was $141.3 million, an increase of $31.4 million from $109.9 million as of December 31, 2007. The increase was primarily due to a $14.5 million reclassification of assets held for sale from property, plant and equipment to other current assets relating to the exit of our Anaheim facility as well as an increase in prepaid expenses.
     Our accounts payable balance as of September 30, 2008 was $296.6 million, a decrease of $53.5 million from $350.1 million as of December 31, 2007. The decrease in accounts payable was due to lower purchasing levels as well as payments made during the third quarter of 2008.
     Our other current liabilities balance as of September 30, 2008, was $180.1 million, a decrease of $77.2 million from $257.3 million as of December 31, 2007. The decrease was mainly due to lower accrued rebates, payments made under our restructuring plans, and a decrease in acquisition related liabilities as we settled certain liabilities with TDK. (See Note 4 to the Condensed Consolidated Financial Statements for further information).
     Our other liabilities balance as of September 30, 2008, was $56.1 million, an increase of $11.1 million from $45.0 million as of December 31, 2007. The increase was mainly due to the remeasurement of our U.S. pension liability caused by the pension settlement and curtailment. During 2008, the U.S. equity markets have seen a significant decline in value and, consequently, our plan assets have decreased from December 31, 2007. In accordance with SFAS No. 158, Employers; Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), we recognized the difference between the plan assets at their fair value and the benefit obligation as a pension liability, and as an unrecognized loss included in other comprehensive income, net of tax.

     We complete our annual test for goodwill impairment during the fourth quarter each year. During the third quarter of 2008, we determined that significant changes in the business climates in which we operate required us to reduce our financial projections for our reporting units. This, along with other factors including disruption in global financial markets, resulted in a significant decrease in our common stock price at the end of the third quarter and into the fourth quarter of 2008. As a result of these changes in circumstances, we tested our indefinite-lived intangible assets for impairment under the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and our goodwill for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We identified no goodwill impairment. See Note 6 to the Condensed Consolidated Financial Statements for further information.
     Liquidity and Capital Resources
     Cash provided by operating activities of $86.5 million for the nine months ended September 30, 2008 was driven by net income as adjusted for non-cash items of $73.2 million and changes in our operating assets and liabilities which provided cash of $13.3 million. We contributed $5.6 million to our pension plans during the nine month period ended September 30, 2008.
     Cash provided by operating activities of $13.4 million for the nine months ended September 30, 2007 was driven by net income as adjusted for non-cash items of $68.2 million, offset by cash used in connection with changes in operating assets and liabilities of $54.8 million. Included in these working capital uses are approximately $15.0 million associated with the Memcorp acquisition as we did not acquire any working capital other than inventory.
     Cash used in investing activities of $32.6 million for the nine months ended September 30, 2008 included payment for the acquisition of a minority interest of $8.0 million, payment for the acquisition of XtremeMac of $7.0 million, payment for the TDK working capital settlement of $6.5 million, capital spending of $9.7 million, and payment for the Memorex earn-out of $2.5 million. Investing activities for the nine months ended September 30, 2007 included the TDK Recording Media and Memcorp acquisitions net cash payments of $38.5 million, capital spending of $11.8 million partially offset by a net receipt of $5.5 million settlement related to post-closing purchase price adjustments associated with the acquisition of Memorex.
     Cash used in financing activities of $75.0 million in the nine months ended September 30, 2008 included payment of $31.3 million to repay the Memcorp promissory notes, repurchase of common stock of $26.4 million and dividend payments of $17.9 million. Cash used in financing activities of $92.6 million in the nine months ended September 30, 2007 included repurchase of common stock of $79.6 million, dividend payments of $16.9 million and repayment of debt associated with the Memcorp acquisition of $3.8 million, partially offset by cash inflows of $7.5 million related to the exercise of stock options.
     On March 30, 2006, we entered into a credit agreement with a group of banks that were party to a prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. This credit agreement was further amended on July 24, 2007, as follows: (i) increased the credit facility from $300 million to $325 million and added an option to increase the facility to $400 million at a future date; (ii) extended the term for an additional year to March 29, 2012; (iii) permitted the Company’s acquisition of the TDK Recording Media business; (iv) increased the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modified the fixed charge coverage ratio definition and (vi) reduced the applicable interest rates. The Credit Agreement provides for revolving credit, including letters of credit. An amendment on April 25, 2008 formally expanded the types of letters of credit available under the Agreement. Borrowings under the amended Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to an additional 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses and income taxes actually paid) not less than 2.5 to 1.0. Based on our future profitability expectations, these covenants will restrict the total amount available under the credit facility. No borrowings were outstanding and we complied with all covenants under the Credit Agreement as of September 30, 2008.
     In connection with the Memcorp acquisition which closed on July 9, 2007, we issued promissory notes totaling $37.5 million payable to Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the Sellers). Promissory note payments totaling $30 million were due in quarterly installments over three years from the closing date, with an interest rate of 6 percent per annum, and not subject to offset. Payment of the $30 million obligation was further provided for by an irrevocable letter of credit issued pursuant to the Credit Agreement. The remaining $7.5 million obligation was payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6 percent per annum, which was unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers was satisfied prior to the 18 month maturity date, $3.75 million of such note was to be paid in advance of the maturity date, and provided further that if the existing obligation was not satisfied prior to the 18-month maturity date, $3.75 million of such note was to be withheld until such obligation was satisfied, or until the third anniversary of the closing date, whichever occurred first. As a result of an existing obligation of the Sellers being satisfied prior to the 18-month maturity date, we paid $3.75 million of such note during the third quarter of 2007. We also paid a quarterly installment in the amount of $2.5 million in the fourth quarter of 2007, in accordance with the note agreements. In the first quarter of 2008, we repaid in full the promissory notes outstanding at December 31, 2007 of $31.3 million.

     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of September 30, 2008, there were no borrowings outstanding under such arrangements.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 30, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of September 30, 2008, we had repurchased 0.7 million shares under the latest authorization and held, in total, 5.3 million shares of treasury stock acquired at an average price of $25.07 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of September 30, 2008.
     We paid cash dividends of $0.16 per share, or $6.0 million, during each of the first and second quarters of 2008 and $0.16 per share or $5.9 million in the third quarter of 2008. On November 6, 2008, our Board of Directors declared a fourth quarter cash dividend of $0.08 per share payable December 29, 2008, to shareholders of record at the close of business on December 15, 2008. Any future dividends are at the discretion of, and subject to, the approval of our Board of Directors.
     Our remaining anticipated liquidity needs for 2008 include but are not limited to the following: capital expenditures of approximately $5 million; restructuring payments of approximately $10 million; minimum pension funding of $1 million to $2 million; operating lease payments of approximately $3 million; and any amounts associated with litigation, the repurchase of common stock under the authorization discussed above, or dividends that may be paid upon approval of the Board of Directors. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations for the next twelve months. There can be no assurance, however, that the Company’s business will continue to generate cash flow at current levels, and the current disruption in the global financial markets may negatively impact the Company’s ability to access the capital markets under current and future sources of financing in a timely manner and on attractive terms.
     Other than operating lease commitments, we are not using off-balance sheet arrangements, including special purpose entities, nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We repaid the full amount of the Memcorp promissory notes of $31.3 million in the first three months of 2008. There were no other significant changes to our contractual obligations during the nine months ended September 30, 2008.
Fair Value Measurements
     As discussed in Note 3 to the Condensed Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. The adoption of SFAS 157 had no impact on our financial results.

Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no significant changes to these accounting policies during the first nine months of 2008.
     We complete our annual test for goodwill impairment during the fourth quarter each year. During the third quarter of 2008, we determined that significant changes in the business climates in which we operate required us to reduce our financial projections for our reporting units. This along with other factors including disruption in global financial markets, resulted in a significant decrease in our common stock price at the end of the third quarter and into the fourth quarter of 2008. As a result of these changes in circumstances, we tested our intangible assets for impairment under the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and our goodwill for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Based on our assessment we determined there were no impairments of our intangible assets or goodwill as of September 30, 2008.
     Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans and projections with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations.
     The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units (step one of the impairment test). If fair value is less than carrying value, goodwill impairment may be present. In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial projections. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our Company to other publicly traded companies or by analysis of actual transactions of similar businesses or assets sold. The summation of our reporting units’ fair values must be compared to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. At September 30, 2008, the book value of our equity is higher than our market capitalization. This was also the case at December 31, 2007, at which time we recorded a goodwill impairment charge of $94.1 million.
     In determining the fair value of our reporting units under the income approach, our projected cash flows are affected by various assumptions. In our fair value on a discounted cash flow basis we used projections over a 10 year period with an assumed residual growth rate of approximately 3 percent thereafter. We used management business plans and projections as the basis for expected future cash flows. Our third quarter interim impairment test used a stock price that reflected the market impact from our earnings announcement issued on October 9, 2008. This stock price was $13.70. Our determination of fair value included a control premium of 25 percent. A control premium represents an estimate of the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the Company. In order to reconcile our projections to our market capitalization amount, we used a discount rate of 23 percent.
     The indicated excess in fair value over carrying value of our three reporting units with goodwill in step one of the impairment test at September 30, 2008 and goodwill related to these reporting units is as follows:

		Excess of fair
		value over
(In millions)	Goodwill	carrying value
Americas-Commercial	$9.5	$12.5
Asia Pacific	11.5	12.0
Electronic Products	38.6	3.9
     Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill and our intangibles. We will perform a complete analysis of goodwill again during the fourth quarter of 2008 as part of our annual testing. If economic conditions deteriorate further or the market price of our common stock declines below the stock price assumed in our measurement of fair value, this could increase the likelihood of future non-cash impairment charges.

Recently Issued Accounting Standards
     On April 25, 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. We are required to adopt the FSP at the beginning of 2009 and for interim periods within that year. While the guidance on determining the useful life of a recognized intangible asset must be applied prospectively only to intangible assets acquired after the FSP’s effective date, the disclosure requirements of the FSP must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. Early adoption of the FSP is prohibited. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. We are required to adopt the new standard effective at the beginning of 2009. We have determined that the adoption of SFAS 160 will not have a material impact on our consolidated financial position, results of operations or cash flows.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our Consolidated Financial Statements.
Subsequent Events
     On November 6, 2008, the Board of Directors approved a restructuring program intended to accelerate alignment of our cost structure with our strategic direction. We anticipate up to $40 million in restructuring and other charges, of which approximately $25 million will be incurred in the fourth quarter of 2008. The restructuring and other charges will mainly be cash for severance and related costs and the majority of the program is expected to be completed by the end of 2009. The restructuring activities will result in the elimination of approximately 200 positions around the world. The target of the program is to obtain an annualized expense reduction in excess of $40 million once the program is fully implemented.
     On November 10, 2008, one of our customers, Circuit City Stores Inc. (Circuit City), filed for Chapter 11 bankruptcy protection. After consideration of payments made subsequent to quarter end, Imation's remaining September 30, 2008 net accounts receivable balance is not significant. There have been further product shipments by the Company to Circuit City between October 1, 2008 and November 10, 2008. While the ultimate collectability of the related receivable balances at the date of Circuit City's bankruptcy filing is subject to many uncertainties, we believe any potential loss will not be significant.
Forward-Looking Statements and Risk Factors
     The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This outlook, while based on our best estimates at this time, contains a high degree of risk and uncertainty due to global economic conditions. In addition, the recent decline in our stock price and deterioration in economic conditions impacting our business outlook increases the possibility of asset impairments in 2008. Except where noted below as a result of the restructuring and other charges anticipated in the fourth quarter of 2008, this outlook is unchanged from the most recent outlook provided on October 21, 2008.

•	Revenue for 2008 is targeted at approximately $2.165 billion to $2.185 billion. We anticipate fourth quarter revenue in the range of $560 million to $580 million, unchanged from our most recent outlook.

•	Operating loss for fourth quarter of 2008 is targeted to be in the range of $11 million to $18 million. This includes restructuring and related charges of approximately $25 million. Previously, fourth quarter operating income was targeted in the range of $7 million to $14 million.

•	Diluted loss per share for fourth quarter of 2008 is targeted between $0.21 and $0.34 which includes the negative impact of approximately $0.44 from restructuring and related charges. Previously, fourth quarter diluted earnings per share was targeted between $0.11 to $0.23.

•	Operating income for 2008 is targeted to be in the range of $5 million to $12 million. This includes restructuring and related charges incurred in the first three quarters and anticipated in the fourth quarter which combined total $46 million. Previously, 2008 operating income was targeted in the range of $30 million to $37 million including restructuring and related charges of $21 million incurred through the first three quarters of 2008.

•	Diluted earnings per share for 2008 is targeted between $0.00 and $0.12 which includes the negative impact of $0.83 from restructuring and related charges incurred in the first three quarters and anticipated in the fourth quarter. Previously, 2008 diluted earnings per share was targeted between $0.44 and $0.56 which includes the negative impact of approximately $0.39 from restructuring and other charges incurred through the first three quarters.

•	Capital spending is targeted to be approximately $15 million, unchanged from our most recent outlook.

•	The tax rate for 2008 is anticipated to be in the range of 33 percent to 35 percent, absent any one-time tax items that may occur in the future. This is unchanged from our most recent outlook.

•	Depreciation and amortization expense is targeted to be approximately $50 million, unchanged from our most recent outlook.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeted,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include continuing uncertainty in global and regional economic conditions; the volatility of the markets in which we operate; the outcome of any pending or future litigation, including the pending Philips litigation; our ability to successfully defend our intellectual property rights; the possibility that our goodwill or other assets may become impaired; the rate of decline for certain existing products; the competitive pricing environment and its possible impact on profitability and inventory valuations; our ability to meet our revenue growth and cost reduction targets; our ability to successfully integrate our recent acquisitions and achieve the anticipated benefits, including synergies, in a timely manner; our ability to successfully implement our global manufacturing strategy for magnetic data storage products and to realize the benefits expected from the related restructuring; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to efficiently source, warehouse and distribute our products globally; our ability to secure and maintain adequate shelf and display space over time at retailers which conduct semi-annual or annual line reviews; our ability to achieve the expected benefits from our strategic relationships and distribution agreements; foreign currency fluctuations; our ability to secure adequate supply of certain high demand products at acceptable prices; the ready availability and price of energy and key raw materials or critical components; our ability to successfully manage multiple brands globally; the market acceptance of newly introduced product and service offerings, as well as various factors set forth under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, in Part II Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Except for the paragraph noted below, there has been no material change since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For further information, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in Part II Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and from time to time in our filings with the Securities and Exchange Commission.
     As of September 30, 2008, we had $191.1 million notional amount of foreign currency forward and option contracts of which $104.0 million hedged recorded balance sheet exposures. This compares to $321.4 million notional amount of foreign currency forward and option contracts as of December 31, 2007, of which $102.3 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2008 by $8.9 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2008, the end of the period covered by this report, the President and Chief Executive Officer, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of integrating certain acquired entities onto its information technology system. Management does not believe that these implementations will adversely affect the Company’s internal control over financial reporting.
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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2008, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2008 would not be material to our financial position.
     Moser Baer India Ltd. (MBI) has made a claim for indemnification of its legal expenses incurred with respect to the Philips litigation described below. Imation has made payments to MBI in connection with a portion of MBI’s legal fees incurred with respect to the Phillips litigation. We continue to review MBI’s claims for reimbursement to determine the extent of our obligations under the relevant agreements with MBI.
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
     On May 27, 2008, Philips filed a Motion for Judgment on the Pleadings that the cross-license does not apply to subsidiaries acquired or formed by Imation after March 1, 2000. Under this interpretation, the license would not apply to GDM or Memorex Products, Inc. Imation disagrees with this interpretation. The parties held court ordered settlement discussions from June through September 2008, however, no agreement was reached. A hearing on Philips’ Motion was held on October 3, 2008. A ruling on the motion is expected before the end of 2008. In the interim, the parties may continue to conduct settlement discussions. Discovery is ongoing and trial of the matter is currently scheduled for fall 2009.
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
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over twenty other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States. The trial was held October 27, 2008 through November 4, 2008. The judge’s decision is due February 19, 2009, and the ITC’s final decision is due June 19, 2009. Because some of our suppliers are already licensed by SanDisk and we are generally indemnified by our suppliers against claims for patent infringement, at this time we do not believe these actions will have a material adverse impact on our financial statements.
Item 1A. Risk Factors.
     Other than the addition of risk factors discussed below, there has been no material change in the risk factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Our global growth is subject to a number of economic risks. As widely reported, financial markets globally have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. These conditions may impaire our ability to access credit markets and finance our operations. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Canadian Dollar and other currencies also adversely affects our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
Our international operations subject us to economic risk as our results of operations may be adversely affected by changes in economic conditions and foreign currency fluctuations. We conduct our business on a global basis, with 59 percent of our 2008 year-to-date revenue derived from operations outside of the United States. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.
We use a variety of raw materials, supplier-provided parts, components, sub-systems and third party contract manufacturing services in our businesses, and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products. Our reliance on suppliers, third party contract manufacturing and commodity markets to secure raw materials, parts and components used in our products exposes us to volatility in the prices and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers or third party contract manufacturers, supplier capacity constraints, supplier and third party contract manufacturer production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have an adverse effect on our results of operations.
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
     Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill and our intangibles. We will perform a complete analysis of goodwill again during the fourth quarter of 2008. If economic conditions deteriorate further, this could increase the likelihood of future non-cash impairment charges.

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

Imation Corp.

Date: November 10, 2008	/s/ Paul R. Zeller

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