Form 10-K
period 2008-12-31
IMATION CORP
filed 2009-02-27
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $22.92 as reported on the New York Stock Exchange on June 30, 2008, was $855.4 million.
     The number of shares outstanding of the registrant’s common stock on February 20, 2009 was 37,736,153.
DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of registrant’s Proxy Statement for registrant’s 2009 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I
Item 1. Business.
General
     Imation Corp. is a Delaware corporation whose primary businesses are (1) the development, manufacturing, sourcing, marketing and distribution of removable data storage media products and accessories and (2) sourcing and distribution of a range of audio and video consumer electronic products and accessories. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We sell our removable data storage media products across multiple technology platforms or “pillars” — magnetic media, recordable optical media, solid state flash drives and removable and external hard drives. We sell our products in approximately 100 countries around the world, primarily under the Imation, Memorex and TDK Life on Record brand names. We also have distribution agreements under which we distribute certain removable data storage media products under other brands as well, including International Business Machines Corp. (IBM), Sun Microsystems Inc. (Sun), Hewlett Packard Co. (HP) and Exabyte. Our consumer electronic products and accessories are sold primarily under the Memorex and XtremeMac brand names, primarily in North America. Except for certain magnetic tape media formats, we do not manufacture the products we sell and distribute. We seek to differentiate these products through unique designs, product positioning, packaging, merchandising, and branding. We source these products from a variety of third party manufacturers.
     We have a long history in the data storage media industry, beginning with development of the first commercialized data storage tape introduced in 1952 when we were part of 3M Company. In July 1996, Imation was established as a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. Subsequent to the spin-off, we divested all of the non-data storage businesses acquired from 3M Company in connection with the spin-off. The purpose and result of these divestitures was that we became focused on data storage media, primarily as a manufacturer of magnetic tape products under the Imation brand, sold to commercial end users through multiple distribution channels. We expanded our business into other removable data storage media such as optical media, flash and solid state drives, removable and external hard disk drives. We began transformation to a brand and product management company with the 2006 acquisition of Memorex and the 2007 acquisition of TDK recording media business. In 2007, we acquired certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp), used in or relating to the sourcing and sale of branded consumer electronic products, principally under the Memorex brand name. This action established our foundation in audio and video consumer electronic products. In 2008, we expended our presence in consumer electronic products with the Xtreme Accessories, LLC (XtremeMac) acquisition.
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
Industry Background
     We rely on various industry analysts and our own estimates to gauge market size, growth rates and market shares as discussed below. In 2008, we saw significant turmoil to certain of our markets as a result of the global economic slowdown and credit crisis. As a result, it is likely that certain market size, growth rates and market share estimates will change once global 2008 market data is compiled. For further discussion of 2008 business conditions, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to Item 1A. Risk Factors herein.

Data Storage Media Industry
     The global data storage market, including hardware and services, is estimated to be in excess of $100 billion, of which the removable data storage media market is approximately $20 billion including magnetic and optical media, flash and solid state drives, removable and external hard disk drives. Our removable data storage media products are designed to help users capture, create, protect, preserve and retrieve valuable digital assets. Our primary products include recordable and rewritable optical discs, magnetic tape cartridges, USB flash drives, and external and removable hard drives used by business and individual customers.
     Demand for data storage capacity is expected to grow for the next several years, driven by the rapid growth of information in digital form, the growth of complex databases as a result of new hardware and software applications, increased ability to access data remotely and across multiple locations, increased regulatory requirements for record retention and the pervasive use of the Internet. This increased quantity of data has put data security and archiving at the forefront of critical business processes. Further, the continued growth in the variety and functionality of consumer electronic devices has increased demand for a range of convenient, low-cost removable data storage media to capture, store, edit and manage data, photographs, video, images and music. Within the data storage media industry, the magnetic tape market remains important to Imation with growing demand for storage capacity across a substantial installed base of commercial information technology users, a relatively small number of competitors and high barriers to entry. Imation enjoys a leading market share, significant intellectual property portfolio, solid industry reputation and relationships among key original equipment manufacturers (OEMs). Many of our legacy tape formats, which are proprietary or semi-proprietary, have the highest gross profit margins among all our products.
     While the need for removable data storage capacity is expected to grow slightly, the removable media market size is expected to decline in terms of revenue. The magnetic tape industry has consistently addressed the growth in demand for storage capacity with new non-proprietary storage formats with higher capacity cartridges resulting in lower cost per gigabyte and a decline in actual number of units of media shipped. In addition, these non-proprietary “open” formats experience greater price competition than proprietary formats. Non-proprietary open format tape typically is more competitive with lower gross margins and continues to gain share against legacy formats. These factors inhibit the overall revenue growth of the industry.
     In the current economic environment, we have seen this trend accelerate, especially among some of our enterprise class customers, most notably financial institutions which represent approximately 40 percent of our magnetic tape revenues. In addition, lower cost disk and optimization strategies such as virtual tape and de-duplication remain a factor in certain sectors of the market. As a result, we expect our tape revenue and margins to continue to be under pressure as these factors result in a decline in the size of the total tape media market over time and a shift in the mix of total tape revenue toward lower margin open formats.
     Our recordable optical media product sales are primarily composed of CDs and DVDs sold throughout the world under various brands we own or control (Imation, Memorex and TDK Life on Record) as well as under a distribution agreement for the HP brand. We also have a majority interest in Global Data Media (GDM) a sales and marketing joint venture for optical media. While our different brands have varying strengths in different regions of the world, in aggregate we have the leading overall market share for recordable optical media globally. While the overall market for CDs and DVDs is declining as hard disk and flash media replace optical media in some applications such as music and video recording, we have increased both our optical revenue and market share through our acquisitions. In addition, we sell Blu-ray™ recordable media as a new and emerging higher capacity format targeted at the recording of high definition video content. Our optical media products are sold through a variety of retail and commercial distribution channels and sourced from manufacturers primarily in Taiwan and India.
     Our flash media sales are primarily composed of USB flash drives sold through a variety of retail and commercial distribution channels around the world under the Imation, Memorex and TDK Life on Record brands and are sourced from manufacturers in Asia. The removable flash media market is competitive with highly variable price swings driven by NAND chip manufacturing volumes and capacity as well as market demand in the much larger embedded flash market. Focused and efficient sourcing and distribution, as well as diligent management of inventories, channel placement and promotional activity, are critical elements for success in this market. These are areas of focus as we implement our strategy focused on our transformation to a brand and product management company (as further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein), in addition to USB flash drives, we sell a limited amount of flash cards and solid state drives (SSD).

Audio and Video Consumer Electronics Industry
     We also participate in the audio and video marketplace of the much larger consumer electronics market. The consumer electronics market is broadly defined as traditional analog-based audio and video devices as well as digital-based audio and video hardware and accessories for recording and replaying audio and video content. The accessories market includes cases, cleaning and labeling products, cables and connectors sold through retail outlets and distribution channels. Both consumer electronic products and accessories are sourced from manufacturers throughout Asia. Consumer electronic products are sold based on a variety of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price.
     The global consumer electronics market is a very large and highly diverse market in terms of competitors, channels and products. Our current product offerings focus on a subset of this market which we estimate to be approximately $30 billion (audio and video products and accessories). Products we sell include CD and DVD players, LCD displays (flat panel televisions and digital picture frames), iPod® accessories, MP3 players, karaoke machines, and alarm clocks and clock-radios sold primarily under the Memorex brand name and certain character-based properties under license. We compete primarily in mass merchant channels for second tier brand preference in the United States and are expanding into Canada, Mexico and Europe with the Memorex brand, targeting female consumers, and the XtremeMac brand, targeting the Apple enthusiast.
Business Segments
     We operate in two broad market categories: (1) removable data storage media products and accessories and (2) audio and video consumer electronic products and accessories (electronic products).
Data Storage Media Products and Accessories
     The Data Storage Media market is organized, managed and reported, internally and externally, as three segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has the responsibility for selling virtually all of our product lines except for consumer electronic products which are sold primarily through our Electronic Products segment.
     The Americas segment, our largest segment by revenue, includes North America, South America and the Caribbean. The United States represents the largest current market for our products. It has a great variety and sophistication of distribution channels from value-added resellers, OEMs, retail outlets, mass merchants and on-line resellers. The countries of South America and the Caribbean represent potential growth markets with increasing penetration of Information Technology in the commercial and consumer markets.
     Europe is our second largest segment by revenue and also incorporates our business results in most of the Middle East, Africa and most of the results of GDM. Western Europe exhibits traits similar to North America in terms of overall breadth of products, high penetration of end user markets and breadth and sophistication of distribution channels. Emerging markets in Eastern Europe and the Middle East represent potential growth markets for our products as IT end user and consumer markets grow.
     Asia Pacific (APAC) is our smallest segment in terms of revenue and largest segment in terms of geographic area covered and populations served. It also has the widest diversity of languages, cultures and currencies of any of our segments. Japan is the single largest market in APAC and is similar to North America and Western Europe in terms of overall penetration of IT into the market, though distribution channels are less developed than those in other regions.

Audio and Video Consumer Electronic Products and Accessories
     We entered into the consumer electronics market with the Memcorp acquisition during the third quarter of 2007 and created our Electronic Products (EP) segment. The EP segment sells consumer electronics and is currently focused primarily in North America and primarily under the Memorex brand name. This segment experiences some degree of seasonality with its focus on consumer channels resulting in the second half of the year being relatively stronger than the first.
     The chart below breaks out our 2008 revenue by segment:
     See Note 16 to the Consolidated Financial Statements for further information regarding our business segments and geographic information.
Description of Business
Products and Application Areas
     The table below describes our revenue by product category. Optical products consist of recordable CDs, DVDs and Blu-ray™. Magnetic products consist of data storage tape media, floppy diskettes and audio and video tape products. Flash products consist of USB flash drives, flash cards and SSD and are sold primarily under the Memorex brand. Electronic products consist of consumer electronic products sold by the Memcorp business. Accessories and other include CD and DVD labeling products, storage cases and cleaning products as well as products and services not otherwise classified.

	Years Ended December 31,
	2008		2007		2006
		% of		% of		% of
(Dollars in millions)	Revenue	Total	Revenue	Total	Revenue	Total
Optical	$1,025.2	47.6%	$954.2	46.3%	$680.3	42.9%
Magnetic	644.4	29.9%	703.9	34.1%	660.8	41.7%
Flash	99.2	4.6%	157.1	7.6%	146.6	9.3%
Electronic products, accessories and other	385.8	17.9%	246.8	12.0%	97.0	6.1%

Total	$2,154.6		$2,062.0		$1,584.7

     Data storage products, whether for business or consumer applications, are addressed by our broad range of media across magnetic, optical, solid state USB flash drives and hard disk platforms. Storage capacities on more established products range from 650 megabyte CD-R (recordable) and CD-RW (rewritable) optical discs to 9.4 gigabyte (GB) double-sided DVD optical discs. Products include USB flash drives with capacities ranging from 1GB up to 32GB. The capacities for USB flash drive and hard disk continue to increase as new products are introduced. Our Blu-ray™ recordable media currently offers 25GB to 50GB of capacity. Capacity for removable hard disk drive cartridges ranges from 40GB to 1terabyte (TB).

     Our tape products are used for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval, cost-effective mass storage and archival storage and are used across major application areas, including enterprise data centers, the network server environment and small-medium businesses. Native capacity of our tape products ranges from less than 10GB up to 1TB per piece of media.
     Our consumer electronics portfolio includes CD and DVD players, LCD displays (flat panel televisions and digital picture frames), iPod® accessories, MP3 players, karaoke machines, and alarm clocks and clock-radios sold primarily under the Memorex brand name and certain character-based properties under license. The portfolio continues to evolve with consumer demand and with development of our brands.
Customers, Marketing and Distribution
     As described above, our removable data storage media products are used by business customers and by individual consumers and our electronic products are sold primarily to individual consumers. No one customer constituted 10 percent or more of our revenue in 2008, 2007 or 2006.
     Our products are sold through a combination of distributors, wholesalers, value-added resellers, OEMs and retail outlets. Worldwide, approximately 49 percent of our 2008 revenue came from distributors, 43 percent came from the retail channel and 8 percent came from OEMs. We maintain a company sales force of approximately 320 representatives to generate sales of our products around the world. We have 47 sales offices worldwide, with 5 in the United States and 42 internationally.
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
     In 2007, we began to enhance and build our brand management capabilities as we expanded our brand portfolio. We are building a brand and marketing management organization, comprised of individuals from both within and outside of Imation as well as acquired businesses, combining industry experience and consumer marketing expertise.
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
     Our primary competitors in magnetic tape include FUJIFILM Corporation; Sony Corporation and Hitachi Maxell Ltd. Our primary competitors in optical include Sony Corporation; Hitachi Maxell Ltd; Verbatim Corporation and SanDisk Corporation. Our primary competitors in flash include SanDisk Corporation; Lexar Media, Inc.; PNY Electronics, Inc.; and Kingston Technology, Inc. Our primary competitors in external and removable hard drives include WD, Seagate Technology, LaCie, Iomega Corporation and Tandberg. While these companies compete in the removable data storage media market, most of them generally do not report financial results for these business lines on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate that in 2008, the latest period for which data is available, we held a leading market share in magnetic and optical products with more than one-third of those markets. We estimated that we held a much smaller market share in flash and removable and external hard disk products.

     Our competitors in the consumer electronics market are numerous manufacturers and brands, including the iHome, Philips, RCA®, VIZIO® and Griffin brands, some of which are much larger companies than Imation. Our total of the United States consumer electronics market share is currently less than one percent.
Manufacturing
     We conduct coating operations for the manufacture of magnetic data storage tape products at our facility in Weatherford, Oklahoma, which is certified to ISO 9001:2000 quality standards and has a state-of-the-art magnetic tape coating capability that began operation in 2004. In 2007, we announced our intention to exit our Wahpeton, North Dakota facility and in 2008 we announced our intention to exit our Camarillo, California facility. By the end of 2008 we ceased manufacturing operations at both the Wahpeton, North Dakota facility and the Camarillo, California facility. As part of those steps we consolidated all coating activity in Weatherford, Oklahoma and either ended or outsourced other manufacturing activities occurring in those locations by the end of 2008. Those outsourced include conversion of coated tape into finished cartridges and manufacture of plastic components.
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
     We do not manufacture optical media, removable or external hard disk, USB flash drive products or consumer electronic products or storage accessories. They are currently sourced from manufacturing plants outside the United States.
Raw Materials and Other Purchased Products
     The principal raw materials we use for the manufacture of removable data storage media products include plastic resins, polyester films, magnetic pigments, specialty chemicals and solvents. We make significant purchases of these and other materials and components for use in our manufacturing operations from domestic and foreign sources. There are two sources of supply for the base film, one of which supplies the newer, more advanced base film, and there are two sources for the metal particulate pigments on which the industry relies for use in the manufacture of higher capacity magnetic data storage cartridges. If supply was disrupted or prices significantly increased for any of these key materials, our business and the business of our competitors could be negatively impacted. We also rely on certain partners as sole suppliers for components and raw materials used in our manufacturing processes. The loss of these certain suppliers could have a material adverse impact on the business. Except as noted above, we are not overly dependent on any single supplier of raw materials.
     On July 31, 2007, we acquired substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products being sold under the TDK Life on Record brand name (TDK Recording Media), from TDK Corporation, a Japanese corporation (TDK), including the assets or capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media business. In conjunction with our acquisition of the TDK Recording Media business we also entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement), to purchase a limited number of LTO Tape media and Blu-ray™ removable recording media products and accessory products for resale under the TDK Life on Record brand name. TDK agreed to supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK Life on Record brand name during the term of the trademark license agreements. The trademark license agreements will continue unless terminated by TDK no earlier than 2032. The Supply Agreement will continue for the greater of five years or for so long as TDK manufactures any of the products.

     We also make significant purchases of finished and semi-finished products, including optical media and USB flash drives, certain finished tape and tape cartridges and electronic products, primarily from Asian suppliers. For our optical media, we procure our supply primarily from three companies. If supply were disrupted from any of these companies, our business could be negatively impacted. The loss of these certain suppliers could have a material adverse impact on the business. We view the sourcing and distribution of finished goods as a critical success factor for those products we do not manufacture. Therefore, we seek to establish and maintain strategic sourcing relationships with several key suppliers.
Research and Development
     Development and timely introduction of new removable data storage media products are important to our future success. We maintain an advanced research facility and invest resources in researching and developing potential new products and improving existing products. We invest in research, development and capital equipment in order to remain competitive and successfully develop, manufacture and source media that meets market requirements. We also invest, through third party industrial designers, in design and feature enhancements for our removable and external hard drive and consumer electronic products. We are also engaged in certain research programs that do not yet have specific commercialized products in the market, related to future generations of magnetic tape, both on our own and in collaboration with other organizations. Our research and development (R&D) expense was $23.6 million, $38.2 million and $50.0 million for 2008, 2007 and 2006, respectively. In 2007, we announced a strategy focused on our transformation to a brand and product management company. This transformation included a cost reduction program in our manufacturing and research and development organization. The decrease in our 2008 R&D expense was due to an alignment of our resources with our strategic direction.
Intellectual Property
     We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products. We register our patents and trademarks in the United States and in a number of other countries where we do business. United States patents are currently granted for a term of twenty years from the date a patent application is filed. United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. Pursuant to trademark license agreements between TDK and Imation and its affiliates, TDK granted Imation and its affiliates a long-term exclusive license to use the TDK Life on Record brand for current and future recordable magnetic, optical, flash media and accessory products globally. That right is revocable by TDK in the year 2032, with a one year wind-down.
     During 2008, we were awarded 28 United States patents and at the end of the year held over 345 patents in the United States.
Sourcing, Supply Chain and Distribution
     As our revenue mix shifts increasingly to sales from products we do not manufacture, our sourcing, supply chain and distribution capabilities worldwide are increasingly important. As a result, in 2008 we centralized our corporate operations organization to coordinate sourcing for purchased finished goods products across all our businesses. We also have consolidated distribution centers in the United States, Europe and parts of Asia.
Employees
     At December 31, 2008, we employed approximately 1,570 people worldwide, with approximately 810 employed in the United States and approximately 760 employed internationally.
Environmental Matters
     Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2008, we had environmental-related accruals totaling $0.5 million and we had minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.

International Operations
     Approximately 58 percent of our total 2008 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors and relationships with OEMs throughout Europe, Asia, Latin America and Canada. The removable data storage market is at different levels of development and penetration in different geographic regions. As a result, growth rates will typically vary in different application areas and product categories in different parts of the world. Our EP segment does not have material operations internationally. We do not manufacture outside the United States. See Note 16 to the Consolidated Financial Statements for further information by geographic region.
     As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Executive Officers of the Registrant
     Information regarding our executive officers as of February 27, 2009 is set forth below.
     Frank P. Russomanno, age 61, is President, Chief Executive Officer and a member of our Board of Directors. He became President and Chief Executive Officer in April 2007, was acting Chief Executive Officer, Chief Operating Officer and President from November 2006 to April 2007 and was Chief Operating Officer from November 2003 to November 2006. He joined Imation at spin-off in July 1996. Prior to assuming his current responsibilities, he held various leadership positions with Imation, including Corporate Sales and Marketing Director, President of Data Storage and Information Management and General Manager of Advanced Imaging Technologies. Prior to joining Imation, he held multiple sales and marketing positions with 3M Company, including European Business Director.
     James C. Ellis, age 51, is Vice President, Strategy and M&A, a position he has held since January 2008. He has been with Imation since spin-off in July 1996. Prior to assuming his current responsibilities, he had various leadership positions within Imation, including Vice President Strategic Growth Programs from April 2007 to January 2008, General Manager of Strategic Growth Programs from January 2007 to April 2007, General Manager Global Product Strategy from January 2005 to December 2006, General Manager of New Business Ventures from June 2004 to December 2004, General Manager Data Storage & Information Management from May 2004 to June 2004, Director of Strategic Marketing from March 2001 to April 2004, Product Marketing Manager from May 2000 to February 2001, and Enterprise Storage Manager from July 1996 to April 2000. Prior to joining Imation, he held various business and technical positions with 3M Company.
     Peter A. Koehn, age 48, is Vice President, Global Operations, a position he has held since August 2007. Prior to assuming his current responsibilities, he was Vice President and Corporate Controller. He joined Imation in 2000 as Division Controller for Data Storage and Information Management and was named Corporate Controller in 2004 and Vice President in 2005.
     Dr. Subodh Kulkarni, age 44, is Vice President, Global Commercial Business, R&D and Manufacturing, a position he has held since August 2007. He has been with Imation since spin-off. Prior to assuming his current responsibilities, he was appointed Vice President, R&D and Manufacturing in October 2006. He was appointed Vice President of R&D in March 2006, Executive Director of R&D in 2004 and has held various positions leading the R&D organization.
     Mark E. Lucas, age 54, will join Imation as President and Chief Operating Officer (COO), effective March 17, 2009. He has served as Chairman and Chief Executive Officer of Geneva Watch Group, from November 2005 to August 2008. Prior to that role, Mr. Lucas served as President and Chief Executive Officer of Altec Lansing Technologies, a manufacturer of consumer audio equipment, from June 2001 to August 2005. Mr. Lucas had been a member of the Board of Directors of Imation since April 2007 and served as a member of the Company’s Audit and Finance Committee and Compensation Committee. Mr. Lucas resigned from the Board of Directors of Imation Corp. in connection with this appointment. Mr. Lucas’s resignation from the Board of Directors was a requirement of his employment.

     Scott J. Robinson, age 42, was appointed Corporate Controller and Chief Accounting Officer in August 2007. He joined Imation in March 2004 and held the position of Chief Accountant until taking his current position. Prior to joining Imation, he was at Deluxe Corporation, where he held the position of Assistant Corporate Controller from August 2002 to March 2004 and held the position of Director of Internal Audit from June 1999 to August 2002.
     John L. Sullivan, age 54, is Senior Vice President, General Counsel and Corporate Secretary, a position he has held since joining Imation in August 1998. He joined Imation from Silicon Graphics, where he most recently was Vice President, General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.
     Paul R. Zeller, age 48, is Vice President and Chief Financial Officer, a position he has held since August 2004. He has been with Imation since spin-off and held the position of Corporate Controller from May 1998 until taking his current position. Prior to joining Imation, he held several accounting management positions with 3M Company.
Availability of SEC Reports
     Our website address is www.imation.com. We make available free of charge on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). Materials posted on our website are not incorporated by reference into this Annual Report on Form 10-K.
Item 1A. Risk Factors.
     Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
     Our global business is subject to a number of risks related to the global credit crisis and economic downturn. As widely reported, markets globally have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Worldwide economic conditions have deteriorated, with many countries, including the United States, formally announcing that their economies are in a recession. This downturn is evidenced by declining revenues and profitability across many industries, increased unemployment, reduced capital spending, increasing rates of consumer default and corporate bankruptcies, and decreased consumer confidence and spending. Governments have taken unprecedented actions intended to address extreme market conditions. There can be no assurance that there will not be a further deterioration in global financial markets in major economies.
     We cannot predict the duration or severity of this economic downturn or the extent of which the global economic conditions could negatively effect our business, operating results and financial condition. These economic developments affect businesses such as ours in a number of ways. Unfavorable economic conditions may make it more difficult for us to improve our performance. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders or non-payment of amounts owed to Imation. The decline in economic conditions may also diminish consumer demand for our products, which would have a material adverse effect on our business. The significant and rapid downturn in the global economy has negatively affected demand for both our commercial and consumer product lines, and is impacting suppliers, distributors and channel partners. For example, as a result of the financial market turmoil, data center customers in several large financial institutions scaled back, deferred or stopped purchase activity altogether. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.

     Significant litigation matters could result in large costs and distraction to our business. We are subject to various pending or threatened legal actions, including the Philips and SanDisk disputes and in the ordinary course of our business. Litigation is always subject to many uncertainties and outcomes that are not predictable. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation. See Item 3. Legal Proceedings herein for a description of our disputes with Philips and SanDisk.
     Continued disruption in United States and international credit markets may adversely affect our ability to draw on our credits lines or obtain financing from alternative sources on reasonable terms or at all, and may adversely affect our business, financial condition and results of operation. Recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on business loans. Continued disruption may materially limit our credit availability. We could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in the markets in which we compete. As a result, we may, in the future, need to obtain financing. The availability of such financing is limited by the tightening of the global credit markets. If our lenders are adversely affected by economic conditions in domestic or international capital markets, they may become unwilling or unable to fund borrowings under their credit facilities with us. In such a case, we might not be able to locate replacement lenders or other sources of financing, on reasonable terms, or at all, which could have a material and adverse impact on our ability to fund working capital, capital expenditures, research and development and other corporate needs. Failure of lenders to provide sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and/or brand acquisitions. This could have a material adverse effect on our business, financial condition and results of operations.
     Our ability to extend our current credit facilities or to enter into a new credit facility could be impaired if current market conditions continue or worsen. Lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs, which could have a material adverse effect on our business. If other financing is not available on acceptable terms or at all, we may not be able to respond adequately to these changes or maintain our business, which could adversely affect our operating results and the market price of our common stock.
     Our financial success depends in part on our ability to profitably grow our business in the consumer electronics market. One element of our strategy is the sourcing of a portfolio of consumer video, audio and electronic products. This is a strategic segment where we have had limited sales and marketing experience. Our financial success is dependent on successfully increasing our brand portfolio and product offerings to profitably grow market share in the United States and worldwide. If we are not successful in profitably expanding our product portfolio, creating brand awareness and developing new customers our financial results could be impacted. Additionally, in an economic recession or under other adverse economic conditions described above, customers and vendors could make fewer purchases of our products, and may be more likely to fail to meet contractual terms or their payment obligations and product areas such as consumer electronics may be significantly affected.
     Our international operations subject us to economic risk as our results of operations may be adversely affected by changes in political, economic and other conditions and foreign currency fluctuations. We conduct our business on a global basis, with 58 percent of our 2008 revenue derived from operations outside of the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. In addition, our business and financial results are affected by fluctuations in world financial markets. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars.

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
     If we do not successfully implement our global restructuring plans and realize the benefits expected from the restructuring, our financial results will be affected. We have announced multiple restructuring plans focused on transforming Imation into a brand and product management company. This transformation has included cost reduction restructuring programs in our manufacturing and R&D organizations along with programs intended to redesign and simplify our corporate structure globally. These programs are focused on aligning our resources with our strategic direction. We may not be able to realize the expected benefits and cost savings if we do not successfully consolidate or outsource our magnetic tape cartridge converting operations. If these factors limit our ability to restructure our operations successfully, or on a timely basis, our expectations of future results of operations, including certain cost savings expected to result from the restructuring may not be met. If such difficulties are encountered or such cost savings are not realized, it could have a material adverse effect on our business, financial condition and results of operations.
     If we do not successfully manage our multiple brands on a global basis, it could have a material impact on our financial results. One element of our Company’s profitable growth strategy is to acquire and successfully manage a balanced portfolio of strong commercial and consumer brands focused on data storage media and consumer electronic products. Our financial success is dependent on our ability to successfully manage the brands to maintain our strong recognition and presence in existing markets worldwide, grow brand recognition and presence in other areas of the world, grow our recognition and presence in areas of the world in which we do not currently operate and to grow our retail channel penetration. Our success is dependent on a number of factors including our ability to develop effective sales and marketing programs that enhance the strength of our brands and ability to increase retail channel penetration with leading-edge product innovation and increased product offerings. If one of our brands suffers a substantial impediment to its reputation due to real or perceived quality issue, our market share declines significantly or our sales and marketing programs are not effective, our results could be negatively impacted.
     We must make strategic decisions from time to time as to the products and technologies in which we invest and if we choose the wrong product or technology, our financial results could be adversely impacted. Our operating results are dependent upon our ability to successfully develop, manufacture, source and market innovative new products and services. New product and technology innovations may require a substantial investment before we can determine their commercial viability and a return on the investment may never be realized.
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
     We may be dependent on third parties for new product introductions or technologies in order to introduce our own new products. We are dependent in some cases upon various third parties, such as certain drive manufacturers, for the introduction and acceptance of new products, the timing of which is out of our control. In addition, there can be no assurance that we will maintain existing or create new OEM relationships. There can be also no assurance that we will continue to have access to significant proprietary technologies through internal development and licensing arrangements with third parties, or that we will continue to have access to new competitive technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships with OEMs or obtaining rights to use competitive technologies, we may become less competitive in certain markets.

     Operating losses in tax jurisdictions with deferred tax assets could hinder our ability to continue to carry the deferred tax assets, which would result in a valuation allowance negatively impacting our consolidated results and net worth. In a tax jurisdiction with a net deferred tax asset, the considerations for determining whether the asset can continue to be carried on the financial statements, include, amongst others, whether there has been cumulative profit (defined as pre-tax income adjusted by permanent differences) over the preceding three year period. Our analysis of the need for a valuation allowance recognizes that while we have reported a consolidated cumulative loss over the three year period ended December 31, 2008, this loss includes certain goodwill impairments which can be excluded from the calculation of cumulative profit. Excluding these goodwill impairments, we have a consolidated cumulative profit over the most recent three year period in all tax jurisdictions where a net deferred tax asset is recorded.
     While we have a history of profits, our profitability has declined over the last three years and we recorded a loss in the current year in the United States where the majority of our deferred tax assets are recorded. Therefore achievement of profitability in the United States in 2009 will be a significant factor in determining our continuing ability to carry these deferred tax assets. Significant negative events could impact the ability to carry the deferred tax assets in future periods
     Impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth. Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all of the assets and liabilities of the reporting unit, including goodwill, to determine if goodwill is impaired. If the fair value of goodwill is less than its carrying amount, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model and then compared to the market capitalization of the Company. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables and other factors.
     We evaluate assets on our balance sheet, including intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs.
     As of December 31, 2008, we had $357.0 million of definite-lived intangible assets subject to amortization and $23.5 million of goodwill. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant impairment losses.
     Our stock price may be subject to significant volatility due to our results or market trends. If revenue, earnings or cash flows in any quarter fail to meet the investment community’s expectations, there could be an immediate negative impact on our stock price. Our stock price may also be affected by broader market trends and world events unrelated to our performance.
     Our financial success depends upon our ability to manufacture, source and deliver products to our customers at acceptable quality, volume and cost levels. Our success depends on our ability to source, manufacture and deliver products to our customers at acceptable quality, volume and cost levels. The manufacture of our magnetic tape products involves complex and precise processes requiring production in highly controlled and clean environments. If we do not manage these processes effectively, changes could significantly hurt our ability to meet our customers’ product volume and quality needs at acceptable costs. Even within a clean room environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. Further, existing manufacturing techniques may not achieve our volume and cost targets. In these cases, there can be no assurance that we will be able to develop new manufacturing processes and techniques to achieve these targets. For sourced products, we must be able to obtain quality products at a price that will allow us to sell the products at an acceptable gross margin. To the extent we cannot control costs or price erosion is greater than expected, our financial results may be negatively impacted.

     If we do not achieve the expected benefits from strategic relationships, our financial results may be negatively impacted. In 2003, we entered into a series of agreements with MBI that established MBI as a significant, non-exclusive source for our optical media products and created GDM as a joint venture sales and distribution company for optical media products. We hold a 51 percent interest in GDM and MBI holds a 49 percent interest. As the controlling shareholder of this subsidiary, we consolidate the results of GDM in our financial statements. We have also entered into other strategic relationships and distribution agreements over the past several years with IBM, HP, Sun StorageTek, Tandberg and others, where we are the exclusive distributor on a global or regional basis. If we do not perform at levels expected with these relationships, our volumes and growth prospects may not be realized which could have a material adverse effect on our business, financial condition and results of operations.
     Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our future earnings, equity and pension funding requirements. Pension obligations and the related costs are determined using actual investment results as well as actuarial valuations that involve several assumptions. Our funding requirements are also based on these assumptions in addition to the performance of the assets in the plans. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate, are largely outside of our control. Changes in these assumptions could affect our future earnings, equity and funding requirements. In 2008, the declines in the United States equity markets resulted in a significant decrease in our plan assets.
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
     A material change in customer relationships or in customer demand for products could have a significant impact on our business. We are transforming the Company into a brand and product management organization and increasing our reliance on retail customers. Our success is dependent on our ability to successfully offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreements with key customers based on our trade terms and principles. In addition, our business would be negatively impacted if key customers were to significantly reduce the range or inventory level of our products.
     Our success depends in part on our ability to obtain and protect our intellectual property rights, including the Imation, TDK Life on Record, Memorex and XtremeMac brands, and to defend ourselves against intellectual property infringement claims of others, including the Philips patent cross-license claim. Claims may arise from time to time alleging that we infringe on the intellectual property rights of others. If we are not successful in defending ourselves against those claims, we could incur substantial costs in implementing remediation actions, such as redesigning our products or processes, paying for license rights or paying to settle disputes. The related costs or the disruption to our operations could have a material adverse effect on us. See Item 3. Legal Proceedings for a description of our dispute with Philips and SanDisk.

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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our worldwide headquarters is located in Oakdale, Minnesota, United States of America. Our major facilities, and the functions at such facilities, are listed below for each reporting segment. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs.

Facility	Function
Electronic Products
Kowloon, Hong Kong (leased)	Administrative
Weston, Florida (leased)	Sales/Administrative

Data Storage Media
Americas
Bogota, Columbia (leased)	Sales/Administrative
Buenos Aires, Argentina (leased)	Sales/Administrative
Lima, Peru (leased)	Sales/Administrative
London, Ontario, Canada (owned)	Sales/Administrative
Mexico City, Mexico (leased)	Sales/Administrative
Panama City, Panama (leased)	Sales/Administrative
Oakdale, Minnesota (owned)	Sales/Administrative/Laboratory facility
Santiago, Chile (owned)	Sales/Administrative
Sao Paulo, Brazil (leased)	Sales/Administrative
Rochester, New York (leased)	Sales/Administrative
Southaven, Mississippi (leased)	Distribution Center
Weatherford, Oklahoma (owned)	Magnetic tape manufacturing

Europe
Bracknell, England (leased)	Sales/Administrative
Cergy, France (leased)	Sales/Administrative
Dubai, United Arab Emirates (leased)	Sales/Administrative
Langendorf, Switzerland (leased)	Sales/Administrative
Madrid, Spain (leased)	Sales/Administrative
Neuss, Germany (leased)	Sales/Administrative/Distribution Center
Hoofddorp, Netherlands (leased)	Sales/Administrative/European regional headquarters
Warsaw, Poland (leased)	Sales/Administrative
Segrate, Italy (leased)	Sales/Administrative

Facility	Function
Asia Pacific
Auckland, New Zealand (leased)	Distribution Center
Kings Park, Australia (leased)	Sales/Administrative
Beijing, China (leased)	Sales/Administrative
Guangzhou, China (leased)	Sales/Administrative
New Delhi, India (leased)	Sales/Administrative
North Point, Hong Kong (leased)	Sales/Administrative/Asia-Pacific regional headquarters
Seoul, South Korea (leased)	Sales/Administrative
Shanghai, China (leased)	Sales/Administrative
Petaling Jaya, Malaysia (leased)	Sales/Administrative
Bangkok, Thailand (leased)	Sales/Administrative
Manila, Philippines (leased)	Sales/Administrative
Singapore (leased)	Sales/Administrative
Taipei, Taiwan (leased)	Sales/Administrative
Tokyo, Japan (leased)	Sales/Administrative
Nagoya, Japan (leased)	Sales/Administrative
Sendai, Japan (leased)	Sales/Administrative
Sapporo, Japan (leased)	Sales/Administrative
Osaka, Japan (leased)	Sales/Administrative
Fukuoka, Japan (leased)	Sales/Administrative
Item 3. Legal Proceedings.
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications. In accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2008, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2008 would not be material to our financial position.
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
     On October 1, 2008, Imation filed a Motion for Leave to amend its Complaint. On November 18, 2008, the Magistrate Judge denied Imation’s Motion. Imation filed its Objection to the Magistrate Judge’s Order and on February 2, 2009, the Court affirmed the Magistrate Judge’s decision.
     On November 26, 2008, the Court issued a decision granting Philips’ Motion for Judgment on the pleadings relating to subsidiaries formed after March 1, 2000. Following this ruling, Imation and MBI filed a Motion for the Court to certify the ruling on this issue as final under FRCP 54(b) allowing for an interlocutory appeal to the Court of Appeals for the Federal Circuit. The Court granted this Motion on January 21, 2009 and on January 23, 2009, Imation filed its Notice of Appeal with the Court of Appeals for the Federal Circuit.
     On December 1, 2008, MBI filed two patent-related Summary Judgment Motions. A hearing on these Motions was held on January 16, 2009. The Court has not yet ruled on these Motions.
     Although all litigation carries risk, we continue to aggressively dispute Philips’ claims. Given the present status of the proceedings, there currently is no probable or estimable liability. Discovery is ongoing and trial of the matter is currently scheduled for fall 2009. In the interim, the parties may continue to conduct settlement discussions.
     Although the Company is not a party to this lawsuit, On August 15, 2007, Philips initiated a lawsuit against Moser Baer India Ltd. (MBI) in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI has made a claim for indemnification of its legal expenses and potential liabilities for damages that may be incurred with respect to this claim as well as the US litigation described above. Imation has made payments to MBI and accrued liabilities in connection with a portion of MBI’s legal fees incurred with respect to the Philips litigation. We continue to review MBI’s claims for reimbursement to determine the extent of our obligations under the relevant agreements with MBI.
SanDisk
     On October 24, 2007, SanDisk Corporation filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringes these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.

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
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808; and 6,947,332) from the case. On November 25, 2008, the ITC Investigative Staff Counsel released its Post Hearing Brief recommending that U.S. Patent No. 7,137,011 be found invalid and that U.S. Patent No. 6,763,424 be found valid and infringed. The ITC judge will consider the ITC Staff Counsel’s recommendation, and the briefs of the other parties, and will issue an Initial Determination by April 10, 2009. The Final Determination of the ITC should follow four months later, in August 2009, and an Exclusion Order, if any, would likely take effect two months later, in October 2009.
     Some of our suppliers are already licensed by SanDisk. We are also generally indemnified by our suppliers against claims for patent infringement. Additionally, our suppliers have indicated that they will be providing us with USB flash drives with different controllers, which SanDisk has stipulated are not covered by U.S. Patent No. 6,763,424, well prior to any action by the ITC. Therefore, at this time we do not believe that either of the SanDisk actions will have a material adverse impact on our financial statements.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) – (b)
     As of February 20, 2009, there were 37,736,153 shares of our common stock, $0.01 par value (common stock), outstanding held by approximately 23,475 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IMN”. The Board of Directors declared a dividend of $0.16 per share of common stock in February, May and July 2008 and $0.08 per share of common stock in November 2008, as well as a dividend of $0.14 per share of common stock in February 2007 and dividends of $0.16 per share of common stock in May, August and November 2007. We paid a total of $20.9 million and $23.2 million in dividends to shareholders in 2008 and 2007, respectively. The payment of dividends is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors. Effective January 30, 2009 our Board of Directors suspended the Company’s quarterly cash dividend.
     The following table sets forth, for the periods indicated, the high and low sales prices of common stock as reported on the New York Stock Exchange.

	2008 Sales Prices		2007 Sales Prices
	High	Low	High	Low
First quarter	$27.63	$17.64	$49.20	$38.96
Second quarter	$27.41	$22.85	$41.95	$35.69
Third quarter	$25.48	$18.37	$37.89	$23.71
Fourth quarter	$22.78	$10.11	$27.95	$18.96

(c)	Issuer Purchases of Equity Securities
     No shares were repurchased by the Company during the fourth quarter of 2008.

Item 6. Selected Financial Data.*

(Dollars in millions, except per share data)	2008	2007	2006	2005	2004
Statement of Operations Data:
Net revenue	$2,154.6	$2,062.0	$1,584.7	$1,258.1	$1,173.7
Gross profit	350.0	355.9	344.1	302.1	287.8
Selling, general and administrative	290.6	223.3	174.0	146.3	161.5
Research and development	23.6	38.2	50.0	51.3	56.5
Goodwill impairment	34.7	94.1	—	—	—
Restructuring and other	28.9	33.3	11.9	1.2	25.2
Operating (loss) income	(27.8)	(33.0)	108.2	103.3	44.6
(Loss) income from continuing operations	(33.3)	(34.6)	75.2	81.8	36.5
Net (loss) income	(33.3)	(50.4)	76.4	87.9	29.9
(Loss) earnings per common share from continuing operations:
Basic	(0.89)	(1.36)	2.17	2.41	1.04
Diluted	(0.89)	(1.36)	2.14	2.36	1.03
Net (loss) earnings per common share:
Basic	(0.89)	(1.36)	2.21	2.59	0.85
Diluted	(0.89)	(1.36)	2.17	2.54	0.84

Balance Sheet Data:
Working capital	$472.6	$487.7	$485.3	$643.1	$510.8
Cash and cash equivalents (1)	96.6	135.5	252.5	483.0	397.1
Inventories, net	363.2	366.1	258.0	134.9	131.3
Property, plant and equipment, net	122.4	171.5	178.0	195.0	214.4
Total assets	1,522.3	1,751.0	1,382.9	1,146.2	1,110.6
Long-term debt	—	21.3	—	—	—
Total liabilities	577.7	697.2	436.6	290.9	323.8
Total shareholders’ equity	944.6	1,053.8	946.3	855.3	786.8

Other Information:
Current ratio	1.9	1.8	2.2	3.6	2.9
Days sales outstanding (2)	63	64	56	46	45
Days of inventory supply (2)	82	65	72	56	53
Return on average assets (3)	(2.0)%	(3.2)%	5.9%	7.2%	3.2%
Return on average equity (3)	(3.3)%	(5.0)%	8.3%	10.0%	4.5%
Dividends per common share	$0.56	$0.62	$0.54	$0.46	$0.38
Capital expenditures	$13.6	$14.5	$16.0	$21.6	$35.8
Number of employees	1,570	2,250	2,070	2,100	2,550

*	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the financial information presented in this table.

N/M — Not meaningful

(1)	We invested certain funds in active cash management and classified those investments in other current assets or other assets depending on remaining maturity. These amounts represented $24.6 million and $42.5 million as of December 31, 2005 and 2004, respectively, in addition to cash and equivalents. These investments have since matured, which resulted in no cash management investment balance for the years ended December 31, 2008, 2007 and 2006.

(2)	These operational measures, which we regularly use, are provided to assist in the investor’s further understanding of our operations. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that are reflected in the net accounts receivable balance. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days.

(3)	Return percentages are calculated using income from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is intended to be read in conjunction with Item 1. Business, the Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report on Form 10-K.
Overview
     We are a leading global marketer and developer of products in digital storage, audio and video electronics and accessories that enable people to capture, save and enjoy digital information. The primary brand names under which our products are sold are Imation, Memorex, TDK Life on Record and XtremeMac. We sell removable data storage media products in approximately 100 countries around the world and under several different brand names across multiple technology platforms or “pillars” — magnetic media, recordable optical media, USB flash drives and external and removable hard drives. We also sell a range of audio and video consumer electronic products and accessories primarily in North America and primarily under the Memorex brand name. Except for certain magnetic tape media formats, we do not manufacture the products we sell and distribute. We seek to differentiate these products through unique designs, product positioning, packaging, merchandising and branding. We source these products from a variety of third party manufacturers.
     In addition to overall industry trends described under Business in Item 1. of this form 10-K, we have seen unexpected softness in the markets we participated in during 2008. We expect these negative trends to continue in 2009. The significant and rapid downturn in the global economy has negatively affected demand for both our commercial and consumer product lines, and is impacting suppliers, distributors and channel partners. These impacts, in many cases, have been of greater magnitude than we had expected and are of longer duration. For example, as a result of the financial market turmoil data center customers in several large banks and financial services firms scaled back, deferred or stopped purchase activity altogether. This impacted tape sales for some of our highest margin products. In addition, consumer spending has slowed globally in 2008, which impacted sales of our consumer electronic products.
Strategy
     Our long term strategy is built upon three key elements which we describe as optimize, grow and extend.
•	Optimize our magnetic tape business. The magnetic tape market remains an attractive market for Imation because of our significant market share, brand and product portfolio, intellectual property, solid industry reputation and relationships among key original equipment manufacturers (OEMs), global distribution, and manufacturing capability. There is growing demand for data storage capacity across a substantial installed base of commercial information technology users, a relatively small number of competitors, and high barriers to entry. At the same time, it is highly competitive, and the overall market size, in terms of revenue, is declining. In May of 2007 we started a major restructuring of our manufacturing operations to optimize our magnetic tape business and stabilize or reduce our manufacturing costs. As a result we are concentrating our direct manufacturing investments on coating operations and outsourcing other parts of manufacturing operations for magnetic tape. See Note 8 to the Consolidated Financial Statements for further information. We continue to invest broadly in tape technology and seek to maintain and extend value-added technology capabilities in key areas, including precision thin film tape coating and servo-writing.

•	Grow the data storage media business across the four “pillars” of storage offering products under multiple brands. Over the years, we have brought to market recordable media products beyond magnetic tape, including recordable optical media, removable USB flash drives and flash cards, solid state drives, and external and removable hard disk products. We have also acquired additional brands, beyond the Imation brand, and established distribution agreements for other brands, as described above. The strength of our brands has allowed us to gain market share in the world wide optical media markets. In addition, with over half of our revenue coming from outside the United States, we seek to leverage our global marketing and distribution capability in bringing products to market across multiple geographies.

•	Extend certain brands selectively across multiple product categories. We sell accessories and certain consumer electronic products, selectively, under multiple brands in various regions of the world. With the acquisition of Memcorp we entered into the consumer electronics market to sell certain products which we did not offer previously. Our product portfolio includes TVs and digital displays, including flat-panel liquid crystal displays (LCD) and digital picture frames, iPod® accessories, clock-radios and MP3 players. The portfolio also includes home theater video, portable and fashion DVD players, karaoke systems and office products such as voice recorders. The XtremeMac acquisition provided a broader product set and greater distribution presence targeting Apple iPod®, iPhone™ and Apple TV® users.
     While retaining our tape media business as a cornerstone of the Company, we are transforming the Company into a brand and product management company, with the majority of our products sold to individual consumers, primarily through retail distribution channels.
     We have taken several actions which have significantly increased our industry presence and relevance in both commercial and consumer retail channels and markets globally, to broaden the scope of our business and to address the large and growing consumer market for data storage media and audio/video consumer electronics and accessories.
     The more important actions driving this change over the past five years include the following:
•	We entered into a series of agreements with Moser Baer India Ltd. (MBI) in 2003 that established MBI as a significant, non-exclusive source for our optical media products and created a joint venture sales and distribution company, Global Data Media (GDM). We hold a 51 percent interest in GDM. As the controlling shareholder of the subsidiary, GDM’s results are consolidated into our financial statements.

•	An agreement with IBM in 2004 established us as the exclusive global distributor for IBM branded tape media products, whether manufactured by Imation or others.

•	On April 28, 2006, we acquired substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in the business of the design, development, sourcing, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. This action strengthened our position in optical products and accessories, especially in the United States retail channel. See Note 3 to the Consolidated Financial Statements for further information.

•	On July 9, 2007, we acquired Memcorp. This action established our foundation in the consumer electronic products in the mass merchant channel and enabled us to better manage the Memorex brand name across all retail channels in the United States. See Note 3 to the Consolidated Financial Statements for further information.

•	On July 31, 2007, we acquired TDK Recording Media. This action further strengthened our optical market position, especially in the important consumer markets of Europe and Japan. See Note 3 to the Consolidated Financial Statements for further information.

•	An agreement with Sun Microsystems, Inc. in 2007 established us as the exclusive global distributor for Sun StorageTek branded tape media products, whether manufactured by Imation or others.

•	An agreement with Hewlett-Packard Company (HP) in 2007 established us as the exclusive global distributor for HP branded recordable optical media products.

•	Other agreements have given us exclusive and non-exclusive distribution rights for certain brands of recordable media in various regions or product categories. Examples of other distribution agreements include those with ProStor Systems Inc. and Tandberg Data ASA (Tandberg).

•	On June 30, 2008 we acquired substantially all of the assets of XtremeMac, a Florida-based product development and design firm focused on consumer electronic products and accessories for the iPod®, iPhone™ and Apple TV® markets. This action expanded our product portfolio, enhanced our distribution reach and strengthened product design capabilities, with particular focus on Apple users.

•	An agreement in 2008 with Mtron, a Korean company, established Imation as a global distributor (except in Korea and Japan) for certain solid state drive (SSD) products developed by Mtron for mobile computers and enterprise servers.
Factors Affecting Comparability of our Financial Results
Acquisitions
•	On July 31, 2007, we acquired the TDK Recording Media business.

•	On July 9, 2007, we acquired the Memcorp business.

•	On April 28, 2006, we acquired the Memorex business.
     Operating results of the TDK Recording Media, Memcorp and Memorex businesses are included in our consolidated results of operations from their respective dates of acquisition. See Note 3 to the Consolidated Financial Statements for further information. In addition, we acquired XtremeMac on June 30, 2008. The effects of the acquisition did not materially impact our 2008 results of operations.
Executive Summary
2008 Consolidated Results of Operations
•	Revenue of $2,154.6 million in 2008 was up 4.5 percent compared with revenue of $2,062.0 million in 2007, due primarily to the acquisitions of the TDK Recording Media and Memcorp businesses which closed in the third quarter of 2007.

•	Gross margin of 16.2 percent in 2008 was down from 17.3 percent in 2007, due mainly to continued changes in product mix and reduced profitability in our Electronic Products segment.

•	Selling, general and administrative expense was 13.5 percent of revenue in 2008, compared with 10.8 percent in 2007 due to incremental TDK Recording Media and Memcorp SG&A expense, brand investments and additional legal expenses related to the Philips and SanDisk litigation.

•	Operating loss was $27.8 million in 2008, compared with $33.0 million in 2007. Operating loss in 2008 included a goodwill impairment charge of $34.7 million and restructuring and other charges of $28.9 million. Operating loss in 2007 included a goodwill impairment charge of $94.1 million and restructuring and other charges of $33.3 million.
2008 Cash Flow/Financial Condition
•	Cash totaled $96.6 million at year-end.

•	Cash flow provided by operating activities was $84.7 million for 2008.

•	We repurchased approximately 1.1 million shares of common stock in 2008 for $26.4 million.

•	Our Board of Directors declared dividends of $0.16 per share in February, May and August 2008, and $0.08 per share in November 2008, totaling $20.9 million for the year. Effective January 30, 2009 our Board of Directors suspended the Company’s quarterly cash dividend.

Results of Operations
Net Revenue

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Net revenue	$2,154.6	$2,062.0	$1,584.7	4.5%	30.1%
     Our worldwide 2008 revenue growth, compared with 2007, was driven by volume increases of 10.1 percent, a foreign currency benefit of 2.6 percent, partially offset by price declines of 8.2 percent. The volume increases for 2008, compared with 2007, were driven by optical and consumer electronics sales, primarily due to the addition of TDK Recording Media and Memcorp incremental revenue which totaled $394.4 million. Excluding acquisitions, revenue for 2008 from our magnetic products was down due to declines in demand for entry level and mature data center tape formats; revenue from our optical products was down due to a decline in DVD and CD sales due to a decrease in the size of DVD and CD market. Revenue from our flash products was down due to our planned rationalization of our exposure in the retail channel.
     Our worldwide 2007 revenue growth, compared with 2006, was driven by volume increases of 38.4 percent and foreign currency benefit of 2.4 percent, partially offset by price declines of 10.7 percent. The revenue increase in 2007, compared with 2006, was driven by the acquisitions of the TDK Recording Media and Memcorp businesses, both of which closed in the third quarter of 2007 and incremental revenue from the Memorex acquisition which closed in the second quarter of 2006. Revenue from the TDK Recording Media and Memcorp acquisitions in 2007 was $275.1 million and $118.1 million, respectively. Incremental revenue in 2007 from the Memorex acquisition was $130.1 million.
Gross Profit

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Gross profit	$350.0	$355.9	$344.1	-1.7%	3.4%
Gross margin	16.2%	17.3%	21.7%
     Our gross margin decreased in 2008, compared with 2007, driven by continued changes in product mix which can be attributed to softness in data center tape demand and reduced profitability in our Electronic Products segment. Our consumer electronic product margins were impacted by economic factors in the United States, which led to higher than expected levels of price erosion in the industry as supply exceeded demand as well as weaker margins on all products.
     Our gross margin decreased in 2007, compared with 2006, driven by changes in our product mix, negative impacts of USB flash products and declining revenue and gross margins of legacy magnetic tape products. The product mix changes were primarily due to the acquisitions of the TDK Recording Media and Memcorp businesses in the third quarter of 2007 and the acquisition of Memorex in the second quarter of 2006. These operations, which are almost entirely focused on consumer channels, have business models which involve selling products with lower gross margin percentages than our base magnetic tape business.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Selling, general and administrative	$290.6	$223.3	$174.0	30.1%	28.3%
As a percent of revenue	13.5%	10.8%	11.0%
     Our 2008 increase in SG&A expense, compared with 2007, was due to incremental TDK Recording Media and Memcorp SG&A expense, brand investments and legal expenses related to the Philips and SanDisk litigation. We experienced additional intangible asset amortization due to the TDK Recording Media and Memcorp acquisitions of approximately $6 million in 2008.
     Our 2007 increase in SG&A expense, compared with 2006, was due to the addition of the TDK Recording Media and Memcorp business SG&A expenses and incremental Memorex SG&A expense. Additional intangible amortization associated with the TDK Recording Media and Memcorp businesses totaled approximately $5 million and incremental Memorex intangible amortization totaled approximately $4 million. The decrease in SG&A as a percentage of revenue in 2007 was due to our overall revenue growth and the benefit of restructuring actions.
Research and Development (R&D)

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Research and development	$23.6	$38.2	$50.0	-38.2%	-23.6%
As a percent of revenue	1.1%	1.9%	3.2%
     The decrease in our 2008 and 2007 R&D expense was due to cost saving from restructuring activities initiated in the second quarter of 2007. This is consistent with our strategy of transforming the Company into a brand and product management company, as we focused our activities primarily on development of new magnetic tape formats.
Goodwill Impairment

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Goodwill impairment	$34.7	$94.1	$—	N/M	N/M

N/M — Not meaningful
     In the fourth quarter of 2008, in connection with our annual goodwill impairment test, impairments were identified and recorded in an aggregate amount of $34.7 million related to the Americas-Commercial, Asia Pacific and Electronic Products reporting units. During the fourth quarter, the continuing and accelerating deterioration of general economic conditions including shortfalls against our anticipated fourth quarter operating profitability resulted in lower expectations for growth and profitability in future periods. In addition, we experienced a decline in our stock price reflecting a further reduction in a market participant’s view of fair value of our underlying reporting units.
     During the fourth quarter of 2007, in conjunction with our annual goodwill impairment test, we recorded a goodwill impairment charge of $94.1 million consisting of a full impairment of the goodwill associated with our Americas-Consumer and Europe reporting units. The goodwill impairments in 2007 resulted from a general decline in the outlook for profitability for the products sold by our Americas-Consumer and Europe reporting units combined with the fact that a market participant’s view of our fair value was substantially reduced as reflected by the decline in our stock price.
     See Notes 2 and 6 to the Consolidated Financial Statements as well as Critical Accounting Policies and Estimates for further background and information on goodwill impairment.

Restructuring and Other
     The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
(In millions)	2008	2007	2006
Restructuring
Severance and severance related expense	$15.7	$23.6	$8.6
Lease termination costs	4.8	0.6	1.4
Reversal of severance and severance related expense from prior restructuring programs	—	—	(0.9)

Total restructuring	20.5	24.2	9.1
Other
Pension settlement/curtailment (Note 10)	5.7	1.4	—
Asset impairments	5.0	8.4	2.8
TDK post-closing purchase price adjustment	(2.3)	—	—
Terminated employment agreement	—	(0.7)	—

Total	$28.9	$33.3	$11.9

     During 2008, we recorded $4.9 million and $0.5 million of severance and severance related expenses and lease termination costs, respectively, related to our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. This program further accelerates the alignment of our cost structure with our strategic direction by reducing selling, general and administrative expenses (SG&A). We plan to reduce costs by rationalizing key accounts and products and through simplifying our corporate structure globally. We anticipate incurring up to $40 million in restructuring and other charges globally, mainly through cash payments for severance and severance related costs. The majority of the program is expected to be completed by the end of 2009. As of December 31, 2008, we estimate 290 positions will be eliminated throughout the world and annualized SG&A costs savings will exceed $40 million once the program is fully implemented.
     During 2008, we recorded $5.2 million and $0.2 million of severance and severance related expenses and lease termination costs, respectively, related to our 2008 cost reduction restructuring program. This program began in the third quarter of 2008 when our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. We ended manufacturing at our Camarillo plant and have exited the facility as of December 31, 2008. We will focus our manufacturing efforts on magnetic tape coating operations at our existing plant in Weatherford, Oklahoma. The plant closing resulted in the elimination of approximately 140 positions, 31 of which were included under previously announced programs. We expect exit of the Camarillo plant to result in approximately $15 million to $20 million in annualized cost eliminations intended to partially mitigate projected declines in tape gross profits in future years. As of December 31, 2008, charges related to the Camarillo plan are substantially complete.
     The 2008 cost reduction restructuring program also includes our decision to consolidate the Cerritos, California business operations into Oakdale, Minnesota and close the Cerritos office by March 2009. As of December 31, 2008, we expect the elimination of 49 positions in Cerritos, some of which we expect to be replaced in Oakdale, Minnesota. Consolidation of Cerritos activities at a single headquarters location is intended to achieve better focus, gain efficiencies across brands and channels, and reduce cost. Consolidation of the Cerritos operations is expected to result in approximately $1.0 million in annualized sales, general and administrative cost eliminations.
     During 2008, we recorded $5.3 million for severance and severance related expenses under our TDK recording media and 2007 cost reduction restructuring programs, respectively, which began in 2007. We also recorded $1.8 million of lease termination costs related to these programs in 2008. The 2007 cost reduction restructuring program is expected to result in $25 million to $30 million in annualized cost savings, which is intended to counteract the impact of declining gross margins on tape products. As of December 31, 2008, charges related to both programs are substantially complete.
     During 2008, we recorded $0.3 million and $2.3 million of severance and severance related expenses and lease termination costs, respectively, related to our 2006 Imation and Memorex restructuring program, which began in the second quarter of 2006.

     The TDK post-closing purchase price adjustment of $2.3 million recorded in 2008 is associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK. See Note 3 to the Consolidated Financial Statements for further information.
     We recorded pension settlement and curtailment losses of $5.7 and $1.4 million in 2008 and 2007, respectively, within restructuring and other expense in the Consolidated Statements of Operations, mainly as a result of the reorganizations associated with our restructuring activities. See Note 10 to the Consolidated Financial Statements for further information regarding pension settlements and curtailments.
     During 2008 and 2007, we incurred net asset impairment charges of $5.0 and $8.4 million, respectively, related to the abandonment of certain manufacturing and R&D assets as a result of the reorganizations associated with our restructuring activities.
     During 2007, we recorded severance and severance related expenses of $21.5 million and $2.3 million under our 2007 cost reduction and TDK Recording Media restructuring programs, respectively, within restructuring and other expense in the Consolidated Statements of Operations. During 2007, we recorded $0.4 million and $0.2 million of lease termination costs related to our 2007 cost reduction and 2006 Imation and Memorex restructuring programs, respectively.
     During 2006, we recorded net restructuring charges of $9.1 million mainly related to the restructuring program which began in the second quarter of 2006, as well as charges related to employee reductions in our Wahpeton, North Dakota and Camarillo, California production facilities. During 2006, we incurred asset impairment charges of $2.8 million related to the abandonment of certain manufacturing assets and purchased intellectual property.
     See Note 8 to the Consolidated Financial Statements for further information regarding our various restructuring programs and other expenses.
Operating (Loss) Income

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Operating (loss) income	$(27.8)	$(33.0)	$108.2	-15.8%	-130.5%
As a percent of revenue	-1.3%	-1.6%	6.8%
     Our 2008 and 2007 operating losses were significantly impacted by non-cash goodwill impairment charges of $34.7 million and $94.1 million, respectively and restructuring and other charges of $28.9 million and $33.3 million, respectively, noted above.
Other (Income) and Expense

	Years Ended December 31,
(In millions)	2008	2007	2006
Interest expense	$1.5	$2.6	$1.0
Interest income	(3.8)	(7.6)	(12.6)
Other expense, net	9.8	6.6	8.0

Other (income) and expense	$7.5	$1.6	$(3.6)
As a percent of revenue	0.3%	0.1%	-0.2%
     Our 2008 decrease in interest income was primarily attributable to declines in cash balances due to the repurchase of common stock of $26.4 million and $108.2 million in 2008 and 2007, respectively, the acquisitions of TDK Recording Media and Memcorp businesses in 2007, the repayment of debt of $31.3 million in 2008, and the acquisitions of XtremeMac and the minority interest in Imation Corporation Japan in 2008.

     Our 2008 increase in other expense, net compared to 2007, was primarily attributable to an increase in foreign currency transaction losses.
     Our 2007 decrease in interest income was primarily attributable to declines in cash balances due to the acquisition of Memorex in 2006, the repurchase of common stock of $108.2 million and $35.6 million in 2007 and 2006, respectively, and the acquisitions of TDK Recording Media and Memcorp businesses in 2007.
     Our 2007 decrease in other expense, net, compared to 2006, was primarily attributable to decreases in investment and minority interest losses, offset by an increase in foreign currency transaction losses.
Income Tax (Benefit) Provision

	Years Ended December 31,
(In millions)	2008	2007	2006
Income taxes	$(2.0)	$15.8	$36.6
Effective tax rate	N/M	N/M	32.7%

N/M — Not meaningful
     Our 2008 income tax benefit includes an incremental tax benefit of $8.4 million associated with the non-cash goodwill impairment charge of $34.7 million, as well as the establishment of valuation allowances, net of $2.1 million. See Note 9 to the Consolidated Financial Statements for further information.
     Our 2007 income tax provision is comprised of a $4.0 million tax benefit associated with non-cash goodwill impairment and restructuring and other charges noted above as well as a $19.8 million tax charge on all other operations. See Note 9 to the Consolidated Financial Statements for further information.
     Our 2006 tax rate benefited from favorable resolutions of various tax matters, the largest of which related to a net benefit of $10.4 million for the settlement of a long-standing tax dispute in the Netherlands, offset by a charge of $8.2 million associated with the reorganization of our international tax structure.
Segment Results
     We operate in two broad market categories: (1) removable data storage media products and accessories and (2) audio and video consumer electronic products and accessories (electronic products).
     Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronic products are sold primarily through our Electronic Products (EP) segment. The EP segment is currently focused primarily in North America and primarily under the Memorex brand name.
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development costs, corporate expense, stock-based compensation expense and restructuring and other costs which are not allocated to the segments.

     Information related to our segments is as follows:
Data Storage Media
     Americas

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Net revenue	$789.4	$959.3	$838.9	-17.7%	14.4%
Operating income	73.0	82.1	128.9	-11.1%	-36.3%
As a percent of revenue	9.2%	8.6%	15.4%
     The Americas segment was our largest segment comprising approximately 37 percent, 46 percent and 53 percent of our total consolidated revenue in 2008, 2007 and 2006, respectively. The Americas revenue decreased in 2008 driven by lower revenue from our magnetic, flash and to a lesser degree optical product sales, partially offset by incremental revenue of $58.5 million associated with the TDK Recording Media acquisition.
     The 2007 revenue increase of 14.4 percent was driven mainly by incremental revenue of $87.2 million from the Memorex acquisition which closed in the second quarter of 2006 and revenue of $57.0 million from the TDK Recording Media acquisition which closed in the third quarter of 2007. Memorex brand revenue was $275.1 million in 2006.
     The increase in our Americas segment 2008 operating income as a percentage of revenue was driven by increased gross profits in both optical and flash products and lower SG&A expense, partially offset by lower gross profits in magnetic products. The decline in our Americas segment 2007 operating income as a percentage of revenue was driven by changes in our product mix, negative impacts of USB flash products and declining gross margins of legacy tape products.
     Europe

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Net revenue	$685.2	$655.7	$524.3	4.5%	25.1%
Operating income	22.3	45.2	48.1	-50.7%	-6.0%
As a percent of revenue	3.3%	6.9%	9.2%
     The Europe segment revenue comprised approximately 32 percent, 32 percent and 33 percent of our total consolidated revenue in 2008, 2007 and 2006, respectively. The Europe revenue growth of 4.5 percent in 2008 was driven by incremental revenue of $130.3 million from the TDK Recording Media acquisition, mostly in optical products, as well as an increase in revenue from our GDM joint venture, offset partially by declines in magnetic and flash products revenue.
     The Europe segment revenue growth of 25.1 percent in 2007 was driven mainly by additional revenue from the TDK Recording Media acquisition of $125.8 million and growth in flash media products offset partially by declines in magnetic products.
     The decrease in our Europe segment 2008 and 2007 operating income as a percentage of revenue was driven by higher SG&A expense as well as lower gross profits in our magnetic products.

     Asia Pacific

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Net revenue	$434.4	$328.9	$221.5	32.1%	48.5%
Operating income	28.7	23.5	17.1	22.1%	37.4%
As a percent of revenue	6.6%	7.1%	7.7%
     The Asia Pacific revenue growth of 32.1 percent and 48.5 percent in 2008 and 2007 was driven by incremental revenue of $119.9 million and $92.3 million from the TDK Recording Media acquisition in 2008 and 2007, respectively, as well as increased sales of our other business products.
     The decrease in 2008 operating income as a percentage of revenue in our Asia Pacific segment was driven by higher SG&A expense. The decrease in 2007 operating income as a percentage of revenue for our Asia Pacific segment was driven by slightly lower gross margins associated with products from the TDK Recording Media acquisition.
Electronic Products

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Net revenue	$245.6	$118.1	$—	N/M	N/M
Operating (loss) income	(13.4)	5.5	—	N/M	N/M
As a percent of revenue	-5.5%	4.7%

N/M — Not meaningful
     The Electronic Products segment comprised approximately 11 percent of our total revenue for 2008. This operating segment is the result of the Memcorp business acquisition in July 2007. Our operating results for 2008 were negatively impacted by economic factors in the United States. We experienced weakened demand throughout the year as orders were pulled back or deferred. This led to higher than expected price erosion in the industry as supply exceeded demand, especially in flat panel screens.
     Our results for 2007 are based on six months of operations and are not necessarily indicative of full year results as this segment has some degree of seasonality with its focus on consumer channels. The majority of the revenue and operating income for this segment occurs in the second half of the fiscal year with a greater degree of concentration in the fourth quarter.
Corporate and Unallocated

	Years Ended December 31,			Percent Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006
Operating loss	$(138.4)	$(189.3)	$(85.9)	-26.9%	120.4%
     The corporate and unallocated operating loss include costs which are not allocated to the business units in management’s evaluation of segment performance such as research and development expense, corporate expense, stock-based compensation expense, restructuring and other expense and non-cash goodwill impairment charges. The operating loss in 2008 and 2007 included non-cash charges of $34.7 million and $94.1 million, respectively, related to goodwill impairment as well as $28.9 million and $33.3 million, respectively, of restructuring and other charges associated mainly with our restructuring programs and asset impairment charges of $5.0 million and $8.4 million in 2008 and 2007, respectively. The operating loss in 2006 included costs of $11.9 million associated with our 2006 restructuring programs.

Financial Position
     As of December 31, 2008, our cash and cash equivalents balance was $96.6 million, a decrease of $38.9 million compared with December 31, 2007. The decrease was primarily due to the repayment of the Memcorp promissory notes of $31.3 million, repurchase of common stock of $26.4 million, dividend payments of $20.9 million, cash paid for capital expenditures of $13.6 million, cash paid for minority interest acquisition of $8.0 million, cash paid for the XtremeMac acquisition of $7.3 million and cash paid for the TDK working capital settlement of $6.5 million offset by cash generated from operations of $84.7 million.
     Accounts receivable days sales outstanding was 63 days as of December 31, 2008, down one day from December 31, 2007. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
     Days of inventory supply was 82 days as of December 31, 2008, up 17 days compared with 65 days as of December 31, 2007. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The increase in days of inventory supply was due to much softer than expected demand relative to increasing inventory for anticipated seasonal demand late in the year, particularly within Electronic Products, as well as increasing end-of-life inventories associated with the Camarillo and Wahpeton shut-down.
     Our other current assets balance as of December 31, 2008 was $138.1 million, an increase of $28.2 million from $109.9 million as of December 31, 2007. The increase was primarily due to a $22.5 million reclassification of assets held for sale from property, plant and equipment to other current assets relating to the exit of our Anaheim and Camarillo facilities.
     Our accounts payable balance as of December 31, 2008 was $296.1 million, a decrease of $54.0 million from $350.1 million as of December 31, 2007. The decrease was due to lower purchasing levels as well as timing of payments made during the fourth quarter of 2008.
     Our other current liabilities balance as of December 31, 2008 was $195.0 million, a decrease of $62.3 million from $257.3 million as of December 31, 2007. The decrease was mainly due to lower accrued rebate liabilities, payments made under our restructuring plans, and a decrease in acquisition related liabilities as we settled certain liabilities with TDK. See Note 3 to the Consolidated Financial Statements for further information.
     Our other liabilities balance as of December 31, 2008 was $74.1 million, an increase of $29.1 million from $45.0 million as of December 31, 2007. The increase was mainly due to the remeasurement of our United States pension unfunded status. During 2008, the United States equity markets have seen a significant decline in value and, consequently, our plan assets have decreased from December 31, 2007. In accordance with SFAS No. 158, Employers; Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), we recognized the difference between the plan assets at their fair value and the benefit obligation as a pension liability, and as an unrecognized loss included in other comprehensive income. We ended 2008 with an aggregate noncurrent pension liability of $49.0 million related to our United Stated plan and some of our international plans and aggregated international noncurrent pension assets of $4.9 million related to five international locations.

Liquidity and Capital Resources
Cash Flows provided by Operating Activities:

	Years Ended December 31,
(In millions)	2008	2007	2006
Net (loss) income	$(33.3)	$(50.4)	$76.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	25.9	28.6	29.1
Amortization	23.4	18.3	9.3
Deferred income taxes	0.2	(10.7)	9.7
Goodwill impairment	34.7	94.1	—
Asset impairments	5.0	8.4	7.2
Stock-based compensation	9.5	10.2	11.0
Pension settlement / curtailment	5.7	2.4	1.7
Gain on sale of Specialty Papers	—	—	(2.1)
Excess tax benefit from exercise of stock options	—	—	(3.3)
Other	4.9	3.5	0.6
Changes in operating assets and liabilities, net of effects from acquisitions	8.7	(16.9)	(42.1)

Net cash provided by operating activities	$84.7	$87.5	$97.5

     Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. In 2008, 2007 and 2006 we contributed $7.6 million, $5.6 million and $13.2 million to our pensions worldwide, respectively. Operating cash outflows in 2008, 2007 and 2006 included net income tax payments of $19.5 million, $9.6 million and $22.0, respectively, as well as restructuring payments of $32.0 million, $13.1 million and $13.2 million, respectively.
Cash Flows used in Investing Activities:

	Years Ended December 31,
(In millions)	2008	2007	2006
Capital expenditures	$(13.6)	$(14.5)	$(16.0)
Acquisitions, net of cash acquired	(15.3)	(68.3)	(332.2)
Acquisition of minority interest	(8.0)	—	—
Purchase of investments	(0.1)	—	(0.3)
Proceeds from sale of investments	—	—	28.9
Proceeds from sale of businesses	—	—	2.3
Other investing activities	0.9	0.3	3.2

Net cash used in investing activities	$(36.1)	$(82.5)	$(314.1)

     Consistent with our strategy noted above, we are transforming into a brand and product management company and have significantly increased our industry presence and relevance in both commercial and consumer retail channels and markets globally through acquisitions. In 2008, acquisition related activities included payment for the acquisition of the minority interest in Imation Corporation Japan of $8.0 million, payment for the acquisition of XtremeMac of $7.3 million, payment for the TDK working capital settlement of $6.5 million, and payment for the Memorex minimum earn-out of $2.5 million. In 2007 acquisition related activities included payments of $41.1 million for the TDK Recording Media acquisition and payments of $32.7 million for the Memcorp acquisition partially offset by Memorex net cash proceeds of $5.5 million. In 2006 acquisitions related activities included payments for the Memorex acquisition of $332.2 million. See Note 3 to the Consolidated Financial Statements for further information.

Cash Flows used in Financing Activities:

	Years Ended December 31,
(In millions)	2008	2007	2006
Purchase of treasury stock	$(26.4)	$(108.2)	$(35.6)
Exercise of stock options	0.6	7.7	31.7
Dividend payments	(20.9)	(23.2)	(18.8)
Debt repayment	(31.3)	(6.3)	—
Excess tax benefit from exercise of stock options		—	3.3

Net cash used in financing activities	$(78.0)	$(130.0)	$(19.4)

     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 30, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of December 31, 2008, we had repurchased 0.7 million shares under the latest authorization and held, in total, 5.2 million shares of treasury stock acquired at an average price of $25.07 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of December 31, 2008.
     We paid cash dividends of $0.56 per share or $20.9 million during 2008, $0.62 per share or $23.2 million during 2007 and $0.54 per share or $18.8 million during 2006. On January 30, 2009 our Board of Directors suspended the quarterly cash dividend. Any future dividends are at the discretion of and subject to the approval of our Board of Directors
     In connection with the Memcorp acquisition which closed on July 9, 2007, we issued promissory notes totaling $37.5 million payable to Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the Sellers). Promissory note payments totaling $30 million were due in quarterly installments over three years from the closing date, with an interest rate of 6 percent per annum, and not subject to offset. Payment of the $30 million obligation was further provided for by an irrevocable letter of credit issued pursuant to the Credit Agreement. The remaining $7.5 million obligation was payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6 percent per annum, which was unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers was satisfied prior to the 18-month maturity date, $3.75 million of such note was to be paid in advance of the maturity date, and provided further that if the existing obligation was not satisfied prior to the 18-month maturity date, $3.75 million of such note was to be withheld until such obligation was satisfied or the third anniversary of the closing date, whichever occurs first. As a result of an existing obligation of the Sellers being satisfied prior to the 18-month maturity date, we paid $3.75 million of such note during the third quarter of 2007. We also paid a quarterly installment in the amount of $2.5 million in the fourth quarter of 2007, in accordance with the note agreements. In the first quarter of 2008, we repaid in full the promissory notes outstanding at December 31, 2007 of $31.35 million.
     On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to a prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. The Credit Agreement was further amended on July 24, 2007, as follows: (i) increased the credit facility from $300 million to $325 million and added an option to increase the facility to $400 million at a future date; (ii) extended the term for an additional year to March 29, 2012; (iii) permitted the Company’s acquisition of the TDK Recording Media business; (iv) increased the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modified the fixed charge coverage ratio definition and (vi) reduced the applicable interest rates. The amended Credit Agreement provides for revolving credit, including letters of credit. A further amendment on April 25, 2008 formally expanded the types of letters of credit available under the Credit Agreement. Borrowings under the amended Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to an additional 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The amended Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses and income taxes actually paid) not less than 2.5 to 1.0. As of December 31, 2008, these covenants currently restrict the total amount available under the credit facility to $132 million and based on our future profitability expectations will likely restrict the amount further in the future. No borrowings were outstanding and we complied with all covenants under the amended Credit Agreement as of December 31, 2008.

     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of December 31, 2008 and 2007, there were no borrowings outstanding under such arrangements.
     Our liquidity needs for 2009 include the following: capital expenditures in the range of $15 million, restructuring payments of approximately $25 million, pension funding of approximately $5 million to $10 million, operating lease payments of approximately $10 million (see Note 14 to the Consolidated Financial Statements for further information), any amounts associated with TDK post-closing purchase price adjustment for previously unfiled European value added tax returns which could be in an amount of approximately $20 million to $25 million and any amounts associated with litigation or the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current and future sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Off-Balance Sheet Arrangements
     Other than the operating lease commitments discussed in Note 14 to the Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.
Summary of Contractual Obligations

	Payments Due by Period
		Less Than			More Than
(In millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$31.2	$10.3	$15.3	$4.8	$0.8
Purchase obligations (1)	202.9	202.9	—	—	—
Other liabilities (2)	25.1	—	—	—	25.1

Total	$259.2	$213.2	$15.3	$4.8	$25.9

(1)	The majority of the purchase obligations consist of 90-day rolling estimates. Each month, we provide various suppliers with rolling forecasts of our demand for products for the next three months. The forecasted amounts are generally binding on us as follows: 100 percent for the first month, 75 percent for the second month and 50 percent for the third month.

(2)	Timing of payments for the vast majority of other liabilities cannot be reasonably determined and, as such, have been included in the “More Than 5 Years” category.
     The table above does not include payments for non-contributory defined benefit pension plans. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate. We expect to contribute approximately $5 million to $10 million to our pension plans in 2009 and have $49 million recorded in other liabilities related to pension plans as of December 31, 2008.
     The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $10.5 million as of December 31, 2008. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

     We may be required to pay additional cash consideration of up to $70 million, $40 million, $20 million and $10 million related to the TDK Recording Media, Memorex, Memcorp and XtremeMac business acquisitions, respectively, contingent on future financial performance of the acquired businesses. We have not recorded a liability for these contingent payments at December 31, 2008 as payment is not probable based on current financial performance.
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
     We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
     Income Tax Accruals and Valuation Allowances. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid.
     SFAS No. 109, Accounting for Income Taxes, (SFAS 109) requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish a valuation allowance against deferred tax assets is assessed periodically based on the SFAS 109 more likely than not realization threshold criterion. In the assessment of the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
     At December 31, 2008, our net deferred tax asset was $78.7 million of which $62.0 relates to deferred tax assets in the United States. These net deferred tax assets are net of valuation allowances of $18.6 million. The valuation allowance relates to various worldwide operating loss carryforwards which we do not expect to realize. Based on our assessment, it appears more likely than not that the recorded net deferred tax asset at December 31, 2008 will be realized through future taxable earnings. We will continue to assess the required valuation allowance in the future.
     In a tax jurisdiction with a net deferred tax asset, the considerations for determining whether the more likely than not criterion is met, include, whether there has been cumulative profit (defined as pre-tax income adjusted by permanent differences) over the preceding three year period. Our analysis of the need for a valuation allowance recognizes that while we have reported a consolidated cumulative loss over the three year period ended December 31, 2008. This loss includes goodwill impairments which are nondeductible permanent differences. Excluding these nondeductible permanent differences, we have a consolidated cumulative profit over the most recent three year period and cumulative three year profit, excluding nondeductible permanent differences, in all tax jurisdictions where a net deferred tax asset is recorded.
     While we have a history of profits, our profitability has declined over the last three years and we recorded a loss in the current year in the United States where the majority of our deferred tax assets are recorded. Therefore achievement of the expected profitability in the United States in 2009 will be a significant factor in determining our continuing ability to carry these deferred tax assets. Significant negative events could impact the ability to carry the deferred tax assets in future periods.

     We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results, including further market deterioration, may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. If future results from our operations are less than projected particularly in our primary markets, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2008 was $10.5 million, excluding accrued interest and penalties. These tax benefits would affect our effective tax rate if recognized. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2008, $1.7 million of interest and penalties was accrued, excluding the tax benefits of deductible interest. Fiscal years 2006 and 2007 remain subject to examination by the Internal Revenue Service. The years 2002 through 2006 remain subject to examination by foreign tax jurisdictions and state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdictions. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly.
     Litigation. In accordance with SFAS No. 5, Accounting for Contingencies, we record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Management’s current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, management believes that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2008, would not be material to our financial position except for the Philips dispute. Imation believes that Philips’ claims are without merit and consequently there is no probable or estimable liability. See Item 3. Legal Proceedings for a description of our dispute with Philips. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
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

     Intangible assets are amortized using methods that approximate the benefit provided by utilization of the assets. In determining the useful life of a trade name, we consider the following: (1) the overall strength of the trade name in the market in terms of market awareness and market share, (2) the length of time that the trade name has been in existence, (3) the period of time over which the trade name is expected to remain in use and (4) the strength of the trade name and its perseverance through changes in the data storage industry. In determining the useful lives of other intangible assets, we consider the period over which a majority of the economic benefits provided by the asset will be realized by the Company. We periodically review the carrying value of our long lived assets including intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by the asset, an impairment loss would be recognized which is determined as the amount by which carrying value exceeds fair value.
     Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis.
     We have determined that our reporting units are our segments with the exception of the Americas Data Storage Media segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations.
     In the fourth quarter of 2008, in connection with the annual test of goodwill impairment, impairments were identified and recorded in an aggregate amount of $34.7 million related to the Americas-Commercial, Asia Pacific and Electronic Products reporting units. We had previously performed an interim test for impairment at September 30, 2008 and determined that no impairments were present. During the fourth quarter, the continuing and accelerating deterioration of general economic conditions including shortfalls against our anticipated fourth quarter operating profitability resulted in lower expectations for growth and profitability in future periods. In addition, we experienced a decline in our stock price reflecting a further reduction in a market participant’s view of fair value of our underlying reporting units.
     During the fourth quarter of 2007, in conjunction with our annual test of goodwill impairment, we recorded a goodwill impairment charge of $94.1 million consisting of a full impairment of the goodwill associated with our Americas-Consumer and Europe reporting units. The goodwill impairments in 2007 resulted from a general decline in the outlook for profitability for the products sold by our Americas-Consumer and Europe reporting units combined with the fact that a market participant’s view of our fair value was substantially reduced reflected by a decline in our stock price.
     In evaluating whether goodwill was impaired, we compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step 1 of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. In determining the fair value of reporting units, we weighted values under the income approach 75 percent and values determined from market comparables 25 percent. The summation of our reporting units’ fair values is compared and reconciled to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

     In determining the fair value of our reporting units under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We use management business plans and projections as the basis for expected future cash flows. The significant assumptions incorporated in these forecasts for the most recent goodwill impairment tests included annual revenue changes in future period from (18) percent to 1 percent for Americas-Commercial, from (13) percent to 6 percent for Asia Pacific and from 4 percent to 30 percent for Electronic Products. Terminal growth rates of zero to four percent were used for all reporting units. Discount rates of 18 percent were used for all reporting units other than Electronic Products which used a market participant rate of 20 percent to reflect the relevant risks of the higher growth assumed for this reporting unit. The selection of discount rates has a significant impact on the determination of fair value. An increase or decrease of one percent in the discount rate would have had no impact on the impairments recorded for Americas-Commercial and Asia Pacific; however, an increase in the discount rate of one percent would have increased the impairment in the Electronic Products by $6.6 million while a decrease in the discount rate by one percent would have decreased the impairment charge in this reporting unit by $5.4 million.
     There are also various assumptions used under the market approach that affect the valuation of our reporting units. The most significant assumptions are market multiples and control premium. In estimating the fair value of our company under the market approach, we considered the relative merits of commonly applied market capitalization multiples based on the availability of data. Based on our analysis, we determined the market value of invested capital to earnings before interest, taxes, depreciation, and amortization multiple to be the most appropriate valuation multiple to be applied in the application of the market approach.
     As a result of our analysis of fair value from the combination of our discounted cash flow modeling and market comparisons, we utilized an implied stock price of $12.36 per share at November 30, 2008 in determining and allocating fair value to our reporting units as compared to a market price of $20.07 per share on the November 30, 2007 testing date for goodwill impairment. A control premium of 25 percent was used in our determination of fair value which represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the company. The control premium was determined by a review of premiums paid for similar companies over the past five years. An increase in the assumed control premium by 5 percent to 30 percent would have decreased the impairment charge in 2008 by approximately $5.4 million while a decrease in the assumed control premium by 5 percent to 20 percent would have increased the impairment by $6.6 million.
     After considering the goodwill impairments recorded in fiscal years 2008 and 2007, remaining goodwill in the amount of $23.5 million relates to our Electronic Products reporting unit. While management’s most recent analyses indicates that this goodwill is not impaired, to the extent that assumptions about future economic conditions or potential for our growth and profitability in this business changes, it is possible that our conclusion regarding the remaining goodwill could change, which could have a material effect on our financial position and results of operations.
     Allowance for Doubtful Accounts Receivable. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history and our aging analysis. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we primarily consider the age of the customer’s receivable and also consider the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts. If payment is not made timely, we will contact the customer to try to obtain payment. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.
     Excess Inventory and Obsolescence Accruals. We write down our inventory for estimated excess and obsolescence to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, adjustments to these reserves may be required. As of December 31, 2008, the excess inventory and obsolescence accrual was $30.2 million.

     Rebates. We maintain an accrual for customer rebates that totaled $75.6 million as of December 31, 2008 included in other current liabilities. This accrual requires a program-by-program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.
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
     We sponsor defined benefit pension plans in both U.S. and foreign entities. Expenses and liabilities for the pension plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on plan assets and projected salary increases. The annual measurement date for these assumptions is December 31. See Note 10 to the Consolidated Financial Statements includes disclosures of these assumptions for both the U.S. and international plans.
     The discount rate assumptions are tied to portfolios of long-term high quality bonds and are, therefore, subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate used in calculating the benefit obligation in the United States was 5.75 percent at December 31, 2008, as compared to 6.0 percent at December 31, 2007. A discount rate reduction of 0.25 percent decreases U.S. pension plan expense (pre-tax) by approximately $0.4 million.
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
     The rate of return used in calculating the pension expense for 2008, 2007 and 2006 was 8.0 percent. A change of 0.25 percent for the expected return on plan assets assumption will impact United States net pension plan expense (pre-tax) by $0.2 million. Expected returns on asset assumptions for non-U.S. plans are determined in a manner consistent with the United States plan.
     The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. In the United States, we have used the rate of 4.75 percent for the past three years. Mortality assumptions were obtained from the IRS 2009 Static Mortality Table.
Recently Issued Accounting Standards
     In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. We are required to adopt the FSP at the beginning of 2009 and for interim periods within that year. While the guidance on determining the useful life of a recognized intangible asset must be applied prospectively only to intangible assets acquired after the FSP’s effective date, the disclosure requirements of the FSP must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. Early adoption of the FSP is prohibited.

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
     Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully integrate the acquisitions of the TDK Recording Media business and the Electronic Products business and achieve the anticipated benefits, including synergies, in a timely manner; our ability to successfully manage the Memorex brand; our ability to successfully manage multiple brands globally; our ability to successfully defend our intellectual property rights, including the Memorex and TDK Life on Record brands and the Philips patent cross-license; continuing uncertainty in global economic conditions and particularly United States conditions that make it difficult to predict product demand; the volatility of the markets in which we operate; our ability to implement our global restructuring plan and realize the benefits expected; our ability to meet our cost reduction and revenue growth targets; our ability to successfully implement our global manufacturing strategy for magnetic data storage products and realize the benefits expected from the related restructuring; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to achieve the expected benefits from the strategic relationships and distribution agreements such as the GDM joint venture and Tandberg relationships; the competitive pricing environment and its possible impact on profitability and inventory valuations; foreign currency fluctuations; the outcome of any pending or future litigation including the Philips litigation; our ability to secure adequate supply of certain high demand products at acceptable prices; the ready availability and price of energy and key raw materials or critical components; the market acceptance of newly introduced product and service offerings; the rate of decline for certain existing products; the possibility that our goodwill or other assets may become impaired, as well as various factors set forth in Item 1A. Risk Factors, of this Form 10-K and from time to time in our filings with the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 58 percent of our revenue in 2008, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.
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
     In accordance with established policies and procedures, we may utilize derivative financial instruments, including forward exchange contracts, options, combination option strategies and swap agreements to manage certain of these exposures. Factors that could impact the effectiveness of our hedging include the accuracy of our forecasts, the volatility of the currency markets and the availability of hedging instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes and we are not a party to leveraged derivative transactions. The utilization of derivatives and hedging activities is described more fully in Note 13 to the Consolidated Financial Statements.
     As of December 31, 2008, we had $595.4 million notional amount of foreign currency forward and option contracts of which $99.0 million hedged recorded balance sheet exposures. This compares to $321.4 million notional amount of foreign currency forward and option contracts as of December 31, 2007, of which $102.3 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2008 by $27.5 million.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans in 2006.
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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, MN
February 27, 2009

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share amounts)	2008	2007	2006
Net revenue	$2,154.6	$2,062.0	$1,584.7
Cost of goods sold	1,804.6	1,706.1	1,240.6

Gross profit	350.0	355.9	344.1

Operating expense:
Selling, general and administrative	290.6	223.3	174.0
Research and development	23.6	38.2	50.0
Goodwill impairment	34.7	94.1	—
Restructuring and other	28.9	33.3	11.9

Total	377.8	388.9	235.9

Operating (loss) income	(27.8)	(33.0)	108.2

Other (income) and expense:
Interest expense	1.5	2.6	1.0
Interest income	(3.8)	(7.6)	(12.6)
Other expense, net	9.8	6.6	8.0

Total	7.5	1.6	(3.6)

(Loss) income from continuing operations before income taxes	(35.3)	(34.6)	111.8
Income tax (benefit) provision	(2.0)	15.8	36.6

(Loss) income from continuing operations	(33.3)	(50.4)	75.2

Gain on disposal of discontinued businesses, net of income taxes	—	—	1.2

Net (loss) income	$(33.3)	$(50.4)	$76.4

(Loss) earnings per common share — basic:
Continuing operations	$(0.89)	$(1.36)	$2.17
Discontinued operations	$—	$—	$0.03
Net (loss) income	$(0.89)	$(1.36)	$2.21

(Loss) earnings per common share — diluted:
Continuing operations	$(0.89)	$(1.36)	$2.14
Discontinued operations	$—	$—	$0.03
Net (loss) income	$(0.89)	$(1.36)	$2.17

Weighted average basic shares outstanding	37.5	37.0	34.6

Weighted average diluted shares outstanding	37.5	37.0	35.2

Cash dividends paid per common share	$0.56	$0.62	$0.54

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except per share amounts)	2008	2007
Assets
Current assets Cash and cash equivalents	$96.6	$135.5
Accounts receivable, net	378.3	507.1
Inventories, net	363.2	366.1
Other current assets	138.1	109.9

Total current assets	976.2	1,118.6
Property, plant and equipment, net	122.4	171.5
Intangible assets, net	357.0	371.0
Goodwill	23.5	55.5
Other assets	43.2	34.4

Total assets	$1,522.3	$1,751.0

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$296.1	$350.1
Accrued payroll	12.5	13.5
Other current liabilities	195.0	257.3
Current maturities of long-term debt	—	10.0

Total current liabilities	503.6	630.9
Other liabilities	74.1	45.0
Long-term debt, less current maturities	—	21.3
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,113.1	1,109.0
Retained earnings	47.3	101.5
Accumulated other comprehensive loss	(85.0)	(44.1)
Treasury stock, at cost, 5.2 million and 4.5 million shares as of December 31, 2008 and 2007, respectively	(131.2)	(113.0)

Total shareholders’ equity	944.6	1,053.8

Total liabilities and shareholders’ equity	$1,522.3	$1,751.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Unearned ESOP
	Common	Additional Paid-		Accumulated Other	Shares and Other	Treasury	Total Shareholders’
(In millions, except per share amounts)	Stock	in Capital	Retained Earnings	Comprehensive Loss	Compensation	Stock	Equity
Balance as of December 31, 2005	0.4	1,046.7	120.5	(106.6)	(4.4)	(201.3)	855.3
Purchase of treasury stock (865,400 shares)						(35.6)	(35.6)
Exercise of stock options (1,204,781 shares)		(8.8)	(5.5)			46.0	31.7
Restricted stock grants (96,960 shares) and other		(6.1)			4.4	3.5	1.8
401(k) matching contribution (80,501 shares)		0.2				3.2	3.4
Stock-based compensation related to options		8.8					8.8
Tax benefit from shareholder transactions		8.1					8.1
Dividend payments			(18.8)				(18.8)
Initial FAS 158 adjustment (net of income tax provision of $1.7)				(3.2)			(3.2)
Comprehensive income:
Net income			76.4				76.4
Net change in cumulative translation adjustment				13.4			13.4
Minimum pension liability adjustments (net of income tax benefit of $2.6)				4.6			4.6
Cash flow hedging (net of income tax provision of $0.3)				0.4			0.4

Comprehensive income							94.8

Balance as of December 31, 2006	0.4	1,048.9	172.6	(91.4)	0.0	(184.2)	946.3

Purchase of treasury stock (3,816,401 shares)						(108.2)	(108.2)
Exercise of stock options (293,954 shares)		(2.3)				10.0	7.7
Restricted stock grants (46,202 shares) and other		(0.1)				2.8	2.7
401(k) matching contribution (104,155 shares)		0.3				3.1	3.4
Stock-based compensation related to options		7.9					7.9
Terminated employment agreement		0.6				(1.5)	(0.9)
TDK Recording Media acquisition (6,825,764 shares)		51.7				165.0	216.7
FIN 48 adjustment			2.5				2.5
Tax benefit from shareholder transactions		2.0					2.0
Dividend payments			(23.2)				(23.2)
Comprehensive loss:
Net loss			(50.4)				(50.4)
Net change in cumulative translation adjustment				37.5			37.5
Pension adjustments (net of income tax benefit of $5.0)				9.2			9.2
Cash flow hedging (net of income tax provision of $0.2)				0.6			0.6

Comprehensive loss							(3.1)

Balance as of December 31, 2007	$0.4	$1,109.0	$101.5	$(44.1)	$0.0	$(113.0)	$1,053.8

Purchase of treasury stock (1,102,800 shares)						(26.4)	(26.4)
Exercise of stock options (46,330 shares)		(0.5)				1.1	0.6
Restricted stock grants (164,559 shares) and other		(1.2)				3.8	2.6
401(k) matching contribution (130,227 shares)		(0.7)				3.3	2.6
Stock-based compensation related to options		6.4					6.4
Tax benefit from shareholder transactions		0.1					0.1
Dividend payments			(20.9)				(20.9)
Comprehensive loss:
Net loss			(33.3)				(33.3)
Net change in cumulative translation adjustment				(14.9)			(14.9)
Pension adjustments (net of income tax benefit of $14.8)				(24.2)			(24.2)
Cash flow hedging (net of income tax provision of $0.6)				(1.8)			(1.8)

Comprehensive loss							(74.2)

Balance as of December 31, 2008	$0.4	$1,113.1	$47.3	$(85.0)	$0.0	$(131.2)	$944.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2008	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$(33.3)	$(50.4)	$76.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and leasehold amortization	25.9	28.6	29.1
Intangible amortization	23.4	18.3	9.3
Deferred income taxes	0.2	(10.7)	9.7
Goodwill impairment	34.7	94.1	—
Asset impairments	5.0	8.4	7.2
Stock-based compensation	9.5	10.2	11.0
Pension settlement / curtailment	5.7	2.4	1.7
Gain on sale of Specialty Papers	—	—	(2.1)
Excess tax benefit from exercise of stock options	—	—	(3.3)
Other	4.9	3.5	0.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	129.0	(33.7)	(37.6)
Inventories	0.2	7.8	(49.3)
Other assets	(2.9)	(9.1)	1.5
Accounts payable	(61.5)	(8.7)	30.5
Accrued payroll and other liabilities	(56.1)	26.8	12.8

Net cash provided by operating activities	84.7	87.5	97.5

Cash Flows from Investing Activities:
Capital expenditures	(13.6)	(14.5)	(16.0)
Acquisitions, net of cash acquired	(15.3)	(68.3)	(332.2)
Acquisition of minority interest	(8.0)	—	—
Purchase of investments	(0.1)	—	(0.3)
Proceeds from sale of investments	—	—	28.9
Proceeds from sale of businesses	—	—	2.3
Other investing activities	0.9	0.3	3.2

Net cash used in investing activities	(36.1)	(82.5)	(314.1)

Cash Flows from Financing Activities:
Purchase of treasury stock	(26.4)	(108.2)	(35.6)
Exercise of stock options	0.6	7.7	31.7
Dividend payments	(20.9)	(23.2)	(18.8)
Debt repayment	(31.3)	(6.3)	—
Excess tax benefit from exercise of stock options		—	3.3

Net cash used in financing activities	(78.0)	(130.0)	(19.4)
Effect of exchange rate changes on cash and cash equivalents	(9.5)	8.0	5.5

Change in cash and equivalents	(38.9)	(117.0)	(230.5)
Cash and cash equivalents — beginning of year	135.5	252.5	483.0

Cash and cash equivalents — end of year	$96.6	$135.5	$252.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Background
     Imation Corp., a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We develop, manufacture, source, market and distribute removable data storage media products and certain consumer electronic products. Through divestitures, we have exited all of the non-data storage businesses existing at the spin-off.
Basis of Presentation
     The consolidated financial statements include our accounts and our wholly- or majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant inter-company transactions have been eliminated. We have a 51 percent ownership interest in our Global Data Media subsidiary that was formed in 2003. Minority interest in the income and net assets of these subsidiaries is not material for the periods presented.
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
     Foreign Currency. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity and income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Foreign currency transactions gains and losses are included in the results of operations.
     Cash Equivalents. Cash equivalents consisted of highly liquid investments purchased with original maturities of three months or less. The carrying amounts reported in the Consolidated Balance Sheets for cash equivalents approximate fair value.
     Trade Accounts Receivable and Allowances. Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. They are stated net of allowances, which primarily represent estimated amounts for expected customer returns, allowances and deductions for a variety of claims such as terms discounts or the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers, and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations.

     Inventories. Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis. We provide estimated inventory allowances for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of net realizable value.
     Derivative Financial Instruments. We follow Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through operations. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive loss in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses are generally recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains/losses included in non-operating expenses for foreign denominated payables and receivables-related hedge transactions. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is immediately recognized in operations.
     Other Financial Instruments. Our other financial instruments consist principally of cash and cash equivalents and short-term receivables and payables for which their current carrying amounts approximate fair market value.
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
     In evaluating whether goodwill is impaired, we compare the fair value of the reporting units to which goodwill is assigned to their carrying value (Step 1 of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The summation of our reporting units’ fair values is compared and reconciled to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

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
     Revenue Recognition. We sell a wide range of removable data storage media products as well as certain consumer electronic products. Net revenue consists primarily of magnetic, optical, flash media, consumer electronics and accessories sales. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable and collectibility is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Provisions for returns are recorded against sales based on quarterly historical experience. Taxes collected from customers and remitted to governmental authorities that were included in revenue in 2008, 2007 and 2006 were $75.9 million, $69.8 million and $52.0 million, respectively.
     Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue in 2008, 2007 or 2006.
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
     Advertising Costs. Advertising and other promotional costs are expensed as incurred and were approximately $22 million, $15 million and $11 million in 2008, 2007 and 2006, respectively. Prepaid advertising costs were not significant at December 31, 2008 and 2007.
     Rebates. We provide rebates to our customers. Customer rebates are accounted for as a reduction of revenue at the time of sale based on an estimate of the cost to honor the related rebate programs.
     Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method prescribed in SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

     On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. Prior to the adoption of FIN 48 on January 1, 2007, we established reserves for income tax contingencies when, despite our belief that the tax return positions were fully supportable, certain positions were likely to be challenged. We adjusted these reserves in light of changing facts and circumstances, such as the closing of a tax audit.
     Treasury Stock. Our repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, we use a last-in, first-out method and the difference between repurchase cost and reissuance price is treated as an adjustment to equity.
     Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified-prospective transition method. Compensation expense includes the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on historical volatility of our stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 12 herein for further information regarding stock-based compensation.
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

	Years Ended December 31,
(In millions)	2008	2007	2006
Weighted average number of basic shares outstanding during the year	37.5	37.0	34.6
Dilutive effect of stock-based compensation plans	—	—	0.6

Weighted average number of dilutive shares outstanding during the year	37.5	37.0	35.2

     Options to purchase approximately 4.1 million, 3.1 million and 0.1 million shares of our common stock were outstanding as of December 31, 2008, 2007 and 2006, respectively, and were not considered in the computation of potential common shares because the effect of the options would be antidilutive.

Recent Accounting Pronouncements
     In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. We are required to adopt the FSP at the beginning of 2009 and for interim periods within that year. While the guidance on determining the useful life of a recognized intangible asset must be applied prospectively only to intangible assets acquired after the FSP’s effective date, the disclosure requirements of the FSP must be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date. Early adoption of the FSP is prohibited.
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

Note 3 — Business Combinations
2008 Acquisitions
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

	$4.6

     The effects of the acquisition did not materially impact our 2008 results of operations. Therefore, pro forma disclosures are not included.
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

     The weighted average life of the customer relationships intangible asset is six years. The effects of the acquisition did not materially impact our 2008 results of operations. Therefore, pro forma disclosures are not included.
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
     In conjunction with the acquisition, we issued to TDK approximately 6.8 million shares of Imation common stock, representing 16.6 percent of Imation’s shares then outstanding after the issuance of the shares to TDK, valued at $216.7 million and paid $54.9 million in cash to TDK for a total of $271.6 million. The shares were valued at $31.75 based on an average market value of Imation’s shares for the two day period prior to the date on which the number of shares to be exchanged was determined. This purchase price included approximately $8.2 million for customary closing costs, accounting and advisory fees and a payment of $3.9 million made to a third party to acquire their minority interest in a TDK international subsidiary. This purchase price excludes the cost of integration, as well as other indirect costs related to the transaction. We may pay additional cash consideration of up to $70 million to TDK, contingent on future financial performance of the acquired business. Additional cash consideration, if paid, will be recorded as additional goodwill.
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
     As a result of the transaction, TDK became our largest shareholder, and has the right to nominate a representative to serve on the Imation Board of Directors. Raymond Leung, TDK’s nominee, was elected to serve as a Class III member of the Board of Directors on November 7, 2007 and was reelected by shareholders in May 2008. Pursuant to an Investor Rights Agreement, dated July 30, 2007, TDK’s ownership stake will be permitted to increase up to 21 percent of Imation common stock on a fully diluted basis through open market purchases. TDK received certain preemptive rights and registration rights, and TDK agreed to a standstill on further acquisitions of Imation common stock above the 21 percent threshold (except as a result of stock repurchases initiated by Imation, in which event TDK’s ownership will not be permitted to exceed 22 percent of the then outstanding shares). TDK also agreed to a voting agreement with respect to certain matters presented to Imation shareholders and a three-year lock-up on sales of the Imation shares acquired in the transaction.
     TDK and Imation also entered into two long-term Trademark License Agreements, dated July 31, 2007, with respect to the TDK Life on Record brand, which will continue unless terminated by TDK no earlier than 2032 (2017 years in the case of headphones, speakers or wholly new products) or earlier in the event of a material breach of the Trademark License Agreement, specific change of control events or default by Imation. One of the agreements licenses the trademark to Imation for the U.S. territory, while the other licenses the trademark to an Imation affiliate outside the United States. The trademark licenses provide us exclusive use of the TDK Life on Record logo for marketing and sales of current and successor magnetic tape, optical media and flash memory products, certain accessories, headphones and speakers, and certain future removable recording media products. We anticipate that TDK will continue its research and development (R&D) and manufacturing operations for recording media products including audio, video and data storage tape, and Blu-ray™ optical discs, which TDK will supply us as well as its other OEM customers.
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
     The following table summarizes our purchase price analysis as of December 31, 2007:

(In millions)	Amount
Cash consideration	$54.9
Cash consideration to minority interest holders	3.9
Common stock issued	216.7
Direct acquisition costs	8.2
Restructuring and other	31.2

Total purchase price	$314.9

     The purchase price allocation resulted in goodwill of $55.9 million. The portion of goodwill deductible for tax purposes was $11.7 million.

     The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed as of December 31, 2007:

(In millions)	Amount
Cash and cash equivalents	$25.8
Accounts receivable	147.9
Inventories	91.5
Other current assets	18.8
Property, plant and equipment	16.3
Goodwill	55.9
Intangibles	132.1
Other assets	2.8
Accounts payable	(121.6)
Accrued payroll	(2.2)
Other current liabilities	(39.1)
Deferred tax liability arising on acquisition	(3.8)
Other liabilities	(9.5)

$314.9

     Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
(In millions)	Amount	Life
Trade name	$115.0	30 years
Customer relationships	16.0	6 years
Other	1.1	18 months

Intangible assets acquired	$132.1

     In determining the useful life of the TDK Life on Record trade name, we considered the following: (1) the overall strength of the TDK Life on Record trade name in the market in terms of market awareness and market share, (2) the length of time that the TDK Life on Record trade name has been in existence, (3) the period of time over which the TDK Life on Record trade name is expected to remain in use and (4) that the TDK Life on Record trade name has remained strong through technological innovation in the data storage industry. Based on this analysis, we determined that the useful life for the TDK Life on Record trade name was estimated to be 30 years.
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

     Promissory note payments totaling $30 million were due in quarterly installments over three years from the closing date, with an interest rate of 6 percent per annum, and not subject to offset. Payment of the $30 million obligation was further provided for by an irrevocable letter of credit issued pursuant to the Credit Agreement. The remaining $7.5 million obligation was payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6 percent per annum, which was unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers was satisfied prior to the 18 month maturity date, $3.75 million of such note was to be paid in advance of the maturity date, and provided further that if the existing obligation was not satisfied prior to the 18-month maturity date, $3.75 million of such note was to be withheld until such obligation was satisfied, or until the third anniversary of the closing date, whichever occurred first. As a result of an existing obligation of the Sellers being satisfied prior to the 18-month maturity date, we paid $3.75 million of such note during the third quarter of 2007. We also paid a quarterly installment in the amount of $2.5 million in the fourth quarter of 2007, in accordance with the note agreements. In the first quarter of 2008, we repaid in full the promissory notes outstanding at December 31, 2007 of $31.35 million.
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
     The estimated cash purchase price for the acquisition was $329.3 million, after estimated net asset adjustments were made to the original purchase price of $330.0 million. This amount excludes the cost of integration, as well as other indirect costs related to the transaction. Certain price adjustments were finalized post-closing. Additional cash consideration of a minimum of $5.0 million will be paid and may range up to a maximum of $45.0 million over a period of up to three years after close, contingent on financial performance of the purchased business. During the second quarter of 2007 and 2008 we paid $2.5 million related to the minimum additional cash consideration.
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
     Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
(In millions)	Amount	Life
Trade name	$200.0	35 years
Customer relationships (1)	28.9	7 years
Other	2.1	17 months

Intangible assets acquired	$231.0

(1)	Customer relationships represent an asset without United States tax basis. A deferred tax liability was recorded in the purchase price allocation to reflect this basis difference.
     In determining the useful life of the Memorex trade name, we considered the following: (1) the overall strength of the Memorex trade name in the market in terms of market awareness and market share, (2) the length of time that the Memorex trade name has been in existence, (3) the period of time over which the Memorex trade name is expected to remain in use and (4) that the Memorex trade name has remained strong through technological innovation in the data storage industry. Based on this analysis, we determined that the useful life for the Memorex trade name was estimated to be 35 years.
Pro Forma Disclosure
     The following unaudited pro forma financial information illustrates our estimated results of operations as if the TDK Recording Media, Memcorp and Memorex acquisitions had occurred at the beginning of each period presented:

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
Note 5 — Supplemental Balance Sheet Information

	As of December 31,
(In millions)	2008	2007
Inventories, net
Finished goods	$337.1	$308.7
Work in process	17.1	34.7
Raw materials and supplies	9.0	22.7

Total inventories, net	$363.2	$366.1

Other Current Assets
Deferred income taxes	$51.5	$53.1
Assets held for sale (1)	22.5	—
Other	64.1	56.8

Total other current assets	$138.1	$109.9

Property, Plant and Equipment
Land	$1.4	$10.4
Buildings and leasehold improvements	119.0	160.8
Machinery and equipment	305.3	370.3
Construction in progress	1.7	1.1

Total	$427.4	$542.6
Less accumulated depreciation and leasehold amortization	(305.0)	(371.1)

Property, plant and equipment, net	$122.4	$171.5

Other Assets
Deferred income taxes	$31.4	$14.9
Other	11.8	19.5

Total other assets	$43.2	$34.4

Note 5 — Supplemental Balance Sheet Information

	As of December 31,
(In millions)	2008	2007
Other Current Liabilities
Rebates	$75.6	$104.0
Employee separation costs	14.5	23.9
Income taxes	5.5	18.2
Other	99.4	111.2

Total other current liabilities	$195.0	$257.3

Other Liabilities
Pension	$49.0	$7.7
Deferred income taxes	4.2	2.5
Other	20.9	34.8

Total other liabilities	$74.1	$45.0

Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(54.9)	$(40.0)
Pension liability adjustments, net of income tax	(28.6)	(4.4)
Cash flow hedging and other, net of income tax	(1.5)	0.3

Total accumulated other comprehensive loss	$(85.0)	$(44.1)

		Accounts
	Inventory	Receivable*
Reserves and Allowances
Balance, as of December 31, 2005	$10.3	$10.2
Additions	3.8	33.3
Write-offs, net of recoveries	(3.8)	(30.7)

Balance, as of December 31, 2006	10.3	12.8
Additions	14.5	57.4
Write-offs, net of recoveries	(4.6)	(41.9)

Balance, as of December 31, 2007	$20.2	$28.3
Additions	16.8	53.9
Write-offs, net of recoveries	(6.8)	(45.6)

Balance, as of December 31, 2008	$30.2	$36.6

(1)	As part of our restructuring programs, we ended operations and exited our Anaheim, California distribution center as well as our Camarillo, California plant, which are being actively marketed for sale. We met the plan of sale criteria in SFAS 144. Accordingly, the book value of the building and property, which is less than the estimated net realizable value, was transferred into other current assets, and is no longer being depreciated.

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, terms discounts and the inability of certain customers to make the required payment.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
     The breakdown of intangible assets as of December 31, 2008 and 2007 was as follows:

	Trade		Customer
(In millions)	Names	Software	Relationships	Other	Total
December 31, 2008
Cost	$333.1	$56.9	$62.9	$8.1	$461.0
Accumulated amortization	(23.2)	(51.9)	(22.7)	(6.2)	(104.0)

Net	$309.9	$5.0	$40.2	$1.9	$357.0

December 31, 2007
Cost	$330.0	$54.6	$60.9	$8.8	$454.3
Accumulated amortization	(12.2)	(52.7)	(12.8)	(5.6)	(83.3)

Net	$317.8	$1.9	$48.1	$3.2	$371.0

     Based on the intangible assets in service as of December 31, 2008, estimated amortization expense for each of the next five years ending December 31 is as follows:

(In millions)	2009	2010	2011	2012	2013
Amortization expense	$22.8	$21.4	$21.1	$20.8	$15.8

Goodwill
     The following table presents the changes in goodwill allocated to our reportable segments during 2008 and 2007:

			Asia	Electronic
(In millions)	Americas	Europe	Pacific	Products	Total
Balance as of December 31, 2006	63.3	2.5	1.8		67.6
Memorex post-closing purchase price adjustments	(7.9)	—	—	—	(7.9)
Memcorp acquisition	—	—	—	33.6	33.6
TDK Recording Media acquisition	11.7	34.1	10.1	—	55.9
Adjustments of acquisition tax liabilities	(2.7)	—	—	—	(2.7)
Foreign currency translation adjustment	—	2.6	0.5	—	3.1
Goodwill impairment	(54.9)	(39.2)	—	—	(94.1)

Balance as of December 31, 2007	$9.5	$—	$12.4	$33.6	$55.5
TDK post-closing purchase price adjustment	(0.1)	—	(1.1)	—	(1.2)
ICJ minority interest acquistion	—	—	0.4	—	0.4
XtremeMac acquistion		—	—	5.0	5.0
Foreign currency translation adjustment	—	—	(1.5)	—	(1.5)
Goodwill impairment	(9.4)	—	(10.2)	(15.1)	(34.7)

Balance as of December 31, 2008	$—	$—	$—	$23.5	$23.5

     Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. We have determined that our reporting units are our segments with the exception of the Americas data storage media segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations.

     In the fourth quarter of 2008, in connection with the annual test of goodwill impairment, impairments were identified and recorded in an aggregate amount of $34.7 million related to the Americas-Commercial, Asia Pacific and Electronic Products reporting units. We previously performed an interim test for impairment at September 30, 2008 and determined that no impairments were present. During the fourth quarter, the continuing and accelerating deterioration of general economic conditions including shortfalls against our anticipated fourth quarter operating profitability resulted in lower expectations for growth and profitability in future periods. In addition, we experienced a decline in our stock price reflecting a further reduction in a market participant’s view of fair value of our underlying reporting units.
     During the fourth quarter of 2007, in conjunction with our annual test of goodwill impairment, we recorded a goodwill impairment charge of $94.1 million consisting of a full impairment of the goodwill associated with our Americas-Consumer and Europe reporting units. The goodwill impairments in 2007 resulted from a general decline in the outlook for profitability for the products sold by our Americas-Consumer and Europe reporting units combined with the fact that a market participant’s view of our fair value was substantially reduced reflected by a decline in our stock price.
     In evaluating whether goodwill was impaired, we compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step 1 of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. The summation of our reporting units’ fair values must be compared to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.
     In determining the fair value of our reporting units under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with a residual growth rate of approximately zero to four percent thereafter. We use management business plans and projections as the basis for expected future cash flows.
     There are also various assumptions used under the market approach that affect the valuation of our reporting units. The most significant assumptions are the market multiples and control premium. In estimating the fair value of our company under the market approach, we considered the relative merits of commonly applied market capitalization multiples and the comparability of data between our Company and the guideline public companies. Based on our analysis, we determined the market value of invested capital to earnings before interest, taxes, depreciation, and amortization multiple to be the most appropriate valuation multiple to be applied in the application of the market approach. A control premium of 25 percent was used in our determination of fair value which represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the company. The control premium was determined by a review of premiums paid for similar companies over the past five years.
     After considering the goodwill impairments recorded in fiscal years 2008 and 2007, remaining goodwill in the amount of $23.5 million relates to our Electronic Products reporting unit. While management’s most recent analyses indicates that this goodwill is not impaired, to the extent that assumptions about future economic conditions or potential for our growth and profitability in this business changes, it is possible that our conclusion regarding the remaining goodwill could change, which could have a material effect on our financial position and results of operations.

Note 7 — Debt
     On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to a prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. The Credit Agreement was further amended on July 24, 2007, as follows: (i) increased the credit facility from $300 million to $325 million and added an option to increase the facility to $400 million at a future date; (ii) extended the term for an additional year to March 29, 2012; (iii) permitted the Company’s acquisition of the TDK Recording Media business; (iv) increased the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modified the fixed charge coverage ratio definition and (vi) reduced the applicable interest rates. The amended Credit Agreement provides for revolving credit, including letters of credit. A further amendment on April 25, 2008 formally expanded the types of letters of credit available under the Credit Agreement. Borrowings under the amended Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to an additional 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The amended Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses and income taxes actually paid) not less than 2.5 to 1.0. As of December 31, 2008, these covenants currently restrict the total amount available under the credit facility to $132 million and based on our future profitability expectations will likely restrict the amount further in the future. No borrowings were outstanding and we complied with all covenants under the amended Credit Agreement as of December 31, 2008.
     As of December 31, 2008 and 2007, we had outstanding standby and import letters of credit of $9.4 million and $33.1 million, respectively. As of December 31, 2008, we had $10.2 million available under credit facilities of various subsidiaries outside the United States.
     Our interest expense, which includes letter of credit fees, facility fees and commitment fees under the Credit Agreement, for 2008, 2007 and 2006, was $1.5 million, $2.6 million and $1.0 million, respectively. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $1.9 million, $2.0 million and $0.8 million, respectively.
Note 8 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
(In millions)	2008	2007	2006
Restructuring
Severance and severance related expense	$15.7	$23.6	$8.6
Lease termination costs	4.8	0.6	1.4
Reversal of severance and severance related expense from prior restructuring programs	—	—	(0.9)

Total restructuring	20.5	24.2	9.1

Pension settlement/ curtailment (Note 11)	5.7	1.4	—
Asset impairments	5.0	8.4	2.8
TDK post-closing purchase price adjustment	(2.3)	—	—
Terminated employment agreement	—	(0.7)	—

Total	$28.9	$33.3	$11.9

2008 Activity
Restructuring Programs
2008 Corporate Redesign Restructuring Program
     During 2008, we recorded $4.9 million and $0.5 million of severance and severance related charges and lease termination costs, respectively, related to our 2008 corporate redesign restructuring program, initiated during the fourth quarter of 2008. This program further accelerates the alignment of our cost structure with our strategic direction by reducing selling, general and administrative expenses (SG&A). We plan to reduce costs by rationalizing key accounts and products and through simplifying our corporate structure globally.
     The Company anticipates incurring up to $40 million in restructuring and other charges globally, mainly through cash payments for severance and severance related costs. The majority of the program is expected to be completed by the end of 2009. As of December 31, 2008, we estimate 290 positions will be eliminated throughout the world.
     The following tables summarize 2008 activity related to our 2008 corporate redesign restructuring program as of December 31, 2008:

	Initial			Liability
	Period			as of
	Program	Additional	Cumulative	December 31,
(In millions)	Amounts	Charges	Usage	2008
Severance and severance related	$4.9	$—	$(1.0)	$3.9
Lease termination costs	0.5	—	—	0.5

	Initial
	Period			Balance as of
	Headcount		Cumulative	December 31,
	Amounts	Additions	Reductions	2008
Total employees affected	203	—	(64)	139
2008 Cost Reduction Restructuring Program
     During 2008, we recorded $5.2 million and $0.2 million of severance and severance related expense and lease termination costs, respectively, related to our 2008 cost reduction restructuring program. This program began in the third quarter of 2008 when our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. We ended manufacturing at our Camarillo plant and have exited the facility as of December 31, 2008. We will focus our manufacturing efforts on magnetic tape coating operations at our existing plant in Weatherford, Oklahoma. We expect the plant closing will result in the elimination of approximately 140 positions, 31 of which were included under previously announced programs.
     The 2008 cost reduction restructuring program also includes our decision to consolidate the Cerritos, California business operations into Oakdale, Minnesota and close the Cerritos office by March 2009. As of December 31, 2008, this plan has resulted in the elimination of 49 positions in Cerritos, 32 of which we expect to be replaced in Oakdale, Minnesota. Consolidation of Cerritos activities at a single headquarters location is intended to achieve better focus, gain efficiencies across brands and channels, and reduce cost. The 2008 cost reduction restructuring program was substantially completed as of December 31, 2008.
     The 2008 cost reduction restructuring program also includes other various restructuring activities which have resulted in the elimination of 11 positions during 2008.

     The following tables summarize 2008 activity related to our 2008 cost reduction restructuring program as of December 31, 2008:

	Initial			Liability
	Period			as of
	Program	Additional	Cumulative	December 31,
(In millions)	Amounts	Charges	Usage	2008
Severance and severance related	$5.2	$—	$(1.7)	$3.5
Lease termination costs	—	0.2	—	0.2

	Initial			Balance
	Period			as of
	Headcount		Cumulative	December 31,
	Amounts	Additions	Reductions	2008
Total employees affected	169	0	(99)	70
TDK Recording Media Restructuring Costs Program
     During 2008 we recorded $4.2 million for severance and severance related expenses under our TDK Recording media restructuring costs program, which began in the third quarter of 2007 in conjunction with the TDK Recording Media acquisition and integration. We also recorded $1.4 million of lease termination costs related to this program during the first quarter of 2008. The TDK recording media restructuring program was substantially completed as of December 31, 2008.
     The following table summarizes 2008 activity related to our 2008 TDK recording media restructuring program:

	Balance				Liability
	as of				as of
	December 31,	Additional	Currency	Cumulative	December 31,
(In millions)	2007	Charges	Impacts	Usage	2008
Severance and severance related	$9.4	$4.2	$1.1	$(9.6)	$5.1
Lease termination costs	—	1.4	(0.1)	(0.2)	1.1
     The following tables summarize cumulative activity related to our TDK recording media restructuring program:

	Initial				Liability
	Period				as of
	Program	Additional	Currency	Cumulative	December 31,
(In millions)	Amounts	Charges	Impacts	Usage	2008
Severance and severance related	$11.7	$4.2	$1.1	$(11.9)	$5.1
Lease termination costs	—	1.4	(0.1)	(0.2)	1.1

	Initial			Balance
	Period			as of
	Headcount		Cumulative	December 31,
	Amounts	Additions	Reductions	2008
Total employees affected	172	50	(186)	36
2007 Cost Reduction Restructuring Program
     During the fourth quarter of 2008 we recorded $0.4 million in lease termination costs related to our 2007 cost reduction restructuring program. We also recorded $1.1 million of severance and severance related expenses related to this program during the first quarter of 2008.

     This program is focused on transforming Imation to a brand and product Management Company with a balanced portfolio of strong commercial and consumer brands. Consequently, in the second quarter of 2007 we started a cost reduction restructuring program in our manufacturing, research and development (R&D), administrative and sales organizations to align our resources with our strategic direction. This program included a reorganization of our magnetic data storage tape manufacturing operations and changes to our R&D organization to support an increasing focus on engineering and qualification of new products. Through this program, we have focused our manufacturing on magnetic tape coating operations and have consolidated and outsourced converting operations for magnetic tape cartridges. Furthermore, this program focused the R&D organization on key programs in support of future advanced magnetic tape formats and our increased growth and concentration on consumer digital storage products and accessories. The 2007 cost reduction restructuring program was substantially completed as of December 31, 2008.
     The following table summarizes 2008 activity related to our 2007 cost reduction restructuring program:

	Liability				Liability
	as of				as of
	December 31,	Additional	Currency	Cumulative	December 31,
(In millions)	2007	Charges	Impacts	Usage	2008
Severance and severance related	$13.6	$1.1	$0.1	$(12.8)	$2.0
Lease termination costs	—	0.4	—	—	0.4
     The following tables summarize cumulative activity related to our 2007 cost reduction restructuring program:

	Initial				Liability
	Period				as of
	Program	Additional	Currency	Cumulative	December 31,
(In millions)	Amounts	Charges	Impacts	Usage	2008
Severance and severance related	$15.1	$7.3	$0.1	$(20.5)	$2.0
Lease termination costs	—	0.4	—	—	0.4

	Initial			Balance
	Period			as of
	Headcount		Cumulative	December 31,
	Amounts	Additions	Reductions	2008
Total employees affected	675	160	(795)	40
2006 Imation and Memorex Restructuring Program
     During 2008, we recorded $2.3 million of lease termination costs related to our 2006 Imation and Memorex restructuring program, which began in the second quarter of 2006. We recorded $0.7 million during the second quarter of 2008 related to unutilized space in California and $1.6 million in the first quarter of 2008 related to the full settlement of a leased space no longer utilized in the United Kingdom.
     During 2008, we recorded $0.3 million of severance and severance related expenses related to the 2006 Imation and Memorex restructuring program.
Other
Pension Settlement / Curtailment
     We incurred pension settlement and curtailment losses of $3.2 million and $2.5 million in the second and third quarters of 2008, respectively, mainly as a result of the reorganizations discussed above. See Note 10 to the Consolidated Financial Statements for further information regarding pension settlements and curtailments.

Asset Impairments
     In 2008, we incurred net asset impairment charges of $5.0 million related to the abandonment of certain manufacturing and R&D assets as a result of the reorganizations discussed above.
TDK Post-Closing Purchase Price Adjustment
     The TDK post-closing purchase price adjustment is associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK as set forth in Note 3 herein.
2007 Activity
Restructuring Programs
2007 Cost Reduction Restructuring Program
     During the fourth quarter of 2007, we recorded restructuring charges of $3.3 million for severance and related costs related to reorganization of certain administrative and sales organizations.
     During the third quarter of 2007, we recorded additional restructuring charges of $3.1 million related to reorganization of certain administrative and sales organizations. The charges in the third quarter of 2007 consisted of estimated severance and severance related expenses of $2.9 million and lease termination costs of $0.2 million.
     During the second quarter of 2007, we recorded estimated severance and severance related expenses of $15.1 million related to our 2007 cost reduction restructuring program for our manufacturing and R&D organizations.
TDK Recording Media Restructuring Costs
     During the third and fourth quarter of 2007, we recorded severance and other charges of $11.7 million as we reorganized in conjunction with the TDK Recording Media acquisition and integration. We recorded $9.4 million of these amounts as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). The remaining $2.3 million of restructuring costs related to Imation operations and were reflected in our Consolidated Statements of Operations as restructuring and other expense.
2006 Imation and Memorex Restructuring Program
     During the first quarter of 2007 we recorded lease termination costs of $0.4 million related to our 2006 Imation and Memorex restructuring program, which began in the second quarter of 2006.
Other
Asset Impairments
     In 2007, we incurred asset impairment charges of $8.4 million related to the abandonment of certain manufacturing and R&D assets as a result of the reorganizations discussed above.
Pension Curtailment
     In 2007, we incurred a pension curtailment loss of $1.4 million, mainly as a result of the reorganizations discussed above. See Note 10 to the Consolidated Financial Statements for further information regarding pension settlements and curtailments.

Terminated Employment Agreement
     On April 2, 2007, the Board of Directors and Mr. Henderson (our former Chairman and CEO) mutually determined that Mr. Henderson would resign as Chairman of the Board and CEO of the Company effective as of the close of business on April 2, 2007 due to his continuing health issues. The Employment Agreement between Imation and Mr. Henderson also terminated effective as of that date. We entered into an Employment Closure agreement dated April 2, 2007 with Mr. Henderson which provided that Mr. Henderson would continue as an inactive employee, receiving his 2007 salary, benefits and 2007 bonus eligibility under the annual bonus plan through the period he was on short-term disability. It also provided for Mr. Henderson to apply for long-term disability benefits. The Employment Closure Agreement also provided that, for so long as Mr. Henderson was entitled to receive benefits under our long-term disability plan, he would receive benefits paid by our disability insurance carrier in accordance with its ordinary policies and practices, which for Mr. Henderson included a disability payment of $7,500 per month. Mr. Henderson was to also receive other benefits as provided to all other similarly situated employees who were receiving benefits under our long-term disability plan. These benefits included: (i) coverage under our medical insurance plans (with Mr. Henderson continuing to pay the required employee premium for such benefits); (ii) continued vesting of his stock options (other than his performance-based stock option, which was forfeited) and restricted stock in accordance with their regular schedules; and (iii) continued accrual of pension benefits. Once Mr. Henderson failed or ceased to be entitled to receive benefits under the Company’s long-term disability plan, his employment would terminate. Mr. Henderson continued to receive benefits under our long-term disability program until he passed away on November 5, 2007.
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
2006 Activity
Restructuring Programs
2006 Imation and Memorex Restructuring Program
     During the fourth quarter of 2006, we re-evaluated the needs of our 2006 restructuring program and reduced the severance and severance related liability estimate by $0.5 million. We also recorded an additional $0.2 million accrual for the termination of facility leases related to the acquired Memorex operations as an adjustment to goodwill in accordance with EITF 95-3. This program was substantially completed as of June 30, 2006.
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

Prior Restructuring Programs
     The 2004 restructuring programs were substantially completed as of June 30, 2006. Actual payments for employee termination benefits were slightly lower than estimated. As a result, approximately $0.4 million of excess accrual was reversed in the second quarter of 2006.
Other
Asset Impairments
     In 2006, we incurred asset impairment charges of $1.7 million in the fourth quarter and $1.1 million in the second quarter, related to the abandonment of certain manufacturing assets and purchased intellectual property.
Note 9 — Income Taxes
     We file income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination on May 2008, of one of our U.S. subsidiary’s (Memorex Products Inc.) federal income tax returns for the years ended March 31, 2005, March 31, 2006 and a stub period ended April 28, 2006. The IRS audit of 2006 and 2007 of Imation Corp. and subsidiaries U.S. consolidated tax returns began in the last quarter of 2008. Some state and foreign jurisdiction tax years remain open to examination for years before 2006.
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
     Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Amount
Balance at January 1, 2007	7.3
Additions for tax positions of prior years	7.0
Reductions for tax positions of prior years	(0.2)
Settlements with taxing authorities	(3.6)
Lapse of the statue of limitations	(1.0)

Balance at December 31, 2007	$9.5

Additions for tax positions of prior years	1.1
Lapse of the statue of limitations	(0.1)

Balance at December 31, 2008	$10.5

     The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized is $10.5 million as of December 31, 2008. This amount excludes penalties and interest.
     Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax (benefit) expense in the Consolidated Statements of Operations. During the years ended December 31, 2008, 2007, and 2006, we recognized approximately $0.7 million, $0.6 million, and $0.5 million, respectively, in interest and penalties. We had approximately $1.7 million and $1.0 million accrued for the payment of interest at December 31, 2008, and 2007, respectively
     We do not anticipate any significant increases or decreased in unrecognized tax benefits within the next twelve months. Insignificant amounts of interest expense will continue to accrue.

     The components of (loss) income from continuing operations before income taxes were as follows:

	Years Ended December 31,
(In millions)	2008	2007	2006
U.S.	$(51.6)	$(25.9)	$98.0
International	16.3	(8.7)	13.8

Total	$(35.3)	$(34.6)	$111.8

     The income tax provision from continuing operations was as follows:

	Years Ended December 31,
(In millions)	2008	2007	2006
Current
Federal	$(9.4)	$14.4	$20.9
State	(1.8)	1.8	3.3
International	9.0	10.3	2.7
Deferred
Federal	(5.7)	(10.1)	16.5
State	(0.5)	(1.5)	1.2
International	6.4	0.9	(8.0)

Total	$(2.0)	$15.8	$36.6

     Upon repatriation of our international earnings to the United States in the form of dividends or otherwise, we may be subject to United States income taxes and foreign withholding taxes. The actual United States tax cost would depend on income tax law and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.
     The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
(In millions)	2008	2007
Accounts receivable allowances	$12.6	$12.2
Inventories	14.7	13.9
Payroll, pension and severance (short-term)	10.9	13.7
State tax credit carryforwards	5.6	8.2
Net operating loss carryforwards	23.4	25.4
Accrued liabilities and other reserves	21.7	19.6
Pension (long-term)	15.9	—
Research and Development	6.0	9.7
Other, net	—	2.5

Gross deferred tax assets	110.8	105.2
Valuation allowance	(18.6)	(16.5)

Deferred tax assets	92.2	88.7
Property, plant and equipment	(8.4)	(14.6)
Intangible assets	(5.1)	(7.2)
Other	—	(1.4)

Deferred tax liabilities	(13.5)	(23.2)

Net deferred tax assets	$78.7	$65.5

     The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign net operating loss carryforwards and state tax credit carryforwards. The valuation allowance was $18.6 million, $16.5 million, and $9.4 million as of December 31, 2008, 2007, and 2006, respectively. The increase in 2008 compared with 2007 is due to the establishment of additional valuation allowances related to anticipated expirations of operating loss carryforwards of $4.6 million, offset by $2.5 million for lapsing of statues and other items. The increase in 2007 is primarily due to the acquisition of a foreign subsidiary. Of the aggregate net operating loss carryforwards totaling $79.9 million, $36.6 million will expire at various dates up to 2023 and $43.3 million may be carried forward indefinitely. State tax credit carryforwards of $3.9 million will expire between 2008 and 2021.
     Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforwards periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.
     Our analysis of the need for valuation allowances considered that, after excluding the impact of those goodwill impairments which are non-deductible permanent differences, we have a consolidated cumulative profit over the most recent three year period and cumulative three year profit, excluding nondeductible permanent differences, in all tax jurisdictions where a net deferred tax asset is recorded. We also considered the forecasts of future profitability, the duration of statutory carryforward periods and tax planning alternatives.
     While we have a history of profits, our profitability has declined over the last three years and we recorded a loss in the current year in the United States where the majority of our deferred tax assets are recorded. Therefore achievement of profitability in the United States in 2009 will be a significant factor in determining our continuing ability to carry these deferred tax assets. Significant negative events, could also impact our ability to carry the deferred tax assets in future periods.
     If future results from our operations are less than projected particularly in the Company’s primary markets, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.
     The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
(In millions)	2008	2007	2006
Tax at statutory U.S. tax rate	$(12.3)	$(12.1)	$39.1
State income taxes, net of federal benefit	(1.0)	1.2	3.1
Net effect of international operations	(2.6)	(0.6)	1.4
Valuation allowances	2.1	(2.5)	(0.7)
International audit settlements	—	—	(10.4)
Tax on foreign earnings	6.9	2.4	8.2
Goodwill impairment	3.7	28.9	—
Other	1.2	(1.5)	(4.1)

Income tax provision	$(2.0)	$15.8	$36.6

     Our income tax provision was reduced by $8.4 million and $4.0 million as a result of the non-cash goodwill impairment charges that occurred in the fourth quarter of 2008 and 2007, respectively.
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
     In conjunction with the reorganization of our international tax structure, a charge of $8.2 million was recorded in 2006 on foreign earnings no longer considered permanently invested. In 2008 and 2007, we recorded $6.9 million and $2.4 million respectively, for distribution of foreign dividends.

     In 2008, 2007 and 2006, cash paid for income taxes, relating to both continuing and discontinued operations, was $20.4 million, $9.6 million, and $22.0 million, respectively.
     As of December 31, 2008, approximately $104.5 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States as the earnings are considered indefinitely reinvested.
Note 10 — Retirement Plans
     We have various non-contributory defined benefit pension plans covering substantially all United States employees and certain employees outside the United States. Total pension expense was $10.2 million, $7.3 million and $8.3 million in 2008, 2007 and 2006, respectively. The measurement date of our pension plans is December 31. We expect to contribute approximately $5 million to $10 million to our pension plans in 2009. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
     We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) on December 31, 2006. The initial recognition of the funded status of our defined benefit pension plans resulted in a decrease in shareholders’ equity of $3.2 million, net of a $1.7 million tax benefit.
     In connection with actions taken under our 2008 and 2007 cost reduction restructuring program, the number of employees accumulating benefits under our pension plan in the United States was reduced significantly, which resulted in the recognition of a curtailment loss of $1.2 million and $1.4 million in 2008 and 2007, respectively, included as a component of restructuring and other in the Consolidated Statements of Operations. Further, as required by SFAS 158, we remeasured the funded status of our United States plan as of the date of the curtailments.
     Participants in the pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants that exited the pension plan elected to receive. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, once lump sum payments in 2008 exceeded our 2007 service and interest costs, a partial settlement event occurred and we recognized a pro rata portion of the previously unrecognized net actuarial loss. As a result, we incurred partial settlement losses of $4.5 million and $1.0 million in 2008 and 2007 respectively, which are recorded in restructuring and other expense on our Condensed Consolidated Statements of Operations. Further, as required by SFAS 158, we remeasured the funded status of our United States plan as of the date of the settlements.
     The plan assets of our pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the United States equity markets have seen a significant decline in value and, consequently, our plan assets have decreased from December 31, 2007.

     Obligations and funded status for the years ended December 31, 2008 and 2007 were as follows:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$117.5	$131.9	$70.0	$73.1
Acquisition	—	—	—	0.7
Service cost	5.6	6.6	0.6	0.5
Interest cost	6.5	7.4	3.6	3.6
Actuarial (gain) loss	0.5	0.9	(5.5)	(10.2)
Benefits paid	(20.9)	(30.7)	(2.4)	(2.5)
Foreign exchange rate changes	—	—	(9.3)	4.8
Curtailments	1.0	1.4	—	—

Projected benefit obligation, end of year	$110.2	$117.5	$57.0	$70.0

Change in plan assets
Fair value of plan assets, beginning of year	$111.6	$128.2	$76.0	$68.0
Actual return on plan assets	(31.6)	13.1	(6.0)	3.2
Foreign exchange rate changes	—	—	(11.2)	2.7
Company contributions	5.0	1.0	2.6	4.6
Benefits paid	(20.9)	(30.7)	(2.4)	(2.5)

Fair value of plan assets, end of year	$64.1	$111.6	$59.0	$76.0

Funded status of the plan, end of year	$(46.1)	$(5.9)	$2.0	$6.0

Accumulated benefit obligation	$108.8	$116.2	$54.4	$67.7

     Amounts recognized in the Consolidated Balance Sheets for the years ended December 31, 2008 and 2007 consisted of the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2008	2007	2008	2007
Noncurrent assets	$—	$—	$4.9	$7.8
Noncurrent liabilities	(46.1)	(5.9)	(2.9)	(1.8)
Accumulated other comprehensive loss (gain) — pre-tax	43.2	8.1	4.6	(0.6)
     Amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2008	2007	2008	2007
Net actuarial loss	$42.7	$7.3	$6.5	$0.7
Prior service cost (credit)	0.5	0.8	(4.0)	(3.6)
Transition asset obligation	—	—	2.1	2.3

Total	$43.2	$8.1	$4.6	$(0.6)

     Information for pension plans with an accumulated benefit obligation in excess of plan assets included the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2008	2007	2008	2007
Projected benefit obligation, end of year	$110.2	$117.5	$9.7	$—
Accumulated benefit obligation, end of year	108.8	116.2	7.6	—
Plan assets at fair value, end of year	64.1	111.6	6.7	—
     Components of net periodic benefit costs included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
(In millions)	2008	2007	2006	2008	2007	2006
Service cost	$5.6	$6.6	$8.3	$0.8	$0.7	$0.5
Interest cost	6.5	7.4	7.0	3.6	3.6	3.3
Expected return on plan assets	(7.9)	(9.7)	(9.8)	(4.5)	(4.1)	(3.6)
Amortization of net actuarial loss	—	—	0.4	0.3	0.2	0.3
Amortization of prior service cost	0.1	0.2	0.2	(0.3)	—	—
Amortization of transition obligation	—	—	—	0.3	—	—

Net periodic benefit cost	$4.3	$4.5	$6.1	$0.2	$0.4	$0.5

Settlements and curtailments	5.7	2.4	1.2	—	—	0.5

Total pension cost	$10.0	$6.9	$7.3	$0.2	$0.4	$1.0

     The estimated prior service cost, net loss and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $0.1 million, $0.7 million and $0.3 million, respectively.
     Weighted-average assumptions used to determine benefit obligations as of December 31, 2008 and 2007 were as follows:

	United States		International
	As of December 31,		As of December 31,
	2008	2007	2008	2007
Discount rate	5.75%	6.00%	5.70%	5.40%
Rate of compensation increase	4.75%	4.75%	3.70%	3.70%
     Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006, were as follows:

	United States			International
	As of December 31,			As of December 31,
	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	5.90%	5.50%	5.13%	4.75%	4.45%
Expected return on plan assets	8.00%	8.00%	8.00%	5.73%	5.75%	5.70%
Rate of compensation increase	4.75%	4.75%	4.75%	3.77%	3.75%	3.40%
     The discount rate is determined through a modeling process utilizing a customized portfolio of high-quality bonds whose annual cash flows cover the expected benefit payments of the plan, as well as comparing the results of our modeling to other corporate bond and pension liability indices. The expected long-term rate of return on plan assets is chosen from the range of likely results of compounded average annual returns over a 10-year time horizon based on the plans’ current investment policy. The expected return and volatility for each asset class is based on historical equity, bond and cash market returns. While this approach considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

     The plans’ weighted average asset allocations as of December 31, 2008 and 2007, by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2008	2007	2008	2007
Equity securities	59%	59%	30%	38%
Debt securities	22%	19%	38%	36%
Other	19%	22%	32%	26%

Total	100%	100%	100%	100%

     In the United States, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk, and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, debt securities at 15 to 25 percent and other investments at 10 to 25 percent. Other investments include cash and absolute return strategies investments. Management reviews our United States investment policy for the plan at least annually. Outside the United States, the investment objectives are similar to the United States, subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.
     The following benefit payments as of December 31, 2008, reflect expected future services and are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(In millions)	United States	International
2009	$38.8	$2.2
2010	$4.2	$2.5
2011	$4.7	$2.9
2012	$5.9	$2.8
2013	$6.4	$3.0
2014-2017	$37.7	$16.6
Note 11 — Employee Savings and Stock Ownership Plans
     We sponsor a 401(k) retirement savings plan under which eligible United States employees may choose to save up to 20 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. We match 100 percent of employee contributions on the first three percent of eligible compensation and 25 percent on the next three percent of eligible compensation in our stock. We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon our performance.
     We used shares of treasury stock to match employee 401(k) contributions for 2008, 2007 and 2006. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $2.6 million in 2008 and $3.4 million in both 2007 and 2006.
     Due to global economic conditions, in February 2009, we determined it was appropriate to reduce our 401(k) Plan matching contribution as a cost saving measure to 50% of employee contributions up to 3% of compensation plus 25% of employee contributions that are between 3% and 5% of compensation. This change is targeted to be effective in April 2009.

Note 12 — Stock-Based Compensation
     We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program. We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan). We also have restricted stock units outstanding under our 2005 Incentive Plan and our 2008 Incentive Plan. No further shares are available for grant under the Employee Plan, Directors Plan, 2000 Incentive Plan or the 2005 Incentive Plan.
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
     The 2008 Incentive Plan was approved and adopted by our shareholders on May 7, 2008 and became effective immediately. The 2008 Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards (collectively, Awards). The Company’s Board of Directors and Compensation Committee have the authority to determine the type of Awards as well as the amount, terms and conditions of each Award under the 2008 Incentive Plan, subject to the limitations and other provisions of the 2008 Incentive Plan. The total number of shares of common stock that may be issued or granted under the 2008 Incentive Plan may not exceed 4.0 million, of which the maximum number of shares that may be provided pursuant to grants of Awards other than options and stock appreciation rights is 2.0 million. The number of shares available for Awards, as well as the terms of outstanding Awards, are subject to adjustments as provided in the 2008 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and restricted stock vests 25 percent per year beginning on the first anniversary of the grant date. For directors, the options generally become exercisable and restricted stock vests in full on the first anniversary of the grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. Awards may be granted under the 2008 Incentive Plan until May 6, 2018 or until all shares available for Awards under the 2008 Incentive Plan have been purchased or acquired; provided, however, that incentive stock options may not be granted after March 11, 2018. As of December 31, 2008, there were 3,680,346 shares available for grant under our 2008 Incentive Plan.

Stock Options
     The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Volatility	31%	29%	33%
Risk-free interest rate	3.04%	4.60%	4.99%
Expected life (months)	61	63	58
Dividend yield	2.6%	1.7%	1.3%
     The following table summarizes stock option activity for the years ended December 31, 2008 and 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding December 31, 2006	3,378,979	$34.48
Granted	606,312	37.54
Exercised	(293,954)	26.24
Canceled	(80,385)	33.08
Forfeited	(461,191)	39.34

Outstanding December 31, 2007 *	3,149,761	35.16	6.0	$—
Granted	1,237,513	24.39
Exercised	(46,330)	18.33
Canceled	(89,315)	35.98
Forfeited	(147,873)	35.32

Outstanding December 31, 2008 *	4,103,756	$32.09	6.2	$—

Exercisable as of December 31, 2008 *	2,270,854	$34.48	4.2	$—

*	There was no aggregate intrinsic value at December 31, 2008 and 2007 as our stock price of $13.57 on December 31, 2008 and $21.00 on December 31, 2007 was below the majority of the outstanding stock options’ exercise price.

     The following table summarizes outstanding and exercisable options as of December 31, 2008:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Stock	Contractual	Exercise	Stock	Exercise
Prices	Options	Life (Years)	Price	Options	Price
$14.16 to $19.20	66,084	0.6	$17.45	65,084	$17.43
$19.21 to $23.95	217,482	3.1	23.04	194,482	23.23
$23.96 to $28.70	1,185,013	9.2	24.47	750	25.42
$28.71 to $39.38	1,754,727	5.4	34.44	1,321,313	33.72
$39.39 to $41.75	838,550	4.9	40.81	667,200	40.61
$41.76 to $46.97	41,900	7.5	44.38	22,025	44.28

$14.16 to $46.97	4,103,756	6.2	$32.09	2,270,854	$34.48

     The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0.3 million and $3.5 million, respectively. Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 was $6.4 million, $7.0 million and $8.8 million before income taxes, respectively. The related tax benefit was $2.0 million, $2.2 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $6.2 million and $8.8 million, respectively. As of December 31, 2008, there was $10.8 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.60 years.
Restricted Stock
     The following table summarizes restricted stock activity for the years ended December 31, 2008 and 2007:

		Weighted
		Average
		Grant
		Date Fair
	Restricted	Value Per
	Stock	Share
Outstanding December 31, 2006	214,163	$38.71
Granted	118,143	38.08
Vested	(69,834)	38.57
Forfeited	(55,243)	38.33

Outstanding December 31, 2007	207,229	38.52
Granted	206,261	24.05
Vested	(80,219)	37.85
Forfeited	(28,760)	37.61

Outstanding December 31, 2008	304,511	$28.98

     The total intrinsic value of restricted stock vested during the years ended December 31, 2008 and 2007 was $3.0 million and $2.5 million, respectively. Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 was $3.1 million and $3.2 million before income taxes, respectively. The related tax benefit was $1.2 million for each of the years ended December 31, 2008 and 2007. As of December 31, 2008, there was $6.3 million of total unrecognized compensation expense related to restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.64 years.

Note 13 — Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 defines fair value based upon an exit price model.
     In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1) and 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning January 1, 2009.
     Effective January 1, 2008, we adopted SFAS 157 for all financial instruments and nonfinancial instruments accounted for at fair value on a recurring basis as required, which had no impact on our Consolidated Financial Statements.
Fair value of financial instruments
     At December 31, 2008 and 2007, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition certain derivative instruments, are recorded at fair values as discussed below.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
     As discussed above FSP FAS 157-2 delays the effective date of the application of SFAS 157 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal 2009. During 2008, measurements of fair value impacted by the deferral under FSP FAS 157-2 related primarily to the nonfinancial assets and liabilities with respect to the business combinations in 2008 as discussed in Note 3 herein, goodwill discussed in Note 6 herein and the portion of 2008 restructuring and other expense related to asset impairments discussed in Note 8 herein.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:
     Our retirement plans are measured at fair value on a recurring basis (at least annually). See Note 10 herein for additional discussion concerning pension and postretirement benefit plans.
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
     As of December 31, 2008, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are readily available in the public market or can be derived from information available in publicly quoted markets (Level 1).
     Our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 were as follows:

		Quoted prices in	Significant
		active markets	other
		for identical	observable	Unobservable
	December	assets	inputs	inputs
(In millions)	31, 2008	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$1.9	$1.9	$—	$—
Derivative liabilities	(4.7)	(4.7)	—	—

Total	$(2.8)	$(2.8)	$—	$—

     As of December 31, 2008 and 2007, cash flow hedges ranged in duration from one to 12 months and had a total notional amount of $495.6 million and $219.1 million, respectively. Hedge costs, representing the premiums paid on expired options net of hedge gains and losses, of $0.4 million, $2.1 million and $1.2 million were reclassified into the Consolidated Statement of Operations in 2008, 2007 and 2006, respectively. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2008 was $2.2 million, pre-tax, which depending on market factors is expected to reverse in the Consolidated Balance Sheet or be reclassified into operations in 2009.
     As of December 31, 2008 and 2007, we had a notional amount of forward contracts of $99.0 million and $102.3 million, respectively, to hedge our recorded balance sheet exposures.
Note 14 — Leases
     Rent expense under operating leases, which primarily relate to equipment and office space, amounted to $15.6 million, $13.1 million and $18.2 million in 2008, 2007 and 2006, respectively. The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2008:

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum lease payments	$10.3	$8.6	$6.7	$3.3	$1.5	$0.8	$31.2

Note 15 — Shareholders’ Equity
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
     In 1997, our Board of Directors authorized the repurchase of up to six million shares of our common stock and in 1999 increased the authorization to a total of 10 million shares. On August 4, 2004, our Board of Directors increased the authorization for repurchase of common stock, expanding the then remaining share repurchase authorization of 1.8 million shares as of June 30, 2004, to a total of six million shares. On April 17, 2007, our Board of Directors authorized the repurchase of 5.0 million shares of common stock. The previous share repurchase program, which had a remaining share repurchase authorization of 2.4 million shares, was cancelled and replaced with the new authorization. During 2007 and 2006, we repurchased 3.8 million shares and 0.9 million shares, respectively.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 30, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of December 31, 2008, we had repurchased 0.7 million shares under the latest authorization and held, in total, 5.2 million shares of treasury stock acquired at an average price of $25.07 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of December 31, 2008. Effective January 30, 2009 our Board of Directors suspended the Company’s quarterly cash dividend.
Note 16 — Business Segment Information and Geographic Data
     We operate in two broad market categories: (1) Removable data storage media products and accessories and (2) audio and video consumer electronic products and accessories (electronic products).
     Our Data Storage Media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronics are sold primarily through our Electronic Products (EP) segment. The EP segment is currently focused primarily in North America and primarily under the Memorex brand name.

     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense, non-cash goodwill impairment charges and restructuring and other expenses which are not allocated to the segments.
     Net revenue and operating income were as follows:

	Years Ended December 31,
(In millions)	2008	2007	2006
Net Revenue
Americas	$789.4	$959.3	$838.9
Europe	685.2	655.7	524.3
Asia Pacific	434.4	328.9	221.5
Electronic Products	245.6	118.1	—

Total	$2,154.6	$2,062.0	$1,584.7

	Years Ended December 31,
(In millions)	2008	2007	2006
Operating Income
Americas	$73.0	$82.1	$128.9
Europe	22.3	45.2	48.1
Asia Pacific	28.7	23.5	17.1
Electronic Products	(13.4)	5.5	—
Corporate and unallocated	(138.4)	(189.3)	(85.9)

Total	$(27.8)	$(33.0)	$108.2

     We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review. Corporate and unallocated amounts above include non-cash goodwill impairment charges of $34.7 million and $94.1 million for the years ended December 31, 2008 and 2007, respectively, as well as restructuring and other costs of $28.9 million, $33.3 million and $11.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     We have four major product categories: optical, magnetic, flash media, electronic products, accessories and other. Net revenue by product category was as follows:

	Years Ended December 31,
(In millions)	2008	2007	2006
Optical products	$1,025.2	$954.2	$680.3
Magnetic products	644.4	703.9	660.8
Flash media products	99.2	157.1	146.6
Electronic products, accessories and other	385.8	246.8	97.0

Total	$2,154.6	$2,062.0	$1,584.7

     The following tables present net revenue and long-lived assets by geographical region:

	Years Ended December 31,
(In millions)	2008	2007	2006
Net Revenue
United States	$905.0	$958.2	$722.7
International	1,249.6	1,103.8	862.0

Total	$2,154.6	$2,062.0	$1,584.7

	As of December 31,
(In millions)	2008	2007	2006
Long-Lived Assets
United States	$116.9	$167.0	$174.6
International	5.5	4.5	3.4

Total	$122.4	$171.5	$178.0

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of December 31, 2008, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2008 would not be material to our financial position.
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
     On October 1, 2008, Imation filed a Motion for Leave to amend its Complaint. On November 18, 2008, the Magistrate Judge denied Imation’s Motion. Imation filed its Objection to the Magistrate Judge’s Order and on February 2, 2009, the Court affirmed the Magistrate Judge’s decision.
     On November 26, 2008, the Court issued a decision granting Philips’ Motion for Judgment on the pleadings relating to subsidiaries formed after March 1, 2000. Following this ruling, Imation and MBI filed a Motion for the Court to certify the ruling on this issue as final under FRCP 54(b) allowing for an interlocutory appeal to the Court of Appeals for the Federal Circuit. The Court granted this Motion on January 21, 2009 and on January 23, 2009, Imation filed its Notice of Appeal with the Court of Appeals for the Federal Circuit.
     On December 1, 2008, MBI filed two patent-related Summary Judgment Motions. A hearing on these Motions was held on January 16, 2009. The Court has not yet ruled on these Motions.
     Although all litigation carries risk, we continue to aggressively dispute Philips’ claims. Given the present status of the proceedings, there currently is no probable or estimable liability. Discovery is ongoing and trial of the matter is currently scheduled for fall 2009. In the interim, the parties may continue to conduct settlement discussions.
     Although the Company is not a party to this lawsuit, On August 15, 2007, Philips initiated a lawsuit against Moser Baer India Ltd. (MBI) in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI has made a claim for indemnification of its legal expenses and potential liabilities for damages that may be incurred with respect to this claim as well as the US litigation described above. Imation has made payments to MBI and accrued liabilities in connection with a portion of MBI’s legal fees incurred with respect to the Philips litigation. We continue to review MBI’s claims for reimbursement to determine the extent of our obligations under the relevant agreements with MBI.
SanDisk
     On October 24, 2007, SanDisk Corporation filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringes these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.
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

     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808; and 6,947,332) from the case. On November 25, 2008, the ITC Investigative Staff Counsel released its Post Hearing Brief recommending that U.S. Patent No. 7,137,011 be found invalid and that U.S. Patent No. 6,763,424 be found valid and infringed. The ITC judge will consider the ITC Staff Counsel’s recommendation, and the briefs of the other parties, and will issue an Initial Determination by April 10, 2009. The Final Determination of the ITC should follow four months later, in August 2009, and an Exclusion Order, if any, would likely take effect two months later, in October 2009.
     Some of our suppliers are already licensed by SanDisk. We are also generally indemnified by our suppliers against claims for patent infringement. Additionally, our suppliers have indicated that they will be providing us with USB flash drives with different controllers, which SanDisk has stipulated are not covered by U.S. Patent No. 6,763,424, well prior to any action by the ITC. Therefore, at this time we do not believe that either of the SanDisk actions will have a material adverse impact on our financial statements.
Environmental Matters
     Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2008, we had environmental-related accruals totaling $0.5 million recorded in other liabilities and we have minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.
Note 18 — Related Party Transactions
     As a result of the TDK Recording Media business acquisition, TDK became our largest shareholder and owned approximately 20 percent of our shares as of December 31, 2008 and 2007. In connection with the acquisition we entered into a Supply Agreement and a Transition Services Agreement with TDK. For details on the Supply Agreement see Note 3 herein for further information. Under the Transition Services Agreement, TDK provided certain services to assist in the transfer of the TDK Recording Media business to Imation.
     In 2008 we did not sell products nor provide services to TDK or its affiliates. In 2007 and 2006, Imation sold products and services in the aggregate amounts of approximately $25 million and $75 million, respectively, to TDK or its affiliates. In 2008, 2007 and 2006 we purchased products and services in the aggregate amounts of approximately $80 million, $31 million and $6 million, respectively, from TDK or its affiliates. Fees under the Transition Services Agreement were approximately $10 million and $11 million in 2008 and 2007, respectively. Trade payables to TDK or its affiliates were $14.2 million and $7.5 million at December 31, 2008 and 2007, respectively. We had no trade receivables from TDK or its affiliates at December 31, 2008. Trade receivables from TDK or its affiliates were $0.1 million at December 31, 2007.

Note 19 — Quarterly Data (Unaudited)

(In millions, except per share amounts)	First	Second	Third	Fourth	Total(1)
2008
Net revenue	$530.9	$547.0	$527.5	$549.2	$2,154.6
Gross profit	98.7	94.9	81.6	74.8	350.0
Goodwill impairment	—	—	—	34.7	34.7
Operating (loss) income	19.5	12.2	(8.7)	(50.8)	(27.8)
Net income (loss)	11.0	7.2	(5.9)	(45.6)	(33.3)
Earnings (loss) per common share:
Basic	$0.29	$0.19	$(0.16)	$(1.22)	$(0.89)
Diluted	0.29	0.19	(0.16)	(1.22)	(0.89)

2007
Net revenue	$421.9	$412.8	$525.5	$701.8	$2,062.0
Gross profit	81.8	72.5	85.7	115.9	355.9
Goodwill impairment	—	—	—	94.1	94.1
Operating (loss) income	23.6	(2.6)	16.3	(70.3)	(33.0)
Net income (loss)	15.7	(1.4)	9.4	(74.1)	(50.4)
Earnings (loss) per common share:
Basic	$0.45	$(0.04)	$0.24	$(1.91)	$(1.36)
Diluted	0.44	(0.04)	0.24	(1.91)	(1.36)

(1)	The sum of the quarterly earnings per share may not equal the annual earnings per share due to changes in average shares outstanding.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008, the end of the period covered by this report, the President and Chief Executive Officer, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     Changes in Internal Controls. During the quarter ended December 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

     Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2008, Imation’s internal control over financial reporting was effective, based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.
     Attestation Report of Independent Registered Public Accounting Firm. The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided on page 42.
Item 9B. Other Information.
     None.

PART III
     Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2009.
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
     Information regarding our Board of Directors as of February 27, 2009 is set forth below:
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
     Ronald T. LeMay, Industrial Partner of Ripplewood Holdings (a private equity fund), Chairman of AirCell Inc. (a designer, manufacturer and marketer of airborne telecommunication systems) and Chairman, October Capital (a private investment company).
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
     Charles Reich, retired Executive Vice President of 3M Health Care, a major business segment of 3M Company (a diversified technology company).
     Frank P. Russomanno, President and Chief Executive Officer, Imation. See Executive Officers of the Registrant in Item 1. Business herein for further information.
     Glen A. Taylor, Chairman, Taylor Corporation (a holding company in the specialty printing and marketing areas). Owner, Minnesota Timberwolves (NBA) and Minnesota Lynx (WNBA).
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

     We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions and all our other employees. This code of ethics is part of our broader Business Conduct Policy, posted on our website. The Internet address for our website is http://www.imation.com, and the Business Conduct Policy may be found on the “Corporate Governance” web page, which can be accessed from the “Investor Relations” page, which can be accessed from the main web page. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the required code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller or persons performing similar functions by posting such information on our website, at the address and location specified above.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners” and “Information Concerning Solicitation and Voting — Security Ownership of Management” are incorporated by reference into this Form 10-K.
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2008, including the 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 1996 Employee Stock Incentive Program and the 1996 Directors Stock Compensation Program. As of December 31, 2008, options were the only form of award that had been granted under the 1996 Employee Stock Incentive Program, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, and options, restricted stock and restricted stock units had been granted to directors under the 1996 Directors Stock Compensation Program. Our shareholders have approved all of the compensation plans listed below.

				Number of
				securities
				remaining
				available for
				future issuance
				under equity
	Number of securities		Weighted-average	compensation
	to be issued upon		exercise price of	plans (excluding
	exercise of		outstanding	securities
Equity compensation plans approved by	outstanding options,		options,	reflected in the
shareholders	warrants and rights		warrants and rights	first column)
2008 Stock Incentive Plan	150,555	(1)	$23.90	3,680,346
2005 Stock Incentive Plan	2,134,705	(1)	$31.95	—	(2)
2000 Stock Incentive Plan	1,444,194	(1)	$33.97	—	(2)
1996 Employee Stock Incentive Program	127,709		$23.48	—	(2)
1996 Directors Stock Compensation Program	246,593		$31.65	—	(2)

Total	4,103,756		$32.09	3,680,346

(1)	This number does not include restricted stock of 163,661 shares under our 2008 Stock Incentive Plan, 129,650 shares under our 2005 Stock Incentive Plan and 11,200 shares under our 2000 Stock Incentive Plan.

(2)	No additional awards may be granted under our 2005 Stock Incentive Plan, 2000 Stock Incentive Plan, 1996 Employee Stock Incentive Plan or 1996 Directors Stock Compensation Program.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting - Related Person Transactions and Related Person Transaction Policy”, and “Board of Directors - Director Independence and Determination of Audit Committee Financial Expert” as well as the biographical material pertaining to Mr. Raymond Leung, located in the Proxy Statement under the heading “Item No. 1 Election of Directors — Information Concerning Directors” are incorporated by reference into this Form 10-K.
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
3. Exhibits
     The following Exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated May 7, 2007, among Hopper Radio of Florida, Inc., Memcorp, Inc., Memcorp Asia Limited and Imation Corp. (incorporated by reference to Exhibit 2.1 of Imation’s Form 10-Q for the quarter ended March 31, 2007)

2.2	Acquisition Agreement, dated April 19, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on April 25, 2007)

2.3	Acquisition Agreement, dated January 19, 2006, by and between Imation Corp. and Memorex International Inc. (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on January 25, 2006)

2.4	Inducement Agreement, dated January 19, 2006, among Hanny Holding Limited, Hanny Magnetics (B.V.I.) Limited, Investor Capital Management Asia Limited, Investor Capital Partners — Asia Fund L.P, Global Media Limited, Memorex Holdings Limited and Imation Corp. (incorporated by reference to Exhibit 2.2 to Imation’s Form 8-K Current Report filed on January 25, 2006)

3.1	Restated Certificate of Incorporation of Imation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)

3.2	Amended and Restated Bylaws of Imation (incorporated by reference to Exhibit 3.1 of Imation’s Form 10-Q for the quarter ended March 31, 2007)

4.1	Rights Agreement between Imation and The Bank of New York, as Rights Agent, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

4.2	First Amendment to Rights Agreement, dated as of July 30, 2007 (incorporated by reference to Exhibit 4.3 to Imation’s Registration Statement on Form 8-A/A filed on August 1, 2007)

4.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

10.1	Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2003)

Number	Description of Exhibit

10.2	Amendment Agreement to Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on January 26, 2006)

10.3	Trademark License Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.4	IMN Trademark License Agreement, dated July 31, 2007, by and between IMN Data Storage Holdings C.V. and TDK Corporation (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.5	Supply Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.6	Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.7	Credit Agreement between Imation and a Consortium of Lenders dated as of March 29, 2006 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on April 5, 2006)

10.8	Amendment to the Credit Agreement between Imation Corp. and Consortium of Lenders dated as of July 24, 2007 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on July 30, 2007)

10.9	Second amendment to Credit Agreement between Imation Corp. and a consortium of lenders dated as of April 25, 2008 (incorporated by reference to Exhibit 10.1 to Imation’s Form 10-Q for the quarter ended March 31, 2008)

10.10*	Form of Indemnity Agreement between Imation and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)

10.11*	Employment Closure Agreement between Imation Corp. and Mr. Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on April 2, 2007)

10.12*	Amendment to Mr. Henderson’s Performance Option Agreement (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.13*	Amendment to Employment Agreement between Imation and Bruce Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on March 3, 2006)

10.14*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)

10.15*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)

10.16*	Imation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)

10.17*	Form of Restricted Stock Award Agreement between Imation and Frank Russomanno (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.18*	Description of Compensatory arrangement between Imation and Frank Russomanno (incorporated by reference to Imation’s Form 8-K Current Report filed on November 14, 2006)

10.19*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.20*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.21*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.22*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.23*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.24*	Form of Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.25*	Form of Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.26*	Form of Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.27*	Form of Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.28*	Imation 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.29*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.30*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.31*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)

Number	Description of Exhibit

10.32*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.33*	Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.34*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.35*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.36*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.37*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.38*	Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.39*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.40*	Form of Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.41*	Form of Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.42*	Form of Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.43*	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Imation Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.44*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.45*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.46*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.47*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.48*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.49*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.50*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.51*	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.52*	Form of Non-Qualified Stock Option Agreement for Directors under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.53*	Form of Restricted Stock Agreement for Executive Officers under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.54*	Form of Restricted Stock Agreement for Directors under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.55*	Description of 2008 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on January 25, 2008)

10.56*	Description of 2009 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 17, 2008)

10.57*	Form of Amended and Restated Severance Agreement with Executive Officers (incorporated by reference to Imation’s Form 10-K for the year ended December 31, 2007)

10.58*	Directors Compensation Program, as amended (incorporated by reference to Imation’s Form 10-K for the year ended December 31, 2007)

10.59*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)

10.60*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2008)

Number	Description of Exhibit

21.1	Subsidiaries of Imation Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMATION CORP.
By:	/s/ FRANK P. RUSSOMANNO
Frank P. Russomanno
President and Chief Executive Officer

Date: February 27, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK P. RUSSOMANNO	President and Chief Executive Officer	February 27, 2009
Frank P. Russomanno	(Principal Executive Officer)

/s/ PAUL R. ZELLER	Vice President and Chief Financial Officer	February 27, 2009
Paul R. Zeller	(Principal Financial Officer)

/s/ SCOTT J. ROBINSON	Corporate Controller and Chief Accounting Officer	February 27, 2009
Scott J. Robinson	(Principal Accounting Officer)

*	Director	February 27, 2009
Michael S. Fields

*	Director	February 27, 2009
Charles A. Haggerty

*	Director	February 27, 2009
Linda W. Hart

*	Director	February 27, 2009
Ronald T. LeMay

*	Director	February 27, 2009
Raymond Leung

*	Director	February 27, 2009
L. White Matthews, III

*	Director	February 27, 2009
Charles Reich

*	Director	February 27, 2009
Glen A. Taylor

*	Director	February 27, 2009
Daryl J. White

*By:	/s/ JOHN L. SULLIVAN
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