Form 10-Q
period 2009-03-31
IMATION CORP
filed 2009-05-08
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑   Yes     ☐   No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes     ☐   No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☑   No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,882,705 shares of Common Stock, par value $0.01 per share, were outstanding at May 1, 2009.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net revenue	$426.2	$530.9
Cost of goods sold	357.2	432.2

Gross profit	69.0	98.7

Selling, general and administrative expense	65.6	71.9
Research and development expense	5.3	6.6
Restructuring and other expense	5.5	0.7

Total	76.4	79.2

Operating (loss) income	(7.4)	19.5

Other (income) and expense
Interest income	(0.2)	(0.9)
Interest expense	0.4	0.7
Other expense, net	7.6	1.4

Total	7.8	1.2

(Loss) income before income taxes	(15.2)	18.3

Income tax (benefit) provision	(3.6)	7.3

Net (loss) income	$(11.6)	$11.0

(Loss) earnings per common share
Basic	$(0.31)	$0.29
Diluted	(0.31)	0.29

Weighted average shares outstanding
Basic	37.4	37.7
Diluted	37.4	37.8

Cash dividend paid per common share	$—	$0.16
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$103.0	$96.6
Accounts receivable, net	307.1	378.3
Inventories, net	324.0	363.2
Other current assets	142.7	138.1

Total current assets	876.8	976.2
Property, plant and equipment, net	121.3	122.4
Intangible assets, net	350.6	357.0
Goodwill	23.5	23.5
Other assets	38.5	43.2

Total assets	$1,410.7	$1,522.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$230.0	$296.1
Accrued payroll	13.3	12.5
Other current liabilities	165.7	195.0

Total current liabilities	409.0	503.6
Other liabilities	72.7	74.1
Commitments and contingencies
Shareholders’ equity	929.0	944.6

Total liabilities and shareholders’ equity	$1,410.7	$1,522.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(11.6)	$11.0
Adjustments to reconcile net income to net cash provided by operating
Depreciation and amortization	10.7	12.6
Deferred income taxes	(0.6)	1.9
Stock-based compensation	1.8	2.6
TDK post-closing purchase price adjustment	—	(2.3)
Note receivable reserve	4.0	—
Other	1.2	1.2
Changes in operating assets and liabilities:
Accounts receivable	61.4	107.6
Inventories	32.8	5.7
Other assets	(4.5)	(5.8)
Accounts payable	(58.7)	(75.0)
Accrued payroll and other liabilities	(20.8)	(26.7)

Net cash provided by operating activities	15.7	32.8

Cash Flows from Investing Activities:
Capital expenditures	(5.4)	(2.4)
Acquisition of minority interest	—	(8.0)
Other, net	0.7	1.0

Net cash used in provided by investing activities	(4.7)	(9.4)

Cash Flows from Financing Activities:
Debt repayment	—	(31.3)
Purchase of treasury stock	—	(19.4)
Exercise of stock options	—	0.1
Dividend payments	—	(6.0)

Net cash used in financing activities	—	(56.6)

Effect of exchange rate changes on cash and cash equivalents	(4.6)	3.2

Net change in cash and cash equivalents	6.4	(30.0)
Cash and cash equivalents — beginning of period	96.6	135.5

Cash and cash equivalents — end of period	$103.0	$105.5

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
     The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses for the reporting periods. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
     The December 31, 2008 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2 — Weighted Average Basic and Diluted Shares Outstanding
     Basic earnings per share is calculated using the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. The following table sets forth the computation of the weighted average basic and diluted shares outstanding:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Weighted average number of shares outstanding during the period	37.4	37.7
Dilutive effect of stock-based compensation plans	—	0.1

Weighted average number of diluted shares outstanding during the period	37.4	37.8

     As of March 31, 2009 and 2008, certain options to purchase approximately 3,960,000 and 3,040,000 shares, respectively, of our common stock were outstanding that were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
Note 3 — Supplemental Balance Sheet Information

	March 31,	December 31,
(In millions)	2009	2008
	(Unaudited)
Accounts Receivable
Accounts receivable	$339.1	$414.9
Less allowances	(32.0)	(36.6)

Accounts receivable, net	$307.1	$378.3

Inventories
Finished goods	$293.3	$337.1
Work in process	20.2	17.1
Raw materials and supplies	10.5	9.0

Total inventories, net	$324.0	$363.2

	March 31,	December 31,
(In millions)	2009	2008
	(Unaudited)
Other Current Assets
Deferred income taxes	$50.3	$51.5
Assets held for sale (1)	22.7	22.5
Other	69.7	64.1

Total other current assets	$142.7	$138.1

Property, Plant and Equipment
Property, plant and equipment	$354.9	$427.4
Less accumulated depreciation	(233.6)	(305.0)

Property, plant and equipment, net	$121.3	$122.4

Other Assets
Deferred income taxes	$30.5	$31.4
Other	8.0	11.8

Total other assets	$38.5	$43.2

Other Current Liabilities
Rebates	$66.9	$75.6
Employee separation costs	5.7	14.5
Income taxes	—	5.5
Other	93.1	99.4

Total other current liabilities	$165.7	$195.0

Other Liabilities
Pension	$49.8	$49.0
Deferred income taxes	3.9	4.2
Other	19.0	20.9

Total other liabilities	$72.7	$74.1

(1)	As part of our restructuring programs, we ended operations and exited our Anaheim, California distribution center as well as our Camarillo, California manufacturing facility, which are being actively marketed for sale. We met the plan of sale criteria in Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the book value of the building and property, which is less than the estimated net realizable value, was transferred in Q3 2008 into other current assets, and is no longer being depreciated.
Note 4 — Intangible Assets and Goodwill
     Intangible assets as of March 31, 2009 and December 31, 2008 were as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
March 31, 2009
Cost	$332.9	$59.5	$62.2	$8.0	$462.6
Accumulated amortization	(26.1)	(54.5)	(25.0)	(6.4)	(112.0)

Net	$306.8	$5.0	$37.2	$1.6	$350.6

December 31, 2008
Cost	$333.1	$56.9	$62.9	$8.1	$461.0
Accumulated amortization	(23.2)	(51.9)	(22.7)	(6.2)	(104.0)

Net	$309.9	$5.0	$40.2	$1.9	$357.0

     We complete our annual test for goodwill impairment during the fourth quarter each year. Based on the assessment completed during the fourth quarter of the prior year, we recorded $34.7 million of goodwill impairment, with $23.5 million remaining in the Electronic Products reporting unit. Based on our Electronic Products reporting unit results, we believe that there is no impairment at March 31, 2009. However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill and intangibles.

Note 5 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
(In millions)	2009	2008
Cumulative currency translation adjustment	$(65.3)	$(54.9)
Pension adjustments, net of income tax	(28.5)	(28.6)
Cash flow hedging and other, net of income tax	2.2	(1.5)

Total accumulated other comprehensive loss	$(91.6)	$(85.0)

Comprehensive income consisted of the following:
	Three Months Ended
	March 31,
(In millions)	2009	2008
Net (loss) income	$(11.6)	$11.0
Cumulative currency translation adjustment	(10.4)	15.4
Cash flow hedging and other, net of income tax	3.7	(4.1)

Total comprehensive (loss) income	$(18.3)	$22.3

Note 6 — Stock-Based Compensation
     We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program (Directors Plan). We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan). We also have restricted stock units outstanding under our 2005 Incentive Plan and 2008 Incentive Plan. As of March 31, 2009, there were 3,671,917 shares available for grant under our 2008 Incentive Plan. No further shares are available for grant under the Employee Plan, Directors Plan, 2000 Incentive Plan or the 2005 Incentive Plan.
     Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations associated with the Stock Plans for the three month periods ended March 31, 2009 and 2008 was $1.8 million and $2.6 million, respectively.
Stock Options
     The following table summarizes our stock option activity for the three months ended March 31, 2009:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2008	4,103,756	$32.09
Granted	16,000	9.64
Exercised	—	—
Forfeited	(158,285)	28.95

Outstanding March 31, 2009	3,961,471	$32.02

Exercisable as of March 31, 2009	2,289,415	$34.25

     The weighted average grant-date fair value of options that were granted for the three months ended March 31, 2009 was $3.51. Our weighted average assumptions used in the valuation of options were volatility of 38 percent, risk free rate of 1.76 percent, expected life of 61 months and dividend yield of zero for the three months ended March 31, 2009. Effective January 30, 2009, our Board of Directors suspended the Company’s quarterly cash dividend, consequently our dividend yield assumptions incorporated in the calculation of fair value of current and future grants is zero. As of March 31, 2009, there was $8.5 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.51 years.

Note 7 — Retirement Plans
Employer Contributions
     During the three months ended March 31, 2009, we contributed approximately $0.4 million to our pension plans. We presently anticipate contributing additional amounts of approximately $5 million to $10 million to fund our pension plans in 2009.
Components of Net Periodic Pension Cost

	United States		International
	Three Months Ended March 31,
(In millions)	2009	2008	2009	2008
Service cost	$0.8	$1.6	$0.2	$0.2
Interest cost	1.7	1.8	0.8	0.9
Expected return on plan assets	(1.7)	(2.2)	(0.8)	(1.0)
Amortization of unrecognized items	0.1	0.1	0.1	—

Net periodic pension cost	$0.9	$1.3	$0.3	$0.1

Note 8 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 were as follows:

(In millions)	Amount
Restructuring
Severance and severance-related expense	$4.4
Lease termination costs	0.9

Total restructuring	5.3
Other	0.2

Total	$5.5

     During the three months ended March 31, 2009, we recorded severance and severance-related costs of $4.4 million for personnel reductions and $0.2 million related to other activities under our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. The corporate redesign restructuring program further accelerates the alignment of our cost structure with our strategic direction by reducing selling, general and administrative expenses. We are reducing costs by rationalizing accounts and products and through simplifying our corporate structure globally. We also recorded lease termination costs of $0.9 million, related to our 2008 cost reduction restructuring program, which included the consolidation of our Cerritos, California activities into our Oakdale, Minnesota headquarters and is intended to gain efficiency across brands and channels and reduce costs.
     Changes in the 2008 corporate redesign restructuring program accruals for the three months ended March 31, 2009, were as follows:

					Balance
	Balance as of				as of
	December 31,	Additional	Currency		March 31,
(In millions)	2008	Charges	Impacts	Usage	2009
Severance and severance related	$3.9	$4.4	$0.2	$(2.8)	$5.7
Lease termination costs	0.5	0.9	—	(0.1)	1.3
     On a cumulative basis from our fourth quarter of 2008, through March 31, 2009, the status of the 2008 corporate redesign restructuring program accruals was as follows:

	Initial				Balance
	Period				as of
	Program	Additional	Currency	Cumulative	March 31,
(In millions)	Amounts	Charges	Impacts	Usage	2009
Severance and severance related	$4.9	$4.4	$0.2	$(3.8)	$5.7
Lease termination costs	0.5	0.9		(0.1)	1.3

	Initial
	Period			Balance as of
	Headcount		Cumulative	March 31,
	Amounts	Additions	Reductions	2009
Total employees affected	203	20	(157)	66
Note 9 — Taxes
     We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination in May 2008 of one of our U.S. subsidiary’s (Memorex Products Inc.) federal income tax returns for the years ended March 31, 2005 and March 31, 2006 and a stub period ended April 28, 2006. Further, an IRS audit of the 2006 and 2007 Imation Corp. and subsidiaries U.S. consolidated tax returns began in the fourth quarter of 2008. Some state and foreign jurisdiction tax years remain open to examination for years before 2006. We believe any additional assessments for years before 2006 will not be material to our consolidated financial statements.
     The effective income tax rate for the three months ended March 31, 2009 was 23.7 percent compared with 39.9 percent in the same period last year. The effective rate decline was primarily due to the mix of taxable income/loss by country, as well as the tax effects associated with our restructuring and other charges.
     Our net deferred tax assets were $76.9 million and $78.7 million as of March 31, 2009 and December 31, 2008 respectively. Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforwards periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives. If future results from our operations are less than projected, particularly in the Company’s primary markets, a valuation allowance may be required to reduce the deferred tax assets. Such a change could substantially reduce the net carrying value of our deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue for the three month periods ended March 31, 2009 and 2008, were $13.7 million and $19.3 million, respectively.
Note 10 — Segment Information
     We operate in two broad market categories: (1) removable data storage media products (Data Storage Media) and accessories and (2) audio and video consumer electronic products and accessories (Electronic Products).
     Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronic products are sold primarily through our Electronic Products segment. The Electronic Products segment is currently focused primarily in North America and primarily under the Memorex brand name.
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net Revenue
Americas	$156.5	$214.7
Europe	135.3	176.1
Asia Pacific	102.9	114.3
Electronic Products	31.5	25.8

Total	$426.2	$530.9

	Three Months Ended
	March 31,
(In millions)	2009	2008
Operating Income (Loss)
Americas	$12.0	$23.8
Europe	1.7	5.7
Asia Pacific	5.7	7.7
Electronic Products	(3.9)	(2.7)
Corporate and unallocated	(22.9)	(15.0)

Total	$(7.4)	$19.5

     Corporate and unallocated amounts above include restructuring and other expense of $5.5 million and $0.7 million for the three month periods ended March 31, 2009 and 2008, respectively.
     We have four major product categories: optical, magnetic, flash media and electronic products, accessories and other. Net revenue by product category was as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net Revenue
Optical products	$211.3	$261.6
Magnetic products	122.9	178.1
Flash media products	20.4	26.9
Electronic products, accessories and other	71.6	64.3

Total	$426.2	$530.9

Note 11 — Derivative Financial Instruments
     Effective January 1, 2009, we adopted SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133, which expands the quarterly and annual disclosure requirements for our derivative instruments and hedging activities.
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward, option contracts and option combination strategies, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows.
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
     The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows as of March 31, 2009:

		Fair Value
		Other
	Notional	Current	Other Current
(In millions)	Amount	Assets	Liabilities
Cash flow hedges designated as hedging instruments	$371.6	$4.9	$(0.3)
Other hedges not receiving hedge accounting	135.5	0.5	(0.9)

Total	$507.1	$5.4	$(1.2)

     The derivative gains and losses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 were as follows:

Pretax Gain on
	Pretax Gain	Effective Portion of
	Recognized in	Derivative	Pretax Loss
	Other	Reclassification from	Recognized in the
	Comprehensive	Accumulated Other	Condensed
	Income on	Comprehensive	Statement of
	Effective Portion	Income to Cost of	Operations in Other
(In millions)	of Derivative	Goods Sold, net	Expense, net
Cash flow hedges designated as hedging instruments	$3.0	$0.8	$—
Other hedges not receiving hedge accounting	—	—	0.7

Total	$3.0	$0.8	$0.7

Note 12 — Fair Value Measurements
Fair value of financial instruments
     Effective January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157) for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted SFAS 157 for financial assets and liabilities in 2008. The adoption of SFAS 157 did not have a material impact on our fair value measurements.
     As of March 31, 2009 and 2008, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition certain derivative instruments are recorded at fair values as discussed below.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:
     Our cash balance pension plan is measured at fair value on a recurring basis (at least annually). In the United States, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while seeking to mitigate against downside risk, and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, debt securities at 15 to 25 percent and other investments at 10 to 25 percent. Other investments include cash and absolute return strategies investments. Management reviews our United States investment policy for the plan at least annually. Outside the United States, the investment objectives are similar to the United States, subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.
     As of March 31, 2009, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are readily available in the public market or can be derived from information available in publicly quoted markets (Level 1).

     Our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 were as follows:

		Quoted prices in
		active markets	Significant other
		for identical	observable	Unobservable
	March 31,	assets	inputs	inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)
Derivative assets	5.4	5.4	—	—
Derivative liabilities	(1.2)	(1.2)	—	—

Total	$4.2	$4.2	$—	$—

Note 13 — Litigation, Commitments and Contingencies
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications. In accordance with SFAS No. 5, Accounting for Contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2009, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2009, would not be material to our financial position.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary, Global Data Media (GDM), is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Ltd. (MBI), Imation’s partner in GDM. Philips alleged that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringes one or more patents that are not covered by the cross-license. Philips originally claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action.
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
     On November 26, 2008, the Court issued a decision granting Philips’ Motion for Judgment on the pleadings relating to subsidiaries formed after March 1, 2000. Following this ruling, Imation and MBI filed a motion for the Court to certify the ruling on this issue as final under FRCP 54(b) allowing for an interlocutory appeal to the Court of Appeals for the Federal Circuit. The Court granted this motion on January 21, 2009 and on January 23, 2009, Imation filed its Notice of Appeal with the Court of Appeals for the Federal Circuit. Oral argument before the Court of Appeals has been scheduled for June 2, 2009.
     On December 1, 2008, MBI filed two patent-related Summary Judgment Motions. A hearing on these motions was held on January 16, 2009. These motions were denied in February and March 2009
     A hearing (known as a “Markman Hearing”) took place May 4 and May 5, 2009 during which the Court considered evidence from the parties on the appropriate meanings of relevant words used in the patent claims. A decision is expected in sixty to ninety days.
     Although all litigation carries risk, we continue to aggressively dispute Philips’ claims. Given the present status of the proceedings, there currently is no probable or estimable liability. Discovery is ongoing and trial of the matter is currently scheduled to be trial ready by April 1, 2010. In the interim, the parties may continue to conduct settlement discussions.
     Although the Company is not a party to this lawsuit, on August 15, 2007, Philips initiated a lawsuit against MBI in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI has made a claim for indemnification of its legal expenses and potential liabilities for damages that may be incurred with respect to this claim as well as the US litigation described above. Imation has made payments to MBI and accrued liabilities in connection with a portion of MBI’s legal fees incurred with respect to the Philips litigation. We continue to review MBI’s claims for reimbursement to determine the extent of our obligations under the relevant agreements with MBI.
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
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808; and 6,947,332) from the case. On April 10, 2009, the Administrative Law Judge issued his Initial Determination that the asserted patent claim of U.S. Patent No. 7,137,011 was invalid and not infringed and also finding that U.S. Patent No. 6,673,424 was not infringed. SanDisk filed a Petition for Review on May 4, 2009 to ask the ITC to review the Initial Determination.
     Some of our suppliers are already licensed by SanDisk. We are also generally indemnified by our suppliers against claims for patent infringement. Additionally, our suppliers have indicated that they will be providing us with USB flash drives with different controllers, which SanDisk has stipulated are not covered by U.S. Patent No. 6,763,424. Therefore, at this time we do not believe that either of the SanDisk actions will have a material adverse impact on our financial statements.
Note 14 — Recently Issued Accounting Pronouncements
     In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (SFAS 107) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of March 31, 2009, and the related condensed consolidated statements of operations for each of the three-month periods ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 8, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp. is a Delaware corporation whose primary businesses are (1) the development, manufacturing, sourcing, marketing and distribution of removable data storage media products and accessories and (2) sourcing and distribution of a range of audio and video consumer electronic products and accessories. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We sell our removable data storage media products across multiple technology platforms or “pillars” — magnetic media, recordable optical media, flash drives and removable and external hard drives. We sell our products in approximately 100 countries around the world, primarily under the Imation, Memorex and TDK Life on Record brand names. We also have distribution agreements under which we distribute certain removable data storage media products under other brands as well, including International Business Machines Corp., Sun Microsystems Inc., Hewlett Packard Co. and Exabyte. Our consumer electronic products and accessories are sold primarily under the Memorex and XtremeMac brand names, primarily in North America. Except for certain magnetic tape media formats, we do not manufacture the products we sell and distribute. We seek to differentiate these products through unique designs, product positioning, packaging, merchandising, and branding. We source these products from a variety of third party manufacturers.
     The global data storage market, including hardware and services, is estimated to be in excess of $100 billion, of which the removable data storage media market is approximately $20 billion, including magnetic and optical media, flash and solid state drives, removable and external hard disk drives. Our removable data storage media products are designed to help users capture, create, protect, preserve and retrieve valuable digital assets. Our primary products include recordable and rewritable optical discs, magnetic tape cartridges, USB flash drives, and external and removable hard drives used by business and individual customers.
     Demand for data storage capacity is expected to grow for the next several years, driven by the rapid growth of information in digital form, the growth of complex databases as a result of new hardware and software applications, increased ability to access data remotely and across multiple locations, increased regulatory requirements for record retention and the pervasive use of the Internet. This increased quantity of data has put data security and archiving at the forefront of critical business processes. Further, the continued growth in the variety and functionality of consumer electronic devices has historically increased demand for a range of convenient, low-cost removable data storage media to capture, store, edit and manage data, photographs, video, images and music. Within the data storage media industry, the magnetic tape market remains important to Imation with growing demand for storage capacity across a substantial installed base of commercial information technology users, a relatively small number of competitors and high barriers to entry. Imation enjoys a leading market share, significant intellectual property portfolio, solid industry reputation and relationships among key original equipment manufacturers (OEMs). Many of our legacy tape formats, which are proprietary or semi-proprietary, have the highest gross profit margins among all our products.
     We also participate in the audio and video and accessories marketplace of the much larger consumer electronics market. The consumer electronics market is broadly defined as traditional analog-based audio and video devices as well as digital-based audio and video hardware and accessories for recording and replaying audio and video content. The accessories portion of the market includes cases, cleaning and labeling products, cables and connectors sold through retail outlets and distribution channels. Both consumer electronic products and accessories are primarily sourced from manufacturers throughout Asia. Consumer electronic products are sold based on a variety of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price.
     The global consumer electronics market is a very large and highly diverse market in terms of competitors, channels and products. Our current product offerings focus on a subset of this market which we estimate to be approximately $30 billion (audio and video products and accessories). Products we sell include CD and DVD players, LCD displays (flat panel televisions and digital picture frames), iPod® accessories, MP3 players, karaoke machines, and alarm clocks and clock-radios sold primarily under the Memorex brand name. We compete primarily in mass merchant channels for second tier brand preference in the United States and are expanding into Canada, Mexico and Europe with the Memorex brand, targeting female consumers, and the XtremeMac brand, targeting the Apple enthusiast.
     The significant and rapid downturn in the global economy has negatively affected demand for both our commercial and consumer product lines, and is impacting suppliers, distributors and channel partners. We have seen softness in the markets we participated in during 2008 and the first quarter of 2009, and we have planned for these trends to continue throughout 2009.

Executive Summary
Consolidated Results of Operations for the Three Months Ended March 31, 2009
•	Revenue of $426.2 million for the three months ended March 31, 2009 was down 19.7 percent compared with $530.9 million in the same period last year.

•	Operating loss of $7.4 million for the three months ended March 31, 2009, compared with operating income of $19.5 million in the same period last year.

•	Diluted loss per share was $0.31 for the three months ended March 31, 2009, compared with diluted earnings per share of $0.29 for the same period last year.
Cash Flow/Financial Condition for the Three Months Ended March 31, 2009
•	Cash totaled $103.0 million as of March 31, 2009, compared with $96.6 million at December 31, 2008.

•	Cash flow provided by operating activities was $15.7 million for the three months ended March 31, 2009, compared with $32.8 million in the same period last year.
Results of Operations
Net Revenue

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Net revenue	$426.2	$530.9	-19.7%
     Our worldwide revenue for the three months ended March 31, 2009 was negatively impacted by overall price erosion of 9.0 percent, volume decreases of approximately 6.3 percent and unfavorable foreign currency impacts of 4.4 percent. The revenue decrease was driven primarily by revenue declines in our legacy storage media products due to the soft global economy, offset partly by revenue growth in electronic products as well as external and removable hard disk products.
Gross Profit

	Three Months Ended March 31,		Percent
(In millions)	2009	2008	Change
Gross profit	$69.0	$98.7	-30.1%
Gross margin	16.2%	18.6%
     Our gross margin as a percent of revenue decreased for the three months ended March 31, 2009, compared with the same period last year, driven by changes in product mix associated mainly with revenue declines in higher margin tape products, partly offset by improved gross margins on optical media. Our gross margin for the three months ended March 31, 2009 benefited from our restructuring actions along with a one time value added tax benefit and was negatively impacted by additional net inventory reserves on consumer electronic products. Our gross margin for the three months ended March 31, 2008 benefited from a higher percentage of magnetic revenue and was prior to the economic slowdown which began in the second half of 2008.
Selling, General and Administrative (SG&A)

	Three Months Ended March 31,		Percent
(In millions)	2009	2008	Change
Selling, general and administrative	$65.6	$71.9	-8.8%
As a percent of revenue	15.4%	13.5%
     The decrease in SG&A expense for the three months ended March 31, 2009, compared with the same period last year, was due to benefits from our restructuring actions and aggressive cost control actions, partially offset by additional legal expense related to the Philips litigation.

Research and Development (R&D)

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Research and development	$5.3	$6.6	-19.7%
As a percent of revenue	1.2%	1.2%
     R&D expense as a percent of revenue for the three months ended March 31, 2009 remained flat compared with the same period last year. The decrease in expense was due to our restructuring actions and aggressive cost control actions.
Restructuring and Other

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Restructuring and other	$5.5	$0.7	685.7%
As a percent of revenue	1.3%	0.1%
     Restructuring and other expense was $5.5 million for the three months ended March 31, 2009, primarily related to our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. This program further accelerates the alignment of our cost structure with our strategic direction by reducing SG&A expense. See note 8 to the Condensed Consolidated Financial Statements herein.
     Restructuring and other expense was $0.7 million for the three months ended March 31, 2008, primarily related to restructuring charges of $2.7 million offset by income of $2.3 million associated with the TDK post-closing purchase price adjustment. Restructuring charges for the three months ended March 31, 2008 were related to lease termination costs of $1.6 million associated with the full settlement of a leased office space no longer utilized and severance and severance-related costs of $1.1 million. The TDK post-closing purchase price adjustment was associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK.
Operating (Loss) Income

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Operating (loss) income	$(7.4)	$19.5	-137.9%
As a percent of revenue	(1.7)%	3.7%
     Our operating loss for the three months ended March 31, 2009 was driven by lower revenues and lower gross margins discussed above as well as higher restructuring and other charges. Total operating loss for the three months ended March 31, 2009 included restructuring and other expense of $5.5 million. Total operating income for the three months ended March 31, 2008 included restructuring and other expense of $0.7 million.
Other (Income) and Expense

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Interest income	$(0.2)	$(0.9)	-77.8%
Interest expense	0.4	0.7	-42.9%
Other expense, net	7.6	1.4	442.9%

Total	7.8	1.2
As a percent of revenue	1.8%	0.2%
     The increase in other expense for the three months ended March 31, 2009 was driven by a reserve of $4.0 million related to a note receivable from one of our commercial partners whose financial condition has significantly deteriorated, as well as foreign currency exchange losses.

Income Tax Provision

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Income tax (benefit) provision	$(3.6)	$7.3	-149.3%
Effective tax rate	23.7%	39.9%
     The effective income tax rate for the three months ended March 31, 2009 was 23.7 percent compared with 39.9 percent in the same period last year. The effective rate decline was due primarily to the mix of taxable income/loss by country, as well as the tax effects associated with our restructuring and other charges.
Segment Results
     We operate in two broad market categories: (1) removable data storage media products and accessories (Data Storage Media) and (2) audio and video consumer electronic products and accessories (Electronic Products).
     Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronic products are sold primarily through our Electronic Products segment. The Electronic Products segment is currently focused primarily in North America and primarily under the Memorex brand name.
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
     Information related to our segments is as follows:
Data Storage Media
     Americas

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Net revenue	$156.5	$214.7	-27.1%
Operating income	12.0	23.8	-49.6%
As a percent of revenue	7.7%	11.1%
     The Americas segment is our largest segment comprising 36.7 percent of our revenue for the three months ended March 31, 2009. Our revenue decrease for the three months ended March 31, 2009, compared with the same period last year, was due to overall volume decreases of approximately 17 percent, and price declines of approximately 10 percent. The volume decrease was driven by a decrease in magnetic, optical, flash and audio and video tape product sales as a result of the continuing economic slowdown.
     The decrease in operating income as a percentage of revenue for the three months ended March 31, 2009, compared with the same period last year, was driven by lower gross margin in our magnetic and flash products, partially offset by increases in margin for optical products.

     Europe

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Net revenue	$135.3	$176.1	-23.2%
Operating income	1.7	5.7	-70.2%
As a percent of revenue	1.3%	3.2%
     The Europe segment comprised 31.7 percent of our revenue for the three months ended March 31, 2009. Our revenue decrease for the three months ended March 31, 2009, compared with the same period last year, was due to overall volume decreases of approximately 12 percent, unfavorable foreign currency impacts of approximately 6 percent and price declines of approximately 5 percent. The volume decrease was driven by a decrease in optical, magnetic and audio and video tape product sales mainly as a result of the continuing economic slowdown and changes in the products life cycle, offset by increases in flash product sales.
     The decrease in operating income as a percentage of revenue for the three months ended March 31, 2009, compared with the same period last year, was driven mainly by lower sales and gross margins in our legacy products.
     Asia Pacific (APAC)

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Net revenue	$102.9	$114.3	-10.0%
Operating income	5.7	7.7	-26.0%
As a percent of revenue	5.5%	6.7%
     The Asia Pacific segment comprised 24.1 percent of our revenue for the three months ended March 31, 2009. Our revenue decrease for the three months ended March 31, 2009, compared with the same period last year, was due to price declines of approximately 15 percent and unfavorable foreign currency impacts of approximately 10 percent, offset by overall volume increases of approximately 15 percent. The decrease in revenue, compared with the same period last year, was driven by a decrease in optical, magnetic, audio and video tape and flash product sales as a result of the continuing economic slowdown, offset by an increase in hard disk drive and services sales.
     The decrease in operating income as a percentage of revenue for the three months ended March 31, 2009, compared with the same period last year, was driven by lower sales and gross margins in our legacy products, offset partially by modest growth in Japan revenue and gross margins.
Electronic Products

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Net revenue	$31.5	$25.8	22.1%
Operating income (loss)	(3.9)	(2.7)	44.4%
As a percent of revenue	(12.4)%	(10.5)%
     The Electronic Products segment comprised 7.5 percent of our revenue for the three months ended March 31, 2009. The increase in revenue for the three months ended March 31, 2009, compared with the same period last year, was driven primarily by increased sales of audio products.
     The increase in the Electronic Products segment’s operating loss as a percentage of revenue for the three months ended March 31, 2009, compared with the same period last year, was driven by inventory charges associated with excess inventory due to the continuing economic slowdown.

Corporate and Unallocated

	Three Months Ended
	March 31,		Percent
(In millions)	2009	2008	Change
Operating loss	$22.9	$15.0	52.7%
     The corporate and unallocated loss includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense. Operating loss included restructuring and other expense of $5.5 million and $0.7 million for the three month periods ended March 31, 2009 and 2008, respectively.
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
     Changes in foreign currency exchange rates for the three months ended March 31, 2009 negatively impacted worldwide revenue by 4.4 percent compared with the three months ended March 31, 2008. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
     Our foreign currency hedging program attempts to manage some of the foreign currency risks over near term periods; however, these risk management activities cannot ensure that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant (see Part 1, Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q).
Financial Position
     Our cash and cash equivalents balance as of March 31, 2009 was $103.0 million, an increase of $6.4 million from $96.6 million as of December 31, 2008. The increase was primarily due to operating cash inflows of $15.7 million, partially offset by cash paid for capital expenditures of $5.4 million.
     Accounts receivable days sales outstanding was 61 days as of March 31, 2009, down 2 days from December 31, 2008. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
     Days of inventory supply was 75 days as of March 31, 2009, down 7 days from December 31, 2008. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days. The decrease in days of inventory supply was driven by efforts to reduce excess inventories.
     Our accounts payable balance as of March 31, 2009 was $230.0 million, a decrease of $66.1 million from $296.1 million as of December 31, 2008. The decrease in accounts payable was due to lower purchasing levels.
     Our other current liabilities balance as of March 31, 2009 was $165.7 million, a decrease of $29.3 million from $195.0 million as of December 31, 2008. The decrease was mainly due to a $19.4 million payment to TDK for a post-closing purchase price adjustment related to previously unfiled European value added tax returns, and payments made under our restructuring programs.

Liquidity and Capital Resources
Financial Position
Cash Flows Provided by Operating Activities:

	Three Months Ended
	March 31,
	2009	2008
Net (loss) income	$(11.6)	$11.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10.7	12.6
Deferred income taxes	(0.6)	1.9
Stock-based compensation	1.8	2.6
TDK post-closing purchase price adjustment	—	(2.3)
Note receivable reserve	4.0	—
Other	1.2	1.2
Changes in operating assets and liabilities, net of effects from acquisitions	10.2	5.8

Net cash provided by operating activities	$15.7	$32.8

     Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash provided by operating activities of $15.7 million for the three months ended March 31, 2009, included a cash payment for $19.4 million to TDK for a post-closing purchase price adjustment for previously unfiled European value added tax returns, payments of $9.3 million under our restructuring programs and $0.4 million of pension funding partially offset by an income tax refund of $6.4 million. Cash provided by operating activities of $32.8 million for the three months ended March 31, 2008, included $6.5 million of cash paid for a TDK acquisition related liability, $11.5 million of payments under our restructuring programs and $0.6 million of pension funding.
Cash Flows Used in Investing Activities:

	Three Months Ended
	March 31,
	2009	2008
Capital expenditures	$(5.4)	$(2.4)
Acquisition of minority interest	—	(8.0)
Other, net	0.7	1.0

Net cash used in investing activities	$(4.7)	$(9.4)

     Cash used in operating activities for the three months ended March 31, 2009, included $5.4 million of capital expenditures of which $2.9 million related to tenant improvements associated with some recently leased out office space in our Oakdale, Minnesota headquarters. During the three months ended March 31, 2008, acquisition related activities included $8.0 million in payment for the acquisition of the minority interest in Imation Corporation Japan.
Cash Flows Used in Financing Activities:

	Three Months Ended
	March 31,
	2009	2008
Debt repayment	$—	$(31.3)
Purchase of treasury stock	—	(19.4)
Exercise of stock options	—	0.1
Dividend payments	—	(6.0)

Net cash used in financing activities	$—	$(56.6)

     In connection with the Memcorp acquisition which closed on July 9, 2007, we issued promissory notes totaling $37.5 million payable to Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the Sellers). In the first quarter of 2008, we repaid in full the remaining promissory notes balance outstanding at December 31, 2007 of $31.3 million.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 30, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of December 31, 2008, we had repurchased 0.7 million shares under the latest authorization. We did not repurchase shares for the three months ended March 31, 2009. As of March 31, 2009, we held, in total, 5.2 million shares of treasury stock acquired at an average price of $25.1 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of March 31, 2009.

     On January 30, 2009, our Board of Directors suspended the quarterly cash dividend. We paid a cash dividend of $0.16 per share, or $6.0 million, for the first quarter of 2008.
               On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to a prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. The Credit Agreement was further amended on July 24, 2007, as follows: (i) increased the credit facility from $300 million to $325 million and added an option to increase the facility to $400 million at a future date; (ii) extended the term for an additional year to March 29, 2012; (iii) permitted the Company’s acquisition of the TDK Recording Media business; (iv) increased the guarantee of foreign obligations limit and letter of credit sub-limit; (v) modified the fixed charge coverage ratio definition and (vi) reduced the applicable interest rates. The amended Credit Agreement provides for revolving credit, including letters of credit. A further amendment on April 25, 2008 formally expanded the types of letters of credit available under the Credit Agreement. Borrowings under the amended Credit Agreement bear interest, at our option, at either: (a) the higher of the federal funds rate plus 0.50 percent or the rate of interest published by Bank of America as its “prime rate” plus, in each case, up to an additional 0.50 percent depending on the applicable leverage ratio, as described below, or (b) the British Bankers’ Association LIBOR, adjusted by the reserve percentage in effect from time to time, as determined by the Federal Reserve Board, plus up to 0.95 percent depending on the applicable leverage ratio. Leverage ratio is defined as the ratio of total debt to EBITDA. A facility fee ranging from 0.125 to 0.250 percent per annum based on our consolidated leverage ratio is payable on the revolving line of credit. The amended Credit Agreement contains covenants, which are customary for similar credit arrangements, and contains financial covenants that require us to have a leverage ratio not exceeding 2.5 to 1.0 and a fixed charge coverage ratio (defined as the ratio of EBITDA less capital expenditures to interest expenses and income taxes actually paid) not less than 2.5 to 1.0. As of March 31, 2009, these covenants currently restrict the total amount available under the credit facility to approximately $64 million and will likely significantly restrict the amount further in the future. No borrowings were outstanding and we complied with all covenants under the amended Credit Agreement as of March 31, 2009. We are in the process of further amending our Credit Agreement and expect to decrease the overall size of the credit facility while increasing the amount available by converting to a secured, asset backed facility.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of March 31, 2009, there were no borrowings outstanding under such arrangements.
     Our remaining liquidity needs for 2009 include the following: capital expenditures of approximately $10 million, restructuring payments of approximately $17 million, pension funding of approximately $5 million to $10 million, operating lease payments of approximately $6 million, any additional amounts associated with TDK post-closing purchase price adjustment for previously unfiled European value added tax returns, and any amounts associated with litigation or the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
     There can be no assurance, however, that we will continue to generate cash flow at current levels and the current disruption in the global financial markets may negatively impact our ability to access the capital markets under current and future sources of financing in a timely manner and on attractive terms.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes to our contractual obligations for the first three months of 2009.
Fair Value Measurements
     See Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes to these accounting policies for the first three months of 2009.
Recently Issued Accounting Pronouncements
     See Note 14 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Forward-Looking Statements and Risk Factors
     We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the SEC and in our reports to shareholders.
     Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include continuing uncertainty in global and regional economic conditions; the volatility of the markets in which we operate; the future financial and operating performance of major customers and industries served; the outcome of any pending or future litigation, including the pending Philips litigation; our ability to successfully defend our intellectual property rights; the possibility that our goodwill or other assets may become further impaired; our ability to continue to carry our deferred tax assets; the rate of revenue decline for certain existing products; the competitive pricing environment and its possible impact on profitability and inventory valuations; our ability to meet our revenue growth and cost reduction targets; our ability to profitably grow our business in the consumer electronics market; our ability to successfully integrate our acquisitions and achieve the anticipated benefits, including synergies, in a timely manner; our ability to continue realizing the benefits from our global manufacturing strategy for magnetic data storage products and the related restructuring; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to efficiently source, warehouse and distribute our products globally; our ability to secure and maintain adequate shelf and display space over time at retailers which conduct semi-annual or annual line reviews; our ability to achieve the expected benefits from our strategic relationships and distribution agreements; foreign currency fluctuations; our ability to secure adequate supply of certain high demand products at acceptable prices; the ready availability and price of energy and key raw materials or critical components; our ability to successfully manage multiple brands globally; the market acceptance of newly introduced product and service offerings, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and from time to time in our filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2008. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     As of March 31, 2009, we had $507.1 million notional amount of foreign currency forward and option contracts of which $135.5 million hedged recorded balance sheet exposures. This compares to $595.4 million notional amount of foreign currency forward and option contracts as of December 31, 2008, of which $99.0 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2009, by $25.0 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2009, the end of the period covered by this report, the Vice Chairman and Chief Executive Officer, Frank P. Russomanno, and the Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications. In accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of March 31, 2009, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, except for possibly the Philips dispute described below, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2009, would not be material to our financial position.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips has asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary, Global Data Media (GDM), is not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license does not apply to Imation’s acquisition of Memorex; (4) the cross-license does not apply to DVD discs; (5) certain Philips patents that are not covered by the cross-license are infringed by Imation; and (6) as a result, Imation owes Philips royalties for the prior and future sales of CD and DVD discs. We believe that these allegations are without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Ltd. (MBI), Imation’s partner in GDM. Philips alleged that (1) the cross-license does not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM is not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM is a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringes various patents that would otherwise be licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringes one or more patents that are not covered by the cross-license. Philips originally claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action.
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
     On November 26, 2008, the Court issued a decision granting Philips’ Motion for Judgment on the pleadings relating to subsidiaries formed after March 1, 2000. Following this ruling, Imation and MBI filed a motion for the Court to certify the ruling on this issue as final under FRCP 54(b) allowing for an interlocutory appeal to the Court of Appeals for the Federal Circuit. The Court granted this motion on January 21, 2009 and on January 23, 2009, Imation filed its Notice of Appeal with the Court of Appeals for the Federal Circuit. Oral argument before the Court of Appeals has been scheduled for June 2, 2009.

     On December 1, 2008, MBI filed two patent-related Summary Judgment Motions. A hearing on these motions was held on January 16, 2009. These motions were denied in February and March 2009
     A hearing (known as a “Markman Hearing”) took place May 4 and May 5, 2009 during which the Court considered evidence from the parties on the appropriate meanings of relevant words used in the patent claims. A decision is expected in sixty to ninety days.
     Although all litigation carries risk, we continue to aggressively dispute Philips’ claims. Given the present status of the proceedings, there currently is no probable or estimable liability. Discovery is ongoing and trial of the matter is currently scheduled to be trial ready by April 1, 2010. In the interim, the parties may continue to conduct settlement discussions.
     Although the Company is not a party to this lawsuit, on August 15, 2007, Philips initiated a lawsuit against MBI in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI has made a claim for indemnification of its legal expenses and potential liabilities for damages that may be incurred with respect to this claim as well as the US litigation described above. Imation has made payments to MBI and accrued liabilities in connection with a portion of MBI’s legal fees incurred with respect to the Philips litigation. We continue to review MBI’s claims for reimbursement to determine the extent of our obligations under the relevant agreements with MBI.
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
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808; and 6,947,332) from the case. On April 10, 2009, the Administrative Law Judge issued his Initial Determination that the asserted patent claim of U.S. Patent No. 7,137,011 was invalid and not infringed and also finding that U.S. Patent No. 6,673,424 was not infringed. SanDisk filed a Petition for Review on May 4, 2009 to ask the ITC to review the Initial Determination.
     Some of our suppliers are already licensed by SanDisk. We are also generally indemnified by our suppliers against claims for patent infringement. Additionally, our suppliers have indicated that they will be providing us with USB flash drives with different controllers, which SanDisk has stipulated are not covered by U.S. Patent No. 6,763,424. Therefore, at this time we do not believe that either of the SanDisk actions will have a material adverse impact on our financial statements.
Item 1A. Risk Factors.
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable
Item 3. Defaults Upon Senior Securities.
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.
     The following documents are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Employment Offer Letter from Imation Corp. to Mark E. Lucas (Incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)

10.2	Directors Compensation Program Effective May 4, 2005 (As amended May 6, 2009)

15.1	An awareness letter from Imation’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.

Date: May 8, 2009	/s/ Paul R. Zeller

Paul R. Zeller
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Employment Offer Letter from Imation Corp. to Mark E. Lucas (Incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)

10.2	Directors Compensation Program Effective May 4, 2005 (As amended May 6, 2009)

15.1	An awareness letter from Imation’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002