Form 10-Q
period 2009-06-30
IMATION CORP
filed 2009-08-07
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,059,565 shares of Common Stock, par value $0.01 per share, were outstanding at July 31, 2009.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue	$427.9	$547.0	$854.1	$1,077.9
Cost of goods sold	361.9	452.1	719.1	884.3

Gross profit	66.0	94.9	135.0	193.6

Selling, general and administrative expense	60.1	72.7	125.7	144.6
Research and development expense	4.7	6.0	10.0	12.6
Litigation settlement expense	49.0	—	49.0	—
Restructuring and other expense	9.8	4.0	15.3	4.7

Total	123.6	82.7	200.0	161.9

Operating (loss) income	(57.6)	12.2	(65.0)	31.7

Other (income) and expense
Interest income	(0.2)	(0.7)	(0.4)	(1.6)
Interest expense	0.3	0.3	0.7	1.0
Other expense, net	3.3	2.0	10.9	3.4

Total	3.4	1.6	11.2	2.8

(Loss) income before income taxes	(61.0)	10.6	(76.2)	28.9

Income tax (benefit) provision	(24.1)	3.4	(27.7)	10.7

Net (loss) income	$(36.9)	$7.2	$(48.5)	$18.2

(Loss) earnings per common share
Basic	$(0.98)	$0.19	$(1.29)	$0.48
Diluted	(0.98)	0.19	(1.29)	0.48

Weighted average shares outstanding
Basic	37.5	37.4	37.5	37.6
Diluted	37.5	37.5	37.5	37.7

Cash dividend paid per common share	$—	$0.16	$—	$0.32
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$89.2	$96.6
Accounts receivable, net	324.2	378.3
Inventories, net	333.4	363.2
Other current assets	161.7	138.1

Total current assets	908.5	976.2
Property, plant and equipment, net	118.5	122.4
Intangible assets, net	345.8	357.0
Goodwill	23.5	23.5
Other assets	50.0	43.2

Total assets	$1,446.3	$1,522.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$234.9	$296.1
Accrued payroll	14.0	12.5
Other current liabilities	194.4	195.0

Total current liabilities	443.3	503.6
Other liabilities	98.4	74.1
Commitments and contingencies
Shareholders’ equity	904.6	944.6

Total liabilities and shareholders’ equity	$1,446.3	$1,522.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(48.5)	$18.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.3	25.3
Deferred income taxes	(20.4)	2.2
Asset impairments	2.3	—
Stock-based compensation	3.8	4.6
Pension settlement	5.2	—
Note receivable reserve	4.0	—
Litigation settlement	49.0	—
Other	0.7	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	53.8	126.2
Inventories	32.0	29.0
Other assets	(20.4)	0.5
Accounts payable	(60.8)	(75.0)
Accrued payroll and other liabilities	(15.7)	(52.5)

Net cash provided by operating activities	6.3	78.3

Cash Flows from Investing Activities:
Capital expenditures	(7.2)	(6.5)
Acquisitions, net of cash acquired	—	(15.0)
Acquisition of minority interest	—	(8.0)
Other, net	0.8	0.1

Net cash used in investing activities	(6.4)	(29.4)

Cash Flows from Financing Activities:
Debt repayment	—	(31.3)
Purchase of treasury stock	—	(26.4)
Dividend payments	—	(12.0)
Exercise of stock options	—	0.4
Debt issuance costs	(2.9)	—

Net cash used in financing activities	(2.9)	(69.3)

Effect of exchange rate changes on cash and cash equivalents	(4.4)	2.6

Net change in cash and cash equivalents	(7.4)	(17.8)
Cash and cash equivalents — beginning of period	96.6	135.5

Cash and cash equivalents — end of period	$89.2	$117.7

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
     The December 31, 2008 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. All subsequent events have been evaluated through August 7, 2009, the date at which these financial statements were issued.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Weighted average number of shares outstanding during the period	37.5	37.4	37.5	37.6
Dilutive effect of stock-based compensation plans	—	0.1	—	0.1

Weighted average number of diluted shares outstanding during the period	37.5	37.5	37.5	37.7

     Options to purchase approximately 4,832,000 and 4,510,000 shares for the three and six month periods ended June 30 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding. Options to purchase approximately 3,627,000 and 3,313,000 shares for the three and six month periods ended June 30 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding.

Note 3 — Supplemental Balance Sheet Information

	June 30,	December 31,
(In millions)	2009	2008
	(Unaudited)
Accounts Receivable
Accounts receivable	$357.9	$414.9
Less allowances	(33.7)	(36.6)

Accounts receivable, net	$324.2	$378.3

Inventories
Finished goods	$298.8	$337.1
Work in process	10.8	17.1
Raw materials and supplies	23.8	9.0

Total inventories, net	$333.4	$363.2

Other Current Assets
Deferred income taxes	$58.0	$51.5
Assets held for sale (1)	20.5	22.5
Other	83.2	64.1

Total other current assets	$161.7	$138.1

Property, Plant and Equipment
Property, plant and equipment	$355.3	$427.4
Less accumulated depreciation	(236.8)	(305.0)

Property, plant and equipment, net	$118.5	$122.4

Other Assets
Deferred income taxes	$39.4	$31.4
Other	10.6	11.8

Total other assets	$50.0	$43.2

Other Current Liabilities
Rebates	$71.1	$75.6
Employee separation costs	3.9	14.5
Litigation settlement liability	20.0	—
Other	99.4	104.9

Total other current liabilities	$194.4	$195.0

Other Liabilities
Pension	$45.5	$49.0
Deferred income taxes	4.0	4.2
Litigation settlement liability	29.0	—
Other	19.9	20.9

Total other liabilities	$98.4	$74.1

(1)	As part of our restructuring programs, we ended operations and exited our Anaheim, California distribution center as well as our Camarillo, California manufacturing facility, which are being actively marketed for sale. We met the plan of sale criteria in Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the book value of the building and property was transferred in the quarter ended September 30, 2008 into other current assets, and is no longer being depreciated. During the three months ended June 30, 2009, we determined the fair value of the Anaheim facility less estimated costs to sell was less than the recorded cost. As such, we recorded an impairment of $2.3 million to reduce the book value to the fair value less estimated costs to sell the facility.

Note 4 — Intangible Assets and Goodwill
     Intangible assets as of June 30, 2009 and December 31, 2008 were as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
June 30, 2009
Cost	$333.1	$60.3	$62.9	$7.7	$464.0
Accumulated amortization	(28.9)	(55.5)	(27.4)	(6.4)	(118.2)

Net	$304.2	$4.8	$35.5	$1.3	$345.8

December 31, 2008
Cost	$333.1	$56.9	$62.9	$8.1	$461.0
Accumulated amortization	(23.2)	(51.9)	(22.7)	(6.2)	(104.0)

Net	$309.9	$5.0	$40.2	$1.9	$357.0

     We perform our annual test for goodwill impairment as of November 30th each year. Based on the assessment completed during the fourth quarter of 2008, we recorded $34.7 million of goodwill impairment, with goodwill of $23.5 million remaining in the Electronic Products reporting unit. Based on our Electronic Products reporting unit results, we believe that there is no impairment at June 30, 2009. However, due to the ongoing uncertainty in market conditions which may continue to negatively impact our market value of this reporting unit, we will continue to monitor and evaluate the carrying value of goodwill and our intangible assets. If our 2009 and future performance for this reporting unit is not equal to or greater than our planned expectations, there is an increased likelihood the $23.5 million of goodwill in this reporting unit could be impaired.
Note 5 — Comprehensive (Loss) Income
     Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
(In millions)	2009	2008
Cumulative currency translation adjustment	$(55.9)	$(54.9)
Pension adjustments, net of income tax	(24.0)	(28.6)
Cash flow hedging and other, net of income tax	(1.3)	(1.5)

Total accumulated other comprehensive loss	$(81.2)	$(85.0)

     Comprehensive (loss) income for the three and six month periods ended June 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net (loss) income	$(36.9)	$7.2	$(48.5)	$18.2
Currency translation adjustment	9.4	(1.3)	(1.0)	(5.4)
Pension liability adjustments, net of income tax :
Net actuarial (loss) gain	4.3	—	4.3	—
Less: amortization of costs included in net periodic pension cost	0.2	0.1	0.2	0.1
Cash flow hedging and other, net of income tax	(3.5)	2.5	0.2	(1.6)

Total comprehensive (loss) income	$(26.5)	$8.5	$(44.8)	$11.3

Note 6 — Stock-Based Compensation
     We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program (Directors Plan). We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan). We also have restricted stock units outstanding under our 2005 Incentive Plan and 2008 Incentive Plan. As of June 30, 2009, there were 2,351,901 shares available for grant under our 2008 Incentive Plan. No further shares are available for grant under the Employee Plan, Directors Plan, 2000 Incentive Plan, or 2005 Incentive Plan.

     Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations associated with the Stock Plans for the three months ended June 30, 2009 and 2008 was $2.0 million and $2.0 million, respectively, and for the six months ended June 30, 2009 and 2008 was $3.8 million and $4.6 million, respectively.
Stock Options
     The following table summarizes our stock option activity for the six months ended June 30, 2009:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2008	4,103,756	$32.09
Granted	1,022,556	9.75
Exercised	—	—
Forfeited	(314,777)	27.24

Outstanding June 30, 2009	4,811,535	$27.61

Exercisable as of June 30, 2009	2,776,462	$33.87

     The weighted average grant date fair value of options that were granted during the six months ended June 30, 2009 was $3.95. Our weighted average assumptions used in the valuation of options were volatility of 41.2 percent, risk-free rate of 2.1 percent, expected life of 65 months, and dividend yield of zero for the six months ended June 30, 2009. As of June 30, 2009, there was $17.5 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.8 years.
Note 7 — Retirement Plans
Employer Contributions
     During the six months ended June 30, 2009, we contributed approximately $2.3 million to our pension plans. We presently anticipate contributing additional amounts of approximately $3 million to $8 million to fund our pension plans in 2009.
     In connection with actions taken under our previously announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States has reduced significantly. Participants in our U.S. pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan have elected to receive. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, once lump sum payments in 2009 exceeded our 2008 service and interest costs, a partial settlement event occurred and, therefore, we recognized a pro rata portion of the previously unrecognized net actuarial loss. As a result, we incurred partial settlement losses of $5.2 million in the second quarter of 2009 which were recorded in restructuring and other expense on our Condensed Consolidated Statements of Operations. Further, as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), we remeasured the funded status of our U.S. plan at the end of the second quarter of 2009.
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
     The plan assets of our pension plans are valued at fair value primarily using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks.

Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$0.6	$1.6	$0.2	$0.2	$1.4	$3.2	$0.4	$0.4
Interest cost	1.1	1.8	0.8	1.0	2.8	3.6	1.6	1.9
Expected return on plan assets	(1.7)	(2.2)	(0.8)	(1.1)	(3.4)	(4.4)	(1.6)	(2.1)
Amortization of unrecognized items	—	—	—	—	0.1	0.1	0.1	0.1

Net periodic pension cost	$0.0	$1.2	$0.2	$0.1	$0.9	$2.5	$0.5	$0.3
Settlement	5.2	—	—	—	5.2	—	—	—

Total pension costs	$5.2	$1.2	$0.2	$0.1	$6.1	$2.5	$0.5	$0.3

Note 8 — Litigation Settlement
     On July 13, 2009, after a lengthy litigation process, we entered into a confidential settlement agreement and recorded a litigation settlement charge of $49.0 million for the three and six month periods ended June 30, 2009.
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips had asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary, Global Data Media (GDM), was not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license did not apply to Imation’s acquisition of Memorex; (4) the cross-license did not apply to DVD discs; (5) certain Philips patents that were not covered by the cross-license were infringed by Imation; and (6) as a result, Imation owed Philips royalties for the prior and future sales of CD and DVD discs. We believed that these allegations were without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Ltd. (MBI), Imation’s partner in GDM. Philips alleged that (1) the cross-license did not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM was not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM was a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringed various patents that would otherwise have been licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringed one or more patents that were not covered by the cross-license. Philips originally claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M Company to Imation. Philips did not contest Imation’s Motion and on November 26, 2007, the parties filed a stipulation affirming that the cross-license was validly assigned to Imation.
     On April 7, 2008, Philips amended its counterclaims to (1) add claims that DVD discs sold by Imation infringed its patents, and (2) withdrew its specific claim of $655 million in damages in favor of the more general “damages in an amount to be proved at trial.”
     On May 27, 2008, Philips filed a Motion for Judgment on the Pleadings that the cross-license did not apply to subsidiaries acquired or formed by Imation after March 1, 2000. Under this interpretation, the license would not have applied to GDM or Memorex Products, Inc. Imation disagreed with this interpretation.
     The parties held court ordered settlement discussions from June through September 2008; however, no agreement was reached during that time.
     On October 1, 2008, Imation filed a Motion for Leave to amend its Complaint. On November 18, 2008, the Magistrate Judge denied Imation’s Motion. Imation filed its Objection to the Magistrate Judge’s Order and on February 2, 2009, the Court affirmed the Magistrate Judge’s decision.

     On November 26, 2008, the Court issued a decision granting Philips’ Motion for Judgment on the pleadings relating to subsidiaries formed after March 1, 2000. Following this ruling, Imation and MBI filed a Motion for the Court to certify the ruling on this issue as final under FRCP 54(b) allowing for an interlocutory appeal to the Court of Appeals for the Federal Circuit. The Court granted this Motion on January 21, 2009 and on January 23, 2009, Imation filed its Notice of Appeal with the Court of Appeals for the Federal Circuit. Oral argument before the Court of Appeals was held on June 2, 2009.
     On December 1, 2008, MBI filed two patent-related Summary Judgment Motions. A hearing on these Motions was held on January 16, 2009. These motions were denied in February and March 2009.
     A hearing took place May 4 and May 5, 2009 during which the court considered evidence from the parties on the appropriate meanings of relevant words used in the patent claims.
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we will pay Philips $53 million over a period of three years. As a result of the settlement, we recorded a charge, based on the present value of these payments, of approximately $49 million or $0.81 per share (after the effect of taxes) in the second quarter of 2009. The discount rate applied in the calculation of present value is comparable to our 3-year corporate borrowing rate in an arm’s length transaction.
     Although we were not a party to this lawsuit, on August 15, 2007, Philips initiated a lawsuit against MBI in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI had made a claim for indemnification of its legal expenses and potential liabilities for damages that were and are being incurred with respect to this claim as well as the US litigation described above. We entered into an agreement with Moser Baer which fully satisfies our obligation to indemnify MBI for any and all reasonable legal expenses incurred regarding the MBI indemnification.
     The following settlement payments reflect future amounts to be paid to Philips in accordance with the terms of the settlement:

Future
(In millions)	Payments
Year
2009	$20.0
2010	8.2
2011	8.3
2012	16.5

Total undiscounted payments	$53.0
Adjustment for present value using 6% discount rate	(4.0)

Total liability recognized in the Condensed Consolidated Balance Sheet as of June 30, 2009	$49.0

     Additionally, an escrow agreement between Philips and Imation entered into on October 29, 2007 will terminate. Imation and Philips will execute instructions to the escrow agent for the escrow balance of $3.5 million to be released to us resulting in expected net litigation settlement payments of $16.5 million in 2009.
Note 9 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2009 were as follows:

	Three Months	Six Months
	Ended	Ended
(In millions)	June 30, 2009	June 30, 2009
Restructuring
Severance and severance-related expense	$2.3	$6.7
Lease termination costs	—	0.9

Total restructuring	2.3	7.6
Pension settlement	5.2	5.2
Asset impairment	2.3	2.3
Other	—	0.2

Total	$9.8	$15.3

     During the three months ended June 30, 2009, we recorded severance and severance-related expense of $2.2 million for personnel reductions under our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. The corporate redesign restructuring program further accelerates the alignment of our cost structure with our strategic direction by reducing selling, general and administrative expenses. We are reducing costs by rationalizing accounts and products and through simplifying our corporate structure globally. We also recorded severance and severance-related costs of $0.1 million related to our TDK recording media restructuring costs program which began during the third quarter of 2007.
     During the three months ended June 30, 2009, we recorded $5.2 million in pension settlement costs as well as $2.3 million of asset impairment related to our Anaheim facility classified as assets held for sale within other current assets in our Condensed Consolidated Balance Sheet as of June 30, 2009.
     During the three months ended March 31, 2009, we recorded severance and severance-related costs of $4.4 million for personnel reductions and $0.2 million related to other activities under our 2008 corporate redesign restructuring program. We also recorded lease termination costs of $0.9 million, related to our 2008 cost reduction restructuring program, which included the consolidation of our Cerritos, California activities into our Oakdale, Minnesota headquarters and is intended to gain efficiency across brands and channels and reduce costs.
     Changes in the 2008 corporate redesign restructuring program accruals for the six months ended June 30, 2009, were as follows:

	Balance as of				Balance as of
	December 31,	Additional	Currency		June 30,
(In millions)	2008	Charges	Impacts	Usage	2009
Severance and severance related	$3.9	$6.6	$0.4	$(7.0)	$3.9
Lease termination costs	0.5	0.9	—	(1.4)	—
     On a cumulative basis from our fourth quarter of 2008, through June 30, 2009, the status of the 2008 corporate redesign restructuring program accruals was as follows:

					Balance as of
	Initial Program	Additional	Currency	Cumulative	June 30,
(In millions)	Amounts	Charges	Impacts	Usage	2009
Severance and severance related	$4.9	$6.6	$0.4	$(8.0)	$3.9
Lease termination costs	0.5	0.9	—	(1.4)	—

	Initial			Balance as of
	Headcount		Cumulative	June 30,
	Amounts	Additions	Reductions	2009
Total employees affected	203	32	(176)	59
Note 10 — Taxes
     We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination in May 2008 of one of our U.S. subsidiary’s (Memorex Products Inc.) federal income tax returns for the years ended June 30, 2005 and June 30, 2006 and a stub period ended April 28, 2006. Further, an IRS audit of the 2006 and 2007 Imation Corp. and subsidiaries U.S. consolidated tax returns began in the fourth quarter of 2008. Some state and foreign jurisdiction tax years remain open to examination for years before 2006. We believe any additional assessments for years before 2006 will not be material to our consolidated financial statements.
     The effective income tax rate for the three months ended June 30, 2009 and 2008 were 39.5 percent and 32.1 percent, respectively. The effective income tax rate for the six months ended June 30, 2009 and 2008 was 36.4 percent and 37.0 percent, respectively. The changes in the effective rate were primarily due to the mix of taxable loss/income by country.
     Our net deferred tax assets were $93.4 million and $78.7 million as of June 30, 2009 and December 31, 2008, respectively. Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives. We anticipate for the year ending December 31, 2009 that we will report a three year cumulative tax loss in the United States primarily due to the 2008 goodwill impairment and the 2009 litigation settlement. Given these factors are nonrecurring in nature; we concluded the net deferred taxes at June 30, 2009 and December 31, 2008 do not require any additional valuation allowances. If future results from our operations are less than projected, particularly in our primary markets, or if further intangible asset impairments are incurred, a valuation allowance may be required to reduce a portion or all of our deferred tax assets. This could have a material impact on our results of operations and financial position in the period in which the additional valuation allowance is recorded.

     Taxes collected from customers and remitted to governmental authorities that were included in revenue for the three months ended June 30, 2009 and 2008 were $14.2 million and $21.3 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue in the six months ended June 30, 2009 and 2008 were $27.9 million and $40.6 million, respectively.
Note 11 — Segment Information
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
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense, impairment expense, the litigation settlement charge and restructuring and other expenses which are not allocated to the segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net Revenue
Americas	$169.4	$190.2	$325.9	$404.9
Europe	117.9	185.3	253.2	361.4
Asia Pacific	93.1	113.3	196.0	227.6
Electronic Products	47.5	58.2	79.0	84.0

Total	$427.9	$547.0	$854.1	$1,077.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Operating Income (Loss)
Americas	$14.4	$17.5	$26.4	$41.3
Europe	0.8	7.2	2.5	12.9
Asia Pacific	3.3	8.0	9.0	15.7
Electronic Products	(1.2)	0.6	(5.1)	(2.1)
Corporate and unallocated	(74.9)	(21.1)	(97.8)	(36.1)

Total	$(57.6)	$12.2	$(65.0)	$31.7

     Corporate and unallocated amounts above include litigation settlement expense and restructuring and other expense of $49.0 million and $9.8 million for the three months ended June 30, 2009, respectively, and $49.0 million and $15.3 million for the six months ended June 30, 2009, respectively. Corporate and unallocated amounts above include restructuring and other expense of $4.0 million and $4.7 million for the three and six month periods ended June 30, 2008, respectively.

     We have four major product categories: optical, magnetic, flash media, and electronic products, accessories and other. Net revenue by product category was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net Revenue
Optical products	$207.2	$264.3	$418.5	$525.9
Magnetic products	114.6	166.4	237.5	344.5
Flash media products	20.0	27.0	40.4	53.9
Electronic products, accessories and other	86.1	89.3	157.7	153.6

Total	$427.9	$547.0	$854.1	$1,077.9

Note 12 — Derivative Financial Instruments
     Effective January 1, 2009, we adopted SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133, which expands the quarterly and annual disclosure requirements for our derivative instruments and hedging activities.
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forwards, option contracts, and option combination strategies, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows.
     We are exposed to the risk of nonperformance by our counterparties in foreign currency forward and option contracts, but we do not anticipate nonperformance by any of these counterparties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits, and by using major international banks and financial institutions as counterparties.
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
     The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows as of June 30, 2009:

		Fair Value
		Other	Other
	Notional	current	current
(In millions)	amount	assets	liabilities
Cash flow hedges designated as hedging instruments	$274.1	$0.7	$(2.2)
Other hedges not receiving hedge accounting	146.0	0.1	(0.4)

Total	$420.1	$0.8	$(2.6)

     The derivative gains and losses in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2009, were as follows:

Pretax gain/(loss) on
	Pretax gain/(loss)	effective portion of
	recognized in	derivative	Pretax gain/(loss)
	other	reclassification from	recognized in the
	comprehensive	accumulated other	Condensed
	income on	comprehensive income	Statement of
	effective portion	to cost of goods sold,	Operations in other
(In millions)	of derivative	net	expense, net
Cash flow hedges designated as hedging instruments	$(4.6)	$—	$—
Other hedges not receiving hedge accounting	—	—	(10.4)

Total	$(4.6)	$—	$(10.4)

     The derivative gains and losses in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2009, were as follows:

Pretax gain/(loss) on
	Pretax gain/(loss)	effective portion of
	recognized in	derivative	Pretax gain/(loss)
	other	reclassification from	recognized in the
	comprehensive	accumulated other	Condensed
	income on	comprehensive income	Statement of
	effective portion	to cost of goods sold,	Operations in other
(In millions)	of derivative	net	expense, net
Cash flow hedges designated as hedging instruments	$0.5	$0.8	$—
Other hedges not receiving hedge accounting	—	—	(9.7)

Total	$0.5	$0.8	$(9.7)

Note 13 — Fair Value Measurements
Fair value of financial instruments
     Effective January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements, (SFAS 157) for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted SFAS 157 for financial assets and liabilities in 2008. The adoption of SFAS 157 did not have a material impact on our fair value measurements. Effective June 30, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The adoption of these recent accounting pronouncements did not have a material impact on our fair value measurements or on our condensed consolidated financial position, results of operations or cash flows.
     As of June 30, 2009 and 2008, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair values as discussed below.
Assets and liabilities that are measured at fair value on a recurring basis:
     As of June 30, 2009, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts, and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).

     Our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, were as follows:

		Quoted prices in
		active markets	Significant other
		for identical	observable	Unobservable
	June 30,	assets	inputs	inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)
Derivative assets	0.8	—	0.8	—
Derivative liabilities	(2.6)	—	(2.6)	—

Total	$(1.8)	$—	$(1.8)	$—

Assets and liabilities that are measured at fair value on a non-recurring basis:
     As of June 30, 2009, we held certain fixed assets available for sale. Included in these assets is our Anaheim facility which was closed as part of the restructuring announcements in 2008. As such, the facility has been held for sale. During the three months ended June 30, 2009, we determined the fair value of the Anaheim facility less estimated costs to sell was less than the recorded cost. Fair value was estimated based on current letters of intent received from third parties. As such, we recorded an impairment of $2.3 million to reduce the book value to the fair value less estimated costs to sell. The impairment related to the facility is included in the restructuring and other expense line item on the Condensed Consolidated Statements of Operations.
     Our nonfinancial assets that are measured at fair value on a non-recurring basis as of June 30, 2009, were as follows:

		Quoted prices in
		active markets	Significant other		Total losses included in earnings
		for identical	observable	Unobservable	for the periods ended June 30,
	June 30,	assets	inputs	inputs	2009
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)	Three Months	Six Months
Long-lived asset held for sale	13.0	—	13.0	—	(2.3)	(2.3)

Total	$13.0	$—	$13.0	$—	$(2.3)	$(2.3)

Note 14 — Litigation, Commitments and Contingencies
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such general indemnifications. In accordance with SFAS No. 5, Accounting for Contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2009, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2009, would not be material to our financial position.
Philips
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we will pay Philips $53 million over a period of three years. As a result of the settlement, we recorded a charge, based on the present value of these payments, of approximately $49 million or $0.81 per share (after the effect of taxes) for the three and six month periods ended June 30, 2009. See Note 8 herein for additional information.

SanDisk
     On October 24, 2007, SanDisk Corporation (SanDisk) filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringes these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.
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
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808; and 6,947,332) from the case. On April 10, 2009, the Administrative Law Judge issued his Initial Determination that the asserted patent claim of U.S. Patent No. 7,137,011 was invalid and not infringed and also finding that U.S. Patent No. 6,673,424 was not infringed. SanDisk filed a Petition for Review on May 4, 2009 to ask the ITC to review the Initial Determination. The ITC is expected to rule on SanDisk’s Petition for Review by October 23, 2009.
     Some of our suppliers are already licensed by SanDisk. We are also generally indemnified by our suppliers against claims for patent infringement. Additionally, our suppliers have indicated that they will be providing us with USB flash drives with different controllers, which SanDisk has stipulated are not covered by U.S. Patent No. 6,763,424. Therefore, at this time, we do not believe that either of the SanDisk actions will have a material adverse impact on our financial statements.
Note 15 — Recently Issued Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165), to require the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. Further, the statement requires disclosure of the nature of all non-recognized subsequent events and an estimate of the financial effect, or a statement that such an estimate cannot be made. We are required to adopt the new standard effective for all interim and annual periods after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162 (SFAS 168 or the Codification), as the single authoritative source for accounting principles generally accepted in the United States of America (GAAP), replacing the mix of accounting standards that have evolved over the last fifty plus years. While not intended to change GAAP, the Codification significantly changes the way in which accounting literature is organized. It will now be organized by accounting topic, which is intended to enable users to more quickly identify the guidance that applies to a specific accounting issue. The Codification is effective for financial statements that cover interim and annual periods after September 15, 2009. We have determined that the adoption of the Codification will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of June 30, 2009, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
August 7, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp. is a Delaware corporation whose primary businesses are (1) the development, manufacturing, sourcing, marketing and distribution of removable data storage media products and accessories and (2) sourcing and distribution of a range of audio and video consumer electronic products and accessories. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We sell our removable data storage media products across multiple technology platforms or “pillars” — magnetic media, recordable optical media, flash drives and removable and external hard drives. We sell our products in approximately 100 countries around the world, primarily under the Imation, Memorex and TDK Life on Record brand names. We also have distribution agreements under which we distribute certain removable data storage media products under other brands as well, including International Business Machines Corp., Sun Microsystems Inc., Hewlett Packard Co. and Exabyte. Our consumer electronic products and accessories are sold primarily under the Memorex, TDK Life on Record and XtremeMac brand names, primarily in North America. Except for certain magnetic tape media formats, we do not manufacture the products we sell and distribute. We seek to differentiate these products through unique designs, product positioning, packaging, merchandising, and branding. We source these products from a variety of third party manufacturers.
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
     Demand for data storage capacity is expected to grow slowly for the next several years, driven by the growth of information in digital form, the growth of complex databases as a result of new hardware and software applications, increased ability to access data remotely and across multiple locations, increased regulatory requirements for record retention and the pervasive use of the Internet. This increased quantity of data has put data security and archiving at the forefront of critical business processes. Further, the continued growth in the variety and functionality of consumer electronic devices has historically increased demand for a range of convenient, low-cost removable data storage media to capture, store, edit and manage data, photographs, video, images and music. Within the data storage media industry, the magnetic tape market remains important to Imation across a substantial installed base of commercial information technology users, a relatively small number of competitors and high barriers to entry. Imation enjoys a leading market share, significant intellectual property portfolio, solid industry reputation and relationships among key original equipment manufacturers (OEMs). Many of our legacy tape formats, which are proprietary or semi-proprietary, have the highest gross profit margins among all our products.
     We also participate in the audio and video and accessories marketplace of the much larger consumer electronics market. Our consumer electronics market includes traditional analog-based audio and video devices as well as digital-based audio and video hardware and accessories for recording and replaying audio and video content. Our accessories portion of the market includes cases, cleaning and labeling products, cables and connectors sold through retail outlets and distribution channels. Both consumer electronic products and accessories are primarily sourced from manufacturers throughout Asia. Consumer electronic products are sold based on a variety of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price.
     The global consumer electronics market is a very large and highly diverse market in terms of competitors, channels and products. Our current product offerings focus on a subset of this market. Products we sell include CD and DVD players, LCD displays (flat panel televisions and digital picture frames), iPod® accessories, MP3 players, karaoke machines, and alarm clocks and clock-radios sold primarily under the Memorex brand name. We compete primarily in mass merchant channels for second tier brand preference in the United States and are expanding into Canada, Mexico and Europe with the Memorex brand, targeting female consumers, and the XtremeMac brand, targeting the Apple enthusiast.
     The significant and rapid downturn in the global economy has negatively affected demand for both our commercial and consumer product lines, and is impacting suppliers, distributors and channel partners. We have seen softness in the markets we participated in during 2008 and we have planned for these trends to continue throughout 2009.

Executive Summary
Consolidated Results of Operations for the Six Months Ended June 30, 2009
•	Revenue of $854.1 million for the six months ended June 30, 2009 was down 20.8 percent compared with $1,077.9 million in the same period last year.

•	Litigation settlement expense of $49.0 million and restructuring and other expense of $15.3 million for the six months ended June 30, 2009.

•	Operating loss of $65.0 million for the six months ended June 30, 2009, compared with operating income of $31.7 million in the same period last year.

•	Diluted loss per share was $1.29 for the six months ended June 30, 2009, compared with diluted earnings per share of $0.48 for the same period last year.
Cash Flow/Financial Condition for the Six Months Ended June 30, 2009
•	Cash and cash equivalents totaled $89.2 million as of June 30, 2009, compared with $96.6 million at December 31, 2008.
•	Cash flow provided by operating activities was $6.3 million for the six months ended June 30, 2009, compared with $78.3 million in the same period last year.
Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$427.9	$547.0	-21.8%	$854.1	$1,077.9	-20.8%
     Our worldwide revenue for the three months ended June 30, 2009 compared with the same period last year, was negatively impacted by overall price erosion of 11 percent, volume declines of 7 percent and unfavorable foreign currency translation of 4 percent. The continuing soft economy, particularly given our exposure to the financial sector, and the nature of the mature markets of some of our legacy tape products resulted in revenue declines in optical products of $57.1 million, magnetic products of $51.8 million, flash products of $7.0 million and electronic products, accessories and other products of $3.2 million.
     Our worldwide revenue for the six months ended June 30, 2009 compared with the same period last year, was negatively impacted by overall price erosion of 10 percent, overall volume declines of 7 percent and unfavorable foreign currency translation of 4 percent. The continuing soft economy, particularly given our exposure to the financial sector, and the nature of the mature markets of some of our legacy tape products resulted in revenue declines in optical products of $107.4 million, magnetic products of $107.0 million and flash products of $13.5 million, offset by revenue growth in electronic products, accessories and other products of $4.1 million.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Gross profit	$66.0	$94.9	-30.5%	$135.0	$193.6	-30.3%
Gross margin	15.4%	17.3%		15.8%	18.0%
     Our gross margin as a percent of revenue for the three month and six month periods ended June 30, 2009 decreased compared with the same periods last year, driven by changes in product mix associated mainly with revenue declines in higher margin tape products, partially offset by improved gross margins on optical products.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Selling, general and administrative	$60.1	$72.7	-17.3%	$125.7	$144.6	-13.1%
As a percent of revenue	14.0%	13.3%		14.7%	13.4%
     The decrease in SG&A expense for the three months ended June 30, 2009, compared with the same period last year, was primarily due to benefits from restructuring actions and aggressive cost control. SG&A included litigation expense of $6.5 million and $2.3 million during the three months ended June 30, 2009 and 2008, respectively, related primarily to the Philips dispute.
     The decrease in SG&A expense for the six months ended June 30, 2009, compared with the same period last year, was primarily due to benefits from restructuring actions and aggressive cost control. SG&A included litigation expense of $13.0 million and $3.0 million during the six months ended June 30, 2009 and 2008, respectively, related primarily to the Philips dispute.
Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Research and development	$4.7	$6.0	-21.7%	$10.0	$12.6	-20.6%
As a percent of revenue	1.1%	1.1%		1.2%	1.2%
     R&D expense as a percent of revenue for the three and six month periods ended June 30, 2009, compared with the same periods last year, remained flat. The decrease in expense compared to the same period last year was due to our restructuring actions and aggressive cost control actions.
Litigation Settlement

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Litigation settlement	$49.0	$—	NM	$49.0	$—	NM
As a percent of revenue	11.5%	—%		5.7%	—%

NM -	Not Meaningful
     A litigation settlement charge of $49.0 million was recorded for the three and six month periods ended June 30, 2009. We entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We have been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we will pay Philips $53 million over a period of three years. As a result of the settlement, we recorded a charge in the second quarter of 2009, based on the present value of these payments, of $49.0 million. The pre-tax cash impact for 2009 will be approximately $16.5 million, occurring during the second half of this year.
Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Restructuring and other	$9.8	$4.0	NM	$15.3	$4.7	NM
As a percent of revenue	2.3%	0.7%		1.8%	0.4%

NM -	Not Meaningful
     Restructuring and other expense was $9.8 million and $15.3 million for the three and six month periods ended June 30, 2009, respectively. For the three and six months ended June 30, 2009, we recorded $5.2 million and $2.3 million of pension settlement and asset impairment charges, respectively. We also recorded $2.3 and $7.6 million of restructuring charges for the three and six month periods ended June 30, 2009, respectively, mainly related to our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. This program further accelerates the alignment of our cost structure by reducing SG&A expense. See Note 9 to the Condensed Consolidated Financial Statements herein.

     Restructuring and other expense was $4.0 million for the three months ended June 30, 2008, primarily related to restructuring charges of $7.1 million offset by income of $2.3 million associated with a TDK post-closing purchase price adjustment. Restructuring charges for the three months ended June 30, 2008 were related to lease termination costs of $1.9 million associated with the full settlement of a leased office space no longer utilized and severance and severance-related costs of $2.5 million.
Operating (Loss) Income

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Operating (loss) income	$(57.6)	$12.2	NM	$(65.0)	$31.7	NM
As a percent of revenue	(13.5)%	2.2%		(7.6)%	2.9%

NM -	Not Meaningful
     Our operating loss for the three and six month periods ended June 30, 2009, compared with operating income for the same periods last year, was driven by litigation settlement expense, lower revenues and lower gross margins as well as higher restructuring and other charges, all discussed above.
Other (Income) and Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Interest income	$(0.2)	$(0.7)	-71.4%	$(0.4)	$(1.6)	-75.0%
Interest expense	0.3	0.3	0.0%	0.7	1.0	-30.0%
Other expense, net	3.3	2.0	65.0%	10.9	3.4	NM

Total	3.4	1.6	112.5%	11.2	2.8	300.0%
As a percent of revenue	0.8%	0.3%		1.3%	0.3%

NM -	Not Meaningful
     The increase in other expense for the three months ended June 30, 2009, compared with the same period last year, was driven by additional foreign currency losses of $0.8 million offset by lower interest income of $0.5 million.
     The increase in other expense for the six months ended June 30, 2009, compared with the same period last year, was driven by a reserve of $4.0 million related to a note receivable from one of our commercial partners whose financial condition had significantly deteriorated, as well as additional foreign currency exchange losses of $3.1 million and lower interest income of $1.2 million.
Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Income tax provision (benefit)	$(24.1)	$3.4	NM	$(27.7)	$10.7	NM
Effective tax rate	39.5%	32.1%		36.4%	37.0%

NM -	Not Meaningful
     The effective income tax rate for the three months ended June 30, 2009 was 39.5 percent compared with 32.1 percent in the same period last year. The effective rate increase was due primarily to the mix of taxable loss/income by country.
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
     Information related to our segments is as follows:
Data Storage Media
     Americas

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$169.4	$190.2	-10.9%	$325.9	$404.9	-19.5%
Operating income	14.4	17.5	-17.7%	26.4	41.3	-36.1%
As a percent of revenue	8.5%	9.2%		8.1%	10.2%
     The Americas segment is our largest segment comprising 39.6 percent of our total revenue for the three months ended June 30, 2009 and 38.2 percent of our total revenue for the six months ended June 30, 2009. Our revenue decrease for the three months ended June 30, 2009, compared with the same period last year, was mainly due to price declines of approximately 12 percent partly offset by volume increases of approximately 2 percent. From a product perspective, we experienced revenue declines primarily in magnetic, consumer electronics and flash products offset by an increase in optical. Our revenue decrease for the six months ended June 30, 2009, compared with the same period last year, was mainly due to price declines of approximately 11 percent and volume declines of approximately 8 percent. From a product perspective, we experienced revenue declines in all products except hard disk drives.
     The decrease in operating income as a percentage of revenue for the three months ended June 30, 2009, compared with the same period last year, was driven by lower gross profit in magnetic and consumer electronic products partly offset by higher gross profit in optical and lower SG&A expense. The decrease in operating income as a percentage of revenue for the six months ended June 30, 2009, compared with the same period last year, was driven by lower gross profit in magnetic, flash and consumer electronic products offset by higher gross profit in optical and lower SG&A expense.
     Europe

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$117.9	$185.3	-36.4%	$253.2	$361.4	-29.9%
Operating income	0.8	7.2	-88.9%	2.5	12.9	-80.6%
As a percent of revenue	0.7%	3.9%		1.0%	3.6%
     The Europe segment comprised 27.6 percent of our total revenue for the three months ended June 30, 2009 and 29.6 percent of our total revenue for the six months ended June 30, 2009. Our revenue decrease for the three months ended June 30, 2009, compared with the same period last year, was due to overall volume decreases of approximately 20 percent, unfavorable foreign currency impacts of approximately 9 percent and price declines of approximately 7 percent. From a product perspective, we experienced revenue declines in all products except consumer electronics. Our revenue decrease for the six months ended June 30, 2009, compared with the same period last year, was due to volume declines of approximately 16 percent, unfavorable foreign currency impacts of approximately 8 percent and price declines of approximately 6 percent. From a product perspective, we experienced revenue declines in all products except consumer electronics and hard disk drives. We anticipate that our GDM joint venture will be wound down by the end of 2009 as a result of the litigation settlement previously discussed. This joint venture contributed $27.8 million and $50.5 million of revenue for the three months ended June 30, 2009 and 2008, respectively, and $57.5 million and $86.6 million of revenue for the six months ended June 30, 2009 and 2008, respectively.

     The decrease in operating income for the three and six month periods ended June 30, 2009, compared with the same periods last year, was driven by lower sales and gross profit in our optical and magnetic products partly offset by lower SG&A expense.
     Asia Pacific (APAC)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$93.1	$113.3	-17.8%	$196.0	$227.6	-13.9%
Operating income	3.3	8.0	-58.8%	9.0	15.7	-42.7%
As a percent of revenue	3.5%	7.1%		4.6%	6.9%
     The APAC segment comprised 21.8 percent of our total revenue for the three months ended June 30, 2009 and 22.9 percent of our total revenue for the six months ended June 30, 2009. Our revenue decrease for the three months ended June 30, 2009, compared with the same period last year, was due to price declines of approximately 20 percent and unfavorable foreign currency impacts of approximately 4 percent partly offset by overall volume increases of approximately 6 percent. Our revenue decrease for the six months ended June 30, 2009, compared with the same period last year, was due to price declines of approximately 18 percent, unfavorable foreign currency impacts of approximately 7 percent partly offset by overall volume increases of approximately 11 percent. From a product perspective, the decreases in revenue for the three and six month periods ended June 30, 2009, compared with the same periods last year, were mainly driven by a decrease in optical, magnetic, audio and video tape and flash product sales as a result of the continuing economic slowdown, partly offset by an increase in hard disk drive and services revenue.
     The decreases in operating income as a percentage of revenue for the three and six month periods ended June 30, 2009, compared with the same periods last year, were driven by lower gross profit in optical and magnetic products partly offset by lower SG&A expense.
Electronic Products

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$47.5	$58.2	-18.4%	$79.0	$84.0	-6.0%
Operating (loss) income	(1.2)	0.6	NM	(5.1)	(2.1)	NM
As a percent of revenue	(2.5)%	1.0%		(6.5)%	(2.5)%

NM - Not Meaningful
     The Electronic Products segment comprised 11.1 percent of our total revenue for the three months ended June 30, 2009 and 9.2 percent of our total revenue for the six months ended June 30, 2009. The decline in revenue for the three months ended June 30, 2009, compared with the same period last year, was driven primarily by decreased video product sales. The decrease in revenue for the six months ended June 30, 2009, compared with the same period last year, was driven primarily by decreased video product sales partly offset by increased audio product sales.
     The change in the Electronic Products segment’s operating (loss) income as a percentage of revenue for the three months ended June 30, 2009, compared with the same period last year, was driven mainly by lower gross profit in video products. The increase in the Electronic Products segment’s operating loss as a percentage of revenue for the six months ended June 30, 2009, compared with the same period last year, was driven by mainly by lower gross profit in video products and inventory charges associated with excess inventory.
Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Operating costs	$74.9	$21.1	NM	$97.8	$36.1	NM

NM - Not Meaningful
     The corporate and unallocated loss includes amounts which are not allocated to the business units in our evaluation of segment performance such as R&D expense, corporate expense, stock-based compensation expense, the litigation settlement charge and restructuring and other expense. Operating loss included the litigation settlement charge and restructuring and other expense of $49.0 million and $9.8 million for the three months ended June 30, 2009, respectively, and $49.0 million and $15.3 million for the six months ended June 30, 2009, respectively. Operating loss included restructuring and other expense of $4.0 million and $4.7 million for the three and six month periods ended June 30, 2008, respectively.

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
     Changes in foreign currency exchange rates for the three and six months ended June 30, 2009 negatively impacted worldwide revenue by 4.2 and 4.3 percent, respectively, compared with the same periods last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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
Financial Position
     Our cash and cash equivalents balance as of June 30, 2009 was $89.2 million, a decrease of $7.4 million from $96.6 million as of December 31, 2008. The decrease was primarily due to capital expenditures of $7.2 million, debt issuance costs of $2.9 million and the effects of exchange rates on cash of $4.4 million, partly offset by operating cash inflows of $6.3 million.
     Accounts receivable days sales outstanding was 65 days as of June 30, 2009, up 2 days from December 31, 2008. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
     Days of inventory supply was 80 days as of June 30, 2009, down 2 days from December 31, 2008. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days.
     Our other current assets balance as of June 30, 2009 was $161.7 million, an increase of $23.6 million from $138.1 million as of December 31, 2008. The increase was mainly due to additional prepaid taxes, higher foreign value added tax assets and higher deferred income tax assets.
     Our accounts payable balance as of June 30, 2009 was $234.9 million, a decrease of $61.2 million from $296.1 million as of December 31, 2008. The decrease in accounts payable was due to lower purchasing levels and payments made through June 30, 2009.
     Our other liabilities balance as of June 30, 2009 was $98.4 million, an increase of $24.3 million from $74.1 million as of December 31, 2008. The increase was caused by our long-term liability to Philips recorded as a result of our litigation settlement.

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2009	2008
Net (loss) income	$(48.5)	$18.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21.3	25.3
Deferred income taxes	(20.4)	2.2
Stock-based compensation	3.8	4.6
Asset impairments	2.3	—
Note receivable reserve	4.0	—
Pension settlement	5.2	—
Litigation settlement	49.0	—
Other	0.7	(0.2)
Changes in operating assets and liabilities, net of effects from acquisitions	(11.1)	28.2

Net cash provided by operating activities	$6.3	$78.3

     Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash provided by operating activities for the six months ended June 30, 2009 was driven by net loss of $48.5 million as adjusted by non-cash items including the Philips litigation settlement charge of $49.0 million, and cash payments of $19.4 million to TDK for a post-closing purchase price adjustment for previously unfiled European value added tax (VAT) returns, $16.1 million under our restructuring programs and $2.3 million of pension funding partially offset by an income tax refund of $6.4 million.
     Cash provided by operating activities of $78.3 million in the six months ended June 30, 2008 was driven by net income as adjusted for non-cash items of $50.1 million including depreciation and amortization charges of $25.3 million. The cash flows from operating activities were further impacted by the changes in our operating assets and liabilities which provided cash of $28.2 million.
Cash Flows Used in Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2009	2008
Capital expenditures	$(7.2)	$(6.5)
Acquisitions, net of cash acquired	—	(15.0)
Acquisition of minority interest	—	(8.0)
Proceeds from sale of assets	0.8	—
Other, net	—	0.1

Net cash used in investing activities	$(6.4)	$(29.4)

     Cash used in investing activities for the six months ended June 30, 2009 included $7.2 million of capital expenditures of which $2.9 million related to tenant improvements associated with certain leased out office space in our Oakdale, Minnesota headquarters. During the six months ended June 30, 2008, cash used in investing activities included $6.5 million of capital expenditures and acquisition related outflows of $23.0 million, including $8.0 million in payment for the acquisition of the minority interest in Imation Corporation Japan, $7.0 million for the acquisition of XtremeMac and payment for the TDK working capital settlement of $6.5 million.
Cash Flows Used in Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2009	2008
Debt repayment	$—	$(31.3)
Purchase of treasury stock	—	(26.4)
Exercise of stock options	—	0.4
Debt issuance costs	(2.9)	—
Dividend payments	—	(12.0)

Net cash used in financing activities	$(2.9)	$(69.3)

     Cash used in financing activities for the six months ended June 30, 2009 was due to payments made to obtain our line of credit during the second quarter of 2009. Cash used in financing activities of $69.3 million in the six months ended June 30, 2008 included payment of $31.3 million to repay Memcorp promissory notes, common stock repurchases of $26.4 million and dividend payments of $12.0 million.

     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 30, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of December 31, 2008, we had repurchased 0.7 million shares under the latest authorization. We did not repurchase shares for the three months ended June 30, 2009. As of June 30, 2009, we held, in total, 5.2 million shares of treasury stock acquired at an average price of $25.1 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of June 30, 2009.
     On January 30, 2009, our Board of Directors suspended the quarterly cash dividend. We paid a cash dividend of $0.16 per share, or $6.0 million, for the first quarter of 2008 and $0.16 per share, or $6.0 million, during the second quarter of 2008.
     On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to our prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. The Credit Agreement was most recently amended on June 3, 2009 to provide a more consistent amount of availability under the credit agreement, accomplished in part by changing the form of the credit facility such that the availability is now based on the value of certain assets and generally removing limitations to availability based on income levels. In addition, we have decreased the overall size of the facility. Specifically, Imation Corp. and Imation Enterprises Corp. (collectively, the “Borrowers” or “we,” “us” or “our”) entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with a consortium of lenders (the “Lenders”) and Bank of America, N.A., as Administrative Agent and L/C Issuer (the “Agent”). The Third Amendment amended our Credit Agreement dated as of March 29, 2006 (as amended by the Amendment to Credit Agreement dated as of July 24, 2007 and the Second Amendment to Credit Agreement dated April 25, 2008) among the Borrowers, the Agent and the other Lenders (collectively the “Credit Agreement”). The Third Amendment results in a reduction of the senior revolving credit facility to an amount up to $200,000,000 (the “Credit Facility”), including a $75,000,000 sub-limit for letters of credit, that we may use (i) to pay fees, commissions and expenses in connection with the Credit Facility and (ii) for ongoing working capital requirements, capital expenditures and other general corporate purposes. Pricing has also been adjusted as the result of the Third Amendment. Through December 31, 2009, borrowings under the Credit Agreement will bear interest at a rate equal to (i) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.50% or (ii) the Base Rate (as defined in the Credit Agreement) plus 2.50%. Commencing January 1, 2010, the applicable margins for the Eurodollar Rate and the Base Rate will be subject to adjustments based on average daily Availability (as defined in the Credit Agreement), as set forth in the definition of “Applicable Rate” in the Credit Agreement. Advances under the Credit Facility are limited to the lesser of (a) $200,000,000 and (b) the “Borrowing Base.” The Borrowing Base is equal to the following:
•	up to 85% of eligible accounts receivable; plus

•	up to the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus

•	up to 60% of the appraised fair market value of eligible real estate at closing (the “Original Real Estate Value”), such Original Real Estate Value to be reduced each calendar month by 1/84th, provided, that the Original Real Estate Value shall not exceed $40,000,000; plus

•	such other classes of collateral as may be mutually agreed upon and at advance rates as may be determined by the Agent; minus

•	such reserves as the Agent may establish in good faith.
     The Credit Agreement expires on March 29, 2012, and contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; and compliance with applicable laws and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Credit Agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Credit Agreement. Imation Corp. was in compliance with all covenants it was required to be in compliance with as of June 3, 2009. Our obligations under the Credit Agreement continue to be guaranteed by the material domestic subsidiaries of Imation Corp. (the “Guarantors”) and, by virtue of the Third Amendment, are now secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of the Borrowers and the Guarantors.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Credit Agreement discussed above. As of June 30, 2009, there were no borrowings outstanding under such arrangements.

     Our remaining liquidity needs for 2009 include the following: net litigation settlement payments of $16.5 million, capital expenditures of approximately $8 million, restructuring payments of approximately $10 million related to the remaining accrual for restructuring programs implemented in 2007 and 2008, pension funding of approximately $3 million to $8 million, operating lease payments of approximately $4 million, and any additional amounts associated with TDK post-closing purchase price adjustment for previously unfiled European value added tax returns. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
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
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes to our contractual obligations for the first six months of 2009.
Fair Value Measurements
     See Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes to these accounting policies for the first six months of 2009.
Recently Issued Accounting Pronouncements
     See Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Subsequent Event
     See Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information with respect to the litigation settlement subsequent event.
Forward-Looking Statements and Risk Factors
     We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the SEC and in our reports to shareholders.
     Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include continuing uncertainty in global and regional economic conditions; the volatility of the markets in which we operate; the future financial and operating performance of major customers and industries served, our ability to successfully implement our strategy; our ability to successfully defend our intellectual property rights; the possibility that our goodwill, deferred tax assets, or other assets may become further impaired; the rate of revenue decline for certain existing products; the competitive pricing environment and its possible impact on profitability and inventory valuations; our ability to meet our revenue growth and cost reduction targets; our ability to successfully integrate our acquisitions and achieve the anticipated benefits, including synergies, in a timely manner; our ability to continue realizing the benefits from our global manufacturing strategy for magnetic data storage products and the related restructuring; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; our ability to efficiently source, warehouse and distribute our products globally; our ability to secure and maintain adequate shelf and display space over time at retailers which conduct semi-annual or annual line reviews; our ability to achieve the expected benefits from our strategic relationships and distribution agreements; foreign currency fluctuations; our ability to secure adequate supply of certain high demand products at acceptable prices; the outcome of any pending or future litigation; the ready availability and price of energy and key raw materials or critical components; our ability to successfully manage multiple brands globally; the market acceptance of newly introduced product and service offerings, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Except for the paragraphs noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2008. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     As of June 30, 2009, we had $420.1 million notional amount of foreign currency forward and option contracts of which $146.0 million hedged recorded balance sheet exposures. This compares to $595.4 million notional amount of foreign currency forward and option contracts as of December 31, 2008, of which $99.0 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2009 by $21.1 million.
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we will pay Philips $53 million over a period of three years. See Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2009, the end of the period covered by this report, the Vice Chairman and Chief Executive Officer, Frank P. Russomanno, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of June 30, 2009, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2009, would not be material to our financial position.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips had asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary, Global Data Media (GDM), was not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license did not apply to Imation’s acquisition of Memorex; (4) the cross-license did not apply to DVD discs; (5) certain Philips patents that were not covered by the cross-license were infringed by Imation; and (6) as a result, Imation owed Philips royalties for the prior and future sales of CD and DVD discs. We believed that these allegations were without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Ltd. (MBI), Imation’s partner in GDM. Philips alleged that (1) the cross-license did not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM was not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM was a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringed various patents that would otherwise have been licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringed one or more patents that were not covered by the cross-license. Philips originally claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M Company to Imation. Philips did not contest Imation’s Motion and on November 26, 2007, the parties filed a stipulation affirming that the cross-license was validly assigned to Imation.
     On April 7, 2008, Philips amended its counterclaims to (1) add claims that DVD discs sold by Imation infringed its patents, and (2) withdrew its specific claim of $655 million in damages in favor of the more general “damages in an amount to be proved at trial.”
     On May 27, 2008, Philips filed a Motion for Judgment on the Pleadings that the cross-license did not apply to subsidiaries acquired or formed by Imation after March 1, 2000. Under this interpretation, the license would not have applied to GDM or Memorex Products, Inc. Imation disagreed with this interpretation.
     The parties held court ordered settlement discussions from June through September 2008, however, no agreement was reached during that time.
     On October 1, 2008, Imation filed a Motion for Leave to amend its Complaint. On November 18, 2008, the Magistrate Judge denied Imation’s Motion. Imation filed its Objection to the Magistrate Judge’s Order and on February 2, 2009, the Court affirmed the Magistrate Judge’s decision.

     On November 26, 2008, the Court issued a decision granting Philips’ Motion for Judgment on the pleadings relating to subsidiaries formed after March 1, 2000. Following this ruling, Imation and MBI filed a Motion for the Court to certify the ruling on this issue as final under FRCP 54(b) allowing for an interlocutory appeal to the Court of Appeals for the Federal Circuit. The Court granted this Motion on January 21, 2009 and on January 23, 2009, Imation filed its Notice of Appeal with the Court of Appeals for the Federal Circuit. Oral argument before the Court of Appeals was held on June 2, 2009.
     On December 1, 2008, MBI filed two patent-related Summary Judgment Motions. A hearing on these Motions was held on January 16, 2009. These motions were denied in February and March 2009.
     A hearing took place May 4 and May 5, 2009 during which the court considered evidence from the parties on the appropriate meanings of relevant words used in the patent claims.
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we will pay Philips $53 million over a period of three years. As a result of the settlement, we recorded a charge, based on the present value of these payments, of approximately $49 million or $0.81 per share in the second quarter of 2009. The discount rate applied in the calculation of present value is comparable to our 3-year corporate borrowing rate in an arm’s length transaction.
     Although we were not a party to this lawsuit, on August 15, 2007, Philips initiated a lawsuit against MBI in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI had made a claim for indemnification of its legal expenses and potential liabilities for damages that were and are being incurred with respect to this claim as well as the US litigation described above. We entered into an agreement with Moser Baer which fully satisfies our obligation to indemnify MBI for any and all reasonable legal expenses incurred regarding the MBI indemnification.
SanDisk
     On October 24, 2007, SanDisk Corporation (SanDisk) filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over twenty other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringes these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.
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
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808; and 6,947,332) from the case. On April 10, 2009, the Administrative Law Judge issued his Initial Determination that the asserted patent claim of U.S. Patent No. 7,137,011 was invalid and not infringed and also finding that U.S. Patent No. 6,673,424 was not infringed. SanDisk filed a Petition for Review on May 4, 2009 to ask the ITC to review the Initial Determination. The ITC is expected to rule on SanDisk’s Petition for Review by October 23, 2009.
     Some of our suppliers are already licensed by SanDisk. We are also generally indemnified by our suppliers against claims for patent infringement. Additionally, our suppliers have indicated that they will be providing us with USB flash drives with different controllers, which SanDisk has stipulated are not covered by U.S. Patent No. 6,763,424. Therefore, at this time, we do not believe that either of the SanDisk actions will have a material adverse impact on our financial statements.
Item 1A. Risk Factors.
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
      On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we will pay Philips $53 million over a period of three years. See Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable
Item 3. Defaults Upon Senior Securities.
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting of Shareholders held on May 6, 2009, the shareholders approved the following:
a)	A proposal to elect three Class I directors of Imation to serve for three-year terms ending in 2012, as follows:

Directors	Voted For	Votes Withheld
Michael S. Fields	30,313,458	2,795,266
Ronald T. LeMay	31,738,319	1,370,405
L. White Matthews, III	31,827,248	1,281,476
There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class II directors with a term ending in 2010: Charles A. Haggerty, Frank P. Russomanno, Glen A. Taylor and Daryl J. White; Class III directors with a term ending in 2011: Linda W. Hart, Raymond Leung and Charles Reich.
b)	A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm of Imation for the year ending December 31, 2009. The proposal received 32,856,888 votes for and 202,080 against ratification. There were 49,755 abstentions and no broker non-votes.
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.
     The following documents are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1*	Form of amended and restated Severence Agreement with Executive Officers

10.2**	Third Amendment to Credit Agreement among Imation Corp. and Imation Enterprises Corp. as borrowers, Bank of America, N.A. as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of June 3, 2009.

15.1	An awareness letter from Imation’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date: August 7, 2009	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1*	Form of amended and restated Severence Agreement with Executive Officers

10.2**	Third Amendment to Credit Agreement among Imation Corp. and Imation Enterprises Corp. as borrowers, Bank of America, N.A. as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of June 3, 2009.

15.1	An awareness letter from Imation’s independent registered public accounting firm regarding unaudited interim financial statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.