Form 10-Q
period 2009-09-30
IMATION CORP
filed 2009-11-05
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,076,339 shares of Common Stock, par value $0.01 per share, were outstanding at November 2, 2009.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue	$401.3	$475.9	$1,197.8	$1,467.1
Cost of goods sold	336.8	397.4	1,003.0	1,200.9

Gross profit	64.5	78.5	194.8	266.2

Selling, general and administrative expense	50.4	69.6	174.3	212.7
Research and development expense	4.9	5.6	14.9	18.2
Litigation settlement expense	—	—	49.0	—
Restructuring and other expense	7.5	14.3	22.8	19.0

Total	62.8	89.5	261.0	249.9

Operating income (loss)	1.7	(11.0)	(66.2)	16.3

Other (income) and expense
Interest income	(0.1)	(0.9)	(0.5)	(2.5)
Interest expense	0.8	0.3	1.5	1.3
Other expense, net	1.5	2.6	12.2	5.7

Total	2.2	2.0	13.2	4.5

(Loss) income from continuing operations before income taxes	(0.5)	(13.0)	(79.4)	11.8

Income tax (benefit) provision	(0.2)	(5.6)	(28.1)	3.2

(Loss) income from continuing operations	(0.3)	(7.4)	(51.3)	8.6

Discontinued operations:

(Loss) income from operations of discontinued businesses, net of income taxes	(0.1)	1.5	2.4	3.7

(Loss) income from discontinued operations	(0.1)	1.5	2.4	3.7
Net (loss) income	$(0.4)	$(5.9)	$(48.9)	$12.3

(Loss) earnings per common share — basic:
Continuing operations	$(0.01)	$(0.20)	$(1.37)	$0.23
Discontinued operations	—	0.04	0.06	0.10
Net income	(0.01)	(0.16)	(1.30)	0.33

(Loss) earnings per common share — diluted:
Continuing operations	$(0.01)	$(0.20)	$(1.37)	$0.23
Discontinued operations	—	0.04	0.06	0.10
Net income	(0.01)	(0.16)	(1.30)	0.33

Weighted average shares outstanding:
Basic	37.6	37.3	37.5	37.5
Diluted	37.6	37.3	37.5	37.6

Cash dividend paid per common share	$—	$0.16	$—	$0.48
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$111.0	$96.6
Accounts receivable, net	296.1	378.3
Inventories, net	320.4	363.2
Other current assets	170.4	138.1

Total current assets	897.9	976.2
Property, plant and equipment, net	115.3	122.4
Intangible assets, net	341.0	357.0
Goodwill	23.5	23.5
Other assets	38.8	43.2

Total assets	$1,416.5	$1,522.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$219.5	$296.1
Accrued payroll	17.7	12.5
Other current liabilities	177.9	195.0

Total current liabilities	415.1	503.6
Other liabilities	83.7	74.1
Commitments and contingencies	—	—
Shareholders’ equity	917.7	944.6

Total liabilities and shareholders’ equity	$1,416.5	$1,522.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(48.9)	$12.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.2	38.7
Deferred income taxes	(12.9)	5.0
Asset impairments	2.3	—
Stock-based compensation	5.6	7.0
Pension settlement	10.9	—
Note receivable reserve	4.0	—
Litigation settlement	49.0	—
Non-cash restructuring and other charges	—	9.2
Other	1.8	1.0
Changes in operating assets and liabilities:
Litigation settlement payment	(20.0)	—
Accounts receivable	88.6	148.5
Inventories	50.4	0.4
Other assets	(25.0)	(15.7)
Accounts payable	(81.8)	(55.9)
Accrued payroll and other liabilities	(31.3)	(64.0)

Net cash provided by operating activities	24.9	86.5

Cash Flows from Investing Activities:
Capital expenditures	(9.2)	(9.7)
Acquisitions, net of cash acquired	—	(15.0)
Acquisition of minority interest	—	(8.0)
Other, net	0.8	0.1

Net cash used in investing activities	(8.4)	(32.6)

Cash Flows from Financing Activities:
Debt repayment	—	(31.3)
Purchase of treasury stock	—	(26.4)
Dividend payments	—	(17.9)
Exercise of stock options	—	0.6
Debt issuance costs	(2.9)	—

Net cash used in financing activities	(2.9)	(75.0)

Effect of exchange rate changes on cash and cash equivalents	0.8	(1.6)

Net change in cash and cash equivalents	14.4	(22.7)
Cash and cash equivalents — beginning of period	96.6	135.5

Cash and cash equivalents — end of period	$111.0	$112.8

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
     The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses for the reporting periods. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
     The December 31, 2008 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     As a result of the wind down of our Global Data Media (GDM) business joint venture during the three months ended September 30, 2009, these operations are presented in our Condensed Consolidated Financial Statements as discontinued operations for all periods presented. See Note 3 for additional information.
     All subsequent events have been evaluated through November 5, 2009, the date at which these financial statements were issued.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Weighted average number of shares outstanding during the period	37.6	37.3	37.5	37.5
Dilutive effect of stock-based compensation plans	—	—	—	0.1

Weighted average number of diluted shares outstanding during the period	37.6	37.3	37.5	37.6

     Options to purchase approximately 5,050,000 and 4,680,000 shares for the three and nine month periods ended September 30, 2009, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding. Options to purchase approximately 4,500,000 and 3,720,000 shares for the three and nine month periods ended September 30, 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted shares outstanding.

Note 3 — Discontinued Operations
     Discontinued operations during the three months ended September 30, 2009 were related to the wind down of the GDM joint venture. The wind down resulted from the Philips litigation settlement on July 13, 2009. See Note 9 for additional detail regarding the litigation settlement. GDM was a joint venture created to market optical media products with Moser Baer India Ltd. (MBI). Since the inception of the joint venture in 2003, we held a 51 percent ownership in the business. As the controlling shareholder, we have historically consolidated the results of the joint venture in our financial statements. GDM was included partially in the Americas and Europe segments. See Note 12 for additional detail regarding the impact of discontinued operations on the Americas and Europe segments.
     The results of discontinued operations for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net revenue	$13.9	$51.6	$71.5	$138.3
Income before income taxes	—	2.1	2.7	6.2
Income tax provision	0.1	0.6	0.3	2.5

Total discontinued operations	$(0.1)	$1.5	$2.4	$3.7

Note 4 — Supplemental Balance Sheet Information

	September 30,	December 31,
(In millions)	2009	2008
	(Unaudited)
Accounts Receivable
Accounts receivable	$330.4	$414.9
Less allowances	(34.3)	(36.6)

Accounts receivable, net	$296.1	$378.3

Inventories
Finished goods	$285.8	$337.1
Work in process	13.0	9.0
Raw materials and supplies	21.6	17.1

Total inventories, net	$320.4	$363.2

Other Current Assets
Deferred income taxes	$60.0	$51.5
Assets held for sale (1)	20.5	22.5
Other	89.9	64.1

Total other current assets	$170.4	$138.1

Property, Plant and Equipment
Property, plant and equipment	$355.6	$427.4
Less accumulated depreciation	(240.3)	(305.0)

Property, plant and equipment, net	$115.3	$122.4

Other Assets
Deferred income taxes	$28.3	$31.4
Other	10.5	11.8

Total other assets	$38.8	$43.2

	September 30,	December 31,
(In millions)	2009	2008
	(Unaudited)
Other Current Liabilities
Rebates	$68.8	$75.6
Employee separation costs	3.9	14.5
Litigation settlement liability	7.9	—
Other	97.3	104.9

Total other current liabilities	$177.9	$195.0

Other Liabilities
Pension	$37.8	$49.0
Deferred income taxes	4.1	4.2
Litigation settlement liability	21.5	—
Other	20.3	20.9

Total other liabilities	$83.7	$74.1

     (1) As part of our restructuring programs, we ended operations and exited our Anaheim, California distribution center as well as our Camarillo, California manufacturing facility, which are being actively marketed for sale. We met the held for sale criteria outlined in the accounting guidance for the sale of a long-lived asset. Accordingly, the book value of the building and property was transferred in the quarter ended September 30, 2008 into other current assets, and is no longer being depreciated. During the three months ended June 30, 2009, we determined the fair value of the Anaheim facility less estimated costs to sell was less than the recorded cost. As such, we recorded an impairment of $2.3 million during the second quarter of 2009 to reduce the book value to the fair value less estimated costs to sell the facility.
Note 5 — Intangible Assets and Goodwill
     Intangible assets as of September 30, 2009 and December 31, 2008 were as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
September 30, 2009
Cost	$333.3	$61.2	$63.6	$7.7	$465.8
Accumulated amortization	(31.6)	(56.6)	(29.9)	(6.7)	(124.8)

Net	$301.7	$4.6	$33.7	$1.0	$341.0

December 31, 2008
Cost	$333.1	$56.9	$62.9	$8.1	$461.0
Accumulated amortization	(23.2)	(51.9)	(22.7)	(6.2)	(104.0)

Net	$309.9	$5.0	$40.2	$1.9	$357.0

     We perform our annual test for goodwill impairment as of November 30th each year. Based on the assessment completed during the fourth quarter of 2008, we recorded $34.7 million of goodwill impairment, with goodwill of $23.5 million remaining in the Electronic Products reporting unit. Based on our Electronic Products reporting unit results, we believe that there is no impairment at September 30, 2009. However, due to the ongoing uncertainty in market conditions which may negatively impact the market value of this reporting unit, we will continue to monitor and evaluate the carrying value of goodwill and our intangible assets. If our future performance for this reporting unit is not equal to or greater than our planned expectations, there would be an increased likelihood the $23.5 million of goodwill in this reporting unit would be impaired.

Note 6 — Comprehensive (Loss) Income
     Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
(In millions)	2009	2008
Cumulative currency translation adjustment	$(48.2)	$(54.9)
Pension adjustments, net of income tax	(19.2)	(28.6)
Cash flow hedging and other, net of income tax	(2.3)	(1.5)

Total accumulated other comprehensive loss	$(69.7)	$(85.0)

     Comprehensive income (loss) for the three and nine month periods ended September 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net (loss) income	$(0.4)	$(5.9)	$(48.9)	$12.3
Currency translation adjustment	7.7	(19.5)	6.7	(5.4)
Pension liability adjustments, net of income tax:
Net actuarial gain (loss)	4.6	(7.5)	8.9	(7.4)
Less: amortization of costs included in net periodic pension cost	0.2	—	0.4	0.1
Cash flow hedging and other, net of income tax	(1.0)	2.3	(0.8)	0.7

Total comprehensive income (loss)	$11.1	$(30.6)	$(33.7)	$0.3

Note 7 — Stock-Based Compensation
     We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program (Directors Plan). We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan). We also have restricted stock units outstanding under our 2005 Incentive Plan and 2008 Incentive Plan. As of September 30, 2009, there were 2,361,371 shares available for grant under our 2008 Incentive Plan. No further shares are available for grant under the Employee Plan, Directors Plan, 2000 Incentive Plan or 2005 Incentive Plan.
     Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations associated with the Stock Plans for the three months ended September 30, 2009 and 2008 was $1.3 million and $2.8 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $5.2 million and $7.0 million, respectively.
Stock Options
     The following table summarizes our stock option activity for the nine months ended September 30, 2009:

		Weighted
		Average
	Stock Options	Exercise Price
Outstanding December 31, 2008	4,103,756	$32.09
Granted	1,026,622	9.74
Exercised	—	—
Forfeited	(395,285)	28.21

Outstanding September 30, 2009	4,735,093	$27.57

Exercisable as of September 30, 2009	2,739,249	$33.90

     The weighted average grant date fair value of options that were granted during the nine months ended September 30, 2009 was $3.95. Our weighted average assumptions used in the valuation of options were volatility of 41.2 percent, risk-free rate of 2.1 percent, expected life of 65 months and dividend yield of zero for the nine months ended September 30, 2009. As of September 30, 2009, there was $15.6 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.6 years.

Note 8 — Retirement Plans
Employer Contributions
     During the nine months ended September 30, 2009, we contributed $7.4 million to our pension plans. We presently anticipate contributing additional amounts of $1.0 million to $3.0 million to fund our pension plans in 2009.
     In connection with actions taken under our previously announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States has declined significantly. Participants in our U.S. pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan have elected to receive. In accordance with U.S. GAAP guidance related to employers’ accounting for settlements of defined benefit pension plans and for termination benefits, once lump sum payments in 2009 exceeded our 2008 service and interest costs, a partial settlement event occurred and, therefore, we recognized a pro rata portion of the previously unrecognized net actuarial loss. As a result, we incurred partial settlement losses of $5.2 million and $1.0 million in the second and third quarters of 2009, respectively, which were recorded in restructuring and other expense on our Condensed Consolidated Statements of Operations. Lastly, we remeasured the funded status of our U.S. plan at the end of the second and third quarters of 2009.
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
     In connection with actions taken under our previously announced restructuring programs, we fully terminated a defined benefit pension plan in Canada. We purchased annuities to fully fund our obligation and removed the Company from future liability. A full settlement event occurred and, therefore, in accordance with U.S. GAAP guidance related to pension settlement accounting, we recognized the previously unrecognized net actuarial position and incurred a settlement loss of $4.6 million, which is included in restructuring and other expense on our Condensed Consolidated Statements of Operations.
     The assets of our pension plans are valued at fair value primarily using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks.
Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$0.7	$1.1	$0.2	$0.2	$2.1	$4.3	$0.6	$0.6
Interest cost	1.4	1.3	0.9	0.9	4.2	4.9	2.5	2.8
Expected return on plan assets	(1.5)	(1.6)	(0.8)	(1.2)	(4.9)	(6.0)	(2.4)	(3.3)
Amortization of unrecognized items	0.1	—	0.1	—	0.2	0.1	0.2	0.1

Net periodic pension cost	$0.7	$0.8	$0.4	$(0.1)	$1.6	$3.3	$0.9	$0.2
Settlement	1.0	2.5	4.6	—	6.2	2.5	4.6	—
Curtailment	—	0.7	—	—	—	0.7	—	—

Total pension costs	$1.7	$4.0	$5.0	$(0.1)	$7.8	$6.5	$5.5	$0.2

Note 9 — Litigation Settlement
     On July 13, 2009, after a lengthy litigation process, we entered into a confidential settlement agreement and recorded a litigation settlement charge of $49.0 million for the three months ended June 30, 2009 and the nine months ended September 30, 2009 related to an ongoing dispute with Philips (defined below). A summary of this case is as follows:
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation

(collectively, Philips). Philips had asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary at the time, GDM, was not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license did not apply to Imation’s acquisition of Memorex; (4) the cross-license did not apply to DVD discs; (5) certain Philips patents that were not covered by the cross-license were infringed by Imation; and (6) as a result, Imation owed Philips royalties for the prior and future sales of CD and DVD discs. We believed that these allegations were without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and MBI, Imation’s partner in GDM. Philips alleged that (1) the cross-license did not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM was not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM was a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringed various patents that would otherwise have been licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringed one or more patents that were not covered by the cross-license. Philips originally claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action.
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
     A hearing took place May 4 and 5, 2009 during which the court considered evidence from the parties on the appropriate meanings of relevant words used in the patent claims.
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53.0 million. As part of the settlement, Imation, Philips and MBI jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. We placed $20.0 million in escrow in July 2009, which is to be released to Philips upon MBI receiving approval from the Reserve Bank of India of its agreement with Philips and final dismissal of all related litigations. That approval has not yet been received. We will pay an additional $33.0 million over a period of three years. As a result of the settlement, we recorded a charge, based on the present value of these payments, of $49.0 million or $0.81 per share (after the effect of taxes) in the second quarter of 2009. The discount rate applied in the calculation of present value is comparable to our 3-year corporate borrowing rate in an arm’s length transaction. During the three months ended September 30, 2009, we recorded interest expense of $0.3 million which represents the fair value accretion of the recorded liability.

     On November 3, 2009, the United States Court of Appeals for the Federal Circuit issued a ruling despite the request for a stay. The ruling was in our favor and reversed the district court judgment of November 26, 2008. This ruling has no impact on the settlement agreement entered into on July 13, 2009.
     Although we were not a party to this lawsuit, on August 15, 2007, Philips initiated a lawsuit against MBI in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI had made a claim for indemnification of its legal expenses and potential liabilities for damages that were incurred with respect to this claim as well as the U.S. litigation described above. We entered into an agreement with MBI which fully satisfies our obligation to indemnify MBI for any and all reasonable legal expenses incurred regarding the MBI indemnification.
     The following settlement payments reflect future amounts to be paid to Philips, exclusive of the $20.0 million deposited in escrow in July 2009, in accordance with the terms of the settlement:

Future
(In millions)	Payments
2010	$8.2
2011	8.3
2012	16.5

Total undiscounted payments	$33.0
Adjustment for present value using 6% discount rate	(3.7)

Total liability recognized in the Condensed Consolidated Balance Sheet as of September 30, 2009	$29.3

     Additionally, an escrow agreement between Philips and Imation entered into on October 29, 2007 is expected to terminate during the fourth quarter of 2009. The release of the $3.5 million escrow balance to us will result in net Philips settlement payments of $16.5 million during 2009.
Note 10 — Restructuring and Other Expense
     The components of our total restructuring and other expense included in the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2009 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In millions)	2009	2009
Restructuring
Severance and severance-related expense	$1.8	$8.5
Lease termination costs	0.1	1.0

Total restructuring	1.9	9.5
Pension settlements (Note 8)	5.6	10.8
Asset impairments	—	2.3
Other	—	0.2

Total	$7.5	$22.8

     During the three months ended September 30, 2009, we recorded severance and severance-related costs of $1.6 million and $0.1 million of lease termination costs under our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. The corporate redesign restructuring program further accelerates the alignment of our cost structure with our strategic direction by reducing selling, general and administrative expenses. We are reducing costs by rationalizing accounts and products and through simplifying our corporate structure globally. We also recorded severance and severance-related costs of $0.2 million related to our TDK recording media restructuring costs program which began during the third quarter of 2007 and $5.6 million of pension settlement costs. See Note 8 herein for additional information regarding the pension settlement costs.
     During the three months ended June 30, 2009, we recorded severance and severance-related costs of $2.2 million for personnel reductions under our 2008 corporate redesign restructuring program, $5.2 million of pension settlement costs and $2.3 million of asset impairments related to our Anaheim facility which is classified as assets held for sale within other current assets in our Condensed Consolidated Balance Sheet as of September 30, 2009. We also recorded severance and severance-related costs of $0.1 million related to our TDK recording media restructuring costs program.

     During the three months ended March 31, 2009, we recorded severance and severance-related costs of $4.4 million for personnel reductions and $0.2 million related to other activities under our 2008 corporate redesign restructuring program. We also recorded lease termination costs of $0.9 million related to our 2008 cost reduction restructuring program, which included the consolidation of our Cerritos, California activities into our Oakdale, Minnesota headquarters from which we intend to gain efficiency across brands and channels and reduce costs.
     Changes in the 2008 corporate redesign restructuring program accruals for the nine months ended September 30, 2009 were as follows:

	Balance as of				Balance as of
	December 31,	Additional	Currency		September 30,
(In millions)	2008	Charges	Impacts	Usage	2009
Severance and severance related	$3.9	$8.5	$0.5	$(9.0)	$3.9
Lease termination costs	0.5	1.0	—	(1.5)	—
     On a cumulative basis from our fourth quarter of 2008 through September 30, 2009, the status of the 2008 corporate redesign restructuring program accruals was as follows:

	Initial Period				Balance as of
	Program	Additional	Currency	Cumulative	September 30,
(In millions)	Amounts	Charges	Impacts	Usage	2009
Severance and severance related	$4.9	$8.5	$0.5	$(10.0)	$3.9
Lease termination costs	0.5	1.0	—	(1.5)	—

	Initial
	Period			Balance as of
	Headcount		Cumulative	September 30,
	Amounts	Additions	Reductions	2009
Total employees affected	203	54	(205)	52
Note 11 — Taxes
     We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an audit of the 2006 and 2007 Imation Corp. and subsidiaries U.S. consolidated tax returns in the fourth quarter of 2008. The IRS completed during the quarter an examination of one of our U.S. subsidiary’s (Memorex Products Inc.) federal income tax returns for the years ended June 30, 2005 and June 30, 2006 and a stub period ended April 28, 2006 with no material assessments.
     The effective income tax rate for the three months ended September 30, 2009 and 2008 was 40.0 percent and 43.1 percent, respectively. The effective income tax rate for the nine months ended September 30, 2009 and 2008 was 35.4 percent and 27.1 percent, respectively. The changes in the effective rate were primarily due to the mix of taxable loss/income by country.
     Our net deferred tax assets were $88.3 million and $78.7 million as of September 30, 2009 and December 31, 2008, respectively. Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards and tax planning alternatives. We anticipate for the year ending December 31, 2009 that we will report a three-year cumulative tax loss in the United States primarily due to the 2008 goodwill impairment and the 2009 litigation settlement. Given these factors are nonrecurring in nature, we concluded the net deferred taxes at September 30, 2009 and December 31, 2008 do not require any additional valuation allowances. If future results from our operations are less than projected, particularly in our primary markets, or if further intangible asset impairments are incurred, a valuation allowance may be required to reduce a portion or all of our deferred tax assets. This could have a material impact on our results of operations and financial position in the period in which the additional valuation allowance is recorded.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue for the three months ended September 30, 2009 and 2008 were $14.2 million and $18.2 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue in the nine months ended September 30, 2009 and 2008 were $42.1 million and $58.7 million, respectively.

Note 12 — Segment Information
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net Revenue
Americas	$162.4	$186.9	$478.0	$578.2
Europe	95.4	127.7	301.3	416.0
Asia Pacific	91.5	99.4	287.5	327.0
Electronic Products	52.0	61.9	131.0	145.9

Total	$401.3	$475.9	$1,197.8	$1,467.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Operating Income (Loss)
Americas	$15.8	$16.4	$42.4	$58.1
Europe	1.5	3.1	2.5	13.1
Asia Pacific	3.0	7.8	12.0	23.5
Electronic Products	(0.8)	(4.4)	(5.9)	(6.5)
Corporate and unallocated	(17.8)	(33.9)	(117.2)	(71.9)

Total	$1.7	$(11.0)	$(66.2)	$16.3

     Corporate and unallocated amounts above include restructuring and other expense of $7.5 million and $22.8 million for the three and nine months ended September 30, 2009, respectively. Additionally, Corporate and unallocated amounts above include litigation settlement expense of $49.0 million for the nine months ended September 30, 2009. Corporate and unallocated amounts above include restructuring and other expense of $14.3 million and $19.0 million for the three and nine months ended September 30, 2008, respectively. No litigation settlement expense was incurred during the nine months ended September 30, 2008.

     We have four major product categories: optical, magnetic, flash media and electronic products, accessories and other. Net revenue by product category was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net Revenue
Optical products	$182.9	$203.5	$543.9	$642.7
Magnetic products	109.0	154.2	346.4	498.7
Flash media products	20.3	22.8	60.7	76.7
Electronic products, accessories and other	89.1	95.4	246.8	249.0

Total	$401.3	$475.9	$1,197.8	$1,467.1

Note 13 — Derivative Financial Instruments
     Effective January 1, 2009, we adopted a newly issued accounting standard which expanded the quarterly and annual disclosure requirements for our derivative instruments and hedging activities.
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forwards, option contracts and option combination strategies, to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows.
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
     We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive income (loss) with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statement of Operations in the same line as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively, with deferred gains and losses being recognized in current period operations.
Other Hedges
     We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets, and all changes in their fair value are immediately recognized in the Condensed Consolidated Statements of Operations.
     The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows as of September 30, 2009:

		Fair Value
		Other	Other
	Notional	current	current
(In millions)	amount	assets	liabilities
Cash flow hedges designated as hedging instruments	$137.1	$—	$(2.0)
Other hedges not receiving hedge accounting	98.0	0.1	(0.4)

Total	$235.1	$0.1	$(2.4)

     The derivative gains and losses in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2009 were as follows:

		Pretax gain/(loss) on
	Pretax gain/(loss)	effective portion of	Pretax gain/(loss)
	recognized in other	derivative reclassification	recognized in the
	comprehensive income	from accumulated other	Condensed Statement of
	on effective portion	comprehensive income to cost	Operations in other
(In millions)	of derivative	of goods sold, net	expense, net
Cash flow hedges designated as hedging instruments	$(1.0)	$(1.2)	$—
Other hedges not receiving hedge accounting	—	—	(3.8)

Total	$(1.0)	$(1.2)	$(3.8)

     The derivative gains and losses in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009 were as follows:

		Pretax gain/(loss) on
	Pretax gain/(loss)	effective portion of	Pretax gain/(loss)
	recognized in other	derivative reclassification	recognized in the
	comprehensive income	from accumulated other	Condensed Statement of
	on effective portion	comprehensive income to cost	Operations in other
(In millions)	of derivative	of goods sold, net	expense, net
Cash flow hedges designated as hedging instruments	$(0.4)	$(0.4)	$—
Other hedges not receiving hedge accounting	—	—	(13.3)

Total	$(0.4)	$(0.4)	$(13.3)

Note 14 — Fair Value Measurements
Fair value of financial instruments
     Effective January 1, 2009, we adopted a newly issued accounting standard for the fair value measurement of our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. The standard provided guidance on determining fair value measurements and significantly expanded the required disclosures for assets and liabilities measured at fair value. We previously adopted the same standard for all financial assets and liabilities in 2008. The adoption of the new standard did not have a material impact on our fair value measurements. Effective June 30, 2009, we adopted additional standards for fair value measurements which further expanded the guidance provided in the standards adopted in 2008 and January 1, 2009. These new standards provided guidance on the measurement of fair value when the volume and level of activity has significantly decreased, identifying transactions that are not orderly and expanded interim disclosures on financial instruments. The adoption of these recent accounting pronouncements did not have a material impact on our fair value measurements or on our condensed consolidated financial position, results of operations or cash flows.
     As of September 30, 2009 and 2008, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair values as discussed below.
Assets and liabilities that are measured at fair value on a recurring basis:
     As of September 30, 2009, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).

     Our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, were as follows:

		Quoted prices in
		active markets for	Significant other
	September 30,	identical assets	observable inputs	Unobservable inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$0.1	$—	$0.1	$—
Derivative liabilities	(2.4)	—	(2.4)	—

Total	$(2.3)	$—	$(2.3)	$—

Assets and liabilities that are measured at fair value on a non-recurring basis:
     As of September 30, 2009, we held certain fixed assets available for sale. Included in these assets is our Anaheim facility which was closed as part of the restructuring announcements in 2008. During the three months ended June 30, 2009, we determined the fair value of the Anaheim facility less estimated costs to sell was less than the recorded cost. Fair value was estimated based on current letters of intent received from third parties. As such, we recorded an impairment of $2.3 million during the second quarter of 2009 to reduce the book value to the fair value less estimated costs to sell. The impairment related to the facility is included in restructuring and other expense on the Condensed Consolidated Statements of Operations. Based on the most recent letters of intent, we have determined the Anaheim facility remains at fair value as of September 30, 2009 and no additional impairment was recorded during the three months ended September 30, 2009.
     Our nonfinancial assets that are measured at fair value on a non-recurring basis as of September 30, 2009 were as follows:

		Quoted prices in	Significant other		Total losses included in earnings
		active markets for	observable	Unobservable	for the periods ended
	September 30,	identical assets	inputs	inputs	September 30, 2009
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)	Three Months	Nine Months
Long-lived asset held for sale	$13.0	$—	$13.0	$—	$—	$(2.3)

Total	$13.0	$—	$13.0	$—	$—	$(2.3)

Note 15 — Litigation, Commitments and Contingencies
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such general indemnifications. In accordance with U.S. GAAP guidance for contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2009, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2009, would not be material to our financial position.
Philips
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As part of the settlement, Imation, Philips and MBI jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. As a result of the settlement, we recorded a charge based on the present value of these payments of $49.0 million in the second quarter of 2009. We placed $20.0 million in escrow in July 2009, which is to be released to Philips upon MBI receiving approval from the Reserve Bank of India of its agreement with Philips and final dismissal of all related litigations. That approval has not yet been received. We will pay an additional $33.0 million over a period of three years. Additionally, we recorded interest expense of $0.3 million for the three and nine month periods ended September 30, 2009, which represents the fair value accretion of the recorded liability. See Note 9 herein for additional information.

     On November 3, 2009, the United States Court of Appeals for the Federal Circuit issued a ruling despite the request for a stay. The ruling was in our favor and reversed the district court judgment of November 26, 2008. This ruling has no impact on the settlement agreement entered into on July 13, 2009.
SanDisk
     On October 24, 2007, SanDisk Corporation (SanDisk) filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over 20 other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringes these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over 20 other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States.
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808 and 6,947,332) from the case. On April 10, 2009, the Administrative Law Judge issued his Initial Determination that the asserted patent claim of U.S. Patent No. 7,137,011 was invalid and not infringed and also finding that U.S. Patent No. 6,673,424 was not infringed. SanDisk filed a Petition for Review on May 4, 2009 to ask the ITC to review the Initial Determination. In August 2009 the ITC declined to review the Administrative Law Judge’s ruling with respect to the 7,137,011 Patent, but agreed to review the ruling with respect to the 6,763,424 Patent. On October 23, 2009, the ITC issued its Final Notice affirming the Administrative Law Judge’s ruling that none of the claims of the 6,763,424 Patent were infringed. SanDisk has filed an appeal to the Court of Appeals for the Federal Circuit concerning the ITC’s ruling on the 7,137,011 Patent.
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
Note 16 — Recently Issued Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (FASB) issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance also includes identifying circumstances that indicate a transaction is not orderly for fair value measurements. We adopted the new guidance as of the period ending June 30, 2009. The adoption of the newly issued guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this issuance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments with limited exceptions and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. We adopted the new guidance as of the period ending June 30, 2009. The adoption of the newly issued guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued guidance to require the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. Further, the guidance requires disclosure of the nature of all non-recognized subsequent events and an estimate of the financial effect, or a statement that such an estimate cannot be made. We adopted the new guidance as of the period ending June 30, 2009. The adoption of the newly issued guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single authoritative source for U.S. GAAP, replacing the mix of accounting standards that have evolved over the last fifty plus years. While not intended to change U.S. GAAP, the Codification significantly changes the way in which accounting literature is organized.

It will now be organized by accounting topic, which is intended to enable users to more quickly identify the guidance that applies to a specific accounting issue. As required, we adopted this guidance for the period ended September 30, 2009. The adoption of the Codification impacts our disclosures only and did not have any material impact on our consolidated financial position, results of operations or cash flows.
     In August 2009, the FASB issued additional guidance for estimating fair value of liabilities. The new standard is required for periods beginning after August 26, 2009. We have determined that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.
Note 17 — Review Report of Independent Registered Public Accounting Firm
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Imation Corp. and its subsidiaries as of September 30, 2009, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
November 5, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp. is a Delaware corporation whose primary businesses are (1) the development, manufacturing, sourcing, marketing and distribution of removable data storage media products and accessories and (2) sourcing and distribution of a range of audio and video consumer electronic products and accessories. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We sell our removable data storage media products across multiple technology platforms or “pillars” — magnetic media, recordable optical media, flash drives and removable and external hard drives. We sell our products in approximately 100 countries, primarily under the Imation, Memorex and TDK Life on Record brand names. We also have distribution agreements under which we distribute certain removable data storage media products under other brands, including International Business Machines Corp. (IBM), Sun Microsystems Inc., Hewlett Packard Co. and Exabyte. Our consumer electronic products and accessories are sold primarily under the Memorex, TDK Life on Record and XtremeMac brand names, primarily in North America. Except for certain magnetic tape media formats, we do not manufacture the products we sell and distribute. We seek to differentiate these products through unique designs, product positioning, packaging, merchandising and branding. We source these products from a variety of third party manufacturers.
     The ongoing downturn in the global economy has negatively affected demand for both our commercial and consumer product lines, and is impacting suppliers, distributors and channel partners. We have seen softness in the markets we participated in during 2008 and 2009 and expect to see significant softness for the foreseeable future.
     The global data storage market, including hardware and services, is estimated to be in excess of $100 billion, of which the removable data storage media market is approximately $20 billion, including magnetic and optical media, flash and solid state drives, removable hard disk drives and external hard disk drives. Our removable data storage media products are designed to help users capture, create, protect, preserve and retrieve valuable digital assets. Our primary products include recordable and rewritable optical discs, magnetic tape cartridges, USB flash drives and external and removable hard drives used by business and individual customers.
     Demand for data storage capacity is expected to grow somewhat for the next several years, driven by the growth of information in digital form, the growth of complex databases as a result of new hardware and software applications, increased ability to access data remotely and across multiple locations, increased regulatory requirements for record retention and the pervasive use of the Internet. This increased quantity of data has put data security and archiving at the forefront of critical business processes. Further, the continued growth in the variety and functionality of consumer electronic devices has historically increased demand for a range of convenient, low-cost removable data storage media to capture, store, edit and manage data, photographs, video, images and music. Within the data storage media industry, the magnetic tape market remains important to us because of the substantial installed base of commercial information technology users, the relatively small number of competitors and high barriers to entry. We have a leading market share, significant intellectual property portfolio, solid industry reputation and relationships with key original equipment manufacturers (OEMs). Many of our legacy tape formats, which are proprietary or semi-proprietary, have the highest gross profit margins among all our products.
     We also participate in the audio, video and accessories portion of the large consumer electronics market. Our consumer electronics market includes both traditional analog and digital based audio and video devices for recording and replaying audio and video content. Our accessories portion of the market includes cases, cleaning and labeling products, cables and connectors sold through retail outlets and distribution channels. Consumer electronic products and accessories are primarily sourced from manufacturers throughout Asia. Sales of consumer electronic products are based on a variety of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price.
     The global consumer electronics market is very large and highly diverse in terms of competitors, channels and products. Our current product offerings focus on a subset of this market. Products we sell include CD and DVD players, LCD displays (flat panel televisions and digital picture frames), iPod® accessories, MP3 players, karaoke machines and alarm clocks and clock-radios sold primarily under the Memorex brand name. We currently compete primarily in mass merchant channels for second tier brand preference in the United States. However, we are using the Memorex brand which targets female consumers, and the XtremeMac brand which targets the Apple enthusiast, to expand our consumer electronics presence in Canada, Mexico and Europe.

Factors Affecting Comparability of our Financial Results
Discontinued Operations
•	The Global Data Media (GDM) joint venture was wound down and the GDM current and historic results have been reclassified into discontinued operations.
Executive Summary
Consolidated Results of Operations for the Nine Months Ended September 30, 2009
•	Net revenue from continuing operations of $1,197.8 million for the nine months ended September 30, 2009 was down 18.4 percent compared with $1,467.1 million in the same period last year.

•	Litigation settlement expense of $49.0 million and restructuring and other expense of $22.8 million was incurred for the nine months ended September 30, 2009.

•	Operating loss was $66.2 million for the nine months ended September 30, 2009, compared with operating income of $16.3 million in the same period last year.

•	Diluted loss per share from continuing operations was $1.37 for the nine months ended September 30, 2009, compared with diluted earnings per share from continuing operations of $0.23 for the same period last year.
Cash Flow/Financial Condition for the Nine Months Ended September 30, 2009
•	Cash and cash equivalents totaled $111.0 million as of September 30, 2009, compared with $96.6 million at December 31, 2008.

•	Cash flow provided by operating activities was $24.9 million for the nine months ended September 30, 2009, compared with $86.5 million in the same period last year.
Results of Operations
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$401.3	$475.9	-15.7%	$1,197.8	$1,467.1	-18.4%
     Our worldwide revenue for the three months ended September 30, 2009 compared with the same period last year was negatively impacted by overall volume declines of 3 percent, price erosion of 11 percent and unfavorable foreign currency translation of 2 percent. The continuing soft economy, particularly given lower magnetic media purchases from the financial sector and the mature markets for some of our legacy tape products resulted in revenue declines in magnetic products of $45.2 million, optical products of $20.6 million, electronic products, accessories and other products of $6.3 million and flash products of $2.5 million.
     Our worldwide revenue for the nine months ended September 30, 2009 compared with the same period last year was negatively impacted by overall volume declines of approximately 4 percent, price erosion of approximately 11 percent and unfavorable foreign currency translation of approximately 3 percent. The continuing soft economy, particularly given lower magnetic media purchases from the financial sector and the mature markets for some of our legacy tape products resulted in revenue declines in magnetic products of $152.3 million, optical products of $98.8 million, flash products of $16.0 million and electronic products, accessories and other products of $2.2 million.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Gross profit	$64.5	$78.5	-17.8%	$194.8	$266.2	-26.8%
Gross margin	16.1%	16.5%		16.3%	18.1%

     Our gross margin as a percent of revenue for the three and nine month periods ended September 30, 2009 decreased compared with the same periods last year, driven by changes in product mix associated mainly with revenue declines in higher margin tape products, partially offset by improved gross margins on optical products.
Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Selling, general and administrative	$50.4	$69.6	-27.6%	$174.3	$212.7	-18.1%
As a percent of revenue	12.6%	14.6%		14.6%	14.5%
     The decrease in SG&A expense for the three months ended September 30, 2009 compared with the same period last year was primarily due to benefits from restructuring actions and aggressive cost control, reduced litigation expense due to the Philips settlement, along with some one-time benefits and expense deferrals. SG&A included litigation expense of $0.1 million and $4.6 million during the three months ended September 30, 2009 and 2008, respectively, related primarily to the Philips dispute.
     The decrease in SG&A expense for the nine months ended September 30, 2009, compared with the same period last year, was primarily due to benefits from restructuring actions and aggressive cost control, partially offset by higher legal expenses. SG&A included litigation expense of $13.1 million and $7.6 million during the nine months ended September 30, 2009 and 2008, respectively, related primarily to the Philips dispute.
Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Research and development	$4.9	$5.6	-12.5%	$14.9	$18.2	-18.1%
As a percent of revenue	1.2%	1.2%		1.2%	1.2%
     The decrease in R&D expense compared to the same periods last year was due to our restructuring and aggressive cost control. R&D expense as a percent of revenue for the three and nine month periods ended September 30, 2009 remained flat compared with the same periods last year.
Litigation Settlement
     A litigation settlement charge of $49.0 million was recorded for the nine months ended September 30, 2009. On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As part of the settlement, Imation, Philips and Moser Baer India Ltd. (MBI) jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. We placed $20.0 million in escrow in July 2009, which is to be released to Philips upon MBI receiving approval from the Reserve Bank of India of its agreement with Philips and final dismissal of all related litigations. That approval has not yet been received. We will pay an additional $33.0 million over a period of three years. Based on the present value of these settlement payments, we recorded a charge in the second quarter of 2009 of $49.0 million and interest accretion of $0.3 million during the three months ended September 20, 2009. The interest accretion is recorded in the interest expense line item of the Condensed Consolidated Results of Operations.
     On November 3, 2009, the United States Court of Appeals for the Federal Circuit issued a ruling despite the request for a stay. The ruling was in our favor and reversed the district court judgment of November 26, 2008. This ruling has no impact on the settlement agreement entered into on July 13, 2009. See Note 15 to the Condensed Consolidated Financial Statements for a further description of the Philips litigation.
Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Restructuring and other	$7.5	$14.3	-47.6%	$22.8	$19.0	20.0%
As a percent of revenue	1.9%	3.0%		1.9%	1.3%

     Restructuring and other expense was $7.5 million and $22.8 million for the three and nine month periods ended September 30, 2009, respectively. For the three and nine month periods ended September 30, 2009, we recorded $5.6 million and $10.8 million of pension settlement charges, respectively. We recorded $1.9 million and $9.5 million of restructuring charges for the three and nine month periods ended September 30, 2009, respectively, mainly related to our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. This program further accelerates the alignment of our cost structure by reducing SG&A expense. See Note 10 to the Condensed Consolidated Financial Statements herein. We also recorded $2.3 million of asset impairment and $0.2 million of other charges for the nine months ended September 30, 2009.
     Restructuring and other expense was $14.3 million for the three months ended September 30, 2008 related to asset impairments of $6.0 million offset by a gain on sale of assets of $0.7 million, restructuring charges of $5.8 million and pension settlement and curtailment costs of $3.2 million. Restructuring and other expense was $19.0 million for the nine months ended September 30, 2008 related to restructuring charges of $12.9 million, pension settlement and curtailment costs of $3.2 million and asset impairments of $6.0 million, offset by a gain on sale of assets of $0.8 million and a post-closing adjustment gain on the TDK acquisition of $2.3 million.
Operating Income (Loss)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Operating income (loss)	$1.7	$(11.0)	115.5%	$(66.2)	$16.3	-506.1%
As a percent of revenue	0.4%	(2.3)%		5.5%	1.1%
     Our operating income for the three months ended September 30, 2009 improved compared with an operating loss for the same period last year. The change was primarily driven by lower operating expenses and restructuring and other charges. Our operating loss for the nine months ended September 30, 2009 compared to operating income for the same period last year was driven by litigation settlement expense, lower revenues and lower gross margins as discussed above.
Other (Income) and Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Interest income	$(0.1)	$(0.9)	-89%	$(0.5)	$(2.5)	-80%
Interest expense	0.8	0.3	167%	1.5	1.3	15%
Other expense, net	1.5	2.6	-42%	12.2	5.7	114%

Total	2.2	2.0	10%	13.2	4.5	193%
As a percent of revenue	0.5%	0.4%		1.1%	0.3%
     The decrease in interest income for the three and nine month periods ended September 30, 2009 compared with the same periods last year was driven by overall lower cash balances and significant declines in interest rates.
     The increase in interest expense for the three months ended September 30, 2009 compared with the same period last year was driven by interest accretion of $0.3 million related to the Philips litigation settlement liability as discussed above.
     The decrease in other expense for the three months ended September 30, 2009 compared with the same period last year was driven by reduced foreign currency losses slightly offset by increased bank fees.
     The increase in other expense for the nine months ended September 30, 2009 compared with the same period last year was primarily driven by a reserve of $4.0 million related to a note receivable from one of our commercial partners whose financial condition had significantly deteriorated, as well as additional year-to-date foreign currency exchange losses of $1.0 million.

Income Tax (Benefit) Provision

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Income tax (benefit) provision	$(0.2)	$(5.6)	-96.4%	$(28.1)	$3.2	978.1%
Effective tax rate	40.0%	43.1%		35.4%	27.1%
     The effective income tax rate for the three months ended September 30, 2009 was 40.0 percent compared with 43.1 percent in the same period last year. The effective rate increase was due primarily to the mix of taxable loss/income by country and the tax effect of restructuring and other charges.
     The increase in the effective income tax rate for the nine months ended September 30, 2009, compared with the same period last year, was driven by the mix of taxable loss/income by country and the tax effect of restructuring and other charges.
Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(In millions)	2009	2008	Change	2009	2008	Change
Net revenue	$13.9	$51.6	-73.1%	$71.5	$138.3	-48.3%
Income before income taxes	—	2.1	-100.0%	2.7	6.2	-56.5%
Income tax provision	0.1	0.6	-83.3%	0.3	2.5	-88.0%
Total discontinued operations	$(0.1)	$1.5	-106.7%	$2.4	$3.7	-35.1%
     Loss from discontinued operations was $0.1 million for the three months ended September 30, 2009 compared with income of $1.5 million for the same period last year. The decrease was due to the wind down of the GDM joint venture during the three months ended September 30, 2009 and overall lower revenue resulting from the continuing soft economy.
     Income from discontinued operations was $2.4 million and $3.7 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due to the wind down of the GDM joint venture during the three months ended September 30, 2009 and overall lower revenue resulting from the continuing soft economy.
Segment Results
     We operate in two broad market categories: (1) removable data storage media products and accessories (Data Storage Media) and (2) audio and video consumer electronic products and accessories (Electronic Products).
     Our Data Storage Media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines. Consumer electronic products and accessories are sold primarily through our Electronic Products segment. The Electronic Products segment is currently focused primarily in North America and primarily under the Memorex brand name.
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

Information related to our segments is as follows:
Data Storage Media
     Americas

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$162.4	$186.9	-13.1%	$478.0	$578.2	-17.3%
Operating income	15.8	16.4	-3.7%	42.4	58.1	-27.0%
As a percent of revenue	9.7%	8.8%		8.9%	10.0%
     The Americas segment is our largest segment comprising 40.4 percent of our total revenue for the three months ended September 30, 2009 and 39.9 percent of our total revenue for the nine months ended September 30, 2009. Our revenue decrease for the three months ended September 30, 2009 compared with the same period last year, was mainly due to price declines of approximately 13 percent. From a product perspective, we experienced revenue declines in magnetic, optical and flash products. Our revenue decrease for the nine months ended September 30, 2009 compared with the same period last year, was mainly due to volume declines of approximately 5 percent and price declines of approximately 12 percent. From a product perspective, we experienced revenue declines in all products except hard drives.
     GDM had revenue of $4.1 million and $12.0 million for the three months ended September 30, 2009 and 2008, respectively, and $14.3 million and $25.5 million of revenue for the nine months ended September 30, 2009 and 2008, respectively, related to the Americas segment. In accordance with generally accepted accounting principles (GAAP) guidance, GDM has been reclassified to discontinued operations and, therefore, is excluded from the table above.
     The decrease in operating income for the three months ended September 30, 2009 compared with the same period last year, was driven by lower gross profit in magnetic and optical products, partly offset by lower SG&A expense. The decrease in operating income for the nine months ended September 30, 2009 compared with the same period last year, was driven by lower gross profit in magnetic and flash partially offset by higher gross profit in optical and lower SG&A expense.
     Europe

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$95.4	$127.7	-25.3%	$301.3	$416.0	-27.6%
Operating income	1.5	3.1	-51.6%	2.5	13.1	-80.9%
As a percent of revenue	1.6%	2.4%		0.8%	3.1%
     The Europe segment comprised 23.8 percent of our total revenue for the three months ended September 30, 2009 and 25.2 percent of our total revenue for the nine months ended September 30, 2009. Our revenue decrease for the three months ended September 30, 2009, compared with the same period last year, was due to overall volume decreases of approximately 12 percent, price declines of approximately 7 percent and unfavorable foreign currency impacts of approximately 6 percent. From a product perspective, we experienced revenue declines in all products. Our revenue decrease for the nine months ended September 30, 2009, compared with the same period last year, was due to volume declines of approximately 12 percent, price declines of approximately 7 percent and unfavorable foreign currency impacts of approximately 9 percent. From a product perspective, we experienced revenue declines in all products except hard disk drives.
     GDM had revenue of $9.8 million and $39.6 million for the three months ended September 30, 2009 and 2008, respectively, and $57.2 million and $112.8 million of revenue for the nine months ended September 30, 2009 and 2008, respectively, related to the Europe segment. In accordance with GAAP guidance, GDM has been reclassified to discontinued operations and, therefore, is excluded from the table above.
     The decrease in operating income for the three and nine month periods ended September 30, 2009, compared with the same periods last year, was driven by lower sales and gross profit in our optical and magnetic products, partly offset by higher sales in consumer electronics and lower SG&A expense.

Asia Pacific (APAC)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$91.5	$99.4	-7.9%	$287.5	$327.0	-12.1%
Operating income	3.0	7.8	-61.5%	12.0	23.5	-48.9%
As a percent of revenue	3.3%	7.8%		4.2%	7.2%
     The APAC segment comprised 22.8 percent of our total revenue for the three months ended September 30, 2009 and 24.0 percent of our total revenue for the nine months ended September 30, 2009. Our revenue decrease for the three months ended September 30, 2009, compared with the same period last year, was due to price erosion of approximately 16 percent, offset by volume increases of approximately 6 percent and favorable foreign currency impacts of approximately 2 percent. Our revenue decrease for the nine months ended September 30, 2009, compared with the same period last year, was due to price declines of approximately 17 percent and unfavorable foreign currency impacts of approximately 4 percent, offset by volume increases of approximately 9 percent. From a product perspective, the decreases in revenue for the three and nine month periods ended September 30, 2009, compared with the same periods last year, were driven mainly by sales of optical, magnetic and audio and video tape, partly offset by increases in sales of hard disk drives.
     The decreases in operating income as a percentage of revenue for the three and nine month periods ended September 30, 2009, compared with the same periods last year, were driven by lower gross profit in optical and magnetic products, partly offset by lower SG&A expense.
Electronic Products

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Net revenue	$52.0	$61.9	-16.0%	$131.0	$145.9	-10.2%
Operating (loss) income	(0.8)	(4.4)	-81.8%	(5.9)	(6.5)	-9.2%
As a percent of revenue	(1.5)%	(7.1)%		(4.5)%	(4.5)%
     The Electronic Products segment comprised 13.0 percent of our total revenue for the three months ended September 30, 2009 and 10.9 percent of our total revenue for the nine months ended September 30, 2009. The decline in revenue for the three months ended September 30, 2009, compared with the same period last year, was driven by volume declines of approximately 9 percent and price erosion of approximately 7 percent. The decrease in revenue for the nine months ended September 30, 2009, compared with the same period last year, was driven by volume declines of approximately 5 percent and price erosion of approximately 5 percent. From a product perspective, the decreases in revenue for the three and nine month periods ended September 30, 2009, compared with the same periods last year, were driven by decreased video product sales, slightly offset by increased audio product sales.
     The decrease in the Electronic Products segment’s operating loss as a percentage of revenue for the three months ended September 30, 2009, compared with the same period last year, was driven mainly by improved gross profit in audio and video products.
Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Operating costs	$17.8	$33.9	-47.5%	$117.2	$71.9	63.0%
     The corporate and unallocated loss includes amounts which are not allocated to the business units in our evaluation of segment performance such as R&D expense, corporate expense, stock-based compensation expense, the litigation settlement charge and restructuring and other expense. Operating loss included restructuring and other expense of $7.5 million and $22.8 for the three and nine month periods ended September 30, 2009, respectively. Operating loss for the nine months ended September 30, 2009 also included $49.0 million of litigation settlement expense. Operating loss included restructuring and other expense of $14.3 million and $19.0 million for the three and nine month periods ended September 30, 2008, respectively. No litigation settlement expense was incurred for the nine months ended September 30, 2008.

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
     Changes in foreign currency exchange rates for the three and nine month periods ended September 30, 2009 negatively impacted worldwide revenue by 1.4 and 3.6 percent, respectively, compared with the same periods last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
     Our foreign currency hedging program attempts to manage some of the foreign currency risks over near term periods; however, these risk management activities cannot ensure that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant (see Part 1, Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report on Form 10-Q).
Financial Position
     Our cash and cash equivalents balance as of September 30, 2009 was $111.0 million, an increase of $14.4 million from $96.6 million as of December 31, 2008. The increase was primarily due to cash inflows of $45.7 million driven by improved working capital, partially offset by a litigation settlement payment in July 2009 of $20.0 million, capital expenditures of $9.2 million and debt issuance costs of $2.9 million.
     Accounts receivable days sales outstanding was 60 days as of September 30, 2009, down 3 days from December 31, 2008. The decrease is primarily due to overall lower accounts receivable balance as of September 30, 2009 compared to December 31, 2008. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
     Days of inventory supply was 84 days as of September 30, 2009, down 5 days from December 31, 2008. The decrease is a result of our overall focus on reducing inventory levels. Days of inventory supply is calculated using the current period inventory balance divided by the average of the inventoriable portion of cost of goods sold for the previous 12 months, expressed in days.
     Our other current assets balance as of September 30, 2009 was $170.4 million, an increase of $32.3 million from $138.1 million as of December 31, 2008. The increase was mainly due to additional prepaid taxes and higher deferred tax assets.
     Our accounts payable balance as of September 30, 2009 was $219.5 million, a decrease of $76.6 million from $296.1 million as of December 31, 2008. The decrease in accounts payable was due to lower purchasing levels and payments made through September 30, 2009.
     Our other liabilities balance as of September 30, 2009 was $83.7 million, an increase of $9.6 million from $74.1 million as of December 31, 2008. The increase was caused by our long-term liability to Philips recorded as a result of our litigation settlement, partially offset by a reduction in pension liabilities.

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2009	2008
Net (loss) income	$(48.9)	$12.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32.2	38.7
Deferred income taxes	(12.9)	5.0
Stock-based compensation	5.6	7.0
Asset impairments	2.3	—
Note receivable reserve	4.0	—
Pension settlement	10.9	—
Litigation settlement	49.0	—
Non-cash restructuring and other charges	—	9.2
Other	1.8	1.0
Changes in operating assets and liabilities, net of effects from acquisitions	0.9	13.3
Litigation settlement payment	(20.0)	—

Net cash provided by operating activities	$24.9	$86.5

     Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash provided by operating activities for the nine months ended September 30, 2009 was driven by net loss of $48.9 million as adjusted by non-cash items including the Philips litigation settlement charge of $49.0 million and cash payments of $20.0 million for the initial payment related to the Philips litigation settlement, $19.4 million to TDK for a post-closing adjustment for previously unfiled European value added tax (VAT) returns, $18.2 million under our restructuring programs and $9.7 million of pension funding, partially offset by an income tax refund of $6.4 million.
     Cash provided by operating activities of $86.5 million in the nine months ended September 30, 2008 was driven by net income of $12.3 million as adjusted for non-cash items including depreciation and amortization charges of $38.7 million. The cash flows from operating activities were further impacted by the changes in our operating assets and liabilities which provided cash of $13.3 million.
Cash Flows Used in Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2009	2008
Capital expenditures	$(9.2)	$(9.7)
Acquisitions, net of cash acquired	—	(15.0)
Acquisition of minority interest	—	(8.0)
Proceeds from sale of assets	0.8	—
Other, net	—	0.1

Net cash used in investing activities	$(8.4)	$(32.6)

     Cash used in investing activities for the nine months ended September 30, 2009 included $9.2 million of capital expenditures of which $3.0 million related to tenant improvements associated with certain leased out office space in our Oakdale, Minnesota headquarters. During the nine months ended September 30, 2008, cash used in investing activities included $9.7 million of capital expenditures and acquisition related outflows of $23.0 million, including $8.0 million in payment for the acquisition of the minority interest in Imation Corporation Japan, $7.0 million for the acquisition of XtremeMac and payment for the TDK working capital settlement of $6.5 million.

Cash Flows Used in Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2009	2008
Debt repayment	$—	$(31.3)
Purchase of treasury stock	—	(26.4)
Exercise of stock options	—	0.6
Debt issuance costs	(2.9)	—
Dividend payments	—	(17.9)

Net cash used in financing activities	$(2.9)	$(75.0)

     Cash used in financing activities of $2.9 million for the nine months ended September 30, 2009 was due to payments made to amend our line of credit during the second quarter of 2009. Cash used in financing activities of $75.0 million for the nine months ended September 30, 2008 included payment of $31.3 million to repay Memcorp promissory notes, common stock repurchases of $26.4 million and dividend payments of $17.9 million.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 30, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of December 31, 2008, we had repurchased 0.7 million shares under the latest authorization. We did not repurchase shares for the three months ended September 30, 2009. As of September 30, 2009, we held, in total, 5.2 million shares of treasury stock acquired at an average price of $25.1 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of September 30, 2009.
     On January 30, 2009, our Board of Directors suspended the quarterly cash dividend. We paid a cash dividend of $0.16 per share, or $6.0 million, during each of the first and second quarters of 2008 and $0.16 per share or $5.9 million in the third quarter of 2008.
     On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to our prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. The Credit Agreement was most recently amended on June 3, 2009 to provide a more consistent amount of availability under the credit agreement, accomplished in part by changing the form of the credit facility such that the availability is now based on the value of certain assets and generally removing limitations to availability based on income levels. In addition, we have decreased the overall size of the facility. Specifically, Imation Corp. and Imation Enterprises Corp. (collectively, the “Borrowers” or “we,” “us” or “our”) entered into a Third Amendment to Credit Agreement (the Third Amendment) with a consortium of lenders (the Lenders) and Bank of America, N.A., as Administrative Agent and L/C Issuer (the Agent). The Third Amendment amended our Credit Agreement dated as of March 29, 2006 (as amended by the Amendment to Credit Agreement dated as of July 24, 2007 and the Second Amendment to Credit Agreement dated April 25, 2008) among the Borrowers, the Agent and the other Lenders (collectively the Amended Credit Agreement). The Third Amendment results in a reduction of the senior revolving credit facility to an amount up to $200,000,000 (the Credit Facility), including a $75,000,000 sub-limit for letters of credit, that we may use (i) to pay fees, commissions and expenses in connection with the Credit Facility and (ii) for ongoing working capital requirements, capital expenditures and other general corporate purposes. Pricing has also been adjusted as the result of the Third Amendment. Through December 31, 2009, borrowings under the Credit Agreement will bear interest at a rate equal to (i) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.50% or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 2.50%. Commencing January 1, 2010, the applicable margins for the Eurodollar Rate and the Base Rate will be subject to adjustments based on average daily Availability (as defined in the Amended Credit Agreement), as set forth in the definition of “Applicable Rate” in the Credit Agreement. Advances under the Credit Facility are limited to the lesser of (a) $200,000,000 and (b) the “Borrowing Base.” The Borrowing Base is equal to the following:
•	up to 85% of eligible accounts receivable; plus

•	up to the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus

•	up to 60% of the appraised fair market value of eligible real estate at closing (the Original Real Estate Value), such Original Real Estate Value to be reduced each calendar month by 1/84th, provided, that the Original Real Estate Value shall not exceed $40,000,000; plus

•	such other classes of collateral as may be mutually agreed upon and at advance rates as may be determined by the Agent; minus

•	such reserves as the Agent may establish in good faith.

     The Amended Credit Agreement expires on March 29, 2012, and contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; and compliance with applicable laws and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Amended Credit Agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. Imation Corp. was in compliance with all covenants it was required to be in compliance with as of September 30, 2009. Our obligations under the Credit Agreement continue to be guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and, by virtue of the Third Amendment, are now secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of the Borrowers and the Guarantors.
     In addition, certain international subsidiaries have borrowing arrangements locally outside of the Amended Credit Agreement discussed above. As of September 30, 2009, there were no borrowings outstanding under such arrangements.
     Our remaining liquidity needs for 2009 include the following: capital expenditures of approximately $3 million, restructuring payments of approximately $8 million related to the accrual for restructuring programs implemented in 2008 and 2007, pension funding of $1 million to $3 million, operating lease payments of approximately $2 million, and up to $11 million associated with TDK post-closing adjustment for previously unfiled European VAT returns. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
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
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes to our contractual obligations for the first nine months of 2009 other than the litigation settlement that is described in Note 9. The amounts expected to be paid out in 2010, 2011 and 2012 are $8.2 million, $8.3 million, and $16.5 million, respectively.
Fair Value Measurements
     See Note 14 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no significant changes to these accounting policies for the first nine months of 2009.
Recently Issued Accounting Pronouncements
     See Note 16 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Forward-Looking Statements and Risk Factors
     We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Quarterly Report on Form 10-Q, in our other filings with the SEC and in our reports to shareholders.

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
     As of September 30, 2009, we had $235.1 million notional amount of foreign currency forward and option contracts, of which $98.0 million hedged recorded balance sheet exposures. This compares to $595.4 million notional amount of foreign currency forward and option contracts as of December 31, 2008, of which $99.0 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2009 by $14.6 million.
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As part of the settlement, Imation, Philips and MBI jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. We placed $20.0 million in escrow in July 2009, which is to be released to Philips upon MBI receiving approval from the Reserve Bank of India of its agreement with Philips and final dismissal of all related litigations. That approval has not yet been received. We will pay an additional $33.0 million over a period of three years. See Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
     On November 3, 2009, the United States Court of Appeals for the Federal Circuit issued a ruling despite the request for a stay. The ruling was in our favor and reversed the district court judgment of November 26, 2008. This ruling has no impact on the settlement agreement entered into on July 13, 2009.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2009, the end of the period covered by this report, the Vice Chairman and Chief Executive Officer, Frank P. Russomanno, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications. In accordance with U.S. GAAP related to accounting for contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, as of September 30, 2009, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2009, would not be material to our financial position.
     Each of the proceedings discussed below has been previously discussed in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in Federal District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips had asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary at the time, GDM, was not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license did not apply to Imation’s acquisition of Memorex; (4) the cross-license did not apply to DVD discs; (5) certain Philips patents that were not covered by the cross-license were infringed by Imation; and (6) as a result, Imation owed Philips royalties for the prior and future sales of CD and DVD discs. We believed that these allegations were without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and MBI, Imation’s partner in GDM. Philips alleged that (1) the cross-license did not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM was not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM was a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringed various patents that would otherwise have been licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringed one or more patents that were not covered by the cross-license. Philips originally claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action.
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
     A hearing took place May 4 and 5, 2009 during which the court considered evidence from the parties on the appropriate meanings of relevant words used in the patent claims.
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53.0 million. As part of the settlement, Imation, Philips and MBI jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. We placed $20.0 million in escrow in July 2009, which is to be released to Philips upon MBI receiving approval from the Reserve Bank of India of its agreement with Philips and final dismissal of all related litigations. That approval has not yet been received. We will pay an additional $33.0 million over a period of three years. As a result of the settlement, we recorded a charge, based on the present value of these payments, of $49.0 million or $0.81 per share (after the effect of taxes) in the second quarter of 2009. The discount rate applied in the calculation of present value is comparable to our 3-year corporate borrowing rate in an arm’s length transaction. During the three months ended September 30, 2009, we recorded interest expense of $0.3 million which represents the fair value accretion of the recorded liability.
     On November 3, 2009, the United States Court of Appeals for the Federal Circuit issued a ruling despite the request for a stay. The ruling was in favor of Imation and reversed the district court judgment of November 26, 2008. This ruling has no impact on the settlement agreement entered into on July 13, 2009.
     Although we were not a party to this lawsuit, on August 15, 2007, Philips initiated a lawsuit against MBI in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI had made a claim for indemnification of its legal expenses and potential liabilities for damages that were incurred with respect to this claim as well as the U.S. litigation described above. We entered into an agreement with MBI which fully satisfies our obligation to indemnify MBI for any and all reasonable legal expenses incurred regarding the MBI indemnification.
SanDisk
     On October 24, 2007, SanDisk Corporation (SanDisk) filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also names over 20 other companies as defendants. This action alleges that we have infringed five patents held by SanDisk: US Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleges that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringes these patents and is seeking damages for prior sales, and an injunction and/or royalties on future sales. This action has been stayed pending resolution of the related case described below.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over 20 other companies. This action involves the same patents and the same products as described above and SanDisk is seeking an order from the ITC blocking the defendants’ importation of these products into the United States.
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808 and 6,947,332) from the case. On April 10, 2009, the Administrative Law Judge issued his Initial Determination that the asserted patent claim of U.S. Patent No. 7,137,011 was invalid and not infringed and also finding that U.S. Patent No. 6,673,424 was not infringed. SanDisk filed a Petition for Review on May 4, 2009 to ask the ITC to review the Initial Determination. In August 2009 the ITC declined to review the Administrative Law Judge’s ruling with respect to the 7,137,011 Patent, but agreed to review the ruling with respect to the 6,763,424 Patent. On October 23, 2009, the ITC issued its Final Notice affirming the Administrative Law Judge’s ruling that none of the claims of the 6,763,424 Patent were infringed. SanDisk has filed an appeal to the Court of Appeals for the Federal Circuit concerning the ITC’s ruling on the 7,137,011 Patent.
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
     On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips. The settlement provides resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As part of the settlement, Imation, Philips and MBI jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. We placed $20.0 million in escrow in July 2009, which is to be released to Philips upon MBI receiving approval from the Reserve Bank of India of its agreement with Philips and final dismissal of all related litigations. That approval has not yet been received. We will pay an additional $33.0 million over a period of three years. See Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
     On November 3, 2009, the United States Court of Appeals for the Federal Circuit issued a ruling despite the request for a stay. The ruling was in our favor and reversed the district court judgment of November 26, 2008. This ruling has no impact on the settlement agreement entered into on July 13, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     Not Applicable

Item 3.	Defaults Upon Senior Securities.
     Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.
     Not Applicable

Item 5.	Other Information.
     Not Applicable

Item 6.	Exhibits.
     The following documents are filed as part of this report:

Exhibit
Number	Description of Exhibit
15.1	Awareness letter regarding unaudited interim financial statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date: November 5, 2009	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
15.1	Awareness letter regarding unaudited interim financial statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002