Form 10-K
period 2009-12-31
IMATION CORP
filed 2010-02-26
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑
     Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $7.61 as reported on the New York Stock Exchange on June 30, 2009, was $286.0 million.
     The number of shares outstanding of the registrant’s common stock on February 19, 2010 was 38,151,655.
DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of registrant’s Proxy Statement for registrant’s 2010 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business.
General
     Imation Corp., a Delaware corporation, is a leading global developer and marketer of branded products that enable people to capture, save and enjoy digital information. Our portfolio of recordable optical media, magnetic tape media, flash products and consumer electronic products and accessories reaches customers in approximately 100 countries through our global distribution network. Our goal is to be a company with strong commercial and consumer businesses and continued long-term growth and profitability that creates shareholder value. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.
     We have a long history in the data storage media industry, beginning with development of the first commercialized data storage tape in 1952 when we were part of 3M Company. In July 1996, Imation was established as a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. We subsequently divested all of the non-data storage businesses acquired from 3M Company in connection with the spin-off. These divestitures allowed us to focus on data storage media, primarily as a manufacturer of magnetic tape products under the Imation brand, sold to commercial end users through multiple distribution channels. We then expanded our business into other removable data storage media such as optical media, flash and solid state drives, and removable and external hard disk drives. In 2006, we acquired substantially all of the assets of Memorex International Inc. (Memorex), followed by the acquisition of the TDK Recording Media business (TDK) in 2007. In 2007, we also acquired certain assets of Memcorp, Inc., and Memcorp Asia Limited, (together Memcorp) used in or relating to the sourcing and sale of consumer electronic products, principally under the Memorex brand name. This acquisition established our foundation in audio and video consumer electronic products. In 2008, we expanded our presence in consumer electronic products with the Xtreme Accessories, LLC (XtremeMac) acquisition, a maker of accessories for Apple consumer electronic products.
     Our global brand portfolio includes the Imation brand, the Memorex brand, one of the most widely recognized names in the consumer electronics industry and famous for the slogan, “Is it live or is it Memorex?” and the XtremeMac brand. Imation is also the exclusive licensee of the TDK Life on Record brand, one of the world’s leading recording media brands.
Our Products
Data Storage Products
     Our recordable optical media products consist of CDs, DVDs and Blu-ray recordable media. We have the leading global market share for recordable optical media. While the overall market for CDs and DVDs is declining as streaming digital, hard disk and flash media replace optical media in some applications such as music and video recording, we have increased our market share through our acquisitions and by execution of our optical brand consolidation strategy. We sell high capacity Blu-ray discs which are used primarily for recording high-definition video content. Our recordable optical media products are sold through a variety of retail and commercial distribution channels and sourced from manufacturers primarily in Taiwan and India. Optical storage capacities range from 650 megabyte CD-R (recordable) and CD-RW (rewritable) optical discs to 9.4 gigabyte (GB) double-sided DVD optical discs and Blu-ray discs with 25GB to 50GB of capacity. Our optical media is sold throughout the world under brands we own or control, including Imation, Memorex and TDK Life on Record, and under a distribution agreement for the Hewlett Packard brand.
     Our magnetic tape products consist of data storage tape media, audio and video tape products and floppy diskettes. Data storage tape media is used for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval and for cost-effective mass and archival storage. Major application areas for magnetic tape products include enterprise data centers, network servers, and for the data storage needs of small to medium sized businesses. Native capacity of our tape products range from less than 10GB up to 1.6 terabytes (TB) per cartridge. We enjoy a leading market share, a significant intellectual property portfolio, a solid industry reputation, and strong relationships with key original equipment manufacturers (OEMs). Many of our legacy tape formats are proprietary or semi-proprietary and have higher gross profit margins than our other products. Our magnetic tape products are sold throughout the world under various brands. We also have agreements under which we distribute certain products under other brands, including IBM and Sun StorageTek. We have recently introduced “data protection” products, such as the DataGuard rf™ Tape Tracking System and the Secure Scan system under the Imation brand. These products are designed to help large Fortune 1000 companies track and monitor the location and health of the data cartridges in their extensive libraries.
     Our flash products consist of USB flash drives, solid state drives and flash cards. Our flash media is sourced from manufacturers in Asia and sold through a variety of retail and commercial distribution channels around the world. USB flash drives have capacities ranging from 1GB up to 32GB and capacities continue to increase as new products are introduced. We sell a limited amount of flash cards. Our product portfolio also includes Imation brand solid state drives (SSD) with capacities up to 128GB. SSD can replace traditional hard disk drives in computers and offer considerable speed and durability improvements. Our flash products are sold throughout the world under our Imation, Memorex and TDK Life on Record brands.
Consumer Electronic Products, Accessories and Other
     Our consumer electronic products and accessories consist of CD and DVD players, alarm clocks, portable boom boxes, MP3 players, Apple iPod® and iPhone® accessories, flat panel televisions, headphones, speakers, karaoke machines and gaming accessories sold under the Memorex, TDK Life on Record and XtremeMac brands. The portfolio continues to evolve with consumer demand and with development of our brands. Our consumer electronic products and accessories are generally sourced from manufacturers throughout Asia.
     Our other products include external and removable hard disk drives. The Imation RDX™ removable hard disk cartridge is a tape replacement solution that includes high-capacity, rugged and removable 2.5-inch hard disk drive cartridges with 160GB to 500GB capacities.
     The table below describes our revenue by product category.

	Years Ended December 31,
	2009		2008		2007
		% of		% of		% of
(Dollars in millions)	Revenue	Total	Revenue	Total	Revenue	Total
Optical	$738.0	44.7%	$851.6	43.0%	$788.0	41.6%
Magnetic	474.2	28.7%	644.4	32.5%	703.9	37.1%
Flash	90.0	5.5%	99.2	5.0%	157.1	8.3%
Electronic products, accessories and other	347.3	21.1%	385.8	19.5%	246.8	13.0%

Total	$1,649.5		$1,981.0		$1,895.8

Our Brands
     The Imation brand has always been at the forefront of data storage and digital technology. Imation was first introduced as a global brand with Imation Corp.’s 1996 spin-off from 3M Company with a 40+ year heritage of removable data storage innovation. Imation brand products include recordable CDs, DVDs and Blu-ray disks, magnetic tape media, flash products and hard disk drives. Imation brand products are sold throughout the world and target the commercial user and individual consumer.
     The Memorex brand was acquired by Imation in 2006. Memorex brand products include recordable CDs, DVDs and Blu-ray disks, CD, DVD and Blue-ray disc players, alarm clocks, portable boom boxes, MP3 players, iPod and iPhone accessories, flat panel televisions, headphones, speakers, karaoke machines and gaming accessories. Memorex brand products are sold primarily in North America.

     The rights to the TDK Life on Record brand were acquired by Imation in 2007 under an exclusive long-term license. TDK Life on Record brand products include recordable CDs, DVDs and Blu-ray discs, flash drives, tape cartridges, headphones and computer speakers which are sold to commercial customers and individual consumers. TDK Life on Record brand products are sold throughout the world.
     The XtremeMac brand was acquired by Imation in 2008. XtremeMac brand products include cases, chargers and audio solutions to protect, power and play Apple iPod, iPhone and other devices. XtremeMac products are developed for Apple enthusiasts by Apple enthusiasts and are available worldwide.
Business Segments
     We operate in two broad market categories: (1) removable data storage products and accessories and (2) audio and video consumer electronic products and accessories (electronic products).
Data Storage Products and Accessories
     Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these geographic segments has responsibility for selling virtually all of our product lines, with the exception of consumer electronics. Our consumer electronic products are sold primarily through our fourth segment, Electronic Products.
     The Americas segment, our largest segment by revenue, includes North America, South America and the Caribbean. The United States represents the largest current market for our products. It has a great variety and sophistication of distribution channels including value-added resellers, OEMs, retail outlets, mass merchants and on-line resellers. The countries in South America and the Caribbean represent potential growth markets with increasing penetration of Information Technology (IT) in the commercial and consumer markets.
     Europe is our second largest segment by revenue. Western Europe exhibits traits similar to North America in terms of overall breadth of product offerings, high penetration of end user markets and breadth and sophistication of distribution channels. Emerging markets in Eastern Europe represent potential growth markets for our products as IT end user and consumer markets grow.
     Asia Pacific (APAC) is our largest segment in terms of geographic area covered and populations served. It also has the widest diversity of languages, cultures and currencies of any of our segments. Japan is the single largest market in APAC and is similar to North America and Western Europe in terms of overall penetration of IT into the market, though its distribution channels are less developed than those of other regions.
Consumer Electronic Products and Accessories
     The Electronic Products (EP) segment sells consumer electronic products and accessories and is currently focused primarily in North America and primarily under the Memorex and XtremeMac brand names. This segment experiences some degree of seasonality with its focus on consumer channels resulting in the second half of the year being relatively stronger than the first.

     The chart below breaks out our 2009 revenue by segment:
     See Note 16 to the Consolidated Financial Statements for further information regarding our business segments and geographic information.
Customers, Marketing and Distribution
     Our removable data storage media products are sold to businesses and individual consumers while our electronic products are sold primarily to individual consumers. No one customer constituted 10 percent or more of our revenue in 2009, 2008 or 2007.
     Our products are sold through a combination of distributors, wholesalers, value-added resellers, OEMs and retail outlets. Worldwide, approximately 51 percent of our 2009 revenue came from distributors, 43 percent came from the retail channel and 6 percent came from OEMs. We maintain a company sales force to generate sales of our products around the world.
     We work with OEMs that develop or market tape drives, tape libraries, tape automation systems and servers with storage subsystems for various customer applications. OEMs include Sun Microsystems (recently purchased by Oracle), IBM, and Hewlett Packard. We are the sole source of supply for certain tape cartridges for use with Sun StorageTek, IBM and Tandberg drives used in the high-end data center. The continual development of tape formats with key OEMs is an important element in our ability to successfully compete in the tape market and the loss of such a relationship could have a material adverse effect on our business.
Market and Competition
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

     While demand for data storage capacity is expected to grow, the removable media market size is expected to decline in terms of revenue. The magnetic tape industry has consistently addressed the growth in demand for storage capacity with new non-proprietary storage formats with higher capacity cartridges resulting in a lower cost per gigabyte and a decline in actual number of units of media shipped. In addition, these non-proprietary “open” formats experience greater price competition than proprietary formats. The market for non-proprietary open format tape is typically more competitive with lower gross margins and continues to gain share against legacy formats. These factors inhibit the overall revenue growth of the industry. In addition, lower cost disk and storage optimization strategies such as virtual tape and de-duplication remain a factor in certain sectors of the market. As a result, we expect our tape revenue and margins to continue to be under pressure as these factors contribute over time to a decline in the size of the total tape media market and a shift in the mix of total tape revenue toward lower margin open formats.
     The removable flash media market is competitive with highly variable price swings driven by NAND chip manufacturing volume and capacity as well as market demand in the much larger embedded flash market. NAND flash architecture is one of the two main flash technologies which offers faster erase, write and read capabilities over the NOR flash architecture. Focused and efficient sourcing and distribution, as well as diligent management of inventories, channel placement and promotional activity are critical elements for success in this market.
     Our primary competitors in recordable optical media include Sony, Maxell and Verbatim brands. Our primary competitors in flash media include SanDisk, Lexar, PNY and Kingston brands. Our primary competitors in magnetic tape media include Fuji, Sony and Maxell brands. Our primary competitors in external and removable hard drives include Western Digital, Seagate, LaCie, Iomega, Buffalo Technology, I-O Data, Hewlett Packard and Tandberg brands. While the parent companies that own these brands compete in the removable data storage media market, most generally do not report financial results for these business lines on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate we held a leading market share in optical and magnetic products with more than one-third of those markets. We estimate that we held a market share in flash and removable and external hard disk products of less than two percent.
     Consumer electronic products are sold based on a variety of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price. Our competitors in the consumer electronic products market consist of numerous manufacturers and brands, including video brands such as Samsung, Sony, LG, Toshiba, RCA and Vizio; and audio and accessories brands such as iHome, Sony, Altec Lansing and Griffin. The parent companies of some of these brands are much larger than Imation. Our portion of the United States consumer electronics market share is currently less than one percent. The global consumer electronics market is a very large and highly diverse market in terms of competitors, channels and products. Our current product offerings focus on a subset of this market.
Manufacturing
     We manufacture certain magnetic tape media formats. We contract for the manufacturing of all other products we sell and distribute from a variety of third party providers that manufacture predominately outside the United States. We seek to differentiate our products through unique designs, product positioning, packaging, merchandising and branding.
     We have consolidated our tape manufacturing operations and now conduct coating operations for the manufacture of magnetic data storage tape products at our TeraAnsgrom™ facility in Weatherford, Oklahoma, which is certified to ISO 14001 environmental standards and ISO 9001:2000 quality standards. The facility has state-of-the-art magnetic tape coating capability that began operation in 2004. The conversion of coated tape into finished cartridges and the assembly of plastic components is provided by contract manufacturers. In 2008, we ceased manufacturing operations at both the Wahpeton, North Dakota facility and the Camarillo, California facility and either ended or outsourced manufacturing activities occurring in those locations by the end of that year.

     The coating of high quality magnetic tape media, in which thin film material is precisely and uniformly coated with a magnetic dispersion solution, requires exacting manufacturing process steps with precise physical, electrical and chemical tolerances. It also requires significant technical expertise in several areas including coating processes, servo-writing, and magnetic and material science. To meet the market requirements for future advanced tape media products with higher data transfer rates, greater data density and faster tape speeds, including barium ferrite we must be capable of coating thinner substrates with smaller particle sizes and increased uniformity, surface smoothness and bit and track density. Any future inability to do so could have a material impact on our business.
Raw Materials and Other Purchased Products
     The principal raw materials we use for the manufacture of removable data storage media products include plastic resins, polyester films, magnetic pigments, specialty chemicals and solvents. We make significant purchases of these and other materials and components for use in our manufacturing operations from domestic and foreign sources. There are two sources of supply for the base film, one of which supplies the newer, more advanced base film, and there are two sources for the metal particulate pigments on which the industry relies for use in the manufacture of higher capacity magnetic data storage cartridges. If supply was disrupted or prices significantly increase for any of these key materials, our business and the business of our competitors could be negatively impacted. We also rely on certain partners as sole suppliers for components and raw materials used in our manufacturing processes. The loss of these certain suppliers could have a material adverse impact on our business. Except as noted above, we are not overly dependent on any single supplier of raw materials.
     On July 31, 2007, we acquired substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products being sold under the TDK brand name (TDK Recording Media), from TDK, including the assets or capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media business. In conjunction with our acquisition of the TDK Recording Media business we also entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement), which allows us to purchase a limited number of LTO Tape media and Blu-ray removable recording media products and accessory products for resale under the TDK Life on Record brand name. TDK agreed to supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK Life on Record brand name during the term of the trademark license agreements. The trademark license agreements will continue unless terminated by TDK no earlier than 2032. The Supply Agreement will continue until 2012 or for so long as TDK manufactures any of the products.
     We also make significant purchases of finished and semi-finished products, including optical media and USB flash drives, certain finished tape and tape cartridges and consumer electronic products, primarily from Asian suppliers. For our optical media, we procure our supply primarily from three companies. If supply were disrupted from any of these companies, our business could be negatively impacted. The loss of these certain suppliers could have a material adverse impact on the business. We view the sourcing and distribution of finished goods as a critical success factor for those products we do not manufacture. Therefore, we seek to establish and maintain strategic sourcing relationships with several key suppliers.
Research, Development and Engineering
     Development and timely introduction of new products are important to our future success. We maintain an advanced research facility and invest resources in researching and developing potential new products and improving existing products. We invest in research, development and capital equipment in order to remain competitive and successfully develop, manufacture or source data storage products that meet market requirements. We also invest, through internal and third-party industrial designers, in design and feature enhancements for our removable and external hard drives, consumer electronic products and accessories. We are also engaged both on our own and in collaboration with other organizations in certain research programs related to future generations of magnetic tape that do not yet have specific commercialized products in the market. Our research and development expense was $20.4 million, $23.6 million and $38.2 million for 2009, 2008 and 2007, respectively.

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
     During 2009, we were awarded 17 United States patents and at the end of the year held over 310 patents in the United States.
Employees
     At December 31, 2009, we employed approximately 1,210 people worldwide, with approximately 570 employed in the United States and approximately 640 employed internationally.
Environmental Matters
     Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2009, we had environmental-related accruals totaling $0.5 million and we had minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.
International Operations
     Approximately 55 percent of our total 2009 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors and relationships with OEMs throughout Europe, Asia, Latin America and Canada. The removable data storage market is at different levels of development and penetration in different geographic regions. As a result, growth rates will typically vary by application and product category in different parts of the world. Our Electronic Products segment does not have material operations internationally. We do not own manufacturing facilities outside of the United States. See Note 16 to the Consolidated Financial Statements for further information by geographic region.
     As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Executive Officers of the Registrant
     Information regarding our executive officers as of February 26, 2010 is set forth below.
     Frank P. Russomanno, age 62, has been Vice Chairman of Imation since March 2009 and Chief Executive Officer of Imation since April 2007. He served as President of Imation from April 2007 to March 2009. Previously, he was Chief Operating Officer from November 2003 to April 2007 and from November 2006 to April 2007 was also acting Chief Executive Officer and President. Prior to November 2003, Mr. Russomanno was president of Imation’s Data Storage and Information Management business. Mr. Russomanno began his career with 3M Company in 1973 and has served at Imation since its spin-off from 3M Company in 1996. During his tenure with Imation and

3M Company, Mr. Russomanno has held various other executive and managerial positions, including vice president of Imation Data Storage media and services business, general manager of Imation Advanced Imaging Program, corporate sales and marketing director and global sales and marketing director for Photo Color Products. He also served as a European Business Unit Director while with 3M Company. Mr. Russomanno has been a director of Imation since April 2007.
     James C. Ellis, age 52, is Vice President, Strategy and M&A, a position he has held since January 2008. He has been with Imation since spin-off in July 1996. Prior to assuming his current responsibilities, he had various leadership positions within Imation, including Vice President Strategic Growth Programs from April 2007 to January 2008, General Manager of Strategic Growth Programs from January 2007 to April 2007 and General Manager Global Product Strategy from January 2005 to December 2006. Prior to joining Imation, he held various business and technical positions with 3M Company.
     Mark E. Lucas, age 55, is President and Chief Operating Officer (COO), a position he has held since March 2009. Prior to joining Imation, he served as Chairman and Chief Executive Officer of Geneva Watch Group, a privately held company that is a leading designer, manufacturer and distributor of watches, pens and clocks under both its own brand and licensed brands, from November 2005 to August 2008. Prior to that role, Mr. Lucas served as President and Chief Executive Officer of Altec Lansing Technologies, a manufacturer of consumer audio equipment, from June 2001 to August 2005. Mr. Lucas was a member of the Board of Directors of Imation from April 2007 to February 2009 and served as a member of the Company’s Audit and Finance Committee and Compensation Committee. Mr. Lucas resigned from the Board of Directors of Imation in connection with his appointment as President and COO. Mr. Lucas’s resignation from the Board of Directors was a requirement of his employment.
     Scott J. Robinson, age 43, is Vice President, Corporate Controller and Chief Accounting Officer. He was appointed Vice President in February 2010 and was appointed Corporate Controller and Chief Accounting Officer in August 2007. He joined Imation in March 2004 and held the position of Chief Accountant until August 2007. Prior to joining Imation, he was at Deluxe Corporation, where he held the position of Assistant Corporate Controller from August 2002 to March 2004 and held the position of Director of Internal Audit from June 1999 to August 2002.
     John L. Sullivan, age 55, is Senior Vice President, General Counsel and Corporate Secretary, a position he has held since joining Imation in August 1998. He joined Imation from Silicon Graphics, where he was Vice President, General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996.
     Paul R. Zeller, age 49, is Senior Vice President and Chief Financial Officer, a position he has held since May 2009. He was Vice President and Chief Financial Officer from August 2004 to May 2009. He has been with Imation since spin-off and held the position of Corporate Controller from May 1998 until August 2004. Prior to joining Imation, he held several accounting management positions with 3M Company.
Availability of SEC Reports
     The Securities and Exchange Commission (SEC) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Imation Corp., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
     Imation also makes available free of charge through its website (http://www.imation.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the SEC.

Item 1A.	Risk Factors.
     Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations.
     We must make strategic decisions from time to time as to the products and technologies in which we invest and if we choose the wrong product or technology, our financial results could be adversely impacted. Our operating results are dependent upon our ability to successfully develop, manufacture, source and market innovative new products and services at viable gross margins. Product and technology innovations may require a substantial investment before we can determine their commercial viability and a return on the investment may never be realized.
     Our financial success depends in part on our ability to profitably grow our new product offerings. One element of our strategy is the sourcing of a portfolio of new products and accessories. Our financial success is dependent on successfully increasing our brand portfolio and product offerings to profitably grow market share in the United States and in other key countries with products which contribute to corporate gross margins. If we are not successful in profitably expanding our product portfolio our financial results could be impacted.
     We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate and are subject to changes in tax laws, regulations, and subject to inspection by various tax authorities. Changes in related interpretations and other tax guidance as well as inspection by tax authorities could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by tax authorities in multiple jurisdictions. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional issues will arise from time to time. Our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty.
     Operating losses in tax jurisdictions with deferred tax assets could hinder our ability to continue to carry the deferred tax assets, which would result in a valuation allowance negatively impacting our consolidated results and net worth. In a tax jurisdiction with a net deferred tax asset, the considerations for determining whether the asset can continue to be carried on the financial statements, including various factors such as whether there has been cumulative profit (defined as pre-tax income adjusted by permanent differences) over the preceding three year period as well as estimated future pre-tax income.
     Our analysis of the need for valuation allowances considered that, after excluding the impact of goodwill impairments and certain litigation settlement charges and related expenses, we have a consolidated cumulative profit over the most recent three year period. We also considered the forecasts of future profitability, the duration of statutory carryforward periods and tax planning alternatives.
     While we have a history of profits, excluding the certain litigation charges and expenses and goodwill impairments, our profitability has declined over the last four years and we recorded a loss in 2008 and 2009 in the United States where $63.7 million of our deferred tax assets are recorded. While we currently anticipate profitability in the United States during 2010, achievement of overall profitability will be a significant factor in determining our continuing ability to carry these deferred tax assets. Significant negative events, could also impact our ability to carry the deferred tax assets in future periods. If future results from our operations are less than projected particularly in the Company’s primary markets in the United States, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded. If we do not achieve at least moderate levels of pre-tax results in 2010, it is reasonably possible that we may need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact our income tax provision, financial position and results of operations.

     Impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth. Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units that have goodwill. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all of the assets and liabilities of the reporting unit, including goodwill, to determine if goodwill is impaired. If the fair value of goodwill is less than its carrying amount, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model which is then compared to the market capitalization of the Company. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables and other factors.
     We evaluate assets on our balance sheet, including intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs.
     As of December 31, 2009, we had $337.3 million of definite-lived intangible assets subject to amortization and $23.5 million of goodwill. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant impairment losses. For example, if our projections in our consumer and electronics reporting unit, which include significant growth in 2010 and 2011, are not substantially realized an impairment would be likely which could materially impact our financial position and results of operations.
     Because of the rapid technology changes in our industry, we may not be able to compete if we cannot quickly develop, source and introduce differentiating and innovative products. We operate in a highly competitive environment against competitors who are both larger and smaller than us in terms of resources and market share. Our industry is characterized by rapid technological change and new product introductions. In these highly competitive and changing markets, our success will depend, to a significant extent, on our ability to continue to develop and introduce differentiated and innovative products and services cost-effectively and on a timely basis. The success of our offerings is dependent on several factors including our differentiation from competitive offerings, timing of new product introductions, effectiveness of marketing programs and maintaining low manufacturing, sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, actions of competitors or the pace and direction of technology changes.
     We may be dependent on third parties for new product introductions or technologies in order to introduce our own new products. We are dependent in some cases upon various third parties, such as certain drive manufacturers, for the introduction and acceptance of new products, the timing of which is out of our control. In addition, there can be no assurance that we will maintain existing relationships or forge new OEM relationships. There can also be no assurance that we will continue to have access to significant proprietary technologies through internal development and licensing arrangements with third parties, or that we will continue to have access to new competitive technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships with OEMs or obtaining rights to use competitive technologies, we may become less competitive in certain markets.
     Global economic conditions and uncertainty could adversely affect our revenue and gross margin. Our revenue and gross margin depend significantly on general economic conditions and the demand for products and services in the markets in which we compete. Economic weakness and constrained business and consumer spending has resulted and may result in the future, in decreased revenue, gross margin, earnings and/or growth rates.
     Our international operations subject us to economic risk as our results of operations may be adversely affected by changes in political, economic and other conditions and foreign currency fluctuations. We conduct our business on a global basis, with 55 percent of our 2009 revenue derived from operations outside of the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. In addition, our business and financial results are affected by fluctuations in world financial markets. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.
     If we do not successfully manage our multiple brands on a global basis, it could have a material impact on our financial results. One element of our profitable growth strategy is to acquire and successfully manage a balanced portfolio of strong commercial and consumer brands focused on data storage media and consumer electronic products. Our financial success is dependent on our ability to successfully manage the brands to maintain strong recognition and presence in existing markets and to grow brand recognition and presence in other areas of the world. Our success is dependent on a number of factors including our ability to develop effective sales and marketing programs that enhance the strength of our brands and our ability to increase retail channel penetration with leading-edge product innovation and increased product offerings. If one of our brands suffers a substantial impediment to its reputation due to a real or perceived quality issue, or if our sales and marketing programs are not effective, our market share may decline significantly which could negatively impact our results.
     If we do not achieve the expected benefits from strategic relationships, our financial results may be negatively impacted. We have entered into strategic relationships and distribution agreements over the past several years with IBM, Hewlett Packard, Sun StorageTek, Tandberg and others, where we are an exclusive distributor on a global or regional basis. If we do not perform at levels expected with these relationships, our volumes and growth prospects may not be realized which could have a material adverse effect on our business, financial condition and results of operations.
     Our financial success depends upon our ability to manufacture, source and deliver products to our customers at acceptable quality, volume and cost levels. Our success depends on our ability to manufacture, source and deliver products to our customers at acceptable quality, volume and cost levels. The manufacture of our magnetic tape products involves complex and precise processes requiring production in highly controlled and clean room environments. If we do not manage these processes effectively, we may significantly hurt our ability to meet our customers’ product volume and quality needs at acceptable costs. Even within a clean room environment, minor equipment malfunctions in any one of the many manufacturing process steps could halt production and lead to additional costs. Further, existing manufacturing techniques may not achieve our volume and cost targets. In these cases, there can be no assurance that we will be able to develop new manufacturing processes and techniques to achieve these targets. For sourced products, we must be able to obtain quality products at a price that will allow us to sell the products at an acceptable gross margin. To the extent we cannot control costs or price erosion is greater than expected, our financial results may be negatively impacted.
     Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our future earnings, equity and pension funding requirements. Pension obligations and related costs are determined using actual investment results as well as actuarial valuations that involve several assumptions. Our funding requirements are based on these assumptions in addition to the performance of assets in the pension plans. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate, are largely outside of our control. Changes in these assumptions could affect our future earnings, equity and funding requirements.
     We use a variety of raw materials, supplier-provided parts, components, sub-systems and third party contract manufacturing services in our businesses and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products. Our reliance on suppliers, third party contract manufacturing and commodity markets to secure raw materials, parts and components used in our products exposes us to volatility in the prices and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers or third party contract manufacturers, supplier capacity constraints, supplier and third party contract manufacturer production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. No assurances can be given that acceptable cost levels will continue in the future. In addition, some critical raw materials and key components have a limited number of suppliers. If we cannot obtain those raw materials or critical components from the suppliers, we will not be able to produce certain products.
     A material change in customer relationships or in customer demand for products could have a significant impact on our business. We are increasing our reliance on retail customers. Our success is dependent on our ability to successfully offer trade terms that are acceptable to our customers and that are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreements with key customers based on our trade terms and principles. In addition, our business would be negatively impacted if key customers were to significantly reduce the range or inventory level of our products.
     Our success depends in part on our ability to obtain and protect our intellectual property rights, including the Imation, TDK Life on Record, Memorex and XtremeMac brands and to defend ourselves against intellectual property infringement claims of others. Claims may arise from time to time alleging that we infringe on the intellectual property rights of others. If we are not successful in defending ourselves against those claims, we could incur substantial costs in implementing remediation actions, such as redesigning our products or processes, paying for license rights or paying to settle disputes. The related costs or the disruption to our operations could have a material adverse effect on our results.
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
     Additionally, our electronic products segment is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls”, who may seek monetary settlements from every major company in the U.S. consumer electronics industry.
     Significant litigation matters could result in large costs and distraction to our business. We are subject to various pending or threatened legal actions in the ordinary course of our business, especially regarding patents related to our consumer electronics products. We are generally indemnified by our suppliers; litigation, however, is always subject to many uncertainties and outcomes that are not predictable. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation.
     Our stock price may be subject to significant volatility due to our results or market trends. If revenue, earnings or cash flows in any quarter fail to meet the investment community’s expectations, there could be an immediate negative impact on our stock price. Our stock price may also be affected by broader market trends and world events unrelated to our performance.
     We may be affected by legal, regulatory, or market responses to actual or perceived global climate change. Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could impact our business and financial results.

     If we are unable to attract and retain employees and key talent our business and financial results may be materially impacted. We operate in a highly competitive market for employees with specialized skill, experience and industry knowledge. No assurance can be given that we will be able to attract and retain employees and key talent.

Item 1B.	Unresolved Staff Comments.
     None.

Item 2.	Properties.
     Our worldwide headquarters is located in Oakdale, Minnesota, United States of America. Our major facilities, and the functions at such facilities, are listed below for each reporting segment. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs.

Facility	Function
Data Storage Media
Americas
Bogota, Columbia (leased)	Sales/Administrative
Buenos Aires, Argentina (leased)	Sales/Administrative
Lima, Peru (leased)	Sales/Administrative
London, Ontario, Canada (owned)	Sales/Administrative
Mexico City, Mexico (leased)	Sales/Administrative
Oakdale, Minnesota (owned)	Sales/Administrative/Laboratory facility/Corporate headquarters
Panama City, Panama (leased)	Sales/Administrative
Santiago, Chile (owned)	Sales/Administrative
Sao Paulo, Brazil (leased)	Sales/Administrative
Southaven, Mississippi (leased)	Distribution Center
Weatherford, Oklahoma (owned)	Magnetic tape manufacturing

Europe
Bracknell, England (leased)	Sales/Administrative
Cergy, France (leased)	Sales/Administrative
Dubai, United Arab Emirates (leased)	Sales/Administrative
Hoofddorp, Netherlands (leased)	Sales/Administrative/European regional headquarters
Langendorf, Switzerland (leased)	Sales/Administrative
Madrid, Spain (leased)	Sales/Administrative
Neuss, Germany (leased)	Sales/Administrative/Distribution Center
Segrate, Italy (leased)	Sales/Administrative
Warsaw, Poland (leased)	Sales/Administrative

Asia Pacific
Auckland, NewZealand (leased)	Sales/Administrative
Bangkok, Thailand (leased)	Sales/Administrative
Beijing, China (leased)	Sales/Administrative
Fukuoka, Japan (leased)	Sales/Administrative
Guangzhou, China (leased)	Sales/Administrative
Kings Park, Australia (leased)	Sales/Administrative/Distribution Center
Manila, Philippines (leased)	Sales/Administrative
Nagoya, Japan (leased)	Sales/Administrative
New Delhi, India (leased)	Sales/Administrative
North Point, Hong Kong (leased)	Sales/Administrative
Osaka, Japan (leased)	Sales/Administrative
Petaling Jaya, Malaysia (leased)	Sales/Administrative
Sapporo, Japan (leased)	Sales/Administrative
Seoul, South Korea (leased)	Sales/Administrative
Shanghai, China (leased)	Sales/Administrative
Singapore (leased)	Sales/Administrative
Taipei, Taiwan (leased)	Sales/Administrative
Tokyo, Japan (leased)	Sales/Administrative

Electronic Products
Kowloon, Hong Kong (leased)	Administrative
Weston, Florida (leased)	Sales/Administrative

Item 3.	Legal Proceedings.
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications. In accordance with accounting principles generally accepted in the United States of America (GAAP), we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our Electronic Products segment is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us and other participants in the consumer electronics industry. Consequently, as of December 31, 2009, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur in the future with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2009 would not be material to our financial position.
Philips
     Imation filed a Declaratory Judgment Action on October 27, 2006, in U.S. District Court in St. Paul, Minnesota requesting that the court resolve an ongoing dispute with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). Philips had asserted that (1) the patent cross-license between 3M Company and Philips was not validly assigned to Imation in connection with the spin-off of Imation from 3M Company in 1996; (2) Imation’s 51 percent owned subsidiary at the time, Global Data Media (GDM), was not a “subsidiary” as defined in the cross-license; (3) the coverage of the cross-license did not apply to Imation’s acquisition of Memorex; (4) the cross-license did not apply to DVD discs; (5) certain Philips patents that were not covered by the cross-license were infringed by Imation; and (6) as a result, Imation owed Philips royalties for the prior and future sales of CD and DVD discs. We believed that these allegations were without merit and filed a Declaratory Judgment Action to have a court reaffirm Imation’s rights under the cross-license. On February 26, 2007, the parties signed a Standstill Agreement and the litigation was voluntarily dismissed without prejudice. Imation and Philips held settlement negotiations but were unable to come to an agreement. Imation re-filed its Declaratory Judgment Action on August 10, 2007. Philips filed its Answer and Counterclaims against Imation and Moser Baer India Ltd. (MBI), Imation’s partner in GDM. Philips alleged that (1) the cross-license did not apply to companies that Imation purchased or created after March 1, 2000; (2) GDM was not a legitimate subsidiary of Imation; (3) Imation’s formation of GDM was a breach of the cross-license resulting in termination of the cross-license at that time; (4) Imation (including Memorex and GDM) infringed various patents that would otherwise have been licensed under the cross-license; and (5) Imation (including Memorex and GDM) infringed one or more patents that were not covered by the cross-license. Philips originally claimed damages of $655 million plus interest and costs, as well as a claim requesting a trebling of that amount. Imation was aware of these claims prior to filing its Declaratory Judgment Action.
     On October 30, 2007, Imation filed its answers to Philips’ counterclaims and a Motion for Partial Summary Judgment on the issue of whether the patent cross-license was validly assigned by 3M Company to Imation. Philips did not contest Imation’s Motion and on November 26, 2007, the parties filed a stipulation affirming that the cross-license was validly assigned to Imation.
     On April 7, 2008, Philips amended its counterclaims to (1) add claims that DVD discs sold by Imation infringed its patents and (2) withdrew its specific claim of $655 million in damages in favor of the more general “damages in an amount to be proved at trial.”

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
     On November 26, 2008, the Court issued a decision granting Philips’ Motion for Judgment on the Pleadings relating to subsidiaries formed after March 1, 2000. Following this ruling, Imation and MBI moved the district court to certify the ruling on this issue as final under FRCP 54(b) allowing for an interlocutory appeal to the Court of Appeals for the Federal Circuit. The court granted this Motion on January 21, 2009 and on January 23, 2009, Imation filed its Notice of Appeal with the Court of Appeals for the Federal Circuit. Oral argument before the Court of Appeals was held on June 2, 2009.
     On December 1, 2008, MBI filed two patent-related Summary Judgment Motions. A hearing on these Motions was held on January 16, 2009. These motions were denied in February and March 2009.
     A hearing took place May 4 and 5, 2009 during which the district court considered evidence from the parties on the appropriate meanings of relevant words used in the patent claims.
     On July 13, 2009, we entered into a confidential Settlement Agreement ending all legal disputes with Philips and MBI. The Settlement resolves all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53.0 million. As part of the settlement, Imation, Philips and MBI jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. We placed $20.0 million in escrow in July 2009, which was released to Philips on February 23, 2010 upon final dismissal of all related litigations. We will pay an additional $33.0 million over a period of three years. As a result of the settlement, we recorded a charge, based on the present value of these payments, of $49.0 million or $0.82 per share (after the effect of taxes), in the second quarter of 2009. The discount rate applied in the calculation of present value is comparable to our 3-year corporate borrowing rate in an arm’s length transaction. Additionally, we recorded interest expense of $0.8 million for the year ended December 31, 2009, which represents the fair value accretion of the recorded liability.
     On November 3, 2009, the United States Court of Appeals for the Federal Circuit issued an opinion despite the request for a stay. The ruling was in favor of Imation and reversed the district court Judgment of November 26, 2008. This ruling has no impact on the settlement agreement entered into on July 13, 2009.
     On February 16, 2010, The United States District Court for the District of Minnesota entered a Consent Judgment dismissing the case before it with prejudice. On the same date, the parties notified the United States Court of Appeals for the Federal Circuit that the appeal with that court can be terminated. The dismissals of all related litigations has also been completed.
     Additionally, Philips and Imation entered into an escrow agreement related to this dispute on October 29, 2007 and Imation deposited $3.5 million in escrow. This escrow balance was released to Imation on February 23, 2010, resulting in net Philips settlement payments of $4.7 million during 2010.
     Although we were not a party to this lawsuit, on August 15, 2007, Philips initiated a lawsuit against MBI in The Hague, Netherlands, based on MBI’s optical license agreements with Philips. MBI had made a claim for indemnification of its legal expenses and potential liabilities for damages that were incurred with respect to this claim as well as the U.S. litigation described above. We entered into an agreement with MBI which fully satisfies our obligation to indemnify MBI for any and all reasonable legal expenses incurred regarding the MBI indemnification. This lawsuit has also been dismissed as a result of the confidential settlement among the parties.

SanDisk
     On October 24, 2007, SanDisk Corporation (SanDisk) filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also named over 20 other companies as defendants. This action alleged that we have infringed five patents held by SanDisk: U.S. Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleged that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringed these patents and sought damages for prior sales and an injunction and/or royalties on future sales. This action had been stayed pending resolution of the related case described below.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over 20 other companies. This action involved the same patents and the same products as described above and SanDisk sought an order from the ITC blocking the defendants’ importation of these products into the United States.
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808 and 6,947,332) from the case. On April 10, 2009, the Administrative Law Judge issued his Initial Determination that the asserted patent claim of U.S. Patent No. 7,137,011 was invalid and not infringed and also finding that U.S. Patent No. 6,673,424 was not infringed. SanDisk filed a Petition for Review on May 4, 2009 to ask the ITC to review the Initial Determination. In August 2009 the ITC declined to review the Administrative Law Judge’s ruling with respect to the 7,137,011 Patent, but agreed to review the ruling with respect to the 6,763,424 Patent. On October 23, 2009, the ITC issued its Final Notice affirming the Administrative Law Judge’s ruling that none of the claims of the 6,763,424 Patent were infringed. SanDisk did not appeal this ruling and the ITC case has been closed.
     On November 13, 2009, the judge in the District Court case in Wisconsin lifted the stay of proceedings. Imation filed its Answer to the Complaint on December 2, 2009. On January 26, 2010, U.S. Patent No. 6,947,332 was withdrawn from the case without prejudice.
     Some of our suppliers are already licensed by SanDisk. We are also generally indemnified by our suppliers against claims for patent infringement. Additionally, some of our suppliers are now providing us with USB flash drives with new controllers, which SanDisk has stipulated are not covered by U.S. Patent No. 6,763,424. Therefore, at this time, we do not believe that the remaining SanDisk action will have a material adverse impact on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) — (b)
     As of February 19, 2010, there were 38,151,655 shares of our common stock, $0.01 par value (common stock), outstanding held by approximately 22,558 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IMN.” No dividends were declared or paid during 2009. The Board of Directors declared a dividend of $0.16 per share of common stock in February, May and July 2008 and $0.08 per share of common stock in November 2008. We paid a total of $20.9 million in dividends to shareholders in 2008. The payment of dividends is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors.
     The following table sets forth, for the periods indicated, the high and low sales prices of common stock as reported on the New York Stock Exchange.

	2009 Sales Prices		2008 Sales Prices
	High	Low	High	Low
First quarter	$14.44	$6.94	$27.63	$17.64
Second quarter	$11.14	$7.19	$27.41	$22.85
Third quarter	$10.17	$7.34	$25.48	$18.37
Fourth quarter	$10.30	$7.95	$22.78	$10.11

(c)	Issuer Purchases of Equity Securities
     No shares were repurchased by the Company during the fourth quarter of 2009.

Item 6.	Selected Financial Data.*

(Dollars in millions, except per share data)	2009	2008	2007	2006	2005
Statement of Operations Data:
Net revenue	$1,649.5	$1,981.0	$1,895.8	$1,373.0	$1,089.7
Gross profit	264.0	338.8	345.8	327.4	284.7
Selling, general and administrative	229.7	287.6	218.9	170.0	143.1
Research and development	20.4	23.6	38.2	50.0	51.3
Litigation settlement	49.0	—	—	—	—
Goodwill impairment	—	32.4	94.1	—	—
Restructuring and other	26.6	28.9	33.3	11.9	1.2
Operating (loss) income	(61.7)	(33.7)	(38.7)	95.5	89.1
(Loss) income from continuing operations	(44.0)	(37.8)	(56.4)	62.0	68.3
Net (loss) income	(42.2)	(33.3)	(50.4)	76.4	87.9
(Loss) earnings per common share from continuing operations:
Basic	(1.17)	(1.01)	(1.52)	1.79	2.02
Diluted	(1.17)	(1.01)	(1.52)	1.76	1.97
Net (loss) earnings per common share:
Basic	(1.13)	(0.89)	(1.36)	2.21	2.59
Diluted	(1.13)	(0.89)	(1.36)	2.17	2.54

Balance Sheet Data:
Working capital (1)	$349.2	$445.4	$523.1	$338.8	$197.8
Cash and cash equivalents (2)	163.4	96.6	135.5	252.5	483.0
Inventories	235.7	363.2	366.1	258.0	134.9
Property, plant and equipment, net	109.8	122.4	171.5	178.0	195.0
Total assets	1,393.8	1,540.0	1,751.0	1,382.9	1,146.2
Long-term debt	—	—	21.3	—	—
Total liabilities	466.6	595.4	697.2	436.6	290.9
Total shareholders’ equity	927.2	944.6	1,053.8	946.3	855.3

Other Information:
Current ratio	2.4	2.0	1.8	2.2	3.6
Days sales outstanding (3)	60	63	64	56	46
Days of inventory supply (3)	75	112	94	90	66
Return on average assets (4)	(3.1)%	(2.4)%	(3.6)%	4.8%	6.1%
Return on average equity (4)	(4.8)%	(3.7)%	(5.4)%	6.8%	8.2%
Dividends per common share	$—	$0.56	$0.62	$0.54	$0.46
Capital expenditures	$11.0	$13.6	$14.5	$16.0	$21.6
Number of employees	1,210	1,570	2,250	2,070	2,100

*	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the financial information presented in this table. The acquisitions of Xtreme Accessories, LLC on June 30, 2008, TDK Recording Media on July 31, 2007, Memcorp, Inc., on July 9, 2007, and Memorex International Inc. on April 28, 2006 may affect the comparability of financial information in this table. See Note 3 in the Consolidated Financial Statements for further information.

(1)	Working capital is calculated as the sum of accounts receivable and inventory less accounts payable for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

(2)	We invested certain funds in active cash management and classified those investments in other current assets or other assets depending on remaining maturity. These amounts represented $24.6 million as of December 31, 2005, in addition to cash and equivalents. These investments have since matured, which resulted in no cash management investment balance for the years ended December 31, 2009, 2008, 2007 and 2006.

(3)	These operational measures, which we regularly use, are provided to assist in the investor’s further understanding of our operations. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that are reflected in the net accounts receivable balance. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The prior period amount of days of inventory supply have been adjusted to reflect the current year calculation for comparative purposes.

(4)	Return percentages are calculated using (loss) income from continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is intended to be read in conjunction with Item 1. Business, the Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report on Form 10-K.
Overview
     We are a leading global developer and marketer of branded offerings that enable people to capture, save and enjoy digital information. Our portfolio of recordable optical media, magnetic tape media, flash products and consumer electronic products and accessories reaches customers through our global distribution network. Our goal is to be a company with strong commercial and consumer businesses that creates shareholder value through continued long-term growth and profitability. We seek to differentiate our products through unique designs, product positioning, packaging, merchandising and branding.
     In addition to overall industry trends described under Business in Item 1. of this Form 10-K, the global economic downturn which began in 2008 continued to negatively affect demand in 2009 for both our commercial and consumer product lines as well as our suppliers, distributors and channel partners. The impact of the economic downturn has been significant. For example, as a result of the financial market turmoil, data center customers in several large banks and financial services firms scaled back or deferred spending until late 2009. This impacted magnetic tape sales for some of our highest margin products. In addition, consumer spending slowed globally in 2008 and the trend continued throughout 2009, which impacted sales of our consumer electronic products.
Strategy
     Our long term strategy is built upon three key elements which we describe as optimize, grow and extend.
•	Optimize our magnetic tape business. The magnetic tape market remains an attractive market for Imation because of our significant market share, brand and product portfolio, intellectual property, solid industry reputation and relationships among key original equipment manufacturers (OEMs), global distribution and manufacturing capability. There is growing demand for data storage capacity across a substantial installed base of commercial information technology users. The magnetic tape business has a relatively small number of competitors and high barriers to entry. At the same time, it is highly competitive as the overall market size, in terms of revenue, is declining. In May of 2007, we started a major restructuring of our manufacturing operations to optimize our magnetic tape business and stabilize or reduce our manufacturing costs. As a result, we have concentrated our direct manufacturing investments on coating operations and have outsourced other parts of manufacturing operations for magnetic tape. See Note 8 to the Consolidated Financial Statements for further information. We continue to invest broadly in tape technology and seek to maintain and extend value-added technology capabilities in key areas, including precision thin film tape coating.

•	Grow the data storage media business, offering products under multiple brands. Over the years, we have brought to market recordable media products beyond magnetic tape, including recordable optical media, removable USB flash drives and flash cards, solid state drives and external and removable hard disk products. We have also acquired additional brands, beyond the Imation brand, and have established distribution agreements for other brands, as described above. The strength of our brands has allowed us to gain market share in world wide optical media markets. In addition, with over half of our revenue coming from outside the United States, we seek to leverage our global marketing and distribution capability by bringing products to market across multiple geographies.

•	Extend certain brands selectively across multiple product categories. We sell accessories and certain consumer electronic products, selectively, under multiple brands in various regions of the world. With the acquisition of Memcorp we entered into the consumer electronics market to sell certain products which we did not offer previously. Our product portfolio includes CD and DVD players, alarm clocks, portable boom boxes, MP3 players, iPod and iPhone accessories, flat panel televisions, headphones, speakers, karaoke machines and gaming accessories sold under the Memorex, TDK Life on Record and XtremeMac brands. The portfolio continues to evolve with consumer demand and with development of our brands.
     We have taken several actions which we believe have increased our industry presence and relevance in both commercial and consumer retail channels and markets globally. These steps have broadened the scope of our business and have allowed us to better address the large and growing consumer market for data storage media and audio/video consumer electronics and accessories. The most significant actions driving this change over the past five years include the following:
•	In April 2006, we acquired substantially all of the assets of Memorex International Inc. (Memorex), including the Memorex brand name and the capital stock of its operating subsidiaries engaged in design, development, sourcing, marketing, distribution and sale of hardware, media and accessories used for the storage of electronic data under the Memorex brand name. This action strengthened our position in optical products and accessories, especially in the United States retail channel. See Note 3 to the Consolidated Financial Statements for further information.

•	In February 2007, we entered into agreements that established us as the exclusive global distributor for HP branded recordable optical media products and as a master distributor for Sun StorageTek branded tape media products, whether manufactured by Imation or others.

•	In July 2007, we acquired Memcorp. This action established our foundation in the consumer electronic products in the mass merchant channel and enabled us to better manage the Memorex brand name across all retail channels in the United States. See Note 3 to the Consolidated Financial Statements for further information.

•	In July 2007, we acquired TDK Recording Media. This action further strengthened our optical market position, especially in the important consumer markets of Europe and Japan. See Note 3 to the Consolidated Financial Statements for further information.

•	In June 2008, we acquired substantially all of the assets of XtremeMac, a Florida-based product development and design firm focused on consumer electronic products and accessories for the iPod®, iPhone® and Apple TV® markets. This action was taken to expand our product portfolio, enhance our distribution reach and strengthen product design capabilities, with particular focus on Apple users.

•	Other agreements have given us exclusive and non-exclusive distribution rights for certain brands of recordable media in various regions or product categories. Examples of other distribution agreements include those with ProStor Systems Inc. and Tandberg Data ASA (Tandberg).
Factors Affecting Comparability of our Financial Results
Discontinued Operations

As a result of the wind down of our GDM business joint venture during the three months ended September 30, 2009, these operations are presented in our Consolidated Financial Statements as discontinued operations for all periods presented. GDM has been a joint venture created to market optical media products with MBI. Since the inception of the joint venture in 2003, we held a 51 percent ownership in the business. As the controlling shareholder, we have historically consolidated the results of the joint venture in our financial statements. GDM was included partially in the Americas and Europe segments. Operating results of the GDM business joint venture are included as discontinued operations for the current period and all prior periods presented in the consolidated results of operations. See Note 4 to the Consolidated Financial Statements for further information.
Acquisitions
•	On June 30, 2008, we acquired the XtremeMac business.

•	On July 9, 2007, we acquired the Memcorp business.

•	On July 31, 2007, we acquired the TDK Recording Media business.
     Operating results of the XtremeMac, TDK Recording Media and Memcorp businesses are included in our consolidated results of operations from their respective dates of acquisition. See Note 3 to the Consolidated Financial Statements for further information. The effects of the XtremeMac acquisition did not materially impact our 2009 or 2008 results of operations.
Executive Summary
2009 Consolidated Results of Operations
•	Revenue of $1,649.5 million in 2009 was down 16.7 percent compared with revenue of $1,981.0 million in 2008 due mainly to the continuing soft economy.

•	Gross margin of 16.0 percent in 2009 was down from 17.1 percent in 2008, due mainly to changes in product mix driven by declining sales of our higher margin legacy tape products.

•	Selling, general and administrative expense was 13.9 percent of revenue in 2009, compared with 14.5 percent of revenue in 2008, due primarily to ongoing restructuring and cost control actions along with reduced litigation expense related to the Philips settlement.

•	Operating loss was $61.7 million in 2009, compared with $33.7 million in 2008. Operating loss in 2009 included litigation settlement charges of $49.0 million and restructuring and other charges of $26.6 million. Operating loss in 2008 included a goodwill impairment charge of $32.4 million and restructuring and other charges of $28.9 million.
2009 Cash Flow/Financial Condition
•	Cash and cash equivalents totaled $163.4 million as of December 31, 2009 compared to $96.6 million as of December 31, 2008.

•	Cash flow provided by operating activities was $67.5 million for 2009 compared to $84.7 million for 2008.

Results of Operations
Net Revenue

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Net revenue	$1,649.5	$1,981.0	$1,895.8	-16.7%	4.5%
     Our worldwide 2009 revenue decline, compared with 2008, was driven by price erosion of 10.5 percent, volume declines of 4.7 percent and an unfavorable foreign currency translation of 1.5 percent. The continuing soft economy, particularly given lower magnetic media purchases from the financial sector and the mature markets for some of our legacy tape products, resulted in revenue declines in magnetic products of $170.2 million, optical products of $113.6 million, electronic products, accessories and other products of $38.5 million and flash products of $9.2 million.
     Our worldwide 2008 revenue growth, compared with 2007, was driven by volume increases of 8.8 percent, and foreign currency benefit of 2.8 percent, partially offset by price declines of 7.1 percent. The volume increases for 2008, compared with 2007, were driven by optical and consumer electronics sales, primarily due to TDK Recording Media and Memcorp incremental revenue which totaled $394.4 million as a result of the acquisitions, both of which closed in the third quarter of 2007. Excluding acquisitions, revenue for 2008 from our magnetic products was down due to declines in demand for entry level and mature data center tape formats; revenue from our optical products was down due to a decline in DVD and CD caused by a decrease in the size of DVD and CD market. Revenue from our flash products was down due to a planned rationalization of our exposure in the retail channel.
Gross Profit

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Gross profit	$264.0	$338.8	$345.8	-22.1%	-2.0%
Gross margin	16.0%	17.1%	18.2%
     Our gross margin decreased in 2009, compared with 2008, driven by changes in product mix which can be attributed to declines in data center tape demand offset partly by increased profitability in our Electronic Products segment and optical media products.
     Our gross margin decreased in 2008, compared with 2007, driven by changes in product mix driven by declining sales of higher margin legacy tape products which can be attributed to softness in data center tape demand and reduced profitability in our Electronic Products segment. Our consumer electronic product margins were impacted by economic factors in the United States, which led to higher than expected levels of price erosion in the industry as supply exceeded demand as well as weaker margins on all products.
Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Selling, general and administrative	$229.7	$287.6	$218.9	-20.1%	31.4%
As a percent of revenue	13.9%	14.5%	11.5%
     Our 2009 decrease in SG&A expense, compared with 2008, was due primarily to ongoing restructuring and cost control actions along with reduced litigation expense due to the Philips settlement.

     Our 2008 increase in SG&A expense, compared with 2007, was due to incremental TDK Recording Media and Memcorp SG&A expense as a result of the acquisitions, both of which closed in the third quarter of 2007, brand investments and legal expenses related to the Philips and SanDisk litigation. We experienced additional intangible asset amortization of approximately $6.0 million in 2008 due to the TDK Recording Media and Memcorp acquisitions.
Research and Development (R&D)

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Research and development	$20.4	$23.6	$38.2	-13.6%	-38.2%
As a percent of revenue	1.2%	1.2%	2.0%
     The decrease in our 2009 and 2008 R&D expense was due to continued cost savings from restructuring activities initiated in the second quarter of 2007 as we focused our R&D activities primarily on development of new magnetic tape formats.
Litigation Settlement
     A litigation settlement charge of $49.0 million was recorded during 2009. On July 13, 2009, we entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As part of the settlement, Imation, Philips and MBI jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. We placed $20.0 million in escrow in July 2009, which was released to Philips on February 23, 2010 upon final dismissal of all related litigations. We will pay an additional $33.0 million over a period of three years. Based on the present value of these settlement payments, we recorded a charge of $49.0 million in the second quarter of 2009 and interest accretion of $0.8 million for the year ended December 31, 2009. The interest accretion is recorded in the interest expense line item of the Consolidated Results of Operations.
     On November 3, 2009, the United States Court of Appeals for the Federal Circuit issued a ruling despite the request for a stay. The ruling was in our favor and reversed the district court judgment of November 26, 2008. This ruling has no impact on the settlement agreement entered into on July 13, 2009. See Note 17 to the Consolidated Financial Statements for a further description of the Philips litigation.
Goodwill Impairment

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Goodwill impairment	$—	$32.4	$94.1	-100.0%	-65.6%
     In the fourth quarter of 2008, in connection with our annual goodwill impairment test, impairments were identified and recorded in an aggregate amount of $32.4 million related to the Americas-Commercial, Asia Pacific and Electronic Products reporting units. We also recorded $2.3 million of goodwill impairments during the fourth quarter of 2008 related to the Americas-Commercial reporting unit under discontinued operations in our Consolidated Statement of Operations. During the fourth quarter of 2008, the continuing and accelerating deterioration of general economic conditions contributed to shortfalls in our anticipated fourth quarter 2008 operating profitability and resulted in lower expectations for growth and profitability in future periods. In addition, we experienced a decline in our stock price reflecting a further reduction in a market participant’s view of fair value of our underlying reporting units.

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
Restructuring and Other
     The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
(In millions)	2009	2008	2007
Restructuring
Severance and severance related expense	$11.2	$15.7	$23.6
Lease termination costs	0.7	4.8	0.6

Total restructuring	11.9	20.5	24.2
Other
Pension settlement/curtailment (Note 10)	11.7	5.7	1.4
Asset impairments	2.7	5.0	8.4
TDK post-closing purchase price adjustment	—	(2.3)	—
Terminated employment agreement	—	—	(0.7)
Other	0.3	—	—

Total	$26.6	$28.9	$33.3

     During 2009, we recorded $11.2 million of severance and severance related expenses and $0.1 million of lease termination costs related to our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. This program is aligning our cost structure with our strategic direction by reducing SG&A expenses. We are reducing costs by rationalizing key accounts and products and by simplifying our corporate structure globally. We anticipated incurring up to $40 million in restructuring and other charges globally, mainly through cash payments for severance and severance related costs. The majority of the program is complete with approximately $35 million worth of cumulative costs incurred through December 31, 2009. As of December 31, 2009, we estimate approximately 59 more positions will be eliminated throughout the world during 2010.
     During 2009, we also recorded $0.9 million of lease termination costs related to our 2008 cost reduction restructuring program. This program began in the third quarter of 2008 when our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. In order to partially mitigate projected declines in tape gross profits in future years, we ended manufacturing at our Camarillo plant and exited the facility during 2008. We have focused our manufacturing efforts on magnetic tape coating operations at our existing plant in Weatherford, Oklahoma.
     The 2008 cost reduction restructuring program also included our decision to consolidate the Cerritos, California business operations into Oakdale, Minnesota. During 2009, we consolidated the previous Cerritos activities into a single headquarters location in order to achieve better focus, gain efficiencies across brands and channels and reduce cost.
     During 2009, we recorded $0.3 million of income through the reversal of lease termination accruals related to previously announced programs.
     We recorded pension settlement and curtailment losses of $11.7 million, $5.7 million and $1.4 million in 2009, 2008 and 2007, respectively, within restructuring and other expense in the Consolidated Statements of Operations, mainly as a result of the reorganizations associated with our restructuring activities. See Note 10 to the Consolidated Financial Statements for further information regarding pension settlements and curtailments.

     We incurred net asset impairment charges of $2.7 million, $5.0 million and $8.4 million in 2009, 2008 and 2007, respectively, related mainly to the abandonment of certain manufacturing and R&D assets as a result of the reorganizations associated with our restructuring activities.
     During 2008, we recorded $4.9 million and $0.5 million of severance and severance related expenses and lease termination costs, respectively, related to our 2008 corporate redesign restructuring program. We recorded $5.2 million and $0.2 million of severance and severance related expenses and lease termination costs, respectively, related to our 2008 cost reduction restructuring program. We recorded $5.3 million for severance and severance related expenses under our TDK Recording Media and 2007 cost reduction restructuring programs, which began in 2007. We also recorded $1.8 million of lease termination costs related to these programs in 2008. We recorded $0.3 million and $2.3 million of severance and severance related expenses and lease termination costs, respectively, related to our 2006 Imation and Memorex restructuring program, which began in the second quarter of 2006.
     We recorded a $2.3 million TDK post-closing purchase price adjustment in 2008 associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK. See Note 3 to the Consolidated Financial Statements for further information.
     During 2007, we recorded severance and severance related expenses of $21.5 million and $2.3 million under our 2007 cost reduction and TDK Recording Media restructuring programs, respectively. During 2007, we recorded $0.4 million and $0.2 million of lease termination costs related to our 2007 cost reduction and 2006 Imation and Memorex restructuring programs, respectively.
     See Note 8 to the Consolidated Financial Statements for further information regarding our various restructuring programs and other expenses.
Operating (Loss) Income

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Operating (loss) income	$(61.7)	$(33.7)	$(38.7)	83.1%	-12.9%
As a percent of revenue	-3.7%	-1.7%	-2.0%
     Our 2009 operating losses were significantly impacted by the Phillips litigation settlement charge of $49.0 million and restructuring and other charges of $26.6 million noted above.
     Our 2008 and 2007 operating losses were significantly impacted by non-cash goodwill impairment charges of $32.4 million and $94.1 million, respectively and restructuring and other charges of $28.9 million and $33.3 million, respectively, noted above.
Other (Income) and Expense

	Years Ended December 31,
(In millions)	2009	2008	2007
Interest income	$(0.7)	$(3.8)	$(7.6)
Interest expense	2.9	1.5	2.6
Other expense, net	12.8	10.3	7.1

Other (income) and expense	$15.0	$8.0	$2.1
As a percent of revenue	0.9%	0.4%	0.1%

     Our interest income decreased in 2009, compared to 2008, primarily due to lower average cash balances for the first three quarters of the year and lower interest rates year-over-year. Our interest expense increased in 2009, compared to 2008, primarily due to accretion of expense related to the Phillips litigation settlement obligation and amortization of capitalized fees related to securing our credit facility. Our other expense, net consisting predominately of gains and losses on foreign currency transactions, increased in 2009 compared with 2008 primarily due to a $3.0 million reserve for a note receivable partially offset by a $1.5 million decrease in foreign currency losses.
     Our interest income decreased in 2008, compared to 2007, primarily due to declines in cash balances due to the repurchase of common stock of $26.4 million and $108.2 million in 2008 and 2007, respectively, the acquisitions of TDK Recording Media and Memcorp businesses in 2007, the repayment of debt of $31.3 million in 2008 and the acquisitions of XtremeMac and the minority interest in Imation Corporation Japan in 2008. Our other expenses, net increased in 2008, compared to 2007, primarily due to an increase in foreign currency transaction losses.
Income Tax (Benefit) Provision

	Years Ended December 31,
(In millions)	2009	2008	2007
Income taxes	$(32.7)	$(3.9)	$15.6
Effective tax rate	42.6%	9.4%	38.2%
     The uncharacteristically low effective tax rate in 2008 was due to permanent differences for tax purposes including a non-cash goodwill impairment charge of $32.4 million and the payment of dividends treated as a return of capital. There was no such activity in 2009 and, as a result, the effective tax rate is much closer to the statutory rate. Other items that have an impact on the 2009 effective tax rate include an increase in the state tax effective rate, additional reserves for uncertain tax positions and the change in proportion of income by jurisdiction. See Note 9 to the Consolidated Financial Statements for further information.
     Our 2007 income tax provision is comprised of a $4.0 million tax benefit associated with non-cash goodwill impairment and restructuring and other charges noted above as well as a $19.8 million tax charge on all other operations. See Note 9 to the Consolidated Financial Statements for further information.
Segment Results
     We operate in two broad market categories: (1) data storage products and accessories and (2) audio and video consumer electronic products and accessories (electronic products).
     Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronic products are sold primarily through our EP segment. The EP segment is currently focused primarily in North America and primarily under the Memorex brand name.
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development costs, corporate expense, litigation settlement charges, goodwill impairment charges, stock-based compensation expense and restructuring and other costs which are not allocated to the segments.

     Information related to our segments is as follows:
Data Storage Products
Americas

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Net revenue	$649.2	$757.3	$928.6	-14.3%	-18.4%
Operating income	55.4	71.5	82.9	-22.5%	-13.8%
As a percent of revenue	8.5%	9.4%	8.9%
     The Americas segment was our largest segment comprising 40 percent, 39 percent and 50 percent of our total consolidated revenue in 2009, 2008 and 2007, respectively. The Americas segment revenue decreased in 2009, compared to 2008, due to price declines of 12 percent and volume declines of 2 percent. From a product perspective, we experienced revenue declines across all product categories. Operating income decreased in 2009, compared to 2008, driven primarily by lower gross profits in magnetic, offset partially by increased optical gross profits. Operating income as a percentage of revenue decreased in 2009, compared to 2008, due primarily to declining gross margins in magnetic and flash products, partially offset by lower SG&A expense and an increase in the gross margins of optical and electronic products, accessories and other products.
     The Americas segment revenue decreased in 2008, compared to 2007, driven primarily by lower revenue from our magnetic, flash and to a lesser degree optical product sales, partially offset by incremental revenue of $58.5 million associated with the TDK Recording Media acquisition. Operating income decreased in 2008, compared to 2007, driven primarily by lower magnetic product gross profits partially offset by increased gross profits in optical and flash products and lower SG&A expense. Operating income as a percentage of revenue increased in 2008, compared to 2007, driven primarily by increased gross profits in both optical and flash products and lower SG&A expense, partially offset by lower gross profits in magnetic products.
Europe

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Net revenue	$415.2	$543.7	$520.2	-23.6%	4.5%
Operating income	1.7	17.0	40.9	-90.0%	-58.4%
As a percent of revenue	0.4%	3.1%	7.9%
     The Europe segment revenue comprised 25 percent, 27 percent and 27 percent of our total consolidated revenue in 2009, 2008 and 2007, respectively. The Europe segment revenue decreased in 2009 compared to 2008, due to price declines of 6 percent, volume declines of 12 percent and unfavorable foreign currency impacts of 5 percent. From a product perspective, we experienced declines in all products except hard disk drives. Operating income decreased in 2009, compared to 2008, driven primarily by lower revenues and by lower gross profits in magnetic and optical products, partially offset by lower SG&A expense.
     The Europe segment revenue increased in 2008, compared to 2007, driven by incremental revenue of $130.3 million from the TDK Recording Media acquisition, mostly in optical products, offset partially by declines in magnetic and flash products revenue. The decrease in our Europe segment 2008 operating income as a percentage of revenue, compared to 2007, was driven by higher SG&A expense as well as lower gross profits in our magnetic products.

Asia Pacific

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Net revenue	$400.1	$434.4	$328.9	-7.9%	32.1%
Operating income	18.7	28.7	23.5	-34.8%	22.1%
As a percent of revenue	4.7%	6.6%	7.1%
     The APAC segment revenue comprised 24 percent, 22 percent and 17 percent of our total consolidated revenue in 2009, 2008 and 2007, respectively. The APAC segment revenue decreased in 2009, compared to 2008, due to price declines of 16 percent, offset by volume increases of 8 percent. From a product perspective, we experienced revenue declines in magnetic and optical products. Operating income as a percentage of revenue declined in 2009, compared to 2008, primarily due to lower gross profits in optical, magnetic and flash products, offset partially by lower SG&A expense.
     The APAC revenue growth in 2008, compared to 2007, was driven primarily by incremental revenue of $119.9 million from the TDK Recording Media acquisition in 2008 as well as increased sales of our other business products. The 2008 APAC segment operating income as a percentage of revenue remained flat compared to 2007.
Electronic Products

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Net revenue	$185.0	$245.6	$118.1	-24.7%	NM
Operating (loss) income	(7.2)	(13.4)	5.5	-46.3%	NM
As a percent of revenue	-3.9%	-5.5%	4.7%
     The EP segment revenue comprised 11 percent, 12 percent and 6 percent of our total consolidated revenue in 2009, 2008 and 2007, respectively. The EP segment revenue decreased in 2009, compared to 2008, due to price declines of 6 percent and volume declines of 19 percent. This operating segment is the result of the Memcorp business acquisition in July 2007 and includes the XtremeMac acquisition in 2008. From a product perspective, the decreases in revenue were driven by decreased video product sales, slightly offset by increased audio product sales. Operating loss decreased in 2009, compared to 2008, due primarily to lower SG&A expense.
     The EP segment revenue increased in 2008, compared to 2007. Our results for 2007 are based on six months of operations and are not necessarily indicative of full year results as this segment has some degree of seasonality with its focus on consumer channels. The majority of the revenue and operating income for this segment occurs in the second half of the fiscal year with a greater degree of concentration in the fourth quarter.
Corporate and Unallocated

	Years Ended December 31,			Percent Change
				2009 vs.	2008 vs.
(In millions)	2009	2008	2007	2008	2007
Operating loss	$(130.3)	$(137.5)	$(191.5)	-5.2%	-28.2%
     The corporate and unallocated operating loss includes costs which are not allocated to the business units in management’s evaluation of segment performance such as research and development expense, corporate expense, stock-based compensation expense, restructuring and other expense, the litigation settlement charge and non-cash goodwill impairment charges. The operating loss in 2009 included a litigation settlement charge of $49.0 million, $26.6 million of restructuring and other charges associated mainly with our restructuring programs and asset impairment charges of $2.7 million.

     The operating loss in 2008 and 2007 included non-cash goodwill impairment charges of $32.4 million and $94.1 million, respectively, as well as restructuring and other charges of $28.9 million and $33.3 million, respectively, associated mainly with our restructuring programs and asset impairment charges of $5.0 million and $8.4 million, respectively.
Financial Position
     As of December 31, 2009, our cash and cash equivalents balance was $163.4 million, an increase of $66.8 million compared with December 31, 2008. The increase was primarily attributable to significant progress within our working capital initiatives, especially in inventory, along with $13.0 million in proceeds from the sale of assets. This cash generation was offset by a $20.0 million litigation settlement payment, restricted cash of $19.1 million and $11.0 million of capital expenditures.
     Accounts receivable days sales outstanding was 60 days as of December 31, 2009, down three days from December 31, 2008. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
     Days of inventory supply was 75 days as of December 31, 2009, down 37 days compared with 112 days as of December 31, 2008. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The decrease in days of inventory supply was due to significant progress within our working capital initiatives and the unusually high inventory supply at December 31, 2008, which was due to much softer than expected demand relative to increasing inventory for anticipated seasonal demand.
     Our other current assets balance as of December 31, 2009 was $164.4 million, an increase of $8.6 million from $155.8 million as of December 31, 2008. The increase was primarily due to increases in restricted cash and taxes receivable of $19.1 million and $17.4 million, respectively, offset by a reduction of assets held for sale of $15.3 million and a decrease in deferred income taxes of $8.9 million.
     Our accounts payable balance as of December 31, 2009 was $201.4 million, a decrease of $94.7 million from $296.1 million as of December 31, 2008. The decrease was due to our working capital initiatives which lowered inventory purchasing levels resulting in a decrease in the accounts payable balance.
     Our other current liabilities balance as of December 31, 2009 was $150.8 million, a decrease of $49.7 million from $200.5 million as of December 31, 2008. The decrease was mainly due to a decrease in acquisition related liabilities as we settled certain liabilities with TDK along with lower restructuring liabilities and accrued rebates, offset by the current portion payable related to our litigation settlement.
     Our other liabilities balance as of December 31, 2009 was $94.7 million, an increase of $8.4 million from $86.3 million as of December 31, 2008. The increase was mainly related to the long-term portion due from our litigation settlement of $21.8 million offset by reductions to pension liabilities worldwide. During 2008, the United States equity markets experienced a significant decline in value and, consequently, the fair market value of our pension plan assets decreased significantly. In accordance with GAAP for pension accounting, we recognized the difference between the plan assets at their fair value and the benefit obligation as a pension liability and an unrecognized loss in other comprehensive income. As equity markets started their recovery during 2009, we were able to recognize a significant unrecognized gain during the year in other comprehensive income. We ended 2009 and 2008 with an aggregate noncurrent pension liability of $36.3 million and $49.0 million, respectively related to our United States plan and some of our international plans and aggregate noncurrent pension assets of $3.5 million and $4.9 million, respectively related to other international locations.

Liquidity and Capital Resources
Cash Flows provided by Operating Activities:

	Years Ended December 31,
(In millions)	2009	2008	2007
Net (loss) income	$(42.2)	$(33.3)	$(50.4)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	19.7	25.9	28.6
Amortization	23.3	23.4	18.3
Deferred income taxes	(2.0)	0.2	(10.7)
Goodwill impairment	—	32.4	94.1
Asset impairments	2.7	5.0	8.4
Stock-based compensation	7.5	9.5	10.2
Pension settlement / curtailment	11.7	5.7	2.4
Note receivable reserve	3.0	—	—
Litigation settlement	49.0	—	—
Other	6.2	7.2	3.5
Litigation settlement payment	(20.0)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions	8.6	8.7	(16.9)

Net cash provided by operating activities	$67.5	$84.7	$87.5

     Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. In 2009, 2008 and 2007 we contributed $10.3 million, $7.6 million and $5.6 million to our pensions worldwide, respectively. Operating cash outflows included restructuring payments of $22.3 million, $32.0 million and $13.1 million in 2009, 2008 and 2007, respectively, and the litigation settlement payment of $20.0 million in 2009.
Cash Flows provided by (used in) Investing Activities:

	Years Ended December 31,
(In millions)	2009	2008	2007
Capital expenditures	$(11.0)	$(13.6)	$(14.5)
Acquisitions, net of cash acquired	—	(15.3)	(68.3)
Acquisition of minority interest	—	(8.0)	—
Proceeds from sale of assets	13.0	0.8	—
Other investing activities	—	—	0.3

Net cash provided by (used in) investing activities	$2.0	$(36.1)	$(82.5)

     Proceeds from the sale of assets in 2009 included the sale of our Anaheim, California real estate which netted $12.2 million of cash during the fourth quarter.
     In 2008, acquisition related activities included payment for the acquisition of the minority interest in Imation Corporation Japan of $8.0 million, payment for the acquisition of XtremeMac of $7.3 million, payment for the TDK working capital settlement of $6.5 million and payment for the Memorex minimum earn-out of $2.5 million. In 2007 acquisition related activities included payments of $41.1 million for the TDK Recording Media acquisition and payments of $32.7 million for the Memcorp acquisition partially offset by Memorex net cash proceeds of $5.5 million. See Note 3 to the Consolidated Financial Statements for further information.

Cash Flows used in Financing Activities:

	Years Ended December 31,
(In millions)	2009	2008	2007
Purchase of treasury stock	$—	$(26.4)	$(108.2)
Exercise of stock options	—	0.6	7.7
Dividend payments	—	(20.9)	(23.2)
Debt repayment	—	(31.3)	(6.3)
Debt issuance costs	(3.2)	—	—

Net cash used in financing activities	$(3.2)	$(78.0)	$(130.0)

     Cash used in financing activities of $3.2 million during 2009 was due to cash payments made to amend our line of credit. These issuance costs were capitalized in our Consolidated Balance Sheet as of June 30, 2009.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 31, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of December 31, 2008, we had repurchased 0.7 million shares under the latest authorization. We did not repurchase any shares during 2009. As of December 31, 2009, we held, in total, 5.2 million shares of treasury stock acquired at an average price of $25.07 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of December 31, 2009.
     No dividends were declared or paid during 2009. We paid cash dividends of $0.56 per share or $20.9 million during 2008 and $0.62 per share or $23.2 million during 2007. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
     In connection with the Memcorp acquisition which closed on July 9, 2007, we issued promissory notes totaling $37.5 million payable to Hopper Radio of Florida, Inc., a Florida corporation, Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together, the Sellers). Promissory note payments totaling $30 million were due in quarterly installments over three years from the closing date, with an interest rate of 6 percent per annum, and not subject to offset. Payment of the $30 million obligation was further provided for by an irrevocable letter of credit issued pursuant to the Credit Agreement. The remaining $7.5 million obligation was payable to the Sellers in a lump sum payment 18 months from the closing date, with an interest rate of 6 percent per annum, which was unsecured and subject to offset to satisfy any claims to indemnification; provided that if an existing obligation of the Sellers was satisfied prior to the 18-month maturity date, $3.8 million of such note was to be paid in advance of the maturity date, and provided further that if the existing obligation was not satisfied prior to the 18-month maturity date, $3.8 million of such note was to be withheld until such obligation was satisfied or the third anniversary of the closing date, whichever occurred first. As a result of an existing obligation of the Sellers being satisfied prior to the 18-month maturity date, we paid $3.8 million of such note during the third quarter of 2007. We also paid a quarterly installment in the amount of $2.5 million in the fourth quarter of 2007, in accordance with the note agreements. In the first quarter of 2008, we repaid in full the promissory notes outstanding at December 31, 2007 of $31.4 million.
     On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to our prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. The Credit Agreement was most recently amended on June 3, 2009 when we entered into a Third Amendment to the Credit Agreement (the Third Amendment) to provide a more consistent amount of availability under the Credit Agreement, accomplished in part by changing the form of the credit facility such that the availability is now based on the value of certain assets and generally removing limitations to availability based on income levels. The Third Amendment also resulted in a reduction of the senior revolving credit facility to an amount up to $200,000,000 (the Credit Facility), including a $75,000,000 sub-limit for letters of credit, that we may use (i) to pay fees, commissions and expenses in connection with the Credit Facility and (ii) for ongoing working capital requirements, capital expenditures and other general corporate purposes. Pricing was also adjusted as the result of the Third Amendment.

     Borrowings under the Credit Agreement as amended (collectively the Amended Credit Agreement) bore interest through December 31, 2009 at a rate equal to (i) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.50 percent or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 2.50 percent. Commencing January 1, 2010, the applicable margins for the Eurodollar Rate and the Base Rate became subject to adjustments based on average daily Availability (as defined in the Amended Credit Agreement), as set forth in the definition of “Applicable Rate” in the Credit Agreement. Advances under the Credit Facility are limited to the lesser of (a) $200,000,000 and (b) the “Borrowing Base.” The Borrowing Base is equal to the following:
•	up to 85 percent of eligible accounts receivable; plus

•	up to the lesser of 65 percent of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory; plus

•	up to 60 percent of the appraised fair market value of eligible real estate (the Original Real Estate Value), such Original Real Estate Value to be reduced each calendar month by 1/84th, provided, that the Original Real Estate Value shall not exceed $40,000,000; plus

•	such other classes of collateral as may be mutually agreed upon and at advance rates as may be determined by the Agent; minus

•	such reserves as the Agent may establish in good faith.
     The Amended Credit Agreement expires on March 29, 2012 and contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of December 31, 2009. The Amended Credit Agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. At December 31, 2009 the condition did not arise such that the Consolidated Fixed Charge Coverage Ratio was required as a covenant. As of December 31, 2009, our total availability under the credit facility was $127.2 million. Our obligations under the Credit Agreement continue to be guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and, by virtue of the Third Amendment, are now secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Amended Credit Agreement, and the Guarantors.
     As of December 31, 2009 we had no credit facilities available outside the United States.
     Our liquidity needs for 2010 include the following: capital expenditures of approximately $12 million, restructuring payments of approximately $5 million, pension funding of approximately $5 million to $10 million, litigation settlement payments of $8.2 million and operating lease payments of approximately $13 million (see Note 14 to the Consolidated Financial Statements for further information) and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet both these and our other operational needs.
Off-Balance Sheet Arrangements
     Other than the operating lease commitments discussed in Note 14 to the Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.

Summary of Contractual Obligations

	Payments Due by Period
		Less Than			More Than
(In millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$43.3	$12.7	$19.6	$9.5	$1.5
Purchase obligations (1)	175.8	175.8	—	—	—
Litigation settlement	33.0	8.2	24.8	—	—
Other liabilities (2)	20.6	—	—	—	20.6

Total	$272.7	$196.7	$44.4	$9.5	$22.1

(1)	The majority of the purchase obligations consist of 90-day rolling estimates. Each month, we provide various suppliers with rolling forecasts of our demand for products for the next three months. The forecasted amounts are generally binding on us as follows: 100 percent for the first month, 75 percent for the second month and 50 percent for the third month.

(2)	Timing of payments for the vast majority of other liabilities cannot be reasonably determined and, as such, have been included in the “More Than 5 Years” category.
     The table above does not include payments for non-contributory defined benefit pension plans. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate. We expect to contribute approximately $5 million to $10 million to our pension plans in 2010 and have $36.3 million recorded in other liabilities related to pension plans as of December 31, 2009.
     The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $16.0 million as of December 31, 2009. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.
     We may be required to pay additional cash consideration of up to $30 million, $20 million and $6 million related to the TDK Recording Media, Memcorp and XtremeMac business acquisitions, respectively, contingent on future financial performance of the acquired businesses. We have not recorded a liability for these contingent payments at December 31, 2009 as payment is not probable based on current financial performance. The above table does not include any contingent purchase price adjustments.
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
     We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
     Income Tax Accruals and Valuation Allowances. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid.

     GAAP guidance for accounting for income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish a valuation allowance against deferred tax assets is assessed periodically based on the standard more likely than not realization threshold criterion. In the assessment of the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused and tax planning alternatives.
     At December 31, 2009, our net deferred tax asset was $74.9 million of which $63.7 million relates to deferred tax assets in the United States. These net deferred tax assets are net of valuation allowances of $22.9 million. The valuation allowance relates to various worldwide operating loss carryforwards which we do not expect to realize. Based on our assessment, it appears more likely than not that the recorded net deferred tax asset at December 31, 2009 will be realized through future taxable earnings. We will continue to assess the required valuation allowance in the future.
     We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results, including further market deterioration, and may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. If future results from our operations are less than projected, particularly in our primary markets, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.
     Effective January 1, 2007, we adopted additional guidance for accounting for uncertainty in income taxes. This guidance defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2009 was $13.8 million, excluding accrued interest and penalties. These tax benefits would affect our effective tax rate if recognized. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2009, $2.2 million of interest and penalties was accrued, excluding the tax benefits of deductible interest. Tax returns filed in 2006, 2007 and 2008 remain subject to examination by the Internal Revenue Service. The years 2003 through 2008 remain subject to examination by foreign tax jurisdictions and state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdictions. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue may require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense. It is reasonably possible that our unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.
     Litigation. In accordance with GAAP related to accounting for contingencies, we record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2009, would not be material to our financial position. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.

     Goodwill and Other Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by GAAP guidance for business combinations. The initial recognition of goodwill and other intangible assets, the determination of useful lives of intangible assets and subsequent impairment analyses require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis.
     Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment in accordance with GAAP guidance for goodwill and other intangible assets. Under certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.
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
     In the fourth quarter of 2009, in connection with the annual test of goodwill impairment, no impairments were identified.
     In evaluating whether goodwill was impaired, we compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step 1of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. In determining the fair value of reporting units, we weighted values under the income approach 75 percent and values determined from market comparables 25 percent. The basis of this weighting is due to the fact that the income approach is tailored to the circumstances of the business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values is compared and reconciled to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.
     In determining the fair value of our EP reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The most significant assumptions incorporated in these forecasts for the most recent goodwill impairment tests included annual revenue changes with an average annual growth rate of 13 percent and significant growth of greater than 25 percent in 2010 and 2011, and with a terminal growth rate of 4 percent. A discount rate of 18 percent was used in the 2009 analysis to reflect the relevant risks of the higher growth assumed for this reporting unit. An increase in the discount rate of one percent would have decreased the reporting unit’s fair value by $5.0 million while a decrease in the discount rate by one percent would have increased the reporting unit’s fair value by $7.0 million. The revenue growth in 2010 and 2011 are significant assumptions within the projections. If revenue growth were held to approximately 10 percent for each of those years and reducing thereafter, reducing the average annual growth rate to 7 percent and the discount rate to 15 percent, the indicated fair value of the reporting unit would be reduced by approximately $3.0 million and would not result in an impairment.
     There are also various assumptions used under the market approach that affect the valuation of our reporting units. The most significant assumptions are market multiples and control premium. In estimating the fair value of our company under the market approach, we considered the relative merits of commonly applied market capitalization multiples based on the availability of data. Based on our analysis, we determined the market value of invested capital to earnings before interest, taxes, depreciation and amortization multiple to be the most appropriate valuation multiple to be applied in the application of the market approach.
     As a result of our analysis of fair value from the combination of our discounted cash flow modeling and market comparisons, we utilized a stock price of $8.77 per share on the November 30, 2009 testing date in determining and allocating fair value to our reporting units as compared to a stock price of $12.36 per share on the November 30, 2008 testing date for goodwill impairment. A control premium of 25 percent was used in our determination of fair value which represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the company. The control premium was determined by a review of premiums paid for similar companies over the past five years.
     Although our overall expected future cash flows were reduced from our prior year projections, the excess working capital identified in the prior year valuation combined with the working capital initiatives described in our Management’s Discussion and Analysis reduced the carrying value of the reporting unit greater than the reduction in fair value. The indicated excess in fair value over carrying value of the EP reporting unit in step one of the impairment test at November 3, 2009 and goodwill is as follows:

				Percentage of
				excess of fair
			Excess of fair value over	value over carrying
(In millions)	Goodwill	Carrying value	carrying value	value
Electronic Products	$23.5	$74.3	$3.7	5.0%
     While management’s most recent analyses indicates that this goodwill is not impaired, to the extent that actual results or other assumptions about future economic conditions or potential for our growth and profitability in this business changes, it is possible that our conclusion regarding the remaining goodwill could change, which could have a material effect on our financial position and results of operations.
     Allowance for Doubtful Accounts Receivable. We extend credit to our customers in the normal course of business. We perform ongoing credit evaluations and generally do not require collateral. We maintain reserves for potential credit losses based upon our loss history and our aging analysis. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we consider the age of the customer’s receivable and also consider the creditworthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts. If payment is not made timely, we will contact the customer to try to obtain payment. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

     Excess Inventory and Obsolescence. We write down our inventory for excess, slow moving and obsolescence to the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write downs may be required.
     Rebates. We maintain an accrual for customer rebates that totaled $66.1 million as of December 31, 2009 included in other current liabilities. This accrual requires a program-by-program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.
     Other Reserves including Restructuring. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter in which management approves the associated actions, the actions are probable, and the amounts are estimable. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.
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
     The discount rate assumptions are tied to portfolios of long-term high quality bonds and are, therefore, subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate used in calculating the benefit obligation in the United States was 5.5 percent at December 31, 2009, as compared to 5.75 percent at December 31, 2008. A discount rate reduction of 0.25 percent increases U.S. pension plan expense (pre-tax) by approximately $0.1 million.
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
     The rate of return used in calculating the pension expense for 2009, 2008 and 2007 was 8.0 percent. A change of 0.25 percent for the expected return on plan assets assumption will increase United States net pension plan expense (pre-tax) by $0.2 million. Expected returns on asset assumptions for non-U.S. plans are determined in a manner consistent with the United States plan.
     The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. In the United States, we have used the rate of 4.75 percent for the past four years. Mortality assumptions were obtained from the IRS 2009 Static Mortality Table.

Recently Issued Accounting Standards
     In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We do not expect these disclosures to have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single authoritative source for GAAP, replacing the mix of accounting standards that have evolved over the last fifty plus years. While not intended to change GAAP, the Codification significantly changes the way in which accounting literature is organized. It will now be organized by accounting topic, which is intended to enable users to more quickly identify the guidance that applies to a specific accounting issue. As required, we adopted this guidance for the period ended September 30, 2009. The adoption of the Codification impacts only our disclosures and did not have any material impact on our consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this issuance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments with limited exceptions and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. We adopted the new guidance as of June 30, 2009. The adoption of the newly issued guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2008, FASB issued additional requirements for disclosures about pensions and other postretirement benefits. Specifically, the guidance requires expanded disclosures for plan assets of a defined benefit pension or other postretirement plans, similar to the disclosures required for assets held at fair value beginning in 2008. These expanded disclosures about plan assets are required for fiscal years ending after December 15, 2009. The adoption of the newly issued guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins; the possibility that our goodwill, deferred tax assets, or other assets may become further impaired; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; the market acceptance of newly introduced product and service offerings; the potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; continuing uncertainty in global and regional economic conditions; foreign currency fluctuations; the volatility of the markets in which we operate; our ability to successfully manage multiple brands globally; our ability to achieve the expected benefits from our strategic relationships and distribution agreements; the competitive pricing environment and its possible impact on profitability and inventory valuations; the ready availability and price of energy and key raw materials or critical components; our ability to meet our revenue growth and cost reduction targets; our ability to secure adequate supply of certain high demand products at acceptable prices; the rate of revenue decline for certain existing products; our ability to efficiently source, warehouse and distribute our products globally; significant changes in discount rates and other assumptions used in the valuation of our pension plans; our ability to continue realizing the benefits from our global manufacturing strategy for magnetic data storage products and the related restructuring; our ability to secure and maintain adequate shelf and display space over time at retailers which conduct semi-annual or annual line reviews; the future financial and operating performance of major customers and industries served, our ability to successfully defend our intellectual property rights; the outcome of any pending or future litigation; the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of this Form 10-K and from time to time in our filings with the SEC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 55 percent of our revenue in 2009, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.
     Our foreign currency hedging policy attempts to manage some of the foreign currency risks over near term periods; however, we cannot ensure that these risk management activities will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant. Although we attempt to utilize hedging to manage the impact of changes in currency exchange rates, our revenue or costs are adversely impacted when the U.S. dollar sustains a strengthening position against currencies in which we sell products or a weakening exchange rate against currencies in which we incur costs.
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
     As of December 31, 2009, we had $136.8 million notional amount of foreign currency forward and option contracts of which $88.8 million hedged recorded balance sheet exposures. This compares to $595.4 million notional amount of foreign currency forward and option contracts as of December 31, 2008, of which $99.0 million hedged recorded balance sheet exposures.

An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2009 by $10.5 million.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 26, 2010

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share amounts)	2009	2008	2007
Net revenue	$1,649.5	$1,981.0	$1,895.8
Cost of goods sold	1,385.5	1,642.2	1,550.0

Gross profit	264.0	338.8	345.8

Selling, general and administrative expense	229.7	287.6	218.9
Research and development expense	20.4	23.6	38.2
Litigation settlement expense	49.0	—	—
Goodwill impairment	—	32.4	94.1
Restructuring and other expense	26.6	28.9	33.3

Total	325.7	372.5	384.5

Operating loss	(61.7)	(33.7)	(38.7)

Other (income) and expense
Interest income	(0.7)	(3.8)	(7.6)
Interest expense	2.9	1.5	2.6
Other expense, net	12.8	10.3	7.1

Total	15.0	8.0	2.1

Loss from continuing operations before income taxes	(76.7)	(41.7)	(40.8)

Income tax (benefit) provision	(32.7)	(3.9)	15.6

Loss from continuing operations	(44.0)	(37.8)	(56.4)

Discontinued operations:
Income from operations of discontinued businesses, net of income taxes	1.8	4.5	6.0

Income from discontinued operations	1.8	4.5	6.0

Net loss	$(42.2)	$(33.3)	$(50.4)

(Loss) earnings per common share — basic:
Continuing operations	$(1.17)	$(1.01)	$(1.52)
Discontinued operations	0.05	0.12	0.16
Net loss	(1.13)	(0.89)	(1.36)

(Loss) earnings per common share — diluted:
Continuing operations	$(1.17)	$(1.01)	$(1.52)
Discontinued operations	0.05	0.12	0.16
Net loss	(1.13)	(0.89)	(1.36)

Weighted average shares outstanding:
Basic	37.5	37.5	37.0
Diluted	37.5	37.5	37.0

Cash dividend paid per common share	$—	$0.56	$0.62
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except per share amounts)	2009	2008
Assets
Current assets
Cash and cash equivalents	$163.4	$96.6
Accounts receivable, net	314.9	378.3
Inventories	235.7	363.2
Other current assets	164.4	155.8

Total current assets	878.4	993.9
Property, plant and equipment, net	109.8	122.4
Intangible assets, net	337.3	357.0
Goodwill	23.5	23.5
Other assets	44.8	43.2

Total assets	$1,393.8	$1,540.0

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$201.4	$296.1
Accrued payroll	19.7	12.5
Other current liabilities	150.8	200.5

Total current liabilities	371.9	509.1
Other liabilities	94.7	86.3

Total liabilities	466.6	595.4

Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,112.3	1,113.1
Retained earnings	5.1	47.3
Accumulated other comprehensive loss	(68.9)	(85.0)
Treasury stock, at cost, 4.8 million and 5.2 million shares as of December 31, 2009 and 2008, respectively	(121.7)	(131.2)

Total shareholders’ equity	927.2	944.6

Total liabilities and shareholders’ equity	$1,393.8	$1,540.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(In millions, except per share amounts)	Stock	Capital	Earnings	Loss	Stock	Equity
Balance as of December 31, 2006	$0.4	$1,048.9	$172.6	$(91.4)	$(184.2)	$946.3
Purchase of treasury stock (3,816,401 shares)					(108.2)	(108.2)
Exercise of stock options		(2.3)			10.0	7.7
Restricted stock grants and other		(0.1)			2.8	2.7
401(k) matching contribution (104,155 shares)		0.3			3.1	3.4
Stock-based compensation related to options		7.9				7.9
Terminated employment agreement		0.6			(1.5)	(0.9)
TDK Recording Media acquisition (6,825,764 shares)		51.7			165.0	216.7
FIN 48 adjustment			2.5			2.5
Tax benefit from shareholder transactions		2.0				2.0
Dividend payments			(23.2)			(23.2)
Comprehensive loss:
Net loss			(50.4)			(50.4)
Net change in cumulative translation adjustment				37.5		37.5
Pension adjustments (net of income tax provision of $5.0)				9.2		9.2
Cash flow hedging (net of income tax provision of $0.2)				0.6		0.6

Comprehensive loss						(3.1)

Balance as of December 31, 2007	$0.4	$1,109.0	$101.5	$(44.1)	$(113.0)	$1,053.8

Purchase of treasury stock (1,102,800 shares)					(26.4)	(26.4)
Exercise of stock options		(0.5)			1.1	0.6
Restricted stock grants and other		(1.2)			3.8	2.6
401(k) matching contribution (130,227 shares)		(0.7)			3.3	2.6
Stock-based compensation related to options		6.4				6.4
Tax benefit from shareholder transactions		0.1				0.1
Dividend payments			(20.9)			(20.9)
Comprehensive loss:
Net loss			(33.3)			(33.3)
Net change in cumulative translation adjustment				(14.9)		(14.9)
Pension adjustments (net of income tax benefit of $14.8)				(24.2)		(24.2)
Cash flow hedging (net of income tax benefit of $0.6)				(1.8)		(1.8)

Comprehensive loss						(74.2)

Balance as of December 31, 2008	$0.4	$1,113.1	$47.3	$(85.0)	$(131.2)	$944.6

Restricted stock grants and other		(3.8)			6.3	2.5
401(k) matching contribution (113,970 shares)		(1.9)			3.2	1.3
Stock-based compensation related to options		4.9				4.9
Comprehensive loss:
Net loss			(42.2)			(42.2)
Net change in cumulative translation adjustment				4.5		4.5
Pension adjustments (net of income tax provision of $5.1)				9.8		9.8
Cash flow hedging (net of income tax provision of $0.9)				1.8		1.8

Comprehensive loss						(26.1)

Balance as of December 31, 2009	$0.4	$1,112.3	$5.1	$(68.9)	$(121.7)	$927.2

The accompanying Notes to Consolidated Financial Satements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(42.2)	$(33.3)	$(50.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19.7	25.9	28.6
Intangible amortization	23.3	23.4	18.3
Deferred income taxes	(2.0)	0.2	(10.7)
Goodwill impairment	—	32.4	94.1
Asset impairments	2.7	5.0	8.4
Stock-based compensation	7.5	9.5	10.2
Pension settlement / curtailment	11.7	5.7	2.4
Note receivable reserve	3.0	—	—
Litigation settlement	49.0	—	—
Other	6.2	7.2	3.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Litigation settlement payment	(20.0)	—	—
Accounts receivable	67.6	129.0	(33.7)
Inventories	132.9	0.2	7.8
Other assets	(19.4)	(20.8)	(9.1)
Accounts payable	(98.4)	(61.5)	(8.7)
Accrued payroll and other liabilities	(54.9)	(38.2)	26.8
Restricted cash	(19.2)	—	—

Net cash provided by operating activities	67.5	84.7	87.5

Cash Flows from Investing Activities:
Capital expenditures	(11.0)	(13.6)	(14.5)
Acquisitions, net of cash acquired	—	(15.3)	(68.3)
Acquisition of minority interest	—	(8.0)	—
Proceeds from sale of assets	13.0	0.8	—
Other investing activities	—	—	0.3

Net cash provided by (used in) investing activities	2.0	(36.1)	(82.5)

Cash Flows from Financing Activities:
Purchase of treasury stock	—	(26.4)	(108.2)
Exercise of stock options	—	0.6	7.7
Dividend payments	—	(20.9)	(23.2)
Debt repayment	—	(31.3)	(6.3)
Debt issuance costs	(3.2)	—	—

Net cash used in financing activities	(3.2)	(78.0)	(130.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	(9.5)	8.0

Change in cash and equivalents	66.8	(38.9)	(117.0)
Cash and cash equivalents — beginning of year	96.6	135.5	252.5

Cash and cash equivalents — end of year	$163.4	$96.6	$135.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Background
     Imation Corp., a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We are a leading global developer and marketer of branded offerings that enable people to capture, save and enjoy digital information. Our portfolio of recordable optical media, magnetic tape media, flash products and consumer electronic products and accessories reaches customers through a powerful global distribution network. Through divestitures, we have exited all of the non-data storage businesses existing at the spin-off.
Basis of Presentation
     The consolidated financial statements include our accounts and our wholly- or majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant inter-company transactions have been eliminated.
     As a result of the wind down of our Global Data Media (GDM) joint venture during 2009, these operations are presented in our Consolidated Financial Statements as discontinued operations for all periods presented. See Note 4 herein for additional information.
     Certain items in the prior year financial statements have been reclassified to conform to the current period’s presentation. We reclassified unrecognized tax benefits and net taxes receivable previously reported in other current liabilities to other liabilities and other current assets, respectively. The reclassifications did not affect net income, net cash provided by operating activities or shareholders’ equity.
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
     Trade Accounts Receivable and Allowances. Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. They are stated net of allowances, which primarily represent estimated amounts for expected customer returns, allowances and deductions for a variety of claims such as terms discounts or the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations.
     Inventories. Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis. We provide estimated inventory write-downs for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of net realizable value.
     Derivative Financial Instruments. We follow GAAP guidance for accounting for derivative instruments and hedging activities, which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through operations. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive loss in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses are generally recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains or losses included in non-operating expenses for foreign denominated payables and receivables-related hedge transactions. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is immediately recognized in operations.
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
     Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 10 to 20 years for buildings and 5 to 10 years for machinery and equipment. Leasehold and other improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.
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
     Goodwill. Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. In accordance with GAAP guidance for goodwill and other intangible assets, we evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment.
     In evaluating whether goodwill was impaired, we compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step 1 of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using a market approach and the income approach. The basis of this weighting is due to the fact that the income approach is tailored to the circumstances of the business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. In determining the fair value of reporting units, we weighted values under the income approach 75 percent and values determined from market comparables 25 percent. The summation of our reporting units’ fair values is compared and reconciled to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.
     In the fourth quarter of 2009, in connection with the annual test of goodwill impairment, no impairments were identified.
     Impairment of Long-Lived Assets. In accordance with GAAP guidance for accounting for the impairment or disposal of long-lived assets, we periodically review the carrying value of our property and equipment and our intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets and, accordingly, actual results could vary significantly from such estimates.
     Revenue Recognition. We sell a wide range of removable data storage media products as well as certain consumer electronic products. Net revenue consists primarily of magnetic, optical, flash media, consumer electronics and accessories sales. We recognize revenue in accordance with the authoritative guidance governing revenue recognition which requires that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Non-income based taxes collected from customers and remitted to governmental authorities include levies and various excise taxes, mainly in non U.S. jurisdictions. These taxes included in revenue in 2009, 2008 and 2007 were $50.9 million, $75.9 million and $69.8 million, respectively.
     Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue in 2009, 2008 or 2007.
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
     Advertising Costs. Advertising costs are expensed as incurred and were approximately $6 million, $14 million and $9 million in 2009, 2008 and 2007, respectively. Prepaid advertising costs were not significant at December 31, 2009 or 2008.

     Rebates. We provide rebates to our customers. Customer rebates are accounted for as a reduction of revenue at the time of sale based on an estimate of the cost to honor the related rebate programs.
     Income Taxes. We account for income taxes under the provisions of GAAP guidance for accounting for income taxes. Under the asset and liability method prescribed in the guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.
     On January 1, 2007, we adopted additional guidance for accounting for uncertainty in income taxes. This new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50 percent likely to be realized.
     Treasury Stock. Our repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, we use a last-in, first-out method and the difference between repurchase cost and fair value at reissuance is treated as an adjustment to equity.
     Stock-Based Compensation. We use the fair value recognition provisions of the GAAP standard for share-based payment. Compensation expense includes the estimated expense for stock options granted on, and subsequent to, January 1, 2006, our adoption date for stock-based compensation accounting guidance. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of the authoritative accounting guidance for stock-based compensation that were previously in place.
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
     Comprehensive Income. Comprehensive income (loss) includes net income (loss), the effects of currency translation, unrealized gains and losses on cash flow hedges and pension adjustments. Comprehensive income (loss) for all years presented is included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).
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

	Years Ended December 31,
(In millions)	2009	2008	2007
Weighted average number of basic shares outstanding during the year	37.5	37.5	37.0
Dilutive effect of stock-based compensation plans	—	—	—

Weighted average number of dilutive shares outstanding during the year	37.5	37.5	37.0

     Options to purchase approximately 4.6 million, 4.1 million and 3.1 million shares of our common stock were outstanding as of December 31, 2009, 2008 and 2007, respectively, and were not considered in the computation of potential common shares because the effect of the options would be antidilutive.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We do not expect these disclosures to have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single authoritative source for GAAP, replacing the mix of accounting standards that have evolved over the last fifty plus years. While not intended to change GAAP, the Codification significantly changes the way in which accounting literature is organized. It will now be organized by accounting topic, which is intended to enable users to more quickly identify the guidance that applies to a specific accounting issue. As required, we adopted this guidance for the period ended September 30, 2009. The adoption of the Codification impacts our disclosures only and did not have any material impact on our consolidated financial position, results of operations or cash flows.
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
     In December 2008, the FASB issued additional requirements for disclosures about pensions and other postretirement benefits. Specifically, the guidance requires expanded disclosures for plan assets of a defined benefit pension or other postretirement plans, similar to the disclosures required for assets held at fair value beginning in 2008. These expanded disclosures about plan assets are required for fiscal years ending after December 15, 2009. The adoption of the newly issued guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our Consolidated Financial Statements.

Note 3 — Business Combinations
2009 Acquisitions
     No acquisitions were completed during the year ended December 31, 2009.
2008 Acquisitions
Xtreme Accessories, LLC
     On June 30, 2008, we acquired substantially all of the assets of Xtreme Accessories, LLC (XtremeMac), a Florida-based product design and marketing firm focused on consumer electronic products and accessories. The purchase price was $7.3 million, consisting of a cash payment of $7.0 million and $0.3 million of direct acquisition costs. We may pay additional cash consideration of up to $6 million, contingent on future financial performance of the acquired business. Additional cash consideration, if paid, will be recorded as additional goodwill.
     The purchase price allocation resulted in goodwill of $5.0 million. The following table illustrates our allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Inventory	$1.4
Accounts receivable	0.1
Fixed assets	0.2
Intangibles	4.6
Goodwill	5.0
Accounts payable	(4.0)

$7.3

     Goodwill impairment of $2.0 million was recorded during the year ended December 31, 2008. As of December 31, 2009, $3.0 million of goodwill remains in the Consolidated Balance Sheet.
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
Imation Corporation Japan
     On March 16, 2008, we completed the acquisition of the 40 percent minority interest in Imation Corporation Japan (ICJ). The purchase price for the acquisition was $8.0 million, which was paid in cash. The transaction was accounted for using the step acquisition method which requires the allocation of the excess purchase price to the fair value of net assets acquired. The excess purchase price is determined as the difference between the cash paid and the historical book value of the interest in net assets acquired.

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
     The goodwill was written off during the year ended December 31, 2008.
2007 Acquisitions
TDK Recording Media
     On July 31, 2007, we completed the acquisition of substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products from TDK Corporation, a Japanese corporation (TDK), pursuant to an acquisition agreement dated April 19, 2007, between Imation and TDK (the TDK Acquisition Agreement).
     As provided in the TDK Acquisition Agreement, we acquired substantially all of the assets of the TDK Recording Media operations, including the assets or capital stock of certain of TDK’s operating subsidiaries engaged in the TDK Recording Media operations and use of the TDK Life on Record brand name for current and future recording media products including magnetic tape, optical media, flash media and accessories.
     In conjunction with the acquisition, we issued to TDK approximately 6.8 million shares of Imation common stock, representing 16.6 percent of Imation’s shares then outstanding after the issuance of the shares to TDK, valued at $216.7 million and paid $54.9 million in cash to TDK for a total of $271.6 million. The shares were valued at $31.75 based on an average market value of Imation’s shares for the two day period prior to the date on which the number of shares to be exchanged was determined. This purchase price included approximately $8.2 million for customary closing costs, accounting and advisory fees and a payment of $3.9 million made to a third party to acquire their minority interest in a TDK international subsidiary. This purchase price excludes the cost of integration, as well as other indirect costs related to the transaction. We may pay additional cash consideration of up to $30 million to TDK, contingent on future financial performance of the acquired business. Additional cash consideration, if paid, will be recorded as additional goodwill.
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
     The TDK Acquisition Agreement assumed that no cash or debt would be transferred to or assumed by Imation in the transaction. TDK operating subsidiaries purchased in the transaction did not reduce their cash positions prior to acquisition and, as such, we acquired cash in the transaction. Consequently, we paid cash of approximately $25 million to TDK in November of 2007.
     As a result of the transaction, TDK became our largest shareholder and has the right to nominate a representative to serve on the Imation Board of Directors. Raymond Leung, TDK’s nominee, was elected to serve as a Class III member of the Board of Directors on November 7, 2007 and was reelected by shareholders in May 2008. Pursuant to an Investor Rights Agreement, dated July 31, 2007, TDK’s ownership stake will be permitted to increase up to 21 percent of Imation common stock on a fully diluted basis through open market purchases. TDK received certain preemptive rights and registration rights and TDK agreed to a standstill on further acquisitions of Imation common stock above the 21 percent threshold (except as a result of stock repurchases initiated by Imation, in which event TDK’s ownership will not be permitted to exceed 22 percent of the then outstanding shares). TDK also agreed to a voting agreement with respect to certain matters presented to Imation shareholders and a three-year lock-up on sales of the Imation shares acquired in the transaction.
     TDK and Imation also entered into two long-term Trademark License Agreements, dated July 31, 2007, with respect to the TDK Life on Record brand, which will continue, unless terminated by TDK at the earliest in 2032, (2017 in the case of headphones, speakers or wholly new products) or earlier in the event of a material breach of the Trademark License Agreement, specific change of control events or default by Imation. One of the agreements licenses the trademark to Imation for the U.S. territory, while the other licenses the trademark to an Imation affiliate outside the United States. The trademark licenses provide us exclusive use of the TDK Life on Record logo for marketing and sales of current and successor magnetic tape, optical media and flash memory products, certain accessories, headphones and speakers and certain future removable recording media products. We anticipate that TDK will continue its research and development (R&D) and manufacturing operations for recording media products including audio, video and data storage tape and Blu-ray optical discs, which TDK will supply us as well as its other OEM customers.
     We also entered into a Supply Agreement, dated July 31, 2007, with TDK to purchase Imation’s requirements of removable recording media products and accessory products for resale under the TDK Life on Record brand to the extent TDK can supply such products on competitive terms and TDK agreed not to sell any such products to third parties for resale under the TDK Life on Record brand during the term of the Trademark License Agreement. The Supply Agreement will continue until 2012 or for so long as TDK manufactures any of the products.
     The following table summarizes our original purchase price as of December 31, 2007:

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

$314.9

     Goodwill impairment of $46.3 million was recorded during the year ended December 31, 2007. The remaining goodwill was written off during the year ended December 31, 2008.
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
Memcorp
     On July 9, 2007, we completed the acquisition of certain assets of Memcorp, Inc., a Florida corporation, and Memcorp Asia Limited, a corporation organized under the laws of Hong Kong (together Memcorp, subsidiaries of Hopper Radio of Florida, Inc., a Florida corporation), pursuant to an asset purchase agreement dated as of May 7, 2007 (the Memcorp Purchase Agreement). As provided in the Memcorp Purchase Agreement, we acquired the assets of Memcorp used in or relating to the sourcing and sale of consumer electronic products, principally sold under the Memorex brand name, including inventories, equipment and other tangible personal property and intellectual property. The acquisition also included existing brand licensing agreements, including Memcorp’s agreement with MTV Networks, a division of Viacom International, to design and distribute consumer electronics under certain Nickelodeon character-based properties and the NPower brand. We paid $31.8 million in cash and we issued three-year promissory notes in the aggregated amount of $37.5 million. An earn-out payment may be paid three years after closing of up to $20 million, dependent on financial performance of the purchased business. Additional cash consideration, if paid, will be recorded as additional goodwill.
     The following table summarizes our original purchase price as of December 31, 2007:

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

$70.3

     Goodwill impairment of $13.1 million was recorded during the year ended December 31, 2008. As of December 31, 2009, $20.5 million of goodwill remains in the Consolidated Balance Sheet.
     Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted Average
(In millions)	Amount	Life
Trade name	$13.7	12 years
Customer relationships	10.0	6 years
Other	1.4	3 years

Intangible assets acquired	$25.1

     Promissory note payments totaling $30 million were due in quarterly installments over three years from the closing date, with an interest rate of 6 percent per annum, and not subject to offset. Payment of the $30 million obligation was further provided for by an irrevocable letter of credit issued pursuant to the Credit Agreement. The remaining $7.5 million obligation was payable to the Sellers in a lump sum payment 18 months from the closing date. We paid $3.8 million of such note during the third quarter of 2007. We also paid a quarterly installment in the amount of $2.5 million in the fourth quarter of 2007, in accordance with the note agreements. In the first quarter of 2008, we repaid in full the promissory notes outstanding at December 31, 2007 of $31.4 million.
     Memcorp operating results are included in our Consolidated Statements of Operations from the date of acquisition.

Pro Forma Disclosure
     The following unaudited pro forma financial information illustrates our estimated results of operations as if the TDK Recording Media and Memcorp acquisitions had occurred at the beginning of each period presented:

Year Ended
December 31,
(In millions, except per share amounts)	2007
Net revenue	$2,326.3
(Loss) income from continuing operations	(66.7)
(Loss) income from discontinued operations	6.0
Net (loss) income	(60.7)

(Loss) earnings per common share – basic:
Continuing operations	$(1.65)
Discontinued operations	$0.15
Net (loss) income	$(1.50)

(Loss) earnings per common share – diluted:
Continuing operations	$(1.65)
Discontinued operations	$0.15
Net (loss) income	$(1.50)
     The pro forma operating results are presented for comparative purposes only. They do not represent the results that would have been reported had the acquisitions occurred on the dates assumed and they are not necessarily indicative of future operating results.
Note 4 — Divestiture
Divestiture Presented as Discontinued Operations
     Discontinued operations are related to the wind down of the GDM joint venture. The wind down resulted from the Philips litigation settlement on July 13, 2009. See Note 17 herein for additional detail regarding the litigation settlement. GDM was a joint venture created to market optical media products with Moser Baer India Ltd. (MBI). Since the inception of the joint venture in 2003, we held a 51 percent ownership in the business. As the controlling shareholder, we have historically consolidated the results of the joint venture in our financial statements. GDM was previously included partially in the Americas and Europe segments. See Note 16 herein for additional detail regarding the impact of discontinued operations on the Americas and Europe segments.
     The results of discontinued operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
(In millions)	2009	2008	2007
Net revenue	$74.5	$173.6	$166.2

Income before income taxes	$2.1	$6.4	$6.2
Income tax provision	0.3	1.9	0.2
Total discontinued operations	$1.8	$4.5	$6.0

Note 5 — Supplemental Balance Sheet Information

	As of December 31,
(In millions)	2009	2008
Inventories
Finished goods	$210.4	$337.1
Work in process	8.9	9.0
Raw materials and supplies	16.4	17.1

Total inventories	$235.7	$363.2

Other Current Assets
Deferred income taxes	$42.7	$51.5
Restricted cash (1)	19.1	—
Assets held for sale (2) (3)	7.2	22.5
Taxes receivable	35.1	17.7
Other	60.3	64.1

Total other current assets	$164.4	$155.8

Property, Plant and Equipment
Land	$1.4	$1.4
Buildings and leasehold improvements	121.3	119.0
Machinery and equipment	227.7	305.3
Construction in progress	0.4	1.7

Total	$350.8	$427.4
Less accumulated depreciation and leasehold amortization	(241.0)	(305.0)

Property, plant and equipment, net	$109.8	$122.4

Other Assets
Deferred income taxes	$35.5	$31.4
Other	9.3	11.8

Total other assets	$44.8	$43.2

Other Current Liabilities
Rebates	$66.1	$75.6
Litigation settlement — current	7.9	—
Employee separation costs	4.3	14.5
Value added tax	12.0	11.4
Other	60.5	99.0

Total other current liabilities	$150.8	$200.5

Other Liabilities
Pension	$36.3	$49.0
Litigation settlement — long-term	21.8	—
Deferred income taxes	3.3	4.2
Unrecognized tax benefits	16.0	12.2
Other	17.3	20.9

Total other liabilities	$94.7	$86.3

	As of December 31,
(In millions)	2009	2008
Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(50.4)	$(54.9)
Pension liability adjustments, net of income tax	(18.8)	(28.6)
Cash flow hedging and other, net of income tax	0.3	(1.5)

Total accumulated other comprehensive loss	$(68.9)	$(85.0)

Accounts
Receivable*
Reserves and Allowances
Balance, as of December 31, 2006	$12.8
Additions	57.4
Write-offs, net of recoveries	(41.9)

Balance, as of December 31, 2007	$28.3
Additions	53.9
Write-offs, net of recoveries	(45.6)

Balance, as of December 31, 2008	$36.6
Additions	40.1
Write-offs, net of recoveries	(48.1)

Balance, as of December 31, 2009	$28.6

     (1) As of December 31, 2009, restricted cash includes $12.0 million of cash restricted by management for a future payment related to the TDK VAT liability.
     (2) As part of our restructuring programs, we ended operations and exited our Anaheim, California distribution center during the third quarter of 2008. As we met the plan of sale criteria for the disposal of long-lived assets, we transferred the book value of the building and property into other assets and ceased recording depreciation on the assets at that time. During the second quarter of 2009, we determined the fair value of the Anaheim facility, less estimated costs to sell, was less than the recorded cost. As such, we recorded an impairment of $2.3 million during the second quarter of 2009 to reduce the book value to the fair value less estimated costs to sell the facility. During the fourth quarter of 2009 we closed on the sale of the Anaheim real estate and netted $12.2 million of cash.
     (3) As part of our restructuring programs, we ended operations at our Camarillo, California manufacturing facility, which is being actively marketed for sale. We met the held for sale criteria outlined in the accounting guidance for the sale of a long-lived asset. Accordingly, the book value of the building and property was transferred into other current assets during the third quarter of 2008 and is no longer being depreciated. We re-evaluated the held for sale criteria and determined that the Camarillo, California manufacturing facility continues to meet the criteria of held for sale at December 31, 2009.

*   Accounts receivable reserves and allowances include estimated amounts for customer returns, terms discounts and the inability of certain customers to make the required payment.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
     The breakdown of intangible assets as of December 31, 2009 and 2008 was as follows:

	Trade		Customer
(In millions)	Names	Software	Relationships	Other	Total
December 31, 2009
Cost	$333.2	$62.3	$65.5	$6.6	$467.6
Accumulated amortization	(34.4)	(56.8)	(33.9)	(5.2)	(130.3)

Net	$298.8	$5.5	$31.6	$1.4	$337.3

December 31, 2008
Cost	$333.1	$56.9	$62.9	$8.1	$461.0
Accumulated amortization	(23.2)	(51.9)	(22.7)	(6.2)	(104.0)

Net	$309.9	$5.0	$40.2	$1.9	$357.0

     Based on the intangible assets in service as of December 31, 2009, estimated amortization expense for each of the next five years ending December 31 is as follows:

(In millions)	2010	2011	2012	2013	2014
Amortization expense	$19.7	$19.3	$19.0	$14.1	$9.9

Goodwill
     The following table presents the changes in goodwill allocated to our reportable segments during 2009 and 2008:

			Asia	Electronic
(In millions)	Americas	Europe	Pacific	Products	Total
Goodwill as of December 31, 2007	$64.4	$39.2	$12.4	$33.6	$149.6
Accumulated impairment losses as of December 31, 2007	(54.9)	(39.2)	—	—	(94.1)

Balance as of December 31, 2007	9.5	—	12.4	33.6	55.5
TDK post-closing purchase price adjustment	(0.1)	—	(1.1)	—	(1.2)
Imation Corporation Japan minority interest acquistion	—	—	0.4	—	0.4
XtremeMac acquistion	—	—	—	5.0	5.0
Foreign currency translation adjustment	—	—	(1.5)	—	(1.5)
Goodwill impairment ($2.3 million of Americas recorded in discontinued operations)	(9.4)	—	(10.2)	(15.1)	(34.7)

Goodwill as of December 31, 2008	$64.3	$39.2	$10.2	$38.6	$152.3
Accumulated impairment losses as of December 31, 2008	(64.3)	(39.2)	(10.2)	(15.1)	(128.8)

Balance as of December 31, 2008	—	—	—	23.5	23.5

Goodwill as of December 31, 2009	$64.3	$39.2	$10.2	$38.6	$152.3
Accumulated impairment losses as of December 31, 2009	(64.3)	(39.2)	(10.2)	(15.1)	(128.8)

Balance as of December 31, 2009	$—	$—	$—	$23.5	$23.5

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

     In the fourth quarter of 2009, in connection with the annual test of goodwill impairment, no impairments were identified.
     In evaluating whether goodwill was impaired, we compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step 1 of the impairment test). In calculating fair value, we used a weighting of the valuations calculated using a market approach and the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach establishes fair value by comparing our company to other publicly traded guideline companies or by analysis of actual transactions of similar businesses or assets sold. In determining the fair value of reporting units, we weighted values under the income approach 75 percent and values determined from market comparables 25 percent. The basis of this weighting is due to the fact that the income approach is tailored to the circumstances of the business, and the market approach is completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values is compared and reconciled to our market capitalization as of the date of our impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.
     In determining the fair value of our Electronic Products reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The most significant assumptions incorporated in these forecasts for the most recent goodwill impairment tests included annual revenue changes with an average annual growth rate of 13 percent and significant growth of greater than 25 percent in 2010 and 2011, and with a terminal growth rate of 4 percent. A discount rate of 18 percent was used in the 2009 analysis to reflect the relevant risks of the higher growth assumed for this reporting unit. An increase in the discount rate of one percent would have decreased the reporting unit’s fair value by $5.0 million while a decrease in the discount rate by one percent would have increased the reporting unit’s fair value by $7.0 million. The revenue growth in 2010 and 2011 are significant assumptions within the projections. If revenue growth were adjusted down to approximately 10 percent for each of those years, reducing the average annual growth rate to 6 percent and the discount rate to 15 percent, the indicated fair value of the reporting unit would be reduced by approximately $3.0 million and would not result in an impairment.
     There are also various assumptions used under the market approach that affect the valuation of our reporting units. The most significant assumptions are market multiples and control premium. In estimating the fair value of our Company under the market approach, we considered the relative merits of commonly applied market capitalization multiples based on the availability of data. Based on our analysis, we determined the market value of invested capital to earnings before interest, taxes, depreciation and amortization multiple to be the most appropriate valuation multiple to be applied in the application of the market approach.
     As a result of our analysis of fair value from the combination of our discounted cash flow modeling and market comparisons, we utilized a stock price of $8.77 per share on the November 30, 2009 testing date in determining and allocating fair value to our reporting units as compared to a stock price of $12.36 per share on the November 30, 2008 testing date for goodwill impairment. A control premium of 25 percent was used in our determination of fair value which represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the company. The control premium was determined by a review of premiums paid for similar companies over the past five years.
     Although our overall expected future cash flows were reduced from our prior year projections, the excess working capital identified in the prior year valuation combined with the working capital initiatives described in our Management’s Discussion and Analysis reduced the carrying value of the reporting unit greater than the reduction in fair value. The indicated excess in fair value over carrying value of the EP reporting unit in step one of the impairment test at November 30, 2009 and goodwill is as follows:

Percentage of
			Excess of fair	excess of fair
			value over	value over
(In millions)	Goodwill	Carrying value	carrying value	carrying value
Electronic Products	$23.5	$74.3	$3.7	5.0%
     While management’s most recent analysis indicates that this goodwill is not impaired, to the extent that actual results or other assumptions about future economic conditions or potential for our growth and profitability in this business changes, it is possible that our conclusion regarding the remaining goodwill could change, which could have a material effect on our financial position and results of operations.
Note 7 — Debt
     On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to our prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. The Credit Agreement was most recently amended on June 3, 2009 when we entered into a Third Amendment to the Credit Agreement (the Third Amendment) to provide a more consistent amount of availability under the Credit Agreement, accomplished in part by changing the form of the credit facility such that the availability is now based on the value of certain assets and generally removing limitations to availability based on income levels. The Third Amendment also resulted in a reduction of the senior revolving credit facility to an amount up to $200,000,000 (the Credit Facility), including a $75,000,000 sub-limit for letters of credit, that we may use (i) to pay fees, commissions and expenses in connection with the Credit Facility and (ii) for ongoing working capital requirements, capital expenditures and other general corporate purposes. Pricing was also adjusted as the result of the Third Amendment.
     Borrowings under the Credit Agreement as amended (collectively the Amended Credit Agreement) bore interest through December 31, 2009 at a rate equal to (i) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.50 percent or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 2.50 percent. Commencing January 1, 2010, the applicable margins for the Eurodollar Rate and the Base Rate became subject to adjustments based on average daily Availability (as defined in the Amended Credit Agreement), as set forth in the definition of “Applicable Rate” in the Credit Agreement. Advances under the Credit Facility are limited to the lesser of (a) $200,000,000 and (b) the “Borrowing Base.” The Borrowing Base is equal to the following:
•	up to 85 percent of eligible accounts receivable; plus

•	up to the lesser of 65 percent of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory; plus

•	up to 60 percent of the appraised fair market value of eligible real estate (the Original Real Estate Value), such Original Real Estate Value to be reduced each calendar month by 1/84th, provided, that the Original Real Estate Value shall not exceed $40,000,000; plus

•	such other classes of collateral as may be mutually agreed upon and at advance rates as may be determined by the Agent; minus

•	such reserves as the Agent may establish in good faith.
     The Amended Credit Agreement expires on March 29, 2012 and contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of December 31, 2009. The Amended Credit Agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. At December 31, 2009 the condition did not arise such that the

Consolidated Fixed Charge Coverage Ratio was required as a covenant. As of December 31, 2009, our total availability under the credit facility was $127.2 million. Our obligations under the Credit Agreement continue to be guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and, by virtue of the Third Amendment, are now secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Amended Credit Agreement, and the Guarantors.
     As of December 31, 2009, we had no credit facilities available outside the United States.
     As of December 31, 2009 and 2008, we had outstanding standby and import letters of credit of $9.5 million and $9.4 million, respectively.
     Our interest expense, which includes letter of credit fees, facility fees and commitment fees under the Credit Agreement, for 2009, 2008 and 2007 was $2.9 million, $1.5 million and $2.6 million, respectively. Interest expense includes amortization of debt issuance costs which are being amortized through March 2012. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $1.4 million, $1.9 million and $2.0 million, respectively.
Note 8 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
(In millions)	2009	2008	2007
Restructuring
Severance and severance related expense	$11.2	$15.7	$23.6
Lease termination costs	0.7	4.8	0.6

Total restructuring	11.9	20.5	24.2

Pension settlement/curtailment (Note 10)	11.7	5.7	1.4
Asset impairments	2.7	5.0	8.4
TDK post-closing purchase price adjustment	—	(2.3)	—
Terminated employment agreement	—	—	(0.7)
Other	0.3	—	—

Total	$26.6	$28.9	$33.3

2009 Activity
Restructuring Programs
     During 2009, we recorded $11.2 million and $0.1 million of severance and severance related expenses and lease termination costs, respectively, related to our 2008 corporate redesign restructuring program initiated during the fourth quarter of 2008. This program is aligning our cost structure with our strategic direction by reducing selling, general and administrative expenses. We are reducing costs by rationalizing key accounts and products and by simplifying our corporate structure globally. At the onset of this program we anticipated incurring up to $40 million in restructuring and other charges globally, mainly through cash payments for severance and severance related costs. The majority of the program is complete with approximately $35 million worth of cumulative costs incurred through December 31, 2009.
     During 2009, we also recorded $0.9 million of lease termination costs related to our 2008 cost reduction restructuring program. This program began in the third quarter of 2008 when our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. In order to partially mitigate projected declines in tape gross profits in future years, we ended manufacturing at our Camarillo plant and exited the facility during 2008. We have focused our manufacturing efforts on magnetic tape coating operations at our existing plant in Weatherford, Oklahoma.

     We also recorded $0.3 million of income through the reversal of lease termination accruals related to previously announced programs.
     The following table summarizes 2009 activity related to our 2008 corporate redesign restructuring program as of December 31, 2009:

	Liability				Liability
	as of				as of
	December 31,		Currency	Cumulative	December 31,
(In millions)	2008	Additional Charges	Impacts	Usage	2009
Severance and severance related	$3.9	$11.2	$0.5	$(11.3)	$4.3
Lease termination costs	0.5	1.0	—	(1.5)	—
     The following table summarizes cumulative activity related to our 2008 corporate redesign restructuring program as of December 31, 2009:

					Liability
	Initial				as of
	Period Program		Currency	Cumulative	December 31,
(In millions)	Amounts	Additional Charges	Impacts	Usage	2009
Severance and severance related	$4.9	$11.2	$0.5	$(12.3)	$4.3
Lease termination costs	0.5	1.0	—	(1.5)	—

	Initial
	Period			Balance as of
	Headcount		Cumulative	December 31,
	Amounts	Additions	Reductions	2009
Total employees affected	203	88	(232)	59
Other
     During 2009, we recorded pension settlement losses, asset impairments and other charges of $11.7 million, $2.7 million and $0.3 million, respectively, within restructuring and other expense in the Consolidated Statements of Operations, mainly as a result of the reorganizations associated with our restructuring activities. See Note 10 herein for further information regarding pension settlements and curtailments.
2008 Activity
Restructuring Programs
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
Other
     We incurred pension settlement and curtailment losses of $3.2 million and $2.5 million in the second and third quarters of 2008, respectively, mainly as a result of the reorganizations associated with our restructuring activities. See Note 10 herein for further information regarding pension settlements and curtailments.
     In 2008, we incurred net asset impairment charges of $5.0 million related to the abandonment of certain manufacturing and R&D assets as a result of the reorganizations discussed above and a TDK post-closing purchase price adjustment associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK as set forth in Note 3 herein.
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
     During the third and fourth quarter of 2007, we recorded severance and other charges of $11.7 million as we reorganized in conjunction with the TDK Recording Media acquisition and integration. We recorded $9.4 million of these amounts as adjustments to goodwill in accordance with accounting guidance for the recognition of liabilities in connection with a purchase business combination. The remaining $2.3 million of restructuring costs related to Imation operations and were reflected in our Consolidated Statements of Operations as restructuring and other expense.
     During the first quarter of 2007, we recorded lease termination costs of $0.4 million related to our 2006 Imation and Memorex restructuring program, which began in the second quarter of 2006.
Other
     In 2007, we incurred asset impairment charges of $8.4 million related to the abandonment of certain manufacturing and R&D assets as a result of the reorganizations discussed above. We also incurred a pension curtailment loss of $1.4 million, mainly as a result of the reorganizations discussed above. See Note 10 herein for further information regarding pension settlements and curtailments.
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
Note 9 — Income Taxes
     The provision for income taxes is based on earnings before income taxes reported for financial statement purposes. The components of (loss) income from continuing operations before income taxes were as follows:

	Years Ended December 31,
(In millions)	2009	2008	2007
U.S.	$(116.0)	$(51.6)	$(25.9)
International	39.3	9.9	(14.9)

Total	$(76.7)	$(41.7)	$(40.8)

     The income tax (benefit) provision from continuing operations was as follows:

	Years Ended December 31,
(In millions)	2009	2008	2007
Current
Federal	$(27.0)	$(9.4)	$14.4
State	(6.4)	(1.8)	1.8
International	2.7	7.1	10.1
Deferred
Federal	(6.6)	(5.7)	(10.1)
State	(0.9)	(0.5)	(1.5)
International	5.5	6.4	0.9

Total	$(32.7)	$(3.9)	$15.6

     Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in a tax return in future years for which we have already recorded the tax benefit in the Consolidated Statements of Operations. The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
(In millions)	2009	2008
Accounts receivable allowances	$9.3	$12.6
Inventories	11.1	14.7
Payroll, pension and severance (short-term)	5.5	10.9
State tax credit carryforwards	6.9	5.6
Operating loss carryforwards	22.7	23.4
Accrued liabilities and other reserves	31.7	21.7
Pension (long-term)	10.9	15.9
Research and development credits	2.3	6.0
Other, net	7.5	—

Gross deferred tax assets	107.9	110.8
Valuation allowance	(22.9)	(18.6)

Deferred tax assets	85.0	92.2
Property, plant and equipment	(7.5)	(8.4)
Intangible assets	(2.6)	(5.1)

Deferred tax liabilities	(10.1)	(13.5)

Net deferred tax assets	$74.9	$78.7

     The valuation allowance was provided to account for uncertainties regarding the recoverability of certain foreign operating loss carryforwards and state tax credit carryforwards. The current and noncurrent components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. The valuation allowance was $22.9 million, $18.6 million and $16.5 million as of December 31, 2009, 2008 and 2007, respectively. The increase in 2009 as compared to 2008 is due to the establishment of valuation allowances related to anticipated expiration of certain foreign net operating losses of $4.4 million, offset by a release of valuation allowances of $0.1 million. The increase in 2008 compared with 2007 was due to the establishment of additional valuation allowances related to anticipated expirations of certain foreign net operating loss carryforwards of $4.6 million, offset by $2.5 million for lapsing of statutes and other items. There was an increase in 2007 of $7.1 million due primarily to the acquisition of a foreign subsidiary. Of the aggregate net international operating loss carryforwards totaling $86.7 million, $37.3 million will expire at various dates up to 2023 and $49.4 million may be carried forward indefinitely. State tax credit carryforwards of $4.2 million will expire between 2010 and 2023. Additionally, we have available for state income tax purposes net operating losses of $28.2 million, which expire, if unused, in 2013 through 2028.
     Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.
     Our analysis of the need for valuation allowances considered that, after excluding the impact of those goodwill impairments and certain litigation settlement charges and related expenses, which are one time charges, we have a consolidated cumulative profit over the most recent three year period and cumulative three year profit in all tax jurisdictions where a net deferred tax asset is recorded. We also considered the forecasts of future profitability, the duration of statutory carryforward periods and tax planning alternatives.
     While we have a history of profits, excluding litigation charges, related expenses and goodwill impairments, our profitability has declined over the last four years and we recorded a loss in 2008 and 2009 in the United States where $63.7 million of our deferred tax assets are recorded. While we currently anticipate profitability in the United States during 2010, achievement of overall profitability will be a significant factor in determining our continuing ability to carry these deferred tax assets. If we do not achieve at least moderate levels of pretax results in 2010, it is reasonably possible that we may need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact our income tax provision, financial position and results of operations.

     The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
(In millions)	2009	2008	2007
Tax at statutory U.S. tax rate	$(26.9)	$(14.2)	$(12.3)
State income taxes, net of federal benefit	(5.6)	(1.0)	1.2
Foreign rate differential	(7.2)	(2.6)	(0.6)
Valuation allowances	1.4	2.1	(2.5)
Foreign earnings at other than U.S. rates	0.6	6.9	2.4
Goodwill impairment	—	3.7	28.9
Uncertain tax positions	3.5	1.0	—
Other	1.5	0.2	(1.5)

Income tax (benefit) provision	$(32.7)	$(3.9)	$15.6

     The uncharacteristically low effective tax rate in 2008 was due to permanent differences for tax purposes including a non-cash goodwill impairment charge of $32.4 million and the payment of dividends treated as a return of capital. There was no such activity in 2009 and, as a result, the effective tax rate is much closer to the statutory rate. Other items that have an impact on the 2009 effective tax rate include an increase in the state tax effective rate, additional reserves for uncertain tax positions and the change in proportion of income by jurisdiction.
     In 2008 and 2007, we recorded $6.9 million and $2.4 million, respectively, for distribution of foreign dividends. There was no distribution of foreign dividends in 2009.
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
     In 2009, the net cash received for income taxes, relating to both continuing and discontinued operations, was $14.8 million. The net cash paid for income taxes, relating to both continuing and discontinued operations was $26.5 million and $9.6 million in 2008 and 2007, respectively.
     As of December 31, 2009, approximately $138.5 million of earnings attributable to international subsidiaries were considered to be permanently invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States as the earnings are considered permanently reinvested.
     We adopted the provisions of the FASB interpretation for accounting for uncertainty in income taxes on January 1, 2007. As a result of the implementation of this interpretation, we recognized a cumulative effect benefit of approximately $2.5 million which is comprised of previously unrecognized tax benefits in the amount of $1.5 million and a reduction of international tax reserves in the amount of $1.0 million. This cumulative effect was accounted for as an increase to the January 1, 2007 balance of retained earnings. This combined with the existing unrecognized tax benefit equaled $7.3 million at January 1, 2007.
     Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return and the benefit recognized for accounting purposes pursuant to the interpretation adopted on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Amount
Balance at January 1, 2007	$7.3
Additions for tax positions of prior years	7.0
Reductions for tax positions of prior years	(0.2)
Settlements with taxing authorities	(3.6)
Lapse of the statute of limitations	(1.0)

Balance at December 31, 2007	$9.5
Additions for tax positions of prior years	1.1
Lapse of the statute of limitations	(0.1)

Balance at December 31, 2008	$10.5
Additions for tax positions of prior years	4.4
Reductions for tax positions of prior years	(0.6)
Settlements with taxing authorities	(0.2)
Lapse of the statue of limitations	(0.3)

Balance at December 31, 2009	$13.8

     The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized was $13.8 million as of December 31, 2009. This amount excludes interest and penalties.
     Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax (benefit) expense in the Consolidated Statements of Operations. During the years ended December 31, 2009, 2008 and 2007, we recognized approximately $0.5 million, $0.7 million and $0.6 million, respectively, in interest and penalties. We had approximately $2.2 million and $1.7 million accrued for the payment of interest and penalties at December 31, 2009 and 2008, respectively.
     It is reasonably possible that our unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.
     We file income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. The majority of the Internal Revenue Service (IRS) audits for the 2006, 2007 and 2008 Imation Corp. and subsidiaries’ U.S. consolidated tax returns continue to be in progress as of December 31, 2009. The IRS completed an examination during the third quarter of 2009 of one of our U.S. subsidiary’s (Memorex Products Inc.) federal income tax returns for the years ended March 31, 2005 and March 31, 2006 and a stub period ended April 28, 2006 with no material assessments. Some state and foreign jurisdiction tax years remain open to examination for years before 2006.
Note 10 — Retirement Plans
     We have various non-contributory defined benefit pension plans covering substantially all United States employees and certain employees outside the United States. Total pension expense was $15.1 million, $10.2 million and $7.3 million in 2009, 2008 and 2007, respectively. Total pension expense increased year over year due to pension settlements of $11.7 million and $5.7 million during 2009 and 2008, respectively. The measurement date of our pension plans is December 31. We expect to contribute approximately $5 to $10 million to our pension plans in 2010. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
     In connection with actions taken under our 2008 and 2007 cost reduction restructuring program, the number of employees accumulating benefits under our pension plan in the United States was reduced significantly, which resulted in the recognition of a curtailment loss of $1.2 million and $1.4 million in 2008 and 2007, respectively, included as a component of restructuring and other in the Consolidated Statements of Operations. Further, as required by GAAP, we remeasured the funded status of our United States plan as of the date of the curtailments.

     Participants in the U.S. pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants that exited the pension plan elected to receive. In accordance with authoritative guidance for accounting for settlements of defined benefit pension plans and for termination benefits, once lump sum payments in 2009 exceeded our 2008 service and interest costs, a partial settlement event occurred and we recognized a pro rata portion of the previously unrecognized net actuarial loss. As a result, we incurred partial settlement losses of $7.1 million, $4.5 million and $1.0 million in 2009, 2008 and 2007 respectively, which were recorded in restructuring and other expense on our Consolidated Statements of Operations. Further, as required by GAAP, we remeasured the funded status of our United States plan as of the date of the settlements.
     In connection with actions taken under our previously announced restructuring programs, we fully terminated a defined benefit pension plan in Canada during the year ended December 31, 2009. We purchased annuities to fully fund our obligation and removed the Company from future liability. A full settlement event occurred and, therefore, in accordance with GAAP guidance related to pension settlement accounting, we recognized the previously unrecognized net actuarial position and incurred a settlement loss of $4.6 million, which is included in restructuring and other expense on our Consolidated Statement of Operations.
     For the U.S. pension plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant’s account equal to six percent of that participant’s eligible earnings for the year. In addition, a monthly interest credit was made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was four percent for 2009. Beginning January 1, 2010, pay credits will be reduced to three percent of each participant’s eligible earnings for the year. In accordance with the annual update process, the interest credit rate will be 4.31 percent for 2010. Further, effective January 1, 2010, the U.S. pension plan has been amended to exclude new hires and rehires from participating in the plan.
     The U.S. pension plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option. If a participant terminates prior to completing three years of service, the participant forfeits the right to receive benefits under the pension plan unless the participant has reached the age of 65 at the time of termination.
     The assets of our pension plans are valued at fair value using quoted market prices. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. During 2008, the United States equity markets had a significant decline in value and, consequently, our plan assets decreased from December 31, 2007. During 2009, the equity markets have improved, but remain somewhat volatile.
     Obligations and funded status for the years ended December 31, 2009 and 2008 were as follows:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$110.2	$117.5	$57.0	$70.0
Service cost	2.8	5.6	0.7	0.6
Interest cost	5.4	6.5	3.2	3.6
Actuarial (gain) loss	0.9	0.5	4.6	(5.5)
Benefits paid	(1.7)	(1.4)	(3.4)	(2.4)
Settlements	(20.9)	(19.5)	—	—
Foreign exchange rate changes	—	—	3.7	(9.3)
Plan amendments (Canada)	—	—	2.4	—
Curtailments	—	1.0	—	—
Special termination benefits (Canada)	—	—	(9.0)	—

Projected benefit obligation, end of year	$96.7	$110.2	$59.2	$57.0

Change in plan assets
Fair value of plan assets, beginning of year	$64.1	$111.6	$59.0	$76.0
Actual return on plan assets	15.8	(31.6)	4.6	(6.0)
Foreign exchange rate changes	—	—	4.4	(11.2)
Company contributions	6.8	5.0	3.4	2.6
Benefits paid	(1.7)	(1.4)	(3.4)	(2.4)
Settlements	(20.9)	(19.5)	—	—
Special termination benefits (Canada)	—	—	(9.0)	—

Fair value of plan assets, end of year	$64.1	$64.1	$59.0	$59.0

Funded status of the plan, end of year	$(32.6)	$(46.1)	$(0.2)	$2.0

     Amounts recognized in the Consolidated Balance Sheets for the years ended December 31, 2009 and 2008 consisted of the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2009	2008	2009	2008
Noncurrent assets	—	—	3.5	4.9
Noncurrent liabilities	(32.6)	(46.1)	(3.7)	(2.9)
Accumulated other comprehensive loss — pre-tax	27.4	43.2	6.2	4.6
     Amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2009	2008	2009	2008
Net actuarial loss	$27.0	$42.7	$8.0	$6.5
Prior service cost (credit)	0.4	0.5	(3.7)	(4.0)
Transition asset obligation	—	—	1.9	2.1

Total	$27.4	$43.2	$6.2	$4.6

     Information for pension plans with an accumulated benefit obligation in excess of plan assets included the following:

	United States		International
	As of December 31,		As of December 31,
(In millions)	2009	2008	2009	2008
Projected benefit obligation, end of year	$96.7	$110.2	$28.7	$9.7
Accumulated benefit obligation, end of year	95.9	108.8	26.8	7.6
Plan assets at fair value, end of year	64.1	64.1	25.3	6.7
     Components of net periodic benefit costs included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
(In millions)	2009	2008	2007	2009	2008	2007
Service cost	$2.8	$5.6	$6.6	$0.7	$0.8	$0.7
Interest cost	5.4	6.5	7.4	3.2	3.6	3.6
Expected return on plan assets	(6.5)	(7.9)	(9.7)	(3.0)	(4.5)	(4.1)
Amortization of net actuarial loss	0.2	—	—	0.4	0.3	0.2
Amortization of prior service cost	0.1	0.1	0.2	(0.2)	(0.3)	—
Amortization of transition obligation	—	—	—	0.3	0.3	—

Net periodic benefit cost	$2.0	$4.3	$4.5	$1.4	$0.2	$0.4

Settlements and curtailments	7.1	5.7	2.4	4.6	—	—

Total pension cost	$9.1	$10.0	$6.9	$6.0	$0.2	$0.4

     The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $0.7 million loss, $0.2 million credit and $0.2 million obligation, respectively.
     Weighted-average assumptions used to determine benefit obligations as of December 31, 2009 and 2008 were as follows:

	United States		International
	As of December 31,		As of December 31,
	2009	2008	2009	2008
Discount rate	5.50%	5.75%	5.12%	5.70%
Rate of compensation increase	4.75%	4.75%	3.51%	3.70%
     Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2009, 2008 and 2007, were as follows:

	United States			International
	As of December 31,			As of December 31,
	2009	2008	2007	2009	2008	2007
Discount rate	5.60%	6.00%	5.90%	5.79%	5.13%	4.75%
Expected return on plan assets	8.00%	8.00%	8.00%	5.07%	5.73%	5.75%
Rate of compensation increase	4.75%	4.75%	4.75%	3.56%	3.77%	3.75%
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

     The plans’ asset allocations as of December 31, 2009 and 2008, by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2009	2008	2009	2008
Short-term investments	5%	3%	4%	5%
Fixed income securities	16%	27%	31%	36%
Equity securities	72%	55%	31%	27%
Absolute return strategy equity funds	7%	15%	0%	0%
Insurance contracts	0%	0%	34%	32%

Total	100%	100%	100%	100%

     In the United States, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, debt securities at 15 to 25 percent and other investments at 10 to 25 percent. Other investments include cash and absolute return strategies investments. Management reviews our United States investment policy for the plan at least annually. Outside the United States, the investment objectives are similar to the United States, subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required and certain investment objectives are coordinated through insurance contract strategies for all contracts rather than individual Imation insurance contract.
     The following benefit payments as of December 31, 2009, reflect expected future services and are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	United
(In millions)	States	International
2010	$15.5	$2.1
2011	$4.3	$2.4
2012	$4.9	$2.4
2013	$6.0	$2.5
2014	$6.4	$2.6
2015-2019	$33.1	$15.9

     The fair value of the plan assets as of December 31, 2009 by asset category were as follows:

		Quoted prices in
		active markets for	Significant other	Unobservable
	December 31,	identical assets	observable inputs	inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)
Short-term investments:
Money markets	$3.5	$3.5	$—	$—
Commingled trust funds	1.9	1.9	—	—
Mutual funds	0.2	—	0.2	—
Other short-term investments	0.3	0.3	—	—
Fixed income securities:
Mutual funds	28.7	13.2	15.5	—
Equity securities:
Blended mutual funds	23.4	6.6	16.8	—
Large-cap growth funds	18.3	—	—	18.3
Small-cap growth funds	7.9	7.9	—	—
Small-cap value funds	7.2	7.2	—	—
Commingled trust funds	6.2	—	—	6.2
Growth mutual funds	1.2	1.2	—	—
Other investments:
Insurance contracts	19.9	—	19.9	—
Absolute return strategy funds	4.4	—	4.4	—

Total	$123.1	$41.8	$56.8	$24.5

     Level 3 assets are valued using net asset values of shares held in Level 3 investments, which are based on the fair value of the underlying investments. Our methods used to value investments may produce a fair value which may not be indicative of the actual net realizable value or reflective of future fair values. Furthermore, while the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different measurement values.
     Changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2009, were as follows:

	Fixed
	Income -	Equity -	Equity -	Equity -
	Corporate	Large-cap	Small-cap	Comingled
	Bond	Growth	Value	Trust
(In millions)	Funds	Funds	Funds	Funds	Total
Balance, beginning of year	$0.1	$—	$0.2	$7.2	$7.5
Realized gains (losses)	—	—	—	1.1	1.1
Unrealized gains (losses) relating to instruments still held at the reporting date	—	—	0.1	—	0.1
Pruchases/ issuances	—	—	0.2	—	0.2
Sales/ settlements	(0.1)	—	(0.1)	(2.1)	(2.3)
Transfer into level 3	—	18.3	—	—	18.3
Transfer (out) of level 3	—	—	(0.4)	—	(0.4)

Balance, end of year	$—	$18.3	$—	$6.2	$24.5

Note 11 — Employee Savings and Stock Ownership Plans
     We sponsor a 401(k) retirement savings plan under which eligible United States employees may choose to save up to 20 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. From January 1 to March 31, 2009, we matched 100 percent of employee contributions up to the first three percent of eligible compensation plus 50 percent on the next two percent of eligible compensation. Beginning in April 2009 and as of December 31, 2009, we matched 50 percent of employee contributions on the first three percent of eligible compensation and 25 percent on the next two percent of eligible compensation in our stock. We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon our performance. No contributions have been made under the variable compensation program for the years ended 2009, 2008 or 2007.
     We used shares of treasury stock to match employee 401(k) contributions for 2009, 2008 and 2007. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $1.3 million, $2.6 million and $3.4 million in 2009, 2008 and 2007, respectively.
     In November 2009, we determined it was appropriate to reinstate our 401(k) Plan matching contribution to the rate applied prior to April 2009. The matching contribution effective January 1, 2010 will be 100 percent of employee contributions up to the first three percent of eligible compensation plus 50 percent on the next two percent of eligible compensation.
Note 12 — Stock-Based Compensation
     We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Employee Stock Incentive Program (Employee Plan) and our 1996 Directors Stock Compensation Program. We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan). We also have restricted stock units outstanding under our 2005 Incentive Plan and our 2008 Incentive Plan. No further shares are available for grant under the Employee Plan, Directors Plan, 2000 Incentive Plan or the 2005 Incentive Plan. Restricted stock granted and stock option awards exercised are issued from our treasury stock. The purchase of treasury stock is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors.
     The Employee Plan was approved and adopted by 3M Company on June 18, 1996, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Employee Plan was not to exceed 6.0 million. The outstanding options are non-qualified, normally have a term of ten years and generally became exercisable from one to five years after grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2000 Incentive Plan in May 2000, no further shares are available for grant under the Employee Plan.
     The Directors Plan was also approved and adopted by 3M Company, as our sole shareholder, and became effective on July 1, 1996. The total number of shares of common stock that could have been issued or awarded under the Directors Plan was not to exceed 0.8 million. The outstanding options are non-qualified, normally have a term of ten years and generally became exercisable one year after grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the Directors Plan.
     The 2000 Incentive Plan was approved and adopted by our shareholders on May 16, 2000, and became effective immediately. The total number of shares of common stock that could have been issued or awarded under the 2000 Incentive Plan was not to exceed 4.0 million. The outstanding options are non-qualified, normally have a term of seven to ten years and generally became exercisable 25 percent per year beginning on the first anniversary of the grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the 2000 Incentive Plan.

     The 2005 Incentive Plan was approved and adopted by our shareholders on May 4, 2005, and became effective immediately. The 2005 Incentive Plan permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock and stock-based awards. The total number of shares of common stock that could have been issued or awarded under the 2005 Incentive Plan was not to exceed 2.5 million, of which the maximum number of shares that could have been awarded pursuant to grants of restricted stock, restricted stock units and stock awards was 1.5 million. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. For directors, the options generally became exercisable in full on the first anniversary of the grant date. Exercise prices for stock options are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2008 Incentive Plan in May 2008, no further shares are available for grant under the 2005 Incentive Plan.
     The 2008 Incentive Plan was approved and adopted by our shareholders on May 7, 2008 and became effective immediately. The 2008 Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards (collectively, Awards). The Company’s Board of Directors and Compensation Committee have the authority to determine the type of Awards as well as the amount, terms and conditions of each Award under the 2008 Incentive Plan, subject to the limitations and other provisions of the 2008 Incentive Plan. The total number of shares of common stock that may be issued or granted under the 2008 Incentive Plan may not exceed 4.0 million, of which the maximum number of shares that may be provided pursuant to grants of Awards other than options and stock appreciation rights is 2.0 million. The number of shares available for Awards, as well as the terms of outstanding Awards, are subject to adjustments as provided in the 2008 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and restricted stock vests 25 percent per year beginning on the first anniversary of the grant date. For directors, the options generally become exercisable and restricted stock vests in full on the first anniversary of the grant date. Exercise prices for stock options are equal to the fair market value of our common stock on the date of grant. Awards may be granted under the 2008 Incentive Plan until May 6, 2018 or until all shares available for Awards under the 2008 Incentive Plan have been purchased or acquired; provided, however, that incentive stock options may not be granted after March 11, 2018. As of December 31, 2009, there were 2,330,386 shares available for grant under our 2008 Incentive Plan.
Stock Options
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Volatility was calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate of return was determined by using the U.S. Treasury yield curve in effect at the time of grant. The expected term was calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, we considered the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield was based on the latest dividend payments made on or announced by the date of the grant.
     The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Volatility	41%	31%	29%
Risk-free interest rate	2.13%	3.04%	4.60%
Expected life (months)	65	61	63
Dividend yield	0.0%	2.6%	1.7%
     The following table summarizes stock option activity for the years ended December 31, 2009, 2008 and 2007:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual Life	Value
	Stock Options	Exercise Price	(Years)	(millions)
Outstanding December 31, 2006	3,378,979	$34.48	6.1	$40.4
Granted	606,312	37.54
Exercised	(293,954)	26.24
Cancelled	(80,385)	33.08
Forfeited	(461,191)	39.34

Outstanding December 31, 2007	3,149,761	$35.16	6.0	$—
Granted	1,237,513	24.39
Exercised	(46,330)	18.33
Cancelled	(89,315)	35.98
Forfeited	(147,873)	35.32

Outstanding December 31, 2008	4,103,756	$32.09	6.2	$—
Granted	1,054,599	9.71
Exercised	—	—
Cancelled	(341,850)	31.25
Forfeited	(221,667)	28.32

Outstanding December 31, 2009	4,594,838	$27.19	6.2	$0.1

     Our stock price of $8.72 on December 31, 2009 resulted in an aggregate intrinsic value of $0.1 million as of December 31, 2009. There was no aggregate intrinsic value at December 31, 2008 or 2007 as our stock price of $13.57 on December 31, 2008 and $21.00 on December 31, 2007 was below the exercise price of the majority of the outstanding stock options. As no options were exercised during 2009, there was no intrinsic value for exercised options during 2009. The intrinsic value of options exercised during 2008 and 2007 was $0.3 million and $3.5 million, respectively. The weighted average grant date fair value of options granted during the years 2009, 2008 and 2007 was $3.94, $5.97 and $10.95, respectively.
     The following table summarizes outstanding, exercisable options and options expected to vest as of December 31, 2009:

	Exercisable Options			Options Expected to Vest
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
		Contractual	Average		Contractual	Average
		Life	Exercise	Stock	Life	Exercise
Range of Exercise Prices	Stock Options	(Years)	Price	Options	(Years)	Price
$6.95 to $14.15	-	0.0	$-	857,034	9.3	$9.69
$14.16 to $19.20	3,500	1.0	14.94	-	9.3	9.69
$19.21 to $23.95	159,444	2.0	23.09	12,918	8.5	21.58
$23.96 to $28.70	350,767	8.1	24.36	599,442	8.2	24.52
$28.71 to $39.38	1,415,892	4.0	33.96	163,734	7.2	37.44
$39.39 to $41.75	649,544	3.7	40.71	67,860	6.1	41.62
$41.76 to $46.97	32,150	6.4	44.33	9,289	6.7	44.53

$6.95 to $46.97	2,611,297	4.4	$33.79	1,710,277	7.2	$19.09

     The aggregate intrinsic value for exercisable options outstanding and options expected to vest as of December 31, 2009 was $0.0 million and $0.1 million, respectively.

     Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 was $4.9 million, $6.4 million and $7.0 million before income taxes, respectively. The related tax benefit was $1.6 million, $2.0 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2009, 2008 or 2007. As of December 31, 2009, there was $8.1 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.47 years.
Restricted Stock
     The following table summarizes our restricted stock activity for the years ended December 31, 2009, 2008 and 2007:

		Weighted
		Average Grant
		Date Fair Value
	Restricted Stock	Per Share
Nonvested as of December 31, 2006	214,163	$38.71
Granted	118,143	38.08
Vested	(69,834)	38.57
Forfeited	(55,243)	38.33

Nonvested as of December 31, 2007	207,229	$38.52
Granted	206,261	24.05
Vested	(80,219)	37.85
Forfeited	(28,760)	37.61

Nonvested as of December 31, 2008	304,511	$28.98
Granted	327,654	9.38
Vested	(119,074)	29.44
Forfeited	(51,389)	30.04

Nonvested as of December 31, 2009	461,702	$14.84

     The total fair value of shares vested during the years 2009, 2008 and 2007 was $3.5 million, $3.0 million and $2.7 million, respectively.
     Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 was $2.6 million, $3.1 million and $3.2 million before income taxes, respectively. The related tax benefit was $1.0 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2009, 2008, or 2007. As of December 31, 2009, there was $5.2 million of total unrecognized compensation expense related to restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.63 years.
Note 13 — Fair Value Measurements
     Effective January 1, 2009 we adopted a newly issued accounting standard for the fair value measurement of our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. The standard provided guidance on determining fair value measurements and significantly expanded the required disclosures for assets and liabilities measured at fair value. We previously adopted the same standard for all financial assets and liabilities in 2008. The adoption of the new standard did not have a material impact on our fair value measurements. Effective June 30, 2009, we adopted additional standards for fair value measurements which further expanded the guidance provided in the standards adopted in 2008 and January 1, 2009. These new standards provided guidance on the measurement of fair value when the volume and level of activity has significantly decreased, identifying transactions that are not orderly and expanded interim disclosures on financial instruments. The adoption of these recent accounting pronouncements did not have a material impact on our fair value measurements or on our consolidated financial position, results of operations or cash flows.

Fair value of financial instruments
     At December 31, 2009 and 2008, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair value as discussed below.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
     The assets in our postretirement benefit plans are measured at fair value on a recurring basis (at least annually). See Note 10 herein for additional discussion concerning pension and postretirement benefit plans.
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward, option contracts and option combination strategies to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration at inception from less than one to 14 months. We do not hold or issue derivative financial instruments for speculative or trading purposes and we are not a party to leveraged derivatives.
     We are exposed to the risk of nonperformance by our counter-parties in foreign currency forward and option contracts, but we do not anticipate nonperformance by any of these counter-parties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits and by using major international banks and financial institutions as counter-parties.
Cash Flow Hedges
     We attempt to substantially mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in currency exchange rates through the use of option, forward and combination option contracts. The degree of our hedging can fluctuate based on management judgment and forecasted projections. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge items. This process includes linking all derivatives to forecasted transactions.
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
Other Hedges
     We enter into foreign currency forward contracts, generally with durations of less than two months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets and all changes in their fair value are immediately recognized in the Consolidated Statement of Operations.
     As of December 31, 2009, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).
     As of December 31, 2009 and 2008, cash flow hedges ranged in duration from one to 12 months and had a total notional amount of $48.0 million and $495.6 million, respectively. Hedge losses, of $3.8 million, $0.4 million and $2.1 million were reclassified into the Consolidated Statement of Operations in 2009, 2008 and 2007, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2009 was $0.5 million, pre-tax, which depending on market factors is expected to reverse in the Consolidated Balance Sheet or be reclassified into operations in 2010.

     As of December 31, 2009 and 2008, we had a notional amount of forward contracts of $88.8 million and $99.0 million, respectively, to hedge our recorded balance sheet exposures.
     Our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 were as follows:

		Quoted prices in
		active markets for	Significant other	Unobservable
	December 31,	identical assets	observable inputs	inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$1.0	$—	$1.0	$—
Derivative liabilities	(0.3)	—	(0.3)	—

Total	$0.7	$—	$0.7	$—

     The notional amounts and fair values of our derivative instruments in the Consolidated Financial Statements were as follows as of December 31, 2009:

		Fair Value
		Other	Other
	Notional	current	current
(In millions)	amount	assets	liabilities
Cash flow hedges designated as hedging instruments	$48.0	$0.8	$—
Other hedges not receiving hedge accounting	88.8	0.2	(0.3)

Total	$136.8	$1.0	$(0.3)

     The derivative gains and losses in the Consolidated Statement of Operations for the year ended December 31, 2009 were as follows:

Pretax gain/(loss) on
	Pretax gain/(loss)	effective portion of
	recognized in	derivative
	other	reclassification from	Pretax gain/(loss)
	comprehensive	accumulated other	recognized in the
	income on	comprehensive income	Condensed Statement of
	effective portion	to cost of goods	Operations in other
(In millions)	of derivative	sold, net	expense, net
Cash flow hedges designated as hedging instruments	$1.1	$(3.8)	$—
Other hedges not receiving hedge accounting	—	—	(24.1)

Total	$1.1	$(3.8)	$(24.1)

Note 14 — Leases
     We incur rent expense under operating leases, which primarily relate to equipment and office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of rent expense during 2009, 2008 and 2007:

(In millions)	2009	2008	2007
Minimum lease payments*	$10.3	$16.7	$12.0
Contingent rentals*	18.0	13.7	18.9
Rental income	(2.8)	(2.4)	(2.9)
Sublease income	(0.3)	(0.5)	(0.4)

Total rental expense recognized in income	$25.2	$27.5	$27.6

*	Minimum lease payments and contingent rental expenses incurred due to agreements with warehouse providers are included as a component of cost of goods sold in the Consolidated Statements of Operations. The minimum lease payments under such arrangements were $2.2 million, $3.9 million and $3.3 million in 2009, 2008 and 2007, respectively. The contingent rental expenses under such arrangements were $5.8 million, $0.7 million and $1.1 million in 2009, 2008 and 2007, respectively.
     The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2009:

(In millions)	2010	2011	2012	2013	2014	Thereafter	Total
Minimum lease payments**	$12.7	$11.4	$8.2	$5.3	$4.2	$1.5	$43.3

**	Minimum payments have not been reduced by minimum sublease rentals of approximately $2.1 due in the future under non-cancelable lease agreements.
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
     TDK cannot become the beneficial owner of more than 21 percent of the common stock outstanding at any time during the TDK Standstill Period other than as a result of a reduction in the number of shares outstanding due to Imation repurchasing shares of common stock and is limited to 22 percent in this event. TDK shall dispose of a sufficient number of shares of common stock within 10 days after becoming aware that the percentage has been surpassed such that TDK shall be the beneficial owner of no more than 21 percent of the common stock then outstanding.
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

     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. The Company’s previous authorization was cancelled with the new authorization. During the three months ended March 30, 2008, we repurchased 0.8 million shares completing the 10b5-1 plan announced in May 2007. As of December 31, 2008, we had repurchased 0.7 million shares under the latest authorization. We did not repurchase any shares during 2009. As of December 31, 2009, we held, in total, 4.8 million shares of treasury stock acquired at an average price of $25.19 per share. Authorization for repurchases of an additional 2.3 million shares remained outstanding as of December 31, 2009. Effective January 30, 2009 our Board of Directors suspended the Company’s quarterly cash dividend. Further, no dividends were declared or paid during 2009.
Note 16 — Business Segment Information and Geographic Data
     We operate in two broad market categories: (1) removable data storage products and accessories and (2) audio and video consumer electronic products and accessories (electronic products).
     Our data storage media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. Consumer electronics are sold primarily through our Electronic Products segment. The Electronic Products segment is currently focused primarily in North America and primarily under the Memorex brand name.
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
     Net revenue and operating income were as follows:

	Years Ended December 31,
(In millions)	2009	2008	2007
Net Revenue
Americas	$649.2	$757.3	$928.6
Europe	415.2	543.7	520.2
Asia Pacific	400.1	434.4	328.9
Electronic Products	185.0	245.6	118.1

Total	$1,649.5	$1,981.0	$1,895.8

	Years Ended December 31,
(In millions)	2009	2008	2007
Operating Income (Loss)
Americas	$55.4	$71.5	$82.9
Europe	1.7	17.0	40.9
Asia Pacific	18.7	28.7	23.5
Electronic Products	(7.2)	(13.4)	5.5
Corporate and unallocated	(130.3)	(137.5)	(191.5)

Total	$(61.7)	$(33.7)	$(38.7)

     We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review. Corporate and unallocated amounts above include a litigation settlement charge of $49.0 and restructuring and other costs of $26.6 million for the year ended December 31, 2009. Corporate and unallocated amounts above include non-cash goodwill impairment charges of $32.4 million and $94.1 million for the years ended December 31, 2008 and 2007, respectively, as well as restructuring and other costs of $28.9 million and $33.3 million for the years ended December 31, 2008 and 2007, respectively.

     We have four major product categories: optical, magnetic, flash media and electronic products, accessories and other. Net revenue by product category was as follows:

	Years Ended December 31,
(In millions)	2009	2008	2007
Optical products	$738.0	$851.6	$788.0
Magnetic products	474.2	644.4	703.9
Flash media products	90.0	99.2	157.1
Electronic products, accessories and other	347.3	385.8	246.8

Total	$1,649.5	$1,981.0	$1,895.8

     The following tables present net revenue and long-lived assets by geographical region:

	Years Ended December 31,
(In millions)	2009	2008	2007
Net Revenue
United States	$726.9	$840.6	$896.9
International	922.6	1,140.4	998.9

Total	$1,649.5	$1,981.0	$1,895.8

	As of December 31,
(In millions)	2009	2008	2007
Long-Lived Assets
United States	$105.1	$116.9	$167.0
International	4.7	5.5	4.5

Total	$109.8	$122.4	$171.5

Note 17 — Commitments and Contingencies
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications. In accordance with GAAP guidance for accounting for contingencies, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our Electronic Products segment is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us and other participants in the consumer electronics industry. Consequently, as of December 31, 2009, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2009 would not be material to our financial position.

Philips
     On July 13, 2009, we entered into a confidential Settlement Agreement ending all legal disputes with Philips and MBI. The Settlement resolves all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As part of the settlement, Imation, Philips and MBI jointly requested a stay of all proceedings in all jurisdictions while MBI requested approval for an element of the settlement from the Reserve Bank of India. As a result of the settlement, we recorded a charge based on the present value of these payments of $49.0 million in the second quarter of 2009. We placed $20.0 million in escrow in July 2009, which was released to Philips on February 23, 2010 upon final dismissal of all related litigations. We will pay an additional $33.0 million over a period of three years. Additionally, we recorded interest expense of $0.8 million for the twelve month period ended December 31, 2009, which represents the fair value accretion of the recorded liability.
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
     The following settlement payments reflect future amounts to be paid to Philips, exclusive of the $20.0 million deposited in escrow in July 2009, in accordance with the terms of the settlement:

Future
(In millions)	Payments
Year
2010	$8.2
2011	8.3
2012	16.5

Total undiscounted payments	$33.0
Adjustment for present value using 6% discount rate	(3.3)

Total liability recognized in the Condensed Consolidated Balance Sheet as of December 31, 2009	$29.7

     Additionally, Philips and Imation entered into an escrow agreement related to this dispute on October 29, 2007 and Imation deposited $3.5 million in escrow. This escrow balance was released to Imation on February 23, 2010, resulting in net Philips settlement payments of $4.7 million during 2010.
SanDisk
     On October 24, 2007, SanDisk Corporation (SanDisk) filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries, Imation Enterprises Corp. and Memorex Products, Inc. The lawsuit also named over 20 other companies as defendants. This action alleged that we have infringed five patents held by SanDisk: U.S. Patent 6,426,893; 6,763,424; 5,719,808; 6,947,332 and 7,137,011. SanDisk alleged that our sale of various flash memory products, such as USB flash drives and certain flash card formats, infringed these patents and sought damages for prior sales and an injunction and/or royalties on future sales. This action had been stayed pending resolution of the related case described below.
     Also on October 24, 2007, SanDisk filed a complaint with the United States International Trade Commission (ITC) against the same Imation entities listed above, as well as over 20 other companies. This action involved the same patents and the same products as described above and SanDisk sought an order from the ITC blocking the defendants’ importation of these products into the United States.
     The ITC hearing was held October 27, 2008 through November 4, 2008. Prior to the hearing, SanDisk affirmatively withdrew three of the five patents (US Nos. 6,426,893; 5,719,808 and 6,947,332) from the case. On April 10, 2009, the Administrative Law Judge issued his Initial Determination that the asserted patent claim of U.S. Patent No. 7,137,011 was invalid and not infringed and also finding that U.S. Patent No. 6,673,424 was not infringed. SanDisk filed a Petition for Review on May 4, 2009 to ask the ITC to review the Initial Determination. In August 2009 the ITC declined to review the Administrative Law Judge’s ruling with respect to the 7,137,011 Patent, but agreed to review the ruling with respect to the 6,763,424 Patent. On October 23, 2009, the ITC issued its Final Notice affirming the Administrative Law

Judge’s ruling that none of the claims of the 6,763,424 Patent were infringed. SanDisk did not appeal this ruling and the ITC case has been closed.
     On November 13, 2009, the judge in the District Court case in Wisconsin lifted the stay of proceedings. Imation filed its Answer to the Complaint on December 2, 2009. On January 26, 2010, U.S. Patent No. 6,947,332 was withdrawn from the case without prejudice.
     Some of our suppliers are already licensed by SanDisk. We are also generally indemnified by our suppliers against claims for patent infringement. Additionally, some of our suppliers are now providing us with USB flash drives with new controllers, which SanDisk has stipulated are not covered by U.S. Patent No. 6,763,424. Therefore, at this time, we do not believe that the remaining SanDisk action will have a material adverse impact on our financial statements.
Environmental Matters
     Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2009, we had environmental-related accruals totaling $0.5 million recorded in other liabilities and we have minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.
Note 18 — Related Party Transactions
     As a result of the TDK Recording Media business acquisition, TDK became our largest shareholder and owned approximately 20 percent of our shares as of December 31, 2009 and 2008. In connection with the acquisition we entered into a Supply Agreement and a Transition Services Agreement with TDK. For details on the Supply Agreement see Note 3 herein for further information. Under the Transition Services Agreement, TDK provided certain services to assist in the transfer of the TDK Recording Media business to Imation.
     In 2009 and 2008 we did not sell products nor provide services to TDK or its affiliates. In 2007, Imation sold products and services in the aggregate amounts of approximately $25 million to TDK or its affiliates. In 2009, 2008 and 2007 we purchased products and services in the aggregate amounts of approximately $64 million, $80 million and $31 million, respectively, from TDK or its affiliates. Fees under the Transition Services Agreement were approximately $3 million, $10 million and $11 million in 2009, 2008 and 2007, respectively. These transition services were completed in July 2009. Trade payables to TDK or its affiliates were $7.2 million and $14.2 million at December 31, 2009 and 2008, respectively. We had $0.1 million and $0.0 trade receivables from TDK or its affiliates at December 31, 2009 and 2008, respectively.

Note 19 — Quarterly Data (Unaudited)

(In millions, except per share amounts)	First	Second	Third	Fourth	Total(1)
2008
Net revenue	$494.7	$496.5	$475.9	$513.9	$1,981.0
Gross profit	96.3	91.4	78.5	72.6	338.8
Goodwill impairment	—	—	—	32.4	32.4
Operating income (loss)	17.6	9.7	(11.0)	(50.0)	(33.7)
Income from continuing operations	10.4	5.6	(7.4)	(46.4)	(37.8)
Discontinued operations	0.6	1.6	1.5	0.8	4.5
Net income (loss)	11.0	7.2	(5.9)	(45.6)	(33.3)
Earnings (loss) per common share, continuing operations:
Basic	$0.28	$0.15	$(0.20)	$(1.24)	$(1.01)
Diluted	0.28	0.15	(0.20)	(1.24)	(1.01)
Earnings per common share, discontinued operations:
Basic	$0.02	$0.04	$0.04	$0.02	$0.12
Diluted	0.02	0.04	0.04	0.02	0.12
Earnings (loss) per common share, net income:
Basic	$0.29	$0.19	$(0.16)	$(1.22)	$(0.89)
Diluted	0.29	0.19	(0.16)	(1.22)	(0.89)

2009
Net revenue	$396.5	$400.0	$401.3	$451.7	$1,649.5
Gross profit	66.9	63.4	64.5	69.2	264.0
Operating (loss) income	(8.6)	(59.3)	1.7	4.5	(61.7)
(Loss) income from continuing operations	(12.7)	(38.3)	(0.3)	7.3	(44.0)
Discontinued operations	1.1	1.4	(0.1)	(0.6)	1.8
Net (loss) income	(11.6)	(36.9)	(0.4)	6.7	(42.2)
(Loss) earnings per common share, continuing operations:
Basic	$(0.34)	$(1.02)	$(0.01)	$0.19	$(1.17)
Diluted	(0.34)	(1.02)	(0.01)	0.19	(1.17)
Earnings (loss) per common share, discontinued operations:
Basic	$0.03	$0.04	$—	$(0.02)	$0.05
Diluted	0.03	0.04	—	(0.02)	0.05
(Loss) earnings per common share, net income:
Basic	$(0.31)	$(0.98)	$(0.01)	$0.18	$(1.12)
Diluted	(0.31)	(0.98)	(0.01)	0.18	(1.12)

(1)	The sum of the quarterly earnings per share may not equal the annual earnings per share due to changes in average shares outstanding.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009, the end of the period covered by this report, the Vice Chairman and Chief Executive Officer, Frank P. Russomanno, and the Senior Vice

President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     Changes in Internal Controls. During the quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2009, Imation’s internal control over financial reporting was effective, based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.
Item 9B. Other Information.
     None.

PART III
     Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2010.
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
     Information regarding our Board of Directors as of February 26, 2010 is set forth below:
     Michael S. Fields, Chairman and Chief Executive Officer of KANA Software, Inc. (a customer relationship management software and services company) and Chairman, The Fields Group (a management consulting firm).
     Charles A. Haggerty, Chief Executive Officer, Le Conte Associates, LLC (a consulting and investment company) and former Chairman, President and Chief Executive Officer, Western Digital Corporation (a hard disk maker).
     Linda W. Hart, Vice Chairman, President and Chief Executive Officer, Hart Group, Inc. (a diversified group of companies primarily involved in residential and commercial building materials) and Non-Executive Chairman of our Board.
     Ronald T. LeMay, Chief Executive Officer of AirCell Inc. (a designer, manufacturer and marketer of airborne telecommunication systems), Chairman, October Capital and Razorback Capital (private investment companies) and President and Managing Director of OpenAir Ventures ( a venture capital firm formed to make early stage investments in wireless companies).
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
     Frank P. Russomanno, Vice Chairman and Chief Executive Officer, Imation. See Executive Officers of the Registrant in Item 1. Business herein for further information.
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

     We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions and all our other employees. This code of ethics is part of our broader Business Conduct Policy, posted on our website. The Internet address for our website is http://www.imation.com and the Business Conduct Policy may be found on the “Corporate Governance” web page, which can be accessed from the “Investor Relations” page, which can be accessed from the main web page. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the required code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller or persons performing similar functions by posting such information on our website, at the address and location specified above.
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
Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2009, including the 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 1996 Employee Stock Incentive Program and the 1996 Directors Stock Compensation Program. As of December 31, 2009, options were the only form of award that had been granted under the 1996 Employee Stock Incentive Program, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, and options, restricted stock and restricted stock units had been granted to directors under the 1996 Directors Stock Compensation Program. Our shareholders have approved all of the compensation plans listed below.

				Number of securities
			Weighted-	remaining available
			average	for future issuance
	Number of securities		exercise price	under equity
	to be issued upon		of outstanding	compensation plans
	exercise of		options,	(excluding securities
Equity compensation plans approved by	outstanding options,		warrants and	reflected in the first
shareholders	warrants and rights		rights	column)
2008 Stock Incentive Plan	1,191,562	(1)	$11.46	2,330,386
2005 Stock Incentive Plan	1,838,805	(1)	32.06	—	(2)
2000 Stock Incentive Plan	1,287,878		33.81	—	(2)
1996 Employee Stock Incentive Program	60,000		28.75	—	(2)
1996 Directors Stock Compensation Program	216,593		32.73	—	(2)

Total	4,594,838		$27.19	2,330,386

(1)	This number does not include restricted stock of 403,216 shares under our 2008 Stock Incentive Plan and 58,486 shares under our 2005 Stock Incentive Plan

(2)	No additional awards may be granted under our 2005 Stock Incentive Plan, 2000 Stock Incentive Plan, 1996 Employee Stock Incentive Plan or 1996 Directors Stock Compensation Program.

Item 13. Certain Relationships and Related Transactions and Director Independence.
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

Number	Description of Exhibit
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

10.8
Amendment to the Credit Agreement between Imation Corp. and Consortium of Lenders dated as of July 24, 2007 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on July 30, 2007)

10.9
Second amendment to Credit Agreement between Imation Corp. and a consortium of lenders dated as of April 25, 2008 (incorporated by reference to Exhibit 10.1 to Imation’s Form 10-Q for the quarter ended March 31, 2008)

10.10
Third amdendment to Credit Agreement among Imation Corp. and Imatin Enterprises Corp. as borrowers, Bank of America, N.A. as administrative agent and 1/c issuer, and a Consortium of Lenders, dated as of June 3, 2009 (incorporated by reference to Exhibit 10.2 to Imation’s Form 10-Q for the quarter ended June 30, 2009)

10.11*	Employment Closure Agreement between Imation Corp. and Mr. Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on April 2, 2007)

10.12*	Amendment to Mr. Henderson’s Performance Option Agreement (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.13*	Amendment to Emplyment Agreement between Imation and Bruce Henderson (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on March 3, 2006)

10.14*	Form of Indemnity Agreement between Imation and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)

10.15*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)

10.16*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)

10.17*	Imation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)

10.18*	Form of Restricted Stock Award Agreement between Imation and Frank Russomanno (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.19*	Description of Compensatory arrangement between Imation and Frank Russomanno (incorporated by reference to Imation’s Form 8-K Current Report filed on November 14, 2006)

10.20*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.21*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.22*
Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.23*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.24*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.25*	Form of Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.26*	Form of Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.27*	Form of Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.28*	Form of Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

10.29*	Imation 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.30*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)

Number	Description of Exhibit
10.31*	Imation 2005 Stock Incentive Plan Stock Option Agreement - Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.32*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements - Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.33*	Imation 2005 Stock Incentive Plan Stock Option Agreement - Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.34*	Amendment to 2005 Stock Incentive Plan Stock Option Agreement - Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.35*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement - Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.36*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement - Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.37*
Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.38*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement - Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)

10.39*	Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)

10.40*
Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.41*	Form of Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.42*	Form of Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.43*	Form of Amendment to 2005 Restricted Stock Award Agreements - Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.44*
Form of Non-Qualified Stock Option Agreement for Executive Officers under the Imation Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.45*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.46*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.47*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.48*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.49*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.50*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.51*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)

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

10.55*
Form of Restricted Stock Agreement for Directors under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.56*	Description of 2009 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 17, 2008)

10.57*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)

10.58*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on Februaury 17, 2009)

Number	Description of Exhibit
10.59*	Directors Compensation Program Effective May 4, 2005 (As amended May 6, 2009) (incorporated by reference to Exhibit 10.2 to Imation’s Form 10-Q ffor the quarter ended March 31, 2009)

10.60*	Form of amended and restated Severence Agreement with Executive Officers (incorporated by reference to Exhibit 10.1 to Imation’s Form 10-Q for the quarter ended June 30, 2009)

10.61*	Description of 2010 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 9, 2009)

21.1	Subsidiaries of Imation Corp.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMATION CORP.
By:	/s/ FRANK P. RUSSOMANNO
Frank P. Russomanno
Vice Chairman and Chief Executive Officer

Date: February 26, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK P. RUSSOMANNO	Vice Chairman and Chief Executive Officer	February 26, 2010
Frank P. Russomanno	(Principal Executive Officer)

/s/ PAUL R. ZELLER	Senior Vice President and Chief Financial Officer	February 26, 2010
Paul R. Zeller	(Principal Financial Officer)

/s/ SCOTT J. ROBINSON	Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2010
Scott J. Robinson	(Principal Accounting Officer)

*	Director	February 26, 2010
Michael S. Fields

*	Director	February 26, 2010
Charles A. Haggerty

*	Director	February 26, 2010
Linda W. Hart

*	Director	February 26, 2010
Ronald T. LeMay

*	Director	February 26, 2010
Raymond Leung

*	Director	February 26, 2010
L. White Matthews, III

*	Director	February 26, 2010
Glen A. Taylor

*	Director	February 26, 2010
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