Form 10-Q
period 2010-03-31
IMATION CORP
filed 2010-05-05
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14310
IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1838504 (I.R.S. Employer Identification No.)

1 Imation Way Oakdale, Minnesota (Address of principal executive offices)	55128 (Zip Code)
(651) 704-4000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,170,554 shares of Common Stock, par value $0.01 per share, were outstanding at April 30, 2010.

IMATION CORP.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net revenue	$365.8	$396.5
Cost of goods sold	304.1	329.6

Gross profit	61.7	66.9

Operating expense:
Selling, general and administrative	53.1	64.7
Research and development	4.4	5.3
Restructuring and other	4.0	5.5

Total	61.5	75.5

Operating income (loss)	0.2	(8.6)

Other (income) and expense:
Interest income	(0.2)	(0.2)
Interest expense	1.1	0.4
Other, net	2.9	7.4

Total	3.8	7.6

Loss before income taxes	(3.6)	(16.2)

Income tax benefit	(1.1)	(3.5)

Loss from continuing operations	(2.5)	(12.7)

Discontinued operations:
(Loss) income from operations of discontinued businesses, net of income taxes	(0.1)	1.1

(Loss) income from discontinued operations	(0.1)	1.1

Net loss	$(2.6)	$(11.6)

(Loss) earnings per common share — basic:
Continuing operations	$(0.07)	$(0.34)
Discontinued operations	—	0.03
Net loss	(0.07)	(0.31)

(Loss) earnings per common share — diluted:
Continuing operations	$(0.07)	$(0.34)
Discontinued operations	—	0.03
Net loss	(0.07)	(0.31)

Weighted average shares outstanding
Basic	37.7	37.4
Diluted	37.7	37.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$224.2	$163.4
Accounts receivable, net	249.7	314.9
Inventories	214.0	235.7
Other current assets	160.8	164.4

Total current assets	848.7	878.4
Property, plant and equipment, net	106.8	109.8
Intangible assets, net	336.1	337.3
Goodwill	23.5	23.5
Other assets	42.9	44.8

Total assets	$1,358.0	$1,393.8

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$196.0	$201.4
Accrued payroll	11.1	19.7
Other current liabilities	134.0	150.8

Total current liabilities	341.1	371.9
Other liabilities	93.7	94.7

Total liabilities	434.8	466.6

Shareholders’ equity	923.2	927.2

Total liabilities and shareholders’ equity	$1,358.0	$1,393.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(2.6)	$(11.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4.7	4.8
Amortization	5.8	5.9
Deferred income taxes	2.6	(0.6)
Stock-based compensation	1.7	1.8
Note receivable reserve	—	4.0
Other	2.0	1.2
Changes in operating assets and liabilities:
Accounts receivable	60.1	61.4
Inventories	18.9	32.8
Other assets	(12.7)	(4.5)
Accounts payable	(3.9)	(58.7)
Accrued payroll and other liabilities	(11.0)	(20.8)
Restricted cash	2.8	—

Net cash provided by operating activities	68.4	15.7

Cash Flows from Investing Activities:
Capital expenditures	(2.2)	(5.4)
License agreement payment	(5.0)	—
Proceeds from sale of assets	0.1	0.7

Net cash used in investing activities	(7.1)	(4.7)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(4.6)

Net change in cash and cash equivalents	60.8	6.4
Cash and cash equivalents — beginning of period	163.4	96.6

Cash and cash equivalents — end of period	$224.2	$103.0

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
     The December 31, 2009 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     As a result of the wind down of our Global Data Media (GDM) business joint venture during the three months ended September 30, 2009, these operations are presented in our Condensed Consolidated Financial Statements as discontinued operations for all periods presented.
Recently Adopted Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The disclosures required as of March 31, 2010 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Note 2 — Earnings (loss) per common share
     Basic earnings per share is calculated using the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Numerator:
Loss from continuing operations	$(2.5)	$(12.7)
(Loss) income from discontinued operations	(0.1)	1.1

Net loss	$(2.6)	$(11.6)

Denominator:
Weighted average number of common stock outstanding during the period	37.7	37.4
Dilutive effect of stock-based compensation plans	—	—

Weighted average number of diluted shares outstanding during the period	37.7	37.4

Basic (loss) earnings per common share:
Continuing operations	$(0.07)	$(0.34)
Discontinued operations	(0.00)	0.03
Net loss	(0.07)	(0.31)

Diluted (loss) earnings per common share:
Continuing operations	$(0.07)	$(0.34)
Discontinued operations	(0.00)	0.03
Net loss	(0.07)	(0.31)

Anti-dilutive options excluded from calculation	4.6	4.3
     Earnings per share amounts for continuing operations, discontinued operations and net income (loss), as presented on the Condensed Consolidated Statements of Operations, are calculated individually and may not sum due to rounding differences.

Note 3 — Supplemental Balance Sheet Information

	March 31,	December 31,
(In millions)	2010	2009
	(Unaudited)
Accounts Receivable
Accounts receivable	$273.9	$343.5
Less reserves and allowances*	(24.2)	(28.6)

Accounts receivable, net	$249.7	$314.9

Inventories
Finished goods	$191.4	$210.4
Work in process	7.5	8.9
Raw materials and supplies	15.1	16.4

Total inventories	$214.0	$235.7

Other Current Assets
Deferred income taxes	$39.4	$42.7
Restricted cash	16.1	19.1
Assets held for sale	7.2	7.2
Taxes receivable	44.9	35.1
Other	53.2	60.3

Total other current assets	$160.8	$164.4

Property, Plant and Equipment
Property, plant and equipment	$349.9	$350.8
Less accumulated depreciation	(243.1)	(241.0)

Property, plant and equipment, net	$106.8	$109.8

Other Assets
Deferred income taxes	$35.4	$35.5
Other	7.5	9.3

Total other assets	$42.9	$44.8

Other Current Liabilities
Rebates	$54.9	$66.1
Litigation settlement — current	8.1	7.9
Employee separation costs	3.9	4.3
Value added tax	11.2	12.0
Other	55.9	60.5

Total other current liabilities	$134.0	$150.8

Other Liabilities
Pension	$35.6	$36.3
Litigation settlement — long-term	22.1	21.8
Deferred income taxes	3.0	3.3
Unrecognized tax benefits	16.2	16.0
Other	16.8	17.3

Total other liabilities	$93.7	$94.7

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, terms discounts and the inability of certain customers to make the required payment.

Note 4 — Intangible Assets and Goodwill
Intangible Assets
     The components of our amortizable intangible assets were as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
March 31, 2010
Gross carrying amount	$333.0	$52.2	$65.0	$11.6	$461.8
Accumulated amortization	(37.2)	(47.1)	(36.0)	(5.4)	(125.7)

Intangible assets, net	$295.8	$5.1	$29.0	$6.2	$336.1

December 31, 2009
Gross carrying amount	$333.2	$62.3	$65.5	$6.6	$467.6
Accumulated amortization	(34.4)	(56.8)	(33.9)	(5.2)	(130.3)

Intangible assets, net	$298.8	$5.5	$31.6	$1.4	$337.3

     During the three months ended March 31, 2010, we entered into a license agreement with ProStor Systems. Under terms of the agreement, we paid $5.0 million and will have a license to manufacture, market and sell RDX removable hard disk systems through 2020. We have recorded the payment as an other intangible asset and will amortize the payment over a five year period.
     Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Amortization expense	$5.8	$5.9
     Based on the intangible assets in service as of March 31, 2010, estimated amortization expense for the remainder of 2010 and each of the next four years ending December 31 is as follows:

(In millions)	2010	2011	2012	2013	2014
Amortization expense	$14.7	$20.3	$20.0	$15.1	$10.9

Goodwill
     We have goodwill of $23.5 million as of March 31, 2010, related to our Electronic Products reporting unit. We perform our annual test for goodwill impairment as of November 30 each year. Based on the Electronic Products reporting unit results, we believe that there is no impairment as of March 31, 2010. However, due to the ongoing uncertainty in market conditions which may negatively impact the market value of this reporting unit, we will continue to monitor and evaluate the carrying value of goodwill and our intangible assets. If our future performance for this reporting unit is not equal to or greater than our planned expectations, there would be an increased likelihood the goodwill would be impaired.
     We intend to realign our corporate segments and reporting structure in the near future. If the Electronic Products reporting unit were combined with any other reporting unit as part of a realignment of our corporate segments and reporting structure, we would be required to test the goodwill for impairment by comparing the fair value of the new reporting unit to which the goodwill would be assigned to that reporting unit’s carrying value. Since all other reporting units have fair values less than their carrying values, if the Electronic Products reporting unit is combined with any other reporting unit, it is highly likely that the goodwill of $23.5 million would be impaired. As described in our tax critical accounting policy and elsewhere in our Form 10-K for the year ended December 31, 2009, such a write-off could impact our ability to continue to carry the deferred tax assets in the United States, especially if future results are less than projected. The deferred tax assets in the United States were $63.4 million as of March 31, 2010.

Note 5 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
(In millions)	2010	2009
Cumulative currency translation adjustment	$(55.2)	$(50.4)
Pension adjustments, net of income tax	(18.7)	(18.8)
Cash flow hedging and other, net of income tax	0.5	0.3

Total accumulated other comprehensive loss	$(73.4)	$(68.9)

     Comprehensive loss consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Net loss	$(2.6)	$(11.6)
Cumulative currency translation adjustment	(4.8)	(10.4)
Pension adjustments, net of income taxes	0.1	—
Cash flow hedging and other, net of income tax	0.2	3.7

Total comprehensive loss	$(7.1)	$(18.3)

Note 6 — Stock-Based Compensation
     We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans) consisting of stock options, restricted stock and restricted stock units. As of March 31, 2010, there were 2,334,223 shares available for grant under our 2008 Stock Incentive Plan. No further shares are available for grant under any other Stock Plan.
     We incurred $1.7 million and $1.8 million of stock-based compensation expense during the three months ended March 31, 2010 and 2009, respectively. On March 18, 2010, we announced the retirement of our Vice Chairman and Chief Executive Officer, Frank Russomanno, effective May 5, 2010. In connection with his retirement from the Company, the Board of Directors also determined to accelerate the vesting of Mr. Russomanno’s outstanding unvested options and restricted stock. As a result, additional compensation expense of $0.8 million has been recognized under restructuring and other in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2010.
Stock Options
     The following table summarizes our stock option activity:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2009	4,594,838	$27.19
Granted	2,532	8.91
Exercised	—	—
Cancelled	(102,731)	35.02
Forefeited	(25,379)	23.82

Outstanding March 31, 2010	4,469,260	$27.12

     The weighted average grant-date fair value of options that were granted for the three months ended March 31, 2010 was $3.79.
     The following table summarizes our weighted average assumptions used in the valuation of options:

2010
Volatility	42.5%
Risk-free interest rate	2.57%
Expected life (months)	66
Dividend yield	0.0%
     As of March 31, 2010, there was $5.5 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.3 years.
Restricted Stock
     The following table summarizes our restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair Value
	Stock	Per Share
Nonvested as of December 31, 2009	461,702	$14.84
Granted	1,340	8.91
Vested	(3,831)	11.14
Forfeited	(1,587)	10.19

Nonvested as of March 31, 2010	457,624	$14.32

     Typically the vesting of restricted stock is four years, subject to the employee’s continuing service to the Company. The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight line basis over the requisite vesting period.
     As of March 31, 2010, there was $3.6 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.5 years.
Note 7 — Retirement Plans
Employer Contributions
     During the three months ended March 31, 2010, we contributed $1.2 million to our pension plans. We presently anticipate contributing amounts of approximately $5 million to $10 million to fund our pension plans for the full year 2010.
Components of Net Periodic Pension Cost

	United States		International
	Three Months Ended March 31,
(In millions)	2010	2009	2010	2009
Service cost	$0.4	$0.8	$0.2	$0.2
Interest cost	1.2	1.7	0.6	0.8
Expected return on plan assets	(1.5)	(1.7)	(0.7)	(0.8)
Amortization of net actuarial (gain) loss	—	0.1	—	0.1
Amortization of prior service cost (credit)	0.1	—	—	—

Net periodic pension cost	$0.2	$0.9	$0.1	$0.3

Note 8 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Condensed Consolidated Statement of Operations were as follows:

Three Months
Ended March 31,
(In millions)	2010
Restructuring
Severance and severance-related expense	$1.6
Lease termination costs	0.2

Total restructuring	1.8
Other	2.2

Total	$4.0

2008 Corporate Redesign Restructuring Program
     During the fourth quarter of 2008 we initiated several additional restructuring actions to further align our cost structure with our strategic direction by reducing selling, general and administrative expenses. We are reducing costs by rationalizing key accounts and products and by simplifying our corporate structure globally. The restructuring is expected to be completed during 2010. Since the inception of this program, we have recorded a total of $17.7 million of severance and severance related expenses, $1.7 million of lease termination costs and $17.4 million for pension settlements related to this restructuring. We estimate we will record additional pre-tax restructuring charges during the remainder of 2010 of approximately $3 million.
     During the three months ended March 31, 2010, we recorded a restructuring charge of $1.8 million, which consisted of $1.6 million for severance and severance related expenses and $0.2 million related to lease termination costs. We expect the majority of this liability to be paid out during 2010.
     Changes in the 2008 corporate redesign restructuring program accruals were as follows:

		Lease
	Severance and	Termination
(In millions)	Related	Costs	Total
Accrued balance at December 31, 2009	$4.3	$—	$4.3
Charges	1.6	0.2	1.8
Usage	(1.9)	(0.2)	(2.1)
Currency impacts	(0.1)	—	(0.1)

Accrued balance at March 31, 2010	$3.9	$—	$3.9

Other
     As part of Mr. Russomanno’s announced retirement, he will receive a severance package based on his previously disclosed Severance Agreement. The $2.2 million noted in other represents severance charges and a share based payment modification charge. The severance charge of $1.4 million represents the cash payments Mr. Russomanno will receive upon his retirement in May 2010. In addition, he will become fully vested in all options and restricted stock as of May 5, 2010. The share-based payment modification charge of $0.8 million represents the incremental fair value of the modified awards, which we expensed as a result of the Board’s decision to accelerate the vesting of his existing options and restricted stock. Refer to Note 6 herein for additional detail regarding the share-based payment modification charge.
Note 9 — Income Taxes
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the three months ended March 31, 2010, we recorded a $1.1 million income tax benefit. Income tax provision (benefit) is recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (loss). Ordinary income (loss) is pre-tax income (loss) excluding unusual or infrequently occurring discrete items. The effective income tax rate for the three months ended March 31, 2010 was 30.6 percent, compared with 21.6 percent in the same period last year. The effective rate increase was primarily due to the mix of taxable income/loss by country, as well as the tax effects associated with our restructuring and other charges.
     The effective income tax rate for the three months ended March 31, 2010 differs from the federal statutory rate of 35 percent primarily due to the effects of foreign rate differential and state income taxes net of federal benefit.

     Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Our net deferred tax assets were $71.7 million and $74.9 million as of March 31, 2010 and December 31, 2009, respectively. Significant judgment is required in determining the future realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives. While we have a history of profits, excluding litigation charges and related expenses and goodwill impairments, our profitability has declined and we recorded a loss in 2008 and 2009 in the United States where $63.4 million of our deferred tax assets are recorded. We currently anticipate profitability in the United States during 2010. If we do not achieve at least moderate levels of pretax income in 2010, it is reasonably possible that we may need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact our income tax provision, financial position and results of operations. As of March 31, 2010 and December 31, 2009 we had valuation allowances of $22.9 million and $22.9 million, respectively, to account for uncertainties regarding the recoverability of certain foreign operating loss carryforwards and state tax credit carryforwards.
     We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. In the United States, the Internal Revenue Service (IRS) audit for the 2006, 2007 and 2008 Imation Corp. and subsidiaries’ U.S. consolidated tax returns continues to be in process as of March 31, 2010. Some state and foreign jurisdiction tax years remain open to examination for years before 2006.
     We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded unrecognized tax benefits during the three months ended March 31, 2010. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue for the three months ended March 31, 2010 and 2009, were $9.7 million and $13.0 million, respectively.
Note 10 — Segment Information
     We operate in two broad market categories: (1) removable data storage media products and accessories (Data Storage Media) and (2) audio and video consumer electronic products and accessories (Electronic Products).
     Our Data Storage Media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. The Electronic Products segment has responsibility for selling consumer electronic products in North America primarily under the Memorex and XtremeMac brand names.
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development expense, corporate expense, stock-based compensation expense, and restructuring and other expenses.

	Three Months Ended
	March 31,
(In millions)	2010	2009
Net Revenue
Americas	$136.2	$152.5
Europe	101.4	109.6
Asia Pacific	102.7	102.9
Electronic Products	25.5	31.5

Total	$365.8	$396.5

	Three Months Ended
	March 31,
(In millions)	2010	2009
Operating Income (Loss)
Americas	$11.1	$12.2
Europe	1.6	1.1
Asia Pacific	4.3	5.7
Electronic Products	(2.0)	(3.9)
Corporate and unallocated	(14.8)	(23.7)

Total	$0.2	$(8.6)

     Corporate and unallocated amounts above include restructuring and other expense of $4.0 million and $5.5 million for the three months ended March 31, 2010 and 2009, respectively.
     We intend to realign our corporate segments and reporting structure in the near future.
     We have four major product categories: optical, magnetic, flash media and electronic products, accessories and other. Net revenue by product category was as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Net Revenue
Optical products	$157.4	$181.6
Magnetic products	103.4	122.9
Flash media products	30.9	20.4
Electronic products, accessories and other	74.1	71.6

Total	$365.8	$396.5

Note 11 — Fair Value Measurements
     At March 31, 2010 and 2009, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair value as discussed below.
     Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets for identical assets); Level 2 (significant observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:
     The assets in our postretirement benefit plans are measured at fair value on a recurring basis (at least annually). See Note 7 herein for additional discussion concerning pension and postretirement benefit plans.
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
     As of March 31, 2010, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of currency forward, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).

     Hedge gains of $0.1 million and $0.8 million were reclassified into the Condensed Consolidated Statement of Operations during the three months ended March 31, 2010 and 2009, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of March 31, 2010 was $1.3 million, pre-tax, which depending on market factors is expected to reverse in the Condensed Consolidated Balance Sheet or be reclassified into operations during the next three to six months.
     Our financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2010			December 31, 2009
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative assets
Foreign currency option contracts	$—	$0.6	$—	$—	$0.9	$—
Foreign currency forward contracts	—	0.8	—	—	0.1	—
Derivative liabilities
Foreign currency option contracts	—	(0.1)	—	—	—	—
Foreign currency forward contracts	—	—	—	—	(0.3)	—

Total	$—	$1.3	$—	$—	$0.7	$—

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
     The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows:

	March 31, 2010			December 31, 2009
		Fair Value			Fair Value
		Other	Other		Other
	Notional	Current	Current	Notional	Current	Other Current
(In millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Cash flow hedges designated as hedging instruments	$70.0	$1.4	$(0.1)	$48.0	$0.8	$—
Other hedges not receiving hedge accounting	—	—	—	88.8	0.2	(0.3)

Total	$70.0	$1.4	$(0.1)	$136.8	$1.0	$(0.3)

     The derivative gains and losses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 were as follows:

		Pretax Gain on
		Effective
	Pretax Gain	Portion of Derivative	Pretax Loss
	Recognized in Other	Reclassification from	Recognized in the
	Comprehensive	Accumulated Other	Condensed
	Income on Effective	Comprehensive Income	Statement of
	Portion of	to Cost of Goods	Operations in Other
(In millions)	Derivative	Sold, net	Expense, net
Cash flow hedges designated as hedging instruments	$0.7	$0.1	$—
Other hedges not receiving hedge accounting	—	—	(0.9)

Total	$0.7	$0.1	$(0.9)

     The derivative gains and losses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 were as follows:

		Pretax Gain on
		Effective
	Pretax Gain	Portion of Derivative	Pretax Loss
	Recognized in Other	Reclassification from	Recognized in the
	Comprehensive	Accumulated Other	Condensed
	Income on Effective	Comprehensive Income	Statement of
	Portion of	to Cost of Goods	Operations in Other
(In millions)	Derivative	Sold, net	Expense, net
Cash flow hedges designated as hedging instruments	$3.0	$0.8	$—
Other hedges not receiving hedge accounting	—	—	(0.7)

Total	$3.0	$0.8	$(0.7)

Note 12 — Litigation, Commitments and Contingencies
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications. In accordance with accounting principles generally accepted in the United States of America, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our Electronic Products segment is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us and other participants in the consumer electronics industry. Consequently, as of March 31, 2010, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2010 would not be material to our financial position.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp., a Delaware corporation, is a leading global developer and marketer of branded products that enable people to capture, save and enjoy digital information. Our portfolio of recordable optical media, magnetic tape media, flash products and consumer electronic products and accessories reaches customers in approximately 100 countries through our global distribution network. Our goal is to be a company with strong commercial and consumer businesses and continued long-term growth and profitability that creates economic value. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.

Factors Affecting Comparability of our Financial Results
Discontinued Operations
     The Global Data Media (GDM) joint venture was wound down in 2009, and the GDM current and historic results have been reclassified into discontinued operations.
Executive Summary
Consolidated Results of Operations for the Three Months Ended March 31, 2010
•	Net revenue from continuing operations of $365.8 million for the three months ended March 31, 2010 was down 7.7 percent compared with $396.5 million in the same period last year.

•	Operating income was $0.2 million for the three months ended March 31, 2010, compared with operating loss of $8.6 million in the same period last year.

•	Diluted loss per share from continuing operations was $0.07 for the three months ended March 31, 2010, compared with diluted loss per share from continuing operations of $0.34 for the same period last year.
Cash Flow/Financial Condition for the Three Months Ended March 31, 2010
•	Cash and cash equivalents totaled $224.2 million as of March 31, 2010, compared with $163.4 million at December 31, 2009.

•	Cash flow provided by operating activities was $68.4 million for the three months ended March 31, 2009, compared with $15.7 million in the same period last year.
Results of Operations
Net Revenue

	Three Months Ended March 31,		Percent
(Dollars in millions)	2010	2009	Change
Net revenue	$365.8	$396.5	-7.7%
     Our worldwide revenue for the three months ended March 31, 2010 was negatively impacted by overall price erosion of ten percent and overall volume declines of one percent, partially offset by a favorable foreign currency impact of three percent. From a product perspective, the revenue decrease was due to declines in optical of $24.2 million and magnetic of $19.5 million, partially offset by increases in flash of $10.5 million and electronic products, accessories and other of $2.5 million.
Gross Profit

	Three Months Ended March 31,		Percent
(Dollars in millions)	2010	2009	Change
Gross profit	$61.7	$66.9	-7.8%
Gross margin	16.9%	16.9%
     Our gross margin as a percent of revenue remained flat for the three months ended March 31, 2010, compared with the same period last year. Overall gross margin was impacted by lower gross margins on magnetic offset by higher gross margins on optical. The changes in magnetic and optical gross margins were primarily due to product mix in each category.
Selling, General and Administrative (SG&A)

	Three Months Ended March 31,		Percent
(Dollars in millions)	2010	2009	Change
Selling, general and administrative	$53.1	$64.7	-17.9%
As a percent of revenue	14.5%	16.3%
     SG&A expense decreased for the three months ended March 31, 2010, compared with the same period last year, due to lower legal expenses of $5.7 million related to the Philips litigation and reduced expenses due to restructuring activities and cost control actions.

Research and Development (R&D)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2010	2009	Change
Research and development	$4.4	$5.3	-17.0%
As a percent of revenue	1.2%	1.3%
     R&D expense decreased for the three months ended March 31, 2010, compared with the same period last year, due to continued cost savings from restructuring activities and cost control actions. R&D expense as a percent of revenue for the three months ended March 31, 2010 remained relatively flat compared with the same period last year.
Restructuring and Other

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2010	2009	Change
Restructuring and other	$4.0	$5.5	-27.3%
As a percent of revenue	1.1%	1.4%
     Restructuring expense for the three months ended March 31, 2010 was related to our 2008 corporate redesign restructuring program and included $1.6 million of severance and severance related costs and $0.2 million of lease termination costs. Other expenses included costs associated with the announced retirement of our Vice Chairman and Chief Executive Officer, Mr. Russomanno, including a severance related charge of $1.4 million and a charge of $0.8 million related to the early vesting of his unvested options and restricted stock.
     Restructuring and other expense was $5.5 million for the three months ended March 31, 2009, primarily related to our 2008 corporate redesign restructuring program, and included severance and severance related costs of $4.4 million for personnel reductions, lease termination costs of $0.9 million and $0.2 million related to other activities.
Operating Income (Loss)

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2010	2009	Change
Operating income (loss)	$0.2	$(8.6)	N/M
As a percent of revenue	0.1%	(2.2)%
     Operating income increased for the three months ended March 31, 2010, compared with the same period last year, driven by lower operating expenses of $12.5 million, and lower restructuring and other of $1.5 million, offset by lower revenues resulting in lower gross profit of $5.2 million, each as discussed above.
Other (Income) and Expense

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2010	2009	Change
Interest income	$(0.2)	$(0.2)	0.0%
Interest expense	1.1	0.4	175.0%
Other expense, net	2.9	7.4	-60.8%

Total	3.8	7.6
As a percent of revenue	1.0%	1.9%
     Interest expense for the three months ended March 31, 2010 included $0.4 million of imputed interest related to our liability for the Philips litigation settlement, which was recorded at the present value of the future payments. Interest expense also included $0.7 million of fees and amortization of fees related to our credit agreement. Interest expense for the three months ended March 31, 2009 included $0.3 million related to interest on borrowings and $0.1 million related to fees and amortization of fees related to our credit agreement.

     Other expense, net for the three months ended March 31, 2010 included $1.8 million related to foreign currencies and $1.1 million of other expenses. Other expense, net for the three months ended March 31, 2009 included $4.0 million for a reserve established related to a note receivable from one of our commercial partners, $3.0 million related to foreign currencies and $0.4 million of other expenses.
Income Tax Benefit

	Three Months Ended
	March 31,		Percent
(Dollars in millions)	2010	2009	Change
Income tax benefit	$(1.1)	$(3.5)	-68.6%
Effective tax rate	30.6%	21.6%
     The effective income tax rate for the three months ended March 31, 2010 was 30.6 percent compared with 21.6 percent in the same period last year. The effective rate increase was due primarily to the mix of taxable income/loss by country, as well as the tax effects associated with our restructuring and other charges.
     While we have a history of profits, excluding litigation charges and related expenses and goodwill impairments, our profitability has declined and we recorded a loss in 2008 and 2009 in the United States where $63.4 million of our deferred tax assets are recorded. We currently anticipate profitability in the United States during 2010. If we do not achieve at least moderate levels of pretax income in 2010, it is reasonably possible that we may need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact our income tax provision, financial position and results of operations. As of March 31, 2010 and December 31, 2009 we had valuation allowances of $22.9 million and $22.9 million, respectively, to account for uncertainties regarding the recoverability of certain foreign operating loss carryforwards and state tax credit carryforwards.
Segment Results
     We operate in two broad market categories: (1) removable data storage media products and accessories (Data Storage Media) and (2) audio and video consumer electronic products and accessories (Electronic Products).
     Our Data Storage Media business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe and Asia Pacific. Each of these segments has responsibility for selling virtually all Imation product lines except for consumer electronic products. The Electronic Products segment has responsibility for selling consumer electronic products in North America primarily under the Memorex and XtremeMac brand names.
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include research and development costs, corporate expense, stock-based compensation expense and restructuring and other costs.
     Information related to our segments is as follows:
Data Storage Media
     Americas

	Three Months Ended
	March 31,		Percent
(In millions)	2010	2009	Change
Net revenue	$136.2	$152.5	-10.7%
Operating income	11.1	12.2	-9.0%
As a percent of revenue	8.1%	8.0%
     The Americas segment is our largest segment comprising 37.2 percent of our revenue for the three months ended March 31, 2010. The Americas segment revenue decreased for the three months ended March 31, 2010, compared with the same period last year, due to price declines of eleven percent and overall volume declines of one percent, offset by favorable foreign currency impacts of one percent. From a product perspective, the decrease in revenue was driven by declines in magnetic of $10.6 million and optical of $10.3 million, partially offset by increases in flash and other products, primarily external and removable hard disk drives, of $4.6 million.

     Operating income decreased for the three months ended March 31, 2010, compared with the same period last year, driven by the lower revenue and lower gross margins on magnetic and lower revenue on optical, partially offset by higher gross margins on optical and lower SG&A expense.
     Asia Pacific (APAC)

	Three Months Ended
	March 31,		Percent
(In millions)	2010	2009	Change
Net revenue	$102.7	$102.9	-0.2%
Operating income	4.3	5.7	-24.6%
As a percent of revenue	4.2%	5.5%
     The Asia Pacific segment comprised 28.1 percent of our revenue for the three months ended March 31, 2010. The APAC segment revenue decreased for the three months ended March 31, 2010, compared with the same period last year, due to price declines of sixteen percent, offset by overall volume increases of ten percent and favorable foreign currency impacts of six percent. From a product perspective, the decrease in revenue was driven by declines in magnetic of $4.4 million and optical of $2.1 million, offset by increases in accessories and other of $4.4 million and flash of $1.9 million.
     Operating income decreased for the three months ended March 31, 2010, compared with the same period last year, driven by the lower revenue and lower gross margins on magnetic, partially offset by higher gross margins on optical.
     Europe

	Three Months Ended
	March 31,		Percent
(In millions)	2010	2009	Change
Net revenue	$101.4	$109.6	-7.5%
Operating income	1.6	1.1	45.5%
As a percent of revenue	1.6%	1.0%
     The Europe segment comprised 27.7 percent of our revenue for the three months ended March 31, 2010. The Europe segment revenue decreased for the three months ended March 31, 2010, compared with the same period last year, due to overall volume decreases of eight percent and price declines of five percent, partially offset by favorable foreign currency impacts of five percent. From a product perspective, the decrease in revenue was driven by declines in optical of $11.7 million and magnetic of $4.7 million, partially offset by increases in flash and other products, including external and removable hard disk drives, of $8.2 million.
     Operating income increased for the three months ended March 31, 2010, compared with the same period last year, driven by the lower SG&A and R&D expenses and higher gross margins on optical, partially offset by lower revenue and lower gross margins on magnetic.
Electronic Products

	Three Months Ended
	March 31,		Percent
(In millions)	2010	2009	Change
Net revenue	$25.5	$31.5	-19.0%
Operating income (loss)	(2.0)	(3.9)	-48.7%
As a percent of revenue	(7.8)%	(12.4)%
     The Electronic Products segment comprised 7.0 percent of our revenue for the three months ended March 31, 2010. The decrease in revenue for the three months ended March 31, 2010, compared with the same period last year, was driven by overall volume declines of fourteen percent and price declines of five percent. Volume declines were driven by planned rationalization of lower gross margin video products.
     The operating loss decreased for the three months ended March 31, 2010, compared with the same period last year, driven by lower SG&A and higher gross margins, slightly offset by lower revenue.

     We have goodwill of $23.5 million as of March 31, 2010, related to our Electronic Products reporting unit. We perform our annual test for goodwill impairment as of November 30 each year. Based on our Electronic Products reporting unit results, we believe that there is no impairment as of March 31, 2010. However, due to the ongoing uncertainty in market conditions which may negatively impact the market value of this reporting unit, we will continue to monitor and evaluate the carrying value of goodwill and our intangible assets. If our future performance for this reporting unit is not equal to or greater than our planned expectations, there would be an increased likelihood the goodwill would be impaired.
     We intend to realign our corporate segments and reporting structure in the near future. If the Electronic Products reporting unit were combined with any other reporting unit as part of a realignment of our corporate segments and reporting structure, we would be required to test the goodwill for impairment by comparing the fair value of the new reporting unit to which the goodwill would be assigned to that reporting unit’s carrying value. Since all other reporting units have fair values less than their carrying values, if the Electronic Products reporting unit is combined with any other reporting unit, it is highly likely that the goodwill of $23.5 million would be impaired. As described in our tax critical accounting policy and elsewhere in our Form 10-K for the year ended December 31, 2009, such a write-off could impact our ability to continue to carry the deferred tax assets in the United States, especially if future results are less than projected. The deferred tax assets in the United States were $63.4 million as of March 31, 2010.
Corporate and Unallocated

	Three Months Ended
	March 31,		Percent
(Dollars In millions)	2010	2009	Change
Operating loss	$14.8	$23.7	-37.6%
     The corporate and unallocated operating loss includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense. The corporate and unallocated operating loss decreased for the three months ended March 31, 2010, compared with the same period last year, driven by lower expense related to the Philips litigation which was settled in July 2009, lower SG&A and R&D as a result of our restructuring activities and cost control actions, as well as lower restructuring and other expense.
Impact of Changes in Foreign Currency Rates
     We have a market presence in more than 100 countries and we sell products on a local currency basis through a variety of distribution channels. We source optical, flash and other finished goods from manufacturers located primarily in Asia, although much of this sourcing is on a U.S. dollar basis. Further, we produce a significant portion of our magnetic tape products in our own manufacturing facility in the United States. Comparisons of revenue and gross profit from foreign countries are subject to various fluctuations due to the impact of translating results at differing exchange rates in different periods.
     Changes in foreign currency exchange rates for the three months ended March 31, 2010 positively impacted worldwide revenue by 3.2 percent compared with the same period last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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
Financial Position
     Our cash and cash equivalents balance as of March 31, 2010 was $224.2 million, an increase of $60.8 million from $163.4 million as of December 31, 2009. The increase was attributable to reductions of receivables due to the collection of our seasonally strong fourth quarter revenues as well as significant progress within our working capital initiatives, especially in inventory.
     Accounts receivable days sales outstanding was 58 days as of March 31, 2010, down 2 days from December 31, 2009. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
     Days of inventory supply was 69 days as of March 31, 2010, down 6 days from December 31, 2009. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The decrease in days of inventory supply was driven by efforts to reduce excess inventories.
     Our accrued payroll balance as of March 31, 2010 was $11.1 million, a decrease of $8.6 million from $19.7 million as of December 31, 2009. The decrease in accrued payroll was primarily due to the payout of annual bonuses of $10 million.

     Our other current liabilities balance as of March 31, 2010 was $134.0 million, a decrease of $16.8 million from $150.8 million as of December 31, 2009. The decrease was primarily due to timing of annual payments in programs associated with rebate accruals.
Liquidity and Capital Resources
Cash Flows Provided by Operating Activities:

	Three Months Ended
	March 31,
	2010	2009
Net (loss) income	$(2.6)	$(11.6)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10.5	10.7
Deferred income taxes	2.6	(0.6)
Stock-based compensation	1.7	1.8
Note receivable reserve	—	4.0
Other	2.0	1.2
Changes in operating assets and liabilities, net of effects from acquisitions	54.2	10.2

Net cash provided by operating activities	$68.4	$15.7

     Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash provided by operating activities of $68.4 million for the three months ended March 31, 2010, included cash payments of approximately $10 million related to our 2009 annual bonus program, $2.5 million under our restructuring programs and $1.2 million of pension funding. Cash provided by operating activities of $15.7 million for the three months ended March 31, 2009, included a cash payment for $19.4 million to TDK for a post-closing purchase price adjustment for previously unfiled European value added tax returns, payments of $9.2 million under our restructuring programs and $0.4 million of pension funding, partially offset by an income tax refund of $6.4 million.
Cash Flows Used in Investing Activities:

	Three Months Ended
	March 31,
	2010	2009
Capital expenditures	$(2.2)	$(5.4)
License agreement payment	(5.0)	—
Proceeds from sale of assets	0.1	0.7

Net cash used in investing activities	$(7.1)	$(4.7)

     Cash used in investing activities for the three months ended March 31, 2010, included $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems and $2.2 million of capital expenditures. Cash used in investing activities for the three months ended March 31, 2009, included $5.4 million of capital expenditures of which $2.9 million related to tenant improvements associated with office space we lease out in our Oakdale, Minnesota headquarters.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock, of which 2.3 million shares remain outstanding as of March 31, 2010. We did not repurchase shares during 2009 or during the three months ended March 31, 2010.
     We maintain a Credit Agreement which expires on March 29, 2012. As of March 31, 2010, our total availability under the credit facility was $94.7 million. The agreement contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of March 31, 2010. Our obligations under the credit agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the credit agreement, and the Guarantors.

     No borrowings were outstanding as of March 31, 2010 or March 31, 2009. Further, as of March 31, 2010 we had no credit facilities available outside the United States. Other than operating lease commitments, we are not using off balance sheet arrangements, including special purpose entities.
     Our remaining liquidity needs for 2010 include the following: capital expenditures of approximately $10 million, operating lease payments of approximately $10 million, litigation settlement payments of $8.2 million, restructuring payments of approximately $4 million, pension funding of approximately $3.8 million to $8.8 million and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no significant changes to our contractual obligations for the first three months of 2010.
Fair Value Measurements
     See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no significant changes to these accounting policies for the first three months of 2010.
Recent Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Forward-Looking Statements and Risk Factors
     We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the Securities and Exchange Commission and in our reports to shareholders.
     Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins; the possibility that our goodwill, deferred tax assets, or other assets may become further impaired; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; the market acceptance of newly introduced product and service offerings; the potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; continuing uncertainty in global and regional economic conditions; foreign currency fluctuations; the volatility of the markets in which we operate; our ability to successfully manage multiple brands globally; our ability to achieve the expected benefits from our strategic relationships and distribution agreements; the competitive pricing environment and its possible impact on profitability and inventory valuations; the ready availability and price of energy and key raw materials or critical components; our ability to meet our revenue growth and cost reduction targets; our ability to secure adequate supply of certain high demand products at acceptable prices; the rate of revenue decline for certain existing products; our ability to efficiently source, warehouse and distribute our products globally; significant changes in discount rates and other assumptions used in the valuation of our pension plans; our ability to continue realizing the benefits from our global manufacturing strategy for magnetic data storage products and the related restructuring; our ability to secure and maintain adequate shelf and display space over time at retailers which conduct semi-annual or annual line reviews; the future financial and operating performance of major customers and industries served, our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2009. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     As of March 31, 2010, we had $70 million notional amount of foreign currency forward and option contracts of which none of the contracts hedged recorded balance sheet exposures. This compares to $136.8 million notional amount of foreign currency forward and option contracts as of December 31, 2009, of which $88.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2010, by $2.6 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2010, the end of the period covered by this report, the Vice Chairman and Chief Executive Officer, Frank P. Russomanno, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications. In accordance with accounting principles generally accepted in the United States of America, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our Electronic Products segment is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us and other participants in the consumer electronics industry. Consequently, as of March 31, 2010, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur in the future with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2010 would not be material to our financial position.
Item 1A. Risk Factors.
     There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable
Item 3. Defaults Upon Senior Securities.
     Not Applicable
Item 4. (Removed and Reserved)
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

Imation Corp.
Date: May 5, 2010	/s/ Paul R. Zeller
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