Form 10-Q
period 2010-06-30
IMATION CORP
filed 2010-08-06
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,661,326 shares of Common Stock, par value $0.01 per share, were outstanding at July 30, 2010.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue	$354.4	$400.0	$720.2	$796.5
Cost of goods sold	295.9	336.6	600.0	666.2

Gross profit	58.5	63.4	120.2	130.3

Operating expenses:
Selling, general and administrative	51.5	59.2	104.6	123.9
Research and development	3.9	4.7	8.3	10.0
Goodwill impairment	23.5	—	23.5	—
Litigation settlement	—	49.0	—	49.0
Restructuring and other	3.4	9.8	7.4	15.3

Total	82.3	122.7	143.8	198.2

Operating loss	(23.8)	(59.3)	(23.6)	(67.9)

Other (income) and expense:
Interest income	(0.2)	(0.2)	(0.4)	(0.4)
Interest expense	1.0	0.3	2.1	0.7
Other, net	2.1	3.3	5.0	10.7

Total	2.9	3.4	6.7	11.0

Loss before income taxes	(26.7)	(62.7)	(30.3)	(78.9)

Income tax benefit	(11.0)	(24.4)	(12.1)	(27.9)

Loss from continuing operations	(15.7)	(38.3)	(18.2)	(51.0)

Discontinued operations:
Income (loss) from operations of discontinued businesses, net of income taxes	—	1.4	(0.1)	2.5

Income (loss) from discontinued operations	—	1.4	(0.1)	2.5

Net loss	$(15.7)	$(36.9)	$(18.3)	$(48.5)

(Loss) earnings per common share — basic:
Continuing operations	$(0.42)	$(1.02)	$(0.48)	$(1.36)
Discontinued operations	—	0.04	—	0.07
Net loss	(0.42)	(0.98)	(0.49)	(1.29)

(Loss) earnings per common share — diluted:
Continuing operations	$(0.42)	$(1.02)	$(0.48)	$(1.36)
Discontinued operations	—	0.04	—	0.07
Net loss	(0.42)	(0.98)	(0.49)	(1.29)

Weighted average shares outstanding
Basic	37.8	37.5	37.7	37.5
Diluted	37.8	37.5	37.7	37.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$251.3	$163.4
Accounts receivable, net	238.1	314.9
Inventories	220.3	235.7
Other current assets	159.4	164.4

Total current assets	869.1	878.4
Property, plant and equipment, net	103.2	109.8
Intangible assets, net	329.9	337.3
Goodwill	—	23.5
Other assets	51.8	44.8

Total assets	$1,354.0	$1,393.8

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$222.5	$201.4
Accrued payroll	12.4	19.7
Other current liabilities	127.6	150.8

Total current liabilities	362.5	371.9
Other liabilities	92.7	94.7

Total liabilities	455.2	466.6

Shareholders’ equity	898.8	927.2

Total liabilities and shareholders’ equity	$1,354.0	$1,393.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(18.3)	$(48.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9.1	9.7
Amortization	11.8	11.6
Deferred income taxes	(6.3)	(20.4)
Goodwill impairment	23.5	—
Asset impairments	—	2.3
Stock-based compensation	3.2	3.8
Pension settlement	—	5.2
Note receivable reserve	—	4.0
Litigation settlement	—	49.0
Other	2.4	0.7
Changes in operating assets and liabilities:
Accounts receivable	66.6	53.8
Inventories	6.0	32.0
Other assets	(0.3)	(20.4)
Accounts payable	26.7	(60.8)
Accrued payroll and other liabilities	(24.4)	(15.7)
Restricted cash	2.5	—

Net cash provided by operating activities	102.5	6.3

Cash Flows from Investing Activities:
Capital expenditures	(3.5)	(7.2)
License agreement payment	(5.0)	—
Other, net	0.1	0.8

Net cash used in investing activities	(8.4)	(6.4)

Cash Flows from Financing Activities:
Debt issuance costs	—	(2.9)

Net cash used in financing activities	—	(2.9)

Effect of exchange rate changes on cash and cash equivalents	(6.2)	(4.4)

Net change in cash and cash equivalents	87.9	(7.4)
Cash and cash equivalents — beginning of period	163.4	96.6

Cash and cash equivalents — end of period	$251.3	$89.2

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
Recently Adopted Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The disclosures required as of June 30, 2010 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(15.7)	$(38.3)	$(18.2)	$(51.0)
Income (loss) from discontinued operations	—	1.4	(0.1)	2.5

Net loss	$(15.7)	$(36.9)	$(18.3)	$(48.5)

Denominator:
Weighted average number of common stock outstanding during the period	37.8	37.5	37.7	37.5
Dilutive effect of stock-based compensation plans	—	—	—	—

Weighted average number of diluted shares outstanding during the period	37.8	37.5	37.7	37.5

Basic (loss) earnings per common share:
Continuing operations	$(0.42)	$(1.02)	$(0.48)	$(1.36)
Discontinued operations	—	0.04	—	0.07
Net loss	(0.42)	(0.98)	(0.49)	(1.29)

Diluted (loss) earnings per common share:
Continuing operations	$(0.42)	$(1.02)	$(0.48)	$(1.36)
Discontinued operations	—	0.04	—	0.07
Net loss	(0.42)	(0.98)	(0.49)	(1.29)

Anti-dilutive options excluded from calculation	4.4	4.8	4.9	4.5
     Earnings per share amounts for continuing operations, discontinued operations and net income (loss), as presented on the Condensed Consolidated Statements of Operations, are calculated individually and may not sum due to rounding differences.

Note 3 — Supplemental Balance Sheet Information

	June 30,	December 31,
(In millions)	2010	2009
	(Unaudited)
Accounts Receivable
Accounts receivable	$259.9	$343.5
Less reserves and allowances*	(21.8)	(28.6)

Accounts receivable, net	$238.1	$314.9

Inventories
Finished goods	$198.4	$210.4
Work in process	7.1	8.9
Raw materials and supplies	14.8	16.4

Total inventories	$220.3	$235.7

Other Current Assets
Deferred income taxes	$39.1	$42.7
Restricted cash	16.4	19.1
Assets held for sale	7.2	7.2
Taxes receivable	51.6	35.1
Other	45.1	60.3

Total other current assets	$159.4	$164.4

Property, Plant and Equipment
Property, plant and equipment	$349.1	$350.8
Less accumulated depreciation	(245.9)	(241.0)

Property, plant and equipment, net	$103.2	$109.8

Other Assets
Deferred income taxes	$44.4	$35.5
Other	7.4	9.3

Total other assets	$51.8	$44.8

Other Current Liabilities
Rebates	$49.6	$66.1
Litigation settlement — current	8.2	7.9
Employee separation costs	4.7	4.3
Value added tax	10.2	12.0
Other	54.9	60.5

Total other current liabilities	$127.6	$150.8

Other Liabilities
Pension	$35.2	$36.3
Litigation settlement — long-term	22.5	21.8
Deferred income taxes	2.9	3.3
Unrecognized tax benefits	15.9	16.0
Other	16.2	17.3

Total other liabilities	$92.7	$94.7

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, terms discounts and the inability of certain customers to make the required payment.

Note 4 — Intangible Assets and Goodwill
     Intangible Assets
     The components of our amortizable intangible assets were as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
June 30, 2010
Gross carrying amount	$332.0	$52.7	$57.6	$9.5	$451.8
Accumulated amortization	(39.3)	(47.7)	(31.2)	(3.7)	(121.9)

Intangible assets, net	$292.7	$5.0	$26.4	$5.8	$329.9

December 31, 2009
Gross carrying amount	$333.2	$62.3	$65.5	$6.6	$467.6
Accumulated amortization	(34.4)	(56.8)	(33.9)	(5.2)	(130.3)

Intangible assets, net	$298.8	$5.5	$31.6	$1.4	$337.3

     In February 2010, we entered into an amendment to our license agreement with ProStor Systems. Under terms of the agreement, we paid $5.0 million and will have a semi-exclusive license to manufacture, market and sell RDX removable hard disk systems through 2020. We have recorded the payment as an other intangible asset and will amortize the payment over a five year period.
     Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Amortization expense	$6.0	$5.7	$11.8	$11.6
     Goodwill
     As discussed in Note 10 herein, in the second quarter of 2010 we realigned our corporate segments and reporting structure with how the business will be managed going forward. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions.
•	Our Americas segment includes North America, South America and the Caribbean.

•	Our Europe segment includes Europe and all of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, and the Middle East.
     Our reporting units for goodwill are our operating segments with the exception of the Americas segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units as determined by sales channel. As a result of the segment change, the goodwill of $23.5 million which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the goodwill was fully impaired.
     Changes in the carrying amount of goodwill by segment prior to and after the segment realignment and goodwill impairment are as follows:

					Electronic
(In millions)	Americas	Europe	North Asia	South Asia	Products	Total
Balances as of December 31, 2009
Goodwill	$64.3	$39.2	$10.2	$—	$38.6	$152.3
Accumulated impairment losses	(64.3)	(39.2)	(10.2)	—	(15.1)	(128.8)

Total goodwill, net	—	—	—	—	23.5	23.5

Operating segment reclassification
Goodwill	38.6	—	—	—	(38.6)	—
Accumulated impairment losses	(15.1)	—	—	—	15.1	—
Goodwill impairment	(23.5)	—	—	—	—	(23.5)

Balances as of June 30, 2010
Goodwill	102.9	39.2	10.2	—	—	152.3

Accumulated impairment losses	(102.9)	(39.2)	(10.2)	—	—	(152.3)

Total goodwill, net	$—	$—	$—	$—	$—	$—

     The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. In calculating fair value, we used a weighting of the valuations calculated using the income approach and a market approach. In determining the fair value of reporting units, we weighted values under the income approach 75 percent and values determined from market comparables 25 percent. The basis of this weighting is due to the income approach being tailored to the circumstances of the business, and the market approach being completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values is compared and reconciled to our market capitalization as of the date of our impairment test.
     In determining the fair value of the Americas-Consumer reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The most significant assumptions incorporated in these forecasts for the most recent goodwill impairment test included annual revenue changes with an average annual growth rate of 3 percent and with a terminal growth rate of 3.5 percent. A discount rate of 14 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit.
     Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value. The indicated excess in carrying amount over fair value of the Americas-Consumer reporting unit and goodwill is as follows:

		Reporting unit	Excess of carrying	Percentage of carrying
(In millions)	Goodwill	carrying amount	amount over fair value	amount over fair value
Americas-Consumer	$23.5	$336.5	$173.5	206%
     The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities is the implied fair value of the reporting unit’s goodwill. Based on this step of the impairment test, we determined that the full amount of remaining goodwill, $23.5 million, was impaired.
Note 5 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
(In millions)	2010	2009
Cumulative currency translation adjustment	$(65.6)	$(50.4)
Pension adjustments, net of income tax	(18.6)	(18.8)
Cash flow hedging and other, net of income tax	0.8	0.3

Total accumulated other comprehensive loss	$(83.4)	$(68.9)

Comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Net loss	$(15.7)	$(36.9)	$(18.3)	$(48.5)
Cumulative currency translation adjustment	(10.4)	9.4	(15.2)	(1.0)
Pension adjustments, net of income taxes	0.1	4.5	0.2	4.5
Cash flow hedging and other, net of income tax	0.3	(3.5)	0.5	0.2

Total comprehensive loss	$(25.7)	$(26.5)	$(32.8)	$(44.8)

Note 6 — Stock-Based Compensation
     We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans) consisting of stock options, restricted stock and restricted stock units. As of June 30, 2010, there were 1,044,065 shares available for grant under our 2008 Stock Incentive Plan. No further shares are available for grant under any other Stock Plan.
     Stock compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Stock compensation expense	$1.5	$2.0	$3.2	$3.8
     In addition to the stock-based compensation expense, on March 18, 2010, we announced the retirement of our former Vice Chairman and Chief Executive Officer, Frank Russomanno, effective May 5, 2010. In connection with his retirement from the Company, the Board of Directors also determined to accelerate the vesting of Mr. Russomanno’s outstanding unvested options and restricted stock. As a result, additional compensation expense of $0.8 million was recognized under restructuring and other in our Condensed Consolidated Statement of Operations during the first quarter of 2010.
Stock Options
     The following table summarizes our stock option activity:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding December 31, 2009	4,594,838	$27.19
Granted	825,407	10.57
Exercised	(1,000)	8.11
Cancelled	(269,102)	31.22
Forefeited	(96,648)	12.46

Outstanding June 30, 2010	5,053,495	$24.33

     The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, the options generally become exercisable on the first anniversary of the grant date. Of the options granted during the six months ended June 30, 2010, there were 105,397 performance based options granted which will vest based on the Company’s performance against operating income targets for 2010. If operating income (as defined under the 2010 Annual Bonus plan) meets or exceeds specified levels, the full grant will vest 25 percent per year over four years. If operating income meets a minimum threshold, 50 percent of the grant will vest over four years. If operating income does not meet the minimum threshold, the grant will not vest.
     The weighted average grant date fair value of options that were granted for the six months ended June 30, 2010 was $4.51.

     The following table summarizes our weighted average assumptions used in the valuation of options:

2010
Volatility	42.8%
Risk-free interest rate	2.54%
Expected life (months)	66
Dividend yield	0.0%
     As of June 30, 2010, there was $8.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock
     The following table summarizes our restricted stock activity:

		Weighted
		Average
		Grant Date Fair
	Restricted	Value Per
	Stock	Share
Nonvested as of December 31, 2009	461,702	$14.84
Granted	480,423	10.57
Vested	(197,234)	15.48
Forfeited	(2,979)	10.34

Nonvested as of June 30, 2010	741,912	$11.44

     The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight line basis over the requisite vesting period. For employees, the restricted shares generally become exercisable and vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, the restricted shares generally become exercisable and vest in full on the first anniversary of the grant date. Of the restricted shares granted during the six months ended June 30, 2010, there were 255,787 performance based restricted shares granted which will vest based on Imation’s performance against operating income targets for 2010. If operating income (as defined under the 2010 Annual Bonus plan) meets or exceeds specified levels, the full grant will vest 25 percent per year over four years. If operating income meets a minimum threshold, 50 percent of the grant will vest over four years. If operating income does not meet the minimum threshold, the grant will not vest.
     As of June 30, 2010, there was $8.0 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.6 years.
Note 7 — Retirement Plans
Employer Contributions
     During the six months ended June 30, 2010, we contributed $2.4 million to our pension plans. We presently anticipate contributing amounts of approximately $5 million to $10 million to fund our pension plans for the full year 2010.

Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$0.4	$0.6	$0.2	$0.2	$0.8	$1.4	$0.4	$0.4
Interest cost	1.2	1.1	0.8	0.8	2.4	2.8	1.4	1.6
Expected return on plan assets	(1.4)	(1.7)	(0.8)	(0.8)	(2.9)	(3.4)	(1.5)	(1.6)
Amortization of net actuarial (gain) loss	—	—	—	—	—	0.1	—	0.1
Amortization of prior service cost (credit)	0.1	—	0.1	—	0.2	—	0.1	—

Net periodic pension cost	$0.3	$0.0	$0.3	$0.2	$0.5	$0.9	$0.4	$0.5

Settlement	—	5.2	—	—	—	5.2	—	—

Total pension costs	$0.3	$5.2	$0.3	$0.2	$0.5	$6.1	$0.4	$0.5

Note 8 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2010	June 30, 2010
Restructuring
Severance and severance-related expense	$3.3	$4.9
Lease termination costs	0.1	0.3

Total restructuring	3.4	5.2
Other	—	2.2

Total	$3.4	$7.4

2008 Corporate Redesign Restructuring Program
     During the fourth quarter of 2008, we initiated several additional restructuring actions to further align our cost structure with our strategic direction by reducing selling, general and administrative expenses. We are reducing costs by rationalizing key accounts and products and by simplifying our corporate structure globally. This program was originally anticipated to include $40 million in restructuring and other charges. In July 2010, our Board of Directors approved a $3.3 million increase to this program for a revised total program cost of $43.3 million. The restructuring is expected to be completed during 2010. Since the inception of this program, we have recorded a total of $21.0 million of severance and severance related expenses, $1.8 million of lease termination costs and $17.4 million for pension settlements related to this restructuring. We estimate we will record additional pre-tax restructuring charges during the remainder of 2010 of approximately $3 million.
     During the three months ended June 30, 2010, we recorded a restructuring charge of $3.4 million, which consisted primarily of $3.3 million for severance and severance related expenses. During the three months ended March 31, 2010 we recorded a restructuring charge of $1.8 million, which consisted primarily of $1.6 million for severance and severance related expenses. We expect the majority of this liability to be paid out during 2010.

     Changes in the 2008 corporate redesign restructuring program accruals were as follows:

		Lease
	Severance and	Termination
(In millions)	Related	Costs	Total
Accrued balance at December 31, 2009	$4.3	$—	$4.3
Charges	1.6	0.2	1.8
Usage	(1.9)	(0.2)	(2.1)
Currency impacts	(0.1)	—	(0.1)

Accrued balance at March 31, 2010	$3.9	$—	$3.9

Charges	3.3	0.1	3.4
Usage	(2.3)	(0.1)	(2.4)
Currency impacts	(0.2)	—	(0.2)

Accrued balance at June 30, 2010	$4.7	$—	$4.7

Other
     During the three months ended March 31, 2010, as part of Mr. Russomanno’s announced retirement, he received a severance package based on his previously disclosed Severance Agreement. The $2.2 million of other expense recorded during the three months ended March 31, 2010 represents severance charges and a share based payment modification charge. The severance charge of $1.4 million represents the cash payments Mr. Russomanno received upon his retirement in May 2010. In addition, he became fully vested in all options and restricted stock as of May 5, 2010. The share-based payment modification charge of $0.8 million recorded during the three months ended March 31, 2010 represents the incremental fair value of the modified awards, which we expensed as a result of the Board’s decision to accelerate the vesting of his existing options and restricted stock. Refer to Note 6 herein for additional detail regarding the share-based payment modification charge.
Note 9 — Income Taxes
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the three and six month periods ended June 30, 2010, we recorded income tax benefits of $11.0 million and $12.1 million, respectively. Income tax provision (benefit) is recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (loss). Ordinary income (loss) is pre-tax income (loss) excluding unusual or infrequently occurring discrete items. The effective income tax rate for the three and six month periods ended June 30, 2010 was 41.2 percent and 39.9 percent, respectively, compared with 38.9 percent and 35.4 percent in the same periods last year. The effective rate increases were primarily due to the mix of taxable income/loss by country, as well as the tax effects associated with our restructuring and other charges and discrete items.
     The effective income tax rate for the three and six month periods ended June 30, 2010 differs from the federal statutory rate of 35 percent primarily due to the effects of foreign rate differential and state income taxes net of federal benefit.
     Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Our net deferred tax assets were $80.6 million and $74.9 million as of June 30, 2010 and December 31, 2009, respectively. Significant judgment is required in determining the future realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives. Prior to 2007 we had a history of profits, excluding litigation charges and related expenses and goodwill impairments. Our profitability has declined and we recorded losses in 2008 and 2009 in the United States where $72.7 million of our deferred tax assets are recorded. If we do not achieve at least moderate levels of pretax income in the final six months of 2010, it is likely that we will need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact our income tax provision, financial position and results of operations. As of both June 30, 2010 and December 31, 2009 we had valuation allowances of $22.9 million to account for uncertainties regarding the realizability of certain foreign operating loss carryforwards and state tax credit carryforwards.
     We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. In the United States, the Internal Revenue Service (IRS) audit for the 2006, 2007 and 2008 Imation Corp. and subsidiaries’ U.S. consolidated tax returns continues to be in process as of June 30, 2010. Some state and foreign jurisdiction tax years remain open to examination for years before 2006.
     We accrue for the effects of uncertain tax positions and the related potential penalties and interest. During the three months ended June 30, 2010, uncertain tax positions of $0.6 million related to a prior years were released due to the finalization of a state audit. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months.

     Taxes collected from customers and remitted to governmental authorities that were included in revenue for the three months ended June 30, 2010 and 2009 were $6.1 million and $13.1 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue for the six months ended June 30, 2010 and 2009 were $15.8 million and $26.1 million, respectively.
Note 10 — Segment Information
     Effective in the second quarter of 2010, we realigned our corporate segments and reporting structure with how the business will be managed going forward. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions. Each of these segments has responsibility for selling all of our product lines.
•	Our Americas segment includes North America, South America and the Caribbean.

•	Our Europe segment includes Europe and all of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, and the Middle East.
     We revised the segment information for the prior year within this Form 10-Q to conform to the new presentation.
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Net Revenue
Americas	$181.2	$210.6	$342.9	$394.6
Europe	64.5	85.5	151.2	184.0
North Asia	73.0	70.3	154.3	151.3
South Asia	35.7	33.6	71.8	66.6

Total	$354.4	$400.0	$720.2	$796.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Operating Income (Loss)
Americas	$9.4	$13.2	$18.5	$21.5
Europe	(1.5)	0.4	0.3	1.8
North Asia	2.4	2.9	5.5	7.6
South Asia	1.0	(0.1)	2.0	0.6
Corporate and unallocated	(35.1)	(75.7)	(49.9)	(99.4)

Total	$(23.8)	$(59.3)	$(23.6)	$(67.9)

     Corporate and unallocated amounts above include goodwill impairment, litigation settlement, restructuring and other expense of $26.9 million and $58.8 million for the three month periods ended June 30, 2010 and 2009, respectively, and $30.9 million and $64.3 million for the six month periods ended June 30, 2010 and 2009, respectively.
     We have three major product categories: traditional storage, emerging storage, and electronics and accessories. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products include primarily DVDs, CDs and Blu-ray disc recordable media. Magnetic products include primarily data storage tape media. Other traditional storage products include primarily optical drives and audio and video tape media. Emerging storage products include flash memory and hard disk drive products, including USB flash drives, external hard disk drives, removable hard disk drives, flash memory cards and solid state drives.

Electronics and accessories products include primarily audio electronics such as portable CD players and iPod clock radios, video electronics such as DVD and Blu-ray players, and storage accessories such as CD and DVD jewel cases and headphones.
     Net revenue by product category was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Net Revenue
Traditional storage
Optical products	$153.2	$179.4	$310.6	$361.0
Magnetic products	84.2	98.6	174.2	203.6
Other traditional storage	16.7	18.3	32.8	38.9

Total traditional storage	254.1	296.3	517.6	603.5
Emerging storage	48.9	37.3	106.4	77.5
Electronics and accessories	51.4	66.4	96.2	115.5

Total	$354.4	$400.0	$720.2	$796.5

Note 11 — Fair Value Measurements
     At June 30, 2010 and 2009, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair value as discussed below.
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
     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward, option contracts and option combination strategies to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration at inception from less than one to fourteen months. We do not hold or issue derivative financial instruments for speculative or trading purposes and we are not a party to leveraged derivatives.
     We are exposed to the risk of nonperformance by our counter-parties, but we do not anticipate nonperformance by any of these counter-parties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits and by using major international banks and financial institutions as counter-parties.
     As of June 30, 2010, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of currency forward, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).
     Hedge gains of $0.4 million and losses of $4.6 million were reclassified into the Condensed Consolidated Statement of Operations during the three months ended June 30, 2010 and 2009, respectively. Hedge gains of $0.5 million and $0.5 million were reclassified into the Condensed Consolidated Statement of Operations during the six months ended June 30, 2010 and 2009, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of June 30, 2010 was $0.9 million, pre-tax, which, depending on market factors, is expected to reverse in the Condensed Consolidated Balance Sheet or be reclassified into operations during the next three to six months.

     Our financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2010			December 31, 2009
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative assets
Foreign currency option contracts	$—	$0.4	$—	$—	$0.9	$—
Foreign currency forward contracts	—	—	—	—	0.1	—
Derivative liabilities
Foreign currency option contracts	—	(0.1)	—	—	—	—
Foreign currency forward contracts	—	(0.1)	—	—	(0.3)	—

Total	$—	$0.2	$—	$—	$0.7	$—

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
     The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows:

	June 30, 2010			December 31, 2009
		Fair Value			Fair Value
		Other	Other		Other	Other
	Notional	Current	Current	Notional	Current	Current
(In millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Cash flow hedges designated as hedging instruments	$56.0	$0.4	$(0.2)	$48.0	$0.8	$—
Other hedges not receiving hedge accounting	28.0	—	—	88.8	0.2	(0.3)

Total	$84.0	$0.4	$(0.2)	$136.8	$1.0	$(0.3)

     On June 30, 2010 we entered into certain fair value hedges not receiving hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of June 30, 2010, but do not have a value until the subsequent day.

     The derivative gains and losses in the Condensed Consolidated Statement of Operations were as follows:

		Pretax Gain on
	Pretax Gain	Effective Portion of
	(Loss) Recognized	Derivative	Pretax Loss
	in Other	Reclassification from	Recognized in the
	Comprehensive	Accumulated Other	Condensed
	Income on	Comprehensive	Statement of
	Effective Portion	Income to Cost of	Operations in Other
(In millions)	of Derivative	Goods Sold, net	Expense, net

For the three months ended June 30, 2010
Cash flow hedges designated as hedging instruments	$0.1	$0.3	$—
Other hedges not receiving hedge accounting	—	—	(0.3)

Total	$0.1	$0.3	$(0.3)

For the three months ended June 30, 2009
Cash flow hedges designated as hedging instruments	$(4.6)	$—	$—
Other hedges not receiving hedge accounting	—	—	(10.4)

Total	$(4.6)	$—	$(10.4)

For the six months ended June 30, 2010
Cash flow hedges designated as hedging instruments	$0.8	$0.4	$—
Other hedges not receiving hedge accounting	—	—	(1.2)

Total	$0.8	$0.4	$(1.2)

For the six months ended June 30, 2009
Cash flow hedges designated as hedging instruments	$0.5	$0.8	$—
Other hedges not receiving hedge accounting	—	—	(9.7)

Total	$0.5	$0.8	$(9.7)

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers, and resellers. Consequently, as of June 30, 2010, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2010 would not be material to our financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp., a Delaware corporation, is a leading global technology company dedicated to helping people and organizations store, protect, and connect their digital world. Our portfolio of data storage and security products, electronics and accessories reaches customers in more than 100 countries through our global distribution network. Imation Corp.’s global brand portfolio includes the Imation, Memorex, XtremeMac, and TDK Life on Record brands. As used herein, the terms “Imation,” “Company,” “ we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.
Factors Affecting Comparability of our Financial Results
Discontinued Operations
     The Global Data Media (GDM) joint venture was wound down in 2009, and the GDM current and historic results have been reclassified into discontinued operations.
Executive Summary
Consolidated Results of Operations for the Six Months Ended June 30, 2010
•	Net revenue from continuing operations of $720.2 million for the six months ended June 30, 2010 was down 9.6 percent compared with $796.5 million in the same period last year.

•	Goodwill impairment expense of $23.5 million was recorded for the six months ended June 30, 2010.

•	Operating loss was $23.6 million for the six months ended June 30, 2010, compared with operating loss of $67.9 million in the same period last year which included the Philips litigation settlement of $49.0 million.

•	Diluted loss per share from continuing operations was $0.48 for the six months ended June 30, 2010, compared with diluted loss per share from continuing operations of $1.36 for the same period last year.
Cash Flow/Financial Condition for the Six Months Ended June 30, 2010
•	Cash and cash equivalents totaled $251.3 million as of June 30, 2010, compared with $163.4 million at December 31, 2009.

•	Cash flow provided by operating activities was $102.5 million for the six months ended June 31, 2010, compared with $6.3 million in the same period last year.
Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$354.4	$400.0	-11.4%	$720.1	$796.5	-9.6%
     Our worldwide revenue for the three months ended June 30, 2010 was negatively impacted by overall price erosion of nine percent and overall volume declines of three percent, offset partially by a favorable foreign currency impact of one percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $42.2 million, including $26.2 million from optical products and $14.4 million from magnetic products, as well as $15.0 million from electronics and accessories which was driven by planned rationalization of lower gross margin video products, offset partially by increases in emerging storage products of $11.6 million.
     Our worldwide revenue for the six months ended June 30, 2010 was negatively impacted by overall price erosion of ten percent and overall volume declines of two percent, offset partially by a favorable foreign currency impact of two percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $85.9 million, including $50.4 million from optical products and $29.4 million from magnetic products, as well as $19.3 million from electronics and accessories which was driven by planned rationalization of lower gross margin video products, offset partially by increases in emerging storage products of $28.9 million.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Gross profit	$58.5	$63.4	-7.7%	$120.2	$130.3	-7.8%
Gross margin	16.5%	15.9%		16.7%	16.4%
     Our gross margin as a percent of revenue increased for the three and six months ended June 30, 2010, compared with the same periods last year, due to higher gross margins on emerging storage products and electronics and accessories. Gross margins on traditional storage products were stable with higher gross margins on optical products and lower gross margins on magnetic products.
Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Selling, general and administrative	$51.5	$59.2	-13.0%	$104.6	$123.9	-15.6%
As a percent of revenue	14.5%	14.8%		14.5%	15.6%
     SG&A expense decreased for the three months ended June 30, 2010, compared with the same period last year, due to lower legal expenses of $5.9 million related to the Philips litigation settled in July 2009 and reduced expenses due to restructuring activities and cost control actions.
     SG&A expense decreased for the six months ended June 30, 2010, compared with the same period last year, due to lower legal expenses of $11.6 million related to the Philips litigation settled in July 2009 and reduced expenses due to restructuring activities and cost control actions.
Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Research and development	$3.9	$4.7	-17.0%	$8.3	$10.0	-17.0%
As a percent of revenue	1.1%	1.2%		1.2%	1.3%
     R&D expense decreased for the three months ended June 30, 2010, compared with the same period last year, due to continued cost savings from restructuring activities and cost control actions. R&D expense as a percent of revenue for the three months ended June 30, 2010 remained relatively flat compared with the same period last year.
     R&D expense decreased for the six months ended June 30, 2010, compared with the same period last year, due to continued cost savings from restructuring activities and cost control actions. R&D expense as a percent of revenue for the six months ended June 30, 2010 remained relatively flat compared with the same period last year.
Goodwill impairment
     We made certain changes to our business segments effective in the second quarter of 2010. Our reporting units for goodwill are our operating segments with the exception of the Americas segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units as determined by sales channel. As a result of the segment change, the $23.5 million of goodwill which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. See Note 10 to the Condensed Consolidated Financial Statements for further information about the changes of our segments.
     The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the $23.5 million of goodwill was fully impaired. See Note 4 to the Condensed Consolidated Financial Statements for further information about the goodwill impairment.

Litigation Settlement
     There were no Litigation Settlement charges for the three and six month periods ended June 30, 2010.
     For the three and six month periods ended June 30, 2009, we recorded a litigation settlement charge of $49.0 million. We entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53 million over a period of three years. As a result of the settlement, we recorded a charge in the second quarter of 2009, based on the present value of these payments, of $49.0 million.
Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Restructuring and other	$3.4	$9.8	-65.3%	$7.4	$15.3	-51.6%
As a percent of revenue	1.0%	2.5%		1.0%	1.9%
     Restructuring expense for the three and six month periods ended June 30, 2010 was mainly related to our 2008 corporate redesign restructuring program and included severance related costs of $3.3 million and $4.9 million, respectively, and $0.1 and $0.3 million of lease termination costs, respectively. Other expenses for the six months ended June 30, 2010 included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer, Mr. Russomanno, including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.
     During the three months ended June 30, 2009 we recorded severance and severance-related expense of $2.2 million for personnel reductions and severance and severance-related costs of $0.1 million related to our TDK recording media restructuring program which began during the third quarter of 2007. Other expense during the three months ended June 30, 2009 included $5.2 million in pension settlement costs as well as $2.3 million of asset impairment related to our Anaheim facility. Restructuring and other expense for the six months ended June 30, 2009 included severance and severance-related costs of $6.7 million and $0.2 million of other activities along with lease termination costs of $0.9 million, $5.2 million in pension settlement costs as well as $2.3 million of asset impairment related to our Anaheim facility. See Note 8 to the Condensed Consolidated Financial Statements herein.
Operating Income (Loss)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Operating (loss) income	$(23.8)	$(59.3)	NM	$(23.6)	$(67.9)	NM
As a percent of revenue	(6.7)%	(14.8)%		(3.3)%	(8.5)%
NM — Not Meaningful
     Operating loss decreased for the three months ended June 30, 2010, compared with the same period last year, driven by the litigation settlement expense of $49.0 million in 2009 offset partially by the goodwill impairment of $23.5 million in 2010, lower operating expenses of $8.5 million and lower restructuring and other expenses of $6.4 million, offset partially by lower revenues resulting in lower gross profit of $4.9 million, each as discussed above.
     Operating loss decreased for the six months ended June 30, 2010, compared with the same period last year, driven by the litigation settlement expense of $49.0 million in 2009 offset partially by the goodwill impairment of $23.5 million in 2010, lower operating expenses of $21.0 million, and lower restructuring and other of $7.9 million, offset partially by lower revenues resulting in lower gross profit of $10.1 million, each as discussed above.

Other (Income) and Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Interest income	$(0.2)	$(0.2)	0.0%	$(0.4)	$(0.4)	0.0%
Interest expense	1.0	0.3	233.3%	2.1	0.7	200.0%
Other expense, net	2.1	3.3	-36.4%	5.0	10.7	-53.3%

Total	2.9	3.4	-14.7%	6.7	11.0	-39.1%
As a percent of revenue	0.8%	0.9%		0.9%	1.4%
     Interest expense for the three months ended June 30, 2010 included $0.6 million of fees and amortization of fees related to our credit agreement and $0.4 million of imputed interest related to our liability for the Philips litigation settlement, which was recorded at the present value of the future payments. Interest expense for the three months ended June 30, 2009 included $0.2 million related to fees and amortization of fees related to our credit agreement and $0.1 million related to interest on borrowings.
     Other expense, net for the three months ended June 30, 2010 included $1.2 million related to foreign currencies and $0.9 million of other expenses. Other expense, net for the three months ended June 30, 2009 included $2.6 million related to foreign currencies and $0.7 million of other expenses.
     Interest expense for the six months ended June 30, 2010 included $1.3 million of fees and amortization of fees related to our credit agreement and $0.8 million of imputed interest related to our liability for the Philips litigation settlement, which was recorded at the present value of the future payments. Interest expense for the six months ended June 30, 2009 included $0.4 million related to interest on borrowings and $0.3 million related to fees and amortization of fees related to our credit agreement.
     Other expense, net for the six months ended June 30, 2010 included $3.0 million related to foreign currencies, $0.8 million related to bank fees, and $1.2 million of other expenses. Other expense, net for the six months ended June 30, 2009 included $5.6 million related to foreign currencies, $4.0 million for a reserve established related to a note receivable from one of our commercial partners and $1.0 million of other expenses.
Income Tax Benefit

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Income tax benefit	$(11.0)	$(24.4)	NM	$(12.1)	$(27.9)	NM
Effective tax rate	41.2%	38.9%		39.9%	35.4%

NM - Not Meaningful
     The effective rate of income tax benefit for the three and six month periods ended June 30, 2010 increased compared with the same periods last year, due primarily to the mix of taxable income/loss by country, as well as the tax effects associated with our goodwill impairment, restructuring and other charges and discretionary items.
     Prior to 2007 we had a history of profits, excluding litigation charges and related expenses and goodwill impairments. Our profitability has declined and we recorded losses in 2008 and 2009 in the United States where $72.7 million of our deferred tax assets are recorded. If we do not achieve at least moderate levels of pretax income in the final six months of 2010, it is likely that we will need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact our income tax provision, financial position and results of operations. As of both June 30, 2010 and December 31, 2009 we had valuation allowances of $22.9 million to account for uncertainties regarding the realizability of certain foreign operating loss carryforwards and state tax credit carryforwards.
Segment Results
     During the second quarter of 2010, we realigned our corporate segments and reporting structure with how we will be managing the business in the future. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions. Each of these segments has responsibility for selling all of our product lines.

•	Our Americas segment includes North America, South America and the Caribbean.

•	Our Europe segment includes Europe and all of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, and the Middle East.
     We revised the segment information for the prior year within this Form 10-Q to conform to the new presentation.
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments.
     Information related to our segments is as follows:
     Americas

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$181.2	$210.6	-14.0%	$342.9	$394.6	-13.1%
Operating income	9.4	13.2	-28.8%	18.5	21.5	-14.0%
As a percent of revenue	5.2%	6.3%		5.4%	5.4%
     The Americas segment is our largest segment comprising 51.1 percent of our revenue for the three months ended June 30, 2010. The Americas segment revenue decreased for the three months ended June 30, 2010, compared with the same period last year, due to price erosion of 10 percent and overall volume declines of 4 percent. From a product perspective, the decrease in revenue was driven primarily by the planned rationalization of lower gross margin video products resulting in lower revenue of $9.6 million, and lower revenue from optical products of $7.8 million and magnetic products of $5.7 million. Revenue decreased for the six months ended June 30, 2010, compared with the same period last year, due to price erosion of 10 percent and overall volume declines of 3 percent. From a product perspective, the decrease in revenue was driven primarily by the planned rationalization of lower gross margin video products resulting in lower revenue of $10.8 million, and lower revenue from optical products of $18.1 million and magnetic products of $15.4 million.
     Operating income decreased for the three months ended June 30, 2010, compared with the same period last year, driven mainly by lower revenue and lower gross margins on optical and magnetic products, offset partially by lower SG&A. Operating income decreased for the six months ended June 30, 2010, compared with the same period last year, driven primarily by lower revenue and lower gross margins on optical and magnetic products, offset partially by lower SG&A.
     Europe

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$64.5	$85.5	-24.6%	$151.2	$184.0	-17.8%
Operating income	-1.5	0.4	NM	0.3	1.8	-83.3%
As a percent of revenue	-2.3%	0.5%		0.2%	1.0%
NM — Not Meaningful
     The Europe segment comprised 18.2 percent of our revenue for the three months ended June 30, 2010. The Europe segment revenue decreased for the three months ended June 30, 2010, compared with the same period last year, due to price erosion of 6 percent, overall volume decreases of 15 percent and unfavorable foreign currency impacts of 4 percent. From a product perspective, the decrease in revenue was driven by declines in optical products of $15.5 million and magnetic products of $8.1 million, offset partially by increases in flash products of $3.0 million. Revenue decreased for the six months ended June 30, 2010, compared with the same period last year, due to price erosion of 5 percent, overall volume decreases of 14 percent and favorable foreign currency impacts of 1 percent. From a product perspective, the decrease in revenue was driven by declines in optical products of $25.9 million and magnetic products of $9.6 million, offset partially by increases in flash products of $4.3 million.

     Operating income decreased for the three months ended June 30, 2010, compared with the same period last year, driven by the lower revenue and gross margin on magnetic and optical products, offset partially by lower SG&A costs. Operating income decreased for the six months ended June 30, 2010, compared with the same period last year, driven by the lower revenue on magnetic and optical products, offset partially by lower SG&A costs.
     North Asia

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$73.0	$70.3	3.8%	$154.3	$151.3	2.0%
Operating income	2.4	2.9	-17.2%	5.5	7.6	-27.6%
As a percent of revenue	3.3%	4.1%		3.6%	5.0%
     The North Asia segment comprised 20.6 percent of our revenue for the three months ended June 30, 2010. The North Asia segment revenue increased for the three months ended June 30, 2010, compared with the same period last year, due to overall volume increases of 14 percent and favorable foreign currency impacts of 7 percent, offset partially by price erosion of 17 percent. From a product perspective, the increase in revenue was driven primarily by an increase in flash products of $2.7 million. Revenue increased for the six months ended June 30, 2010, compared with the same period last year, due to overall volume increases of 15 percent and favorable foreign currency impacts of 5 percent, offset partially by price erosion of 18 percent. From a product perspective, the increase in revenue was driven primarily by an increase in flash products.
     Operating income decreased for the three months ended June 30, 2010, compared with the same period last year, driven by increased SG&A costs, offset partially by increased revenue and gross margin on flash products. Operating income decreased for the six months ended June 30, 2010, compared with the same period last year, driven by increased SG&A costs.
     South Asia

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$35.7	$33.6	6.3%	$71.8	$66.6	7.8%
Operating income	1.0	(0.1)	NM	2.0	0.6	NM
As a percent of revenue	2.8%	(0.3)%		2.8%	0.9%

NM - Not Meaningful
     The South Asia segment comprised 10.1 percent of our revenue for the three months ended June 30, 2010. The South Asia segment revenue increased for the three months ended June 30, 2010, compared with the same period last year, due to favorable foreign currency impacts of 9 percent, offset partially by price erosion of 1 percent and overall volume decreases of 2 percent. From a product perspective, the increase in revenue was driven by increases in flash products of $4.6 million offset partially by decreases in optical products of $3.0 million. Revenue increased for the six months ended June 30, 2010, compared with the same period last year, due to overall volume increases of 3 percent and favorable foreign currency impacts of 10 percent, offset partially by price erosion of 5 percent. From a product perspective, the increase in revenue was driven by increases in flash products of $10.0 million offset partially by decreases in optical products of $5.9 million.
     Operating income increased for the three and six month periods ended June 30, 2010, compared with the same periods last year, driven by higher gross margins across all product categories, offset partially by increased SG&A costs.

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Operating costs	$(35.1)	$(75.7)	NM	$(49.9)	$(99.4)	NM

NM - Not Meaningful
     The corporate and unallocated operating loss includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as litigation settlement expense, goodwill impairment expense, R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense. The corporate and unallocated operating loss decreased for the three months ended June 30, 2010, compared with the same period last year, driven by lower expense related to the Philips litigation, which was settled in July 2009, lower SG&A and R&D as a result of our restructuring activities and cost control actions, as well as lower restructuring and other expense. We recorded $23.5 million of goodwill impairment expense for the three and six months ended June 30, 2010 and $49.0 of litigation settlement expense for the three and six month periods ended June 30, 2009.
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
     Changes in foreign currency exchange rates for the three months ended June 30, 2010 positively impacted worldwide revenue by one percent compared with negative five percent the same period last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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
Financial Position
     Our cash and cash equivalents balance as of June 30, 2010 was $251.3 million, an increase of $87.9 million from $163.4 million as of December 31, 2009. The increase was attributable to reductions of receivables due to the collection of our seasonally strong fourth quarter revenues as well as significant progress within our working capital initiatives, especially the increase in days payable.
     Accounts receivable balance as of June 30, 2010 was $238.1 million, a decrease of $76.8 million from $314.9 million as of December 31, 2009 due to our working capital initiatives. Days sales outstanding was 59 days as of June 30, 2010, down 1 day from December 31, 2009. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
     Days of inventory supply was 69 days as of June 30, 2010, down 6 days from December 31, 2009. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The decrease in days of inventory supply was driven by efforts to reduce excess inventories.
     Our accounts payable balance as of June 30, 2010 was $222.5 million, an increase of $21.1 million from $201.4 million as of December 31, 2009. The increase in accounts payable was primarily due to the increase of 21 days of payables from 51 days as of December 31, 2009 to 72 days as of June 30, 2010.
     Our other current liabilities balance as of June 30, 2010 was $127.6 million, a decrease of $23.2 million from $150.8 million as of December 31, 2009. The decrease was primarily due to timing of annual payments in programs associated with rebate accruals.

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2010	2009
Net loss	$(18.3)	$(48.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20.9	21.3
Deferred income taxes	(6.3)	(20.4)
Goodwill impairment	23.5	—
Stock-based compensation	3.2	3.8
Asset impairments	—	2.3
Note receivable reserve	—	4.0
Pension settlement	—	5.2
Litigation settlement	—	49.0
Other	2.4	0.7
Changes in operating assets and liabilities	77.1	(11.1)

Net cash provided by operating activities	$102.5	$6.3

     Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash provided by operating activities of $102.5 million for the six months ended June 30, 2010 was driven by net loss of $18.3 million as adjusted by the non-cash goodwill impairment charge of $23.5 million, cash payments of approximately $10 million related to our 2009 annual bonus program, $6.9 million under our restructuring programs and $2.4 million of pension funding. Cash provided by operating activities for the six months ended June 30, 2009 was driven by net loss of $48.5 million as adjusted by non-cash items including the Philips litigation settlement charge of $49.0 million, and cash payments of $19.4 million to TDK for a post-closing purchase price adjustment for previously unfiled European value added tax (VAT) returns, $16.1 million under our restructuring programs and $2.3 million of pension funding, offset partially by an income tax refund of $6.4 million.
Cash Flows Used in Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2010	2009

Capital expenditures	$(3.5)	$(7.2)
License agreement payment	(5.0)	—
Other, net	0.1	0.8

Net cash used in investing activities	$(8.4)	$(6.4)

     Cash used in investing activities for the six months ended June 30, 2010, included $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems and $3.5 million of capital expenditures. Cash used in investing activities for the six months ended June 30, 2009, included $7.2 million of capital expenditures of which $2.9 million related to tenant improvements associated with office space we leased out in our Oakdale, Minnesota headquarters.
Cash Flows Used in Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2010	2009
Debt issuance costs	—	(2.9)

Net cash used in financing activities	$—	$(2.9)

     There was no cash used in financing activities for the six month ended June 30, 2010. Cash used in financing activities for the six months ended June 30, 2009 was due to payments made to obtain our line of credit during the second quarter of 2009.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock, of which 2.3 million shares remain outstanding as of June 30, 2010. We did not repurchase shares during 2009 or during the six months ended June 30, 2010.

     We maintain a credit agreement which expires on March 29, 2012. As of June 30, 2010, our total availability under the credit facility was $103.7 million. The agreement contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of June 30, 2010. Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Credit Agreement, and the Guarantors. Advances under the Credit Facility are limited to the lesser of (a) $200,000,000 and (b) the “Borrowing Base.” The Borrowing Base is equal to the following:
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
     No borrowings were outstanding as of June 30, 2010 or June 30, 2009. Further, as of June 30, 2010 we had no credit facilities available outside the United States. Other than operating lease commitments, we are not using off balance sheet arrangements, including special purpose entities.
     Our remaining liquidity needs for the remaining six months of 2010 include the following: the Philips litigation settlement payment of $8.2 million, capital expenditures of approximately $9 million, operating lease payments of approximately $7 million, restructuring payments of approximately $8 million, pension funding of approximately $3 million to $8 million and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no significant changes to our contractual obligations for the first six months of 2010.
Fair Value Measurements
     See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no significant changes to these accounting policies for the first six months of 2010.
     As discussed in Note 10 to the Condensed Consolidated Financial Statements in Part 1, Item 1 herein, in the second quarter of 2010 we realigned our corporate segments and reporting structure with how the business will be managed going forward. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions.
•	Our Americas segment includes North America, South America and the Caribbean.

•	Our Europe segment includes Europe and all of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, and the Middle East.
     Our reporting units for goodwill are our operating segments with the exception of the Americas segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units as determined by sales channel.

As a result of the segment change, the goodwill of $23.5 million which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the goodwill was fully impaired.
     The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. In calculating fair value, we used a weighting of the valuations calculated using the income approach and a market approach. In determining the fair value of reporting units, we weighted values under the income approach 75 percent and values determined from market comparables 25 percent. The basis of this weighting is due to the income approach being tailored to the circumstances of the business, and the market approach being completed as a secondary test to ensure that the results of the income approach are reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values is compared and reconciled to our market capitalization as of the date of our impairment test.
     In determining the fair value of the Americas-Consumer reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The most significant assumptions incorporated in these forecasts for the most recent goodwill impairment test included annual revenue changes with an average annual growth rate of 3 percent and with a terminal growth rate of 3.5 percent. A discount rate of 14 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit.
     Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value. The indicated excess in carrying amount over fair value of the Americas-Consumer reporting unit and goodwill is as follows:

		Reporting unit	Excess of carrying	Percentage of carrying
(In millions)	Goodwill	carrying amount	amount over fair value	amount over fair value
Americas-Consumer	$23.5	$336.5	$173.5	206%
     The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities is the implied fair value of the reporting unit’s goodwill. Based on this step of the impairment test, we determined that the full amount of remaining goodwill, $23.5 million, was impaired.
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

Any forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins; the possibility that our deferred tax assets, or other assets may become further impaired; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; the market acceptance of newly introduced product and service offerings; the potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; continuing uncertainty in global and regional economic conditions; foreign currency fluctuations; the volatility of the markets in which we operate; our ability to successfully manage multiple brands globally; our ability to achieve the expected benefits from our strategic relationships and distribution agreements; the competitive pricing environment and its possible impact on profitability and inventory valuations; the ready availability and price of energy and key raw materials or critical components; our ability to meet our revenue growth and cost reduction targets; our ability to secure adequate supply of certain high demand products at acceptable prices; the rate of revenue decline for certain existing products; our ability to efficiently source, warehouse and distribute our products globally; significant changes in discount rates and other assumptions used in the valuation of our pension plans; our ability to continue realizing the benefits from our global manufacturing strategy for magnetic data storage products and the related restructuring; our ability to secure and maintain adequate shelf and display space over time at retailers which conduct semi-annual or annual line reviews; the future financial and operating performance of major customers and industries served, our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and from time to time in our filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2009. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     As of June 30, 2010, we had $84 million notional amount of foreign currency forward and option contracts of which $28 million hedged recorded balance sheet exposures. This compares to $136.8 million notional amount of foreign currency forward and option contracts as of December 31, 2009, of which $88.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2010 by $5.5 million.
Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2010, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers, and resellers. Consequently, as of June 30, 2010, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur in the future with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2010 would not be material to our financial position.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable
Item 3. Defaults Upon Senior Securities.
     Not Applicable
Item 4. (Removed and Reserved)
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.
     The following documents are filed as part of this report:

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Imation Corp., effective May 5, 2010 (incorporated by reference to Exhibit 3.1 to Imation’s Form 8-K Current Report filed on May 7, 2010)
10.1	Director Compensation Program Effective May 4, 2005 (As amended May 5, 2010) (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on July 6, 2010)
10.2	Form of Performance-Based Option Award Agreement for Executive Officers
10.3	Form of Performance-Based Restricted Stock Award Agreement for Executive Officers
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date: August 6, 2010	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Imation Corp., effective May 5, 2010 (incorporated by reference to Exhibit 3.1 to Imation’s Form 8-K Current Report filed on May 7, 2010)
10.1	Director Compensation Program Effective May 4, 2005 (As amended May 5, 2010) (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on July 6, 2010)
10.2	Form of Performance-Based Option Award Agreement for Executive Officers
10.3	Form of Performance-Based Restricted Stock Award Agreement for Executive Officers
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002