Form 10-Q
period 2010-09-30
IMATION CORP
filed 2010-11-04
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,690,601 shares of Common Stock, par value $0.01 per share, were outstanding at October 29, 2010.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue	$342.3	$401.3	$1,062.5	$1,197.8
Cost of goods sold	286.7	336.8	886.7	1,003.0

Gross profit	55.6	64.5	175.8	194.8

Operating expenses:
Selling, general and administrative	49.3	50.4	153.9	174.3
Research and development	4.3	4.9	12.6	14.9
Goodwill impairment	—	—	23.5	—
Litigation settlement	—	—	—	49.0
Restructuring and other	4.3	7.5	11.7	22.8

Total	57.9	62.8	201.7	261.0

Operating (loss) income	(2.3)	1.7	(25.9)	(66.2)

Other (income) and expense:
Interest income	(0.2)	(0.1)	(0.6)	(0.5)
Interest expense	1.2	0.8	3.3	1.5
Other, net	(0.1)	1.5	4.9	12.2

Total	0.9	2.2	7.6	13.2

Loss before income taxes	(3.2)	(0.5)	(33.5)	(79.4)

Income tax benefit	(0.9)	(0.2)	(13.0)	(28.1)

Loss from continuing operations	(2.3)	(0.3)	(20.5)	(51.3)

Discontinued operations:
(Loss) income from operations of discontinued businesses, net of income taxes	(0.1)	(0.1)	(0.2)	2.4

Loss (income) from discontinued operations	(0.1)	(0.1)	(0.2)	2.4

Net loss	$(2.4)	$(0.4)	$(20.7)	$(48.9)

(Loss) earnings per common share — basic:
Continuing operations	$(0.06)	$(0.01)	$(0.54)	$(1.37)
Discontinued operations	—	—	(0.01)	0.06
Net loss	(0.06)	(0.01)	(0.55)	(1.30)

(Loss) earnings per common share — diluted:
Continuing operations	$(0.06)	$(0.01)	$(0.54)	$(1.37)
Discontinued operations	—	—	(0.01)	0.06
Net loss	(0.06)	(0.01)	(0.55)	(1.30)

Weighted average shares outstanding
Basic	37.9	37.6	37.8	37.5
Diluted	37.9	37.6	37.8	37.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$256.8	$163.4
Accounts receivable, net	235.4	314.9
Inventories	248.8	235.7
Other current assets	143.4	164.4

Total current assets	884.4	878.4
Property, plant and equipment, net	101.1	109.8
Intangible assets, net	325.4	337.3
Goodwill	—	23.5
Other assets	71.3	44.8

Total assets	$1,382.2	$1,393.8

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$225.4	$201.4
Accrued payroll	14.6	19.7
Other current liabilities	140.6	150.8

Total current liabilities	380.6	371.9
Other liabilities	87.1	94.7

Total liabilities	467.7	466.6

Shareholders’ equity	914.5	927.2

Total liabilities and shareholders’ equity	$1,382.2	$1,393.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(20.7)	$(48.9)
Adjustments to reconcile net income to net cash provided by operating
Depreciation	13.4	14.9
Amortization	17.7	17.3
Deferred income taxes	(24.1)	(12.9)
Goodwill impairment	23.5	—
Stock-based compensation	5.1	5.6
Pension settlement	2.0	10.9
Litigation settlement	—	49.0
Other	3.1	8.1
Changes in operating assets and liabilities:
Litigation settlement payment	(8.2)	(20.0)
Accounts receivable	82.2	88.6
Inventories	(14.3)	50.4
Other assets	17.4	(25.0)
Accounts payable	21.2	(81.8)
Accrued payroll and other liabilities	(17.9)	(31.3)
Restricted cash	2.5	—

Net cash provided by operating activities	102.9	24.9

Cash Flows from Investing Activities:
Capital expenditures	(5.7)	(9.2)
License agreement payment	(5.0)	—
Other, net	0.2	0.8

Net cash used in investing activities	(10.5)	(8.4)

Cash Flows from Financing Activities:
Debt issuance costs	(1.0)	(2.9)

Net cash used in financing activities	(1.0)	(2.9)

Effect of exchange rate changes on cash and cash equivalents	2.0	0.8

Net change in cash and cash equivalents	93.4	14.4
Cash and cash equivalents — beginning of period	163.4	96.6

Cash and cash equivalents — end of period	$256.8	$111.0

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
Recently Adopted Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance adds required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adds separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The disclosures required as of September 30, 2010 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(2.3)	$(0.3)	$(20.5)	$(51.3)
(Loss) income from discontinued operations	(0.1)	(0.1)	(0.2)	2.4

Net loss	$(2.4)	$(0.4)	$(20.7)	$(48.9)

Denominator:
Weighted average number of common stock outstanding during the period	37.9	37.6	37.8	37.5
Dilutive effect of stock-based compensation plans	—	—	—	—

Weighted average number of diluted shares outstanding during the period	37.9	37.6	37.8	37.5

Basic (loss) earnings per common share:
Continuing operations	$(0.06)	$(0.01)	$(0.54)	$(1.37)
Discontinued operations	—	—	(0.01)	0.06
Net loss	(0.06)	(0.01)	(0.55)	(1.30)

Diluted (loss) earnings per common share:
Continuing operations	$(0.06)	$(0.01)	$(0.54)	$(1.37)
Discontinued operations	—	—	(0.01)	0.06
Net loss	(0.06)	(0.01)	(0.55)	(1.30)

Anti-dilutive options excluded from calculation	5.5	5.1	4.9	4.7
     Earnings per share amounts for continuing operations, discontinued operations and net income (loss), as presented on the Condensed Consolidated Statements of Operations, are calculated individually and may not sum due to rounding differences.
Note 3 — Supplemental Balance Sheet Information

	September 30,	December 31,
(In millions)	2010	2009
	(Unaudited)
Accounts Receivable
Accounts receivable	$255.5	$343.5
Less reserves and allowances*	(20.1)	(28.6)

Accounts receivable, net	$235.4	$314.9

Inventories
Finished goods	$225.2	$210.4
Work in process	8.6	8.9
Raw materials and supplies	15.0	16.4

Total inventories	$248.8	$235.7

Other Current Assets
Deferred income taxes	$39.5	$42.7
Restricted cash	16.6	19.1
Assets held for sale	7.2	7.2
Taxes receivable	39.8	35.1
Other	40.3	60.3

Total other current assets	$143.4	$164.4

	September 30,	December 31,
(In millions)	2010	2009
	(Unaudited)
Property, Plant and Equipment
Property, plant and equipment	$351.1	$350.8
Less accumulated depreciation	(250.0)	(241.0)

Property, plant and equipment, net	$101.1	$109.8

Other Assets
Deferred income taxes	$62.6	$35.5
Other	8.7	9.3

Total other assets	$71.3	$44.8

Other Current Liabilities
Rebates	$52.6	$66.1
Litigation settlement — current	7.9	7.9
Employee separation costs	4.6	4.3
Value added tax	10.7	12.0
Other	64.8	60.5

Total other current liabilities	$140.6	$150.8

Other Liabilities
Pension	$36.4	$36.3
Litigation settlement — long-term	14.9	21.8
Deferred income taxes	3.0	3.3
Unrecognized tax benefits	16.5	16.0
Other	16.3	17.3

Total other liabilities	$87.1	$94.7

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, terms discounts and the inability of certain customers to make the required payment.
Note 4 — Intangible Assets and Goodwill
     Intangible Assets
     The components of our amortizable intangible assets were as follows:

			Customer
(In millions)	Trade Names	Software	Relationships	Other	Total
September 30, 2010
Gross carrying amount	$332.4	$53.5	$58.9	$9.5	$454.3
Accumulated amortization	(42.1)	(48.7)	(34.1)	(4.0)	(128.9)

Intangible assets, net	$290.3	$4.8	$24.8	$5.5	$325.4

December 31, 2009
Gross carrying amount	$333.2	$62.3	$65.5	$6.6	$467.6
Accumulated amortization	(34.4)	(56.8)	(33.9)	(5.2)	(130.3)

Intangible assets, net	$298.8	$5.5	$31.6	$1.4	$337.3

     In February 2010, we entered into an amendment to our license agreement with ProStor Systems. Under terms of the agreement, we paid to Prostor Systems $5.0 million and will have a semi-exclusive license to manufacture, market and sell RDX removable hard disk systems through 2020. We have recorded the payment as an other intangible asset and will amortize the payment over a five year period.

     Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Amortization expense	$5.9	$5.7	$17.7	$17.3
     Goodwill
     As discussed in Note 10 herein, in the second quarter of 2010 we realigned our corporate segments and reporting structure. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions.
•	Our Americas segment includes North America, South America and the Caribbean.

•	Our Europe segment includes Europe and most of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, Egypt and the Middle East.
     Our reporting units for goodwill are our operating segments with the exception of the Americas segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units as determined by sales channel. As a result of the segment change in the second quarter of 2010, the goodwill of $23.5 million which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the goodwill was fully impaired.
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

     The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. In calculating fair value, we used a weighting of the valuations calculated using the income approach and a market approach. In determining the fair value of reporting units, we weighted values under the income approach 75 percent and values determined from market comparables 25 percent. The basis of this weighting was due to the income approach being tailored to the circumstances of the business, and the market approach being completed as a secondary test to ensure that the results of the income approach were reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values was compared and reconciled to our market capitalization as of the date of our impairment test.

     In determining the fair value of the Americas-Consumer reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We used our business plans and projections as the basis for expected future cash flows. The most significant assumptions incorporated in these forecasts for the most recent goodwill impairment test included annual revenue changes with an average annual growth rate of 3 percent and with a terminal growth rate of 3.5 percent. A discount rate of 14 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit.
     Based on the goodwill test performed at June 30, 2010, we determined that the carrying amount of the reporting unit significantly exceeded its fair value. The indicated excess in carrying amount over fair value of the Americas-Consumer reporting unit and goodwill as of June 30, 2010 was as follows:

			Excess of carrying	Percentage of
		Reporting unit	amount over fair	carrying amount
(In millions)	Goodwill	carrying amount	value	over fair value
Americas-Consumer	$23.5	$336.5	$173.5	206%
     The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities is the implied fair value of the reporting unit’s goodwill. Based on this step of the impairment test, during the second quarter of 2010 we determined that the full amount of remaining goodwill, $23.5 million, was impaired.
Note 5 — Comprehensive Income (Loss)
     Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
(In millions)	2010	2009
Cumulative currency translation adjustment	$(47.9)	$(50.4)
Pension adjustments, net of income tax	(18.7)	(18.8)
Cash flow hedging and other, net of income tax	(1.0)	0.3

Total accumulated other comprehensive loss	$(67.6)	$(68.9)

     Comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Net loss	$(2.4)	$(0.4)	$(20.7)	$(48.9)
Cumulative currency translation adjustment	17.7	7.7	2.5	6.7
Pension adjustments, net of income taxes	(0.1)	4.8	0.1	9.3
Cash flow hedging and other, net of income tax	(1.8)	(1.0)	(1.3)	(0.8)

Total comprehensive gain (loss)	$13.4	$11.1	$(19.4)	$(33.7)

Note 6 — Stock-Based Compensation
     We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans) consisting of stock options, restricted stock and restricted stock units. As of September 30, 2010, there were 1,094,434 shares available for grant under our 2008 Stock Incentive Plan. No further shares are available for grant under any other Stock Plan.

     Stock compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Stock compensation expense	$1.9	$1.8	$5.1	$5.6
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
Stock Options
     The following table summarizes our stock option activity:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding December 31, 2009	4,594,838	$27.19
Granted	871,145	10.48
Exercised	(1,000)	8.11
Cancelled	(323,853)	31.32
Forfeited	(168,794)	13.66

Outstanding September 30, 2010	4,972,336	$24.24

Exercisable as of September 30, 2010	3,193,737	$29.95

     The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, the options generally become exercisable in full on the first anniversary of the grant date. Of the options granted during the nine months ended September 30, 2010, there were 105,397 performance-based options granted which will vest based on the Company’s performance against operating income targets for 2010. If operating income (as defined under the 2010 Annual Bonus Plan) meets or exceeds specified levels, the full grant will vest 25 percent per year over four years. If operating income meets a minimum threshold, 50 percent of the grant will vest over four years. If operating income does not meet the minimum threshold, the grant will not vest.
     The weighted average grant date fair value of options that were granted for the nine months ended September 30, 2010 was $4.47.
     The following table summarizes our weighted average assumptions used in the valuation of options:

2010
Volatility	42.8%
Risk-free interest rate	2.51%
Expected life (months)	66
Dividend yield	0.0%
     As of September 30, 2010, there was $7.1 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock
     The following table summarizes our restricted stock activity:

		Weighted
		Average Grant
	Restricted	Date Fair Value
	Stock	Per Share
Nonvested as of December 31, 2009	461,702	$14.84
Granted	515,101	10.47
Vested	(197,695)	15.48
Forfeited	(33,382)	11.31

Nonvested as of September 30, 2010	745,726	$11.33

     The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight line basis over the requisite vesting period. For employees, the restricted shares generally vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, the restricted shares generally vest in full on the first anniversary of the grant date. Of the restricted shares granted during the nine months ended September 30, 2010, there were 265,837 performance-based restricted shares granted which will vest based on the Company’s performance against operating income targets for 2010. If operating income (as defined under the 2010 Annual Bonus Plan) meets or exceeds specified levels, the full grant will vest 25 percent per year over four years. If operating income meets a minimum threshold, 50 percent of the grant will vest over four years. If operating income does not meet the minimum threshold, the grant will not vest.
     As of September 30, 2010, there was $7.1 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.9 years.
Note 7 — Retirement Plans
Employer Contributions
     During the nine months ended September 30, 2010, we contributed $4.4 million to our pension plans. We presently anticipate contributing a total amount of approximately $5 million to $10 million to fund our pension plans for the full year 2010.
     In connection with actions taken under our previously announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States has declined significantly. Participants in our U.S. pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan have elected to receive. Lump sum payments in 2010 exceeded our 2009 service and interest costs and as a result a partial settlement event occurred. We recognized a partial settlement loss of $2.0 million in the third quarter of 2010, which is included in restructuring and other expense on our Condensed Consolidated Statements of Operations. Lastly, in connection with our partial settlement, we remeasured the funded status of our U.S. pension plan as of September 30, 2010.
     The assets of our cash balance pension plan are measured at fair value on a recurring basis (at least annually). In the United States, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while seeking to mitigate against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, debt securities at 15 to 25 percent and other investments at 10 to 25 percent. Other investments include cash and absolute return strategies investments. Management reviews our United States investment policy for the plan at least annually. Outside the United States, the investment objectives are similar to the United States, subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.

Components of Net Periodic Pension Cost

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$0.4	$0.7	$0.2	$0.2	$1.2	$2.1	$0.6	$0.6
Interest cost	1.2	1.4	0.6	0.9	3.6	4.2	2.0	2.5
Expected return on plan assets	(1.5)	(1.5)	(0.6)	(0.8)	(4.4)	(4.9)	(2.1)	(2.4)
Amortization of net actuarial (gain) loss	0.1	—	0.1	—	0.3	0.1	0.2	0.1
Amortization of prior service cost (credit)	—	0.1	—	0.1	—	0.1	—	0.1

Net periodic pension cost	$0.2	$0.7	$0.3	$0.4	$0.7	$1.6	$0.7	$0.9

Settlement	2.0	1.0	—	4.6	2.0	6.2	—	4.6

Total pension costs	$2.2	$1.7	$0.3	$5.0	$2.7	$7.8	$0.7	$5.5

Note 8 — Restructuring and Other Expense
     The components of our restructuring and other expense included in the Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2010	September 30, 2010
Restructuring
Severance and severance-related expense	$1.0	$5.9
Pension settlements	2.0	2.0
Lease termination costs	1.3	1.6

Total restructuring	4.3	9.5
Other	—	2.2

Total	$4.3	$11.7

2008 Corporate Redesign Restructuring Program
     During the fourth quarter of 2008, we initiated several additional restructuring actions to further align our cost structure with our strategic direction by reducing selling, general and administrative expenses. We initiated a program to reduce costs by rationalizing key accounts and products and by simplifying our corporate structure globally. This program was originally anticipated to include $40 million in restructuring and other charges. In July 2010, our Board of Directors approved an increase to this program of $3.3 million and any additional amount required for pension settlements over the previously expensed settlements of $17.4 million. The restructuring is expected to be completed during 2010. Since the inception of this program, we have recorded a total of $22.0 million of severance and severance related expenses, $3.1 million of lease termination costs and $19.4 million for pension settlements.
     During the three months ended September 30, 2010, we recorded a restructuring charge of $4.3 million, which included $2.0 million of pension settlement related to the United States pension plan, $1.3 million for lease termination costs and $1.0 million for severance and severance related expenses. During the nine months ended September 30, 2010 we recorded restructuring charges of $9.5 million, which consisted of $5.9 million of severance and severance related expenses, a pension settlement charge of $2.0 million related to the United States pension plan and lease termination costs of $1.6 million.

     Changes in the 2008 corporate redesign restructuring program accruals were as follows:

		Lease
	Severance and	Termination
(In millions)	Related	Costs	Total
Accrued balance at December 31, 2009	$4.3	$—	$4.3
Charges	1.6	0.2	1.8
Usage	(1.9)	(0.2)	(2.1)
Currency impacts	(0.1)	—	(0.1)

Accrued balance at March 31, 2010	$3.9	$—	$3.9

Charges	3.3	0.1	3.4
Usage	(2.3)	(0.1)	(2.4)
Currency impacts	(0.2)	—	(0.2)

Accrued balance at June 30, 2010	$4.7	$—	$4.7

Charges	1.0	1.3	2.3
Usage	(1.5)	0.1	(1.4)
Currency impacts	0.4	—	0.4

Accrued balance at September 30, 2010	$4.6	$1.4	$6.0

     We expect the majority of the severance and related portion of this liability to be paid out during 2010.
Other
     During the three months ended March 31, 2010, as part of Mr. Russomanno’s announced retirement, we recorded a severance charge based on Mr. Russomanno’s previously disclosed Severance Agreement. The $2.2 million of other expense recorded during the three months ended March 31, 2010 represents severance charges and a share based payment modification charge. The severance charge of $1.4 million represents the cash payments Mr. Russomanno received as a result of his retirement in May 2010. In addition, he became fully vested in all options and restricted stock as of May 5, 2010. The share-based payment modification charge of $0.8 million recorded during the three months ended March 31, 2010 represents the incremental fair value of the modified awards, which we expensed as a result of the Board’s decision to accelerate the vesting of his existing options and restricted stock. Refer to Note 6 herein for additional detail regarding the share-based payment modification charge.
Note 9 — Income Taxes
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the three and nine month periods ended September 30, 2010, we recorded income tax benefits of $0.9 million and $13.0 million, respectively. The income tax provision (benefit) was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (loss). Ordinary income (loss) is pre-tax income (loss) excluding unusual or infrequently occurring discrete items. The effective income tax rate for the three and nine month periods ended September 30, 2010 was 28.1 percent and 38.8 percent, respectively, compared with 40.0 percent and 35.4 percent in the same periods last year. The effective rate changes were primarily due to the mix of taxable income/loss by country, as well as the tax effects associated with our restructuring and other charges and discrete items.
     The effective income tax rate for the three and nine month periods ended September 30, 2010 differs from the United States federal statutory rate of 35 percent primarily due to the effects of foreign rate differential, state income taxes net of federal benefit and discrete items.
     Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities. Our net deferred tax assets were $99.1 million and $74.9 million as of September 30, 2010 and December 31, 2009, respectively. Significant judgment is required in determining the future realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives. Prior to 2007 we had a history of profits, excluding litigation charges and related expenses and goodwill impairments. Our profitability has declined and we recorded losses in 2008 and 2009 in the United States where $91.0 million of our deferred tax assets are recorded. If we do not achieve at least sufficient levels of pretax income in our seasonally strong fourth quarter of 2010, it is likely that we will need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which would materially impact our income tax provision, financial position and results of operations.

As of both September 30, 2010 and December 31, 2009, we had valuation allowances of $22.9 million to account for uncertainties regarding the realizability of certain foreign operating loss carryforwards and state tax credit carryforwards.
     We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. In the United States, the Internal Revenue Service (IRS) audit for the 2006, 2007 and 2008 Imation Corp. and subsidiaries’ U.S. consolidated tax returns continues to be in process as of September 30, 2010 with certain issues being addressed at the appellate level. Some state and foreign jurisdiction tax years remain open to examination for years before 2006.
     We accrue for the effects of uncertain tax positions and the related potential penalties and interest. During the nine months ended September 30, 2010, uncertain tax positions of $0.6 million related to prior years were released due to the finalization of a state audit. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months.
     Taxes collected from customers and remitted to governmental authorities that were included in revenue for the three month periods ended September 30, 2010 and 2009 were $5.4 million and $12.9 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue for the nine month periods ended September 30, 2010 and 2009 were $21.2 million and $39.0 million, respectively.
Note 10 — Segment Information
     Effective in the second quarter of 2010, we realigned our corporate segments and reporting structure with how the business is managed. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions. Each of these segments has responsibility for selling all of our product lines.
•	Our Americas segment includes North America, South America and the Caribbean.

•	Our Europe segment includes Europe and most of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, Egypt and the Middle East.
     We revised the segment information for the prior year within this Form 10-Q to conform to the new presentation.
     We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, stock-based compensation expense, pension settlement expense and restructuring and other expenses which are not allocated to the segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Net Revenue
Americas	$177.5	$214.4	$520.4	$609.0
Europe	59.9	86.2	211.1	270.2
North Asia	72.5	68.0	226.8	219.3
South Asia	32.4	32.7	104.2	99.3

Total	$342.3	$401.3	$1,062.5	$1,197.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Operating Income (Loss)
Americas	$8.9	$15.0	$27.4	$36.5
Europe	(1.5)	1.4	(1.2)	3.2
North Asia	2.1	2.0	7.6	9.6
South Asia	1.0	1.1	3.0	1.7
Corporate and unallocated	(12.8)	(17.8)	(62.7)	(117.2)

Total	$(2.3)	$1.7	$(25.9)	$(66.2)

     Corporate and unallocated amounts above include goodwill impairment, litigation settlement, pension settlement and restructuring and other expense of $4.3 million and $7.5 million for the three month periods ended September 30, 2010 and 2009, respectively, and $35.2 million and $71.8 million for the nine month periods ended September 30, 2010 and 2009, respectively.
     We have three major product categories: traditional storage, emerging storage, and electronics and accessories. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products include primarily DVDs, CDs and Blu-ray disc recordable media. Magnetic products include primarily data storage tape media. Other traditional storage products include primarily optical drives and audio and video tape media. Emerging storage products include flash memory and hard disk drive products, including USB flash drives, external hard disk drives, removable hard disk drives, flash memory cards and solid state drives. Electronics and accessories products include primarily audio electronics such as portable CD players and iPod clock radios, video electronics such as DVD and Blu-ray players, accessories such as CD and DVD jewel cases and headphones.
     Net revenue by product category was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Net Revenue
Traditional storage
Optical products	$147.3	$182.9	$457.9	$543.9
Magnetic products	83.4	93.6	257.6	297.2
Other traditional storage	14.8	17.5	47.6	56.4

Total traditional storage	245.5	294.0	763.1	897.5
Emerging storage	46.6	37.8	153.0	115.3
Electronics and accessories	50.2	69.5	146.4	185.0

Total	$342.3	$401.3	$1,062.5	$1,197.8

Note 11 — Fair Value Measurements
     At September 30, 2010 and 2009, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair value as discussed below.
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

     We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward, option contracts and option combination strategies to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration at inception from less than one to fifteen months. We do not hold or issue derivative financial instruments for speculative or trading purposes and we are not a party to leveraged derivatives.
     We are exposed to the risk of nonperformance by our counter-parties, but we do not anticipate nonperformance by any of these counter-parties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits and by using major international banks and financial institutions as counter-parties.
     As of September 30, 2010, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of currency forward, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).
     Hedge gains of $0.6 million and losses of $1.2 million were reclassified into the Condensed Consolidated Statement of Operations during the three month periods ended September 30, 2010 and 2009, respectively. Hedge gains of $1.0 million and $0.4 million were reclassified into the Condensed Consolidated Statement of Operations during the nine month periods ended September 30, 2010 and 2009, respectively. The amount of net deferred losses on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of September 30, 2010 was $1.3 million, pre-tax, which, depending on market factors, is expected to reverse in the Condensed Consolidated Balance Sheet or be reclassified into operations during the next three to six months.
     Our financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2010			December 31, 2009
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative assets
Foreign currency option contracts	$—	$—	$—	$—	$0.9	$—
Foreign currency forward contracts	—	—	—	—	0.1	—
Derivative liabilities
Foreign currency option contracts	—	(0.6)	—	—	—	—
Foreign currency forward contracts	—	(0.4)	—	—	(0.3)	—

Total	$—	$(1.0)	$—	$—	$0.7	$—

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

     The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows:

	September 30, 2010			December 31, 2009
		Fair Value			Fair Value
		Other	Other		Other	Other
	Notional	Current	Current	Notional	Current	Current
(In millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Cash flow hedges designated as hedging instruments	$42.0	$—	$(1.0)	$48.0	$0.8	$—
Other hedges not receiving hedge accounting	30.0	—	—	88.8	0.2	(0.3)

Total	$72.0	$—	$(1.0)	$136.8	$1.0	$(0.3)

     On September 30, 2010 we entered into certain fair value hedges not receiving hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of September 30, 2010, but do not have a value until the subsequent day.
     The derivative gains and losses in the Condensed Consolidated Statement of Operations were as follows:

	Pretax Gain	Pretax Gain on
	(Loss)	Effective Portion of
	Recognized in	Derivative	Pretax Loss
	Other	Reclassification from	Recognized in the
	Comprehensive	Accumulated Other	Condensed
	Income on	Comprehensive	Statement of
	Effective Portion	Income to Cost of	Operations in Other
(In millions)	of Derivative	Goods Sold, net	Expense, net
For the three months ended September 30, 2010
Cash flow hedges designated as hedging instruments	$(1.6)	$0.6	$—
Other hedges not receiving hedge accounting	—	—	(2.3)

Total	$(1.6)	$0.6	$(2.3)

For the three months ended September 30, 2009
Cash flow hedges designated as hedging instruments	$(1.0)	$(1.2)	$—
Other hedges not receiving hedge accounting	—	—	(3.8)

Total	$(1.0)	$(1.2)	$(3.8)

For the nine months ended September 30, 2010
Cash flow hedges designated as hedging instruments	$(0.8)	$1.0	$—
Other hedges not receiving hedge accounting	—	—	(3.5)

Total	$(0.8)	$1.0	$(3.5)

For the nine months ended September 30, 2009
Cash flow hedges designated as hedging instruments	$(0.4)	$(0.4)	$—
Other hedges not receiving hedge accounting	—	—	(13.3)

Total	$(0.4)	$(0.4)	$(13.3)

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

     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of September 30, 2010, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2010 would not be material to our financial position.
     As described in our Annual Report on Form 10-K for the year ending December 31, 2009, in 2007 SanDisk Corporation (“SanDisk”) filed a patent infringement action in U.S. District Court, Western District of Wisconsin against Imation and its subsidiaries and 20 other defendants, relating to flash drives and other solid state memory products. SanDisk also filed a complaint with the U.S. International Trade Commission (ITC) against the same defendants, relating to the same patents and products, seeking to block the defendants’ importation of these products into the United States. The U.S. District Court stayed the court proceeding until resolution of the ITC claim. The ITC claim was resolved in the fall of 2009, with SanDisk withdrawing its claims with respect to certain patents and the ITC ruling the remaining patents were invalid and or not infringed. The US District Court lifted the stay of its proceedings in the fall of 2009 and one of the patents in the case was withdrawn without prejudice by SanDisk. In May 2010, SanDisk filed an additional lawsuit in the U.S. District Court, Western District of Wisconsin based on seven new patents with Imation and its subsidiaries and one other company named as defendants. While Imation is generally indemnified by our suppliers against claims for patent infringement, Imation may not be indemnified for the majority of the claims remaining in these cases. Although all litigation carries risk, we continue to aggressively dispute SanDisk’s claims. Discovery is ongoing and trial of the original case is scheduled for Q1 2011. In the interim, the parties may continue to conduct settlement discussions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Imation Corp., a Delaware corporation, is a leading global technology company dedicated to helping people and organizations store, protect and connect their digital world. Our portfolio of data storage and security products, electronics and accessories reaches customers in more than 100 countries through our global distribution network. Imation Corp.’s global brand portfolio includes the Imation, Memorex, XtremeMac and TDK Life on Record brands. As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.
Factors Affecting Comparability of our Financial Results
Discontinued Operations
     The Global Data Media (GDM) joint venture was wound down in 2009, and the GDM current and historic results have been reclassified into discontinued operations.
Executive Summary
Consolidated Results of Operations for the Nine Months Ended September 30, 2010
•	Net revenue from continuing operations of $1,062.5 million for the nine months ended September 30, 2010 was down 11.3 percent compared with $1,197.8 million in the same period last year.

•	Goodwill impairment expense of $23.5 million was recorded in the second quarter of 2010.

•	Operating loss was $25.9 million for the nine months ended September 30, 2010, compared with operating loss of $66.2 million in the same period last year which included the Philips litigation settlement of $49.0 million.

•	Diluted loss per share from continuing operations was $0.54 for the nine months ended September 30, 2010, compared with diluted loss per share from continuing operations of $1.37 for the same period last year.

Cash Flow/Financial Condition for the Nine Months Ended September 30, 2010
•	Cash and cash equivalents totaled $256.8 million as of September 30, 2010, compared with $163.4 million at December 31, 2009.

•	Cash flow provided by operating activities was $102.9 million for the nine months ended September 30, 2010, compared with $24.9 million in the same period last year.
Results of Operations
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$342.3	$401.3	-14.7%	$1,062.5	$1,197.8	-11.3%
     Our worldwide revenue for the three months ended September 30, 2010 was negatively impacted by overall price erosion of nine percent and overall volume declines of seven percent, offset partially by a favorable foreign currency impact of one percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $48.5 million, including $35.6 million from optical products and $10.2 million from magnetic products, as well as $19.3 million from electronics and accessories driven in part by planned rationalization of our video products, offset partially by increases in emerging storage products of $8.8 million.
     Our worldwide revenue for the nine months ended September 30, 2010 was negatively impacted by overall price erosion of ten percent and overall volume declines of three percent, offset partially by a favorable foreign currency impact of two percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $134.4 million, including $86.0 million from optical products and $39.6 million from magnetic products, as well as $38.6 million from electronics and accessories driven in part by planned rationalization of our video products, offset partially by increases in emerging storage products of $37.7 million.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Gross profit	$55.6	$64.5	-13.8%	$175.8	$194.8	-9.8%
Gross margin	16.2%	16.1%		16.5%	16.3%
     Our gross margin as a percent of revenue remained relatively flat for the three and nine month periods ended September 30, 2010, compared with the same periods last year, due to higher gross margins on emerging storage products and electronics and accessories. Gross margins on traditional storage products were stable.
Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Selling, general and administrative	$49.3	$50.4	-2.2%	$153.9	$174.3	-11.7%
As a percent of revenue	14.4%	12.6%		14.5%	14.6%
     SG&A expense decreased for the three months ended September 30, 2010, compared with the same period last year, due to restructuring activities and cost control actions.
     SG&A expense decreased for the nine months ended September 30, 2010, compared with the same period last year, due to lower legal expenses of $11.4 million related to the Philips litigation settled in July 2009 and reduced expenses due to restructuring activities and cost control actions.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Research and development	$4.3	$4.9	-12.2%	$12.6	$14.9	-15.4%
As a percent of revenue	1.3%	1.2%		1.2%	1.2%
     R&D expense decreased for the three and nine month periods ended September 30, 2010, compared with the same periods last year, due to continued cost savings from restructuring activities and cost control actions. R&D expense as a percent of revenue for the three months ended September 30, 2010 remained relatively flat compared with the same period last year.
Goodwill impairment
     There were no goodwill impairment charges for the three months ended September 30, 2010.
     We made certain changes to our business segments effective in the second quarter of 2010. Our reporting units for goodwill are our operating segments with the exception of the Americas segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units as determined by sales channel. As a result of the segment change in the second quarter of 2010, the $23.5 million of goodwill which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. See Note 10 to the Condensed Consolidated Financial Statements for further information about the changes of our segments.
     The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on the goodwill test performed in the second quarter of 2010, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the $23.5 million of goodwill was fully impaired. See Note 4 to the Condensed Consolidated Financial Statements for further information about the goodwill impairment.
Litigation Settlement
     There were no litigation settlement charges for the three and nine month periods ended September 30, 2010.
     For the nine months ended September 30, 2009, we recorded a litigation settlement charge of $49.0 million. We entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53 million over a period of three years. As a result of the settlement, we recorded a charge in the second quarter of 2009, based on the present value of these payments, of $49.0 million.
Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Restructuring and other	$4.3	$7.5	-42.7%	$11.7	$22.8	-48.7%
As a percent of revenue	1.3%	1.9%		1.1%	1.9%
     Restructuring expense for the three and nine month periods ended September 30, 2010 was mainly related to our 2008 corporate redesign restructuring program and included severance related costs of $1.0 million and $5.9 million, respectively, and $1.3 and $1.6 million of lease termination costs, respectively. Additionally, we recorded $2.0 million of pension settlement charges for the three and nine month periods ended September 30, 2010. Other expenses for the nine months ended September 30, 2010 included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer, Mr. Russomanno, including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.

     During the three months ended September 30, 2009 we recorded severance and severance-related expense of $1.6 million for personnel reductions related to our 2008 corporate redesign restructuring program and severance and severance-related costs of $0.2 million related to our TDK recording media restructuring program which began during the third quarter of 2007. Other expense during the three months ended September 30, 2009 included $5.6 million in pension settlement charges. Restructuring and other expense for the nine months ended September 30, 2009 included severance and severance-related costs of $8.5 million and $0.2 million of other activities. Additionally, we incurred $1.0 million related to lease termination costs, $10.8 million in pension settlement charges and $2.3 million of asset impairment charges related to our Anaheim facility.
Operating (Loss) Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Operating (loss) income	$(2.3)	$1.7	NM	$(25.9)	$(66.2)	NM
As a percent of revenue	(0.7)%	0.4%		(2.4)%	(5.5)%

NM -	Not Meaningful
     Operating income decreased for the three months ended September 30, 2010, compared with the same period last year, driven by lower gross profit of $8.9 million as a result of lower revenue, partially offset by lower operating expenses of $1.7 million and lower restructuring and other expenses of $3.2 million, each as discussed above.
     Operating loss decreased for the nine months ended September 30, 2010 which included a goodwill impairment charge of $23.5 million, compared with the same period last year which included a one-time charge of $49.0 million in litigation expense. Operating loss for the nine months ended September 30, 2010, compared to the same period last year, included lower revenues resulting in lower gross profit of $19.0 million, lower operating expenses of $22.7 million, and lower restructuring and other expenses of $11.1 million, each as discussed above.
Other (Income) and Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Interest income	$(0.2)	$(0.1)	100.0%	$(0.6)	$(0.5)	20.0%
Interest expense	1.2	0.8	50.0%	3.3	1.5	120.0%
Other, net	(0.1)	1.5	-106.7%	4.9	12.2	-59.8%

Total	0.9	2.2	-59.1%	7.6	13.2	-42.4%
As a percent of revenue	0.3%	0.5%		0.7%	1.1%
     Interest expense increased for the three months ended September 30, 2010, compared to the same period last year, driven by higher fees and amortization of fees of $0.5 million related to our credit agreement amendment in third quarter 2010. Other expense decreased for the three months ended September 30, 2010, compared to the same period last year, due to increases in foreign currency gains of $1.0 million and declines in other expenses of $0.6 million.
     Interest expense increased for the nine months ended September 30, 2010, compared with the same period last year, due to increases of fees and amortization of fees related to our credit agreement of $1.5 and increased imputed interest related to our liability for the Philips litigation settlement of $0.8 million, offset partially by reduced interest on borrowings of $0.5 million. Other expense decreased for the nine months ended September 30, 2010 compared with the same period last year, due to declines in foreign currency losses of $3.6 million and bank fees of $0.3 million, offset partially by increases in other expenses of $0.6 million. Other expense for the nine months ended September 30, 2009 included a one-time charge of $4.0 million for a reserve established related to a note receivable from one of our commercial partners.

Income Tax Benefit

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Income tax benefit	$(0.9)	$(0.2)	350.0%	$(13.0)	$(28.1)	-53.7%
Effective tax rate	28.1%	40.0%		38.8%	35.4%
     The change in the effective rate of income tax benefit for the three and nine month periods ended September 30, 2010 compared with the same periods last year, was due primarily to the mix of taxable income/loss by country, as well as the tax effects associated with our goodwill impairment, restructuring and other charges and discrete items.
     Prior to 2007 we had a history of profits, excluding litigation charges and related expenses and goodwill impairments. Our profitability has declined and we recorded losses in 2008 and 2009 in the United States where $91.0 million of our deferred tax assets are recorded. If we do not achieve at least sufficient levels of pretax income in our seasonally strong fourth quarter of 2010, it is likely that we will need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which would materially impact our income tax provision, financial position and results of operations. As of both September 30, 2010 and December 31, 2009 we had valuation allowances of $22.9 million to account for uncertainties regarding the realizability of certain foreign operating loss carryforwards and state tax credit carryforwards.
Segment Results
     During the second quarter of 2010, we realigned our corporate segments and reporting structure with how the business is managed. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions. Each of these segments has responsibility for selling all of our product lines.
•	Our Americas segment includes North America, South America and the Caribbean.

•	Our Europe segment includes Europe and most of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, Egypt and the Middle East.
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
     Information related to our segments is as follows:
     Americas

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$177.5	$214.4	-17.2%	$520.4	$609.0	-14.5%
Operating income	8.9	15.0	-40.7%	27.4	36.5	-24.9%
As a percent of revenue	5.0%	7.0%		5.3%	6.0%
     The Americas segment is our largest segment comprising 51.8 percent of our revenue for the three months ended September 30, 2010. The Americas segment revenue decreased for the three months ended September 30, 2010, compared with the same period last year, due to price erosion of ten percent and overall volume declines of seven percent. From a product perspective, the decrease in revenue was driven primarily by lower revenue from electronics and accessories of $21.8 million driven in part by planned rationalization of our video products and lower revenue from optical products of $13.4 million and magnetic products of $3.3 million. Revenue decreased for the nine months ended September 30, 2010, compared with the same period last year, due to price erosion of ten percent and overall volume declines of five percent.

From a product perspective, the decrease in revenue was driven primarily by lower revenue from electronics and accessories of $44.8 million driven in part by planned rationalization of our video products, and lower revenue from optical products of $31.5 million and magnetic products of $18.8 million.
     Operating income decreased for the three and nine month periods ended September 30, 2010, compared with the same periods last year, driven mainly by lower revenue and lower gross margin percentages on optical and magnetic products, offset partially by lower SG&A.
     Europe

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$59.9	$86.2	-30.5%	$211.1	$270.2	-21.9%
Operating (loss) income	(1.5)	1.4	NM	(1.2)	3.2	137.5%
As a percent of revenue	(2.5)%	1.6%		(0.6)%	1.2%

NM -	Not Meaningful
     The Europe segment comprised 17.5 percent of our revenue for the three months ended September 30, 2010. The Europe segment revenue decreased for the three months ended September 30, 2010, compared with the same period last year, due to price erosion of 4 percent, overall volume decreases of 23 percent and unfavorable foreign currency impacts of 4 percent. From a product perspective, the decrease in revenue was driven by lower revenue from optical products of $18.7 million and magnetic products of $6.8 million. Revenue decreased for the nine months ended September 30, 2010, compared with the same period last year, due to price erosion of 5 percent and overall volume decreases of 17 percent. From a product perspective, the decrease in revenue was driven by lower revenue from optical products of $44.6 million and magnetic products of $16.3 million, offset partially by higher revenue from flash products of $5.3 million.
     Operating income decreased for the three and nine month periods ended September 30, 2010, compared with the same periods last year, driven by the lower revenue and lower gross margin percentages on magnetic and optical products, offset partially by lower SG&A costs.
     North Asia

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$72.5	$68.0	6.6%	$226.8	$219.3	3.4%
Operating income	2.1	2.0	5.0%	7.6	9.6	-20.8%
As a percent of revenue	2.9%	2.9%		3.4%	4.4%
     The North Asia segment comprised 21.2 percent of our revenue for the three months ended September 30, 2010. The North Asia segment revenue increased for the three months ended September 30, 2010, compared with the same period last year, due to overall volume increases of 13 percent and favorable foreign currency impacts of 10 percent, offset partially by price erosion of 16 percent. From a product perspective, the increase in revenue was driven primarily by higher revenue from flash products of $3.6 million. Revenue increased for the nine months ended September 30, 2010, compared with the same period last year, due to overall volume increases of 14 percent and favorable foreign currency impacts of 6 percent, offset partially by price erosion of 17 percent. From a product perspective, the increase in revenue was driven primarily by higher revenue from flash products of $7.9 million, offset partially by lower revenue from audio and video tape of $2.8 million.
     Operating income was flat for the three months ended September 30, 2010, compared with the same period last year, driven by increased revenue and higher gross margin percentages on flash products, offset by increased SG&A costs. Operating income decreased for the nine months ended September 30, 2010, compared with the same period last year, driven by increased SG&A costs.

     South Asia

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Net revenue	$32.4	$32.7	-0.9%	$104.2	$99.3	4.9%
Operating income	1.0	1.1	-9.1%	3.0	1.7	76.5%
As a percent of revenue	3.1%	3.4%		2.9%	1.7%
     The South Asia segment comprised 9.5 percent of our revenue for the three months ended September 30, 2010. The South Asia segment revenue decreased for the three months ended September 30, 2010, compared with the same period last year, due to price erosion of eight percent, offset partially by overall volume increases of three percent and favorable foreign currency impacts of four percent. From a product perspective, the decrease in revenue was driven by lower revenue from optical products of $3.1 million offset partially by higher revenue from flash products of $2.3 million. Revenue increased for the nine months ended September 30, 2010, compared with the same period last year, due to overall volume increases of three percent and favorable foreign currency impacts of eight percent, offset partially by price erosion of six percent. From a product perspective, the increase in revenue was driven by higher revenue from flash products of $12.3 million offset partially by lower revenue from optical products of $9.0 million.
     Operating income was flat for the three months ended September 30, 2010, compared with the same period last year, driven by higher gross margin percentages across all product categories, offset by increased SG&A costs. Operating income increased for the nine months ended September 30, 2010, compared with the same period last year, driven by higher gross margin percentages across all product categories, offset partially by increased SG&A costs.
Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Operating costs	$(12.8)	$(17.8)	NM	$(62.7)	$(117.2)	NM

NM -	Not Meaningful
     The corporate and unallocated operating loss includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as litigation settlement expense, goodwill impairment expense, R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense. The corporate and unallocated operating loss decreased for the three months ended September 30, 2010, compared with the same period last year, driven by lower SG&A and R&D as a result of our restructuring activities and cost control actions, as well as lower restructuring and other expense. We recorded $23.5 million of goodwill impairment expense for the nine months ended September 30, 2010 and $49.0 of litigation settlement expense for the nine months ended September 30, 2009.
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
     Changes in foreign currency translation rates for the three months ended September 30, 2010 positively impacted worldwide revenue by one percent compared with negative five percent for the same period last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
     Our cash and cash equivalents balance as of September 30, 2010 was $256.8 million, an increase of $93.4 million from $163.4 million as of December 31, 2009. The increase was attributable to reductions of receivables due to the collection of our seasonally strong fourth quarter revenues as well as significant progress within our working capital initiatives.
     Our accounts receivable balance as of September 30, 2010 was $235.4 million, a decrease of $79.5 million from $314.9 million as of December 31, 2009 due to the timing of collections of our of our seasonally strong fourth quarter revenues. Days sales outstanding was 59 days as of September 30, 2010, down 1 day from December 31, 2009. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
     Days of inventory supply was 72 days as of September 30, 2010, down 3 days from December 31, 2009. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The decrease in days of inventory supply was driven by efforts to reduce excess inventories.
     Our accounts payable balance as of September 30, 2010 was $225.4 million, an increase of $24.0 million from $201.4 million as of December 31, 2009. The increase in accounts payable was primarily due to working capital initiatives.
     Our other current liabilities balance as of September 30, 2010 was $140.6 million, a decrease of $10.2 million from $150.8 million as of December 31, 2009. The decrease was primarily due to timing of annual payments in programs associated with rebate accruals.
     In some countries, primarily Europe and Canada, the sale of recordable optical media is subject to a private copying levy, which is an extra charge on purchases of these products. Imation collects the levies upon sale, and submits payment of the levies to copyright collective non-government agencies for distribution to content providers as “fair compensation” for the harm caused to them due to private copies made by natural persons of protected works.
     For several years the amount of the levy in Europe has been in question and the subject of various litigation and law making activities, to which we are not a party. We have continued to collect the levies but are awaiting resolution before submitting some of the required payments. Depending on final outcome of the various litigation and law making activities, if some amount less than what we have collected does not need to be paid, this amount will be recorded as a reduction to our cost of good sold in the period that the resolution is determined.
Liquidity and Capital Resources
Cash Flows Provided by Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2010	2009
Net loss	$(20.7)	$(48.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31.1	32.2
Deferred income taxes	(24.1)	(12.9)
Goodwill impairment	23.5	—
Asset impairments	—	2.3
Stock-based compensation	5.1	5.6
Pension settlement	2.0	10.9
Note receivable reserve	—	4.0
Litigation settlement	—	49.0
Share-based payment modification	0.8	—
Other	2.3	1.8
Changes in operating assets and liabilities:	82.9	(19.1)

Net cash provided by operating activities	$102.9	$24.9

     Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash provided by operating activities of $102.9 million for the nine months ended September 30, 2010 was driven primarily by working capital. Cash payments included $7.8 million under our restructuring programs and $4.4 million of pension funding.

Cash provided by operating activities for the nine months ended September 30, 2009 was driven by net loss of $48.9 million as adjusted by non-cash items including the Philips litigation settlement charge of $49.0 million, cash payments of $19.4 million to TDK for a post-closing purchase price adjustment for previously unfiled European value added tax (VAT) returns, $18.2 million under our restructuring programs and $9.7 million of pension funding, offset partially by an income tax refund of $6.4 million.
Cash Flows Used in Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2010	2009
Capital expenditures	(5.7)	(9.2)
License agreement payment	(5.0)	—
Other, net	0.2	0.8

Net cash used in investing activities	$(10.5)	$(8.4)

     Cash used in investing activities for the nine months ended September 30, 2010, included $5.7 million of capital expenditures and $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems. Cash used in investing activities for the nine months ended September 30, 2009, included $9.2 million of capital expenditures of which $2.9 million related to tenant improvements associated with office space we leased out in our Oakdale, Minnesota headquarters.
Cash Flows Used in Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2010	2009
Debt issuance costs	(1.0)	(2.9)

Net cash used in financing activities	$(1.0)	$(2.9)

     Cash used in financing activities for the nine months ended September 30, 2010 was due to payments made to amend our line of credit during the third quarter of 2010. Cash used in financing activities for the nine months ended September 30, 2009 was due to payments made to obtain our line of credit during the second quarter of 2009.
     On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock, of which 2.3 million shares remain outstanding as of September 30, 2010. We did not repurchase shares during 2009 or during the nine months ended September 30, 2010.
     We maintain a credit agreement which expires on March 29, 2013. The credit agreement was most recently amended on August 3, 2010 to add Imation Europe B.V. as a borrower (European Borrower), reduce the borrowing rate 50 basis points and extend the maturity one year. While the amendment did not change the senior revolving credit facility amount of $200 million, it provides for sublimits of $150 million in the United States and $50 million in Europe.
     Our U.S. obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Credit Agreement, and the Guarantors. Advances under the U.S. portion of the Credit Facility are limited to the lesser of (a) $150,000,000 and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:
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
     Our European obligations under the Credit Agreement are secured by a first priority lien on substantially all of the material personal property of the European Borrower. Advances under the European portion of the Credit Facility are limited to the lesser of (a) $50,000,000 and (b) the “European borrowing base.” The European borrowing base calculation is fundamentally the same as the U.S. borrowing base, subject to certain differences to account for European law and other similar issues.

     As of September 30, 2010, our total availability under the credit facility was $132.4 million.
     Our remaining liquidity needs for the remaining three months of 2010 include the following: capital expenditures of up to $6 million, operating lease payments of approximately $3 million, restructuring payments of approximately $9 million, pension funding of approximately $2 million to $8 million and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
     A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no significant changes to our contractual obligations for the first nine months of 2010.
Fair Value Measurements
     See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
     A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no significant changes to these accounting policies for the first nine months of 2010.
     As discussed in Note 10 to the Condensed Consolidated Financial Statements in Part 1, Item 1 herein, in the second quarter of 2010 we realigned our corporate segments and reporting structure with how the business is managed going forward. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions.
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
     The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. In calculating fair value, we used a weighting of the valuations calculated using the income approach and a market approach. In determining the fair value of reporting units, we weighted values under the income approach 75 percent and values determined from market comparables 25 percent. The basis of this weighting was due to the income approach being tailored to the circumstances of the business, and the market approach being completed as a secondary test to ensure that the results of the income approach were reasonable and in line with comparable companies in the industry. The summation of our reporting units’ fair values was compared and reconciled to our market capitalization as of the date of our impairment test.
     In determining the fair value of the Americas-Consumer reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We used our business plans and projections as the basis for expected future cash flows. The most significant assumptions incorporated in these forecasts for the most recent goodwill impairment test included annual revenue changes with an average annual growth rate of 3 percent and with a terminal growth rate of 3.5 percent. A discount rate of 14 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit.
     Based on the goodwill test performed at June 30, 2010, we determined that the carrying amount of the reporting unit significantly exceeded its fair value. The indicated excess in carrying amount over fair value of the Americas-Consumer reporting unit and goodwill as of June 30, 2010 was as follows:

			Excess of carrying	Percentage of
		Reporting unit	amount over fair	carrying amount
(In millions)	Goodwill	carrying amount	value	over fair value
Americas-Consumer	$23.5	$336.5	$173.5	206%
     The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities is the implied fair value of the reporting unit’s goodwill. Based on this step of the impairment test, during the second quarter of 2010 we determined that the full amount of remaining goodwill, $23.5 million, was impaired.
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
     Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins; the possibility that our deferred tax assets, or other assets may become impaired; our ability to introduce new offerings in a timely manner either independently or in association with OEMs or other third parties; the market acceptance of newly introduced product and service offerings; the potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; continuing uncertainty in global and regional economic conditions; foreign currency fluctuations; the volatility of the markets in which we operate; our ability to successfully manage multiple brands globally; our ability to achieve the expected benefits from our strategic relationships and distribution agreements; the competitive pricing environment and its possible impact on profitability and inventory valuations; the ready availability and price of energy and key raw materials or critical components; our ability to meet our revenue growth and cost reduction targets; our ability to secure adequate supply of certain high demand products at acceptable prices; the rate of revenue decline for certain existing products; our ability to efficiently source, warehouse and distribute our products globally; significant changes in discount rates and other assumptions used in the valuation of our pension plans; our ability to continue realizing the benefits from our global manufacturing strategy for magnetic data storage products and the related restructuring; our ability to secure and maintain adequate shelf and display space over time at retailers which conduct semi-annual or annual line reviews; the future financial and operating performance of major customers and industries served; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and from time to time in our filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2009. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     As of September 30, 2010, we had $72 million notional amount of foreign currency forward and option contracts of which $30 million hedged recorded balance sheet exposures. This compares to $136.8 million notional amount of foreign currency forward and option contracts as of December 31, 2009, of which $88.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2010 by $6.8 million.

Item 4. Controls and Procedures.
     Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2010, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
     During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers, and resellers. Consequently, as of September 30, 2010, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur in the future with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2010 would not be material to our financial position.
     As described in our Annual Report on Form 10-K for the year ending December 31, 2009, in 2007 SanDisk Corporation (“SanDisk”) filed a patent infringement action in U.S. District Court, Western District of Wisconsin against Imation and its subsidiaries and 20 other defendants, relating to flash drives and other solid state memory products. SanDisk also filed a complaint with the U.S. International Trade Commission (ITC) against the same defendants, relating to the same patents and products, seeking to block the defendants’ importation of these products into the United States. The U.S. District Court stayed the court proceeding until resolution of the ITC claim. The ITC claim was resolved in the fall of 2009, with SanDisk withdrawing its claims with respect to certain patents and the ITC ruling the remaining patents were invalid and or not infringed. The US District Court lifted the stay of its proceedings in the fall of 2009 and one of the patents in the case was withdrawn without prejudice by SanDisk. In May 2010, SanDisk filed an additional lawsuit in the U.S. District Court, Western District of Wisconsin based on seven new patents with Imation and its subsidiaries and one other company named as defendants. While Imation is generally indemnified by our suppliers against claims for patent infringement, Imation may not be indemnified for the majority of the claims remaining in these cases. Although all litigation carries risk, we continue to aggressively dispute SanDisk’s claims. Discovery is ongoing and trial of the original case is scheduled for Q1 2011. In the interim, the parties may continue to conduct settlement discussions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable
Item 3. Defaults Upon Senior Securities.
     Not Applicable
Item 4. (Removed and Reserved)
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.
     The following documents are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 6, 2010)

10.2	Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 6, 2010)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date: November 4, 2010	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1	Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 6, 2010)

10.2	Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.2 to Imation’s Form 8- K Current Report filed on August 6, 2010)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002