Form 10-K
period 2010-12-31
IMATION CORP
filed 2011-03-02
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $9.19 as reported on the New York Stock Exchange on June 30, 2010, was $348.2 million.

The number of shares outstanding of the registrant’s common stock on February 24, 2011 was 38,819,639.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of registrant’s Proxy Statement for registrant’s 2011 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.	Business.

General

Imation Corp., a Delaware corporation, is a leading global technology company dedicated to helping people and organizations store, protect and connect their digital world. Our portfolio of data storage and security products, electronics and accessories reaches customers in more than 100 countries through a powerful global distribution network. As used herein, the terms “Imation,” “Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.

In July 1996, Imation was established as a spin-off of the businesses which comprised substantially all of the data storage and imaging systems groups of 3M Company. We subsequently divested all of the non-data storage businesses acquired from 3M Company in connection with the spin-off. These divestitures allowed us to focus on data storage media, primarily as a manufacturer of magnetic tape products under the Imation brand, sold to commercial end users through multiple distribution channels. We then expanded our business into other removable data storage media such as optical media, flash and solid state drives, and removable and external hard disk drives. In 2006, we acquired substantially all of the assets of Memorex International Inc. (Memorex), followed by the acquisition of the TDK Recording Media business (TDK Life on Record) in 2007. In 2007, we also acquired certain assets of Memcorp, Inc. and Memcorp Asia Limited (together Memcorp) used in or relating to the sourcing and sale of consumer electronic products, principally under the Memorex brand name. This acquisition established our foundation in audio and video consumer electronic products. In 2008, we expanded our presence in consumer electronic products with the Xtreme Accessories, LLC (XtremeMac) acquisition, a maker of accessories for Apple consumer electronics products.

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

Traditional Storage

Traditional storage products include optical media products, magnetic tape media products and other traditional storage media products.

Our optical media products consist of CDs, DVDs and Blu-ray recordable media. We have the leading global market share for recordable optical media. While the overall market for CDs and DVDs is declining as streaming digital, hard disk and flash media replace optical media in some applications such as music and video recording, we have increased our market share through acquisitions and by execution of our optical brand consolidation strategy. We sell high capacity Blu-ray discs which are used primarily for recording high-definition video content. Our recordable optical media products are sold through a variety of retail and commercial distribution channels and sourced from manufacturers primarily in Taiwan and India. Optical storage capacities range from 650 megabyte CD-R (recordable) and CD-RW (rewritable) optical discs to 9.4 gigabyte (GB) double-sided DVD optical discs and Blu-ray discs with 25GB to 100GB of capacity. Our optical media is sold throughout the world under brands we own or control, including Imation, Memorex and TDK Life on Record, and under a distribution agreement for the Hewlett Packard brand.

Our magnetic tape media products are used for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval and for cost-effective mass and archival storage. Major application areas for magnetic tape products include enterprise data centers, network servers, and small to medium sized businesses. Native capacity of our tape products range from less than 10GB up to 1.6 terabytes (TB) per cartridge. We enjoy a leading market share, a significant intellectual property portfolio, a solid industry reputation, and strong relationships with key original equipment manufacturers (OEMs). Many of our legacy tape formats are proprietary or semi-proprietary and have higher gross profit margins than our other products. Our magnetic tape products are sold throughout the world under various brands. We also have agreements under which we distribute certain products under other brands, including IBM and Oracle Storage Tek. We also sell data protection products, such as the DataGuard rftm Tape Tracking System and the Secure Scan system under the Imation brand. These products are designed to help large Fortune 1000 companies track and monitor the location and health of the data cartridges in their extensive libraries.

Other traditional storage products include primarily optical drives and audio and video tape media.

Emerging Storage

Emerging storage products include USB flash drives, removable hard disk drives and external hard disk drives. We source these products from manufacturers primarily in Asia and sell them through a variety of retail and commercial distribution channels around the world. USB flash drives have capacities ranging from 1GB up to 64GB and capacities continue to increase as new products are introduced. These products are sold throughout the world under our Imation, Memorex and TDK Life on Record brands. Our Defendertm collection includes flash drives and external hard drives designed to meet the most stringent security standards to protect data at rest with Federal Information Processing Standard (FIPS) validation, password and biometric authentication. The Imation RDXtm removable hard disk cartridge is a high-capacity, rugged and removable 2.5-inch hard disk drive cartridges with 160GB to 1TB capacities.

Electronics and Accessories

Our electronics and accessories consist of CD players, alarm clocks, portable boom boxes, MP3 players, Apple iPad®, iPod® and iPhone® accessories, headphones, speakers and gaming accessories sold under the Memorex, TDK Life on Record and XtremeMac brands. The portfolio continues to evolve with consumer demand and with development of our brands. We design products to meet user needs and source these products from manufacturers throughout Asia.

The table below describes our revenue by product category:

	Years Ended December 31,
	2010		2009		2008
		% of		% of		% of
	Revenue	Total	Revenue	Total	Revenue	Total
	(Dollars in millions)

Traditional storage
Optical products	$619.3	42.4%	$738.0	44.8%	$851.7	43.0%
Magnetic products	347.8	23.8%	406.0	24.6%	548.7	27.7%
Other traditional storage	62.8	4.3%	77.7	4.7%	106.2	5.4%

Total traditional storage	1,029.9	70.5%	1,221.7	74.1%	1,506.6	76.1%
Emerging storage	207.5	14.2%	165.4	10.0%	151.3	7.6%
Electronics and accessories	223.5	15.3%	262.4	15.9%	323.1	16.3%

Total	$1,460.9		$1,649.5		$1,981.0

Our Brands

The Imation brand has been at the forefront of data storage and digital technology since inception. Imation brand products include recordable CDs, DVDs and Blu-ray discs, magnetic tape media, flash products and hard disk drives. Imation brand products are sold throughout the world and target the commercial user and individual consumer.

The Memorex brand was acquired by Imation in 2006. Memorex brand products include recordable CDs, DVDs and Blu-ray discs, CD players, alarm clocks, portable boom boxes, iPod and iPhone accessories, headphones, speakers and gaming accessories. Memorex brand products are sold primarily in North America.

The rights to the TDK Life on Record brand were acquired by Imation in 2007 under an exclusive long-term license from TDK Corporation (TDK). TDK Life on Record brand products include recordable CDs, DVDs and Blu-ray discs, flash drives, tape cartridges, headphones and computer speakers which are sold to commercial customers and individual consumers. TDK Life on Record brand products are sold throughout the world.

The XtremeMac brand was acquired by Imation in 2008. XtremeMac brand products include cases, chargers and audio solutions to protect, power and play Apple iPad, iPod, iPhone and other devices. XtremeMac products are developed for Apple enthusiasts and are available worldwide.

Business Segments

Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling all of our product lines.

The Americas segment, our largest segment by revenue, includes North America, Central America and South America. The United States represents the largest current market for our products. It has a great variety and sophistication of distribution channels including value-added resellers, OEMs, retail outlets, mass merchants and on-line resellers. The countries in South America and the Caribbean represent potential growth markets with increasing penetration of Information Technology (IT) in the commercial and consumer markets.

The Europe segment includes Europe and parts of Africa. Western Europe exhibits traits similar to North America in terms of overall breadth of product offerings, high penetration of end user markets and breadth and sophistication of distribution channels. Emerging markets in Eastern Europe represent potential growth markets for our products as IT end user and consumer markets grow.

North Asia is our second largest segment by revenue, and includes Japan, China, Hong Kong, Korea and Taiwan. It has the widest diversity of languages, cultures and currencies of any of our segments. Japan is the single largest market in the segment and is similar to North America and Western Europe in terms of overall penetration of IT into the market, though its distribution channels are less developed than those of other regions.

The South Asia segment includes Australia, Singapore, India, the Middle East and parts of Africa. It also has a wide diversity of languages, cultures and currencies and is similar to North America and Western Europe in terms of overall penetration of IT into the market, though its distribution channels are less developed.

The chart below breaks out our 2010 revenue by segment:

See Note 14 to the Consolidated Financial Statements for further information regarding our business segments and geographic information.

Customers, Marketing and Distribution

Our products are sold to businesses and individual consumers. No one customer constituted 10 percent or more of our revenue in 2010, 2009 or 2008.

Our products are sold through a combination of distributors, wholesalers, value-added resellers, OEMs and retail outlets. Worldwide, approximately 52 percent of our 2010 revenue came from distributors, 45 percent came from the retail channel and 3 percent came from OEMs. We maintain a company sales force to generate sales of our products around the world.

Market and Competition

The global market for our products is highly competitive and characterized by continuing changes in technology, frequent new product introductions and performance improvements, diverse distribution channels, aggressive marketing and pricing practices and ongoing variable price erosion. Competition is based on a multitude of factors, including product design, brand strength, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, product cost, media capacity, access speed and performance, durability, reliability, scalability and compatibility.

Our primary competitors in recordable optical media include Sony, Maxell and Verbatim brands. Our primary competitors in flash media include SanDisk, Lexar, PNY and Kingston brands. Our primary competitors in magnetic tape media include Fuji, Sony and Maxell brands. Our primary competitors in external and removable hard drives are Western Digital and Seagate. While the parent companies that own these brands compete in the removable data storage media market, most generally do not report financial results for these business lines on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate we held a leading market share in optical and magnetic products with more than one-third of those markets. We estimate that we held a market share in flash and removable and external hard disk products of less than two percent.

While demand for data storage capacity is expected to grow, the removable media market size is expected to decline in terms of revenue. The magnetic tape industry has consistently addressed the growth in demand for storage capacity with new non-proprietary storage formats with higher capacity cartridges resulting in a lower cost per gigabyte and a decline in actual number of units of media shipped. In addition, these non-proprietary formats experience greater price competition than proprietary formats. The market for non-proprietary format tape continues to gain share against proprietary formats and is typically more competitive with lower gross margins than proprietary formats. These factors inhibit the overall revenue growth of the industry. In addition, lower cost disk and storage optimization strategies such as virtual tape and de-duplication remain a factor in certain sectors of the market. As a result, we expect our tape revenue and margins to continue to be under pressure as these factors contribute over time to a decline in the size of the total tape media market and a shift in the mix of total tape revenue toward lower margin open formats.

The removable flash media market is competitive with highly variable price swings driven by NAND chip manufacturing volume and capacity as well as market demand in the much larger embedded flash market. Focused and efficient sourcing and distribution, as well as diligent management of inventories, channel placement and promotional activity are critical elements for success in this market.

Consumer electronic products are sold based on a variety of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price. Our competitors in the consumer electronic products market consist of numerous manufacturers and brands. Our portion of the United States consumer electronics market share is currently less than one percent. The global consumer electronics market is a very large and highly diverse market in terms of competitors, channels and products. Our current product offerings focus on a subset of this market.

Manufacturing

We currently manufacture certain magnetic tape media formats. We contract for the manufacturing of all other products we sell and distribute from a variety of third-party providers that manufacture predominately outside the United States. We seek to differentiate our products through unique designs, product positioning, packaging, merchandising and branding.

On January 13, 2011, our Board of Directors approved a restructuring plan to discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK, a related party, to jointly develop and manufacture magnetic tape technologies. Under the agreement, we will collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, while consolidating tape coating operations to the TDK Group Yamanashi manufacturing facility.

In 2008, we ceased manufacturing operations at both the Wahpeton, North Dakota facility and the Camarillo, California facility and either ended or outsourced manufacturing activities occurring in those locations by the end of that year.

Raw Materials and Other Purchased Products

Until the assumption of manufacturing by TDK on April 1, 2011, the principal raw materials we use for the manufacture of removable data storage media products include plastic resins, polyester films, magnetic pigments, specialty chemicals and solvents. We make significant purchases of these and other materials and components for use in our manufacturing operations from domestic and foreign sources. There are two sources of supply for the base film, one of which supplies the newer, more advanced base film, and there are two sources for the metal particulate pigments on which the industry relies for use in the manufacture of higher capacity magnetic data storage cartridges. If supply was disrupted or prices significantly increase for any of these key materials, our business and the business of our competitors could be negatively impacted. We also rely on certain partners as sole suppliers for components and raw materials used in our manufacturing processes. The loss of these certain suppliers could have a material adverse impact on our business. Except as noted above, we are not overly dependent on any single supplier of raw materials.

On July 31, 2007, we acquired substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products being sold under the TDK Life on Record brand name (TDK Recording Media), from TDK, including the assets or capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media business. In conjunction with our acquisition of the TDK Recording Media business we also entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement), which allows us to purchase a limited number of LTO Tape media and Blu-ray removable recording media products and accessory products for resale under the TDK Life on Record brand name. TDK agreed to supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK Life on Record brand name during the term of the trademark license agreements. The trademark license agreements will continue unless terminated by TDK no earlier than 2032 (2017 in the case of headphones and speakers) or earlier in the event of a material breach of the Trademark License Agreement, specific change of control events or default by Imation. The Supply Agreement will continue until the later of 2012 or for so long as TDK manufactures any of the products.

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

Research, Development and Engineering

Development and timely introduction of new products are important to our future success. We maintain an advanced research facility and invest resources in researching and developing potential new products and improving existing products. We invest in research, development and capital equipment in order to remain competitive and successfully develop and source products that meet market requirements. We are also engaged both on our own and in collaboration with other organizations in certain research programs related to future generations of magnetic tape that do not yet have specific commercialized products in the market. Our research and development expense was $16.4 million, $20.4 million and $23.6 million for 2010, 2009 and 2008, respectively. In 2011, we expect additional research and development costs related to our strategic focus on data protection, storage hardware, removable hard drive systems and related software. As noted above, we signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies. Under the agreement, we will collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, while consolidating tape coating operations to the TDK Group Yamanashi manufacturing facility.

Intellectual Property

We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products. We register our patents and trademarks in the United States and in a number of other countries where we do business. United States patents are currently granted for a term of twenty years from the date a patent application is filed. United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. Pursuant to trademark license agreements between TDK and Imation and its affiliates, TDK granted Imation and its affiliates a long-term exclusive license to use the TDK Life on Record brand for current and future recordable magnetic, optical, flash media and accessory products globally. The trademark license agreements will continue unless terminated by TDK no earlier than 2032 (2017 in the case of headphones and speakers) or earlier in the event of a material breach of the Trademark License Agreement, specific change of control events or default by Imation.

During 2010, we were awarded 12 United States patents and at the end of the year held over 275 patents in the United States.

Employees

At December 31, 2010, we employed approximately 1,115 people worldwide, with approximately 515 employed in the United States and approximately 600 employed internationally.

Environmental Matters

Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2010, we had environmental-related accruals totaling $0.5 million and we had minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.

International Operations

Approximately 57 percent of our total 2010 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors and relationships with OEMs throughout Europe, Asia, Latin America and Canada. The removable data storage market is at different levels of development and penetration in different geographic regions. As a result, growth rates will typically vary by application and product category in different parts of the world. We do not own manufacturing facilities outside of the United States. See Note 14 to the Consolidated Financial Statements for further information by geographic region.

As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.

Executive Officers of the Registrant

Information regarding our executive officers as of February 25, 2011 is set forth below:

Greg J. Bosler, age 49, is Senior Vice President of Global Business Management, a position he has held since October 2010. From May 2010 to October 2010 he was Vice President, Americas, and from January 2009 to April 2010 he was Vice President, Americas Consumer. Prior to joining Imation in January 2009, he was with TTE Corporation (a global consumer electronics manufacturer) where he held the position of Executive Vice President, North America Business Center from August 2004 until February 2008. Prior to that, Mr. Bosler held a series of senior sales and general management positions at Thomson Inc., Pioneer Electronics (USA) and Duracell Inc.

James C. Ellis, age 53, is Vice President, Strategy and M&A, a position he has held since January 2008. He has been with Imation since spin-off in July 1996. Prior to assuming his current responsibilities, he had various leadership positions within Imation, including Vice President Strategic Growth Programs from April 2007 to January 2008, General Manager of Strategic Growth Programs from January 2007 to April 2007 and General Manager Global Product Strategy from January 2005 to December 2006. Prior to joining Imation, he held various business and technical positions with 3M Company.

Dr. Subodh Kulkarni, age 46, is Senior Vice President, OEM and Emerging Business, and Chief Technology Officer, a position he has held since August 2009. He has been with Imation since spin-off in July 1996. Prior to assuming his current responsibilities, he served as Vice President, Global Commercial Business, R&D and Manufacturing, from August 2007 to August 2009. He was appointed Vice President, R&D and Manufacturing in October 2006, Vice President of R&D in March 2006, Executive Director of R&D in 2004 and has held various positions leading the R&D organization.

Mark E. Lucas, age 56, is President, Chief Executive Officer and a member of our Board of Directors, positions he has held since May 2010. He was President and Chief Operating Officer from March 2009 through May 2010. Prior to joining Imation, he served as Chairman and Chief Executive Officer of Geneva Watch Group, a privately held company that is a leading designer, manufacturer and distributor of watches, pens and clocks under both its own brand and licensed brands, from November 2005 to August 2008. Prior to that role, Mr. Lucas served as President and Chief Executive Officer of Altec Lansing Technologies, a manufacturer of consumer audio equipment from June 2001 to August 2005. Mr. Lucas was a member of the Board of Directors of Imation from April 2007 to February 2009 and served as a member of the Company’s Audit and Finance Committee and Compensation Committee. Mr. Lucas resigned from the Board of Directors of Imation in connection with his appointment as President and Chief Operating Officer. Mr. Lucas’ resignation from the Board of Directors was a requirement of his employment.

Scott J. Robinson, age 44, is Vice President, Corporate Controller and Chief Accounting Officer. He was appointed Vice President in February 2010 and was appointed Corporate Controller and Chief Accounting Officer in August 2007. He joined Imation in March 2004 and held the position of Chief Accountant until August 2007. Prior to joining Imation, he was at Deluxe Corporation, where he held the position of Assistant Corporate Controller from August 2002 to March 2004 and held the position of Director of Internal Audit from June 1999 to August 2002.

John L. Sullivan, age 56, is Senior Vice President, General Counsel and Corporate Secretary, a position he has held since joining Imation in August 1998. He joined Imation from Silicon Graphics, where he was Vice President, General Counsel. Prior to joining Silicon Graphics, he held several positions with Cray Research from 1989 to 1997, including the positions of General Counsel and Corporate Secretary from 1995 to 1997. Cray Research became part of Silicon Graphics in 1996. In January 2011, we announced that Mr. Sullivan will be leaving the Company on May 31, 2011.

Paul R. Zeller, age 50, is Senior Vice President and Chief Financial Officer, a position he has held since May 2009. He was Vice President and Chief Financial Officer from August 2004 to May 2009. He has been with Imation since spin-off and held the position of Corporate Controller from May 1998 until August 2004. Prior to joining Imation, he held several accounting management positions with 3M Company.

Availability of SEC Reports

The Securities and Exchange Commission (SEC) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Imation Corp., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available free of charge through our website (www.imation.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors.

Our business faces many risks.  Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations.

We must make strategic decisions from time to time as to the products and technologies in which we invest and if we choose the wrong product or technology, our financial results could be adversely impacted.  On February 1, 2011, we announced our strategic direction as a technology company focused on growth opportunities in data storage, protection and connectivity. Growth opportunities will be achieved through corporate strategies, product strategies and investment strategies. These strategies require significant investment. If we are not successful in implementing these strategies or if we choose the wrong focus for our strategies, our financial results could be negatively impacted.

The future revenue growth of our business depends in part on the development and performance of our new products.  Historically, magnetic and optical products have provided the majority of our revenues. Demand for optical media products is decreasing due to a shift in demand to the use of other media for storing data. While demand for data capacity is expected to increase, removable magnetic media market size is expected to decrease in terms of revenue. We expect new product revenue growth to eventually offset the product revenue declines of our products in mature markets so that our total company revenue will grow. If we are not successful in growing new product revenues, our financial results could be negatively impacted.

Our results of operations include our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate and are subject to changes in tax laws and regulations, and to inspection by various tax authorities.  Changes in related interpretations and other tax guidance as well as inspections by tax authorities could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by tax authorities in multiple jurisdictions. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional issues will arise from time to time. Our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty.

Because of the rapid technology changes in our industry, we may not be able to compete if we cannot quickly develop, source, introduce and deliver differentiating and innovative products.  We operate in a highly competitive environment against competitors who are both larger and smaller than us in terms of resources and market share. Our industry is characterized by rapid technological change and new product introductions. In these highly competitive and changing markets, our success will depend, to a significant extent, on our ability to continue to develop and introduce differentiated and innovative products and services cost-effectively and on a timely basis. The success of our offerings is dependent on several factors including our differentiation from competitive offerings, timing of new product introductions, effectiveness of marketing programs and maintaining low manufacturing, sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, actions of competitors or the pace and direction of technology changes.

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

Negative or uncertain global economic conditions could result in a decrease in our sales and revenue and an increase in our operating costs, which could adversely affect our business and operating results.  Negative or uncertain global economic conditions could cause many of our direct and indirect customers to delay or reduce their purchases of our products. Further, many of our customers in OEM, distribution and retail channels rely on credit financing in order to purchase our products. Additionally, some of our suppliers pay us quarterly or annual rebates based on the amount of purchases we make from them. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, our suppliers may face challenges in obtaining credit, in selling their products or otherwise in operating their businesses. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

Negative or uncertain global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.  We extend credit and payment terms to most of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we traditionally seek to mitigate our credit risk outside the U.S. by purchasing credit insurance on certain of our accounts receivable balances; however, as a result of the recent uncertainty and volatility in global economic conditions, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails and is unable to pay us.

We may engage in business combinations that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise harm our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.  We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, collaborations, capital investments and the purchase, licensing or sale of assets. Acquisitions made entirely or partially for cash would reduce our cash reserves. We use financial assumptions and forecasts to determine the negotiated price we are willing to pay for an acquisition. If those financial assumptions and/or forecasts are not accurate, the price we pay may be too high, resulting in an inefficient use of cash and future goodwill impairment.

No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that such products will be successful after the closing and will not cannibalize sales of our existing products, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such company. Failed business combinations, or the efforts to create a business combination, can also result in litigation.

Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We may experience delays in the timing and successful integration of acquired technologies and product development, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation, subject us to an increased risk of intellectual property and other litigation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot assure that we will realize the intended benefits of any acquisition. Acquisitions may require large one-time charges and can result in contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or results of operations. If we acquire a business while our market value remains lower than our book value, which was the case as of December 31, 2010 and 2009, accounting rules may require us to expense any goodwill associated with a new acquisition.

Volatility of demand and seasonality may result in our inability to accurately forecast our product purchase requirements.  Sales of some of our products are subject to seasonality. For example, sales have typically increased in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. This seasonality makes it more difficult for us to forecast our business, especially in the volatile current global economic environment and its corresponding change in consumer confidence, which may impact typical seasonal trends. If our forecasts are inaccurate, we may lose market share due to product shortages or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons.

Our international operations subject us to economic risk as our results of operations may be adversely affected by changes in political, economic and other conditions and foreign currency fluctuations.  We conduct our business on a global basis, with 57 percent of our 2010 revenue derived from operations outside of the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. In addition, our business and financial results are affected by fluctuations in world financial markets. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

Our financial success depends upon our ability to source and deliver products to our customers at acceptable quality, volume and cost levels.  We source the manufacture of our products, including magnetic tape products. The manufacture of our magnetic tape products involves complex and precise processes requiring production in highly controlled and clean room environments. If we do not manage these processes effectively, we may significantly hurt our ability to meet our customers’ product volume and quality needs at acceptable costs. Further, existing manufacturing techniques may not achieve our volume and cost targets. In these cases, there can be no assurance that we will be able to develop new manufacturing processes and techniques to achieve these targets. We must be able to obtain quality products at a price that will allow us to sell the products at an acceptable gross margin. To the extent we cannot control costs or price erosion is greater than expected, our financial results may be negatively impacted.

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

We use a variety of raw materials, supplier-provided parts, components, sub-systems and third-party contract manufacturing services in our businesses and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products.  Our reliance on suppliers, third-party contract manufacturing and commodity markets to secure raw materials, parts and components used in our products exposes us to volatility in the prices and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers or third-party contract manufacturers, supplier capacity constraints, supplier and third-party contract manufacturer production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. No assurances can be given that acceptable cost levels will continue in the future. In addition, some critical raw materials and key components have a limited number of suppliers. If we cannot obtain those raw materials or critical components from the suppliers, we will not be able to produce certain products.

Sudden disruptions to the availability of freight lanes could have an impact on our operations.  We generally ship our products to our customers, and receive shipments from our suppliers, via air or ocean freight. The sudden unavailability or disruption of cargo operations or freight lanes, such as due to labor difficulties or disputes, severe weather patterns or other natural disasters, or political instability, terrorism or civil unrest, could impact our operating results by impairing our ability to timely and efficiently deliver our products.

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

Additionally, our electronic products segment is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from the U.S. consumer electronics industry.

If our long-lived assets or any goodwill that we acquire become impaired, it may adversely affect our operating results.  Negative or uncertain global economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or any acquired goodwill may be impaired. If we are required to record a significant charge to earnings in our Consolidated Financial Statements because an impairment of our long-lived assets or any acquired goodwill is determined, our results of operations will be adversely affected.

Significant litigation matters could result in large costs.  We are subject to various pending or threatened legal actions in the ordinary course of our business, especially regarding patents related to our consumer electronics products. We are generally indemnified by our suppliers; litigation, however, is always subject to many uncertainties and outcomes that are not predictable. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation.

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

The market price of our common stock is volatile.  The market price of our common stock has been, and may continue to be, volatile. Factors such as the following may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the consumer electronics and data storage industries;

•	contraction in our operating results or growth rates;

•	changes in financial estimates by securities analysts relating specifically to us or the industries in which we participate in general; and

•	macroeconomic conditions that affect the market generally.

In addition, general economic conditions may cause the stock market to experience extreme price and volume fluctuations from time to time that particularly affect the stock prices of many high technology companies. These fluctuations often appear to be unrelated to the operating performance of the companies.

If we are unable to attract and retain employees and key talent our business and financial results may be materially impacted.  We operate in a highly competitive market for employees with specialized skill, experience and industry knowledge. We plan to add employees as part of our strategy to invest in technology, expand sales and marketing, improve decision making tools in IT and international expansion focused on China. No assurance can be given that we will be able to attract and retain employees and key talent.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our worldwide headquarters is located in Oakdale, Minnesota, in the United States of America. Our principal facilities, and the functions at such facilities, are listed below for each reporting segment. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs.

Facility	Function

Americas
Oakdale, Minnesota (owned)	Sales/Administrative/Laboratory facility/Corporate headquarters
Southaven, Mississippi (leased)	Distribution Center
Weatherford, Oklahoma (owned)	Magnetic tape manufacturing
Europe
Hoofddorp, Netherlands (leased)	Sales/Administrative/European regional headquarters
Neuss, Germany (leased)	Sales/Administrative/Distribution Center
North Asia
Tokyo, Japan (leased)	Sales/Administrative/North Asia regional headquarters
South Asia
Kings Park, Australia (leased)	Sales/Administrative/Distribution Center
Singapore (leased)	South Asia regional headquarters

Item 3.	Legal Proceedings.

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

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of December 31, 2010, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2010 would not be material to our Consolidated Financial Statements.

In 2007 SanDisk Corporation (SanDisk) filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries and 20 other defendants, relating to flash drives and other solid state memory products, seeking damages for prior sales and an injunction and/or royalties on future sales. SanDisk also filed a complaint with the U.S. International Trade Commission (ITC) against the same defendants, relating to the same patents and products, seeking to block the defendants’ importation of these products into the United States. The U.S. District Court stayed the court proceeding until resolution of the ITC claim. The ITC claim was resolved in the fall of 2009, with SanDisk withdrawing its claims with respect to certain patents and the ITC ruling that the remaining patents were invalid and or not infringed. The U.S. District Court lifted the stay of its proceedings in the fall of 2009 and one of the patents in the case was withdrawn without prejudice by SanDisk. On May 4, 2010, SanDisk filed an additional patent infringement lawsuit in the U.S. District Court, Western District of Wisconsin, based on seven new patents against Imation and its subsidiaries and one other company named as defendants seeking an injunction and damages.

On January 11, 2011, we signed a patent cross-license agreement with SanDisk to settle the two patent cases filed by SanDisk in Federal District Court against our flash memory products, including USB drives and solid state disk (SSD) drives. Under the terms of the cross-license, we will pay SanDisk royalties on certain flash memory products that were previously not licensed. The specific terms of the cross-license are confidential. The cross-license agreement requires us to make a one time payment of $2.6 million. The one time payment was recognized in the fourth quarter of 2010 and recorded as litigation settlement expense in the Consolidated Statements of Operations.

On June 19, 2009, Advanced Research Corp. (ARC) sued Imation for breach of contract relating to a supply agreement under which we purchase our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. ARC is alleging that we misrepresented the volumes of heads that we would require, and that ARC invested in a new facility in reliance on our forecasts. ARC has claimed damages in excess of $27.2 million and we have filed counterclaims against ARC for its failure to comply with the supply agreement and other agreements, claiming damages in excess of $8.5 million. In March, 2010, both Imation and ARC filed motions for partial summary judgment, which motions were denied by the court on July 6, 2010. On July 27, 2010, the court granted ARC’s motion to amend its complaint to add a claim for trade secret misappropriation. On December 20, 2010, the court provided Imation ten weeks to conduct additional discovery relating to ARC’s new claim. A trial date has been set for October 2011. Imation believes ARC’s claims are without merit.

See Note 15 to the Consolidated Financial Statements for further information.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) — (b)

As of February 24, 2011, there were 38,819,639 shares of our common stock, $0.01 par value (common stock), outstanding and held by 21,785 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IMN.” No dividends were declared or paid during 2010 or 2009.

The following table sets forth, for the periods indicated, the high and low sales prices of common stock as reported on the New York Stock Exchange.

	2010 Sales Prices		2009 Sales Prices
	High	Low	High	Low

First quarter	$11.81	$8.46	$14.44	$6.94
Second quarter	$12.59	$8.56	$11.14	$7.19
Third quarter	$10.72	$8.41	$10.17	$7.34
Fourth quarter	$11.12	$9.14	$10.30	$7.95

(c) Issuer Purchases of Equity Securities

No shares were repurchased by the Company during the fourth quarter of 2010.

Stock Performance Graph

The graph and table below compare the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and ArcaEx Tech 100 Index, formerly known as the Pacific Stock Exchange High Technology Index, over the same period. The graph and table assume the investment of $100 on December 31, 2005 in each of our common stock, the S&P MidCap 400 Index and the ArcaEx Tech 100 Index and reinvestment of all dividends.

(Total Return Index)	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Imation Corp.	$100.00	101.38	46.29	30.29	19.46	23.01
S&P Midcap 400 Index	$100.00	108.99	116.28	72.93	98.46	122.93
ArcaEx Tech 100 Index	$100.00	104.68	112.27	72.99	104.43	129.70

The stock performance graph shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or the Exchange Act.

Item 6.	Selected Financial Data.*

	2010		2009		2008		2007		2006
	(Dollars in millions, except per share data)

Statement of Operations Data:
Net revenue	$1,460.9		$1,649.5		$1,981.0		$1,895.8		$1,373.0
Gross profit	226.4		264.0		338.8		345.8		327.4
Selling, general and administrative	202.5		229.7		287.6		218.9		170.0
Research and development	16.4		20.4		23.6		38.2		50.0
Litigation settlement	2.6		49.0		—		—		—
Goodwill impairment	23.5		—		32.4		94.1		—
Restructuring and other	51.1		26.6		28.9		33.3		11.9
Operating (loss) income	(69.7)		(61.7)		(33.7)		(38.7)		95.5
(Loss) income from continuing operations	(158.3)		(44.0)		(37.8)		(56.4)		62.0
Net (loss) income	(158.5)		(42.2)		(33.3)		(50.4)		76.4
(Loss) earnings per common share from continuing operations:
Basic	(4.19)		(1.17)		(1.01)		(1.52)		1.79
Diluted	(4.19)		(1.17)		(1.01)		(1.52)		1.76
Net (loss) earnings per common share:
Basic	(4.19)		(1.13)		(0.89)		(1.36)		2.21
Diluted	(4.19)		(1.13)		(0.89)		(1.36)		2.17
Balance Sheet Data:
Cash and cash equivalents	$304.9		$163.4		$96.6		$135.5		$252.5
Accounts receivable, net	258.8		314.9		378.3		507.1		308.1
Inventories	203.3		235.7		363.2		366.1		258.0
Property, plant and equipment, net	66.9		109.8		122.4		171.5		178.0
Intangible assets, net	320.4		337.3		357.0		371.0		230.2
Total assets	1,251.0		1,393.8		1,540.0		1,751.0		1,382.9
Accounts payable	219.2		201.4		296.1		350.1		227.3
Long-term debt	—		—		—		21.3		—
Total liabilities	469.3		466.6		595.4		697.2		436.6
Total shareholders’ equity	781.7		927.2		944.6		1,053.8		946.3
Other Information:
Current ratio	2.1		2.4		2.0		1.8		2.2
Days sales outstanding(1)	57		60		63		64		56
Days of inventory supply(1)	69		75		112		94		90
Return on average assets(2)	(11.8	) %	(3.1	) %	(2.4	) %	(3.6	) %	4.8%
Return on average equity(2)	(18.0	) %	(4.8	) %	(3.7	) %	(5.4	) %	6.8%
Dividends per common share	$—		$—		$0.56		$0.62		$0.54
Capital expenditures	$8.3		$11.0		$13.6		$14.5		$16.0
Number of employees	1,115		1,210		1,570		2,250		2,070

*	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the financial information presented in this table. The acquisitions of Xtreme Accessories, LLC on June 30, 2008, TDK Recording Media on July 31, 2007, Memcorp, Inc. on July 9, 2007, and Memorex International Inc. on April 28, 2006 may affect the comparability of financial information in this table. See Note 4 in the Consolidated Financial Statements for further information.

(1)	These operational measures, which we regularly use, are provided to assist in the investor’s further understanding of our operations. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that are reflected in the net accounts receivable balance. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.

(2)	Return percentages are calculated using (loss) income from continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to be read in conjunction with Item 1. Business, the Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading global technology company dedicated to helping people and organizations store, protect and connect their digital world. Our portfolio of data storage and security products, electronics and accessories reaches customers in more than 100 countries through a powerful global distribution network. We seek to differentiate our products through unique designs, product positioning, packaging, merchandising and branding.

Strategy

Our vision, as a technology company focusing on targeted applications, will leverage our deep data storage core while addressing opportunities for growth in emerging storage, electronics and accessories.

•	Financial Goals. In the near-term, we do not expect revenues to rise in 2011 due to declines in traditional storage products and our intent to rationalize low-margin products. We also expect that earnings, excluding charges, will decline in 2011 partially due to organic investments needed to drive long-term growth. However, we will continue our focus on cash and continued margin improvement in 2011. Looking forward, our mid-term financial goals include double-digit earnings growth in 2012 and a return to top-line growth by the end of 2012. Longer term, we have a return on invested capital (ROIC) target of 10 percent or more, operating income profitability target of 4 to 5 percent, and an expectation of product gross margins moving toward 20 percent.

•	Corporate Strategies. We intend to use a disciplined, end-to-end product life cycle management process designed to deliver products with higher gross margins while phasing out low-margin businesses. In 2011, this process is expected to drive new product launches with at least 20 percent gross margin as an entry target. We also plan to invest in four core product technology areas: secure storage, scalable storage, wireless/connectivity and magnetic tape. These investments will include organic research activities already underway, with an increase of more than 30 percent in research, development, and engineering (RD&E) resources expected in 2011. We also anticipate investments through small to medium acquisitions each in the range of several million dollars up to $50 million.

•	Product Strategies. In our traditional storage products, which include magnetic tape media and optical media, our strategy is to optimize profitability, returns and cash in a declining market. In emerging storage, including flash and removable hard disk drives, we plan to invest in higher growth and margin opportunities, such as our award-winning Defendertm line of secure removable storage products and scalable storage offerings for small to medium size businesses, including removable hard disk systems such as RDX. In electronics and accessories, our strategy is to launch differentiated, higher margin products such as the new XtremeMac and TDK Life on Record premium audio lines. Lastly, our strategy includes rationalizing low-margin businesses across product categories.

•	Investment Strategies. In 2011, we expect incremental organic investment of $15 million, focused on technology; expanded sales and marketing coverage for the value-added reseller and OEM channels; improved decision-support tools in IT; and international expansion, focused on China. We also intend to grow through acquisitions focused on data protection, storage hardware, removable hard drive systems, and related software, with the potential for several small to medium acquisitions during 2011.

Factors Affecting Comparability of our Financial Results

Discontinued Operations

As a result of the wind down of our Global Data Media (GDM) business joint venture during 2009 it was determined that the GDM operations and cash flows would be eliminated from our ongoing operations and that we would not have any significant continuing involvement in the operations of GDM after the exit from the joint venture. As a result, these operations are presented in our Consolidated Financial Statements as discontinued operations for all periods presented. GDM was a joint venture created to market optical media products with Moser Baer India Ltd. (MBI). Since the inception of the joint venture in 2003, we held a 51 percent ownership in the business. As the controlling shareholder, we have historically consolidated the results of the joint venture in our financial statements. GDM was included partially in the Americas and Europe segments. Operating results of the GDM business joint venture are included as discontinued operations for the current period and all prior periods presented in the Consolidated Statements of Operations. See Note 4 to the Consolidated Financial Statements for further information.

Executive Summary

2010 Consolidated Results of Operations

•	Revenue of $1,460.9 million in 2010 was down 11.4 percent compared with revenue of $1,649.5 million in 2009 due primarily to lower demand for our traditional storage products and the continuing soft economy.

•	Gross margin of 15.5 percent in 2010 was down from 16.0 percent in 2009, due to inventory write-offs of $14.2 million which were part of our 2011 manufacturing redesign restructuring plan announced January 18, 2011.

•	Selling, general and administrative expense was $202.5 million in 2010, down $27.2 million, compared with $229.7 million in 2009.

•	Research and development expense was $16.4 million in 2010, down $4.0 million, compared with $20.4 million in 2009.

•	We recorded a non-cash goodwill impairment charge of $23.5 million in 2010. There were no goodwill impairment charges in 2009.

•	Restructuring and other expense was $51.1 million in 2010, an increase of $24.5 million, compared with $26.6 million in 2009, primarily related to the restructuring programs announced in January 2011.

•	Other expense was $6.7 million in 2010, down $8.3 million, compared with $15.0 million in 2009.

•	The income tax provision was $81.9 million in 2010, compared with an income tax benefit of $32.7 million in 2009, an increase of $114.6 million. This change was primarily due to the establishment of a $105.6 million valuation allowance on our U.S. deferred tax assets. Other items that had an impact on the 2010 income tax provision included a change in the state tax effective rate, reserves for uncertain tax positions, foreign earnings subject to U.S. taxation, and changes in the mix of income by jurisdiction.

•	Operating loss was $69.7 million in 2010, compared with $61.7 million in 2009.

2010 Cash Flow/Financial Condition

•	Cash and cash equivalents totaled $304.9 million as of December 31, 2010 compared with $163.4 million as of December 31, 2009.

•	Cash flow provided by operating activities was $151.4 million for 2010 compared with $67.5 million for 2009.

Results of Operations

Net Revenue

				Percent Change
	Years Ended December 31,			2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
	(In millions)

Net revenue	$1,460.9	$1,649.5	$1,981.0	−11.4%	−16.7%

Our worldwide 2010 revenue decline, compared with 2009, was driven by price erosion of ten percent and volume declines of three percent, offset partially by a favorable foreign currency impact of one percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $191.8 million, including $118.7 million from optical products and $58.2 million from magnetic products, as well as $38.9 million from electronics and accessories driven in part by planned rationalization of our video products, offset partially by increases in emerging storage products of $42.1 million.

Our worldwide 2009 revenue decline, compared with 2008, was driven by price erosion of ten percent, volume declines of five percent and an unfavorable foreign currency translation of two percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $284.9 million, including $113.7 million from optical products and $142.7 million from magnetic products, as well as $60.7 million from electronics and accessories, offset partially by increases in emerging storage products of $14.1 million.

Gross Profit

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Gross profit	$226.4	$264.0	$338.8	−14.2%	−22.1%
Gross margin	15.5%	16.0%	17.1%

Our gross profit declined in 2010, compared with 2009, due primarily to lower revenues for traditional storage products and inventory write-offs of $14.2 million which were part of our 2011 manufacturing redesign restructuring plan, offset partially by gross profit increases in emerging storage products of $9.5 million and electronics and accessories of $4.2 million.

Our gross margin decreased in 2009, compared with 2008, primarily driven by lower revenues and lower margins in traditional storage products.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Selling, general and administrative	$202.5	$229.7	$287.6	−11.8%	−20.1%
As a percent of revenue	13.9%	13.9%	14.5%

Our 2010 decrease in SG&A expense, compared with 2009, was due to lower legal expenses of $10.5 million related to the Philips litigation settled in July 2009 and cost control actions. As a percentage of revenue, our SG&A remained flat compared with 2009. During 2011 we plan to invest in IT decision making tools, expand sales and marketing coverage for the value added reseller and OEM channels and expand our international operations particularly in China. These investments will increase our SG&A expense annually.

Our 2009 decrease in SG&A expense, compared with 2008, was due primarily to ongoing restructuring and cost control actions along with reduced litigation expense due to the Philips litigation settlement.

Research and Development (R&D)

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Research and development	$16.4	$20.4	$23.6	−19.6%	−13.6%
As a percent of revenue	1.1%	1.2%	1.2%

The decrease in our 2010 and 2009 R&D expense was due to continued cost savings from restructuring activities and cost control actions. R&D expense as a percent of revenue remained relatively flat compared with 2009 and 2008. During 2011 we plan to invest in additional R&D activities in four core product technology areas: secure storage, scalable storage, wireless/connectivity and magnetic tape. These investments will result in an increase of more than 30 percent in R&D annually.

Litigation Settlement

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Litigation settlement	$2.6	$49.0	$—

A charge of $2.6 million was recognized in the fourth quarter of 2010 and is included in litigation settlement expense. On January 11, 2011, we signed a patent cross-license agreement with SanDisk to settle the two patent cases filed by SanDisk in Federal District Court against our flash memory products, including USB drives and solid state disk (SSD) drives. Under the terms of the cross-license, we will pay SanDisk royalties on certain flash memory products that were previously not licensed. The specific terms of the cross-license are confidential. The cross-license agreement requires us to make a one time payment of $2.6 million. The one time payment was recognized in the fourth quarter of 2010 and recorded as litigation settlement expense in the Consolidated Statements of Operations. See Note 15 in the Consolidated Financial Statements for further information about this litigation settlement.

A litigation settlement charge of $49.0 million was recorded in 2009. We entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53.0 million over a period of three years. Based on the present value of these settlement payments, we recorded a charge of $49.0 million in the second quarter of 2009. We made payments of $8.2 million and $20.0 million in 2010 and 2009, respectively. Interest accretion of $1.5 million and $0.8 million was recorded in 2010 and 2009, respectively. The interest accretion is included in the interest expense on our Consolidated Statements of Operations.

Goodwill Impairment

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Goodwill impairment	$23.5	$—	$32.4

We made certain changes to our business segments effective in the second quarter of 2010. Our reporting units for goodwill are our operating segments with the exception of the Americas segment which is further divided between the Americas-Consumer and Americas-Commercial reporting units as determined by sales channel. As a result of the segment change in the second quarter of 2010, the $23.5 million of goodwill which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. See Note 14 to the Consolidated Financial Statements for further information about the changes of our segments. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized.

Based on the goodwill test performed in the second quarter of 2010, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the $23.5 million of goodwill was fully impaired. See Note 6 to the Consolidated Financial Statements for further information about the goodwill impairment.

During the fourth quarter of 2008, in connection with our annual goodwill impairment test, impairments were identified and recorded in an aggregate amount of $32.4 million related to the Americas-Commercial, Asia Pacific and Electronic Products reporting units. We also recorded $2.3 million of goodwill impairments during the fourth quarter of 2008 related to the Americas-Commercial reporting unit included in discontinued operations in our Consolidated Statements of Operations. During the fourth quarter of 2008, the continuing and accelerating deterioration of general economic conditions contributed to shortfalls in our anticipated fourth quarter 2008 operating profitability and resulted in lower expectations for growth and profitability in future periods. In addition, we experienced a decline in our stock price reflecting a further reduction in a market participant’s view of fair value of our underlying reporting units.

See Notes 2 and 6 to the Consolidated Financial Statements as well as Critical Accounting Policies and Estimates for further background and information on goodwill impairment.

Restructuring and Other

The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Restructuring
Severance and severance related	$13.0	$11.2	$15.7
Lease termination costs	1.7	0.7	4.8

Total restructuring	14.7	11.9	20.5
Pension settlement/curtailment	2.8	11.7	5.7
Asset impairments	31.2	2.7	5.0
TDK post-closing purchase price adjustment	—	—	(2.3)
Other	2.4	0.3	—

Total	$51.1	$26.6	$28.9

2011 Manufacturing Redesign Restructuring Program

On January 13, 2011, the Board of Directors approved a 2011 manufacturing redesign restructuring program of up to $55 million to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies. Under the agreement, we will collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, while consolidating tape coating operations to the TDK Group Yamanashi manufacturing facility.

During 2010 we recorded severance and related expenses of $3.2 million and non-cash asset impairment charges of $31.2 million, primarily related to the Weatherford facility. We also recorded non-cash inventory write-offs of $14.2 million related to this program, which is included in cost of goods sold on our Consolidated Statements of Operations. Approximately $2 million of other costs will be recorded in 2011 as incurred.

2011 Corporate Strategy Restructuring Program

On January 31, 2011, the Board of Directors approved the 2011 corporate strategy restructuring program to rationalize certain product lines and increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program include charges associated with certain benefit plans, improvements to our global sourcing and distribution network and costs associated with both further rationalization of our product lines as well as evolving skill sets to align with our new strategy.

During 2010 we recorded severance and related expenses of $3.4 million and pension curtailment charge of $0.3 million related to this program. In the future, we expect to incur severance and related expenses of approximately $11 million, charges associated with certain benefit plans of approximately $11 million, lease termination expenses of approximately $5 million, and other charges of approximately $5 million related to this program. The restructuring related to this program is expected to be substantially complete during 2012.

2008 Corporate Redesign Restructuring Program

During 2010, we recorded $6.4 million of severance and related expenses and $1.7 million of lease termination costs related to our 2008 corporate redesign restructuring program. This program was initiated during the fourth quarter of 2008 and aligned our cost structure by reducing SG&A expenses. We reduced costs by rationalizing key accounts and products and by simplifying our corporate structure globally. The program was substantially complete as of December 31, 2010.

During 2009, we recorded $11.2 million of severance and related expenses and $0.1 million of lease termination costs related to this program.

During 2008, we recorded $4.9 million of severance and related expenses and $0.5 million of lease termination costs related to this program.

Prior Programs Substantially Complete

During 2009, we recorded $0.9 million of lease termination costs related to our 2008 cost reduction restructuring program. This program began in the third quarter of 2008 when our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. In order to partially mitigate projected declines in tape gross profits in future years, we ended manufacturing at our Camarillo plant and exited the facility during 2008. The 2008 cost reduction restructuring program also included our decision to consolidate the Cerritos, California business operations into Oakdale, Minnesota. During 2009, we consolidated the previous Cerritos activities into a single headquarters location in order to achieve better focus, gain efficiencies across brands and channels and reduce cost. We recorded $0.3 million of income through the reversal of lease termination accruals related to previously announced programs.

During 2008, we recorded $5.2 million of severance and related expenses and lease termination costs of $0.2 million, related to our 2008 cost reduction restructuring program. We recorded $5.3 million for severance and related expenses under our TDK Recording Media and 2007 cost reduction restructuring programs, which began in 2007. We also recorded $1.8 million of lease termination costs related to these programs. During 2008 we recorded $0.3 million of severance and related expenses and $2.3 million of lease termination costs related to other programs which are substantially complete.

Other

We recorded pension settlement and curtailment losses of $2.8 million, $11.7 million and $5.7 million in 2010, 2009 and 2008, respectively, within restructuring and other expense in the Consolidated Statements of Operations, mainly as a result of the downsizing associated with our restructuring activities. See Note 9 to the Consolidated Financial Statements for further information regarding pension settlements and curtailments.

We incurred net asset impairment charges of $31.2 million (as noted above), $2.7 million and $5.0 million in 2010, 2009 and 2008, respectively, related mainly to the abandonment of certain manufacturing and R&D assets as a result of our restructuring activities.

During 2010, other expenses of $2.4 million included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer, Mr. Frank Russomanno, including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.

We recorded a $2.3 million TDK post-closing purchase price adjustment in 2008 associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK. See Note 4 to the Consolidated Financial Statements for further information.

See Note 7 to the Consolidated Financial Statements for further information regarding our various restructuring programs and other expenses.

Operating Loss

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Operating loss	$(69.7)	$(61.7)	$(33.7)	13.0%	83.1%
As a percent of revenue	−4.8%	−3.7%	−1.7%

Our operating loss increased in 2010, compared with 2009, due to lower revenues resulting in lower gross profit of $37.6 million offset by lower operating expenses of $27.2 million and litigation settlement expenses of $46.4 million. The 2010 operating loss was significantly impacted by restructuring and other expenses of $51.1 million, a charge for goodwill impairment of $23.5 million, asset impairment of $31.2 million and inventory write-offs of $14.2 million as well as a litigation settlement charge of $2.6 million.

Our 2009 operating loss was significantly impacted by the Philips litigation settlement charge of $49.0 million and restructuring and other charges of $26.6 million.

Our 2008 operating loss was significantly impacted by goodwill impairment charges of $32.4 million and restructuring and other charges of $28.9 million.

Other Expense

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Interest income	$(0.8)	$(0.7)	$(3.8)	14.3%	−81.6%
Interest expense	4.2	2.9	1.5	44.8%	93.3%
Other expense, net	3.3	12.8	10.3	−74.2%	24.3%

Other expense	$6.7	$15.0	$8.0	−55.3%	87.5%
As a percent of revenue	0.5%	0.9%	0.4%

Our interest income remained relatively constant in 2010, compared with 2009, primarily due to higher average cash balances during the year, offset by reduced interest rates year-over-year. Our interest expense increased in 2010, compared with 2009, due to increased amortization of capitalized fees related to securing our credit facility of $1.1 million and increased imputed interest related to our liability for the Philips litigation settlement of $0.7 million, offset partially by reduced interest on borrowings of $0.5 million. Our other expense net decreased in 2010, compared with 2009, due to declines in foreign currency losses of $4.5 million and a $3.0 million reserve for a note receivable from one of our commercial partners recorded in 2009, offset partially by a recovery of $2.0 million in 2010.

Our interest income decreased in 2009, compared with 2008, primarily due to lower average cash balances for the first three quarters of the year and lower interest rates year-over-year. Our interest expense increased in 2009, compared with 2008, primarily due to accretion of expense related to the Philips litigation settlement obligation and amortization of capitalized fees related to securing our credit facility. Our other expense, net consisting predominately of gains and losses on foreign currency transactions, increased in 2009 compared with 2008 primarily due to a $3.0 million reserve for a note receivable offset partially by a $1.5 million decrease in foreign currency losses.

Income Tax Provision (Benefit)

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Income tax provision (benefit)	$81.9	$(32.7)	$(3.9)
Effective tax rate	NM	42.6%	9.4%

NM - Not meaningful

The change in our effective rate for 2010, as compared to 2009, was primarily due to the establishment of a valuation allowance on our U.S. deferred tax assets. During the fourth quarter of 2010, we recognized significant restructuring charges related to our U.S. operations. Due to these charges and cumulative losses incurred in recent years, we were no longer able to conclude that it was more-likely-than-not that our U.S. deferred tax assets would be fully realized. Therefore, during 2010, we recorded a charge to establish a valuation allowance of $105.6 million related to our U.S. deferred tax assets. The valuation allowance charge is included in income tax provision on our Consolidated Statement of Operations.

Other items that had an impact on the 2010 effective tax rate included a change in the state tax effective rate, reserves for uncertain tax positions, foreign earnings subject to U.S. taxation, and changes in the mix of income by jurisdiction. See Note 10 to the Consolidated Financial Statements for further information.

The uncharacteristically low effective tax rate in 2008 was due to permanent differences for tax purposes including a non-cash goodwill impairment charge and the payment of dividends treated as a return of capital. There was no such activity in 2009 and, as a result, the effective tax rate is much closer to the statutory rate. Other items that have an impact on the 2009 effective tax rate include an increase in the state tax effective rate, additional reserves for uncertain tax positions and the change in proportion of income by jurisdiction.

As of December 31, 2010 and 2009 we had valuation allowances of $127.4 million and $22.9 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain U.S. and foreign operating loss carryforwards, certain U.S. deferred tax deductions, and certain tax credit carryforwards.

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

•	Our Americas segment includes North America, Central America and South America.

•	Our Europe segment includes Europe and parts of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, the Middle East and parts of Africa.

We revised the segment information for the prior year within this Form 10-K to conform to the new presentation. We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments.

Information related to our segments is as follows:

Americas

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Net revenue	$712.9	$834.2	$1,002.9	−14.5%	−16.8%
Operating income	36.8	48.3	58.1	−23.8%	−16.9%
As a percent of revenue	5.2%	5.8%	5.8%

The Americas segment was our largest segment comprising 48.8 percent, 50.6 percent and 50.6 percent of our total consolidated revenue in 2010, 2009 and 2008, respectively. The Americas segment revenue decreased in 2010, compared with 2009, due to price declines of nine percent and volume declines of six percent. From a product perspective, we experienced lower revenues from traditional storage products of $82.2 million and electronics and accessories of $48.8 million, offset partially by increases in emerging storage products of $8.8 million. Operating income decreased in 2010, compared with 2009, driven primarily by lower gross profits from traditional storage products, offset partially by higher gross margins on emerging storage products. Operating income as a percentage of revenue decreased in 2010, compared with 2009, driven primarily by lower revenue and lower gross margin percentages on traditional storage products, offset partially by lower SG&A.

The Americas segment revenue decreased in 2009, compared with 2008, due to price declines of 11 percent and volume declines of 6 percent. From a product perspective, we experienced revenue declines across all product categories. Operating income decreased in 2009, compared with 2008, driven primarily by lower gross profits in traditional storage products, specifically magnetic products. Operating income decreased in 2009, compared with 2008, due primarily to declining revenues and gross margins in traditional storage products, offset partially by lower SG&A expense.

Europe

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Net revenue	$289.8	$370.5	$503.1	−21.8%	−26.4%
Operating (loss) income	(0.6)	2.4	16.1	NM	−85.1%
As a percent of revenue	−0.2%	0.6%	3.2%

NM - Not meaningful

The Europe segment revenue comprised 19.8 percent, 22.5 percent and 25.4 percent of our total consolidated revenue in 2010, 2009 and 2008, respectively. The Europe segment revenue decreased in 2010 compared with 2009, due to price declines of 5 percent, volume declines of 15 percent and unfavorable foreign currency impacts of 2 percent. From a product perspective, we experienced lower revenues from traditional storage products of $90.2 million, offset partially by increases in emerging storage products of $8.0 million. Operating income decreased in 2010, compared with 2009, driven by the lower revenue on traditional storage products, offset partially by lower SG&A costs.

The Europe segment revenue decreased in 2009 compared with 2008, due to price declines of 6 percent, volume declines of 15 percent and unfavorable foreign currency impacts of 6 percent. From a product perspective, we experienced declines in all products except emerging storage products. Operating income decreased in 2009, compared with 2008, driven primarily by lower revenues and by lower gross profits in traditional storage products, offset partially by lower SG&A expense.

North Asia

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Net revenue	$315.2	$306.9	$308.9	2.7%	−0.6%
Operating income	14.9	15.3	16.7	−2.6%	−8.4%
As a percent of revenue	4.7%	5.0%	5.4%

The North Asia segment revenue comprised 21.6 percent, 18.6 percent and 15.6 percent of our total consolidated revenue in 2010, 2009 and 2008, respectively. The North Asia segment revenue increased in 2010, compared with 2009, due to overall volume increases of 15 percent and favorable foreign currency impacts of 6 percent, offset partially by price erosion of 18 percent. From a product perspective, we experienced higher revenues from emerging storage products of $10.6 million and electronics and accessories of $3.3 million, offset partially by decreases in traditional storage products of $5.5 million. Operating income declined in 2010, compared with 2009, driven by slightly lower margins in traditional storage products.

The North Asia segment revenue decreased in 2009, compared with 2008, due to price declines of 19 percent, offset by volume increases of 16 percent and favorable foreign currency impacts of 2 percent. From a product perspective, we experienced revenue declines in traditional storage products of $17.7 million, offset by increases in emerging storage products of $15.7 million. Operating income as a percentage of revenue declined in 2009, compared with 2008, primarily due to lower gross profits in traditional storage products, offset partially by lower SG&A expense.

South Asia

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Net revenue	$143.0	$137.9	$166.1	3.7%	−17.0%
Operating income	4.0	2.6	12.9	53.8%	−79.8%
As a percent of revenue	2.8%	1.9%	7.8%

The South Asia segment revenue comprised 9.8 percent, 8.4 percent and 8.4 percent of our total consolidated revenue in 2010, 2009 and 2008, respectively. The South Asia segment revenue increased in 2010, compared with 2009, due to overall volume increases of six percent and favorable foreign currency impacts of six percent, offset partially by price erosion of eight percent. From a product perspective, we experienced higher revenues from emerging storage products of $14.7 million and electronics and accessories of $4.9 million, offset partially by decreases in traditional storage products of $14.2 million. Operating income increased in 2010, compared with 2009, driven by higher gross margin percentages across all product categories, offset partially by increased SG&A costs.

The South Asia segment revenue decreased in 2009, compared with 2008, due to price declines of eight percent, volume declines of six percent and unfavorable foreign currency impacts of three percent. From a product perspective, we experienced revenue declines in traditional storage products of $34.8 million, offset by increases in electronics and accessories of $6.1 million. Operating income as a percentage of revenue declined in 2009, compared with 2008, primarily due to lower gross profits in traditional storage products, offset partially by lower SG&A expense.

Corporate and Unallocated

	Years Ended December 31,			Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Operating loss	$(124.8)	$(130.3)	$(137.5)	−4.2%	−5.2%

The corporate and unallocated operating loss includes costs which are not allocated to the business segments in management’s evaluation of segment performance such as litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense. The operating loss in 2010 included an asset impairment charge of $31.2 million, a goodwill impairment charge of $23.5 million, restructuring and other charges of $19.9 million, inventory write-offs of $14.2 million and a litigation settlement charge of $2.6 million.

The operating loss in 2009 included a litigation settlement charge of $49.0 million, restructuring and other charges of $26.6 million and asset impairment charges of $2.7 million.

The operating loss in 2008 included goodwill impairment charges of $32.4 million, restructuring and other charges of $28.9 million and asset impairment charges of $5.0 million.

Financial Position

As of December 31, 2010, our cash and cash equivalents balance was $304.9 million, an increase of $141.5 million compared with December 31, 2009. The increase was primarily attributable to significant progress within our working capital initiatives and earnings before interest, taxes, depreciation and amortization (EBITDA).

Accounts receivable days sales outstanding was 57 days as of December 31, 2010, down three days from December 31, 2009. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.

Days of inventory supply was 69 days as of December 31, 2010, down six days compared with 75 days as of December 31, 2009. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The decrease in days of inventory supply was driven by efforts to reduce inventories.

Our other current assets balance as of December 31, 2010 was $74.2 million, a decrease of $90.2 million from $164.4 million as of December 31, 2009. The decrease was primarily due to decreases in taxes receivable of $33.1 million, deferred income taxes of $33.6 and non-trade receivables of $8.2 million.

We did not have any goodwill remaining as of December 31, 2010 compared with $23.5 million as of December 31, 2009. The decrease was a result of the goodwill impairment charge of $23.5 million that was recorded in 2010.

Our intangible assets balance as of December 31, 2010 was $320.4 million, a decrease of $16.9 million from $337.3 million as of December 31, 2009. The decrease was primarily due to the amortization of intangible assets offset partially by the capitalization of the $5.0 million we paid to ProStor Systems to extend our license agreement with them related to RDX removable hard disk systems.

Our accounts payable balance as of December 31, 2010 was $219.2 million, an increase of $17.8 million from $201.4 million as of December 31, 2009. The increase was due to our working capital initiatives which extended payment terms with vendors resulting in an increase in the accounts payable balance.

Our other current liabilities balance as of December 31, 2010 was $172.3 million, an increase of $1.8 million from $170.5 million as of December 31, 2009.

Our other liabilities balance as of December 31, 2010 was $77.8 million, a decrease of $16.9 million from $94.7 million as of December 31, 2009. The decrease was due primarily to decreases in pension accruals of $9.4 million and litigation settlement accruals of $6.7 million.

In some countries, primarily Europe and Canada, the sale of recordable optical media is subject to a private copying levy, which is an extra charge on purchases of these products. Imation collects the levies upon sale, and submits payment of the levies to copyright collective non-government agencies for distribution to content providers as “fair compensation” for the harm caused to them due to private copies made by natural persons of protected works. For several years the amount of the levy in Europe has been in question and the subject of various litigation and law making activities, to which we are not a party. We have continued to accrue the levies but are awaiting resolution before submitting some of the required payments. Depending on final outcome of the various litigation and law making activities, if some amount less than what we have accrued does not need to be paid, this amount will be recorded as a reduction to our cost of goods sold in the period that the resolution is determined.

Liquidity and Capital Resources

Cash Flows provided by Operating Activities:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net loss	$(158.5)	$(42.2)	$(33.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18.2	19.7	25.9
Amortization	23.6	23.3	23.4
Deferred income taxes	(48.6)	(2.0)	0.2
Goodwill impairment	23.5	—	32.4
Asset impairments	31.2	2.7	5.0
Inventory write-offs	14.2	—	—
Stock-based compensation	6.9	7.5	9.5
Pension settlement/curtailment	2.8	11.7	5.7
Deferred tax asset valuation allowance	105.6	—	—
Litigation settlement	2.6	49.0	—
Other	5.4	9.2	7.2
Changes in operating assets and liabilities, net of effects from acquisitions	124.5	(11.4)	8.7

Net cash provided by operating activities	$151.4	$67.5	$84.7

Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. In 2010, 2009 and 2008 we contributed $9.9 million, $10.3 million and $7.6 million to our pensions worldwide, respectively. Operating cash outflows included restructuring payments of $9.5 million, $22.3 million and $32.0 million in 2010, 2009 and 2008, respectively, and litigation settlement payments of $8.2 million and $20.0 million in 2010 and 2009, respectively. During 2010 we recorded a non-cash goodwill impairment charge of $23.5 million, asset impairment charges of $31.2 million, inventory impairment charges of $14.2 million and a valuation allowance against our U.S. deferred tax assets of $105.6 million.

Cash Flows (used in) provided by Investing Activities:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Capital expenditures	$(8.3)	$(11.0)	$(13.6)
License agreement	(5.0)	—	—
Acquisitions, net of cash acquired	—	—	(15.3)
Acquisition of minority interest	—	—	(8.0)
Proceeds from sale of assets	0.2	13.0	0.8

Net cash (used in) provided by investing activities	$(13.1)	$2.0	$(36.1)

In 2010, we paid $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems. In 2010, compared with 2009, capital expenditures decreased due to tenant improvements of $2.9 million in 2009 associated with certain leased out office space in our Oakdale, Minnesota headquarters.

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

Cash Flows used in Financing Activities:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Purchase of treasury stock	$—	$—	$(26.4)
Exercise of stock options	—	—	0.6
Dividend payments	—	—	(20.9)
Debt repayment	—	—	(31.3)
Debt issuance costs	(1.0)	(3.2)	—

Net cash used in financing activities	$(1.0)	$(3.2)	$(78.0)

Cash used in financing activities of $1.0 million and $3.2 million during 2010 and 2009, respectively, were due to cash payments made to amend and extend our line of credit. These issuance costs were capitalized in our Consolidated Balance Sheets.

On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock, of which 2.3 million shares remain outstanding as of December 31, 2010. We did not repurchase shares during 2010 or 2009. As of December 31, 2010, we held, in total, 4.2 million shares of treasury stock acquired at an average price of $25.68 per share.

No dividends were declared or paid during 2010 and 2009. We paid cash dividends of $0.56 per share or $20.9 million during 2008. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.

On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to our prior credit agreement. The Credit Agreement was most recently amended on August 3, 2010 when we entered into a Fourth Amendment to the Credit Agreement (the Fourth Amendment) to add Imation Europe B.V. as a borrower (European Borrower), reduce the borrowing rate 50 basis points and extend the maturity one year. While the amendment did not change the senior revolving credit facility amount of $200 million, it provides for sublimits of $150 million in the United States and $50 million in Europe.

Our U.S. obligations under the Credit Agreement as amended (collectively the Amended Credit Agreement) are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Credit Agreement, and the Guarantors.

Borrowings under the Amended Credit Agreement bore interest through December 31, 2010 at a rate equal to (i) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.00 percent or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 2.00 percent. Commencing January 1, 2011, the applicable margins for the Eurodollar Rate and the Base Rate became subject to adjustments based on average daily Availability (as defined in the Amended Credit Agreement), as set forth in the definition of “Applicable Rate” in the Credit Agreement. Advances under the U.S. portion of the Credit Facility are limited to the lesser of (a) $150,000,000 and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:

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

The Amended Credit Agreement expires on March 29, 2013 and contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of December 31, 2010. The Amended Credit Agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. At December 31, 2010 the condition did not arise such that the Consolidated Fixed Charge Coverage Ratio was required as a covenant. As of December 31, 2010, our total availability under the credit facility was $149.4 million.

Our liquidity needs for 2011 include the following: restructuring payments of up to $40 million, approximately $15 million related to organic investment opportunities, litigation settlement payments of $10.9 million, pension funding of approximately $10 million to $15 million, capital expenditures of approximately $10 million, operating lease payments of approximately $9 million (see Note 15 to the Consolidated Financial Statements for further information), any amounts associated with strategic acquisitions and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these and our other operational needs.

Off-Balance Sheet Arrangements

Other than the operating lease commitments discussed in Note 15 to the Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.

Summary of Contractual Obligations

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Operating lease obligations	$17.6	$9.0	$7.4	$1.2	$—
Purchase obligations(1)	186.3	186.3	—	—	—
Litigation settlements	27.4	10.9	16.5	—	—
Other liabilities(2)	49.0	3.1	5.9	4.2	35.8

Total	$280.3	$209.3	$29.8	$5.4	$35.8

(1)	The majority of the purchase obligations consist of 90-day rolling estimates. In most cases, we provide suppliers with a three to six month rolling forecast of our demand. The forecasted amounts are generally not binding on us. However, it may take up to 60 days from the purchase order issuance to receipt, depending on supplier and inbound lead time.

(2)	Timing of payments for the vast majority of other liabilities cannot be reasonably determined and, as such, have been included in the “More Than 5 Years” category. Effective December 8, 2009, we began an agreement with a third party to outsource certain aspects of our information technology support. While the agreement is cancelable at any time with certain cash penalties, our obligation through the expected termination date of January 2016 is included above.

The table above does not include payments for non-contributory defined benefit pension plans. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate. We expect to contribute approximately $10 million to $15 million to our pension plans in 2011 and have $27.0 million recorded in other liabilities related to pension plans as of December 31, 2010.

The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $17.5 million as of December 31, 2010. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

The acquisition agreements related to the TDK Recording Media, Memcorp and XtremeMac business acquisitions contained certain earn out provisions. For the year ended December 31, 2010, no additional cash consideration was paid to TDK Recording Media, Memcorp or XtremeMac. In addition, the earn out periods for the three business acquisitions ended during 2010; accordingly, there are no future payment obligations.

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

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Income Tax Accruals and Valuation Allowances.  We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected taxable income, statutory tax rates and tax credits allowed in the various jurisdictions in which we operate. Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some are temporary differences that will reverse over time. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must assess the likelihood that our deferred tax assets will be realized and establish a valuation allowance to the extent necessary. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

We record income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We measure deferred tax assets and liabilities using the enacted statutory tax rates that are expected to apply in the years in which the temporary differences are expected to be recovered or paid.

We regularly assess the likelihood that our deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent we conclude a deferred tax asset is not considered to be more-likely-than-not to be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.

During the fourth quarter of 2010, we recognized significant restructuring charges related to our U.S. operations. Due to these charges and cumulative losses incurred in recent years, we were no longer able to conclude that it was more-likely-than-not that our U.S. deferred tax assets would be fully realized. Therefore, during 2010, we recorded a charge to establish a valuation allowance of $105.6 million related to our U.S. deferred tax assets. The valuation allowance charge is included in income tax provision on our Consolidated Statement of Operations.

The accounting estimate for valuation allowances against deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. Our accounting for deferred tax consequences represents our best estimate of future events. A valuation allowance established or revised as a result of our assessment is recorded through income tax provision (benefit) in our Consolidated Statements of Operations. Changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.

At December 31, 2010, our net deferred tax asset was $17.9 million. These deferred tax assets are net of valuation allowance of $127.4 million. The valuation allowance relates to our U.S. deferred tax assets not expected to be utilized in the future, and various worldwide operating loss carry forwards that we do not expect to realize.

Our income tax returns are subject to review by various U.S. and foreign taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must be more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized.

The total amount of unrecognized tax benefits as of December 31, 2010 was $14.9 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $4.3 million would ultimately affect income tax expense and our related effective tax rate. The other $10.6 million of unrecognized tax benefit would reduce income tax expense, but would be offset by an increase in valuation allowance against deferred tax assets.

Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2010, $2.6 million of interest and penalties was accrued, excluding the tax benefit of deductible interest. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.

Our U.S. federal income tax returns for 2006 through 2009 remain subject to examination by the Internal Revenue Service. The years 2004 through 2009 remain subject to examination by foreign tax jurisdictions, and state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

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

Litigation.  We record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2010, would not be material to our financial position. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.

Intangibles.  We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and subsequent impairment analyses require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. As of December 31, 2010, we had $320.4 million of definite-lived intangible assets subject to amortization. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant impairment losses.

Goodwill.  We record all assets and liabilities acquired in purchase acquisitions, including goodwill at fair value. The initial recognition of goodwill and subsequent impairment analyses require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis.

Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized.

During 2010 we realigned our corporate segments and reporting structure with how the business will be managed going forward. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions.

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

Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value. The indicated excess in carrying amount over fair value of the Americas-Consumer reporting unit and goodwill is as follows:

			Excess of Carrying	Percentage of
		Reporting unit	Amount Over	Carrying Amount
	Goodwill	Carrying Amount	Fair Value	Over Fair Value
(In millions)

Americas-Consumer	$23.5	$336.5	$173.5	206%

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

Excess Inventory and Obsolescence.  We write down our inventory for excess, slow moving and obsolescence to the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write downs may be required. As of December 31, 2010, the excess inventory and obsolescence accrual was $42.4 million.

Rebates.  We maintain an accrual for customer rebates that totaled $53.4 million as of December 31, 2010 included in other current liabilities. This accrual requires a program-by-program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.

Restructuring Reserves.  Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. Generally, these charges are reflected in the quarter in which the Board approves the associated actions, the actions are probable and the amounts are estimable. In the event that the Board approves the associated actions post the balance sheet date, but ultimately confirms the existence of a probable liability as of the balance sheet date, a reasonable estimate of these charges are recorded in the period in which the probable liability existed. This estimate takes into account all information available as of the date the financial statements are issued. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.

Other Accrued Liabilities.  We also have other accrued liabilities, including uninsured claims and pensions. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.

We sponsor defined benefit pension plans in both U.S. and foreign entities. Expenses and liabilities for the pension plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on plan assets, projected salary increases and mortality rates. The annual measurement date for these assumptions is December 31. See Note 9 to the Consolidated Financial Statements includes disclosures of these assumptions for both the U.S. and international plans.

The discount rate assumptions are tied to portfolios of long-term high quality bonds and are, therefore, subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate used in calculating the benefit obligation in the United States was 5.0 percent at December 31, 2010, as compared with 5.5 percent at December 31, 2009. A discount rate reduction of 0.25 percent increases U.S. pension plan expense (pre-tax) by approximately $0.1 million.

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

The rate of return used in calculating the U.S. pension plan expense for 2010, 2009 and 2008 was 8.0 percent. A reduction of 0.25 percent for the expected return on plan assets assumption will increase United States net pension plan expense (pre-tax) by $0.2 million. Expected returns on asset assumptions for non-U.S. plans are determined in a manner consistent with the United States plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. In the United States, we have used the rate of 4.75 percent for the past four years. Beginning in 2011, the projected salary increase assumption is not applicable in the United States due to the elimination of benefit accruals as of January 1, 2011. See Note 9 to the Consolidated Financial Statements for further information regarding this change in benefits. Mortality assumptions were obtained from the IRS 2011 Static Mortality Table.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The disclosures did not have a material impact on our Consolidated Financial Statements.

In December 2010, the FASB issued additional guidance for entities with reporting units that have carrying amounts equal to zero or are negative. These entities are required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, then Step 2 of the goodwill impairment test for those reporting unit(s) should be performed. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The effective date for this guidance is for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

In December 2010, the FASB issued additional and amended disclosure requirements for supplementary pro forma information related to business combinations. The effective date for this guidance is prospective for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. While early adoption is permitted, no business acquisitions occurred during 2010 that would necessitate our adoption of this guidance during 2010. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

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

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; changes in tax laws, regulations and results of inspections by various tax authorities; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to introduce new offerings in a timely manner either independently or in association with TDK, OEMs and other third parties and the market acceptance of newly introduced product and service offerings; continuing uncertainty in global and regional economic conditions; our ability to identify, integrate and realize the expected benefits from any acquisition which may occur in connection with our strategy; our ability to realize the benefits from our global sourcing and development strategy for magnetic data storage products and the related restructuring; the volatility of the markets in which we operate; foreign currency fluctuations; our ability to source and deliver products to our customers at acceptable quality, volume and cost levels; significant changes in discount rates and other assumptions used in the valuation of our pension plans; the ready availability and price of energy and key raw materials or critical components; our ability to meet our revenue growth, gross margin and earnings targets; our ability to secure adequate supply of certain high demand products at acceptable prices; our ability to efficiently source, warehouse and distribute our products globally; a material change in customer relationships or in customer demand for products; the future financial and operating performance of major customers and industries served; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the possibility that our long-lived assets for any goodwill that we acquire in the future may become impaired, the outcome of any pending or future litigation; the volatility of our stock price due to our results or market trends, as well as various factors set forth from time to time in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 57 percent of our revenue in 2010, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.

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

As of December 31, 2010, we had $293.1 million notional amount of foreign currency forward and option contracts of which $47.1 million hedged recorded balance sheet exposures. This compares to $136.8 million notional amount of foreign currency forward and option contracts as of December 31, 2009, of which $88.8 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2010 by $16.3 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Imation Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 2, 2011

IMATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)

Net revenue	$1,460.9	$1,649.5	$1,981.0
Cost of goods sold	1,234.5	1,385.5	1,642.2

Gross profit	226.4	264.0	338.8
Selling, general and administrative expense	202.5	229.7	287.6
Research and development expense	16.4	20.4	23.6
Litigation settlement expense	2.6	49.0	—
Goodwill impairment	23.5	—	32.4
Restructuring and other expense	51.1	26.6	28.9

Total	296.1	325.7	372.5
Operating loss	(69.7)	(61.7)	(33.7)
Other (income) and expense
Interest income	(0.8)	(0.7)	(3.8)
Interest expense	4.2	2.9	1.5
Other expense, net	3.3	12.8	10.3

Total	6.7	15.0	8.0
Loss from continuing operations before income taxes	(76.4)	(76.7)	(41.7)
Income tax provision (benefit)	81.9	(32.7)	(3.9)

Loss from continuing operations	(158.3)	(44.0)	(37.8)
Discontinued operations:
(Loss) income from operations of discontinued businesses,
net of income taxes	(0.2)	1.8	4.5

(Loss) income from discontinued operations	(0.2)	1.8	4.5
Net loss	$(158.5)	$(42.2)	$(33.3)

(Loss) earnings per common share — basic:
Continuing operations	$(4.19)	$(1.17)	$(1.01)
Discontinued operations	(0.01)	0.05	0.12
Net loss	(4.19)	(1.13)	(0.89)
(Loss) earnings per common share — diluted:
Continuing operations	$(4.19)	$(1.17)	$(1.01)
Discontinued operations	(0.01)	0.05	0.12
Net loss	(4.19)	(1.13)	(0.89)
Weighted average shares outstanding:
Basic	37.8	37.5	37.5
Diluted	37.8	37.5	37.5
Cash dividend paid per common share	$—	$—	$0.56

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In millions, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$304.9	$163.4
Accounts receivable, net	258.8	314.9
Inventories	203.3	235.7
Other current assets	74.2	164.4

Total current assets	841.2	878.4
Property, plant and equipment, net	66.9	109.8
Intangible assets, net	320.4	337.3
Goodwill	—	23.5
Other assets	22.5	44.8

Total assets	$1,251.0	$1,393.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$219.2	$201.4
Other current liabilities	172.3	170.5

Total current liabilities	391.5	371.9
Other liabilities	77.8	94.7

Total liabilities	469.3	466.6

Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,103.6	1,112.3
Retained (deficit) earnings	(153.4)	5.1
Accumulated other comprehensive loss	(60.7)	(68.9)
Treasury stock, at cost	(108.2)	(121.7)

Total shareholders’ equity	781.7	927.2

Total liabilities and shareholders’ equity	$1,251.0	$1,393.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
		Additional	Retained	Other		Total
	Common	Paid-in	(Deficit)	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
	(In millions, except per share amounts)

Balance as of December 31, 2007	$0.4	$1,109.0	$101.5	$(44.1)	$(113.0)	$1,053.8
Purchase of treasury stock					(26.4)	(26.4)
Exercise of stock options		(0.5)			1.1	0.6
Restricted stock grants and other		(1.2)			3.8	2.6
401(k) matching contribution		(0.7)			3.3	2.6
Stock-based compensation related to options		6.4				6.4
Tax impact of stock-based compensation		0.1				0.1
Dividend payments			(20.9)			(20.9)
Comprehensive loss:
Net loss			(33.3)			(33.3)
Net change in cumulative translation adjustment				(14.9)		(14.9)
Pension adjustments (net of income tax benefit of $14.8)				(24.2)		(24.2)
Cash flow hedging (net of income tax benefit of $0.6)				(1.8)		(1.8)

Comprehensive loss						(74.2)

Balance as of December 31, 2008	$0.4	$1,113.1	$47.3	$(85.0)	$(131.2)	$944.6

Restricted stock grants and other		(3.8)			6.3	2.5
401(k) matching contribution		(1.9)			3.2	1.3
Stock-based compensation related to options		4.9				4.9
Comprehensive loss:
Net loss			(42.2)			(42.2)
Net change in cumulative translation adjustment				4.5		4.5
Pension adjustments (net of income tax provision of $5.1)				9.8		9.8
Cash flow hedging (net of income tax provision of $0.9)				1.8		1.8

Comprehensive loss						(26.1)

Balance as of December 31, 2009	$0.4	$1,112.3	$5.1	$(68.9)	$(121.7)	$927.2

Restricted stock grants and other		(7.3)			9.9	2.6
401(k) matching contribution		(1.9)			3.6	1.7
Stock-based compensation related to options		3.8				3.8
Share-based payment modification		0.8				0.8
Tax impact of stock-based compensation		(4.1)				(4.1)
Comprehensive loss:
Net loss			(158.5)			(158.5)
Net change in cumulative translation adjustment				3.0		3.0
Pension adjustments (net of income tax provision of $3.6)				4.6		4.6
Cash flow hedging (net of income tax benefit of $0.2)				0.6		0.6

Comprehensive loss						(150.3)

Balance as of December 31, 2010	$0.4	$1,103.6	$(153.4)	$(60.7)	$(108.2)	$781.7

The accompanying Notes to Consolidated Financial Satements are an integral part of these statements.

IMATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Cash Flows from Operating Activities:
Net loss	$(158.5)	$(42.2)	$(33.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18.2	19.7	25.9
Intangible amortization	23.6	23.3	23.4
Deferred income taxes	(48.6)	(2.0)	0.2
Goodwill impairment	23.5	—	32.4
Asset impairments	31.2	2.7	5.0
Inventory write-offs	14.2	—	—
Stock-based compensation	6.9	7.5	9.5
Pension settlement/curtailment	2.8	11.7	5.7
Deferred tax asset valuation allowance	105.6	—	—
Litigation settlement	2.6	49.0	—
Other	5.4	9.2	7.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Litigation settlement payment	(8.2)	(20.0)	—
Accounts receivable	59.7	67.6	129.0
Inventories	16.1	132.9	0.2
Restricted cash	1.2	(19.2)	—
Other assets	53.7	(19.4)	(20.8)
Accounts payable	13.6	(98.4)	(61.5)
Other liabilities	(11.6)	(54.9)	(38.2)

Net cash provided by operating activities	151.4	67.5	84.7
Cash Flows from Investing Activities:
Capital expenditures	(8.3)	(11.0)	(13.6)
License agreement	(5.0)	—	—
Acquisitions, net of cash acquired	—	—	(15.3)
Acquisition of minority interest	—	—	(8.0)
Proceeds from sale of assets	0.2	13.0	0.8

Net cash (used in) provided by investing activities	(13.1)	2.0	(36.1)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	—	(26.4)
Exercise of stock options	—	—	0.6
Dividend payments	—	—	(20.9)
Debt repayment	—	—	(31.3)
Debt issuance costs	(1.0)	(3.2)	—

Net cash used in financing activities	(1.0)	(3.2)	(78.0)
Effect of exchange rate changes on cash and cash equivalents	4.2	0.5	(9.5)

Change in cash and equivalents	141.5	66.8	(38.9)
Cash and cash equivalents — beginning of year	163.4	96.6	135.5

Cash and cash equivalents — end of year	$304.9	$163.4	$96.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Background and Basis of Presentation

Background

Imation Corp., a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. As used herein, the terms “Imation,” “Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We are a leading global technology company dedicated to helping people and organizations store, protect and connect their digital world.

Basis of Presentation

The Consolidated Financial Statements include our accounts and our wholly- or majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant inter-company transactions have been eliminated.

As a result of the wind down of our Global Data Media (GDM) joint venture during 2009 it was determined that the GDM operations and cash flows would be eliminated from our ongoing operations and that we would not have any significant continuing involvement in the operations of GDM after the exit of the joint venture. As a result, these operations are presented in our Consolidated Financial Statements as discontinued operations for all periods presented. See Note 4 herein for additional information.

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

Foreign Currency.  For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity and income and expense items are translated at average foreign exchange rates prevailing during the year. For operations in which the U.S. dollar is not considered the functional currency, certain financial statements amounts are re-measured at historical exchange rates, with all other asset and liability amounts translated at year-end exchange rates. These re-measured adjustments are reflected in the results of operations. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations.

Cash Equivalents.  Cash equivalents consisted of highly liquid investments purchased with original maturities of three months or less. The carrying amounts reported in the Consolidated Balance Sheets for cash equivalents approximate fair value. As of December 31, 2010 and 2009 respectively, management restricted cash includes $12.0 million and $12.0 million for a future payment related to the TDK VAT liability. Restricted cash is included in other assets on our Consolidated Balance Sheets.

Trade Accounts Receivable and Allowances.  Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. They are stated net of allowances, which primarily represent estimated amounts for expected customer returns, allowances and deductions for a variety of claims such as terms discounts or the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations. In general, accounts which have entered into an insolvency action, have been returned by a collection agency as uncollectible or whose existence can no longer be confirmed are charged-off in full. If, subsequent to the charge-off, a portion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account is recovered, it is recorded as an increase to revenue or reduction of bad debt expense, as appropriate, in the Consolidated Statements of Operations at the time cash is received.

Inventories.  Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis. We provide estimated inventory write-downs for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of net realizable value.

Derivative Financial Instruments.  We recognize all derivatives, including foreign currency exchange contracts on the balance sheet at fair value. Derivatives that are not hedges are recorded at fair value through operations. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive loss in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses are generally recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains or losses included in non-operating expenses for foreign denominated payables and receivables-related hedge transactions. Cash flows attributable to these financial instruments are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is immediately recognized in operations.

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

We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at fair value. The initial recognition of intangible assets, the determination of useful lives and subsequent impairment analyses require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. As of December 31, 2010, we had $320.4 million of definite-lived intangible assets subject to amortization. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant impairment losses.

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

Goodwill.  Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the goodwill was fully impaired. See Note 6 herein for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets.  We periodically review the carrying value of our property and equipment and our intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets and, accordingly, actual results could vary significantly from such estimates.

In conjunction with the 2011 manufacturing redesign restructuring program announced in January 2011, certain assets held primarily at our Weatherford, Oklahoma facility were determined to be impaired in accordance with the provisions of impairment of long-lived assets. These long-lived assets held and used include the property, building and equipment primarily related to the manufacturing of magnetic tape which will be consolidated to the TDK Group Yamanashi manufacturing facility in April 2011. TDK Corporation (TDK) is a related party to Imation. These assets had a carrying amount of $17.0 million and were written down to their fair value of $2.3 million, resulting in an impairment charge of $14.7 million. The fair value of the equipment was assessed based upon sales proceeds from similar equipment sold as part of the closing of our Camarillo, California facility. These assets had a carrying amount of $17.4 million and were written down to their fair value of $0.9 million, resulting in an impairment charge of $16.5 million. Until these assets meet the criteria for classification as held for sale, we will continue depreciating these assets over the remaining economic useful life.

Revenue Recognition.  We sell a wide range of removable data storage media products as well as certain consumer electronic products. Net revenue consists primarily of magnetic, optical, flash media, consumer electronics and accessories sales. We recognize revenue in accordance with the authoritative guidance governing revenue recognition which requires that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Non-income based taxes collected from customers and remitted to governmental authorities include levies and various excise taxes, mainly in non U.S. jurisdictions. These taxes included in revenue in 2010, 2009, and 2008 were $28.3, $50.9 million, and $75.9 million, respectively.

Concentrations of Credit Risk.  We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue in 2010, 2009, or 2008.

Inventory Related Shipping and Handling Costs.  Costs related to shipping and handling are included in cost of goods sold.

Research and Development Costs.  Research and development costs are charged to expense as incurred. Research and development costs include salaries, stock compensation, payroll taxes, employee benefit costs, supplies, depreciation and maintenance of research equipment as well as the allocable portion of facility costs such as rent, utilities, insurance, repairs, maintenance and general support services.

Advertising Costs.  Advertising and other promotional costs are expensed as incurred and were approximately $4 million, $6 million and $14 million in 2010, 2009 and 2008, respectively. Prepaid advertising costs were not significant at December 31, 2010 or 2009.

Rebates.  We provide rebates to our customers. Customer rebates are accounted for as a reduction of revenue at the time of sale based on an estimate of the cost to honor the related rebate programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rebates Received.  We receive rebates from some of our inventory vendors if we achieve pre-determined purchasing thresholds. These rebates are included as a reduction of our cost of goods sold in the period in which the purchased inventory is sold, allocated using a systematic and rational method.

Restructuring Reserves.  Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. Generally, these charges are reflected in the period in which the Board approves the associated actions, the actions are probable and the amounts are estimable. In the event that the Board approves the associated actions after the balance sheet date, but ultimately confirms the existence of a probable liability as of the balance sheet date, a reasonable estimate of these charges are recorded in the period in which the probable liability existed. This estimate takes into account all information available as of the date the financial statements are issued. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.

Income Taxes.  We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected taxable income, statutory tax rates and tax credits allowed in the various jurisdictions in which we operate. Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some are temporary differences that will reverse over time. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must assess the likelihood that our deferred tax assets will be realized and establish a valuation allowance to the extent necessary. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

We record income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We measure deferred tax assets and liabilities using the enacted statutory tax rates that are expected to apply in the years in which the temporary differences are expected to be recovered or paid.

We regularly assess the likelihood that our deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent we conclude a deferred tax asset is not considered to be more-likely-than-not to be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.

At December 31, 2010, our net deferred tax asset was $17.9 million. These deferred tax assets are net of valuation allowance of $127.4 million.

Our income tax returns are subject to review by various U.S. and foreign taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must be more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized. Interest and penalties recorded for uncertain tax positions are included in our income tax provision.

Treasury Stock.  Our repurchases of shares of common stock are recorded as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, we use a last-in, first-out method and the difference between repurchase cost and fair value at reissuance is treated as an adjustment to equity.

Stock-Based Compensation.  Share-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on historical volatility of our stock. The risk-free rate for the contractual life of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 8 herein for further information regarding stock-based compensation.

Comprehensive Income.  Comprehensive income (loss) includes net income (loss), the effects of currency translation, unrealized gains and losses on cash flow hedges and pension adjustments. Comprehensive income (loss) for all years presented is included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).

Weighted Average Basic and Diluted Shares Outstanding.  Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. See Note 3 herein for further information regarding the calculation of weighted average basic and diluted shares outstanding.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The disclosures did not have a material impact on our Consolidated Financial Statements.

In December 2010, the FASB issued additional guidance for entities with reporting units that have carrying amounts equal to zero or are negative. These entities are required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, then Step 2 of the goodwill impairment test for those reporting unit(s) should be performed. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The effective date for this guidance is for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

In December 2010, the FASB issued additional and amended disclosure requirements for supplementary pro forma information related to business combinations. The effective date for this guidance is prospective for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. While early adoption is permitted, no business acquisitions occurred during 2010 that would necessitate our adoption of this guidance during 2010. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our Consolidated Financial Statements.

Note 3 —	(Loss) Earnings per Common Share

Basic earnings per share is calculated using the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of our stock-based compensation plans using the “treasury stock” method. Unvested restricted stock and treasury shares are excluded from the calculation of weighted average number of common stock outstanding because they do not participate in dividends. Once restricted stock vests, it is included in our common stock outstanding.

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Numerator:
Loss from continuing operations	$(158.3)	$(44.0)	$(37.8)
(Loss) income from discontinued operations	(0.2)	1.8	4.5

Net loss	$(158.5)	$(42.2)	$(33.3)

Denominator:
Weighted average number of common stock outstanding during the period	37.8	37.5	37.5
Dilutive effect of stock-based compensation plans	—	—	—

Weighted average number of diluted shares outstanding during the period	37.8	37.5	37.5

Basic (loss) earnings per common share:
Continuing operations	$(4.19)	$(1.17)	$(1.01)
Discontinued operations	(0.01)	0.05	0.12
Net loss	(4.19)	(1.13)	(0.89)
Diluted (loss) earnings per common share:
Continuing operations	$(4.19)	$(1.17)	$(1.01)
Discontinued operations	(0.01)	0.05	0.12
Net loss	(4.19)	(1.13)	(0.89)
Anti-dilutive options excluded from calculation	4.9	4.6	4.1

Note 4 —	Acquisitions and Divestiture

No acquisitions were completed during the years ended December 31, 2010 or 2009.

2008 Acquisitions

Xtreme Accessories, LLC

On June 30, 2008, we acquired substantially all of the assets of Xtreme Accessories, LLC (XtremeMac), a Florida-based product design and marketing firm focused on consumer electronic products and accessories. The purchase price was $7.3 million, consisting of a cash payment of $7.0 million and $0.3 million of direct acquisition costs. No additional cash consideration will be paid out as the financial performance of the business did not meet the earn out provisions of the acquisition agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation resulted in goodwill of $5.0 million relating to this acquisition. The following table illustrates our allocation of the purchase price to the assets acquired and liabilities assumed:

Amount
(In millions)

Inventory	$1.4
Accounts receivable	0.1
Fixed assets	0.2
Intangibles	4.6
Goodwill	5.0
Accounts payable	(4.0)

$7.3

Goodwill impairment charges of $3.0 million and $2.0 million were recorded during the years ended December 31, 2010 and 2008, respectively.

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

Amount
(In millions)

Cash consideration	$8.0
Interest acquired in historical book value of ICJ	(7.1)

Excess purchase price over historical book value	$0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the excess purchase price over historical book value arising from the acquisition:

Amount
(In millions)

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

Divestiture Presented as Discontinued Operations

Discontinued operations are related to the wind down of the GDM joint venture. GDM was a joint venture created to market optical media products with Moser Baer India Ltd. (MBI). Since the inception of the joint venture in 2003, we held a 51 percent ownership in the business. As the controlling shareholder, we have historically consolidated the results of the joint venture in our financial statements. GDM was previously included partially in the Americas and Europe segments. See Note 14 herein for additional detail regarding the impact of discontinued operations on the Americas and Europe segments.

The results of discontinued operations were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net revenue	$—	$74.5	$173.6
(Loss) income before income taxes	$(0.2)	$2.1	$6.4
Income tax provision	—	0.3	1.9

Total discontinued operations	$(0.2)	$1.8	$4.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Supplemental Balance Sheet Information

	As of December 31,
	2010	2009
	(In millions)

Inventories
Finished goods	$175.0	$210.4
Work in process	10.6	8.9
Raw materials and supplies	17.7	16.4

Total inventories, net	$203.3	$235.7

Other Current Assets
Deferred income taxes	$9.1	$42.7
Restricted cash (Note 2)	17.9	19.1
Assets held for sale (Note 7)	7.2	7.2
Taxes receivable	2.0	35.1
Other	38.0	60.3

Total other current assets	$74.2	$164.4

Property, Plant and Equipment
Land	$1.4	$1.4
Buildings and leasehold improvements	122.2	121.3
Machinery and equipment	223.6	227.7
Construction in progress	2.1	0.4

Total	$349.3	$350.8
Less accumulated depreciation and leasehold amortization	(282.4)	(241.0)

Property, plant and equipment, net	$66.9	$109.8

Other Assets
Deferred income taxes	$12.2	$35.5
Other	10.3	9.3

Total other assets	$22.5	$44.8

Other Current Liabilities
Rebates	$53.4	$66.1
Levies	23.6	17.1
Accrued payroll	15.6	19.7
Litigation settlement — current	10.6	7.9
Employee separation costs	10.5	4.3
Value added tax	10.5	12.0
Other	48.1	43.4

Total other current liabilities	$172.3	$170.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2010	2009
	(In millions)

Other Liabilities
Pension	$27.0	$36.3
Litigation settlement — long-term	15.1	21.8
Deferred income taxes	3.4	3.3
Uncertain tax positions	17.5	16.0
Other	14.8	17.3

Total other liabilities	$77.8	$94.7

Accumulated Other Comprehensive Loss
Cumulative translation adjustment	$(47.4)	$(50.4)
Pension liability adjustments, net of income tax	(14.2)	(18.8)
Cash flow hedging and other, net of income tax	0.9	0.3

Total accumulated other comprehensive loss	$(60.7)	$(68.9)

Accounts
Receivable*

Reserves and Allowances
Balance, as of December 31, 2007	$28.3
Additions	53.9
Write-offs, net of recoveries	(45.6)

Balance, as of December 31, 2008	$36.6
Additions	40.1
Write-offs, net of recoveries	(48.1)

Balance, as of December 31, 2009	$28.6
Additions	9.0
Write-offs, net of recoveries	(17.0)

Balance, as of December 31, 2010	$20.6

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, terms discounts and the inability of certain customers to make the required payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following:

	Trade		Customer
	Names	Software	Relationships	Other	Total
	(In millions)

December 31, 2010
Cost	$332.4	$54.2	$58.8	$8.3	$453.7
Accumulated amortization	(44.9)	(49.1)	(36.2)	(3.1)	(133.3)

Net	$287.5	$5.1	$22.6	$5.2	$320.4

December 31, 2009
Cost	$333.2	$62.3	$65.5	$6.6	$467.6
Accumulated amortization	(34.4)	(56.8)	(33.9)	(5.2)	(130.3)

Net	$298.8	$5.5	$31.6	$1.4	$337.3

In February 2010, we entered into an amendment to our license agreement with ProStor Systems. Under the terms of the agreement, we paid $5.0 million and will have a semi-exclusive license to manufacture, market and sell RDX removable hard disk systems through 2020. We recorded the payment as an other intangible asset and are amortizing the payment over a five year period.

Amortization expense for intangible assets consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Amortization expense	$23.6	$23.3	$23.4

Based on the intangible assets in service as of December 31, 2010, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2011	2012	2013	2014	2015
	(In millions)

Amortization expense	$24.0	$23.5	$18.2	$13.1	$11.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following table presents the changes in goodwill allocated to our reportable segments:

					Electronic
	Americas	Europe	North Asia	South Asia	Products	Total
	(In millions)

Balance as of December 31, 2008:
Goodwill	$64.3	$39.2	$10.2	$—	$38.6	$152.3
Accumulated impairment losses	(64.3)	(39.2)	(10.2)	—	(15.1)	(128.8)

	—	—	—	—	23.5	23.5
Balance as of December 31, 2009:
Goodwill	$64.3	$39.2	$10.2	$—	$38.6	$152.3
Accumulated impairment losses	(64.3)	(39.2)	(10.2)	—	(15.1)	(128.8)

	—	—	—	—	23.5	23.5
Operating segment reclassification:
Goodwill	38.6	—	—	—	(38.6)	—
Accumulated impairment losses	(15.1)	—	—	—	15.1	—
Goodwill impairment	(23.5)	—	—	—	—	(23.5)

Balance as of December 31, 2010:
Goodwill	$102.9	$39.2	$10.2	$—	$—	$152.3
Accumulated impairment losses	(102.9)	(39.2)	(10.2)	—	—	(152.3)

	$—	$—	$—	$—	$—	$—

During 2010 we realigned our corporate segments and reporting structure with how the business will be managed going forward. As part of this reorganization, we combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions.

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

Based on the goodwill test performed, we determined that the carrying amount of the reporting unit significantly exceeded its fair value. The indicated excess in carrying amount over fair value of the Americas-Consumer reporting unit and goodwill is as follows:

			Excess of Carrying	Percentage of
		Reporting Unit	Amount Over	Carrying Amount
	Goodwill	Carrying Amount	Fair Value	Over Fair Value
(In millions)

Americas-Consumer	$23.5	$336.5	$173.5	206%

The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill an impairment loss must be recognized for the excess. This involves

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 7 —	Restructuring and Other Expense

The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Restructuring
Severance and severance related	$13.0	$11.2	$15.7
Lease termination costs	1.7	0.7	4.8

Total restructuring	14.7	11.9	20.5
Other
Pension settlement/curtailment	2.8	11.7	5.7
Asset impairments	31.2	2.7	5.0
TDK post-closing purchase price adjustment	—	—	(2.3)
Other	2.4	0.3	—

Total	$51.1	$26.6	$28.9

2011 Manufacturing Redesign Restructuring Program

On January 13, 2011, the Board of Directors approved the 2011 manufacturing redesign restructuring program of up to $55 million to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK Corporation to jointly develop and manufacture magnetic tape technologies. Under the agreement, we will collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, while consolidating tape coating operations to the TDK Group Yamanashi manufacturing facility.

This program was anticipated to include approximately $50 million in restructuring and other charges, consisting of severance related costs of approximately $3 million, asset impairments of approximately $31 million primarily related to the Weatherford facility, inventory write-offs of approximately $14 million, and other charges of approximately $2 million.

During 2010 we have recorded $3.2 million of severance and related expenses and $31.2 million of asset impairment charges primarily related to the Weatherford facility. These are included in restructuring and other on our Consolidated Statements of Operations. We also recorded non-cash inventory write-offs of $14.2 million related to this program, which is included in cost of goods sold on our Consolidated Statements of Operations. Approximately $2 million of other costs will be recorded in the future. The restructuring is expected to be complete during the first half of 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the 2011 manufacturing redesign restructuring program accruals were as follows:

	Severance
	and Related	Other	Total
	(In millions)

Accrued balance at December 31, 2009	$—	$—	$—
Charges(1)	3.2	45.4	48.6
Usage(1)	—	(45.4)	(45.4)
Currency impacts	—	—	—

Accrued balance at December 31, 2010	$3.2	$—	$3.2

(1)	Includes non-cash asset impairment charge of $31.2 million, primarily related to our Weatherford facility, and non-cash inventory write-offs of $14.2 million. The asset impairment charge was included in restructuring and other expense on our Consolidated Statements of Operations and inventory write-offs were included in cost of goods sold in our Consolidated Statements of Operations.

2011 Corporate Strategy Restructuring Program

On January 31, 2011, the Board of Directors approved the 2011 corporate strategy restructuring program to rationalize certain product lines and increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program include charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with both further rationalization of our product lines as well as evolving skill sets to align with the new strategy.

This program was anticipated to include approximately $35 million in restructuring and other charges, consisting of severance and related expenses of approximately $14 million, charges associated with certain benefit plans of $11 million, lease termination expenses of approximately $5 million, and other charges of approximately $5 million.

During 2010, we recorded severance and related expenses of $3.4 million and a pension curtailment charge of $0.3 million. In the future, we expect to incur severance and related expenses of approximately $11 million, charges associated with certain benefit plans of approximately $11 million, lease termination expenses of approximately $5 million, and other charges of approximately $5 million related to this program. The restructuring is expected to be substantially complete during 2012.

Changes in the 2011 corporate strategy restructuring program accruals were as follows:

	Severance
	and Related	Other	Total
	(In millions)

Accrued balance at December 31, 2009	$—	$—	$—
Charges	3.4	0.3	3.7
Usage	—	(0.3)	(0.3)
Currency impacts	—	—	—

Accrued balance at December 31, 2010	$3.4	$—	$3.4

2008 Corporate Redesign Restructuring Program

Our 2008 corporate redesign restructuring program was initiated during the fourth quarter of 2008 to reduce costs by rationalizing key accounts and products and by simplifying our corporate structure globally. This program was originally anticipated to include $40 million in restructuring and other charges. In July 2010, our Board of Directors approved an increase to this program of $3.3 million and any additional amount required for pension settlements over the previously expensed settlements of $17.4 million. The restructuring was substantially completed as of December 31, 2010. Since the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inception of this program, we have recorded a total of $22.5 million of severance and related expenses, $3.2 million of lease termination costs, $19.9 million for pension settlements and $0.2 million for other costs.

During 2010, we recorded $6.4 million of severance and related expenses and $1.7 million of lease termination costs related to our 2008 corporate redesign restructuring program. This program was initiated during the fourth quarter of 2008 and aligned our cost structure by reducing SG&A expenses. We reduced costs by rationalizing key accounts and products and by simplifying our corporate structure globally. The program was substantially complete as of December 31, 2010.

During 2009, we recorded $11.2 million of severance and related expenses and $0.1 million of lease termination costs.

During 2008, we recorded $4.9 million of severance and related expenses and $0.5 million of lease termination costs.

Changes in the 2008 corporate redesign restructuring program accruals were as follows:

		Lease
	Severance	Termination
	and Related	Costs	Total
	(In millions)

Accrued balance at December 31, 2008	$3.9	$0.5	$4.4
Charges	11.2	0.1	11.3
Usage	(11.3)	(0.6)	(11.9)
Currency impacts	0.5	—	0.5

Accrued balance at December 31, 2009	$4.3	$—	$4.3

Charges	6.4	1.7	8.1
Usage	(7.0)	(0.3)	(7.3)
Currency impacts	0.2	—	0.2

Accrued balance at December 31, 2010	$3.9	$1.4	$5.3

We expect the remainder of the severance and related portion of this liability to be paid out during 2011.

Prior Programs Substantially Complete

During 2009, we recorded $0.9 million of lease termination costs related to our 2008 cost reduction restructuring program. This program began in the third quarter of 2008 when our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. In order to partially mitigate projected declines in tape gross profits in future years, we ended manufacturing at our Camarillo plant and exited the facility during 2008. The 2008 cost reduction restructuring program also included our decision to consolidate the Cerritos, California business operations into Oakdale, Minnesota. During 2009, we consolidated the previous Cerritos activities into a single headquarters location in order to achieve better focus, gain efficiencies across brands and channels and reduce cost. We recorded $0.3 million of income through the reversal of lease termination accruals related to previously announced programs.

During 2008, we committed to a plan to sell our Camarillo, California manufacturing facility. We initiated an active program to locate a buyer, actively marketed it for sale at a price that was reasonable and made the facility immediately available for sale. Accordingly, we met the criteria for held for sale accounting and transferred the book value of the building and property into other assets. It is no longer being depreciated. We re-evaluated the held for sale criteria and determined that the Camarillo, California manufacturing facility continues to meet those criteria as of December 31, 2010.

During 2008, we recorded $5.2 million of severance and related expenses and $0.2 million of lease termination costs related to our 2008 cost reduction restructuring program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded $5.3 million for severance and related expenses under our TDK Recording Media and 2007 cost reduction restructuring programs, which began in 2007. We also recorded $1.8 million of lease termination costs related to these programs in 2008.

During 2008 we recorded $0.3 million of severance and related expenses and $2.3 million of lease termination costs related to other programs which are substantially complete.

Other

We recorded pension settlement and curtailment losses of $2.8 million, $11.7 million and $5.7 million in 2010, 2009 and 2008, respectively, within restructuring and other expense in the Consolidated Statements of Operations, mainly as a result of the downsizing associated with our restructuring activities. See Note 9 to the Consolidated Financial Statements for further information regarding pension settlements and curtailments.

We incurred net asset impairment charges of $31.2 million (as noted above), $2.7 million and $5.0 million in 2010, 2009 and 2008, respectively, related mainly to the abandonment of certain manufacturing and R&D assets as a result of our restructuring activities.

During 2010, other expenses of $2.4 million included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer, Mr. Russomanno, including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.

We recorded a $2.3 million TDK post-closing purchase price adjustment in 2008 associated with the finalization of certain acquisition-related working capital amounts as negotiated with TDK. See Note 4 herein for further information.

2010 Activity

The following table summarizes 2010 restructuring and other activity by restructuring program:

	2011	2011	2008
	Manufacturing	Corporate	Corporate
	Redesign	Strategy	Redesign
	Program	Program	Program	Other	Total
	(In millions)

Restructuring
Severance and severance related	$3.2	$3.4	$6.4	$—	$13.0
Lease termination costs	—	—	1.7	—	1.7

Total restructuring	3.2	3.4	8.1	—	14.7
Other
Pension settlement/curtailment	—	0.3	2.5	—	2.8
Asset impairments	31.2	—	—	—	31.2
Other	—	—	0.2	2.2	2.4

Total	$34.4	$3.7	$10.8	$2.2	$51.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Activity

The following table summarizes 2009 restructuring and other activity by restructuring program:

	2008	2008
	Corporate	Cost
	Redesign	Reduction
	Program	Program	Other	Total
	(In millions)

Restructuring
Severance and severance related	$11.2	$—	$—	$11.2
Lease termination costs	0.1	0.9	(0.3)	0.7

Total restructuring	11.3	0.9	(0.3)	11.9
Other
Pension settlement/curtailment	11.7	—	—	11.7
Asset Impairments	—	—	2.7	2.7
Other	—	—	0.3	0.3

Total	$23.0	$0.9	$2.7	$26.6

2008 Activity

The following table summarizes 2008 restructuring and other activity by restructuring program:

	2008	2008	TDK
	Corporate	Cost	Recording
	Redesign	Reduction	Media
	Program	Program	Program	Other	Total
	(In millions)

Restructuring
Severance and severance related	$4.9	$5.2	$4.2	$1.4	$15.7
Lease termination costs	0.5	0.2	1.4	2.7	4.8

Total restructuring	5.4	5.4	5.6	4.1	20.5
Other
Pension settlement/curtailment	5.7	—	—	—	5.7
Asset impairments	—	—	—	5.0	5.0
TDK post-closing purchase price adj	—	—	—	(2.3)	(2.3)

Total	$11.1	$5.4	$5.6	$6.8	$28.9

Note 8 —	Stock-Based Compensation

Stock compensation expense consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Stock-based compensation	$6.9	$7.5	$9.5

We have stock-based compensation awards outstanding under four plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Directors Stock Compensation Program (Directors Plan). We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan). We also have restricted stock units outstanding under our 2005 Incentive Plan and our 2008 Incentive Plan. No further shares are available for grant under the Directors Plan, 2000 Incentive Plan or the 2005 Incentive Plan. Restricted stock granted and stock option awards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercised are issued from our treasury stock. The purchase of treasury stock is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors.

The Directors Plan was approved and adopted by 3M Company, as our sole shareholder, and became effective on July 1, 1996. The outstanding options are non-qualified, normally have a term of ten years and generally became exercisable one year after grant date. Exercise prices are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2005 Incentive Plan in May 2005, no further shares are available for grant under the Directors Plan.

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

The 2005 Incentive Plan was approved and adopted by our shareholders on May 4, 2005, and became effective immediately. The 2005 Incentive Plan permitted the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards and other stock and stock-based awards. The total number of shares of common stock that could have been issued or awarded under the 2005 Incentive Plan was not to exceed 2.5 million, of which the maximum number of shares that could have been awarded pursuant to grants of restricted stock, restricted stock units and stock awards was 1.5 million. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable 25 percent per year beginning on the first anniversary of the grant date. For directors, the options generally became exercisable in full on the first anniversary of the grant date. Exercise prices for stock options are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2008 Incentive Plan in May 2008, no further shares are available for grant under the 2005 Incentive Plan.

The 2008 Incentive Plan was approved and adopted by our shareholders on May 7, 2008 and became effective immediately. The 2008 Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards (collectively, Awards). The Board of Directors and Compensation Committee have the authority to determine the type of Awards as well as the amount, terms and conditions of each Award under the 2008 Incentive Plan, subject to the limitations and other provisions of the 2008 Incentive Plan. The total number of shares of common stock that may be issued or granted under the 2008 Incentive Plan may not exceed 4.0 million, of which the maximum number of shares that may be provided pursuant to grants of Awards other than options and stock appreciation rights is 2.0 million. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustments as provided in the 2008 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and restricted stock vests 25 percent per year beginning on the first anniversary of the grant date, subject to the employees continuing service to the Company. For directors, the options generally become exercisable and restricted stock vests in full on the first anniversary of the grant date. Exercise prices for stock options are equal to the fair market value of our common stock on the date of grant. Awards may be granted under the 2008 Incentive Plan until May 6, 2018 or until all shares available for Awards under the 2008 Incentive Plan have been purchased or acquired; provided, however, that incentive stock options may not be granted after March 11, 2018. As of December 31, 2010, there were 1,073,031 shares available for grant under our 2008 Incentive Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield was based on the latest dividend payments made on or announced by the date of the grant.

The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31:

	2010	2009	2008

Volatility	43%	41%	31%
Risk-free interest rate	2.49%	2.13%	3.04%
Expected life (months)	66	65	61
Dividend yield	0.0%	0.0%	2.6%

The following table summarizes stock option activity:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
				(millions)

Outstanding December 31, 2007	3,149,761	$35.16	6.0	$—
Granted	1,237,513	24.39
Exercised	(46,330)	18.33
Cancelled	(89,315)	35.98
Forfeited	(147,873)	35.32

Outstanding December 31, 2008	4,103,756	$32.09	6.2	$—
Granted	1,054,599	9.71
Exercised	—	—
Cancelled	(341,850)	31.25
Forfeited	(221,667)	28.32

Outstanding December 31, 2009	4,594,838	$27.19	6.2	$0.1
Granted	889,089	10.46
Exercised	(1,000)	8.11
Cancelled	(421,146)	31.19
Forfeited	(145,693)	17.97

Outstanding December 31, 2010	4,916,088	$24.10	5.6	$0.7

Of the options granted during the year ended December 31, 2010, there were 105,397 performance-based options granted based on the Company’s performance against operating income targets for 2010. Operating income (as defined under the 2010 Annual Bonus Plan) exceeded specified levels; therefore, the full grant will vest 25 percent per year over four years from the date of grant.

Our stock price of $10.31 and $8.72 on December 31, 2010 and December, 31, 2009, respectively, resulted in an aggregate intrinsic value of $0.7 million and $0.1 million, respectively. There was no aggregate intrinsic value at December 31, 2008 as our stock price of $13.57 on December 31, 2008 was below the exercise price of the majority of the outstanding stock options. The intrinsic value of options exercised during 2010 and 2008 was $0.0 million and $0.3 million, respectively. As no options were exercised during 2009, there was no intrinsic value for exercised options during 2009. The weighted average grant date fair value of options granted during the years 2010, 2009 and 2008 was $4.46, $3.94, and $5.97, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes outstanding, exercisable options and options expected to vest as of December 31, 2010:

	Exercisable Options			Options Expected to Vest
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of Exercise	Stock	Contractual	Exercise	Stock	Contractual	Exercise
Prices	Options	Life (Years)	Price	Options	Life (Years)	Price

$6.95 to $14.15	485,134	5.6	$9.93	1,109,887	9.0	$10.06
$14.16 to $19.20	3,500	0.0	14.94	—	9.0	10.06
$19.21 to $23.95	142,468	1.2	23.04	5,591	7.6	20.64
$23.96 to $28.70	608,666	5.7	24.35	291,691	7.3	24.61
$28.71 to $39.38	1,236,401	3.5	34.72	69,916	6.4	37.41
$39.39 to $41.75	646,887	2.8	40.81	—	6.4	37.41
$41.76 to $46.97	38,125	2.9	44.43	373	6.0	45.89

$6.95 to $46.97	3,161,181	4.0	$29.74	1,477,458	8.5	$14.28

The aggregate intrinsic value for exercisable options outstanding and options expected to vest as of December 31, 2010 was $0.2 million and $0.4 million, respectively.

Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 was $3.8 million, $4.9 million and $6.4 million before income taxes, respectively. The related tax benefit was $1.2 million, $1.6 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. These tax benefits were included in the U.S. deferred tax assets that were subject to the valuation allowance established during 2010.

On March 18, 2010, we announced the retirement of our former Vice Chairman and Chief Executive Officer, Frank Russomanno, effective May 5, 2010. In connection with his retirement from the Company, the Board of Directors also determined to accelerate the vesting of Mr. Russomanno’s outstanding unvested options and restricted stock. As a result, additional compensation expense of $0.8 million was recognized during the first quarter of 2010. The related tax benefit was $0.3 million for the year ended December 31, 2010. This tax benefit was included in the U.S. deferred tax assets that were subject to the valuation allowance established during 2010.

No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2010, 2009 or 2008. As of December 31, 2010, there was $6.1 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.46 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The following table summarizes our restricted stock activity:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share

Nonvested as of December 31, 2007	207,229	$38.52
Granted	206,261	24.05
Vested	(80,219)	37.85
Forfeited	(28,760)	37.61

Nonvested as of December 31, 2008	304,511	$28.98
Granted	327,654	9.38
Vested	(119,074)	29.44
Forfeited	(51,389)	30.04

Nonvested as of December 31, 2009	461,702	$14.84
Granted	524,655	10.45
Vested	(209,302)	15.17

Forfeited	(37,859)	11.15

Nonvested as of December 31, 2010	739,196	$11.34

Of the restricted shares granted during the year ended December 31, 2010, there were 265,837 performance-based restricted shares granted based on the Company’s performance against operating income targets for 2010. Operating income (as defined under the 2010 Annual Bonus Plan) exceeded specified levels; therefore, the full grant will vest 25 percent per year over four years from the date of grant.

The total fair value of shares vested during the years 2010, 2009 and 2008 was $3.2 million, $3.5 million and $3.0 million, respectively.

Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 was $3.1 million, $2.6 million and $3.1 million before income taxes, respectively. The related tax benefit was $1.2 million, $1.0 and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. These tax benefits were included in the U.S. deferred tax assets that were subject to the valuation allowance established during 2010. No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2010, 2009, or 2008. As of December 31, 2010, there was $6.2 million of total unrecognized compensation expense related to restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.76 years.

Note 9 —	Retirement Plans

Pension Plans

We have various non-contributory defined benefit pension plans covering substantially all United States employees and certain employees outside the United States. Total pension expense was $4.5 million, $15.1 million and $10.2 million in 2010, 2009 and 2008, respectively. Total pension expense reduced year over year due to pension settlements of $2.5 million and $11.7 million during 2010 and 2009, respectively, as well as pension curtailments of $0.3 million in 2010. The measurement date of our pension plans is December 31. We expect to contribute approximately $10 million to $15 million to our pension plans in 2011. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with actions taken under our previously announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States has declined significantly. Participants in our U.S. pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan have elected to receive. Lump sum payments in 2010 exceeded our 2009 service and interest costs; as a result a partial settlement event occurred and we recognized a pro-rata portion of the previously unrecognized net actuarial loss. We incurred partial settlement losses of $2.5 million, $7.1 million and $4.5 million in 2010, 2009 and 2008, respectively, which are included in restructuring and other expense on our Consolidated Statements of Operations. Further, as required by GAAP, we remeasured the funded status of our United States plan as of the date of the settlements.

Effective January 1, 2010, the U.S. pension plan was amended to exclude new hires and rehires from participating in the plan. Furthermore, we eliminated benefit accruals under the United States defined benefit pension plan as of December 31, 2010, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits will be made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. These actions resulted in the recognition of all prior service cost as a curtailment loss of $0.3 million in 2010, included as a component of restructuring and other in the Consolidated Statements of Operations. Due to the timing of this plan amendment we remeasured the funded status of our U.S. pension plan in conjunction with the annual remeasurement as of December 31, 2010.

In connection with actions taken under our previously announced restructuring programs, we fully terminated a defined benefit pension plan in Canada during the year ended December 31, 2009. We purchased annuities to fully fund our obligation and removed the Company from future liability. A full settlement event occurred and we recognized the previously unrecognized net actuarial position and incurred a settlement loss of $4.6 million, which is included in restructuring and other expense on our Consolidated Statements of Operations.

In connection with actions taken under our 2008 cost reduction restructuring program, the number of employees accumulating benefits under our pension plan in the United States was reduced significantly, which resulted in the recognition of a curtailment loss of $1.2 million in 2008, included as a component of restructuring and other in the Consolidated Statements of Operations. Further, as required by GAAP, we remeasured the funded status of our United States plan as of the date of the curtailment.

For the U.S. pension plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant’s account equal to six percent of that participant’s eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credits were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits will be made to a participant’s account balance after December 31, 2010. A monthly interest credit was made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 4.31 percent for 2010. In accordance with the annual update process, the interest credit rate will be 4.19 percent for 2011.

The U.S. pension plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option. If a participant terminates prior to completing three years of service, the participant forfeits the right to receive benefits under the pension plan unless the participant has reached the age of 65 at the time of termination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit plan were as follows:

	United States		International
	As of December 31,		As of December 31,
	2010	2009	2010	2009
	(In millions)

Change in benefit obligation
Benefit obligation, beginning of year	$96.7	$110.2	$59.2	$57.0
Service cost	1.7	2.8	0.6	0.7
Interest cost	4.8	5.4	2.8	3.2
Actuarial (gain) loss	1.9	0.9	(1.5)	4.6
Benefits paid	(1.6)	(1.7)	(2.1)	(3.4)
Settlements	(9.0)	(20.9)	—	—
Foreign exchange rate changes	—	—	(1.4)	3.7
Plan amendments	—	—	1.3	2.4
Curtailments	(0.7)	—	—	—
Special termination benefits (Canada)	—	—	—	(9.0)

Projected benefit obligation, end of year	$93.8	$96.7	$58.9	$59.2

Change in plan assets
Fair value of plan assets, beginning of year	$64.1	$64.1	$59.0	$59.0
Actual return on plan assets	9.3	15.8	4.2	4.6
Foreign exchange rate changes	—	—	(1.7)	4.4
Company contributions	8.1	6.8	1.8	3.4
Benefits paid	(1.6)	(1.7)	(2.1)	(3.4)
Settlements	(9.0)	(20.9)	—	—
Special termination benefits (Canada)	—	—	—	(9.0)

Fair value of plan assets, end of year	$70.9	$64.1	$61.2	$59.0

Funded status of the plan, end of year	$(22.9)	$(32.6)	$2.3	$(0.2)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2010	2009	2010	2009
	(In millions)

Noncurrent assets	$—	$—	$6.4	$3.5
Noncurrent liabilities	(22.9)	(32.6)	(4.1)	(3.7)
Accumulated other comprehensive loss — pre-tax	21.6	27.4	2.7	6.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2010	2009	2010	2009
	(In millions)

Net actuarial loss	$21.6	$27.0	$7.3	$8.0
Prior service cost (credit)	—	0.4	(6.7)	(3.7)
Transition asset obligation	—	—	2.1	1.9

Total	$21.6	$27.4	$2.7	$6.2

Information for pension plans with an accumulated benefit obligation in excess of plan assets included the following:

	United States		International
	As of December 31,		As of December 31,
	2010	2009	2010	2009
	(In millions)

Projected benefit obligation, end of year	$93.7	$96.7	$29.0	$28.7
Accumulated benefit obligation, end of year	93.7	95.9	28.8	26.8
Plan assets at fair value, end of year	70.9	64.1	25.1	25.3

Components of net periodic benefit costs included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
	(In millions)

Service cost	$1.7	$2.8	$5.6	$0.6	$0.7	$0.8
Interest cost	4.8	5.4	6.5	2.8	3.2	3.6
Expected return on plan assets	(5.7)	(6.5)	(7.9)	(3.1)	(3.0)	(4.5)
Amortization of net actuarial loss	0.4	0.2	—	0.2	0.4	0.3
Amortization of prior service cost	0.1	0.1	0.1	(0.4)	(0.2)	(0.3)
Amortization of transition obligation	—	—	—	0.3	0.3	0.3

Net periodic benefit cost	$1.3	$2.0	$4.3	$0.4	$1.4	$0.2

Settlements and curtailments	2.8	7.1	5.7	—	4.6	—

Total pension cost	$4.1	$9.1	$10.0	$0.4	$6.0	$0.2

The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $0.9 million loss, $0.4 million credit and $0.3 million obligation, respectively.

Weighted-average assumptions used to determine benefit obligations were as follows:

	United States		International
	As of December 31,		As of December 31,
	2010	2009	2010	2009

Discount rate	5.00%	5.50%	4.77%	5.12%
Rate of compensation increase	4.75%	4.75%	1.30%	3.51%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2010, 2009 and 2008, were as follows:

	United States			International
	As of December 31,			As of December 31,
	2010	2009	2008	2010	2009	2008

Discount rate	5.30%	5.60%	6.00%	5.00%	5.79%	5.13%
Expected return on plan assets	8.00%	8.00%	8.00%	5.52%	5.07%	5.73%
Rate of compensation increase	4.75%	4.75%	4.75%	2.98%	3.56%	3.77%

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

The plans’ asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2010	2009	2010	2009

Short-term investments	3%	5%	1%	4%
Fixed income securities	19%	16%	36%	31%
Equity securities	66%	72%	32%	31%
Absolute return strategy equity funds	12%	7%	0%	0%
Insurance contracts	0%	0%	31%	34%

Total	100%	100%	100%	100%

In the United States, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, fixed income securities at 15 to 25 percent and other investments at 10 to 20 percent. Other investments include absolute return strategies investments and insurance contracts. Management reviews our United States investment policy for the plan at least annually. Outside the United States, the investment objectives are similar to the United States, subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required and certain investment objectives are coordinated through insurance contract strategies for all contracts rather than individual Imation insurance contract.

The following benefit payments as of December 31, 2010, reflect expected future services and are expected to be paid in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)

2011	$7.5	$2.1
2012	4.9	2.2
2013	5.8	2.4
2014	6.0	2.5
2015	6.1	2.6
2016-2020	32.8	15.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets of our pension plans are valued at fair value. Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets for identical assets); Level 2 (significant observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Short-term investments:

Carrying value of these assets approximates fair value because maturities are generally less than three months.

Equity securities:

Valued at the closing price reported on the major market on which the individual securities are traded.

Fixed income securities:

Valued using quoted prices of the securities or, if unavailable, using quoted prices of securities with similar characteristics in an active market.

Other investments include absolute return strategy funds which consist primarily of private partnership interests in hedge funds and foreign government insurance contracts.

Certain mutual funds and absolute return strategy funds are valued using net asset value (NAV) of shares held as of December 31, 2010. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and shares can be redeemed with minimal restrictions and can do so daily. Events that may lead to a restriction to transact with the funds are not considered probable.

These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different value measurement as of December 31, 2010. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. While the equity markets have improved during 2009 and 2010, they continue to remain somewhat volatile.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the plan assets as of December 31, 2010 by asset category were as follows:

		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Short-term investments:
Money markets	$1.9	$1.9	$—	$—
Commingled trust funds	—	—	—	—
Mutual funds	0.2	—	0.2	—
Other short-term investments	0.2	—	0.2	—
Fixed income securities:
Mutual funds	35.6	13.2	22.4	—
Equity securities:
Blended mutual funds	26.4	7.9	18.5	—
Large-cap growth funds	18.3	—	—	18.3
Small-cap growth funds	6.9	6.9	—	—
Small-cap value funds	6.8	6.8	—	—
Commingled trust funds	7.2	—	—	7.2
Growth mutual funds	1.1	1.1	—	—
Other investments:
Insurance contracts	18.8	—	18.8	—
Absolute return strategy funds	8.7	—	—	8.7

Total	$132.1	$37.8	$60.1	$34.2

There were no transfers into or out of Level 1 or Level 2 during the year ended December 31, 2010. Changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2010, were as follows:

			Other
			Investments -
	Equity -	Equity -	Absolute
	Large-cap	Comingled	Return
	Growth	Trust	Strategy
	Funds	Funds	Funds	Total
	(In millions)

Balance, beginning of year	$18.3	$6.2	$—	$24.5
Realized gains (losses)	0.6	—	—	0.6
Unrealized gains (losses) relating to instruments still held at the reporting date	2.2	1.0	0.2	3.4
Purchases	0.2	—	8.5	8.7
Sales	(3.0)	—	—	(3.0)
Transfer into level 3	—	—	—	—
Transfer (out) of level 3	—	—	—	—

Balance, end of year	$18.3	$7.2	$8.7	$34.2

Employee Retirement Savings Plans

We sponsor a 401(k) retirement savings plan under which eligible United States employees may choose to save up to 20 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. From January 1 to March 31, 2009, we matched 100 percent of employee contributions up to the first three percent of eligible compensation plus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

50 percent on the next two percent of eligible compensation. Between April 2009 and December 31, 2009, we matched 50 percent of employee contributions on the first three percent of eligible compensation and 25 percent on the next two percent of eligible compensation in our stock. In November 2009, we determined it was appropriate to reinstate our 401(k) Plan matching contribution to the rate applied prior to April 2009. The reinstatement became effective January 1, 2010 and continued through December 31, 2010. Effective January 1, 2011, we will match 100 percent of employee contributions up to the first five percent of eligible compensation.

We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon our performance. No contributions have been made under the variable compensation program for the years ended 2010, 2009 or 2008.

We used shares of treasury stock to match employee 401(k) contributions for 2010, 2009 and 2008. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $1.7 million, $1.3 million and $2.6 million in 2010, 2009 and 2008, respectively.

Note 10 —	Income Taxes

The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

U.S.	$(114.3)	$(116.0)	$(51.6)
International	37.9	39.3	9.9

Total	$(76.4)	$(76.7)	$(41.7)

The components of the income tax provision (benefit) from continuing operations were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Current
Federal	$12.1	$(27.0)	$(9.4)
State	3.8	(6.4)	(1.8)
International	9.0	2.7	7.1
Deferred
Federal	44.7	(6.6)	(5.7)
State	8.6	(0.9)	(0.5)
International	3.7	5.5	6.4

Total	$81.9	$(32.7)	$(3.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Tax at statutory U.S. tax rate	$(26.8)	$(26.9)	$(14.2)
State income taxes, net of federal benefit	(3.7)	(5.6)	(1.0)
Net effect of international operations	(2.8)	(7.2)	(2.6)
Valuation allowances	105.2	1.4	2.1
U.S. tax on foreign earnings	5.1	0.6	6.9
Goodwill impairment	—	—	3.7
Uncertain tax positions	1.3	3.5	1.0
Other	3.6	1.5	0.2

Income tax provision (benefit)	$81.9	$(32.7)	$(3.9)

In comparing our 2010 tax provision of $81.9 million to our 2009 tax benefit of $32.7, the primary change was due to the establishment of a valuation allowance on our U.S. deferred tax assets. Other items that had an impact on the 2010 tax provision included a change in the state tax effective rate, reserves for uncertain tax positions, foreign earnings subject to U.S. taxation, and changes in the mix of income/loss by jurisdiction.

The 2008 tax benefit included the impact of a non-cash goodwill impairment charge and the distribution of foreign dividends. There was no such activity in 2009. Other items that had an impact on the 2009 tax benefit included an increase in the state tax effective rate, additional reserves for uncertain tax positions and the change in proportion of income by jurisdiction.

In 2010 and 2009, the net cash received for income taxes, relating to both continuing and discontinued operations, was $6.4 million and $14.8 million, respectively. In 2008, the net cash paid for income taxes, relating to both continuing and discontinued operations, was $26.5 million.

Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2010	2009
	(In millions)

Accounts receivable allowances	$8.1	$9.3
Inventories	13.0	11.1
Compensation and employee benefits	10.9	13.6
Tax credit carryforwards	20.4	6.9
Net operating loss carryforwards	54.2	22.7
Accrued liabilities and other reserves	19.1	22.2
Pension	6.0	12.1
Research and development	—	2.3
Property, plant and equipment	3.2	—
Intangible assets	5.4	—
Other, net	5.0	7.7

Gross deferred tax assets	145.3	107.9
Valuation allowance	(127.4)	(22.9)

Deferred tax assets	17.9	85.0
Property, plant and equipment	—	(7.5)
Intangible assets	—	(2.6)

Deferred tax liabilities	—	(10.1)

Net deferred tax assets	$17.9	$74.9

We regularly assess the likelihood that our deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent we conclude a deferred tax asset is not considered to be more-likely-than-not to be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.

During the fourth quarter of 2010, we recognized significant restructuring charges related to our U.S. operations. Due to these charges and cumulative losses incurred in recent years, we were no longer able to conclude that it was more-likely-than-not that our U.S. deferred tax assets would be fully realized. Therefore, during 2010, we recorded a charge to establish a valuation allowance of $105.6 million related to our U.S. deferred tax assets, of which $53.3 million related to beginning of the year U.S. deferred tax assets. The valuation allowance charge is included in income tax provision on our Consolidated Statement of Operations.

Our accounting for deferred tax consequences represents our best estimate of future events. A valuation allowance established or revised as a result of our assessment is recorded through income tax provision (benefit) in our Consolidated Statements of Operations. Changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.

The valuation allowance was $127.4 million, $22.9 million, and $18.6 million as of December 31, 2010, 2009 and 2008, respectively. The increase in 2010, as compared to 2009, was due to the establishment of a valuation allowance against our U.S. deferred tax assets in the amount of $105.6 million, offset by expirations and releases of foreign valuation allowances in the amount of $1.1 million. The increase in 2009, as compared to 2008, is due to the establishment of valuation allowances related to the anticipated expiration of certain foreign net operating losses of $4.4 million, offset by a release of valuation allowances of $0.1 million. Of the aggregate net international operating loss carryforwards totaling $80.2 million, $27.6 million will expire at various dates up to 2030 and $52.6 million may be carried forward indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal operating loss carry forwards totaling $90.7 million will expire between 2029 and 2030. State income tax operating losses of $173.2 million, will expire between 2013 and 2030. Federal and state tax credit carryforwards of $20.4 million will largely expire between 2011 and 2030.

Upon repatriation of our foreign earnings to the U.S., we may be subject to U.S. income taxes and foreign withholding taxes. There were no taxable distributions of foreign dividends in 2010 or 2009. In 2008 we recorded $6.9 million for distribution of foreign dividends. During the fourth quarter of 2010, our U.S. parent company borrowed funds from certain foreign subsidiaries. These loans were treated as permanent repatriations of unremitted earnings during the fourth quarter of 2010. Our 2010 provision includes a $5.1 million charge to record the U.S. tax liability associated with these earnings. Any amount of earnings in excess of these loans were either already invested in the foreign operations or needed as working capital. The remaining unremitted earnings of our foreign subsidiaries will continue to be permanently reinvested in their operations, and no additional deferred taxes have been recorded. The actual U.S. tax cost would depend on income tax law and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation. As of December 31, 2010, approximately $127.5 million of earnings attributable to foreign subsidiaries were considered to be permanently invested in those operations.

Our income tax returns are subject to review by various U.S. and foreign taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must be more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In millions)

Balance at December 31, 2007	$9.5
Additions:
Tax positions of prior years	1.1
Reductions:
Lapse of statute of limitations	(0.1)

Balance at December 31, 2008	$10.5

Additions:
Tax positions of prior years	4.4
Reductions:
Tax positions of prior years	(0.6)
Settlements with taxing authorities	(0.2)
Lapse of statute of limitations	(0.3)

Balance at December 31, 2009	$13.8

Additions:
Tax positions of current year	0.3
Tax positions of prior years	1.3
Reductions:
Settlements with taxing authorities	(0.2)
Lapse of statute of limitations	(0.3)

Balance at December 31, 2010	$14.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits as of December 31, 2010 was $14.9 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our consolidated financial statements, $4.3 million would ultimately affect income tax expense and our related effective tax rate. The other $10.6 million of unrecognized tax benefit would reduce income tax expense, but would be offset by an increase in valuation allowance against deferred tax assets.

Interest and penalties recorded for uncertain tax positions are included in our income tax provision. During the years ended December 31, 2010, 2009, and 2008, we recognized approximately $0.5 million, $0.5 million, and $0.7 million, respectively, in interest and penalties. We had approximately $2.6 million, $2.2 million and $1.7 million accrued, excluding the tax benefit of deductible interest, for the payment of interest and penalties at December 31, 2010, 2009 and 2008, respectively. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.

It is reasonably possible that our unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.

Our federal income tax returns for 2006 through 2009 remain subject to examination by the Internal Revenue Service (IRS). The IRS completed its field work for the 2006 through 2008 examination in the second quarter of 2010, and the matter is currently in IRS Appeals. The years 2004 through 2009 remain subject to examination by foreign tax jurisdictions and state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

Note 11 —	Debt

On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to our prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. The Credit Agreement was amended on June 3, 2009 when we entered into a Third Amendment to the Credit Agreement (the Third Amendment) to provide a more consistent amount of availability under the Credit Agreement, accomplished in part by changing the form of the credit facility such that the availability is now based on the value of certain assets and generally removing limitations to availability based on income levels. The Third Amendment also resulted in a reduction of the senior revolving credit facility to an amount up to $200,000,000 (the Credit Facility), including a $75,000,000 sub-limit for letters of credit, that we may use (i) to pay fees, commissions and expenses in connection with the Credit Facility and (ii) for ongoing working capital requirements, capital expenditures and other general corporate purposes. Pricing was also adjusted as the result of the Third Amendment.

The Credit Agreement was most recently amended and restated on August 3, 2010 to add Imation Europe B.V. as a borrower (European Borrower), reduce the borrowing rate 50 basis points and extend the maturity one year. While the amendment did not change the Credit facility amount of $200 million, it provides for sub-limits of $150 million in the United States and $50 million in Europe.

Borrowings under the Credit Agreement as amended (collectively the Amended Credit Agreement) bore interest through December 31, 2010 at a rate equal to (i) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.00 percent or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 2.00 percent. Commencing January 1, 2011, the applicable margins for the Eurodollar Rate and the Base Rate will become subject to adjustments based on average daily Availability (as defined in the Amended Credit Agreement), as set forth in the definition of “Applicable Rate” in the Credit Agreement. Our U.S. obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Credit Agreement, and the Guarantors. Advances under the U.S. portion of the Credit Facility are limited to the lesser of (a) $150,000,000 and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:

•	up to 85 percent of eligible accounts receivable; plus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Amended Credit Agreement expires on March 29, 2013 and contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of December 31, 2010. The Amended Credit Agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. At December 31, 2010 the condition did not arise such that the Consolidated Fixed Charge Coverage Ratio was required as a covenant. As of December 31, 2010, our total availability under the credit facility was $149.4 million.

As of December 31, 2010, we had no other credit facilities available outside the United States.

As of December 31, 2010 and 2009, we had outstanding standby and import letters of credit of $3.4 million and $9.5 million, respectively. When circumstances allow, we are using standardized payment terms and are no longer actively using trade letters of credit as payments to certain foreign suppliers, which has resulted in a decrease in our outstanding letters of credit as of December 31, 2010.

Our interest expense, which includes letter of credit fees, facility fees and commitment fees under the Credit Agreement, for 2010, 2009, and 2008 was $4.2 million, $2.9 million, and $1.5 million, respectively. Interest expense also includes amortization of debt issuance costs which are being amortized through March 2013. Cash paid for interest in these periods, relating to both continuing and discontinued operations, was $2.7 million, $1.4 million and $1.9 million, respectively.

Note 12 —	Fair Value Measurements

Fair value of financial instruments

At December 31, 2010 and 2009, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, derivative instruments, assets held for sale and certain fixed assets are recorded at fair value as discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

As part of our 2008 corporate redesign restructuring program, we ended operations at our Camarillo, California manufacturing facility in 2009, which continues to be actively marketed for sale. We continue to meet the held for sale criteria outlined in the provisions of long-lived assets held for sale. The building and property is held in other current assets in the Consolidated Balance Sheets. The fair value of these assets was developed by management and in doing so considered an appraisal completed by a third-party expert less costs to sell. The fair value is assessed periodically and as of December 31, 2010, it was determined no additional impairment was warranted.

In accordance with the provisions for goodwill, goodwill with a carrying amount of $23.5 million was written-off as the implied fair value was zero. This resulted in an impairment charge of $23.5 million, which was included in earnings in 2010. See Note 6 herein for further information regarding the assumptions used to assess this impairment.

In conjunction with the 2011 manufacturing redesign restructuring program announced in January 2011, certain assets held primarily at our Weatherford, Oklahoma facility were determined to be impaired in accordance with the provisions of impairment of long-lived assets. These long-lived assets held and used include the property, building and equipment primarily related to the manufacturing of magnetic tape which will be consolidated to the TDK Group Yamanashi manufacturing facility in April 2011. These assets had a carrying amount of $17.0 million and were written down to their fair value of $2.3 million, resulting in an impairment charge of $14.7 million. The fair value of the equipment was assessed based upon sales proceeds from similar equipment sold as part of the closing of our Camarillo, California facility. As these data points are primarily unobservable in the market, these assets are classified as Level 3 in accordance with fair value disclosure requirements. These assets had a carrying amount of $17.4 million and were written down to their fair value of $0.9 million, resulting in an impairment charge of $16.5 million. The impairments were recorded as part of restructuring and other charges in the Consolidated Statements of Operations. These assets will continue to be depreciated until they qualify for held-for-sale accounting treatment. See Note 7 herein for additional discussion concerning this restructuring program.

Our nonfinancial assets that are measured at fair value on a nonrecurring basis at December 31, 2010 were as follows:

		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable	Unobservable	Total Losses
	December 31,	Assets	Inputs	Inputs	Included in
	2010	(Level 1)	(Level 2)	(Level 3)	Earnings
	(In millions)

Long-lived asset held for sale	$7.2	$—	$7.2	$—	$—
Goodwill	—	—	—	—	23.5
Long-lived assets held and used	3.2	—	2.3	0.9	31.2

Total	$10.4	$—	$9.5	$0.9	$54.7

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The assets in our postretirement benefit plans are measured at fair value on a recurring basis (at least annually). See Note 9 herein for additional discussion concerning pension and postretirement benefit plans.

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

As of December 31, 2010, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts and option combination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).

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

We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive income (loss) with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive income (loss) are reclassified into the Consolidated Statements of Operations in the same line as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively, with deferred gains and losses being recognized in current period operations.

Other Hedges

We enter into foreign currency forward contracts, generally with durations of one to three months, to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forwards within other current assets or other current liabilities in the Consolidated Balance Sheets and all changes in their fair value are immediately recognized in the Consolidated Statements of Operations.

As of December 31, 2010 and 2009, cash flow hedges ranged in duration from one to 15 months and had a total notional amount of $246.0 million and $48.0 million, respectively. Hedge losses, of $0.1 million, $3.8 million, and $0.4 million were reclassified into the Consolidated Statements of Operations in 2010, 2009 and 2008, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2010 was $0.5 million, pre-tax, which depending on market factors is expected to reverse in the Consolidated Balance Sheets or be reclassified into operations in 2011.

As of December 31, 2010 and 2009, we had a notional amount of forward contracts of $47.1 million and $88.8 million, respectively, to hedge our recorded balance sheet exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 were as follows:

		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
(In millions)

Derivative assets
Foreign currency option contracts	$3.5	$—	$3.5	$—
Foreign currency forward contracts	—	—	—	—
Derivative liabilities
Foreign currency option contracts	(2.3)	—	(2.3)	—
Foreign currency forward contracts	—	—	—	—

Total	$1.2	$—	$1.2	$—

There were no transfers into or out of Level 1 or Level 2 during the year ended December 31, 2010.

The notional amounts and fair values of our derivative instruments in the Consolidated Financial Statements were as follows as of December 31, 2010:

		Fair Value
		Other	Other
	Notional	Current	Current
	Amount	Assets	Liabilities
	(In millions)

Cash flow hedges designated as hedging instruments	$246.0	$3.5	$(2.3)
Other economic hedges not receiving hedge accounting	47.1	—	—

Total	$293.1	$3.5	$(2.3)

On December 31, 2010 we entered into certain economic hedges which do not meet the definition for hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of December 31, 2010, but do not have a value until the subsequent day.

The derivative gains and losses in the Consolidated Statements of Operations for the year ended December 31, 2010 were as follows:

Pretax Gain/(Loss) on
	Pretax Gain/(Loss)	Effective Portion of
	Recognized in	Derivative
	Other	Reclassification from	Pretax Gain/(Loss)
	Comprehensive	Accumulated Other	Recognized in the
	Income on	Comprehensive Income	Consolidated Statement of
	Effective Portion	to Cost of Goods	Operations in Other
	of Derivative	Sold, Net	Expense, Net
(In millions)

Cash flow hedges designated as hedging instruments	$0.5	$(0.1)	$—
Other economic hedges not receiving hedge accounting	—	—	(4.3)

Total	$0.5	$(0.1)	$(4.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Shareholders’ Equity

Shareholder Rights Plan

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

Treasury Stock

Our Board of Directors has authorized the repurchase of a total of 3.0 million shares. As of December 31, 2010, we have repurchased 0.7 million shares of common stock and have remaining authorization to repurchase up to 2.3 million shares. We did not repurchase any shares during 2010 and 2009. As of December 31, 2010, we held, in total, 4.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of treasury stock acquired at an average price of $25.68 per share. Following is a summary of treasury share activity:

Treasury
Shares

Balance as of December 31, 2007	4,526,093
Purchases	1,102,800
Exercise of stock options	(46,330)
Restricted stock grants and other	(224,559)
401(k) matching contribution	(130,227)

Balance as of December 31, 2008	5,227,777
Purchases	—
Exercise of stock options	—
Restricted stock grants and other	(264,301)
401(k) matching contribution	(136,771)

Balance as of December 31, 2009	4,826,705
Purchases	—
Exercise of stock options	(1,000)
Restricted stock grants and other	(439,175)
401(k) matching contribution	(174,245)

Balance as of December 31, 2010	4,212,285

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 31,	December 31,
	2010	2009
	(In millions)

Cumulative currency translation adjustment	$(47.4)	$(50.4)
Pension adjustments, net of income tax	(14.2)	(18.8)
Cash flow hedging and other, net of income tax	0.9	0.3

Total accumulated other comprehensive loss	$(60.7)	$(68.9)

Comprehensive loss consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net loss	$(158.5)	$(42.2)	$(33.3)
Cumulative currency translation adjustment	3.0	4.5	(14.9)
Pension adjustments, net of income taxes	4.6	9.8	(24.2)
Cash flow hedging and other, net of income tax	0.6	1.8	(1.8)

Total comprehensive loss	$(150.3)	$(26.1)	$(74.2)

Note 14 —	Business Segment Information and Geographic Data

During 2010, we realigned our corporate segments and reporting structure to align with the changes in how the business is managed. As part of this reorganization, we combined our Electronic Products segment with our Americas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment, and we separated our Asia Pacific segment into North Asia and South Asia regions. Each of these segments has responsibility for selling all of our product lines.

•	Our Americas segment includes North America, Central America and South America.

•	Our Europe segment includes Europe and parts of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, the Middle East and parts of Africa.

We revised the segment information for the prior year within this Form 10-K to conform to the new presentation. We evaluate segment performance based on revenue and operating income (loss). Revenue for each segment is generally based on customer location where the product is shipped. The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments.

Net revenue and operating income (loss) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net Revenue
Americas	$712.9	$834.2	$1,002.9
Europe	289.8	370.5	503.1
North Asia	315.2	306.9	308.9
South Asia	143.0	137.9	166.1

Total	$1,460.9	$1,649.5	$1,981.0

Operating Income (Loss)
Americas	$36.8	$48.3	$58.1
Europe	(0.6)	2.4	16.1
North Asia	14.9	15.3	16.7
South Asia	4.0	2.6	12.9
Corporate and unallocated	(124.8)	(130.3)	(137.5)

Total	$(69.7)	$(61.7)	$(33.7)

We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review at a segment specific level. Corporate and unallocated amounts above include non-cash goodwill impairment charges of $23.5 million and $32.4 million for the years ended December 31, 2010 and 2008, respectively, as well as restructuring and other costs of $51.1 million, $26.6 million and $28.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Corporate and unallocated amounts above include a litigation settlement charge of $2.6 million and $49.0 million for the years ended December 31, 2010 and 2009, respectively.

We have three major product categories: traditional storage, emerging storage, and electronics and accessories. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products include primarily DVDs, CDs and Blu-ray disc recordable media. Magnetic products include primarily data storage tape media. Other traditional storage products include primarily optical drives and audio and video tape media. Emerging storage products include flash memory and hard disk drive products, including USB flash drives, external hard disk drives, removable hard disk drives and solid state drives. Electronics and accessories products include primarily audio

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

electronics such as portable CD players and iPod clock radios, video electronics, and accessories such as CD and DVD jewel cases and headphones.

Net revenue by product category was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Optical products	$619.3	$738.0	$851.7
Magnetic products	347.8	406.0	548.7
Other traditional storage	62.8	77.7	106.2

Total traditional storage	1,029.9	1,221.7	1,506.6
Emerging storage	207.5	165.4	151.3
Electronics & accessories	223.5	262.4	323.1

Total	$1,460.9	$1,649.5	$1,981.0

The following tables present net revenue and long-lived assets by geographical region:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Net Revenue
United States	$633.1	$726.9	$840.6
International	827.8	922.6	1,140.4

Total	$1,460.9	$1,649.5	$1,981.0

	As of December 31,
	2010	2009	2008
	(In millions)

Long-Lived Assets
United States	$62.4	$105.1	$116.9
International	4.5	4.7	5.5

Total	$66.9	$109.8	$122.4

Note 15 — Commitments and Contingencies

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

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of December 31, 2010, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that after final disposition, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2010 would not be material to our Consolidated Financial Statements.

In 2007 SanDisk Corporation (SanDisk) filed a patent infringement action in U.S. District Court, Western District of Wisconsin, against Imation and its subsidiaries and 20 other defendants, relating to flash drives and other solid state memory products. SanDisk also filed a complaint with the U.S. International Trade Commission (ITC) against the same defendants, relating to the same patents and products, seeking to block the defendants’ importation of these products into the United States. The U.S. District Court stayed the court proceeding until resolution of the ITC claim. The ITC claim was resolved in the fall of 2009, with SanDisk withdrawing its claims with respect to certain patents and the ITC ruling that the remaining patents were invalid and or not infringed. The U.S. District Court lifted the stay of its proceedings in the fall of 2009 and one of the patents in the case was withdrawn without prejudice by SanDisk. On May 4, 2010, SanDisk filed an additional patent infringement lawsuit in the U.S. District Court, Western District of Wisconsin, based on seven new patents against Imation and its subsidiaries and one other company named as defendants seeking an injunction and damages.

On January 11, 2011, we signed a patent cross-license agreement with SanDisk to settle the two patent cases filed by SanDisk in Federal District Court against our flash memory products, including USB drives and solid state disk (SSD) drives. Under the terms of the cross-license, we will pay SanDisk royalties on certain flash memory products that were previously not licensed. The specific terms of the cross-license are confidential. The cross-license agreement requires us to make a one time payment of $2.6 million. The one time payment was recognized in the fourth quarter of 2010 and recorded as litigation settlement expense in the Consolidated Statements of Operations.

On June 19, 2009, Advanced Research Corp. (ARC) sued Imation for breach of contract relating to a supply agreement under which we purchase our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. ARC is alleging that we misrepresented the volumes of heads that we would require, and that ARC invested in a new facility in reliance on our forecasts. ARC has claimed damages in excess of $27.2 million and we have filed counterclaims against ARC for its failure to comply with the supply agreement and other agreements, claiming damages in excess of $8.5 million. In March, 2010, both Imation and ARC filed motions for partial summary judgment, which motions were denied by the court on July 6, 2010. On July 27, 2010, the court granted ARC’s motion to amend its complaint to add a claim for trade secret misappropriation. On December 20, 2010, the court provided Imation ten weeks to conduct additional discovery relating to ARC’s new claim. A trial date has been set for October 2011. Imation believes ARC’s claims are without merit.

Operating Leases

We incur rent expense under operating leases, which primarily relate to equipment and office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of rent expense for the years ended December 31:

	2010	2009	2008
	(In millions)

Minimum lease payments	$9.6	$10.3	$16.7
Contingent rentals	7.2	18.0	13.7
Rental income	(2.9)	(2.8)	(2.4)
Sublease income	(0.5)	(0.3)	(0.5)

Total rental expense recognized in income	$13.4	$25.2	$27.5

Minimum lease payments and contingent rental expenses incurred due to agreements with warehouse providers are included as a component of cost of goods sold in the Consolidated Statements of Operations. The minimum lease payments under such arrangements were $2.0 million, $2.2 million and $3.9 million in 2010, 2009 and 2008, respectively. The contingent rental expenses under such arrangements were $3.6 million, $5.8 million and $0.7 million in 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

Minimum lease payments	$9.0	$5.2	$2.2	$0.9	$0.3	$—	$17.6

Minimum payments have not been reduced by minimum sublease rentals of approximately $1.7 million due in the future under non-cancelable lease agreements.

Environmental Matters

Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2010, we had environmental-related accruals totaling $0.5 million recorded in other liabilities and we have minor remedial activities underway at one of our facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.

Note 16 —	Related Party Transactions

As a result of the TDK Recording Media business acquisition, TDK became our largest shareholder and owned approximately 20 percent of our shares as of December 31, 2010 and 2009. In connection with the acquisition we entered into a Supply Agreement and a Transition Services Agreement with TDK. Under the Transition Services Agreement, TDK provided certain services to assist in the transfer of the TDK Recording Media business to Imation.

In 2010, 2009 and 2008 we purchased products and services in the aggregate amounts of approximately $28 million, $64 million and $80 million, respectively, from TDK or its affiliates. We did not sell products nor provide services to TDK or its affiliates in 2010, 2009 or 2008. Fees under the Transition Services Agreement were approximately $3 million and $10 million in 2009 and 2008, respectively. These transition services were completed in July 2009. Trade payables to TDK or its affiliates were $6.2 million and $7.2 million at December 31, 2010 and 2009, respectively. We had $0.0 million and $0.1 million trade receivables from TDK or its affiliates at December 31, 2010 and 2009, respectively.

On January 13, 2011, the Board of Directors approved a restructuring plan to discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies. Under the agreement, we will collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, while consolidating tape coating operations to the TDK Group Yamanashi manufacturing facility. See Note 7 for additional details regarding the restructuring costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17	— Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)
	(In millions, except per share amounts)

2009
Net revenue	$396.5	$400.0	$401.3	$451.7	$1,649.5
Gross profit	66.9	63.4	64.5	69.2	264.0
Operating (loss) income	(8.6)	(59.3)	1.7	4.5	(61.7)
(Loss) income from continuing operations	(12.7)	(38.3)	(0.3)	7.3	(44.0)
Discontinued operations	1.1	1.4	(0.1)	(0.6)	1.8
Net (loss) income	(11.6)	(36.9)	(0.4)	6.7	(42.2)
(Loss) earnings per common share, continuing operations:
Basic	$(0.34)	$(1.02)	$(0.01)	$0.19	$(1.17)
Diluted	(0.34)	(1.02)	(0.01)	0.19	(1.17)
Earnings (loss) per common share, discontinued operations:
Basic	$0.03	$0.04	$—	$(0.02)	$0.05
Diluted	0.03	0.04	—	(0.02)	0.05
(Loss) earnings per common share, net income:
Basic	$(0.31)	$(0.98)	$(0.01)	$0.18	$(1.12)
Diluted	(0.31)	(0.98)	(0.01)	0.18	(1.12)
2010
Net revenue	$365.8	$354.4	$342.3	$398.4	$1,460.9
Gross profit	61.7	58.5	55.6	50.6	226.4
Operating (loss) income	0.2	(23.8)	(2.3)	(43.8)	(69.7)
Loss from continuing operations	(2.5)	(15.7)	(2.3)	(137.8)	(158.3)
Discontinued operations	(0.1)	—	(0.1)	—	(0.2)
Net loss	(2.6)	(15.7)	(2.4)	(137.8)	(158.5)
(Loss) earnings per common share, continuing operations:
Basic	$(0.07)	$(0.42)	$(0.06)	$(3.63)	$(4.19)
Diluted	(0.07)	(0.42)	(0.06)	(3.63)	(4.19)
Earnings (loss) per common share, discontinued operations:
Basic	$—	$—	$—	$—	$(0.01)
Diluted	—	—	—	—	(0.01)
(Loss) earnings per common share, net income:
Basic	$(0.07)	$(0.42)	$(0.06)	$(3.63)	$(4.19)
Diluted	(0.07)	(0.42)	(0.06)	(3.63)	(4.19)

(1)	The sum of the quarterly earnings per share may not equal the annual earnings per share due to changes in average shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2010, Imation’s internal control over financial reporting was effective, based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2011.

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Information regarding our Board of Directors as of March 2, 2011 is set forth below:

David P. Berg, Chief Operating Officer and Executive Vice President, Global Business Development, for General Nutrition Centers, Inc. (a leading global specialty retailer of nutritional products including vitamin, mineral, herbal and other specialty supplements and sports nutrition, diet and energy products).

Charles A. Haggerty, Chief Executive Officer, Le Conte Associates, LLC (a consulting and investment company) and former Chairman, President and Chief Executive Officer, Western Digital Corporation (a hard disk maker).

Linda W. Hart, Vice Chairman, President and Chief Executive Officer, Hart Group, Inc. (a diversified group of companies primarily involved in residential and commercial building materials) and Non-Executive Chairman of our Board. Ms. Hart will be retiring from the Board of Directors on May 4, 2011.

Ronald T. LeMay, Chairman of AirCell Corporation (a designer, manufacturer and marketer of airborne telecommunication systems), Chairman, October Capital and Razorback Capital (private investment companies) and President and Managing Director of OpenAir Ventures (a venture capital firm formed to make early stage investments in wireless companies).

Raymond Leung, Chairman and Chief Executive Officer of TDK China Co., LTD (TDK Corporation’s Asian subsidiary in China), Senior Vice President of TDK Corporation Japan and Chairman of SAE Magnetics (HK) Ltd. (a wholly owned subsidiary of TDK engaged in the development, manufacture and sale of HDD heads).

Mark E. Lucas, President and Chief Executive Officer, Imation. See Executive Officers of the Registrant in Item 1. Business herein for further information.

L. White Matthews, III, retired Executive Vice President and Chief Financial Officer, Ecolab Inc. (a developer and marketer of cleaning and sanitizing products and services) and former Chief Financial Officer and Executive Vice President, Union Pacific Corporation (a company involved in rail/truck transportation and oil/gas exploration and production).

Trudy A. Rautio, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Carlson (a global hospitality and travel company).

Glen A. Taylor, Chairman of Taylor Corporation (a holding company in the specialty printing and marketing areas) and Owner of Minnesota Timberwolves (NBA) and Minnesota Lynx (WNBA).

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

The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting -Security Ownership of Certain Beneficial Owners,” “Information Concerning Solicitation and Voting - Security Ownership of Management” and “Item No. 2-Approval of the 2011 Stock Incentive Plan-Equity Compensation Plan Information” are incorporated by reference into this Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting — Related Person Transactions and Related Person Transaction Policy”, and “Board of Directors — Director Independence and Determination of Audit Committee Financial Expert” as well as the biographical material pertaining to Mr. Raymond Leung, located in the Proxy Statement under the heading “Item No. 1 Election of Directors — Information Concerning Directors” are incorporated by reference into this Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The Section of the Proxy Statement entitled “Audit and Other Fees and Audit and Finance Committee Pre-Approval Policies” is incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

List of Documents Filed as Part of this Report

1. Financial Statements

Page

Report of Independent Registered Public Accounting Firm	37
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	38
Consolidated Balance Sheets as of December 31, 2010 and 2009	39
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008	40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	41
Notes to Consolidated Financial Statements	42
EX-10.59
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

2. Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated May 7, 2007, among Hopper Radio of Florida, Inc., Memcorp, Inc., Memcorp Asia Limited and Imation Corp. (incorporated by reference to Exhibit 2.1 of Imation’s Form 10-Q for the quarter ended March 31, 2007)
2.2	Acquisition Agreement, dated April 19, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on April 25, 2007)
2.3	Acquisition Agreement, dated January 19, 2006, by and between Imation Corp. and Memorex International Inc. (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on January 25, 2006)
2.4	Inducement Agreement, dated January 19, 2006, among Hanny Holding Limited, Hanny Magnetics (B.V.I.) Limited, Investor Capital Management Asia Limited, Investor Capital Partners — Asia Fund L.P, Global Media Limited, Memorex Holdings Limited and Imation Corp. (incorporated by reference to Exhibit 2.2 to Imation’s Form 8-K Current Report filed on January 25, 2006)
3.1	Restated Certificate of Incorporation of Imation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of Imation Corp., effective May 5, 2010 (incorporated by reference to Exhibit 3.1 to Imation’s Form 8-K Current Report filed on May 7, 2010)
4.1	Rights Agreement between Imation and The Bank of New York, as Rights Agent, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)
4.2	First Amendment to Rights Agreement, dated as of July 30, 2007 (incorporated by reference to Exhibit 4.3 to Imation’s Registration Statement on Form 8-A/A filed on August 1, 2007)
4.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)
4.4	Second Amendment to Rights Agreement, dated as of November 12, 2010 (incorporated by reference to Exhibit 4.4 to Imation’s Registration Statement on Form 8-A filed on November 12, 2010)
10.1	Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.2	Amendment Agreement to Shareholders Agreement in relation to Global Data Media FZ-LLC (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on January 26, 2006)

Number		Description of Exhibit

10.3		Trademark License Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.4		IMN Trademark License Agreement, dated July 31, 2007, by and between IMN Data Storage Holdings C.V. and TDK Corporation (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.5		Supply Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.6		Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.07		Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 6, 2010)
10	.08*	Form of Indemnity Agreement between Imation and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10	.09*	Imation 1996 Employee Stock Incentive Program (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10, No. 1-14310)
10	.10*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)
10	.11*	Imation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10	.12*	Form of Restricted Stock Award Agreement between Imation and Frank Russomanno (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.13*	Description of Compensatory arrangement between Imation and Frank Russomanno (incorporated by reference to Imation’s Form 8-K Current Report filed on November 14, 2006)
10	.14*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.15*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.16*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8- K Current Report filed on February 13, 2006)
10	.17*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.18*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.19*	Form of Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10	.20*	Form of Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10	.21*	Form of Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10	.22*	Form of Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10	.23*	Imation 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10	.24*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.25*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)

Number		Description of Exhibit

10	.26*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.27*	Imation 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.28*	Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10	.29*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.30*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.31*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.32*	Imation 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10	.33*	Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10	.34*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.35*	Form of Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.36*	Form of Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.37*	Form of Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.38*	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Imation Corp. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10	.39*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.40*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.41*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.42*	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.43*	Form of Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.44*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10	.45*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10	.46*	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10	.47*	Form of Non-Qualified Stock Option Agreement for Directors under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10	.48*	Form of Restricted Stock Agreement for Executive Officers under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 12, 2008)

Number		Description of Exhibit

10	.49*	Form of Restricted Stock Agreement for Directors under the Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10	.50*	Description of 2009 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 17, 2008)
10	.51*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10	.52*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)
10	.53*	Description of 2010 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 9, 2009)
10	.54*	Description of 2011 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 10, 2010)
10	.55*	Director Compensation Program Effective May 4, 2005 (As amended on February 10, 2011)
10	.56*	Performance based option award (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10	.57*	Performance based restricted stock award (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10	.58*	Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 6, 2010)
21.1		Subsidiaries of Imation Corp.
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imation Corp.

By:	/s/ Mark E. Lucas
Mark E. Lucas
President and Chief Executive Officer

Date: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Lucas Mark E. Lucas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2011

/s/ Paul R. Zeller Paul R. Zeller	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2011

/s/ Scott J. Robinson Scott J. Robinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2011

* David P. Berg	Director	March 2, 2011

* Charles A. Haggerty	Director	March 2, 2011

* Linda W. Hart	Director	March 2, 2011

* Ronald T. LeMay	Director	March 2, 2011

* Raymond Leung	Director	March 2, 2011

* L. White Matthews, III	Director	March 2, 2011

* Trudy A. Rautio	Director	March 2, 2011

* Glen A. Taylor	Director	March 2, 2011

* Daryl J. White	Director	March 2, 2011

*By:	/s/ John L. Sullivan John L. Sullivan Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.59	Director Compensation Program Effective May 4, 2005 (As amended on February 10, 2011)
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002