Form 10-Q
period 2011-03-31
IMATION CORP
filed 2011-05-05
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,661,933 shares of Common Stock, par value $0.01 per share, were outstanding May 1, 2011.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net revenue	$316.5	$365.8
Cost of goods sold	262.5	304.1
Gross profit	54.0	61.7
Operating expenses:
Selling, general and administrative	50.2	53.1
Research and development	4.7	4.4
Goodwill impairment	1.6	—
Restructuring and other	0.9	4.0
Total	57.4	61.5
Operating (loss) income	(3.4)	0.2
Other (income) and expense:
Interest income	(0.2)	(0.2)
Interest expense	0.9	1.1
Other, net	1.4	2.9
Total	2.1	3.8
Loss before income taxes	(5.5)	(3.6)
Income tax provision (benefit)	1.7	(1.1)
Loss from continuing operations	(7.2)	(2.5)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.1)
Net loss	$(7.2)	$(2.6)
(Loss) earnings per common share — basic:
Continuing operations	$(0.19)	$(0.07)
Discontinued operations	—	—
Net loss	(0.19)	(0.07)
(Loss) earnings per common share — diluted:
Continuing operations	$(0.19)	$(0.07)
Discontinued operations	—	—
Net loss	(0.19)	(0.07)
Weighted average shares outstanding
Basic	38.0	37.7
Diluted	38.0	37.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$285.5	$304.9
Accounts receivable, net	224.9	258.8
Inventories	216.2	203.3
Other current assets	66.5	74.2
Total current assets	793.1	841.2
Property, plant and equipment, net	66.6	66.9
Intangible assets, net	315.3	320.4
Other assets	23.4	22.5
Total assets	$1,198.4	$1,251.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$206.2	$219.2
Other current liabilities	140.4	172.3
Total current liabilities	346.6	391.5
Other liabilities	71.4	77.8
Total liabilities	418.0	469.3
Shareholders’ equity	780.4	781.7
Total liabilities and shareholders’ equity	$1,198.4	$1,251.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(7.2)	$(2.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2.9	4.7
Amortization	6.0	5.8
Deferred income taxes, net of valuation allowance	(0.2)	2.6
Goodwill impairment	1.6	—
Inventory write-offs	1.2	—
Stock-based compensation	1.8	1.7
Other	1.6	2.0
Changes in operating assets and liabilities:
Litigation settlement payment	(2.6)	—
Accounts receivable	37.1	60.1
Inventories	(11.9)	18.9
Other assets	(4.0)	(12.7)
Accounts payable	(14.7)	(3.9)
Accrued payroll and other liabilities	(41.7)	(11.0)
Restricted cash	11.0	2.8
Net cash (used in) provided by operating activities	(19.1)	68.4
Cash Flows from Investing Activities:
Capital expenditures	(2.6)	(2.2)
Acquisition of Encryptx	(1.0)	—
License agreement payment	—	(5.0)
Other, net	—	0.1
Net cash used in investing activities	(3.6)	(7.1)
Cash Flows from Financing Activities:
Purchase of treasury stock	(2.2)	—
Exercise of stock options	0.5	—
Net cash used in financing activities	(1.7)	—
Effect of exchange rate changes on cash and cash equivalents	5.0	(0.5)
Net change in cash and cash equivalents	(19.4)	60.8
Cash and cash equivalents — beginning of period	304.9	163.4
Cash and cash equivalents — end of period	$285.5	$224.2
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
The December 31, 2010 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.
As a result of the wind down of our Global Data Media (GDM) business joint venture, these operations are presented in our historical Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

Note 2 — Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures for Imation was January 1, 2010, except for the gross presentation of the Level 3 roll forward information, which was required for interim reporting periods beginning January 1, 2011. The disclosures did not have a material impact on our Condensed Consolidated Financial Statements.
In December 2010, the FASB issued additional guidance for entities with reporting units that have carrying amounts equal to zero or are negative. These entities are required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, then Step 2 of the goodwill impairment test for those reporting unit(s) should be performed. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The effective date for these disclosures for Imation was January 1, 2011. This guidance did not have a material impact on our Condensed Consolidated Financial Statements.
In December 2010, the FASB issued additional and amended disclosure requirements for supplementary pro forma information related to business combinations. The effective date for this guidance for Imation is prospective for business combinations in which the acquisition date is on or after January 1, 2011. Further, this guidance impacts only annual disclosures. We do not expect these disclosures to have a material impact on our Consolidated Financial Statements.
A variety of proposed potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our Condensed Consolidated Financial Statements.

Note 3 — Earnings (Loss) per Common Share
Basic earnings per share is calculated using the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Unvested restricted stock and treasury shares are excluded from the calculation of weighted average number of common shares outstanding because they do not participate in dividends. Once restricted stock vests, it is included in our common shares outstanding.

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Numerator:
Loss from continuing operations	$(7.2)	$(2.5)
(Loss) income from discontinued operations	—	(0.1)
Net loss	$(7.2)	$(2.6)
Denominator:
Weighted average number of common shares outstanding during the period	38.0	37.7
Dilutive effect of stock-based compensation plans	—	—
Weighted average number of diluted shares outstanding during the period	38.0	37.7
Basic (loss) earnings per common share:
Continuing operations	$(0.19)	$(0.07)
Discontinued operations	—	—
Net loss	(0.19)	(0.07)
Diluted (loss) earnings per common share:
Continuing operations	$(0.19)	$(0.07)
Discontinued operations	—	—
Net loss	(0.19)	(0.07)
Anti-dilutive options excluded from calculation	4.1	4.6
Earnings per share amounts for continuing operations, discontinued operations and net loss, as presented on the Condensed Consolidated Statements of Operations, are calculated individually and may not sum due to rounding differences.

Note 4 — Acquisitions
BeCompliant Corporation (doing business as Encryptx)
On February 28, 2011, we acquired substantially all of the assets of BeCompliant Corporation (doing business as Encryptx), a technology leader in encryption and security solutions for removable storage devices and removable storage media. The purchase price was $2.3 million, consisting of a cash payment of $1.0 million and the estimated fair value of future contingent consideration of $1.3 million.
The purchase price allocation resulted in goodwill of $1.6 million relating to this acquisition, made up of expected synergies from combining operations and intangible assets that do not qualify for separate recognition. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. Since the carrying amount of all of our reporting units significantly exceeded their fair value, we immediately performed an impairment test. Based on the goodwill test performed, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired.
The effects of the acquisition did not materially impact our 2011 results of operations. Therefore, pro forma disclosures are not required and accordingly are not included.

Note 5 — Supplemental Balance Sheet Information

	March 31,	December 31,
(In millions)	2011	2010
	(Unaudited)
Accounts Receivable
Accounts receivable	$244.2	$279.4
Less reserves and allowances*	(19.3)	(20.6)
Accounts receivable, net	$224.9	$258.8
Inventories
Finished goods	$183.3	$175.0
Work in process	18.9	10.6
Raw materials and supplies	14.0	17.7
Total inventories	$216.2	$203.3
Other Current Assets
Deferred income taxes	$9.5	$9.1
Restricted cash	6.9	17.9
Assets held for sale	7.2	7.2
Taxes receivable	5.6	2.0
Other	37.3	38.0
Total other current assets	$66.5	$74.2
Property, Plant and Equipment
Property, plant and equipment	$350.3	$349.3
Less accumulated depreciation	(283.7)	(282.4)
Property, plant and equipment, net	$66.6	$66.9
Other Assets
Deferred income taxes	$12.6	$12.2
Other	10.8	10.3
Total other assets	$23.4	$22.5
Other Current Liabilities
Rebates	$46.3	$53.4
Levies	20.0	23.6
Accrued payroll	9.9	15.6
Litigation settlement — current	8.2	10.6
Employee separation costs	8.7	10.5
Other	47.3	58.6
Total other current liabilities	$140.4	$172.3
Other Liabilities
Pension	$19.0	$27.0
Litigation settlement — long-term	15.3	15.1
Deferred income taxes	3.8	3.4
Other	33.3	32.3
Total other liabilities	$71.4	$77.8

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, terms discounts and the inability of certain customers to make the required payment.

Note 6 — Intangible Assets and Goodwill
Intangible Assets

The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
March 31, 2011
Gross carrying amount	$333.1	$53.8	$59.3	$8.3	$454.5
Accumulated amortization	(47.7)	(49.3)	(38.7)	(3.5)	(139.2)
Intangible assets, net	$285.4	$4.5	$20.6	$4.8	$315.3
December 31, 2010
Gross carrying amount	$332.4	$54.2	$58.8	$8.3	$453.7
Accumulated amortization	(44.9)	(49.1)	(36.2)	(3.1)	(133.3)
Intangible assets, net	$287.5	$5.1	$22.6	$5.2	$320.4
Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Amortization expense	$6.0	$5.8
Goodwill
On February 28, 2011, we acquired substantially all of the assets of BeCompliant Corporation (doing business as Encryptx). The purchase price allocation resulted in goodwill of $1.6 million relating to this acquisition, made up of expected synergies from combining operations and intangible assets that do not qualify for separate recognition. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. Since the carrying amount of all of our reporting units significantly exceeded their fair value, we immediately performed an impairment test. Based on the goodwill test performed, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. See Note 4 herein for additional information.
Goodwill consists of the following:

(In millions)	March 31,	December 31,
	2011	2010
Goodwill	$153.9	$152.3
Accumulated impairment losses	(153.9)	(152.3)
Goodwill, net of accumulated impairment losses	$—	$—

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statement of Operations were as follows:

Three Months Ended
(In millions)	March 31, 2011
Restructuring
Severance and severance-related expense	$0.6
Lease termination costs	0.2
Other	0.1
Total restructuring	$0.9
2011 Manufacturing Redesign Restructuring Program
On January 13, 2011, the Board of Directors approved the 2011 manufacturing redesign restructuring program of up to $55 million to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK Corporation to jointly develop and manufacture magnetic tape technologies. Under the agreement, we will collaborate on the research and development of future tape formats in both companies' research centers in the United States and Japan, while consolidating tape coating operations to the TDK Yamanashi manufacturing facility. This program includes a total of approximately $50 million in restructuring and other charges, consisting of severance related costs of approximately $3 million, asset impairments of approximately $31 million primarily related to the Weatherford facility, inventory write-offs of approximately $14 million and other charges of approximately $2 million.
During the three months ended March 31, 2011, we recorded inventory write-offs of $1.0 million related to this program, which are included in cost of goods sold in our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $15.2 million of inventory write-offs, $31.2 million of asset impairment charges and $3.2 million of severance and related expenses.
Changes in the 2011 manufacturing redesign restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2010	$3.2	$—	$—	$3.2
Charges (1)	—	—	1.0	1.0
Usage (1)	(0.4)	—	(1.0)	(1.4)
Currency impacts	—	—	—	—
Accrued balance at March 31, 2011	$2.8	$—	$—	$2.8
(1) Other includes inventory write-offs of $1.0 million.
We expect the majority of the severance and related portion of this liability to be paid out during 2011.
2011 Corporate Strategy Restructuring Program
On January 31, 2011, the Board of Directors approved the 2011 corporate strategy restructuring program to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program include charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with the announced strategy. This program includes a total of approximately $35 million in restructuring and other charges, consisting of severance and related expenses of approximately $14 million, charges associated with certain benefit plans of approximately $11 million, lease termination expenses of approximately $5 million and other charges of approximately $5 million.
 During the three months ended March 31, 2011, we recorded a restructuring charge of $0.9 million, which included $0.6 million for severance and severance related expenses, $0.2 million for lease termination costs and $0.1 million of other charges. These costs were included in restructuring and other on our Condensed Consolidated Statements of Operations. We also recorded inventory write-offs of $0.2 million related to the planned rationalization of certain product lines as part of this program, which are included in cost of goods sold in our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $4.0 million of severance and related expenses, $0.3 million related to a pension curtailment charge, $0.2 million of inventory write-offs, $0.2 million of lease termination costs and $0.1 million of other charges.
Changes in the 2011 corporate strategy restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2010	$3.4	$—	$—	$3.4
Charges (1)	0.6	0.2	0.3	1.1
Usage (1)	(1.0)	(0.2)	(0.4)	(1.6)
Currency impacts	0.2	—	0.2	0.4
Accrued balance at March 31, 2011	$3.2	$—	$0.1	$3.3
(1) Other includes inventory write-offs of $0.2 million.
We expect the majority of the severance and related portion of this liability to be paid out during 2011.

Note 8 — Stock-Based Compensation
As of March 31, 2011, we had stock-based compensation awards outstanding under five plans (collectively, the Stock Plans) consisting of stock options, restricted stock and restricted stock units. As of March 31, 2011, there were 1,082,521 shares available for grant under our 2008 Stock Incentive Plan. No further shares were available for grant under any other Stock Plan.
Stock compensation expense consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Stock compensation expense	$1.8	$1.7
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2010	4,916,088	$24.10
Granted	12,524	11.31
Exercised	(44,889)	10.15
Cancelled	(79,342)	33.26
Forfeited	(18,591)	15.43
Outstanding March 31, 2011	4,785,790	$24.08
Exercisable as of March 31, 2011	3,074,075	$29.87
The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, the options generally become exercisable in full on the first anniversary of the grant date.
The weighted average grant date fair value of options that were granted for the three months ended March 31, 2011 was $4.95.
 The following table summarizes our weighted average assumptions used in the valuation of options:

2011
Volatility	44.6%
Risk-free interest rate	2.4%
Expected life (months)	66
Dividend yield	—%
As of March 31, 2011, there was $5.1 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2010	739,196	$11.34
Granted	6,871	11.31
Vested	(1,250)	13.13
Forfeited	(8,008)	13.83
Nonvested as of March 31, 2011	736,809	$11.31
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period. For employees, the restricted shares generally vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, the restricted shares generally vest in full on the first anniversary of the grant date.
As of March 31, 2011, there was $5.4 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.7 years.
The 2011 Stock Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Stock Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Stock Incentive Plan will be 4.5 million and the maximum number of shares that may be awarded pursuant to grants of awards other than options and stock appreciation rights is 1.1 million. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Stock Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Stock Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Stock Incentive Plan have been purchased or acquired; provided, however, that incentive stock options may not be granted after February 10, 2021. As a result of the approval and adoption of the 2011 Stock Incentive Plan, no further shares are available for grant under the 2008 Stock Incentive Plan.

Note 9 — Retirement Plans
Pension Plans
Effective January 1, 2010, the United States defined benefit pension plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. pension plan as of December 31, 2010, thus “freezing” the plan. Under the plan freeze, no pay credits will be made to a participant's account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process.
During the three months ended March 31, 2011, we contributed $9.3 million to our pension plans. We presently anticipate contributing approximately $3 million to $5 million to fund our pension plans during the remaining nine months of 2011.
Components of net periodic pension cost included the following:

	United States		International
	Three Months Ended March 31,
(In millions)	2011	2010	2011	2010
Service cost	$—	$0.4	$0.1	$0.2
Interest cost	1.1	1.2	0.7	0.6
Expected return on plan assets	(1.5)	(1.5)	(0.8)	(0.7)
Amortization of net actuarial (gain) loss	0.1	—	0.1	—
Amortization of prior service cost (credit)	—	0.1	(0.1)	—
Net periodic pension cost	$(0.3)	$0.2	$—	$0.1
Settlement	—	—	—	—
Total pension costs	$(0.3)	$0.2	$—	$0.1

Note 10 — Income Taxes
We are subject to income tax in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the three months ended March 31, 2011, we recorded an income tax provision of $1.7 million. The income tax provision (benefit) is based on the estimated annual effective tax rate for the year applied to “ordinary” income (loss). Ordinary income (loss) is pre-tax income (loss) excluding unusual or infrequently occurring discrete items. The overall estimated annual effective tax rate calculation excludes jurisdictions reporting losses for which no tax benefit is expected to be recognized during the year. A separate estimated annual effective tax rate was calculated for the jurisdictions reporting losses for which no tax benefit can be recognized. The effective income tax rate for the three months ended March 31, 2011 was (30.9) percent compared with 30.6 percent in the same period last year. The effective rate change was primarily due to the full valuation allowance on U.S. deferred tax assets and the mix of taxable income/loss by country.
The effective income tax rate for the three months ended March 31, 2011 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.
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
Our accounting for deferred tax consequences represents our best estimate of future events. A valuation allowance established or revised as a result of our assessment is recorded through income tax provision (benefit) in our Condensed Consolidated Statements of Operations. Changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.
We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. Our U.S. federal income tax returns for 2006 through 2009 remain subject to examination by the Internal Revenue Service (IRS). The IRS completed its field work for the 2006 through 2008 examination in the second quarter of 2010 and has proposed adjustments. The matter is currently in IRS appeals. Due to a valuation allowance against our U.S. deferred tax assets, if issues under appeals were lost, we expect the impact to our Consolidated Statement of Operations would only be interest in excess of the amounts already accrued. The years 2004 through 2009 remain subject to examination by foreign tax jurisdictions as well as state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by that tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded unrecognized tax benefits during the three months ended March 31, 2011. Our liability related to uncertain tax positions was $17.5 million as of each March 31, 2011 and December 31, 2010. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months.
Taxes collected from customers and remitted to governmental authorities that were included in revenue for the three month periods ended March 31, 2011 and 2010 were $5.0 million and $9.7 million, respectively.

Note 11 — Fair Value Measurements
At March 31, 2011 and 2010, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair value as discussed below.
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
As of March 31, 2011, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of currency forward, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).
Hedge gains of $0.1 million and $0.1 million were reclassified into the Condensed Consolidated Statement of Operations during the three month periods ended March 31, 2011 and 2010, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of March 31, 2011 was $0.4 million, pre-tax, which, depending on market factors, is expected to reverse in the Condensed Consolidated Balance Sheet or be reclassified into operations during the next three to nine months.
Our financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2011			December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative assets
Foreign currency option contracts	$—	$1.9	$—	$—	$3.5	$—
Foreign currency forward contracts	—	—	—	—	—	—
Derivative liabilities
Foreign currency option contracts	—	(1.5)	—	—	(2.3)	—
Foreign currency forward contracts	—	—	—	—	—	—
Total	$—	$0.4	$—	$—	$1.2	$—
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
The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows:

	March 31, 2011			December 31, 2010
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$184.5	$1.9	$(1.5)	$246.0	$3.5	$(2.3)
Other hedges not receiving hedge accounting	53.2	—	—	47.1	—	—
Total	$237.7	$1.9	$(1.5)	$293.1	$3.5	$(2.3)
On March 31, 2011 we entered into certain hedges not receiving hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of March 31, 2011, but do not have a value until the subsequent day.
The derivative gains and losses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 were as follows:

(In millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) on Effective Portion of Derivative Reclassification from Accumulated Other Comprehensive Income to Cost of Goods Sold, net	Pretax Gain (Loss) Recognized in the Condensed Statement of Operations in Other Expenses, net
Cash flow hedges designated as hedging instruments	$(0.8)	$0.1	$—
Other hedges not receiving hedge accounting	—	—	0.2
Total	$(0.8)	$0.1	$0.2
The derivative gains and losses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 were as follows:

(In millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) on Effective Portion of Derivative Reclassification from Accumulated Other Comprehensive Income to Cost of Goods Sold, net	Pretax Gain (Loss) Recognized in the Condensed Statement of Operations in Other Expenses, net
Cash flow hedges designated as hedging instruments	$0.7	$0.1	$—
Other hedges not receiving hedge accounting	—	—	(0.9)
Total	$0.7	$0.1	$(0.9)

Note 12 — Shareholders' Equity
Treasury Stock
Our Board of Directors has authorized the repurchase of a total of 3.0 million shares. As of March 31, 2011, we have repurchased 0.9 million shares of common stock and have remaining authorization to repurchase up to 2.1 million shares. As of March 31, 2011, we held, in total, 4.3 million shares of treasury stock acquired at an average price of $25.23 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2010	4,212,285
Purchases	191,716
Exercise of stock options	(44,889)
Restricted stock grants and other	(330)
401(k) matching contribution	(72,957)
Balance as of March 31, 2011	4,285,825
Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
(In millions)	2011	2010
Cumulative currency translation adjustment	$(42.0)	$(47.4)
Pension adjustments, net of income tax	(14.1)	(14.2)
Cash flow hedging and other, net of income tax	0.2	0.9
Total accumulated other comprehensive loss	$(55.9)	$(60.7)
Comprehensive loss consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Net loss	$(7.2)	$(2.6)
Cumulative currency translation adjustment	5.6	(4.8)
Pension adjustments, net of income taxes	0.1	0.1
Cash flow hedging and other, net of income tax	(0.7)	0.2
Total comprehensive loss	$(2.2)	$(7.1)

Note 13 — Segment Information
 Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling all of our product lines.
We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, stock-based compensation expense, inventory write-offs and restructuring and other expenses which are not allocated to the segments.

	Three Months Ended
	March 31,
(In millions)	2011	2010
Net Revenue
Americas	$143.1	$161.7
Europe	62.3	86.7
North Asia	74.2	81.3
South Asia	36.9	36.1
Total	$316.5	$365.8

	Three Months Ended
	March 31,
(In millions)	2011	2010
Operating Income (Loss)
Americas	$2.0	$9.1
Europe	0.9	1.8
North Asia	3.3	3.1
South Asia	0.4	1.0
Corporate and unallocated	(10.0)	(14.8)
Total	$(3.4)	$0.2

Corporate and unallocated amounts above include goodwill impairment, inventory write-offs related to our restructuring programs and restructuring and other expense of $2.5 million and $4.0 million for the three month periods ended March 31, 2011 and 2010, respectively.
We have three major product categories: traditional storage, emerging storage and electronics and accessories. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products include primarily DVDs, CDs and Blu-ray disc recordable media. Magnetic products include primarily data storage tape media. Other traditional storage products include primarily optical drives and audio and video tape media. Emerging storage products include flash memory and hard disk drive products, including secure USB flash drives, external hard disk drives, removable hard disk drives and solid state drives. Electronics and accessories include CD players, alarm clocks, portable boom boxes, MP3 players, Apple iPad®, iPod® and iPhone® accessories, headphones, speakers and gaming accessories.
Net revenue by product category was as follows:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Net Revenue
Traditional storage
Optical products	$127.7	$157.4
Magnetic products	82.5	90.0
Other traditional storage	12.6	16.1
Total traditional storage	222.8	263.5
Emerging storage	52.7	57.5
Electronics and accessories	41.0	44.8
Total	$316.5	$365.8

Note 14 — Litigation, Commitments and Contingencies
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of March 31, 2011, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2011 would not be material to our Condensed Consolidated Financial Statements.
On June 19, 2009, Advanced Research Corp. (ARC) sued Imation in Ramsey County District court for breach of contract relating to a supply agreement under which we purchase our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. ARC is alleging that we misrepresented the volumes of heads that we would require, and that ARC invested in a new facility in reliance on our forecasts. ARC has claimed damages in excess of $27.2 million and we have filed counterclaims against ARC for its failure to comply with the supply agreement and other agreements, claiming damages in excess of $8.5 million. In March 2010, both Imation and ARC filed motions for partial summary judgment, which motions were denied by the court on July 6, 2010. On July 27, 2010, the court granted ARC's motion to amend its complaint to add a claim for trade secret misappropriation. On March 29, 2011, Imation moved for summary judgment on the claim of trade secret misappropriation. A pre-trial settlement conference has been set for July 2011 and a trial date has been set for October 2011. Imation believes ARC's claims are without merit.
In some countries, primarily Europe and Canada, the sale of recordable optical media is subject to a private copying levy, which is an extra charge on purchases of these products. Imation collects the levies upon sale, and submits payment of the levies to copyright collective non-government agencies for distribution to content providers as “fair compensation” for the harm caused to them due to private copies made by natural persons of protected works. For several years the amount of the levy in Europe has been in question and the subject of various litigation and law making activities, to which we are not a party. We have continued to accrue the levies but are awaiting resolution before submitting some of the required payments. Depending on the final outcome of the various litigation and law making activities, if some amount less than what we have accrued does not need to be paid, this amount will be recorded as a reduction to our cost of goods sold in the period that the resolution is determined. During the first quarter of 2011, we reversed $2.1 million of the accrual because of court decisions which clarify the circumstances in which we are required to pay certain levies. The reversal was recorded as a benefit to cost of goods sold in the Condensed Consolidated Statement of Operations.

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

Executive Summary
Consolidated Results of Operations for the Three Months Ended March 31, 2011

•	Net revenue from continuing operations of $316.5 million for the three months ended March 31, 2011 was down 13.5 percent compared with $365.8 million in the same period last year.

•	Operating loss was $3.4 million for the three months ended March 31, 2011, compared with operating income of $0.2 million in the same period last year.

•
Diluted loss per share from continuing operations was $0.19 for the three months ended March 31, 2011, compared with diluted loss per share from continuing operations of $0.07 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2011

•	Cash and cash equivalents totaled $285.5 million as of March 31, 2011, compared with $304.9 million at December 31, 2010.

•	Cash flow used in operating activities was $19.1 million for the three months ended March 31, 2011, compared with cash provided by operating activities of $68.4 million in the same period last year.
During the quarter, we transitioned our magnetic tape manufacturing from our Weatherford, Oklahoma site to TDK's Japan location.
On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. While these events in Japan created temporary local business disruptions, the TDK tape manufacturing operations were not significantly affected and our tape supply remains as planned. Any ongoing instability in Japan is not expected to affect the manufacturing of our tape supply at the TDK facility. We expect no significant impact to our long-lived assets, inventory or the collectability of customer receivables in Japan.
We are, however, beginning to see significant raw material price increases for products sourced in Asia. This is especially affecting petroleum-based products such as optical media. Therefore, we expect increasing pressure on margins in our optical business.

Results of Operations
Net Revenue

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Net revenue	$316.5	$365.8	(13.5)%
Our worldwide revenue for the three months ended March 31, 2011 was negatively impacted by overall price erosion of nine percent and overall volume declines of six percent, offset partially by a favorable foreign currency impact of two percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $40.7 million, including $29.7 million from optical products and $7.5 million from magnetic products, as well as $4.8 million from emerging storage products driven by planned rationalization of low margin products and $3.8 million from electronics and accessories driven by planned rationalization of our video products.

Gross Profit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Gross profit	$54.0	$61.7	(12.5)%
Gross margin	17.1%	16.9%
Our gross margin as a percent of revenue remained relatively flat for the three months ended March 31, 2011, compared with the same period last year. Gross margin was improved over the same period last year due primarily to higher gross margins on emerging storage products as well as the reversal of $2.1 million of accrued levies, partially offset by lower gross margins on optical products and inventory write-offs of $1.2 million which were part of our restructuring plans.

Selling, General and Administrative (SG&A)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Selling, general and administrative	$50.2	$53.1	(5.5)%
As a percent of revenue	15.9%	14.5%
SG&A expense decreased for the three months ended March 31, 2011, compared with the same period last year, due to restructuring activities and cost control actions. SG&A expense as a percentage of revenue increased for the three months ended March 31, 2011, compared with the same period last year due mainly to lower revenue.
During the remainder of 2011 we plan to continue to invest in information technology decision making tools, expand sales and marketing coverage for the value added reseller and original equipment manufacturer (OEM) channels and expand our international operations particularly in China. These investments are expected to increase our SG&A expense compared to 2010.

Research and Development (R&D)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Research and development	$4.7	$4.4	6.8%
As a percent of revenue	1.5%	1.2%
R&D expense increased for the three months ended March 31, 2011, compared with the same period last year, due to concentrated focus on the development of our emerging storage products. R&D expense as a percent of revenue for the three months ended March 31, 2011 remained relatively flat compared with the same period last year.
During the remainder of 2011 we plan to continue to invest in additional R&D activities in four core product technology areas: secure storage, scalable storage, wireless/connectivity and magnetic tape. These investments are expected to result in an increase of more than 30 percent in R&D compared to 2010.

Goodwill Impairment

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Goodwill impairment	$1.6	$—	NM

NM -	Not Meaningful
On February 28, 2011, we acquired substantially all of the assets of BeCompliant Corporation (doing business as Encryptx). The purchase price allocation resulted in goodwill of $1.6 million relating to this acquisition, made up of expected synergies from combining operations and intangible assets that do not qualify for separate recognition. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. Since the carrying amount of all of our reporting units significantly exceeded their fair value, we immediately performed an impairment test. Based on the goodwill test performed, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition.

Restructuring and Other

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Restructuring and other	$0.9	$4.0	(77.5)%
Restructuring and other expense for the three months ended March 31, 2011 was related to our 2011 corporate strategy restructuring program and included severance related costs of $0.6 million, lease termination costs of $0.2 million and other charges of $0.1 million. During the remainder of 2011 we expect to incur restructuring charges of approximately $2 million related to the 2011 manufacturing redesign restructuring program and $31 million related to the 2011 corporate strategy restructuring program.
Restructuring expense for the three months ended March 31, 2010 was related to our 2008 corporate redesign restructuring program and included $1.6 million of severance and related costs and $0.2 million of lease termination costs. Other expenses included costs associated with the retirement of our former Vice Chairman and Chief Executive Officer, including a severance related charge of $1.4 million and a charge of $0.8 million related to the early vesting of his unvested options and restricted stock.

Operating (Loss) Income

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Operating (loss) income	$(3.4)	$0.2	NM
As a percent of revenue	(1.1)%	0.1%

NM -	Not Meaningful
Operating income decreased for the three months ended March 31, 2011, compared with the same period last year, driven by lower gross profit of $7.7 million primarily as a result of lower revenue, partially offset by lower operating expenses of $2.6 million and lower restructuring and other expenses of $3.1 million, each as discussed above.

Other (Income) and Expense

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Interest income	$(0.2)	$(0.2)	—%
Interest expense	0.9	1.1	(18.2)%
Other, net	1.4	2.9	(51.7)%
Total	2.1	3.8	(44.7)%
As a percent of revenue	0.7%	1.0%
Other expense decreased for the three months ended March 31, 2011, compared to the same period last year, due to decreases in foreign currency losses of $0.9 million and declines in other expenses of $0.6 million.

Income Tax Provision (Benefit)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Income tax provision (benefit)	$1.7	$(1.1)	(254.5)%
Effective tax rate	(30.9)%	30.6%
The change in the effective rate of income tax provision (benefit) for the three months ended March 31, 2011 compared with the same period last year, was due primarily to a full valuation allowance on U.S. deferred tax assets and the mix of taxable income/loss by country. See Note 10 to the Condensed Consolidated Financial Statements for further information about the valuation allowance related to the U.S. deferred tax assets.

Segment Results
Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling all of our product lines.
We evaluate segment performance based on revenue and operating income. Revenue for each segment is generally based on customer location where the product is shipped. The operating income reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, inventory write-offs, stock-based compensation expense and restructuring and other expenses which are not allocated to the segments.
Information related to our segments is as follows:

Americas

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Net revenue	$143.1	$161.7	(11.5)%
Operating income	2.0	9.1	(78.0)%
As a percent of revenue	1.4%	5.6%
The Americas segment is our largest segment comprising 45.2 percent of our revenue for the three months ended March 31, 2011. The Americas segment revenue decreased for the three months ended March 31, 2011, compared with the same period last year, due to price erosion of six percent and overall volume declines of six percent. From a product perspective, the decrease in revenue was driven primarily by lower revenue from optical products of $9.3 million, electronics and accessories of $6.1 million and magnetic products of $3.6 million.
Operating income decreased for the three months ended March 31, 2011, compared with the same period last year, driven mainly by lower revenue and lower gross margin percentages on optical and magnetic products, offset partially by lower SG&A costs.

Europe

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Net revenue	$62.3	$86.7	(28.1)%
Operating income	0.9	1.8	(50.0)%
As a percent of revenue	1.4%	2.1%
The Europe segment comprised 19.7 percent of our revenue for the three months ended March 31, 2011. The Europe segment revenue decreased for the three months ended March 31, 2011, compared with the same period last year, due to price erosion of 2 percent, overall volume decreases of 25 percent and unfavorable foreign currency impacts of 1 percent. From a product perspective, the decrease in revenue was driven by lower revenue from traditional storage products, including optical products of $15.8 million and magnetic products of $4.2 million, as well as lower revenue from emerging storage products of $2.6 million.
Operating income decreased for the three months ended March 31, 2011, compared with the same period last year, driven by the lower revenue and lower gross margin percentages on magnetic products, offset partially by lower SG&A costs.

North Asia

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Net revenue	$74.2	$81.3	(8.7)%
Operating income	3.3	3.1	6.5%
As a percent of revenue	4.4%	3.8%
The North Asia segment comprised 23.4 percent of our revenue for the three months ended March 31, 2011. The North Asia segment revenue decreased for the three months ended March 31, 2011, compared with the same period last year, due to price erosion of 21 percent, offset partially by overall volume increases of 4 percent and favorable foreign currency impacts of 8 percent. From a product perspective, the decrease in revenue was driven primarily by lower revenue from the planned rationalization of low margin emerging storage products of $3.7 million and from optical products of $3.1 million. Revenue was modestly lower due to the earthquake and related events in Japan.
Operating income was basically flat for the three months ended March 31, 2011, compared with the same period last year, driven by decreased revenue offset by higher gross margin percentages on emerging storage products. Operating income modestly decreased due to the earthquake and related events in Japan.

South Asia

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Net revenue	$36.9	$36.1	2.2%
Operating income	0.4	1.0	(60.0)%
As a percent of revenue	1.1%	2.8%
The South Asia segment comprised 11.7 percent of our revenue for the three months ended March 31, 2011. The South Asia segment revenue increased for the three months ended March 31, 2011, compared with the same period last year, due to overall volume increases of ten percent and favorable foreign currency impacts of five percent, offset partially by price erosion of twelve percent. From a product perspective, the increase in revenue was driven by higher revenue from electronics and accessories of $1.5 million and emerging storage products of $1.0 million, partially offset by lower revenue from traditional storage of $1.7 million.
Operating income decreased for the three months ended March 31, 2011, compared with the same period last year, driven by lower margins on traditional storage products and increased SG&A costs, partially offset by increased sales of higher gross margin emerging storage products.

Corporate and Unallocated

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2011	2010
Operating costs	$(10.0)	$(14.8)	(32.4)%
The corporate and unallocated operating loss includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as goodwill charges, R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense. The corporate and unallocated operating loss decreased for the three months ended March 31, 2011, compared with the same period last year, driven primarily by benefits from the rationalization of our manufacturing facility in Weatherford, Oklahoma.

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
Changes in foreign currency translation rates for the three months ended March 31, 2011 positively impacted worldwide revenue by two percent compared with three percent for the same period last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
Our cash and cash equivalents balance as of March 31, 2011 was $285.5 million, a decrease of $19.4 million from $304.9 million as of December 31, 2010. The decrease was primarily attributable to cash contributions to our pension plans, annual incentive payments, a litigation settlement payment and treasury stock purchases.
Our accounts receivable balance as of March 31, 2011 was $224.9 million, a decrease of $33.9 million from $258.8 million as of December 31, 2010 as a result of lower sales in the first part of the quarter. Days sales outstanding was 58 days as of March 31, 2011, up 1 day from December 31, 2010. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of March 31, 2011 was $216.2 million, an increase of $12.9 million from $203.3 million as of December 31, 2010. Days of inventory supply was 78 days as of March 31, 2011, up 9 days from December 31, 2010. These increases were a result of increased inventory production for certain magnetic products due to the closing of our manufacturing facility in Weatherford, Oklahoma as well as lower sales of optical products during the quarter. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of March 31, 2011 was $206.2 million, a decrease of $13.0 million from $219.2 million as of December 31, 2010. The decrease in accounts payable was primarily due to payments in the normal course of business coupled with reduced purchases compared to the previous quarter.
Our other current liabilities balance as of March 31, 2011 was $140.4 million, a decrease of $31.9 million from $172.3 million as of December 31, 2010. The decrease was primarily due to the payment associated with the TDK value added tax liability for which management restricted cash in 2009, annual incentive payments to employees and the timing of annual payments in programs associated with rebate accruals.
In some countries, primarily Europe and Canada, the sale of recordable optical media is subject to a private copying levy, which is an extra charge on purchases of these products. Imation collects the levies upon sale, and submits payment of the levies to copyright collective non-government agencies for distribution to content providers as “fair compensation” for the harm caused to them due to private copies made by natural persons of protected works. For several years the amount of the levy in Europe has been in question and the subject of various litigation and law making activities, to which we are not a party. We have continued to accrue the levies but are awaiting resolution before submitting some of the required payments. Depending on the final outcome of the various litigation and law making activities, if some amount less than what we have accrued does not need to be paid, this amount will be recorded as a reduction to our cost of goods sold in the period that the resolution is determined. During the first quarter of 2011, we reversed $2.1 million of the accrual because of court decisions which clarify the circumstances in which we are required to pay certain levies. The reversal was recorded as a benefit to cost of goods sold in the Condensed Consolidated Statement of Operations.

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010
Net loss	$(7.2)	$(2.6)
Adjustments to reconcile net income to net cash provided by operating activities	14.9	16.8
Changes in operating assets and liabilities	(26.8)	54.2
Net cash (used in) provided by operating activities	$(19.1)	$68.4
Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash used in operating activities of $19.1 million for the three months ended March 31, 2011. Cash payments included $9.3 million of pension funding, $7.1 million related to annual incentive payments, $2.6 million related to a litigation settlement payment and $2.5 million under our restructuring programs.
Cash provided by operating activities of $68.4 million for the three months ended March 31, 2010, was driven primarily by collection of our seasonally strong fourth quarter revenues as well as significant progress toward working capital improvement initiatives. Cash payments included $10.0 million related to our annual incentive payments, $2.5 million under our restructuring programs and $1.2 million of pension funding.
Cash Flows Used in Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010
Capital expenditures	$(2.6)	$(2.2)
Acquisition of Encryptx	(1.0)	—
License agreement payment	—	(5.0)
Other, net	—	0.1
Net cash used in investing activities	$(3.6)	$(7.1)
Cash used in investing activities for the three months ended March 31, 2011, included $2.6 million of capital expenditures and $1.0 million to acquire Encryptx. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition. Cash used in investing activities for the three months ended March 31, 2010, included $2.2 million of capital expenditures and $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems.
Cash Flows Used in Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010
Purchase of treasury stock	$(2.2)	$—
Exercise of stock options	0.5	—
Net cash used in financing activities	$(1.7)	$—
On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock, of which 2.1 million shares remain outstanding as of March 31, 2011. During the three months ended March 31, 2011 we repurchased 0.2 million shares. We did not repurchase shares during 2010.
On March 30, 2006, we entered into a credit agreement. The credit agreement was most recently amended on August 3, 2010 and expires March 29, 2013. The credit agreement includes a senior revolving credit facility amount of $200 million, including sublimits of $150 million in the United States and $50 million in Europe. Advances are limited to the lesser of the sublimit(s) and the borrowing base as defined by the agreement. As of March 31, 2011, our total availability under the credit facility was $111.4 million. The credit agreement is secured by our Oakdale headquarters and all of our personal property and the personal property of certain other subsidiaries.
Borrowings under the credit agreement bare a variable rate of interest which during the three months ending March 31, 2011 would have been approximately 5.0 percent. During the period we did not have borrowings under the credit agreement.

The credit agreement contains covenants which are customary for similar. credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of March 31, 2011. The credit agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. At March 31, 2011 the condition did not arise such that the Consolidated Fixed Charge Coverage Ratio was required as a covenant.
Our liquidity needs for the remaining nine months of 2011 include the following: restructuring payments of up to $37.5 million, approximately $11 million related to organic investment opportunities, capital expenditures of up to $8 million, a litigation settlement payment of $8.3 million, pension funding of approximately $3 million to $5 million, operating lease payments of approximately $7 million, any amounts associated with strategic acquisitions and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.

Contractual Obligations
A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no significant changes to our contractual obligations for the first three months of 2010.

Fair Value Measurements
See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Critical Accounting Policies and Estimates
 A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no significant changes to these accounting policies for the first three months of 2011.

Recent Accounting Pronouncements
 See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Forward-Looking Statements and Risk Factors
We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the Securities and Exchange Commission and in our reports to shareholders.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; the ready availability and price of energy and key raw materials or critical components; our ability to pass along price increases to our customers; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to introduce new offerings in a timely manner either independently or in association with TDK, OEMs and other third parties and the market acceptance of newly introduced product and service offerings; continuing uncertainty in global and regional economic conditions; our ability to identify, integrate and realize the expected benefits from any acquisition which may occur in connection with our strategy; our ability to realize the benefits from our global sourcing and development strategy for magnetic data storage products and the related restructuring; the volatility of the markets in which we operate; foreign currency fluctuations; our ability to source and deliver products to our customers at acceptable quality, volume and cost levels; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to meet our revenue growth, gross margin and earnings targets; our ability to secure adequate supply of certain high demand products at acceptable prices; our ability to efficiently source, warehouse and distribute our products globally; a material change in customer relationships or in customer demand for products; the future financial and operating performance of major customers and industries served; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the possibility that our long-lived assets for any goodwill that we acquire in the future may become impaired; the outcome of any pending or future litigation; and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2010. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2010.
 As of March 31, 2011, we had $237.7 million notional amount of foreign currency forward and option contracts of which $53.2 million hedged recorded balance sheet exposures. This compares to $293.1 million notional amount of foreign currency forward and option contracts as of December 31, 2010, of which $47.1 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2011 by $5.8 million.

Item 4. Controls and Procedures.
 Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2011, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications. In accordance with accounting principles generally accepted in the United States of America, we record a liability in our Condensed Consolidated Financial Statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of March 31, 2011, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2011 would not be material to our Condensed Consolidated Financial Statements.

On June 19, 2009, Advanced Research Corp. (ARC) sued Imation in Ramsey County District court for breach of contract relating to a supply agreement under which we purchase our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. ARC is alleging that we misrepresented the volumes of heads that we would require, and that ARC invested in a new facility in reliance on our forecasts. ARC has claimed damages in excess of $27.2 million and we have filed counterclaims against ARC for its failure to comply with the supply agreement and other agreements, claiming damages in excess of $8.5 million. In March 2010, both Imation and ARC filed motions for partial summary judgment, which motions were denied by the court on July 6, 2010. On July 27, 2010, the court granted ARC's motion to amend its complaint to add a claim for trade secret misappropriation. On March 29, 2011, Imation moved for summary judgment on the claim of trade secret misappropriation. A pre-trial settlement conference has been set for July 2011 and a trial date has been set for October 2011. Imation believes ARC's claims are without merit.

Item 1A. Risk Factors.
 There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
January 1, 2011 - January 31, 2011	—	$—	—	2,315,900
February 1, 2011 - February 28, 2011	463	11.70	—	2,315,900
March 1, 2011 - March 31, 2011	191,716	11.25	191,716	2,124,184
Total	192,179	$11.25	191,716	2,124,184
(a) The purchases in this column include shares repurchased as part of our publicly announced programs and include 463 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) Our Board of Directors has authorized the repurchase of a total of 3.0 million shares of which we have repurchased 0.9 million shares of common stock and have remaining authorization to repurchase up to 2.1 million shares. The authorization has no expiration date.

Item 3. Defaults Upon Senior Securities.
 Not Applicable

Item 4. (Removed and Reserved)

Item 5. Other Information.
 Not Applicable

Item 6. Exhibits.
 The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Form of Stock Option Agreement for Executives Officers under the 2011 Stock Incentive Plan
10.2	Form of Restricted Stock Award Agreement for Executive Officers under the 2011 Stock Incentive Plan
10.3	Form of Performance Award Agreement for Executive Officers under the 2011 Stock Incentive Plan
10.4	Form of Stock Option Agreement for Directors under the 2011 Stock Incentive Plan
10.5	Form of Restricted Stock Award Agreement for Directors under the 2011 Stock Incentive Plan
10.6	Form of Stock Option Agreement for Executive Officers under the 2008 Stock Incentive Plan (3 yr vest)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	May 5, 2011	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized office and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Form of Stock Option Agreement for Executives Officers under the 2011 Stock Incentive Plan
10.2	Form of Restricted Stock Award Agreement for Executive Officers under the 2011 Stock Incentive Plan
10.3	Form of Performance Award Agreement for Executive Officers under the 2011 Stock Incentive Plan
10.4	Form of Stock Option Agreement for Directors under the 2011 Stock Incentive Plan
10.5	Form of Restricted Stock Award Agreement for Directors under the 2011 Stock Incentive Plan
10.6	Form of Stock Option Agreement for Executive Officers under the 2008 Stock Incentive Plan (3 yr vest)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002