Form 10-Q
period 2011-06-30
IMATION CORP
filed 2011-08-09
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,465,959 shares of Common Stock, par value $0.01 per share, were outstanding August 4, 2011.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$323.0	$354.4	$639.5	$720.2
Cost of goods sold	269.0	295.9	531.5	600.0
Gross profit	54.0	58.5	108.0	120.2
Operating expenses:
Selling, general and administrative	47.9	51.5	98.1	104.6
Research and development	5.0	3.9	9.7	8.3
Goodwill impairment	—	23.5	1.6	23.5
Restructuring and other	10.4	3.4	11.3	7.4
Total	63.3	82.3	120.7	143.8
Operating (loss) income	(9.3)	(23.8)	(12.7)	(23.6)
Other (income) and expense:
Interest income	(0.2)	(0.2)	(0.4)	(0.4)
Interest expense	1.0	1.0	1.9	2.1
Other, net	1.7	2.1	3.1	5.0
Total	2.5	2.9	4.6	6.7
Loss before income taxes	(11.8)	(26.7)	(17.3)	(30.3)
Income tax provision (benefit)	0.7	(11.0)	2.4	(12.1)
Loss from continuing operations	(12.5)	(15.7)	(19.7)	(18.2)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net loss	$(12.5)	$(15.7)	$(19.7)	$(18.3)
(Loss) earnings per common share — basic:
Continuing operations	$(0.33)	$(0.42)	$(0.52)	$(0.48)
Discontinued operations	—	—	—	—
Net loss	(0.33)	(0.42)	(0.52)	(0.49)
(Loss) earnings per common share — diluted:
Continuing operations	$(0.33)	$(0.42)	$(0.52)	$(0.48)
Discontinued operations	—	—	—	—
Net loss	(0.33)	(0.42)	(0.52)	(0.49)
Weighted average shares outstanding
Basic	37.8	37.8	37.9	37.7
Diluted	37.8	37.8	37.9	37.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$257.8	$304.9
Accounts receivable, net	219.8	258.8
Inventories	221.8	203.3
Other current assets	61.7	74.2
Total current assets	761.1	841.2
Property, plant and equipment, net	61.9	66.9
Intangible assets, net	320.8	320.4
Goodwill	21.9	—
Other assets	24.0	22.5
Total assets	$1,189.7	$1,251.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$200.9	$219.2
Other current liabilities	138.9	172.3
Total current liabilities	339.8	391.5
Other liabilities	79.2	77.8
Total liabilities	419.0	469.3
Shareholders’ equity	770.7	781.7
Total liabilities and shareholders’ equity	$1,189.7	$1,251.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(19.7)	$(18.3)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.7	9.1
Amortization	12.2	11.8
Deferred income taxes	0.8	(6.3)
Goodwill impairment	1.6	23.5
Asset disposals	7.0	—
Inventory write-offs	1.5	—
Stock-based compensation	3.6	3.2
Pension settlement	1.0	—
Other	6.5	2.4
Changes in operating assets and liabilities:
Litigation settlement payment	(2.6)	—
Accounts receivable	46.1	66.6
Inventories	(15.3)	6.0
Other assets	(3.9)	(0.3)
Accounts payable	(22.6)	26.7
Accrued payroll and other liabilities	(47.7)	(24.4)
Restricted cash	10.5	2.5
Net cash (used in) provided by operating activities	(15.3)	102.5
Cash Flows from Investing Activities:
Capital expenditures	(4.5)	(3.5)
Acquisitions	(25.5)	—
License agreement payment	—	(5.0)
Other, net	—	0.1
Net cash used in investing activities	(30.0)	(8.4)
Cash Flows from Financing Activities:
Purchase of treasury stock	(6.8)	—
Exercise of stock options	0.6	—
Net cash used in financing activities	(6.2)	—
Effect of exchange rate changes on cash and cash equivalents	4.4	(6.2)
Net change in cash and cash equivalents	(47.1)	87.9
Cash and cash equivalents — beginning of period	304.9	163.4
Cash and cash equivalents — end of period	$257.8	$251.3

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
As a result of the wind down of our Global Data Media (GDM) business joint venture, those operations are presented in our historical Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

Note 2 — Recently Issued or Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance comparability between entities that report under generally accepted accounting principles in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. This guidance is effective for interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will change the presentation of our Consolidated Statements of Shareholders' Equity and Comprehensive Income.
In May 2011, the FASB issued amended disclosure requirements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for reporting periods beginning January 1, 2012. We do not expect these disclosures to have a material impact on our Condensed Consolidated Financial Statements.
In January 2010, the FASB issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures for Imation was January 1, 2010, except for the gross presentation of the Level 3 roll forward information, which was required for interim reporting periods beginning January 1, 2011. The disclosures did not have a material impact on our Condensed Consolidated Financial Statements.
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

In December 2010, the FASB issued additional and amended annual disclosure requirements for supplementary pro forma information related to business combinations. The effective date for this guidance for Imation is prospective for business combinations on or after January 1, 2011. We do not expect these disclosures to have a material impact on our Condensed Consolidated Financial Statements.
A variety of proposed potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our Condensed Consolidated Financial Statements.We intend to adopt all applicable newly issued accounting pronouncements when effective.

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
The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(12.5)	$(15.7)	(19.7)	(18.2)
(Loss) income from discontinued operations	—	—	—	(0.1)
Net loss	$(12.5)	$(15.7)	$(19.7)	$(18.3)
Denominator:
Weighted average number of common shares outstanding during the period	37.8	37.8	37.9	37.7
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period	37.8	37.8	37.9	37.7
Basic (loss) earnings per common share:
Continuing operations	$(0.33)	$(0.42)	$(0.52)	$(0.48)
Discontinued operations	—	—	—	—
Net loss	(0.33)	(0.42)	(0.52)	(0.49)
Diluted (loss) earnings per common share:
Continuing operations	$(0.33)	$(0.42)	$(0.52)	$(0.48)
Discontinued operations	—	—	—	—
Net loss	(0.33)	(0.42)	(0.52)	(0.49)
Anti-dilutive options excluded from calculation	5.3	4.4	4.4	4.9
Earnings per share amounts for continuing operations, discontinued operations and net loss, as presented on the Condensed Consolidated Statements of Operations, are calculated individually and may not sum due to rounding differences.

Note 4 — Acquisitions
MXI Security
On June 4, 2011, we acquired substantially all of the assets of MXI Security, a leader in high-security and privacy technologies, from Memory Experts International Inc. MXI Security sells encrypted and biometric USB drives (MXI Stealth Key), encrypted and biometric hard disk drives (MXI Stealth HD), secure portable desktop solutions (Stealth Zone), and software solutions. MXI Security products contain various security features such as password authentication, encryption, and remote manageability. The preliminary purchase price consisted of a cash payment of $24.5 million and the estimated fair value of future contingent consideration of $9.2 million, totaling $33.7 million.
The preliminary purchase price allocation resulted in goodwill of $21.9 million, made up of expected strategic synergies and intangible assets that do not qualify for separate recognition. MXI Security is included in our existing Americas operating segment and functions as a business with discrete financial information available. Therefore, MXI Security is a separate reporting unit for the purposes of goodwill impairment testing. Goodwill will be tested for impairment annually or when there are indications that impairment might exist.
The following table illustrates our preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Accounts receivable and other assets	$0.8
Inventories	1.1
Intangible assets	10.6
Goodwill	21.9
Accounts payable and other liabilities	(0.7)
$33.7
Our preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
(In millions)	Amount	Average Life
Trademark	$0.7	10 years
Supply agreement	1.4	3 years
Customer relationships	1.0	8 years
Proprietary technology	7.5	6 years
	$10.6
The effects of the acquisition did not materially impact our 2011 results of operations. Therefore, pro forma disclosures are not required and, accordingly, are not included.
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
The purchase price allocation resulted in goodwill of $1.6 million, made up of expected strategic synergies and intangible assets that do not qualify for separate recognition. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. As of March 31, 2011, the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed as of March 31, 2011, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. As a result, a $1.6 million goodwill impairment charge was recorded during the three months ended March 31, 2011 in the Condensed Consolidated Statements of Operations.
The effects of the acquisition did not materially impact our 2011 results of operations. Therefore, pro forma disclosures are not required and, accordingly, are not included.

Note 5 — Supplemental Balance Sheet Information

	June 30,	December 31,
(In millions)	2011	2010

Accounts Receivable
Accounts receivable	$238.1	$279.4
Less reserves and allowances*	(18.3)	(20.6)
Accounts receivable, net	$219.8	$258.8
Inventories
Finished goods	$194.0	$175.0
Work in process	18.2	10.6
Raw materials and supplies	9.6	17.7
Total inventories	$221.8	$203.3
Other Current Assets
Deferred income taxes	$8.1	$9.1
Restricted cash	8.5	17.9
Assets held for sale (Note 7)	3.2	7.2
Taxes receivable	5.2	2.0
Other	36.7	38.0
Total other current assets	$61.7	$74.2
Property, Plant and Equipment (Note 7)
Property, plant and equipment	$250.1	$349.3
Less accumulated depreciation	(188.2)	(282.4)
Property, plant and equipment, net	$61.9	$66.9
Other Assets
Deferred income taxes	$13.1	$12.2
Other	10.9	10.3
Total other assets	$24.0	$22.5
Other Current Liabilities
Rebates	$43.5	$53.4
Levies	21.9	23.6
Accrued payroll	13.2	15.6
Litigation settlement — current	8.3	10.6
Employee separation costs	4.6	10.5
Other	47.4	58.6
Total other current liabilities	$138.9	$172.3
Other Liabilities
Pension	$17.4	$27.0
Litigation settlement — long-term	15.5	15.1
Deferred income taxes	3.7	3.4
Other	42.6	32.3
Total other liabilities	$79.2	$77.8

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, discounted terms and the inability of certain customers to make the required payment.

Note 6 — Intangible Assets and Goodwill
Intangible Assets

The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
June 30, 2011
Gross carrying amount	$342.7	$55.1	$60.6	$8.3	$466.7
Accumulated amortization	(50.7)	(50.2)	(41.2)	(3.8)	(145.9)
Intangible assets, net	$292.0	$4.9	$19.4	$4.5	$320.8
December 31, 2010
Gross carrying amount	$332.4	$54.2	$58.8	$8.3	$453.7
Accumulated amortization	(44.9)	(49.1)	(36.2)	(3.1)	(133.3)
Intangible assets, net	$287.5	$5.1	$22.6	$5.2	$320.4
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Amortization expense	$6.2	$6.0	$12.2	$11.8
Based on the intangible assets in service as of June 30, 2011, estimated amortization expense for the remainder of 2011 and for each of the next four years ending December 31 is as follows:

(In millions)	2011	2012	2013	2014	2015
Amortization expense	$12.0	$25.4	$20.1	$14.8	$12.8
Goodwill
See Note 4 herein for discussion of acquisitions and related goodwill acquired during the six months ended June 30, 2011.
Goodwill consists of the following:

(In millions)	June 30,	December 31,
	2011	2010
Goodwill	$175.8	$152.3
Accumulated impairment losses	(153.9)	(152.3)
Goodwill, net of accumulated impairment losses	$21.9	$—

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2011	June 30, 2011
Restructuring
Severance and related	$0.7	$1.3
Lease termination costs	0.2	0.4
Other	$0.3	$0.4
Total restructuring	$1.2	$2.1
Other
Pension settlement	1.0	1.0
Asset disposals	7.0	7.0
Acquisition and integration related costs	1.2	1.2
Total	$10.4	$11.3
2011 Manufacturing Redesign Restructuring Program
On January 13, 2011, the Board of Directors approved the 2011 manufacturing redesign restructuring program of up to $55 million to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK Corporation to jointly develop and manufacture magnetic tape technologies. Under the agreement, we are collaborating on the research and development of future tape formats in both companies' research centers in the United States and Japan, while consolidating tape coating operations to the TDK Yamanashi manufacturing facility. This program includes a total of approximately $50 million in restructuring and other charges, consisting of severance and related costs of approximately $3 million, asset impairments of approximately $31 million primarily related to the Weatherford facility, inventory write-offs of approximately $14 million and other charges of approximately $2 million.
During the three months ended June 30, 2011 no additional costs were incurred related to this program. During the six months ended June 30, 2011 we recorded inventory write-offs of $1.0 million related to this program, which are included in cost of goods sold in our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $15.2 million of inventory write-offs, $31.2 million of asset impairment charges and $3.2 million of severance and related expenses.
As of June 30, 2011, the Weatherford facility met the held for sale criteria outlined in the accounting guidance for the sale of a long-lived asset. Accordingly, the book value of the building and property, $3.0 million, was transferred into other current assets on the Condensed Consolidated Balance Sheet and is no longer being depreciated.
Changes in the 2011 manufacturing redesign restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2010	$3.2	$—	$—	$3.2
Charges (1)	—	—	1.0	1.0
Usage (1)	(0.4)	—	(1.0)	(1.4)
Currency impacts	—	—	—	—
Accrued balance at March 31, 2011	$2.8	$—	$—	$2.8
Charges	—	—	—	—
Usage	(2.3)	—	—	(2.3)
Currency Impacts	—	—	—	—
Accrued balance at June 30, 2011	$0.5	$—	$—	$0.5
(1) Other includes inventory write-offs of $1.0 million.
We expect the majority of the severance and related portion of this liability to be paid out during 2011.
2011 Corporate Strategy Restructuring Program
On January 31, 2011, the Board of Directors approved the 2011 corporate strategy restructuring program to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program include charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with our announced strategy. This program includes a total of approximately $35 million in restructuring and other charges, consisting of severance and related expenses of approximately $14 million, charges associated with certain benefit plans of approximately $11 million, lease termination expenses of approximately $5 million and other charges of approximately $5 million.
 During the three months ended June 30, 2011 we recorded a restructuring charge of $1.2 million as part of this program, which included $0.7 million for severance and related expenses, $0.2 million for lease termination costs and $0.3 million of other charges. These costs were included in restructuring and other on our Condensed Consolidated Statements of Operations. In addition, we also recorded inventory write-offs of $0.3 million related to the planned rationalization of certain product lines as part of this program, which are included in cost of goods sold in our Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2011 we recorded restructuring charges of $2.1 million as part of this program, which included $1.3 million for severance and related expenses, $0.4 million for lease termination costs and $0.4 million of other charges. These costs were included in restructuring and other on our Condensed Consolidated Statements of Operations. In addition, we also recorded inventory write-offs of $0.5 million related to the planned rationalization of certain product lines as part of this program, which are included in cost of goods sold in our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $4.7 million of severance and related expenses, $0.5 million of inventory write-offs, $0.4 million of other charges, $0.4 million of lease termination costs and $0.3 million related to a pension curtailment charge.
Changes in the 2011 corporate strategy restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2010	$3.4	$—	$—	$3.4
Charges (1)	0.6	0.2	0.3	1.1
Usage (1)	(1.0)	(0.2)	(0.4)	(1.6)
Currency impacts	0.2	—	0.2	0.4
Accrued balance at March 31, 2011	$3.2	$—	$0.1	$3.3
Charges (1)	0.7	0.2	0.6	1.5
Usage (1)	(1.4)	(0.2)	(0.6)	(2.2)
Currency impacts	—	—	—	—
Accrued balance at June 30, 2011	$2.5	$—	$0.1	$2.6
(1) Other includes inventory write-offs of $0.2 million and $0.3 million for the three months ended March 31, 2011 and June 30, 2011, respectively.
We expect the majority of the severance and related portion of this liability to be paid out during 2011.
Other

Our Camarillo, California manufacturing facility ceased operations on December 31, 2008 and the facility, comprised of a building and property, was classified as held for sale. In an effort to increase the salability of the property, during the three months ended June 30, 2011, we demolished the building resulting in a $7.0 million loss on disposal during the period. The land related to the facility continues to meet the criteria for held for sale accounting and, therefore, remains classified in other current assets on the Condensed Consolidated Balance Sheet as of June 30, 2011.
We recorded $1.2 million of acquisition and integration related costs as a result of our acquisition activities during the three months ended June 30, 2011 within restructuring and other expense in the Condensed Consolidated Statements of Operations.
We recorded a pension settlement loss of $1.0 million during the three months ended June 30, 2011 within restructuring and other expense in the Condensed Consolidated Statements of Operations as a result of the downsizing associated with our domestic restructuring activities. See Note 9 herein for further information regarding the pension settlement.

Note 8 — Stock-Based Compensation

Stock compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Stock compensation expense	$1.8	$1.5	$3.6	$3.2
The 2011 Stock Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Stock Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Stock Incentive Plan is 4.5 million and the maximum number of shares that may be awarded pursuant to grants of awards other than options and stock appreciation rights is 1.1 million. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Stock Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Stock Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Stock Incentive Plan have been purchased or acquired; provided, however, that incentive stock options may not be granted after February 10, 2021. As a result of the approval and adoption of the 2011 Stock Incentive Plan, no further shares are available for grant under the 2008 Stock Incentive Plan.
As of June 30, 2011, we had stock-based compensation awards outstanding under five plans (collectively, the Stock Plans) consisting of stock options, restricted stock and restricted stock units. As of June 30, 2011, there were 3,943,462 shares available for grant under our 2011 Stock Incentive Plan. No further shares were available for grant under any other Stock Plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2010	4,916,088	$24.10
Granted	1,291,580	9.64
Exercised	(45,429)	10.13
Cancelled	(378,680)	36.22
Forfeited	(82,111)	14.76
Outstanding June 30, 2011	5,701,448	$20.26
Exercisable as of June 30, 2011	3,395,297	$26.69
The outstanding options are non-qualified and generally have a term of ten years. For employees, the options granted prior to May 2011 generally become exercisable and vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. Grants during and after May 2011 become exercisable and vest 33 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, the options generally become exercisable in full on the first anniversary of the grant date.
The weighted average grant date fair value of options that were granted for the six months ended June 30, 2011 was $4.25.
The following table summarizes our weighted average assumptions used in the valuation of options:

2011
Volatility	44.0%
Risk-free interest rate	2.2%
Expected life (months)	70
Dividend yield	—%
As of June 30, 2011, there was $9.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2010	739,196	$11.34
Granted	345,819	9.58
Vested	(247,432)	12.51
Forfeited	(45,978)	12.12
Nonvested as of June 30, 2011	791,605	$10.16
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period. For employees, the restricted shares granted prior to May 2011 generally vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. Grants during and after May 2011 become exercisable and vest 33 percent per year beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, the restricted shares generally vest in full on the first anniversary of the grant date.
As of June 30, 2011, there was $7.3 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.5 years.

Note 9 — Retirement Plans
Pension Plans
Effective January 1, 2010, the United States defined benefit pension plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. defined benefit pension plan as of January 1, 2011, thus “freezing” the plan. Under the plan freeze, no pay credits will be made to a participant's account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2011 have exceeded our 2010 service and interest costs. As a result, a partial settlement event occurred during the three months ended June 30, 2011 and we recognized a loss of $1.0 million. The settlement loss is included in restructuring and other expense in our Condensed Consolidated Statements of Operations. Additionally, in connection with the settlement and as required by pension accounting, we remeasured the funded status of our U.S. defined benefit pension plan as of June 30, 2011.
During the six months ended June 30, 2011, we contributed $10.7 million to our worldwide pension plans. We presently anticipate contributing approximately $1 million to $3 million to fund our worldwide pension plans during the remaining six months of 2011.
Components of net periodic pension cost included the following:

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$0.4	$0.1	$0.2	$—	$0.8	$0.2	$0.4
Interest cost	1.1	1.2	0.7	0.8	2.2	2.4	1.4	1.4
Expected return on plan assets	(1.6)	(1.4)	(0.9)	(0.8)	(3.1)	(2.9)	(1.7)	(1.5)
Amortization of net actuarial (gain) loss	0.3	—	0.1	—	0.4	—	0.2	—
Amortization of prior service cost (credit)	—	0.1	(0.1)	0.1	—	0.2	(0.2)	0.1
Net periodic pension cost	$(0.2)	$0.3	$(0.1)	$0.3	$(0.5)	$0.5	$(0.1)	$0.4
Settlement	1.0	—	—	—	1.0	—	—	—
Total pension costs	$0.8	$0.3	$(0.1)	$0.3	$0.5	$0.5	$(0.1)	$0.4

Note 10 — Income Taxes
We are subject to income tax in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the three and six month periods ended June 30, 2011, we recorded an income tax provision of $0.7 million and $2.4 million, respectively. The income tax provision (benefit) is based on the estimated annual effective tax rate for the year applied to “ordinary” income (loss). Ordinary income (loss) is pre-tax income (loss) excluding unusual or infrequently occurring discrete items. The overall estimated annual effective tax rate calculation excludes jurisdictions reporting losses for which no tax benefit is expected to be recognized during the year. A separate estimated annual effective tax rate was calculated for the jurisdictions reporting losses for which no tax benefit can be recognized. The effective income tax rate for the three and six months ended June 30, 2011 was (5.9) percent and (13.9) percent, respectively, compared with 41.2 percent and 39.9 percent in the same periods last year. The effective rate changes were primarily due to the full valuation allowance on U.S. deferred tax assets and the mix of taxable income/loss by country.
The effective income tax rate for the three and six month periods ended June 30, 2011 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.
We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. Our U.S. federal income tax returns for 2006 through 2009 remain subject to examination by the Internal Revenue Service (IRS). The IRS completed its field work for the 2006 through 2008 examination in the second quarter of 2010 and has proposed adjustments. The matter is currently in IRS appeal. Due to a valuation allowance against our U.S. deferred tax assets, if issues under appeal were lost, we expect the impact to our Consolidated Statements of Operations would only be interest in excess of the amounts already accrued. The years 2004 through 2009 remain subject to examination by foreign tax jurisdictions as well as state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by that tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded unrecognized tax benefits during the six months ended June 30, 2011. Our liability related to uncertain tax positions was $17.5 million as of each June 30, 2011 and December 31, 2010. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months.
Taxes collected from customers that were included in revenue for the three months ended June 30, 2011 and 2010 were $5.2 million and $6.1 million, respectively. Taxes collected from customers and remitted to governmental authorities that were included in revenue for the six months ended June 30, 2011 and 2010 were $10.2 million and $15.8 million, respectively.

Note 11 — Fair Value Measurements
At June 30, 2011 and 2010, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair value as discussed below.
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
We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forwards, option contracts and option combination strategies to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration at inception up to fifteen months. We do not hold or issue derivative financial instruments for speculative or trading purposes and we are not a party to leveraged derivatives.
We are exposed to the risk of nonperformance by our counter-parties, but we do not anticipate nonperformance by any of these counter-parties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits and by using major international banks and financial institutions as counter-parties.
As of June 30, 2011, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).
Hedge gains of $0.2 million and $0.3 million were reclassified into the Condensed Consolidated Statements of Operations during the three months ended June 30, 2011 and 2010, respectively. Hedge gains of $0.2 million and $0.4 million were reclassified into the Condensed Consolidated Statements of Operations during the six months ended June 30, 2011 and 2010, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of June 30, 2011 was $1.0 million, pre-tax, which, depending on market factors, is expected to be reversed in the Condensed Consolidated Balance Sheet or be reclassified into operations during the next three to six months.
Our financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2011			December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative assets
Foreign currency option contracts	$—	$0.4	$—	$—	$3.5	$—
Foreign currency forward contracts	—	—	—	—	—	—
Derivative liabilities
Foreign currency option contracts	—	(1.2)	—	—	(2.3)	—
Foreign currency forward contracts	—	—	—	—	—	—
Total	$—	$(0.8)	$—	$—	$1.2	$—
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
We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive income (loss) with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statements of Operations in the same line as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively, with deferred gains and losses being recognized in current period operations.
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

The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows:

	June 30, 2011			December 31, 2010
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$123.0	$0.4	$(1.2)	$246.0	$3.5	$(2.3)
Other hedges not receiving hedge accounting	80.0	—	(0.1)	47.1	—	—
Total	$203.0	$0.4	$(1.3)	$293.1	$3.5	$(2.3)
On June 30, 2011 we entered into certain hedges not receiving hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of June 30, 2011, but do not have a value until the subsequent day.
The derivative gains and losses in the Condensed Consolidated Statements of Operations were as follows:

(In millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) on Effective Portion of Derivative Reclassification from Accumulated Other Comprehensive Income to Cost of Goods Sold, net	Pretax Gain (Loss) Recognized in the Condensed Statements of Operations in Other Expenses, net
For the three months ended June 30, 2011
Cash flow hedges designated as hedging instruments	$(1.2)	$0.2	$—
Other hedges not receiving hedge accounting	—	—	(0.2)
Total	$(1.2)	$0.2	$(0.2)

For the three months ended June 30, 2010
Cash flow hedges designated as hedging instruments	$0.1	$0.3	$—
Other hedges not receiving hedge accounting	—	—	(0.3)
Total	$0.1	$0.3	$(0.3)

(In millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) on Effective Portion of Derivative Reclassification from Accumulated Other Comprehensive Income to Cost of Goods Sold, net	Pretax Gain (Loss) Recognized in the Condensed Statements of Operations in Other Expenses, net
For the six months ended June 30, 2011
Cash flow hedges designated as hedging instruments	$(2.0)	$0.2	$—
Other hedges not receiving hedge accounting	—	—	(0.1)
Total	$(2.0)	$0.2	$(0.1)

For the six months ended June 30, 2010
Cash flow hedges designated as hedging instruments	$0.8	$0.4	$—
Other hedges not receiving hedge accounting	—	—	(1.2)
Total	$0.8	$0.4	$(1.2)

Note 12 — Shareholders' Equity
Treasury Stock
On January 28, 2008, our Board of Directors authorized the repurchase of a total of 3.0 million shares. Since the inception of this authorization we have repurchased 1.4 million shares of common stock and as of June 30, 2011 we have remaining authorization to repurchase up to 1.6 million shares. The treasury stock held as of June 30, 2011 was acquired at an average price of $24.66 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2010	4,212,285
Purchases	686,159
Exercise of stock options	(45,429)
Restricted stock grants and other	(257,455)
401(k) matching contribution	(121,079)
Balance as of June 30, 2011	4,474,481
Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
(In millions)	2011	2010
Cumulative currency translation adjustment	$(36.4)	$(47.4)
Pension adjustments, net of income tax	(13.1)	(14.2)
Cash flow hedging and other, net of income tax	(0.8)	0.9
Total accumulated other comprehensive loss	$(50.3)	$(60.7)
Comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Net loss	$(12.5)	$(15.7)	$(19.7)	$(18.3)
Cumulative currency translation adjustment	5.4	(10.4)	11.0	(15.2)
Pension adjustments, net of income taxes	1.0	0.1	1.1	0.2
Cash flow hedging and other, net of income tax	(1.0)	0.3	(1.7)	0.5
Total comprehensive loss	$(7.1)	$(25.7)	$(9.3)	$(32.8)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Net Revenue
Americas	$142.8	$181.2	$285.9	$342.9
Europe	64.1	64.5	126.4	151.2
North Asia	80.1	73.0	154.3	154.3
South Asia	36.0	35.7	72.9	71.8
Total	$323.0	$354.4	$639.5	$720.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Operating Income (Loss)
Americas	$1.1	$9.4	$3.1	$18.5
Europe	2.3	(1.5)	3.2	0.3
North Asia	6.1	2.4	9.4	5.5
South Asia	0.5	1.0	0.9	2.0
Corporate and unallocated	(19.3)	(35.1)	(29.3)	(49.9)
Total	$(9.3)	$(23.8)	$(12.7)	$(23.6)

Corporate and unallocated amounts above include goodwill impairment, inventory write-offs related to our restructuring programs, pension settlement, facility disposal and restructuring and other expense of $10.7 million and $26.9 million for the three months ended June 30, 2011 and 2010, respectively. Corporate and unallocated amounts above include goodwill impairment, inventory write-offs related to our restructuring programs, pension settlement, facility disposal and restructuring and other expense of $14.4 million and $30.9 million for the six months ended June 30, 2011 and 2010, respectively.
We have three major product categories: traditional storage, secure and scalable storage, and electronics and accessories. During the three months ended June 30, 2011, we changed the name of the emerging storage product category to secure and scalable storage to better reflect our direction and future product offerings. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products primarily include DVDs, CDs and Blu-ray disc recordable media. Magnetic products primarily include data storage tape media. Other traditional storage products primarily include optical drives and audio and video tape media. Secure and scalable products include flash memory and hard disk drive products, including secure USB flash drives, external hard disk drives, removable hard disk drives and solid state drives. Electronics and accessories primarily include CD players, alarm clocks, portable boom boxes, MP3 players, Apple iPad®, iPod® and iPhone® accessories, headphones, speakers and gaming accessories.
Net revenue by product category was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Net Revenue
Traditional storage
Optical products	$129.3	$153.2	$257.0	$310.6
Magnetic products	85.3	84.2	167.8	174.2
Other traditional storage	13.0	16.7	25.6	32.8
Total traditional storage	227.6	254.1	450.4	517.6
Secure and scalable storage	55.4	48.9	108.1	106.4
Electronics and accessories	40.0	51.4	81.0	96.2
Total	$323.0	$354.4	$639.5	$720.2

Note 14 — Litigation, Commitments and Contingencies
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of June 30, 2011, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2011 would not be material to our Condensed Consolidated Financial Statements.
On June 19, 2009, Advanced Research Corp. (ARC) sued Imation in Ramsey County District court for breach of contract relating to a supply agreement under which we purchase our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. ARC is alleging that we misrepresented the volumes of heads that we would require, and that ARC invested in a new facility in reliance on our forecasts. ARC has claimed damages in excess of $27.2 million and we have filed counterclaims against ARC for its failure to comply with the supply agreement and other agreements, claiming damages in excess of $8.5 million. In March 2010, both Imation and ARC filed motions for partial summary judgment, which motions were denied by the court on July 6, 2010. On July 27, 2010, the court granted ARC's motion to amend its complaint to add a claim for trade secret misappropriation. On March 29, 2011, Imation moved for summary judgment on the claim of trade secret misappropriation. On July 21, 2011, the court granted Imation's summary judgment motion to dismiss ARC's trade secret misappropriation claim. A trial date has been set for October 2011. Imation believes that the ultimate resolution of this legal proceeding will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.
In some countries, primarily Europe and Canada, the sale of recordable optical media is subject to a private copying levy, which is an extra charge on purchases of these products. Imation collects the levies upon sale, and submits payment of the levies to copyright collective non-government agencies for distribution to content providers as “fair compensation” for the harm caused to them due to private copies made by natural persons of protected works. For several years the amount of the levy in Europe has been in question and the subject of various litigation and law making activities. We have continued to accrue the levies but are awaiting resolution before submitting some of the required payments. Depending on the final outcome of the various litigation and law making activities, if some amount less than what we have accrued does not need to be paid, this amount will be recorded as a reduction to our cost of goods sold in the period that the resolution is determined. During the six months ended June 30, 2011, we reversed $5.5 million of the accrual because of court decisions which clarify the circumstances in which we are required to pay certain levies. The reversal was recorded as a benefit to cost of goods sold in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Imation Corp., a Delaware corporation, is a leading global technology company dedicated to helping people and organizations store, protect and connect their digital world. Our portfolio of data storage and security products, electronics and accessories reaches customers in more than 100 countries through our global distribution network. Imation Corp.’s global brand portfolio includes the Imation, Memorex, XtremeMac, TDK Life on Record and MXI Security brands. As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.

Executive Summary

Consolidated Results of Operations for the Six Months Ended June 30, 2011

•	Net revenue from continuing operations of $639.5 million for the six months ended June 30, 2011 was down 11.2 percent compared with $720.2 million in the same period last year.

•	Operating loss was $12.7 million for the six months ended June 30, 2011, compared with operating loss of $23.6 million in the same period last year.

•
Diluted loss per share from continuing operations was $0.52 for the six months ended June 30, 2011, compared with diluted loss per share from continuing operations of $0.48 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2011

•
Cash and cash equivalents totaled $257.8 million as of June 30, 2011, compared with $304.9 million at December 31, 2010. The decrease was primarily attributable to acquisition related payments, pension contributions, annual incentive payments to employees, restructuring payments, treasury stock purchases and other working capital changes.

•	Cash flow used in operating activities was $15.3 million for the six months ended June 30, 2011, compared with cash provided by operating activities of $102.5 million in the same period last year.

Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$323.0	$354.4	(8.9)%	$639.5	$720.2	(11.2)%
Our worldwide revenue for the three months ended June 30, 2011 was negatively impacted by overall volume declines of eight percent and overall price erosion of seven percent, offset partially by a favorable foreign currency impact of six percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $26.5 million, including $23.9 million from optical products, as well as $11.4 million from electronics and accessories due to the planned rationalization of certain product lines, offset partially by an increase of $6.5 million from secure and scalable storage products.
Our worldwide revenue for the six months ended June 30, 2011 was negatively impacted by overall price erosion of eight percent and overall volume declines of seven percent, offset partially by a favorable foreign currency impact of four percent. From a product perspective, the revenue decrease was due to declines in traditional storage products of $67.2 million, including $53.6 million from optical products and $6.4 million from magnetic products, as well as $15.2 million from electronics and accessories, offset slightly by an increase of $1.7 million from secure and scalable storage products.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Gross profit	$54.0	$58.5	(7.7)%	$108.0	$120.2	(10.1)%
Gross margin	16.7%	16.5%		16.9%	16.7%
Gross profit decreased for the three and six months ended June 30, 2011, compared to the same periods last year primarily due to lower net revenues and lower gross profit on optical products which were a result of optical supplier cost increases of approximately $3.6 million for the three months ended June 30, 2011 and reduced vendor rebates of approximately $2.2 million and $2.9 million for the three and six months ended June 30, 2011 offset partially by levy benefits of $3.4 million and $5.5 million for the three and six months ended June 30, 2011, respectively. Gross margins increased slightly over the three and six months ended June 30, 2011, compared to the same periods last year primarily due to increased gross margins on secure and scalable storage products substantially offset by lower gross margins on optical products which were a result of optical supplier cost increases and reduced vendor rebates offset partially by levy benefits.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Selling, general and administrative	$47.9	$51.5	(7.0)%	$98.1	$104.6	(6.2)%
As a percent of revenue	14.8%	14.5%		15.3%	14.5%
SG&A expense decreased for the three and six months ended June 30, 2011, compared with the same periods last year, primarily related to a reversal of a bad debt reserve of $2.7 million as well as ongoing restructuring and cost control actions related to our previously announced restructuring programs.
During the remainder of 2011 we plan to continue to invest in organic growth programs to expand sales and marketing coverage for the value added reseller and original equipment manufacturer (OEM) channels as well as expand our international operations, particularly in China. These investments are expected to increase our SG&A expense compared to 2010.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Research and development	$5.0	$3.9	28.2%	$9.7	$8.3	16.9%
As a percent of revenue	1.5%	1.1%		1.5%	1.2%
R&D expense increased for the three and six months ended June 30, 2011, compared with the same periods last year, due to concentrated focus on the development of our secure and scalable storage products.
During the remainder of 2011 we plan to continue to invest in additional R&D activities in four core product technology areas: secure storage, scalable storage, wireless/connectivity and magnetic tape. These investments are expected to result in an increase of up to 30 percent in R&D compared to 2010.

Goodwill Impairment

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Goodwill impairment	$—	$23.5	NM	$1.6	$23.5	(93.2)%

NM -	Not Meaningful
On February 28, 2011, we acquired substantially all of the assets of BeCompliant Corporation (doing business as Encryptx). The purchase price allocation resulted in goodwill of $1.6 million relating to this acquisition, made up of expected strategic synergies and intangible assets that do not qualify for separate recognition. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. As of March 31, 2011, the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed as of March 31, 2011, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired on March 31, 2011. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition.
We made certain changes to our business segments effective in the second quarter of 2010. Our reporting units for goodwill are our operating segments with the exception of the Americas segment which is further divided between the

Americas-Consumer and Americas-Commercial reporting units as determined by sales channel. As a result of the segment change, the $23.5 million of goodwill which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. Based on the goodwill test performed as of June 30, 2010, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the $23.5 million of goodwill was fully impaired.

Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Restructuring and other	$10.4	$3.4	NM	$11.3	$7.4	52.7%

NM -	Not Meaningful
Restructuring and other expense for the three and six months ended June 30, 2011 was related to our 2011 corporate strategy restructuring program and included severance related costs of $0.7 million and $1.3 million, respectively, lease termination costs of $0.2 million and $0.4 million, respectively, and other charges of $9.5 million and $9.6 million, respectively. Other charges are primarily related to the demolition of our Camarillo, California facility of $7.0 million, a pension settlement of $1.0 million and acquisition and transition costs of $1.2 million. During the remainder of 2011 we expect to incur restructuring charges in a range of approximately $10 million to $30 million related to our outstanding restructuring programs.
Restructuring and other expense for the three and six months ended June 30, 2010 was mainly related to our 2008 corporate redesign restructuring program and included severance related costs of $3.3 million and $4.9 million, respectively, and lease termination costs of $0.1 and $0.3 million, respectively. Other expenses for the six months ended June 30, 2010 included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer. Specifically, a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.

Operating (Loss) Income

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Operating loss	$(9.3)	$(23.8)	(60.9)%	$(12.7)	$(23.6)	(46.2)%
As a percent of revenue	(2.9)%	(6.7)%		(2.0)%	(3.3)%
Operating loss decreased for the three months ended June 30, 2011, compared with the same period last year, primarily due to a goodwill impairment charge of $23.5 million during the three months ended June 30, 2010 and lower gross profit of $4.5 million, partially offset by higher restructuring charges of $6.9 million during the three months ended June 30, 2011, each as discussed above.
Operating loss decreased for the six months ended June 30, 2011, compared with the same period last year, primarily due to lower goodwill impairment charges of $21.9 million and lower operating expenses of $5.1 million, partially offset by lower gross profit of $12.2 million and higher restructuring and other expenses of $3.9 million, each as discussed above.

Other (Income) and Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Interest income	$(0.2)	$(0.2)	—%	$(0.4)	$(0.4)	—%
Interest expense	1.0	1.0	—%	1.9	2.1	(9.5)%
Other, net	1.7	2.1	(19.0)%	3.1	5.0	(38.0)%
Total	2.5	2.9	(13.8)%	4.6	6.7	(31.3)%
As a percent of revenue	0.8%	0.8%		0.7%	0.9%

Other expense decreased for the six months ended June 30, 2011, compared to the same period last year, due to decreases in foreign currency losses of $1.1 million and declines in other expenses of $0.4 million.

Income Tax Provision (Benefit)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Income tax provision (benefit)	$0.7	$(11.0)	NM	$2.4	$(12.1)	NM
Effective tax rate	(5.9)%	41.2%		(13.9)%	39.9%

NM -	Not Meaningful
The change in the effective rate of income tax provision (benefit) for the three and six months ended June 30, 2011 compared with the same periods last year, was due primarily to a full valuation allowance on U.S. deferred tax assets and the mix of taxable income/loss by country. See Note 10 to the Condensed Consolidated Financial Statements for further information about the valuation allowance related to the U.S. deferred tax assets.

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
We have three major product categories: traditional storage, secure and scalable storage, and electronics and accessories. During the three months ended June 30, 2011, we changed the name of the emerging storage product category to secure and scalable storage to better reflect our direction and future product offerings.
Information related to our segments is as follows:

Americas

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$142.8	$181.2	(21.2)%	$285.9	$342.9	(16.6)%
Operating income	1.1	9.4	(88.3)%	3.1	18.5	(83.2)%
As a percent of revenue	0.8%	5.2%		1.1%	5.4%
The Americas segment is our largest segment comprising 44.2 percent of our revenue for the three months ended June 30, 2011. The Americas segment revenue decreased for the three months ended June 30, 2011, compared with the same period last year, due to overall volume declines of 18 percent and price erosion of 4 percent. From a product perspective, the decrease in revenue was driven primarily by lower revenue from optical products of $18.3 million, electronics and accessories of $13.8 million and magnetic products of $6.9 million. Revenue decreased for the six months ended June 30, 2011, compared with the same period last year, due to overall volume declines of 12 percent and price erosion of 5 percent. From a product perspective, the decrease in revenue was driven primarily by the lower revenue from optical products of $27.5 million, lower revenue of $19.9 million from electronics and accessories due to planned rationalization of certain product lines and lower revenue from magnetic products of $10.4 million.
Operating income decreased for the three and six months ended June 30, 2011, compared with the same period last year, driven mainly by lower revenue and lower gross margin on optical and magnetic products, offset partially by lower SG&A costs.

Europe

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$64.1	$64.5	(0.6)%	$126.4	$151.2	(16.4)%
Operating income	2.3	(1.5)	NM	3.2	0.3	NM
As a percent of revenue	3.6%	(2.3)%		2.5%	0.2%

NM -	Not Meaningful
The Europe segment comprised 19.9 percent of our revenue for the three months ended June 30, 2011. The Europe segment revenue remained relatively flat for the three months ended June 30, 2011, compared with the same period last year, due to overall volume decreases of 13 percent and price erosion of 3 percent, substantially offset by a favorable foreign currency impact of 16 percent. From a product perspective, the change in revenue was driven by lower revenue from optical products of $5.4 million, offset by higher revenue from magnetic products of $3.7 million and secure and scalable storage products of $2.9 million. Revenue decreased for the six months ended June 30, 2011, compared with the same period last year, due to overall volume decreases of 20 percent and price erosion of 2 percent, offset partially by a favorable foreign currency impact of 6 percent. From a product perspective, the decrease in revenue was primarily driven by declines in optical products of $21.2 million.
Operating income increased for the three and six months ended June 30, 2011, compared with the same periods last year, driven by the higher gross margins on optical products primarily due accrual reversals of $3.4 million and $5.5 million, respectively, related to levies we believe no longer need to be paid, as well as lower SG&A costs.

North Asia

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$80.1	$73.0	9.7%	$154.3	$154.3	—%
Operating income	6.1	2.4	154.2%	9.4	5.5	70.9%
As a percent of revenue	7.6%	3.3%		6.1%	3.6%
The North Asia segment comprised 24.8 percent of our revenue for the three months ended June 30, 2011. The North Asia segment revenue increased for the three months ended June 30, 2011, compared with the same period last year, due to overall volume increases of 18 percent and a favorable foreign currency impact of 12 percent, offset partially by price erosion of 20 percent. From a product perspective, the increase in revenue was driven primarily by higher revenue from magnetic products of $3.6 million and higher revenue from secure and scalable storage products of $1.8 million. Revenue was higher due to the impacts on our competitors from the earthquake and related events in Japan in April 2011. Revenue remained flat for the six months ended June 30, 2011 compared with the same period last year, due to overall volume increases of 11 percent and a favorable foreign currency impact of 9 percent, substantially offset by price erosion of 20 percent. From a product perspective, revenue increased from flash products of $5.6 million and magnetic products of $3.7 million, but was offset primarily by decreases in revenue from hard disk drives of $4.7 million, optical products of $2.1 million and other traditional storage products of $1.6 million.
Operating income increased for the three months ended June 30, 2011, compared with the same period last year, driven by a reversal of a bad debt reserve of $2.7 million as well as increased revenue and higher gross margins on secure and scalable storage products. Operating income increased for the six months ended June 30, 2011, compared with the same period last year, driven by a reversal of a bad debt reserve of $2.7 million as well as improved gross margins across all major products, especially secure and scalable storage products.

South Asia

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$36.0	$35.7	0.8%	$72.9	$71.8	1.5%
Operating income	0.5	1.0	(50.0)%	0.9	2.0	(55.0)%
As a percent of revenue	1.4%	2.8%		1.2%	2.8%
The South Asia segment comprised 11.1 percent of our revenue for the three months ended June 30, 2011. The South Asia segment revenue increased slightly for the three months ended June 30, 2011, compared with the same period last year, due to a favorable foreign currency impact of 11 percent and overall volume increases of 1 percent, substantially offset by price erosion of 11 percent. From a product perspective, the increase in revenue was driven by higher revenue from electronics and accessories of $1.2 million and relatively stable revenue from traditional and secure and scalable storage products. Revenue increased for the six months ended June 30, 2011, compared with the same period last year, due to a favorable foreign currency impact of 8 percent and overall volume increases of 5 percent, offset partially by price erosion of 11 percent. From a product perspective, the increase in revenue was driven by increased revenue from electronics and accessories of $2.7 million and flash products of $2.3 million, offset partially by decreases in optical products of $2.9 million.
Operating income decreased for the three months ended June 30, 2011, compared with the same period last year, driven by lower gross margins on traditional storage products and modestly increased SG&A costs, partially offset by increased gross margins on secure and scalable storage products. Operating income decreased for the six months ended June 30, 2011, compared with the same period last year, primarily driven by modestly increased SG&A costs.

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Operating costs	$(19.3)	$(35.1)	(45.0)%	$(29.3)	$(49.9)	(41.3)%
The corporate and unallocated operating loss includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as goodwill charges, R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense. The corporate and unallocated operating loss decreased for the three and six months ended June 30, 2011, compared with the same periods last year, driven primarily by a goodwill impairment charge during 2010 of $23.5 million, offset partially by increased restructuring and other expense due to the loss relating to the demolition of our Camarillo, California facility of $7.0 million in the current period.

Impact of Changes in Foreign Currency Rates
We have a market presence in more than 100 countries and we sell products on a local currency basis through a variety of distribution channels. We source optical, flash and other finished goods from manufacturers located primarily in Asia, although much of this sourcing is on a U.S. dollar basis. During the three months ended March 31, 2011 we transitioned manufacturing operations for magnetic products from our Weatherford, Oklahoma facility to sourcing these products on a Japanese Yen basis from TDK Corporation. Additionally, comparisons of revenue and gross profit from foreign countries are subject to various fluctuations due to the impact of translating results at differing exchange rates in different periods.
Changes in foreign currency translation rates for the three months ended June 30, 2011 benefited worldwide revenue by six percent compared with one percent for the same period last year. Changes in foreign currency translation rates for the six months ended June 30, 2011 benefited worldwide revenue by four percent compared with one percent for the same period last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
Our cash and cash equivalents balance as of June 30, 2011 was $257.8 million, a decrease of $47.1 million from

$304.9 million as of December 31, 2010. The decrease was primarily attributable to acquisition related activities, pension contributions, annual incentive payments to employees, restructuring payments, treasury stock purchases and other working capital changes.
Our accounts receivable balance as of June 30, 2011 was $219.8 million, a decrease of $39.0 million from $258.8 million as of December 31, 2010 as a result of lower sales in the first half of 2011. Days sales outstanding was 57 days as of June 30, 2011, unchanged from December 31, 2010. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of June 30, 2011 was $221.8 million, an increase of $18.5 million from $203.3 million as of December 31, 2010. Days of inventory supply was 79 days as of June 30, 2011, up 10 days from December 31, 2010. These increases were primarily a result of converting optical inventory from consignment to owned. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of June 30, 2011 was $200.9 million, a decrease of $18.3 million from $219.2 million as of December 31, 2010. The decrease in accounts payable was primarily due to reduced payment terms related to payments in the normal course of business coupled with reduced purchases.
Our other current liabilities balance as of June 30, 2011 was $138.9 million, a decrease of $33.4 million from $172.3 million as of December 31, 2010. The decrease was primarily due to the payment associated with the TDK value added tax liability which was paid from restricted cash, the timing of annual payments in programs associated with rebate accruals and restructuring payments primarily related to the close of our Weatherford, Oklahoma facility.
In some markets, primarily Europe and Canada, the sale of recordable optical media is subject to a private copying levy, which is an extra charge on purchases of these products. Imation collects the levies upon sale, and submits payment of the levies to copyright collective non-government agencies for distribution to content providers as “fair compensation” for the harm caused to them due to private copies made by natural persons of protected works. For several years the amount of the levy in Europe has been in question and the subject of various litigation and law making activities. We have continued to accrue the levies but are awaiting resolution before submitting some of the required payments. Depending on the final outcome of the various litigation and law making activities, if some amount less than what we have accrued does not need to be paid, this amount will be recorded as a reduction to our cost of goods sold in the period that the resolution is determined. During the three and six months ended June 30, 2011, we reversed $3.4 million and $5.5 million, respectively, of the accrual because of court decisions which clarify the circumstances in which we are required to pay certain levies. The reversal was recorded as a benefit to cost of goods sold in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2011	2010
Net loss	$(19.7)	$(18.3)
Adjustments to reconcile net income to net cash provided by operating activities	39.9	43.7
Changes in operating assets and liabilities	(35.5)	77.1
Net cash (used in) provided by operating activities	$(15.3)	$102.5
Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash payments during the six months ended June 30, 2011 included $10.7 million of pension funding, $7.8 million of restructuring payments primarily related to the close of our Weatherford, Oklahoma facility, $7.1 million related to our 2010 annual incentive program and $2.6 million related to a litigation settlement.
Cash provided by operating activities of $102.5 million for the six months ended June 30, 2010, was driven by a net loss of $18.3 million as adjusted by the non-cash goodwill impairment charge of $23.5 million, cash payments of approximately $10.0 million related to our 2009 annual incentive program, $6.9 million under our restructuring programs and $2.4 million of pension funding.
Cash Flows Used in Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2011	2010
Capital expenditures	$(4.5)	$(3.5)
Acquisitions	(25.5)	—
License agreement payment	—	(5.0)
Other, net	—	0.1
Net cash used in investing activities	$(30.0)	$(8.4)
Cash used in investing activities for the six months ended June 30, 2011, included $4.5 million of capital expenditures and $25.5 million related to acquisition activities. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding our acquisitions. Cash used in investing activities for the six months ended June 30, 2010, included $3.5 million of capital expenditures and $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems.
Cash Flows Used in Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2011	2010
Purchase of treasury stock	$(6.8)	$—
Exercise of stock options	0.6	—
Net cash used in financing activities	$(6.2)	$—
On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. During the six months ended June 30, 2011 we repurchased 0.7 million shares. We did not repurchase shares during 2010. We have repurchased a total of 1.4 million shares under the program and 1.6 million shares remain outstanding under the authorization as of June 30, 2011.
On March 30, 2006, we entered into a credit agreement. The credit agreement was most recently amended on June 28, 2011 and expires March 29, 2013. The credit agreement includes a senior revolving credit facility amount of $200 million, including sublimits of $150 million in the United States and $50 million in Europe. Advances are limited to the lesser of the sublimit(s) and the borrowing base as defined by the agreement. As of June 30, 2011, our total availability under the credit facility was $124.3 million. The credit agreement is secured by our Oakdale headquarters and all of our personal property and the personal property of certain other subsidiaries.
Borrowings under the credit agreement bare a variable rate of interest which during the three and six months ended June 30, 2011 would have been approximately 5.0 percent. However, we did not have borrowings under the credit agreement during the six months ended June 30, 2011.
The credit agreement contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of June 30, 2011. The credit agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. However, at June 30, 2011 that conditional financial covenant did not apply.
Our liquidity needs for the remaining six months of 2011 include the following: restructuring payments of up to $20 million, capital expenditures of approximately $6 million, a litigation settlement payment of $8.3 million, pension funding of approximately $1 million to $3 million, operating lease payments of approximately $5 million, any amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.

Contractual Obligations
A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended

December 31, 2010. There were no significant changes to our contractual obligations for the first six months of 2011.

Fair Value Measurements
See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Critical Accounting Policies and Estimates
 A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no significant changes to these accounting policies for the first six months of 2011.

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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; the ready availability and price of energy and key raw materials or critical components; our ability to pass along price increases to our customers; changes in European law or practice related to the imposition or collectability of optical levies; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to introduce new offerings in a timely manner either independently or in association with TDK, OEMs and other third parties and the market acceptance of newly introduced product and service offerings; continuing uncertainty in global and regional economic conditions; our ability to identify, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; our ability to realize the benefits from our global sourcing and development strategy for magnetic data storage products and the related restructuring; the volatility of the markets in which we operate; foreign currency fluctuations; our ability to source and deliver products to our customers at acceptable quality, volume and cost levels; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to meet our revenue growth, gross margin and earnings targets; our ability to secure adequate supply of certain high demand products at acceptable prices; our ability to efficiently source, warehouse and distribute our products globally; a material change in customer relationships or in customer demand for products; the future financial and operating performance of major customers and industries served; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the possibility that our long-lived assets for any goodwill that we acquire in the future may become impaired; the outcome of any pending or future litigation; and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2010. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2010.
 As of June 30, 2011, we had $203.0 million notional amount of foreign currency forward and option contracts of which $80.0 million hedged recorded balance sheet exposures. This compares to $293.1 million notional amount of foreign currency forward and option contracts as of December 31, 2010, of which $47.1 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2011 by $5.9 million.

Item 4. Controls and Procedures.
 Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2011, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of June 30, 2011, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2011 would not be material to our Condensed Consolidated Financial Statements.

On June 19, 2009, Advanced Research Corp. (ARC) sued Imation in Ramsey County District court for breach of contract relating to a supply agreement under which we purchase our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. ARC is alleging that we misrepresented the volumes of heads that we would require, and that ARC invested in a new facility in reliance on our forecasts. ARC has claimed damages in excess of $27.2 million and we have filed counterclaims against ARC for its failure to comply with the supply agreement and other agreements, claiming damages in excess of $8.5 million. In March 2010, both Imation and ARC filed motions for partial summary judgment, which motions were denied by the court on July 6, 2010. On July 27, 2010, the court granted ARC's motion to amend its complaint to add a claim for trade secret misappropriation. On March 29, 2011, Imation moved for summary judgment on the claim of trade secret misappropriation. On July 21, 2011, the court granted Imation's summary judgment motion to dismiss ARC's trade secret misappropriation claim. A pre-trial settlement conference has been set for July 2011 and a trial date has been set for October 2011. Imation believes that the ultimate resolution of this legal proceeding will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 1A. Risk Factors.
 There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
April 1, 2011 - April 30, 2011	10,511	$11.64	—	2,124,184
May 1, 2011 - May 31, 2011	417,468	9.38	365,300	1,758,884
June 1, 2011 - June 30, 2011	129,307	9.69	129,143	1,629,741
Total	557,286	$9.69	494,443	1,629,741
(a) The purchases in this column include shares repurchased as part of our publicly announced programs and include 62,843 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) Our Board of Directors has authorized the repurchase of a total of 3.0 million shares of which we have repurchased 1.4 million shares of common stock and have remaining authorization to repurchase up to 1.6 million shares. The authorization has no expiration date.

Item 3. Defaults Upon Senior Securities.
 Not Applicable

Item 4. (Removed and Reserved)

Item 5. Other Information.
 Not Applicable

Item 6. Exhibits.
 The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Director Compensation Program Effective May 4, 2005 (As amended May 4, 2011)
10.2	Amended and Restated Severance Agreement of John P. Breedlove, effective June 20, 2011
10.3	First Amendment to Amended and Restated Credit Agreement dated as of June 28, 2011
10.4	Imation Corp. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to Imation's Registration Statement on Form S-8 (File No. 333-173903) filed on May 4, 2011)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	August 9, 2011	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Director Compensation Program Effective May 4, 2005 (As amended May 4, 2011)
10.2	Amended and Restated Severance Agreement of John P. Breedlove, effective June 20, 2011
10.3	First Amendment to Amended and Restated Credit Agreement dated as of June 28, 2011
10.4	Imation Corp. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to Imation's Registration Statement on Form S-8 (File No. 333-173903) filed on May 4, 2011)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.