Form 10-Q
period 2011-09-30
IMATION CORP
filed 2011-11-03
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,115,178 shares of Common Stock, par value $0.01 per share, were outstanding October 31, 2011.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue	$308.6	$342.3	$948.1	$1,062.5
Cost of goods sold	251.4	286.7	782.9	886.7
Gross profit	57.2	55.6	165.2	175.8
Operating expenses:
Selling, general and administrative	52.7	49.3	150.8	153.9
Research and development	5.3	4.3	15.0	12.6
Litigation settlement	2.0	—	2.0	—
Goodwill impairment	—	—	1.6	23.5
Restructuring and other	5.5	4.3	16.8	11.7
Total	65.5	57.9	186.2	201.7
Operating (loss) income	(8.3)	(2.3)	(21.0)	(25.9)
Other (income) and expense:
Interest income	(0.2)	(0.2)	(0.6)	(0.6)
Interest expense	0.8	1.2	2.7	3.3
Other, net	3.1	(0.1)	6.2	4.9
Total	3.7	0.9	8.3	7.6
Loss before income taxes	(12.0)	(3.2)	(29.3)	(33.5)
Income tax provision (benefit)	2.1	(0.9)	4.5	(13.0)
Loss from continuing operations	(14.1)	(2.3)	(33.8)	(20.5)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.1)	—	(0.2)
Net loss	$(14.1)	$(2.4)	$(33.8)	$(20.7)
(Loss) earnings per common share — basic:
Continuing operations	$(0.38)	$(0.06)	$(0.89)	$(0.54)
Discontinued operations	—	—	—	(0.01)
Net loss	(0.38)	(0.06)	(0.89)	(0.55)
(Loss) earnings per common share — diluted:
Continuing operations	$(0.38)	$(0.06)	$(0.89)	$(0.54)
Discontinued operations	—	—	—	(0.01)
Net loss	(0.38)	(0.06)	(0.89)	(0.55)
Weighted average shares outstanding
Basic	37.5	37.9	37.8	37.8
Diluted	37.5	37.9	37.8	37.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$232.9	$304.9
Accounts receivable, net	212.4	258.8
Inventories	235.3	203.3
Other current assets	60.1	74.2
Total current assets	740.7	841.2
Property, plant and equipment, net	57.6	66.9
Intangible assets, net	317.5	320.4
Goodwill	21.9	—
Other assets	25.6	22.5
Total assets	$1,163.3	$1,251.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$201.2	$219.2
Other current liabilities	153.2	172.3
Total current liabilities	354.4	391.5
Other liabilities	75.1	77.8
Total liabilities	429.5	469.3
Shareholders’ equity	733.8	781.7
Total liabilities and shareholders’ equity	$1,163.3	$1,251.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(33.8)	$(20.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8.4	13.4
Amortization	18.8	17.7
Deferred income taxes	(0.2)	(24.1)
Goodwill impairment	1.6	23.5
Asset disposals	7.0	—
Inventory write-offs	1.5	—
Stock-based compensation	5.5	5.1
Pension settlement	1.9	2.0
Litigation settlement	2.0	—
Other	10.2	3.1
Changes in operating assets and liabilities:
Litigation settlement payments	(10.9)	(8.2)
Accounts receivable	49.7	82.2
Inventories	(32.1)	(14.3)
Other assets	(15.7)	17.4
Accounts payable	(20.6)	21.2
Accrued payroll and other liabilities	(41.3)	(17.9)
Restricted cash	16.4	2.5
Net cash (used in) provided by operating activities	(31.6)	102.9
Cash Flows from Investing Activities:
Capital expenditures	(6.1)	(5.7)
Acquisitions	(26.0)	—
License agreement payment	—	(5.0)
Other, net	—	0.2
Net cash used in investing activities	(32.1)	(10.5)
Cash Flows from Financing Activities:
Purchase of treasury stock	(9.7)	—
Exercise of stock options	0.6	—
Debt issuance costs	—	(1.0)
Net cash used in financing activities	(9.1)	(1.0)
Effect of exchange rate changes on cash and cash equivalents	0.8	2.0
Net change in cash and cash equivalents	(72.0)	93.4
Cash and cash equivalents — beginning of period	304.9	163.4
Cash and cash equivalents — end of period	$232.9	$256.8
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
The December 31, 2010 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.
As a result of the wind down of our Global Data Media (GDM) business joint venture, those operations are presented in our historical Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

Note 2 — Recently Issued or Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012. We do not expect the adoption of this revised standard to have an impact on our Condensed Consolidated Financial Statements.
In June 2011, the FASB issued amended guidance to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. This guidance is effective for interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will only change the presentation of our Consolidated Statements of Shareholders' Equity and Comprehensive Income.
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
In December 2010, the FASB issued additional and amended interim and annual disclosure requirements for supplementary pro forma information related to business combinations. The effective date for this guidance for Imation is prospective for business combinations on or after January 1, 2011. These disclosures have not had a material impact on our Condensed Consolidated Financial Statements.
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
The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(14.1)	$(2.3)	$(33.8)	$(20.5)
(Loss) income from discontinued operations	—	(0.1)	—	(0.2)
Net loss	$(14.1)	$(2.4)	$(33.8)	$(20.7)
Denominator:
Weighted average number of common shares outstanding during the period	37.5	37.9	37.8	37.8
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period	37.5	37.9	37.8	37.8
Basic (loss) earnings per common share:
Continuing operations	$(0.38)	$(0.06)	$(0.89)	$(0.54)
Discontinued operations	—	—	—	(0.01)
Net loss	(0.38)	(0.06)	(0.89)	(0.55)
Diluted (loss) earnings per common share:
Continuing operations	$(0.38)	$(0.06)	$(0.89)	$(0.54)
Discontinued operations	—	—	—	(0.01)
Net loss	(0.38)	(0.06)	(0.89)	(0.55)
Anti-dilutive options excluded from calculation	6.2	5.5	5.0	4.9
Earnings per share amounts for continuing operations, discontinued operations and net loss, as presented on the Condensed Consolidated Statements of Operations, are calculated individually and may not sum due to rounding differences.

Note 4 — Acquisitions

ProStor Systems, Inc.
On August 29, 2011, we acquired certain assets of ProStor Systems, Inc., including the InfiniVault(TM) tiered storage system and other related technologies. The preliminary purchase price consisted of a cash payment of $0.5 million and resulted in no goodwill.
The effects of the acquisition did not materially impact our 2011 results of operations. Therefore, pro forma disclosures are not included.
MXI Security
On June 4, 2011, we acquired substantially all of the assets of MXI Security, a leader in high-security and privacy technologies, from Memory Experts International Inc. MXI Security sells encrypted and biometric USB drives (MXI Stealth Key), encrypted and biometric hard disk drives (MXI Stealth HD), secure portable desktop solutions (Stealth Zone), and software solutions. MXI Security products contain various security features such as password authentication, encryption and remote manageability. The preliminary purchase price consisted of a cash payment of $24.5 million and the estimated fair value of future contingent consideration of $9.2 million, totaling $33.7 million.
The preliminary purchase price allocation resulted in goodwill of $21.9 million, consisting of expected strategic synergies and intangible assets that do not qualify for separate recognition. MXI Security is included in our existing Americas operating segment and functions as a business with discrete financial information available. Therefore, MXI Security is a separate reporting unit for the purposes of goodwill impairment testing. Goodwill will be tested for impairment annually or when there are indications that impairment might exist. This goodwill is deductible for tax purposes.
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
	$10.6
The effects of the acquisition did not materially impact our 2011 results of operations. Therefore, pro forma disclosures are not included.
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
The purchase price allocation resulted in goodwill of $1.6 million, consisting of expected strategic synergies and intangible assets that do not qualify for separate recognition. This goodwill is deductible for tax purposes. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. As of March 31, 2011, the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed as of March 31, 2011, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. As a result, a $1.6 million goodwill impairment charge was recorded during the three months ended March 31, 2011 in the Condensed Consolidated Statements of Operations.
The effects of the acquisition did not materially impact our 2011 results of operations. Therefore, pro forma disclosures are not included.

Note 5 — Supplemental Balance Sheet Information

	September 30,	December 31,
(In millions)	2011	2010

Accounts Receivable
Accounts receivable	$230.8	$279.4
Less reserves and allowances*	(18.4)	(20.6)
Accounts receivable, net	$212.4	$258.8
Inventories
Finished goods	$212.2	$175.0
Work in process	14.4	10.6
Raw materials and supplies	8.7	17.7
Total inventories	$235.3	$203.3
Other Current Assets
Deferred income taxes	$8.6	$9.1
Restricted cash	2.1	17.9
Assets held for sale (Note 7)	3.3	7.2
Taxes receivable	7.3	2.0
Other	38.8	38.0
Total other current assets	$60.1	$74.2
Property, Plant and Equipment (Note 7)
Property, plant and equipment	$244.3	$349.3
Less accumulated depreciation	(186.7)	(282.4)
Property, plant and equipment, net	$57.6	$66.9
Other Assets
Deferred income taxes	$14.1	$12.2
Other	11.5	10.3
Total other assets	$25.6	$22.5
Other Current Liabilities
Rebates	$45.0	$53.4
Levies	17.1	23.6
Accrued payroll	13.7	15.6
Litigation settlement — current	17.6	10.6
Employee separation costs	4.7	10.5
Other	55.1	58.6
Total other current liabilities	$153.2	$172.3
Other Liabilities
Pension	$28.9	$27.0
Litigation settlement — long-term	—	15.1
Deferred income taxes	3.6	3.4
Other	42.6	32.3
Total other liabilities	$75.1	$77.8

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, discounted terms and the inability of certain customers to make the required payment.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
September 30, 2011
Gross carrying amount	$342.9	$58.1	$60.4	$8.4	$469.8
Accumulated amortization	(53.9)	(51.0)	(43.3)	(4.1)	(152.3)
Intangible assets, net	$289.0	$7.1	$17.1	$4.3	$317.5
December 31, 2010
Gross carrying amount	$332.4	$54.2	$58.8	$8.3	$453.7
Accumulated amortization	(44.9)	(49.1)	(36.2)	(3.1)	(133.3)
Intangible assets, net	$287.5	$5.1	$22.6	$5.2	$320.4
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Amortization expense	$6.6	$5.9	$18.8	$17.7
Based on the intangible assets in service as of September 30, 2011, estimated amortization expense for the remainder of 2011 and for each of the next four years ending December 31 is as follows:

(In millions)	2011	2012	2013	2014	2015
Amortization expense	$6.3	$25.4	$20.1	$14.8	$12.8
Goodwill
See Note 4 herein for discussion of acquisitions and related goodwill acquired during the nine months ended September 30, 2011.
Goodwill consists of the following:

(In millions)	September 30,	December 31,
	2011	2010
Goodwill	$175.8	$152.3
Accumulated impairment losses	(153.9)	(152.3)
Goodwill, net of accumulated impairment losses	$21.9	$—

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2011	September 30, 2011
Restructuring
Severance and related	$2.4	$3.7
Lease termination costs	1.1	1.5
Other	0.8	1.2
Total restructuring	$4.3	$6.4
Other
Pension settlement	0.9	1.9
Asset disposals	—	7.0
Acquisition and integration related costs	0.3	1.5
Total	$5.5	$16.8
2011 Manufacturing Redesign Restructuring Program
On January 13, 2011 the Board of Directors approved the 2011 manufacturing redesign restructuring program of up to $55 million to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK Corporation to jointly develop and manufacture magnetic tape technologies. Under the agreement, we are collaborating on the research and development of future tape formats in both companies' research centers in the United States and Japan, while consolidating tape coating operations to the TDK Yamanashi manufacturing facility. This program includes a total of approximately $50 million in restructuring and other charges, consisting of severance and related costs of approximately $3 million, asset impairments of approximately $31 million primarily related to the Weatherford facility, inventory write-offs of approximately $14 million and other charges of approximately $2 million.
As of June 30, 2011 the Weatherford facility met the held for sale criteria outlined in the accounting guidance for the sale of a long-lived asset. Accordingly, the book value of the building and property, $3.0 million, was transferred into other current assets on the Condensed Consolidated Balance Sheet and is no longer being depreciated.
During the three months ended September 30, 2011 we recorded site clean-up expenses of $0.8 million related to this program. During the nine months ended September 30, 2011 we recorded inventory write-offs of $1.0 million and site clean-up expenses of $0.8 million related to this program. Inventory write-offs are included in cost of goods sold in our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $15.2 million of inventory write-offs, $31.2 million of asset impairment charges, $3.2 million of severance and related expenses and $0.8 million of site clean-up expenses.
Changes in the 2011 manufacturing redesign restructuring program accruals were as follows:

(In millions)	Severance and Related	Other	Total
Accrued balance at December 31, 2010	$3.2	$—	$3.2
Charges	—	1.0	1.0
Usage	(0.4)	(1.0)	(1.4)
Currency impacts	—	—	—
Accrued balance at March 31, 2011	$2.8	$—	$2.8
Charges	—	—	—
Usage	(2.3)	—	(2.3)
Currency Impacts	—	—	—
Accrued balance at June 30, 2011	$0.5	$—	$0.5
Charges	—	0.8	0.8
Usage	(0.3)	(0.5)	(0.8)
Currency Impacts	—	—	—
Accrued balance at September 30, 2011	$0.2	$0.3	$0.5

Other includes inventory write-offs of $1.0 million for the three months ended March 31, 2011. We expect the majority of the severance and related portion of this liability to be paid out during 2011.
2011 Corporate Strategy Restructuring Program
On January 31, 2011 the Board of Directors approved the 2011 corporate strategy restructuring program to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program include charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with our announced strategy. This program includes a total of approximately $35 million in restructuring and other charges, consisting of severance and related expenses of approximately $14 million, charges associated with certain benefit plans of approximately $11 million, lease termination expenses of approximately $5 million and other charges of approximately $5 million.
 During the three months ended September 30, 2011 we recorded a restructuring charge of $3.5 million as part of this program, which included $2.4 million for severance and related expenses and $1.1 million for lease modification costs. These costs were included in restructuring and other on our Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2011 we recorded restructuring charges of $5.6 million as part of this program, which included $3.7 million for severance and related expenses, $1.5 million for lease termination and modification costs and $0.4 million of other charges. These costs were included in restructuring and other on our Condensed Consolidated Statements of Operations. In addition, we also recorded inventory write-offs of $0.5 million related to the planned rationalization of certain product lines as part of this program, which are included in cost of goods sold in our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $7.1 million of severance and related expenses, $1.5 million of lease termination and modification costs, $0.5 million of inventory write-offs, $0.4 million of other charges and $0.3 million related to a pension curtailment charge.
Changes in the 2011 corporate strategy restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2010	$3.4	$—	$—	$3.4
Charges	0.6	0.2	0.3	1.1
Usage	(1.0)	(0.2)	(0.4)	(1.6)
Currency impacts	0.2	—	0.2	0.4
Accrued balance at March 31, 2011	$3.2	$—	$0.1	$3.3
Charges	0.7	0.2	0.6	1.5
Usage	(1.4)	(0.2)	(0.6)	(2.2)
Currency impacts	—	—	—	—
Accrued balance at June 30, 2011	$2.5	$—	$0.1	$2.6
Charges	2.4	1.1	—	3.5
Usage	(1.4)	(0.4)	—	(1.8)
Currency impacts	(0.2)	(0.1)	—	(0.3)
Accrued balance at September 30, 2011	$3.3	$0.6	$0.1	$4.0
Other includes inventory write-offs of $0.2 million and $0.3 million for the three months ended March 31, 2011 and June 30, 2011, respectively. We expect the majority of the severance and related portion of this liability to be paid out during 2011.
Other

Our Camarillo, California manufacturing facility ceased operations on December 31, 2008 and the facility, comprised of a building and property, was classified as held for sale. In an effort to increase the salability of the property, during the three months ended June 30, 2011 we demolished the building which resulted in a $7.0 million loss on disposal during the period. The land related to the facility continues to meet the criteria for held for sale accounting and, therefore, remains classified in other current assets on the Condensed Consolidated Balance Sheet as of September 30, 2011 at a book value of $0.2 million. On October 7, 2011 we entered into an agreement to sell the land for $10.5 million, contingent upon the change of certain zoning requirements for the land as well as other standard contingencies. The sale is expected to close in the fourth quarter of 2012 or early 2013.

We recorded acquisition and integration related costs as a result of our acquisition activities of $0.3 million and $1.5 million during the three and nine months ended September 30, 2011 within restructuring and other expense in the Condensed Consolidated Statements of Operations.
We recorded a pension settlement loss of $0.9 million and $1.9 million during the three and nine months ended September 30, 2011, respectively, within restructuring and other expense in the Condensed Consolidated Statements of Operations as a result of the downsizing associated with our domestic restructuring activities. See Note 9 herein for further information regarding the pension settlement.

Note 8 — Stock-Based Compensation
Stock compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Stock compensation expense	$1.9	$1.9	$5.5	$5.1
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
As of September 30, 2011 we had stock-based compensation awards outstanding under five plans (collectively, the Stock Plans) consisting of stock options, restricted stock and restricted stock units. As of September 30, 2011 there were 3,909,678 shares available for grant under our 2011 Stock Incentive Plan. No further shares were available for grant under any other Stock Plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2010	4,916,088	$24.10
Granted	1,319,627	9.59
Exercised	(45,429)	10.13
Cancelled	(444,788)	35.37
Forfeited	(105,699)	14.61
Outstanding September 30, 2011	5,639,799	$20.10
Exercisable as of September 30, 2011	3,369,681	$26.43
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
The weighted average grant date fair value of options that were granted for the nine months ended September 30, 2011 was $4.23.
The following table summarizes our weighted average assumptions used in the valuation of options:

2011
Volatility	44.0%
Risk-free interest rate	2.2%
Expected life (months)	70
Dividend yield	—%
As of September 30, 2011 there was $8.1 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2010	739,196	$11.34
Granted	352,040	9.54
Vested	(269,378)	12.21
Forfeited	(53,227)	12.08
Nonvested as of September 30, 2011	768,631	$10.16
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
As of September 30, 2011 there was $6.4 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.4 years.

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
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2011 have exceeded our 2010 service and interest costs. As a result, we incurred partial settlement losses of $1.0 million and $0.9 million in the second and third quarters of 2011, respectively. The settlement losses are included in restructuring and other expense in our Condensed Consolidated Statements of Operations. Additionally, in connection with the settlement and as required by pension accounting guidance, we remeasured the funded status of our U.S. defined benefit pension plan as of June 30, 2011 and September 30, 2011.
During the nine months ended September 30, 2011 we contributed $12.2 million to our worldwide pension plans. We presently anticipate contributing approximately $1 million to $2 million to fund our worldwide pension plans during the remainder of 2011.
Components of net periodic pension cost included the following:

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$0.4	$0.1	$0.2	$—	$1.2	$0.3	$0.6
Interest cost	3.4	1.2	0.7	0.6	5.6	3.6	2.1	2.0
Expected return on plan assets	(4.8)	(1.5)	(0.9)	(0.6)	(7.9)	(4.4)	(2.6)	(2.1)
Amortization of net actuarial loss	0.7	0.1	0.1	0.1	1.1	0.3	0.3	0.2
Amortization of prior service (credit) cost	—	—	(0.1)	—	—	—	(0.3)	—
Net periodic pension (credit) cost	$(0.7)	$0.2	$(0.1)	$0.3	$(1.2)	$0.7	$(0.2)	$0.7
Settlement	0.9	2.0	—	—	1.9	2.0	—	—
Total pension costs (credits)	$0.2	$2.2	$(0.1)	$0.3	$0.7	$2.7	$(0.2)	$0.7

Note 10 — Income Taxes
We are subject to income tax in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the three and nine months ended September 30, 2011 we recorded an income tax provision of $2.1 million and $4.5 million, respectively. The income tax provision (benefit) is based on the estimated annual effective tax rate for the year applied to “ordinary” income (loss). Ordinary income (loss) is pre-tax income (loss) excluding unusual or infrequently occurring discrete items. The overall estimated annual effective tax rate calculation excludes jurisdictions reporting losses for which no tax benefit is expected to be recognized during the year. A separate estimated annual effective tax rate was calculated for the jurisdictions reporting losses for which no tax benefit can be recognized. The effective income tax rate for the three and nine months ended September 30, 2011 was (17.5) percent and (15.4) percent, respectively, compared with 28.1 percent and 38.8 percent in the same periods last year. The effective rate changes were primarily due to the full valuation allowance on U.S. deferred tax assets and the mix of taxable income/loss by country.
The effective income tax rate for the three and nine month periods ended September 30, 2011 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.
We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. Our U.S. federal income tax returns for 2006 through 2010 remain subject to examination by the Internal Revenue Service (IRS). The IRS completed its field work for the 2006 through 2008 examination in the second quarter of 2010 and has proposed adjustments. The matter is currently in IRS appeal. Due to a valuation allowance against our U.S. deferred tax assets, if issues under appeal were lost, we expect the impact to our Consolidated Statements of Operations would only be interest in excess of the amounts already accrued. The years 2004 through 2010 remain subject to examination by foreign tax jurisdictions as well as state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by that tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded unrecognized tax benefits during the nine months ended September 30, 2011. Our liability related to uncertain tax positions was $17.5 million as of each September 30, 2011 and December 31, 2010. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months.
Taxes collected from customers that were included in revenue for the three months ended September 30, 2011 and 2010 were $4.9 million and $5.4 million, respectively. Taxes collected from customers that were included in revenue for the nine months ended September 30, 2011 and 2010 were $15.1 million and $21.2 million, respectively.

Note 11 — Fair Value Measurements
As of September 30, 2011 and 2010 our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, certain derivative instruments are recorded at fair value as discussed below.
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
As of September 30, 2011 we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).
Hedge gains of $0.4 million and $0.6 million were reclassified into the Condensed Consolidated Statements of Operations during the three months ended September 30, 2011 and 2010, respectively. Hedge gains of $0.6 million and $1.0 million were reclassified into the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2011 and 2010, respectively. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of September 30, 2011 was $0.1 million, pre-tax, which, depending on market factors, is expected to be reversed in the Condensed Consolidated Balance Sheet or be reclassified into operations during the next three to six months.
Our financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2011			December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative assets
Foreign currency option contracts	$—	$1.4	$—	$—	$3.5	$—
Foreign currency forward contracts	—	—	—	—	—	—
Derivative liabilities
Foreign currency option contracts	—	(1.2)	—	—	(2.3)	—
Foreign currency forward contracts	—	—	—	—	—	—
Total	$—	$0.2	$—	$—	$1.2	$—
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

The notional amounts and fair values of our derivative instruments in the Condensed Consolidated Financial Statements were as follows:

	September 30, 2011			December 31, 2010
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$133.5	$1.4	$(1.2)	$246.0	$3.5	$(2.3)
Other hedges not receiving hedge accounting	76.5	—	—	47.1	—	—
Total	$210.0	$1.4	$(1.2)	$293.1	$3.5	$(2.3)
On September 30, 2011 we entered into certain hedges not receiving hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of September 30, 2011, but do not have a value until the subsequent day.
The derivative gains and losses in the Condensed Consolidated Statements of Operations were as follows:

(In millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) on Effective Portion of Derivative Reclassification from Accumulated Other Comprehensive Income to Cost of Goods Sold, net	Pretax Gain (Loss) Recognized in the Condensed Statements of Operations in Other Expenses, net
For the three months ended September 30, 2011
Cash flow hedges designated as hedging instruments	$(1.6)	$0.4	$—
Other hedges not receiving hedge accounting	—	—	(4.2)
Total	$(1.6)	$0.4	$(4.2)

For the three months ended September 30, 2010
Cash flow hedges designated as hedging instruments	$(1.6)	$0.6	$—
Other hedges not receiving hedge accounting	—	—	(2.3)
Total	$(1.6)	$0.6	$(2.3)

(In millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) on Effective Portion of Derivative Reclassification from Accumulated Other Comprehensive Income to Cost of Goods Sold, net	Pretax Gain (Loss) Recognized in the Condensed Statements of Operations in Other Expenses, net
For the nine months ended September 30, 2011
Cash flow hedges designated as hedging instruments	$(0.4)	$0.6	$—
Other hedges not receiving hedge accounting	—	—	(4.3)
Total	$(0.4)	$0.6	$(4.3)

For the nine months ended September 30, 2010
Cash flow hedges designated as hedging instruments	$(0.8)	$1.0	$—
Other hedges not receiving hedge accounting	—	—	(3.5)
Total	$(0.8)	$1.0	$(3.5)

Note 12 — Shareholders' Equity
Treasury Stock

On January 28, 2008, our Board of Directors authorized the repurchase of a total of 3.0 million shares. Since the inception of this authorization we have repurchased 1.8 million shares of common stock and as of September 30, 2011 we have remaining authorization to repurchase up to 1.2 million shares. The treasury stock held as of September 30, 2011 was acquired at an average price of $23.39 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2010	4,212,285
Purchases	1,099,219
Exercise of stock options	(45,429)
Restricted stock grants and other	(256,957)
401(k) matching contribution	(178,263)
Balance as of September 30, 2011	4,830,855
Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
(In millions)	2011	2010
Cumulative currency translation adjustment	$(48.3)	$(47.4)
Pension adjustments, net of income tax	(24.5)	(14.2)
Cash flow hedging and other, net of income tax	0.2	0.9
Total accumulated other comprehensive loss	$(72.6)	$(60.7)
Comprehensive (loss) income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Net loss	$(14.1)	$(2.4)	$(33.8)	$(20.7)
Cumulative currency translation adjustment	(11.7)	17.7	(0.8)	2.5
Pension adjustments, net of income taxes	(11.4)	(0.1)	(10.3)	0.1
Cash flow hedging and other, net of income tax	0.9	(1.8)	(0.8)	(1.3)
Total comprehensive (loss) income	$(36.3)	$13.4	$(45.7)	$(19.4)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Net Revenue
Americas	$141.4	$177.5	$427.3	$520.4
Europe	56.8	59.9	183.2	211.1
North Asia	75.3	72.5	229.6	226.8
South Asia	35.1	32.4	108.0	104.2
Total	$308.6	$342.3	$948.1	$1,062.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Operating Income (Loss)
Americas	$(0.8)	$8.9	$2.3	$27.4
Europe	4.6	(1.5)	7.8	(1.2)
North Asia	(0.3)	2.1	9.1	7.6
South Asia	1.4	1.0	2.3	3.0
Corporate and unallocated	(13.2)	(12.8)	(42.5)	(62.7)
Total	$(8.3)	$(2.3)	$(21.0)	$(25.9)

Corporate and unallocated amounts above include litigation settlement and restructuring and other expense of $7.5 million and $4.3 million for the three months ended September 30, 2011 and 2010, respectively. Corporate and unallocated amounts above include goodwill impairment, inventory write-offs related to our restructuring programs, litigation settlement expense and restructuring and other expense of $21.9 million and $35.2 million for the nine months ended September 30, 2011 and 2010, respectively.
We have three major product categories: traditional storage, secure and scalable storage, and audio and video information. During the three months ended June 30, 2011 we changed the name of the emerging storage product category to secure and scalable storage and during the three months ended September 30, 2011 we changed the name of the electronics and accessories category to audio and video information. These changes did not alter the definition of products within the categories; rather, the changes were made to better reflect our direction and future product offerings. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products primarily include DVDs, CDs and Blu-ray disc recordable media. Magnetic products primarily include data storage tape media. Other traditional storage products primarily include optical drives and audio and video tape media. Secure and scalable products include flash memory and hard disk drive products, including secure USB flash drives, external hard disk drives, removable hard disk drives and solid state drives. Audio and video information products primarily include CD players, alarm clocks, portable boom boxes, MP3 players, Apple iPad®, iPod® and iPhone® accessories, headphones, speakers and gaming accessories.
Net revenue by product category was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Net Revenue
Traditional storage
Optical products	$126.8	$147.3	$383.8	$457.9
Magnetic products	76.9	83.4	244.7	257.6
Other traditional storage	13.0	14.8	38.6	47.6
Total traditional storage	216.7	245.5	667.1	763.1
Secure and scalable storage	48.2	46.6	156.3	153.0
Audio and video information	43.7	50.2	124.7	146.4
Total	$308.6	$342.3	$948.1	$1,062.5

Note 14 — Litigation, Commitments and Contingencies
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our audio and video information and secure and scalable storage businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of September 30, 2011, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2011 would not be material to our Condensed Consolidated Financial Statements.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. A trial date had been set for October 2011, but in September 2011 we agreed to a settlement of the matter. Under the terms of the settlement we agreed to pay ARC $2 million. The one time payment was accrued for in the third quarter of 2011 and recorded as a litigation settlement expense in the Condensed Consolidated Statements of Operations.
In some countries in Europe the sale of recordable optical media is subject to a private copying levy, which is an extra charge on purchases of these products. Imation collects the levies upon sale, and submits payment of the levies to copyright collective non-government agencies for distribution to content providers as “fair compensation” for the harm caused to them due to private copies made by natural persons of protected works. For several years the amount of the levies in Europe has been in question and the subject of various litigation and law making activities. During 2010 we began withholding payments from the collecting agencies related to levies on some of the recordable optical media we sold but we continued to accrue the liability. For some countries we have discontinued recording the accrual. Quarterly we review the necessity of the accrued liability on a country-by-country basis relative to the ongoing developments related to litigation and law making activities in each country. Depending on our expectations of the final outcome of the various litigation and law making activities, if we determine the payment is less than what we have accrued, the estimated over accrual will be reversed and recorded as a reduction to our cost of goods sold in the period that we determine the payment is not probable. During the three and nine months ended September 30, 2011, we reversed $7.2 million and $12.7 million of the European levy accruals, respectively, due to our determination of probability based on court decisions which clarify the circumstances in which we are required to pay certain levies. The reversal was recorded as a benefit to cost of goods sold in the Condensed Consolidated Statements of Operations.

Note 15 — Subsequent Event
On September 20, 2011 we announced our entry into a definitive agreement under which we would acquire the secure data storage hardware assets of IronKey Systems Inc. (IronKey). We closed the acquisition on October 4, 2011. The preliminary purchase price consists of a cash payment of approximately $19.0 million.
IronKey's storage hardware products provide secure managed portable storage and authentication. Its customers include Fortune 500 enterprises, government agencies and the military. We also entered into a strategic partnership whereby we received an exclusive license from IronKey for its secure storage management software and service as well as a license to use the IronKey brand for secure storage products including online cloud-based security service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Imation Corp., a Delaware corporation, is a leading global technology company dedicated to helping people and organizations store, protect and connect their digital world. Our portfolio of data storage, security and audio and video information products reaches customers in more than 100 countries through our global distribution network. Imation Corp.’s global brand portfolio includes the Imation, Memorex, XtremeMac, TDK Life on Record, MXI Security and Encryptx brands. As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.

Executive Summary

Consolidated Results of Operations for the Three Months Ended September 30, 2011

•	Net revenue from continuing operations of $308.6 million for the three months ended September 30, 2011 was down 9.8 percent compared with $342.3 million in the same period last year.

•	Operating loss was $8.3 million for the three months ended September 30, 2011 compared with operating loss of $2.3 million in the same period last year.

•
Diluted loss per share from continuing operations was $0.38 for the three months ended September 30, 2011 compared with diluted loss per share from continuing operations of $0.06 for the same period last year.

Consolidated Results of Operations for the Nine Months Ended September 30, 2011

•	Net revenue from continuing operations of $948.1 million for the nine months ended September 30, 2011 was down 10.8 percent compared with $1,062.5 million in the same period last year.

•	Operating loss was $21.0 million for the nine months ended September 30, 2011 compared with operating loss of $25.9 million in the same period last year.

•
Diluted loss per share from continuing operations was $0.89 for the nine months ended September 30, 2011 compared with diluted loss per share from continuing operations of $0.54 for the same period last year.

Cash Flow/Financial Condition for the Nine Months Ended September 30, 2011

•
Cash and cash equivalents totaled $232.9 million as of September 30, 2011 compared with $304.9 million at December 31, 2010. The decrease was primarily attributable to acquisition related payments, pension contributions, litigation settlement payments, restructuring payments, treasury stock purchases and annual incentive payments to employees.

•
Cash flow used in operating activities was $31.6 million for the nine months ended September 30, 2011 compared with cash provided by operating activities of $102.9 million in the same period last year. This change was primarily due to pension funding, restructuring payments, litigation settlement payments and changes in working capital. Cash provided by operating activities during the nine months ended September 30, 2010 was substantially higher due to significant progress in working capital initiatives.

Results of Operations
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$308.6	$342.3	(9.8)%	$948.1	$1,062.5	(10.8)%
Our worldwide revenue for the three months ended September 30, 2011 decreased compared to the same period last year due to declines in traditional storage products of $28.8 million, including $20.5 million from optical products and $6.5 million from magnetic products, as well as declines of $6.5 million from audio and video information products as a result of planned rationalization of video products, partially offset by an increase of $1.6 million from secure and scalable storage products. Revenue was positively impacted by foreign currency translation of four percent.
Our worldwide revenue for the nine months ended September 30, 2011 decreased compared to the same period last year due to declines in traditional storage products of $96.0 million, including $74.1 million from optical products as a result of declining demand and $12.9 million from magnetic products, as well as declines of $21.7 million from audio and video information products as a result of planned rationalization of video products, offset partially by an increase of $3.3 million from secure and scalable storage products. Revenue was positively impacted by foreign currency translation of four percent.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Gross profit	$57.2	$55.6	2.9%	$165.2	$175.8	(6.0)%
Gross margin	18.5%	16.2%		17.4%	16.5%
Gross profit increased for the three months ended September 30, 2011 compared to the same period last year due to European levy benefits of $7.2 million and price increases which were partially offset by the net impact of optical supplier cost increases of $5.5 million along with lower net revenues on optical products. Gross profit was also impacted by the sale of certain non-strategic intellectual property which provided a net gain of $2.4 million as well as higher gross margins in several product categories including secure and scalable storage and audio and video information products.
Gross profit decreased for the nine months ended September 30, 2011 compared to the same period last year primarily due to lower net revenues on optical products and lower gross margins on magnetic partially offset by higher gross margins on all other products. Optical gross profit was benefited by European levy benefits of $12.7 million and price increases which were partially offset by optical supplier increases of $12.8 million.
Total Company gross margins increased over the three and nine months ended September 30, 2011 compared to the same periods last year primarily due to European levy benefits and price increases offset by optical supplier cost increases as discussed above along with changes in product mix.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Selling, general and administrative	$52.7	$49.3	6.9%	$150.8	$153.9	(2.0)%
As a percent of revenue	17.1%	14.4%		15.9%	14.5%
SG&A expense increased for the three months ended September 30, 2011 compared with the same period as last year primarily related to SG&A expenses related to our acquired businesses.
SG&A expense decreased for the nine months ended September 30, 2011 compared with the same period as last year primarily related to a reversal of a bad debt reserve of $2.7 million as well as cost control actions and ongoing restructuring related to our previously announced restructuring programs, partially offset by additional ongoing SG&A expenses related to our acquired businesses.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Research and development	$5.3	$4.3	23.3%	$15.0	$12.6	19.0%
As a percent of revenue	1.7%	1.3%		1.6%	1.2%
R&D expense increased for the three and nine months ended September 30, 2011 compared with the same periods last year due to our investment to support growth initiatives in secure and scalable data storage products.

Litigation settlement

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Litigation settlement	$2.0	$—	NM	$2.0	$—	NM
As a percent of revenue	0.6%	—%		0.2%	—%

NM -	Not Meaningful
A litigation settlement charge of $2.0 million was recorded during the three months ended September 30, 2011. In September 2011 we entered into a settlement with Advanced Research Corp. (ARC) under which we agreed to pay ARC $2.0 million to settle a dispute. See Note 14 in our Condensed Consolidated Financial Statements for further information regarding this litigation.

Goodwill Impairment

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Goodwill impairment	$—	$—	NM	$1.6	$23.5	(93.2)%

NM -	Not Meaningful
On February 28, 2011 we acquired substantially all of the assets of BeCompliant Corporation (doing business as Encryptx). The purchase price allocation resulted in goodwill of $1.6 million relating to this acquisition, made up of expected strategic synergies and intangible assets that do not qualify for separate recognition. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. As of March 31, 2011 the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed as of March 31, 2011 we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired on March 31, 2011. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding this acquisition.
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

Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Restructuring and other	$5.5	$4.3	27.9%	$16.8	$11.7	43.6%

Restructuring and other expense for the three and nine months ended September 30, 2011 was related to our 2011 corporate strategy restructuring program and the 2011 manufacturing redesign restructuring program. Specifically, we incurred severance related costs of $2.4 million and $3.7 million, respectively, lease termination and modification costs of $1.1 million and $1.5 million, respectively, and other charges of $0.8 million and $1.2 million, respectively. Additionally, we incurred other charges unrelated to these programs of $1.2 million and $10.4 million during the three and nine months ended September 30, 2011 respectively. These other charges are primarily related to the demolition of our Camarillo, California facility of $7.0 million, pension settlements of $1.9 million and acquisition and integration related costs of $1.5 million. During the remainder of 2011 we expect to incur restructuring charges in a range of approximately $2 million to $5 million related to our outstanding restructuring programs.

Restructuring expense for the three and nine month periods ended September 30, 2010 was mainly related to our 2008 corporate redesign restructuring program and included severance related costs of $1.0 million and $5.9 million, respectively, and $1.3 and $1.6 million of lease termination costs, respectively. Additionally, we recorded $2.0 million of pension settlement charges for the three and nine month periods ended September 30, 2010. Other expenses for the nine months ended September 30, 2010 included costs associated with the retirement of our former Vice Chairman and Chief Executive Officer including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.
Operating (Loss) Income

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Operating loss	$(8.3)	$(2.3)	NM	$(21.0)	$(25.9)	(18.9)%
As a percent of revenue	(2.7)%	(0.7)%		(2.2)%	(2.4)%

NM -	Not Meaningful
Operating loss increased for the three months ended September 30, 2011 compared with the same period last year primarily due to higher SG&A costs of $3.4 million, litigation settlement expense of $2.0 million, higher restructuring and other expenses of $1.2 million and higher R&D expenses of $1.0 million, partially offset by higher gross profit of $1.6 million, each as discussed above.
Operating loss decreased for the nine months ended September 30, 2011 compared with the same period last year primarily due to lower goodwill impairment charges of $21.9 million, partially offset by lower gross profit of $10.6 million and higher restructuring and other expenses of $5.1 million, each as discussed above.

Other (Income) and Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Interest income	$(0.2)	$(0.2)	—%	$(0.6)	$(0.6)	—%
Interest expense	0.8	1.2	(33.3)%	2.7	3.3	(18.2)%
Other, net	3.1	(0.1)	NM	6.2	4.9	26.5%
Total	3.7	0.9	311.1%	8.3	7.6	9.2%
As a percent of revenue	1.2%	0.3%		0.9%	0.7%

NM -	Not Meaningful
Other expense increased for the three and nine months ended September 30, 2011 compared to the same period last year due to increases in foreign currency losses of $3.2 million and $2.1 million, respectively. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk and as a result we experience some volatility in other income, especially in periods of significant foreign currency fluctuation.

Income Tax Provision (Benefit)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Income tax provision (benefit)	$2.1	$(0.9)	NM	$4.5	$(13.0)	NM
Effective tax rate	(17.5)%	28.1%		(15.4)%	38.8%

NM -	Not Meaningful
The change in the effective rate of income tax provision (benefit) for the three and nine months ended September 30, 2011 compared with the same periods last year was due primarily to a full valuation allowance on U.S. deferred tax assets and the mix of taxable income/loss by country. See Note 10 to the Condensed Consolidated Financial Statements for further information about the valuation allowance related to the U.S. deferred tax assets.

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
We have three major product categories: traditional storage, secure and scalable storage, and audio and video information. During the three months ended June 30, 2011 we changed the name of the emerging storage product category to secure and scalable storage and during the three months ended September 30, 2011 we changed the name of the electronics and accessories category to audio and video information. These changes did not alter the definition of products within the categories; rather, the changes were made to better reflect our direction and future product offerings.
Information related to our segments is as follows:

Americas

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$141.4	$177.5	(20.3)%	$427.3	$520.4	(17.9)%
Operating income	(0.8)	8.9	NM	2.3	27.4	(91.6)%
As a percent of revenue	(0.6)%	5.0%		0.5%	5.3%

NM -	Not Meaningful
The Americas segment is our largest segment comprising 45.8 percent of our revenue for the three months ended September 30, 2011. The Americas segment revenue decreased for the three months ended September 30, 2011 compared with the same period last year driven primarily by lower revenue from optical products of $17.6 million, audio and video information products of $11.3 million and magnetic products of $10.6 million. Revenue decreased for the nine months ended September 30, 2011 compared with the same period last year driven primarily by the lower revenue from optical products of $45.2 million, audio and video information products of $31.3 million due to planned rationalization of certain product lines and magnetic products of $21.0 million.
Operating income decreased for the three and nine months ended September 30, 2011 compared with the same period last year driven primarily by lower revenue and lower gross margin on optical and magnetic products.

Europe

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$56.8	$59.9	(5.2)%	$183.2	$211.1	(13.2)%
Operating income	4.6	(1.5)	NM	7.8	(1.2)	NM
As a percent of revenue	8.1%	(2.5)%		4.3%	(0.6)%

NM -	Not Meaningful
The Europe segment comprised 18.4 percent of our revenue for the three months ended September 30, 2011. The Europe segment revenue decreased for the three months ended September 30, 2011 compared with the same period last year driven by lower revenue from optical products of $3.3 million and secure and scalable storage products of $1.0 million, partially offset by higher revenue from magnetic products of $1.5 million. Revenue for the three months ended September 30, 2011 was benefited by foreign currency impacts of ten percent. Revenue decreased for the nine months ended September 30, 2011 compared with the same period last year driven primarily by lower revenue from optical products of $24.5 million. Revenue for the nine months ended September 30, 2011 was benefited by foreign currency impacts of seven percent.
Operating income increased for the three and nine months ended September 30, 2011 compared with the same periods last year driven primarily by the higher gross margins on optical products mainly due to the reversal of accrued European levies on optical products of $7.2 million and $12.7 million, respectively, related to levy accruals we believe no longer need to be paid.

North Asia

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$75.3	$72.5	3.9%	$229.6	$226.8	1.2%
Operating income	(0.3)	2.1	NM	9.1	7.6	19.7%
As a percent of revenue	(0.4)%	2.9%		4.0%	3.4%

NM -	Not Meaningful
The North Asia segment comprised 24.4 percent of our revenue for the three months ended September 30, 2011. The North Asia segment revenue increased for the three months ended September 30, 2011 compared with the same period last year driven primarily by higher revenue from magnetic products of $1.6 million and audio and video information products of $1.9 million. Revenue for the three months ended September 30, 2011 was benefited by foreign currency impacts of eight percent. Revenue increased for the nine months ended September 30, 2011 compared with the same period last year driven primarily by higher revenue from flash products of $6.4 million, magnetic products of $5.2 million and audio and video information products of $3.9 million, partially offset by decreases in revenue from hard disk drives of $7.0 million, optical products of $1.7 million and other traditional storage products of $2.2 million. Revenue for the nine months ended September 30, 2011 was benefited by foreign currency impacts of nine percent.
Operating income decreased for the three months ended September 30, 2011 compared with the same period last year driven primarily by lower gross margin on optical products and higher SG&A costs as a result of changes in foreign currency rates. Operating income increased for the nine months ended September 30, 2011 compared with the same period last year driven primarily by a reversal of a bad debt reserve of $2.7 million as well as improved gross margins on secure and scalable storage products, offset partially by the changes in foreign currency rates and resulting impact on the region's SG&A costs.

South Asia

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Net revenue	$35.1	$32.4	8.3%	$108.0	$104.2	3.6%
Operating income	1.4	1.0	40.0%	2.3	3.0	(23.3)%
As a percent of revenue	4.0%	3.1%		2.1%	2.9%
The South Asia segment comprised 11.4 percent of our revenue for the three months ended September 30, 2011. The South Asia segment revenue increased slightly for the three months ended September 30, 2011 compared with the same period last year driven by higher revenue from audio and video information products of $2.3 million. Revenue for the three months ended September 30, 2011, was benefited by foreign currency impacts of eight percent. Revenue increased for the nine months ended September 30, 2011 compared with the same period last year driven primarily by increased revenue from audio and video information products of $5.0 million, offset partially by decreases in optical products of $2.9 million. Revenue for the nine months ended September 30, 2011 was benefited by foreign currency impacts of eight percent.
Operating income increased for the three months ended September 30, 2011 compared with the same period last year driven primarily by higher gross margins on audio and video information products and traditional storage products, partially offset by increased SG&A costs. Operating income decreased for the nine months ended September 30, 2011 compared with the same period last year driven primarily by increased SG&A costs offset partially by higher revenue on audio and video information products.

Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2011	2010		2011	2010
Operating costs	$(13.2)	$(12.8)	3.1%	$(42.5)	$(62.7)	(32.2)%
The corporate and unallocated operating loss includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as litigation settlement charges, goodwill impairment charges, R&D expense, corporate expense, stock-based compensation expense and restructuring and other expense. The corporate and unallocated operating loss increased for the three months ended September 30, 2011 compared with the same period as last year driven primarily by increased restructuring and other expense related to our previously announced programs. The corporate and unallocated operating loss decreased for the nine months ended September 30, 2011 compared with the same period as last year driven primarily by a goodwill impairment charge during 2010 of $23.5 million, offset partially by increased restructuring and other expense related to our previously announced programs as well as the $7.0 million charge relating to the demolition of our Camarillo, California facility during the three months ended June 30, 2011.

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
Changes in foreign currency translation rates for the three months ended September 30, 2011 benefited worldwide revenue by four percent compared with one percent for the same period last year. Changes in foreign currency translation rates for the nine months ended September 30, 2011 benefited worldwide revenue by four percent compared with two percent for the same period last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
Our cash and cash equivalents balance as of September 30, 2011 was $232.9 million, a decrease of $72.0 million from $304.9 million as of December 31, 2010. The decrease was primarily attributable to acquisition related payments, pension contributions, litigation settlement payments, restructuring payments, treasury stock purchases and annual incentive payments to employees.
Our accounts receivable balance as of September 30, 2011 was $212.4 million, a decrease of $46.4 million from $258.8 million as of December 31, 2010 as a result of lower sales during the period. Days sales outstanding was 59 days as of September 30, 2011, up 2 days from December 31, 2010. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of September 30, 2011 was $235.3 million, an increase of $32.0 million from $203.3 million as of December 31, 2010. Days of inventory supply was 74 days as of September 30, 2011, up 5 days from December 31, 2010. These increases were primarily a result of changes in terms with our optical vendors from consignment to owned inventory during the second quarter of 2011. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of September 30, 2011 was $201.2 million, a decrease of $18.0 million from $219.2 million as of December 31, 2010. The decrease in accounts payable was mainly due to reduced payment terms primarily to our optical suppliers.
Our other current liabilities balance as of September 30, 2011 was $153.2 million, a decrease of $19.1 million from $172.3 million as of December 31, 2010. The decrease was primarily due to the payment associated with the TDK value added tax liability which was paid from restricted cash, the timing of annual payments in programs associated with rebate accruals and restructuring payments, offset partially by the current portion of our previously announced litigation settlement accruals which were $17.6 million and $10.6 million at September 30, 2011 and December 31, 2010, respectively.
In some countries in Europe the sale of recordable optical media is subject to a private copying levy, which is an extra charge on purchases of these products. Imation collects the levies upon sale, and submits payment of the levies to copyright collective non-government agencies for distribution to content providers as “fair compensation” for the harm caused to them due to private copies made by natural persons of protected works. For several years the amount of the levies in Europe has been in question and the subject of various litigation and law making activities. During 2010 we began withholding payments from the collecting agencies related to levies on some of the recordable optical media we sold but we continued to accrue the liability. For some countries we have discontinued recording the accrual. Quarterly we review the necessity of the accrued liability on a country-by-country basis relative to the ongoing developments related to litigation and law making activities in each country. Depending on our expectations of the final outcome of the various litigation and law making activities, if we determine the payment is less than what we have accrued, the estimated over accrual will be reversed and recorded as a reduction to our cost of goods sold in the period that we determine the payment is not probable. During the three and nine months ended September 30, 2011, we reversed $7.2 million and $12.7 million of the European levy accruals, respectively, due to our determination of probability based on court decisions which clarify the circumstances in which we are required to pay certain levies. The reversal was recorded as a benefit to cost of goods sold in the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
Cash Flows (Used In) Provided by Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2011	2010
Net loss	$(33.8)	$(20.7)
Adjustments to reconcile net income to net cash provided by operating activities	56.7	40.7
Changes in operating assets and liabilities	(54.5)	82.9
Net cash (used in) provided by operating activities	$(31.6)	$102.9
Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash payments during the nine months ended September 30, 2011 included $12.2 million of pension funding, $11.1 million of restructuring payments, $10.9 million related to litigation settlements with SanDisk and Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips) and $7.1 million related to our 2010 annual incentive program.
Cash provided by operating activities of $102.9 million for the nine months ended September 30, 2010 was driven primarily by working capital improvements. Cash payments included $8.2 million related to a litigation settlement, $7.8 million under our restructuring programs and $4.4 million of pension funding.
Cash Flows Used in Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2011	2010
Capital expenditures	$(6.1)	$(5.7)
Acquisitions	(26.0)	—
License agreement payment	—	(5.0)
Other, net	—	0.2
Net cash used in investing activities	$(32.1)	$(10.5)
Cash used in investing activities for the nine months ended September 30, 2011 included $26.0 million related to acquisitions, specifically MXI Security for $24.5 million, BeCompliant Corporation (doing business as Encryptx) for $1.0 million and ProStor Systems, Inc. for $0.5 million. Cash used in investing activities was also impacted by $6.1 million of capital expenditures. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding our acquisitions. Cash used in investing activities for the nine months ended September 30, 2010 included $5.7 million of capital expenditures and $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems. The acquisition of certain ProStor assets on August 29, 2011 excluded the portion of the business to which this license relates.
Cash Flows Used in Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2011	2010
Purchase of treasury stock	$(9.7)	$—
Exercise of stock options	0.6	—
Debt issuance costs	—	(1.0)
Net cash used in financing activities	$(9.1)	$(1.0)
On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. During the nine months ended September 30, 2011 we repurchased 1.1 million shares. We did not repurchase shares during 2010. Since the inception of the program we have repurchased a total of 1.8 million shares and 1.2 million shares remain outstanding under the authorization as of September 30, 2011.
We have a credit agreement with a group of banks that was most recently amended on June 28, 2011 and expires March 29, 2013. The credit agreement includes a senior revolving credit facility amount of $200 million, including sublimits of $150 million in the United States and $50 million in Europe. Advances are limited to the lesser of the sublimit(s) and the borrowing base as defined by the agreement. As of September 30, 2011 our total availability under the credit facility was $129.0 million. The credit agreement is secured by our Oakdale headquarters and all of our personal property and the personal property of certain other subsidiaries.
Borrowings under the credit agreement bare a variable rate of interest which during the three and nine months ended September 30, 2011 would have been approximately 5.0 percent. However, we did not have borrowings under the credit agreement during the nine months ended September 30, 2011.
The credit agreement contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of September 30, 2011. The credit agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. However, at September 30, 2011 that conditional financial covenant did not apply.
Our liquidity needs for the remaining three months of 2011 include the following: restructuring payments of approximately $2 million to $5 million, capital expenditures of approximately $2 million to $3 million, pension funding of approximately $1 million to $2 million, operating lease payments of approximately $3 million, approximately $19 million for the acquisition of IronKey Systems Inc. plus any other amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.

Contractual Obligations
A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As part of our 2011 corporate strategy restructuring program, we modified certain lease agreements. These modifications resulted in charges of $1.1 million during the three months ended September 30, 2011 which were recorded in restructuring and other in the Condensed Consolidated Statement of Operations. The changes related to our lease obligations are reflected in the table below. No other significant changes to our contractual obligations occurred during the first nine months of 2011.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$16.7	$8.5	$7.0	$1.2	$—

Fair Value Measurements

See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Critical Accounting Policies and Estimates
 A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no significant changes to these accounting policies for the first nine months of 2011.

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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; the ready availability and price of energy and key raw materials or critical components; our ability to pass along price increases to our customers; changes in European law or practice related to the imposition or collectability of optical levies; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to introduce new offerings in a timely manner either independently or in association with TDK, OEMs and other third parties and the market acceptance of newly introduced product and service offerings; continuing uncertainty in global and regional economic conditions; our ability to identify, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; our ability to realize the benefits from our global sourcing and development strategy for magnetic data storage products and the related restructuring; the volatility of the markets in which we operate; foreign currency fluctuations; our ability to source and deliver products to our customers at acceptable quality, volume and cost levels; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to meet our revenue growth, gross margin and earnings targets; our ability to secure adequate supply of certain high demand products at acceptable prices; changes in the supply and cost of raw materials and key components of our products resulting from the effects of natural disasters including the October 2011 flooding in Thailand; our ability to efficiently source, warehouse and distribute our products globally; a material change in customer relationships or in customer demand for products; the future financial and operating performance of major customers and industries served; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the possibility that our long-lived assets for any goodwill that we acquire in the future may become impaired; the outcome of any pending or future litigation; and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2010. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2010.
 As of September 30, 2011 we had $210.0 million notional amount of foreign currency forward and option contracts of which $76.5 million hedged recorded balance sheet exposures. This compares to $293.1 million notional amount of foreign currency forward and option contracts as of December 31, 2010, of which $47.1 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2011 by $4.9 million.

Item 4. Controls and Procedures.
 Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2011, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our audio and video information and secure and scalable storage businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of September 30, 2011, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2011 would not be material to our Condensed Consolidated Financial Statements.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. A trial date had been set for October 2011, but in September 2011 we agreed to a settlement of the matter. Under the terms of the settlement we agreed to pay ARC $2 million. The one time payment was accrued for in the third quarter of 2011 and recorded as a litigation settlement expense in the Condensed Consolidated Statements of Operations.
Item 1A. Risk Factors.
 There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
July 1, 2011 - July 31, 2011	—	$—	—	1,629,741
August 1, 2011 - August 31, 2011	324,899	7.14	323,460	1,306,281
September 1, 2011 - September 30, 2011	89,690	6.99	89,600	1,216,681
Total	414,589	$7.11	413,060	1,216,681
(a) The purchases in this column include shares repurchased as part of our publicly announced programs and include 1,591 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) On January 28, 2008, our Board of Directors authorized and announced the repurchase of a total of 3.0 million shares of common stock of which we have repurchased 1.8 million shares and have remaining authorization to repurchase up to 1.2 million shares. The authorization has no expiration date.

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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	November 3, 2011	/s/ Paul R. Zeller
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.