Form 10-K
period 2011-12-30
IMATION CORP
filed 2012-02-28
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
Form 10-K
________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-14310
____________________________

IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Imation Way Oakdale, Minnesota (Address of principal executive offices)	55128 (Zip Code)
(651) 704-4000
(Registrant’s telephone number, including area code)
________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 per share	New York Stock Exchange, Inc.; Chicago Stock Exchange, Incorporated
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.; Chicago Stock Exchange, Incorporated
________________________________________________
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $9.44 as reported on the New York Stock Exchange on June 30, 2011, was $355.5 million.
The number of shares outstanding of the registrant’s common stock on February 22, 2012 was 38,316,993.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of registrant’s Proxy Statement for registrant’s 2012 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.	Business.
General
Imation Corp., a Delaware corporation, is a global scalable storage and data security company. Our portfolio includes tiered storage and security offerings for business and products designed to manage audio and video information in the home. Imation reaches customers in more than 100 countries through a global distribution network. As used herein, the terms “Imation,” “Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.
In July 1996, Imation was established as a manufacturer of magnetic tape products under the Imation brand, sold to commercial end users through multiple distribution channels. We then expanded our business into other removable data storage media such as optical media, flash and solid state drives, and removable and external hard disk drives. In 2006, we acquired substantially all of the assets of Memorex International Inc. (Memorex), followed by the acquisition of the TDK Recording Media business (TDK Life on Record) in 2007. In 2007, we also acquired certain assets of Memcorp, Inc. and Memcorp Asia Limited (together Memcorp) used in or relating to the sourcing and sale of consumer electronic products, principally under the Memorex brand name. This acquisition established our foundation in audio and video consumer electronic products. In 2008, we expanded our presence in consumer electronic products with the acquisition of certain assets of Xtreme Accessories, LLC (XtremeMac), a maker of accessories for Apple consumer electronics products. In 2011, we launched our strategy to grow in the secure and scalable storage markets and create a global leadership position in high-security data storage and device management with the acquisitions of the Encryptx security solutions for removable storage devices and removable storage media from BeCompliant Corporation, the secure data storage hardware business of IronKey Systems, Inc. (IronKey) and the portable security solutions and technologies of MXI Security from Memory Experts International, Inc.
Our global brand portfolio includes the Imation™ brand, the Memorex™ brand, the XtremeMac™ and MXI Security™ brands. Imation is also the exclusive licensee of the TDK Life on Record™ brand, one of the world’s leading recording media brands, and the IronKey brand.
Our Products
We have three major product categories: traditional storage, secure and scalable storage, and audio and video information.
Traditional Storage
Traditional storage products include optical media products, magnetic tape media products and other traditional storage media products.
Our optical media products consist of CDs, DVDs and Blu-ray recordable media. We have the leading global market share for recordable optical media however the overall market for CDs and DVDs is declining as digital streaming, hard disk and flash media replace optical media in some applications such as music and video recording. We sell high capacity Blu-ray discs which are used primarily for recording high-definition video content. Our recordable optical media products are sold through a variety of retail and commercial distribution channels and sourced from manufacturers primarily in Taiwan and India. Optical storage capacities range from 650 megabyte CD-R (recordable) and CD-RW (rewritable) optical discs to 9.4 gigabyte (GB) double-sided DVD optical discs and Blu-ray discs with 25GB to 100GB of capacity. Our optical media is sold throughout the world under brands we own or control, including Imation, Memorex and TDK Life on Record, and under a distribution agreement for the Hewlett Packard brand.
Our magnetic tape media products are used for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval and for cost-effective mass and archival storage. Capacity of our tape products range from less than 10GB up to 3.0 terabytes (TB) per cartridge. We enjoy a leading market share, a significant intellectual property portfolio, a solid industry reputation, and strong relationships with key original equipment manufacturers (OEMs). Some of our legacy tape formats are proprietary or semi-proprietary and have higher gross profit margins than non-proprietary products. Our magnetic tape products are sold throughout the world under various brands.
Other traditional storage products include primarily optical drives and audio and video tape media.

Secure and Scalable Storage
Secure storage products and software include USB flash drives and external hard drives designed to meet the most stringent security standards to protect data at rest with Federal Information Processing Standard (FIPS) validation, password and biometric authentication, including biometric USB drives, encrypted and biometric hard disk drives, secure portable desktop solutions, and software solutions. Flash media products with security features provide margins significantly higher than traditional flash media without data security. These products are sold throughout the world under the Imation Defender™, MXI Security and IronKey brands. We also sell standard USB flash drives and external hard disk drives throughout the world under our Imation, Memorex and TDK Life on Record brands. We source these products from manufacturers primarily in Asia and the United States and sell them through a variety of retail and commercial distribution channels around the world. USB flash drives have capacities ranging from 1GB up to 64GB and capacities continue to increase as new products are introduced. External hard disk drives have capacities ranging from 250 GB to 5 TB. Scalable storage products include data protection appliances such as DataGuard network attached storage backup appliances and InfiniVault ™ active archive appliances. The Imation RDX™ removable hard disk cartridge is a high-capacity, rugged and removable 2.5-inch hard disk drive cartridge with 160GB to 1TB capacities.
Audio and Video Information
Our audio and video information products include Apple iPad®, iPod® and iPhone® accessories, headphones, CD players, alarm clocks, portable boom boxes, MP3 players, and speakers sold under the Memorex, TDK Life on Record and XtremeMac brands. The portfolio continues to evolve with consumer demand and with development of our brands. We design products to meet user needs and source these products from manufacturers throughout Asia.
The table below describes our revenue by product category:

	Years Ended December 31,
	2011		2010		2009
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(Dollars in millions)
Traditional storage
Optical products	$511.9	39.6%	$619.3	42.4%	$738.0	44.8%
Magnetic products	327.4	25.4%	347.8	23.8%	406.0	24.6%
Other traditional storage	47.7	3.7%	62.8	4.3%	77.7	4.7%
Total traditional storage	887.0	68.7%	1,029.9	70.5%	1,221.7	74.1%
Secure and scalable storage	210.1	16.3%	207.5	14.2%	165.4	10.0%
Audio and video information	193.3	15.0%	223.5	15.3%	262.4	15.9%
Total	$1,290.4		$1,460.9		$1,649.5
Our Brands
The Imation brand has been at the forefront of data storage and digital technology since inception. Imation brand products include magnetic tape media, recordable CDs, DVDs and Blu-ray discs, flash products and hard disk drives. The Imation brand includes the DataGuard Data Protection Appliances, InfiniVault™ Storage appliances and RDX® Removable hard disk storage systems. Imation Defender products include secure storage flash drives and external hard drives. Imation brand products are sold throughout the world and target the commercial user and individual consumer. Imation Defender products include secure storage flash drives and external hard drives.
The Memorex brand was acquired by Imation in 2006. Memorex brand products include recordable CDs, DVDs and Blu-ray discs, CD players, alarm clocks, portable boom boxes, iPod and iPhone accessories, headphones and speakers. Memorex brand products are sold primarily in North America.
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
The MXI Security brand was acquired by Imation in 2011 and includes secure storage flash drives and external hard drives, as well as software solutions to help manage portable security devices on the network.
During 2011 Imation and IronKey entered into a strategic partnership whereby Imation received an exclusive license from IronKey for its secure storage management software and service, and a license to use the IronKey brand for secure storage products.
Business Segments
Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling generally all of our product lines.
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
The South Asia segment includes Australia, Singapore, India, the Middle East and parts of Africa. It is similar to North America and Western Europe in terms of overall penetration of IT into the market, though its distribution channels are less developed.
The chart below breaks out our 2011 revenue by segment:

See Note 14 to the Consolidated Financial Statements for further information regarding our business segments and geographic information.

Customers, Marketing and Distribution
Our products are sold to businesses and individual consumers. No one customer constituted 10 percent or more of our revenue in 2011, 2010 or 2009.
Our products are sold through a combination of distributors, wholesalers, value-added resellers, OEMs and retail outlets. Worldwide, approximately 51 percent of our 2011 revenue came from distributors, 46 percent came from the retail channel and 3 percent came from OEMs. We maintain a company sales force and a network of distributors and value-added resellers (VARs) to generate sales of our products around the world.
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
Our primary competitors in recordable optical media include Maxell, JVC, Sony and Verbatim brands. Our primary competitors in magnetic tape media include Fuji, Sony, Maxell and HP brands. Our primary competitors in secure and scalable storage products include SanDisk, Lexar, PNY and Kingston brands in flash media, Western Digital and Seagate in external and removable hard drives, and Tandberg Data and Overland Data in scalable data appliances. These companies generally compete with us in all our business segments. While the parent companies that own these brands compete in the removable data storage media market, most generally do not report financial results for these business lines on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate we held a leading market share in optical and magnetic products with more than one-third of those markets.
The demand for data storage capacity is expected to grow. The magnetic tape industry has consistently addressed the growth in demand for storage capacity with new non-proprietary storage formats with higher capacity cartridges resulting in a lower cost per gigabyte which results in a decline in actual number of units of media shipped. In addition, these non-proprietary formats experience greater price competition than proprietary formats. The market for non-proprietary format tape continues to gain share against proprietary formats and is typically more competitive with lower gross margins than proprietary formats. In addition, lower cost disk and storage optimization strategies such as virtual tape and de-duplication remain a factor in certain sectors of the market. As a result, we expect our tape revenue to continue to be under pressure as these factors contribute over time to a shift in the mix of total tape revenue toward lower margin open formats.
The secure flash media market is growing as more companies and individuals become victims of cyber-attacks and as data becomes more mobile. The traditional flash media market is competitive with highly variable price swings driven by NAND chip manufacturing volume and capacity as well as market demand in the much larger embedded flash market. Focused and efficient sourcing and distribution, as well as diligent management of inventories, channel placement and promotional activity are critical elements for success in this market.
Audio and video information products are sold based on a variety of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price. Our competitors in the audio and video information products market consist of numerous manufacturers and brands. The global audio and video information products market is a very large and highly diverse market in terms of competitors, channels and products. Our current product offerings focus on a subset of this market.
Product Sourcing
We contract for the manufacturing of all products we sell and distribute from a variety of third-party providers that manufacture predominately outside the United States. We seek to differentiate our products through unique designs, product positioning, packaging, merchandising and branding.
On July 31, 2007, we acquired substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products being sold under the TDK Life on Record brand name (TDK Recording Media), from TDK, including the assets or capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media business. In conjunction with our acquisition of the TDK Recording Media business we also entered into a supply agreement, dated July 31,

2007, with TDK (Supply Agreement), which allows us to purchase a limited number of LTO Tape media and Blu-ray removable recording media products and accessory products for resale under the TDK Life on Record brand name. TDK agreed to supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK Life on Record brand name during the term of the trademark license agreements. The trademark license agreements will continue unless terminated by TDK no earlier than 2032 (2017 in the case of headphones and speakers) or earlier in the event of a material breach of the trademark license agreement, specific change of control events or default by Imation. The Supply Agreement will continue until the later of 2012 or for so long as TDK manufactures any of the products. TDK owned approximately 20 percent of outstanding Imation Corp. common stock on December 31, 2011.
On January 13, 2011, our Board of Directors approved a restructuring plan to discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011. We signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies. Under the agreement, we collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, and consolidated tape coating operations to the TDK Group Yamanashi manufacturing facility.
We also make significant purchases of finished and semi-finished products, including optical media and USB flash drives, certain finished tape and tape cartridges and consumer electronic products, primarily from Asian suppliers. For our optical media, we procure our supply primarily from three companies. If supply were disrupted from any of our primary suppliers, our business could be negatively impacted. The loss of these certain suppliers could have a material adverse impact on the business. We view the sourcing and distribution of finished goods as a critical success factor for these products. Therefore, we seek to establish and maintain strategic sourcing relationships with several key suppliers.
Research, Development and Engineering
Development and timely introduction of new products are important to our future success. We maintain an advanced research facility and invest resources in researching, developing and engineering potential new products and improving existing products. Our research and development expense was $21.0 million, $16.4 million and $20.4 million for 2011, 2010 and 2009, respectively. We invest in research, development, engineering and capital equipment in order to remain competitive and successfully develop and source products that meet market requirements. We are also engaged both on our own and in collaboration with other organizations in certain research programs related to future generations of magnetic tape that do not yet have specific commercialized products in the market. We also invest in research related to our strategic focus on data protection and management, storage hardware, audio and video information products, removable hard drive systems and related software. As noted above, we signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies. Under the agreement, we collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan.
Intellectual Property
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products. We register our patents and trademarks in the United States and in a number of other countries where we do business. United States patents are currently granted for a term of 20 years from the date a patent application is filed. United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. Pursuant to trademark license agreements between TDK and Imation and its affiliates, TDK granted Imation and its affiliates a long-term exclusive license to use the TDK Life on Record brand for current and future recordable magnetic, optical, flash media and accessory products globally. The trademark license agreements will continue unless terminated by TDK no earlier than 2032 (2017 in the case of headphones and speakers) or earlier in the event of a material breach of the trademark license agreement, specific change of control events or default by Imation.
During 2011, we were awarded 14 United States patents and at the end of the year held over 249 patents in the United States.
Employees
At December 31, 2011, we employed approximately 1,130 people worldwide, with approximately 470 employed in the United States and approximately 660 employed internationally.

Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2011, we had environmental-related accruals totaling $0.5 million and we had minor remedial activities underway at one of our prior manufacturing facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.
International Operations
Approximately 60 percent of our total 2011 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors, VARs and relationships with OEMs throughout Europe, Asia, Latin America and Canada. We do not own manufacturing facilities outside of the United States. See Note 14 to the Consolidated Financial Statements for further information by geographic region.
As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Executive Officers of the Registrant
Information regarding our executive officers as of February 28, 2012 is set forth below:
Gregory J. Bosler, age 50, is Senior Vice President of Global Business Management, a position he has held since October 2010. From May 2010 to October 2010 he was Vice President, Americas, and from January 2009 to April 2010 he was Vice President, Americas Consumer. Prior to joining Imation in January 2009, he was with TTE Corporation, a global consumer electronics manufacturer, where he held the position of Executive Vice President, North America Business Center from August 2004 until February 2008. Prior to that, Mr. Bosler held a series of senior sales and general management positions at Thomson Inc., Pioneer Electronics (USA) and Duracell Inc.
John P. Breedlove, age 54, is Vice President, General Counsel and Corporate Secretary, a position he has held since May 2011. Prior to joining Imation, from July 1993 to May 2011, he served as Vice President of business law and various other positions at Supervalu Inc., a $40 billion food wholesale and retail company and logistics provider. Prior to that role, Mr. Breedlove was an attorney with the law offices of Dorsey & Whitney, Minneapolis, and Graham & James, San Francisco.
Dr. Subodh Kulkarni, age 47, is Senior Vice President, OEM and Emerging Business, and Chief Technology Officer, a position he has held since August 2009. He has been with Imation since spin-off in July 1996. Prior to assuming his current responsibilities, he served as Vice President, Global Commercial Business, R&D and Manufacturing, from August 2007 to August 2009. He was appointed Vice President, R&D and Manufacturing in October 2006, Vice President of R&D in March 2006, Executive Director of R&D in 2004 and has held various positions leading the R&D organization.
Mark E. Lucas, age 57, is President, Chief Executive Officer and a member of our Board of Directors, positions he has held since May 2010. He was President and Chief Operating Officer from March 2009 through May 2010. Prior to joining Imation, he served as Chairman and Chief Executive Officer of Geneva Watch Group, a privately held company that is a leading designer, manufacturer and distributor of watches under both its own brand and licensed brands, from November 2005 to August 2008. Prior to that role, Mr. Lucas served as President and Chief Executive Officer of Altec Lansing Technologies, a manufacturer of consumer audio equipment from June 2001 to August 2005. Mr. Lucas was a member of the Board of Directors of Imation from April 2007 to February 2009 and served as a member of the Company’s Audit and Finance Committee and Compensation Committee. Mr. Lucas resigned from the Board of Directors of Imation in connection with his appointment as President and Chief Operating Officer. Mr. Lucas’ resignation from the Board of Directors was a requirement of his employment.
Scott J. Robinson, age 45, is Vice President, Corporate Controller and Chief Accounting Officer. He was appointed Vice President in February 2010 and was appointed Corporate Controller and Chief Accounting Officer in August 2007. He joined Imation in March 2004 and held the position of Chief Accountant until August 2007. Prior to joining Imation, he was at Deluxe Corporation, where he held the position of Assistant Corporate Controller from August 2002 to March 2004 and held the position of Director of Internal Audit from June 1999 to August 2002.
Paul R. Zeller, age 51, is Senior Vice President and Chief Financial Officer, a position he has held since May

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

Item 1A.	Risk Factors
Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations.
We must make strategic decisions from time to time as to the products and technologies in which we invest and if we choose the wrong product or technology, our financial results could be adversely impacted. In February 2011 we announced our transformation strategy, which includes improving gross margins, exiting low margin products, introducing new products in secure and scalable storage, and organic and inorganic growth. These strategies require significant investment. If we are not successful in implementing these strategies or if we choose the wrong focus for our strategies, our financial results could be negatively impacted.
The future revenue growth of our business depends in part on the development and performance of our new products. We have experienced revenue declines over prior year in 2011 and 2010 of $170.5 million or 11.7 percent and $188.6 million or 11.4 percent, respectively. Historically, magnetic and optical products have provided the majority of our revenues. While demand for data capacity is expected to increase, removable magnetic media market size is expected to decrease in terms of revenue. Demand for optical media products is decreasing due to a shift in demand to the use of data streaming and other media for storing data. We expect new product revenue growth to eventually offset the product revenue declines of our products in mature markets so that our total company revenue will grow. If we are not successful in growing new product revenues, our financial results could be negatively impacted.
Our security products must provide appropriate levels of security to adequately store and protect our customers' data. Many of our secure storage products include software and hardware security such as user authentication, data encryption, and portable digital identities which are designed to prevent digital security breaches. If our products do not provide adequate security and that security is compromised, our customer(s) could be subject to declining product sales, which could subject us to litigation and loss of reputation. As an outcome our financial results could be negatively impacted.
Because of the rapid technology changes in our industry, we may not be able to compete if we cannot quickly develop, source, introduce and deliver differentiating and innovative products. We operate in a highly competitive environment against competitors who are both larger and smaller than us in terms of resources and market share. Our industry is characterized by rapid technological change and new product introductions. In these highly competitive and changing markets, our success will depend, to a significant extent, on our ability to continue to develop and introduce differentiated and innovative products cost-effectively and on a timely basis. The success of our offerings is dependent on several factors including our differentiation from competitive offerings, timing of new product introductions, effectiveness of marketing programs and maintaining low manufacturing, sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, actions of competitors or the pace and direction of technology changes.
We may be dependent on third parties for new product introductions or technologies in order to introduce our own new products. We are dependent in some cases upon various third parties for the introduction and acceptance of new products, the timing of which is out of our control. In addition, there can be no assurance that we will maintain existing relationships or forge new OEM relationships. There can also be no assurance that we will continue to have access to significant proprietary technologies through internal development and licensing arrangements with third parties, or that we will continue to have access to new competitive technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships with OEMs or obtaining rights to use competitive technologies, we may become less competitive in certain markets.
We use third-party contract manufacturing services and supplier-provided parts, components, and sub-systems in our businesses and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products. Our reliance on suppliers and third-party contract manufacturing to secure raw materials, parts and components used in our products exposes us to volatility in the prices and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers or third-party contract manufacturers, supplier capacity constraints, supplier and third-party contract manufacturer production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Additionally, we may experience changes in the supply and cost of raw materials and key components of our products resulting from the effects of natural disasters including the October 2011 flooding in Thailand, which itself did not have a material impact. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. No assurances can be given that acceptable cost levels will continue in the future. In addition, some critical raw materials and key components have a limited number of suppliers. If we cannot obtain those raw materials or critical components from the suppliers, we will not be able to produce certain products.
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
We may engage in business combinations that are dilutive to existing shareholders, result in unanticipated accounting charges or otherwise harm our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, collaborations, capital investments and the purchase, licensing or sale of assets. Acquisitions made entirely or partially for cash would reduce our cash reserves. We use financial assumptions and forecasts to determine the negotiated price we are willing to pay for an acquisition. If those financial assumptions and/or forecasts are not accurate, the price we pay may be too high, resulting in an inefficient use of cash and future goodwill impairment.
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
Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We may experience delays in the timing and successful integration of acquired technologies and product development, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation, subject us to an increased risk of intellectual property and other litigation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot assure that we will realize the intended benefits of any acquisition. Acquisitions may require large one-time charges and can result in contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or results of operations. If we acquire a business while our market value remains lower than our book value, which was the case as of December 31, 2011 and 2010, accounting rules may require us to expense any goodwill associated with a new acquisition.
If our goodwill or any goodwill that we acquire becomes impaired, it may adversely affect our operating results. As a result of our MXI Security and IronKey acquisitions, we have $31.3 million of goodwill as of December 31, 2011. These acquisitions are part of our Mobile Security reporting unit. Based on our 2011 annual impairment test performed as of November 30, 2011, we determined that the fair value of the reporting unit exceeded its carrying amount by $13.0 million or 25 percent. Our estimate of fair value was determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables and other factors.
Negative or uncertain global economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in the forecasted cash flows of our Mobile Security reporting unit such that they are insufficient, indicating that the carrying value of our acquired goodwill may be impaired. If we are required to record a significant charge to earnings in our Consolidated Financial Statements because an impairment of our acquired goodwill is determined, our results of operations will be adversely affected.
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
Our international operations subject us to economic risk as our results of operations may be adversely affected by changes in political, economic and other conditions and foreign currency fluctuations. We conduct our business on a global basis, with 60 percent of our 2011 revenue derived from operations outside of the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, our business and financial results are affected by fluctuations in world financial markets. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. A recession in any of our regional business segments including the potential recession in Europe might affect product demand and cause fluctuations in exchange rates. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results. Additionally, changes in European law or practice related to the imposition or collectability of optical levies could impact our operating results.
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
We could incur asset impairment charges for intangible assets. We have $321.7 million of definite-lived intangible assets subject to amortization at December 31, 2011. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries, become apparent that would require an impairment test. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses, which in many cases require subjective judgments concerning estimates, could result in significant impairment losses. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. Due to additional losses, particularly in the U.S., such a test was completed as of December 31, 2011, and no impairment was noted to exist.
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
Additionally, our audio and video information product category is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from the U.S. consumer electronics industry.
Significant litigation matters could result in large costs. We are subject to various pending or threatened legal actions in the ordinary course of our business, especially regarding patents related to our data storage and audio and video information products. We are generally indemnified by our suppliers; litigation, however, is always subject to many uncertainties and outcomes that are not predictable. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation.
Changing laws and regulations have resulted in increased compliance costs for us, which could affect our operating results. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and newly enacted SEC regulations have created additional compliance requirements. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources as necessary to comply with evolving standards which may result in increased expenses. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could impact our business and financial results.
We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed. The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breach by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.
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
If we are unable to attract and retain employees and key talent our business and financial results may be materially impacted. We operate in a highly competitive market for employees with specialized skills, experience and industry knowledge. No assurance can be given that we will be able to attract and retain employees and key talent.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties
Our worldwide headquarters is located in Oakdale, Minnesota, in the United States of America. Our principal facilities, and the functions at such facilities, are listed below for each reporting segment. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs.

Facility	Function

Americas
Oakdale, Minnesota (owned)	Sales/Administrative/Laboratory facility/Corporate headquarters
Southaven, Mississippi (leased*)	Distribution Center
Europe
Hoofddorp, Netherlands (leased)	Sales/Administrative/European regional headquarters
Neuss, Germany (leased)	Sales/Administrative/Distribution Center
North Asia
Tokyo, Japan (leased)	Sales/Administrative/North Asia regional headquarters
South Asia
Kings Park, Australia (leased)	Sales/Administrative/Distribution Center
Singapore (leased)	South Asia regional headquarters

*Our Southaven lease was transferred on to our logistics provider on January 1, 2012.

Item 3.	Legal Proceedings.
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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our audio and video information business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of December 31, 2011, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2011 would not be material to our Consolidated Financial Statements.
On June 14, 2011, Trek 2000 International Ltd and certain of its affiliates (“Trek”) filed a complaint asking the International Trade Commission (“ITC”) to commence an investigation against us and various others. Trek alleges that Imation and others unlawfully import and sell into the United States certain universal serial bus (“USB”) portable storage devices that allegedly infringe several of Trek's U.S. patents. Trek seeks to block the importation of the allegedly offending products into the United States. On August 15, 2011, we filed an answer to Trek's complaint, denying liability and asserting that Trek fails to meet certain requirements to bring its complaint to the ITC. This investigation is in the discovery phase. The hearing is scheduled for May 9-16, 2012; the initial determination is expected July 19, 2012; and the target date for the completion of this investigation is November 19, 2012. Although this proceeding is subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows.
On January 11, 2011, we signed a patent cross-license agreement with SanDisk to settle two patent cases filed by SanDisk in Federal District Court against our flash memory products, including USB drives and solid state disk (SSD) drives. Under the terms of the cross-license, we will pay SanDisk royalties on certain flash memory products that were previously not licensed. The specific terms of the cross-license are confidential. The cross-license agreement required us to make a one-time payment of $2.6 million in 2011, which was included in litigation settlement expense in the Consolidated Statements of Operations during 2010.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. In September 2011 we agreed to a settlement by which we agreed to pay ARC $2.0 million, which was included in litigation settlement expense in the Consolidated Statements of Operations during 2011.
See Note 15 to the Consolidated Financial Statements for further information.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) — (b)
As of February 22, 2012, there were 38,316,993 shares of our common stock, $0.01 par value (common stock), outstanding and held by 21,070 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IMN.” No dividends were declared or paid during 2011 or 2010.

Unregistered Sales of Equity Securities

On November 21, 2011, Imation Corp. entered into an agreement to purchase certain intellectual property with Nine Technology, LLC (Nine Technology). A portion of the consideration paid to Nine Technology consisted of 75,534 common shares, $0.01 par value, issued by Imation Corp. The shares were not registered under the Securities Act of 1933, as amended (the Act) by reason of the exemption under Section 4(2) of the Act. The shares were issued in a private transaction to one entity which represented its investment intent with respect to the shares. Nine Technology must hold the shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirement is available.

The following table sets forth, for the periods indicated, the high and low sales prices of common stock as reported on the New York Stock Exchange.

	2011 Sales Prices		2010 Sales Prices
	High	Low	High	Low
First quarter	$12.36	$9.81	$11.81	$8.46
Second quarter	$11.97	$8.50	$12.59	$8.56
Third quarter	$9.98	$6.64	$10.72	$8.41
Fourth quarter	$8.00	$5.40	$11.12	$9.14

(c) Issuer Purchases of Equity Securities
No shares were repurchased by the Company during the fourth quarter of 2011. Employees tendered 1,804 shares to pay taxes related to awards vesting during the quarter.
Stock Performance Graph
The graph and table below compare the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and ArcaEx Tech 100 Index, formerly known as the Pacific Stock Exchange High Technology Index, over the same period. The graph and table assume the investment of $100 on December 31, 2006 in each of our common stock, the S&P MidCap 400 Index and the ArcaEx Tech 100 Index and reinvestment of all dividends.

(Total Return Index)	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Imation Corp.	$100.00	45.67	29.89	19.20	22.71	12.62
S&P Midcap 400 Index	$100.00	106.69	66.92	90.34	112.79	109.30
ArcaEx Tech 100 Index	$100.00	107.26	69.73	99.76	123.91	122.98

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

Item 6.	Selected Financial Data.*

	2011	2010	2009	2008	2007
	(Dollars in millions, except per share data)
Statement of Operations Data:
Net revenue	$1,290.4	$1,460.9	$1,649.5	$1,981.0	$1,895.8
Gross profit	216.7	226.4	264.0	338.8	345.8
Selling, general and administrative	203.7	202.5	229.7	287.6	218.9
Research and development	21.0	16.4	20.4	23.6	38.2
Litigation settlement	2.0	2.6	49.0	—	—
Goodwill impairment	1.6	23.5	—	32.4	94.1
Restructuring and other	21.5	51.1	26.6	28.9	33.3
Operating loss	(33.1)	(69.7)	(61.7)	(33.7)	(38.7)
Loss from continuing operations	(46.7)	(158.3)	(44.0)	(37.8)	(56.4)
Net loss	(46.7)	(158.5)	(42.2)	(33.3)	(50.4)
Loss per common share from continuing operations:
Basic	(1.24)	(4.19)	(1.17)	(1.01)	(1.52)
Diluted	(1.24)	(4.19)	(1.17)	(1.01)	(1.52)
Net loss per common share:
Basic	(1.24)	(4.19)	(1.13)	(0.89)	(1.36)
Diluted	(1.24)	(4.19)	(1.13)	(0.89)	(1.36)
Balance Sheet Data:
Cash and cash equivalents	$223.1	$304.9	$163.4	$96.6	$135.5
Accounts receivable, net	234.9	258.8	314.9	378.3	507.1
Inventories	208.8	203.3	235.7	363.2	366.1
Property, plant and equipment, net	55.4	66.9	109.8	122.4	171.5
Intangible assets, net	321.7	320.4	337.3	357.0	371.0
Total assets	1,149.3	1,251.0	1,393.8	1,540.0	1,751.0
Accounts payable	205.2	219.2	201.4	296.1	350.1
Long-term debt	—	—	—	—	21.3
Total liabilities	425.6	469.3	466.6	595.4	697.2
Total shareholders’ equity	723.7	781.7	927.2	944.6	1,053.8
Other Information:
Current ratio	2.0	2.1	2.4	2.0	1.8
Days sales outstanding(1)	58	57	60	63	64
Days of inventory supply(1)	85	69	75	112	94
Return on average assets(2)	(3.9)%	(11.8)%	(3.1)%	(2.4)%	(3.6)%
Return on average equity(2)	(6.2)%	(18.0)%	(4.8)%	(3.7)%	(5.4)%
Dividends per common share	$—	$—	$—	$0.56	$0.62
Capital expenditures	$7.3	$8.3	$11.0	$13.6	$14.5
Number of employees	1,130	1,115	1,210	1,570	2,250
_______________________________________
*    See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the financial information presented in this table. The acquisitions of TDK Recording Media on July 31, 2007 and Memcorp, Inc. on July 9, 2007 may affect the comparability of financial information in this table. See Note 4 to the Consolidated Financial Statements for further information.

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
Overview
Imation is a global scalable storage and data security company. Our portfolio includes tiered storage and security offerings for business and products designed to manage audio and video information in the home. Imation reaches customers in more than 100 countries through a global distribution network and well recognized brands.

Optical media product revenue comprised 39.6 percent, 42.4 percent and 44.8 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. The optical media market continues to contract as consumers adopt alternatives such as digital streaming, hard disk and flash media, resulting in decreasing revenues. We believe we are generally maintaining our worldwide market share. During 2010 and 2011 we saw significant price increases for the raw materials required to produce optical media, particularly polycarbonate which is made out of oil and silver. These raw materials price increases were passed on to us in 2011 by our suppliers, mitigated partially by successfully negotiated price increases with our customers, causing gross margin pressures. The contracting optical media market size and increasing raw materials prices impacted all of our segments resulting in decreasing revenues and gross margins. During 2011, we reversed $7.8 million of accruals related to prior year European optical media copyright levies payable for which we considered payment remote. See Note 2 to the Consolidated Financial Statements for further information regarding levies.

Magnetic product revenue comprised 25.4 percent, 23.8 percent and 24.6 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. While we expect the demand for data storage capacity to increase, advances in technology allow increasingly more data to be stored on a single unit of magnetic tape and thus over the recent past the market has declined each year. While the market is getting smaller, we believe we are maintaining our market share in all of our regional business segments. During 2011, in order to gain efficiencies and reduce manufacturing costs, we discontinued tape coating operations at our Weatherford, Oklahoma facility. We signed a strategic agreement with TDK Corporation to jointly develop and manufacture magnetic tape technologies. Under the agreement, we are collaborating on the research and development of future tape formats in both companies' research centers in the United States and Japan and we consolidated tape coating operations to the TDK Yamanashi manufacturing facility. The contracting magnetic tape market size impacted all of our segments resulting in decreasing revenues, and we expect these trends to continue into 2012.

Other traditional storage product revenue comprised 3.7 percent, 4.3 percent and 4.7 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. We expect the demand for audio video tape and optical drives, the products which comprise the majority of the revenue in this category, to decrease similarly to our magnetic products.

Secure and scalable storage product revenue comprised 16.3 percent, 14.2 percent and 10.0 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. During 2011 we committed substantial investment in secure and scalable storage products to complement our Defender line of secure storage products with the acquisitions of the Encryptx security solutions for removable storage devices and removable storage media from BeCompliant Corporation, the secure data storage hardware business of IronKey Systems, Inc. (IronKey), the portable security solutions and technologies of MXI Security from Memory Experts International, Inc. and certain intellectual assets of Prostor Systems and Nine Technology. With these investments, we have expanded our offerings of encrypted and biometric USB drives, encrypted and biometric hard disk drives, secure portable desktop solutions, and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability. With our acquisition of ProStor Systems' InfiniVault data-archive appliance and related technologies for our scalable storage portfolio, we've added a new portfolio of data protection and data archive appliances designed to help data-intensive, compliance-driven small and medium sized businesses retain, retrieve and recover valuable data. We are moving beyond removable storage offerings to a portfolio of appliances designed specifically for the storage needs of small and medium businesses. We anticipate revenue from secure and scalable storage products to grow during 2012 in all of our regional business segments.

Audio and video information product revenue comprised 15.0 percent, 15.3 percent and 15.9 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. During 2011, we rationalized our product lines by exiting certain products which were not achieving adequate gross margins, such as TVs, video players and gaming. Our new audio and video information products are designed to provide consumers with a unique, high quality user experience. We anticipate revenue from audio and video information products to grow as a result of new product offerings during 2012 in all of our regional business segments.
Overall, we expect revenue in 2012 to decline when compared with 2011. As we exit 2012 and enter 2013, we target the Company to return to growth. Further, we target long-term future revenue growth rates of 3 to 5 percent. We are targeting 2012 revenue from our recent acquisitions of approximately $45 million to $50 million. We are targeting gross margins moving towards 20 percent in 2012 with long-term future gross margins of approximately 20 percent or more. We estimate research and development expenses in 2012 increasing to approximately 2 percent of revenue. We project selling, general and administrative expenses in 2012 of approximately 17.5 percent of revenue and then decreasing over time as revenues grow. We anticipate operating income excluding restructuring and other charges to be flat in 2012 compared to 2011, with long-term annual operating income targeted at 4 to 5 percent of revenue.
We target revenue from traditional storage products in the future to decline at an annual rate of 14 to 18 percent with stabilizing gross margins. We target revenue from secure and scalable storage products to grow 15 to 30 percent due to leveraging our recently completed acquisitions in mobile security and scalable storage and the developing RDX market. We target revenue from audio and video information products in the future to grow 5 to 15 percent with gross margins increasing overtime to approximately 20 percent. We are targeting future gross margins over time to improve to in excess of 20 percent.
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
Executive Summary
2011 Consolidated Results of Operations

•	Revenue of $1,290.4 million in 2011 was down 11.7 percent compared with revenue of $1,460.9 million in 2010.

•	Gross margin of 16.8 percent in 2011 was up from 15.5 percent in 2010.

•	Selling, general and administrative expense was $203.7 million in 2011, up $1.2 million, compared with $202.5 million in 2010.

•	Research and development expense was $21.0 million in 2011, up $4.6 million, compared with $16.4 million in 2010.

•	We recorded non-cash goodwill impairment charges of $1.6 million in 2011 and $23.5 million in 2010.

•	Restructuring and other expense was $21.5 million in 2011 and $51.1 million in 2010, primarily related to previously announced restructuring programs.

•	Other (income) expense was $9.8 million in 2011, up $3.1 million, compared with $6.7 million in 2010.

•	Operating loss was $33.1 million in 2011 compared with $69.7 million in 2010.

•	The income tax provision was $3.8 million in 2011 compared with $81.9 million in 2010.
2011 Cash Flow/Financial Condition

•	Cash and cash equivalents totaled $223.1 million as of December 31, 2011 compared with $304.9 million as of December 31, 2010.

•	Cash flow used in operating activities was $16.3 million for 2011 compared with cash flow provided by operating activities of $151.4 million for 2010.

Results of Operations
Net Revenue

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Net revenue	$1,290.4	$1,460.9	$1,649.5	(11.7)%	(11.4)%
Our worldwide revenue in 2011 decreased compared with 2010 due to declines in traditional storage products of $142.9 million, including $107.4 million from optical products and $20.4 million from magnetic products, as well as $30.2 million from audio and video information products driven by planned rationalization of our video products, offset partially by increases in secure and scalable storage products of $2.6 million. Revenue was positively impacted by foreign currency translation of four percent.
Our worldwide revenue in 2010 decreased compared with 2009 driven by declines in traditional storage products of $191.8 million, including $118.7 million from optical products and $58.2 million from magnetic products, as well as $38.9 million from audio and video information products driven in part by planned rationalization of our video products, offset partially by increases in secure and scalable storage products of $42.1 million.
Gross Profit

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Gross profit	$216.7	$226.4	$264.0	(4.3)%	(14.2)%
Gross margin	16.8%	15.5%	16.0%
Gross profit decreased in 2011 compared with 2010 due primarily to lower revenues from optical products and magnetic products, as well as inventory write-offs of $9.1 million which were part of our restructuring programs, offset partially by higher gross margins on all product categories. Optical gross profit was benefited by $7.8 million related to the reversal of European levies accrued in prior years and price increases which were partially offset by optical supplier price increases of $12.8 million.
Gross profit decreased in 2010 compared with 2009 due primarily to lower revenues from traditional storage products and inventory write-offs of $14.2 million which were part of our 2011 manufacturing redesign restructuring plan, offset partially by gross profit increases in secure and scalable storage products of $9.5 million and audio and video information products of $4.2 million.
Total gross margins increased in 2011 compared with 2010 primarily due to the reversal of European levies accrued as well as price increases, offset partially by optical supplier cost increases along with changes in product mix. Total gross margins decreased in 2010 compared with 2009 primarily due to inventory write-offs which were part of our restructuring plan.
Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Selling, general and administrative	$203.7	$202.5	$229.7	0.6%	(11.8)%
As a percent of revenue	15.8%	13.9%	13.9%

SG&A expense was essentially flat in 2011 compared with 2010 and was impacted by lower compensation expense, the reversal of a bad debt reserve of $2.7 million and cost control actions, offset by additional ongoing SG&A expenses related to our acquired businesses. This resulted in an increase in our SG&A expense as a percent of revenue in 2011 compared to 2010.
SG&A expense decreased in 2010 compared with 2009 due to lower legal expenses of $10.5 million related to the Philips litigation settled in July 2009 as well as cost control actions. As a percentage of revenue, our SG&A remained flat in 2010 compared with 2009.

Research and Development (R&D)

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Research and development	$21.0	$16.4	$20.4	28.0%	(19.6)%
As a percent of revenue	1.6%	1.1%	1.2%
R&D expense increased in 2011 compared with 2010 due to our investment to support growth initiatives in secure and scalable storage products. During 2011 we refocused our R&D effort to invest in four core product technology areas: secure storage, scalable storage, wireless/connectivity and magnetic tape. This resulted in an increase in our R&D expense as a percent of revenue in 2011 compared with 2010.
R&D expense decreased in 2010 compared with 2009 due to cost savings from restructuring activities and cost control actions. R&D expense as a percent of revenue in 2010 remained relatively flat compared with 2009.
Litigation Settlements

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Litigation settlements	$2.0	$2.6	$49.0
A litigation settlement charge of $2.0 million was recognized in 2011. In September 2011 we entered into a settlement with Advanced Research Corp. (ARC) under which we agreed to pay ARC $2.0 million to settle a dispute relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges.
A litigation settlement charge of $2.6 million was recognized in 2010. On January 11, 2011, we signed a patent cross-license agreement with SanDisk to settle the two patent cases filed by SanDisk in Federal District Court against our flash memory products, including USB drives and solid state disk (SSD) drives. Under the terms of the cross-license, we will pay SanDisk royalties on certain flash memory products that were previously not licensed. The specific terms of the cross-license are confidential. The cross-license agreement required us to make a one-time payment of $2.6 million in 2011, which was included in litigation settlement expense in the Consolidated Statements of Operations during 2010.
A litigation settlement charge of $49.0 million was recorded in 2009. We entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53.0 million over a period of three years. Based on the present value of these settlement payments, we recorded a charge of $49.0 million in the second quarter of 2009. We made payments of $8.3 million, $8.2 million and $20.0 million in 2011, 2010 and 2009, respectively. Interest accretion of $1.2 million, $1.5 million and $0.8 million was recorded in 2011, 2010 and 2009, respectively. The interest accretion is included in the interest expense on our Consolidated Statements of Operations.
See Note 15 to the Consolidated Financial Statements for further information.

Goodwill Impairment

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Goodwill impairment	$1.6	$23.5	$—
During 2011 we acquired substantially all of the assets of BeCompliant Corporation (doing business as Encryptx). The purchase price allocation resulted in goodwill of $1.6 million related to this acquisition, made up of expected strategic synergies and intangible assets that do not qualify for separate recognition. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. At the time of the acquisition the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed as of March 31, 2011, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired.
During 2010 we made certain changes to our business segments. As a result of the segment change in 2010, the $23.5 million of goodwill which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. See Note 14 to the Consolidated Financial Statements for further information about the changes of our segments in 2010. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized.
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
Restructuring and Other
The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Restructuring
Severance and severance related	$7.0	$13.0	$11.2
Lease termination costs	3.3	1.7	0.7
Other	1.1	—	—
Total restructuring	11.4	14.7	11.9
Pension settlement/curtailment	2.5	2.8	11.7
Asset impairments	—	31.2	2.7
Asset disposals	7.0	—	—
Acquisition and integration related costs	2.6	—	—
Other	(2.0)	2.4	0.3
Total	$21.5	$51.1	$26.6
2011 Manufacturing Redesign Restructuring Program
On January 13, 2011, the Board of Directors approved a 2011 manufacturing redesign restructuring program of up to $55 million to rationalize certain product lines and discontinue tape coating operations at our Weatherford,

Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies. Under the agreement, we are collaborating on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan and we consolidated tape coating operations to the TDK Group Yamanashi manufacturing facility. We also recorded additional inventory write-offs related to this program due to end of life. Since the inception of this program, we have recorded a total of $21.7 million of inventory write-offs, $31.2 million of asset impairment charges, $3.2 million of severance and related expenses, $0.3 million for lease termination and modification costs and $0.9 million of site clean-up expenses. Therefore this program is substantially complete.
During 2011 we recorded restructuring charges of $0.3 million for lease termination and modification costs and site clean-up expenses of $0.9 million related to this program. We also recorded inventory write-offs of $7.5 million related to this program, which are included in cost of goods sold on our Consolidated Statements of Operations.
During 2010 we recorded restructuring charges of $3.2 million for severance and related expenses and $31.2 million of asset impairment charges primarily related to the Weatherford facility. We also recorded inventory write-offs of $14.2 million related to this program, which are included in cost of goods sold on our Consolidated Statements of Operations. Although this program was approved by the Board in 2011, these charges were recorded in 2010 as the charges were probable and we were able to make a reasonable estimate of the liability.
2011 Corporate Strategy Restructuring Program
On January 31, 2011, the Board of Directors approved the 2011 corporate strategy restructuring program of up to $35 million to rationalize certain product lines and increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program include charges associated with certain benefit plans, improvements to our global sourcing and distribution network and costs associated with both further rationalization of our product lines as well as evolving skill sets to align with our new strategy. Since the inception of this program, we have recorded a total of $10.4 million of severance and related expenses, $3.0 million of lease termination and modification costs, $1.6 million of inventory write-offs, $0.2 million of other charges and $0.3 million related to a pension curtailment charge.
During 2011 we recorded restructuring charges of $7.0 million for severance and related expenses, $3.0 million for lease termination and modification costs and $0.2 million of other charges. In addition, we also recorded inventory write-offs of $1.6 million related to the planned rationalization of certain product lines as part of this program, which are included in cost of goods sold in our Consolidated Statements of Operations.
During 2010 we recorded restructuring charges of $3.4 million for severance and related expenses and a pension curtailment charge of $0.3 million. Although this program was approved by the Board in 2011, these charges were recorded in 2010 as the charges were probable and we were able to make a reasonable estimate of the liability.
Prior Programs Substantially Complete
During 2010, we recorded $6.4 million of severance and related expenses, $1.7 million of lease termination costs, $2.5 million of pension settlement and curtailment charges, and $0.2 million of other charges related to our 2008 corporate redesign restructuring program. This program was initiated during the fourth quarter of 2008 and aligned our cost structure by reducing SG&A expenses. We reduced costs by rationalizing key accounts and products and by simplifying our corporate structure globally.

During 2009, we recorded $11.2 million of severance and related expenses, $0.1 million of lease termination costs and $11.7 million of pension settlement and curtailment charges related to our 2008 corporate redesign restructuring program. Additionally during 2009, we recorded $0.9 million of lease termination costs related to our 2008 cost reduction restructuring program. This program began in the third quarter of 2008 when our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. In order to partially mitigate projected declines in tape gross profits in future years, we ended manufacturing at our Camarillo plant and exited the facility during 2008. The 2008 cost reduction restructuring program also included our decision to consolidate the Cerritos, California business operations into Oakdale, Minnesota. During 2009, we consolidated the previous Cerritos activities into a single headquarters location in order to achieve better focus, gain efficiencies across brands and channels and reduce cost. We recorded $0.3 million of income through the reversal of lease termination accruals related to previously announced programs.
Other

During 2011 we recorded additional pension settlement and curtailment losses of $2.5 million within restructuring and other expense in the Consolidated Statements of Operations as a result of the downsizing associated with our domestic restructuring activities. See Note 9 to the Consolidated Financial Statements for further information regarding pension settlements and curtailments.
Our Camarillo, California manufacturing facility ceased operations on December 31, 2008 and the facility, comprised of a building and property, was classified as held for sale. In an effort to increase the salability of the property, during the three months ended June 30, 2011 we demolished the building which resulted in a $7.0 million loss on disposal during the period. The land related to the facility continues to meet the criteria for held for sale accounting and, therefore, remains classified in other current assets on the Consolidated Balance Sheet as of December 31, 2011 at a book value of $0.2 million. On October 7, 2011 we entered into an agreement to sell the land for $10.5 million, contingent upon the change of certain zoning requirements for the land as well as other standard conditions. If these conditions are met, the sale is expected to close in 2013.
Also during 2011 we recorded acquisition and integration related costs as a result of our acquisition activities of $2.6 million within restructuring and other expense in the Consolidated Statements of Operations. Also during 2011 we amended a long-term disability benefit plan, resulting in a $2.0 million gain.
During 2010, other expenses included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer, including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.
During 2009 we incurred net asset impairment charges of $2.7 million and other charges of $0.3 million related mainly to the abandonment of certain manufacturing and R&D assets as a result of our restructuring activities.
See Note 7 to the Consolidated Financial Statements for further information regarding our various restructuring programs and other expenses.

Operating Loss

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Operating loss	$(33.1)	$(69.7)	$(61.7)	(52.5)%	13.0%
As a percent of revenue	(2.6)%	(4.8)%	(3.7)%
Operating loss decreased in 2011 compared with 2010 primarily due to lower restructuring and other charges of $29.6 million and lower goodwill impairment charges of $21.9 million, partially offset by lower revenue resulting in lower gross profit of $9.7 million as well as higher R&D expense of $4.6 million, each as discussed above.
Operating loss increased in 2010 compared with 2009 due to lower revenues resulting in lower gross profit of $37.6 million, higher restructuring and other expense of $24.5 million and goodwill impairment of $23.5 million, offset partially by lower operating expenses of $31.2 million and lower litigation settlement expenses of $46.4 million, each as discussed above. The 2010 operating loss was significantly impacted by restructuring and other expenses of $51.1 million, asset impairment of $31.2 million and inventory write-offs of $14.2 million as well as a litigation settlement charge of $2.6 million. Our 2009 operating loss was significantly impacted by the Philips litigation settlement charge of $49.0 million and restructuring and other charges of $26.6 million.
Other Expense

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Interest income	$(0.9)	$(0.8)	$(0.7)	12.5%	14.3%
Interest expense	3.7	4.2	2.9	(11.9)%	44.8%
Other expense, net	7.0	3.3	12.8	112.1%	(74.2)%
Other expense	$9.8	$6.7	$15.0	46.3%	(55.3)%
As a percent of revenue	0.8%	0.5%	0.9%
Interest income remained relatively constant in 2011 compared with 2010. Our interest expense decreased in 2011 compared with 2010 due to decreased amortization of capitalized fees related to securing our credit facility and decreased imputed interest related to our liability for the Philips litigation settlement. Other expense increased in 2011 compared with 2010 due to increases in foreign currency losses of $2.4 million. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk and as a result we experience some volatility in other income, especially in periods of significant foreign currency fluctuation. Other expense in 2010 benefited $2.0 million from a recovery of a note receivable from a commercial partner.
Interest income remained relatively constant in 2010 compared with 2009 primarily due to higher average cash balances during the year, offset by reduced interest rates year-over-year. Our interest expense increased in 2010 compared with 2009 due to increased amortization of capitalized fees related to securing our credit facility of $1.1 million and increased imputed interest related to our liability for the Philips litigation settlement of $0.7 million, offset partially by reduced interest on borrowings of $0.5 million. Our other expense net decreased in 2010, compared with 2009, due to declines in foreign currency losses of $4.5 million and a $3.0 million reserve for a note receivable from one of our commercial partners recorded in 2009, offset partially by a recovery of $2.0 million in 2010.
Income Tax Provision (Benefit)

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Income tax provision (benefit)	$3.8	$81.9	$(32.7)
Effective tax rate	NM	NM	42.6%
_______________________________________
NM - Not meaningful
The 2011 income tax provision primarily represents tax expense related to operations outside the United States as well as foreign withholding taxes. We maintain a valuation allowance related to our U.S. deferred tax assets and, therefore, no tax provision or benefit was recorded related to 2011 U.S. results. Because of the valuation allowance, the effective tax rates for 2011 and 2010 are not meaningful.
The change in our income tax provision (benefit) for 2010, as compared to 2009, was primarily due to the establishment of a valuation allowance on our U.S. deferred tax assets. During the fourth quarter of 2010, we recognized significant restructuring charges related to our U.S. operations. Due to these charges and cumulative losses incurred in recent years, we were no longer able to conclude that it was more-likely-than-not that our U.S. deferred tax assets would be fully realized. Therefore, during 2010, we recorded a charge to establish a valuation allowance of $105.6 million related to our U.S. deferred tax assets. The valuation allowance charge is included in income tax provision on our Consolidated Statement of Operations.
Other items that had an impact on the 2010 effective tax rate included a change in the state tax effective rate, reserves for uncertain tax positions, foreign earnings subject to U.S. taxation, and changes in the mix of income by jurisdiction. See Note 10 to the Consolidated Financial Statements for further information.
Items that had an impact on the 2009 effective tax rate include an increase in the state tax effective rate, additional reserves for uncertain tax positions and the change in proportion of income by jurisdiction.
As of December 31, 2011 and 2010 we had valuation allowances of $141.1 million and $127.4 million,

respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain U.S. and foreign operating loss carryforwards, certain U.S. deferred tax deductions, and certain tax credit carryforwards.
Segment Results
Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling generally all of our product lines.

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
Information related to our segments is as follows:
Americas

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Net revenue	$595.9	$712.9	$834.2	(16.4)%	(14.5)%
Operating income	8.4	36.8	48.3	(77.2)%	(23.8)%
As a percent of revenue	1.4%	5.2%	5.8%
The Americas segment was our largest segment comprising 46.2 percent, 48.8 percent and 50.6 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. The Americas segment revenue decreased in 2011 compared with 2010 driven primarily by the decreases in revenue from optical products of $57.3 million, audio and video information products of $41.1 million due to planned rationalization of certain product lines and magnetic products of $25.7 million. Operating income decreased in 2011 compared with 2010 driven primarily by decreases in revenue and lower gross margins on optical and magnetic products and decreases in revenue on audio and video information products, partially offset by higher gross margins on secure and scalable storage products.
The Americas segment revenue decreased in 2010 compared with 2009 driven primarily by declines in revenues from traditional storage products of $82.2 million and audio and video information products of $48.8 million, partially offset by higher revenue from secure and scalable storage products of $8.8 million. Operating income decreased in 2010 compared with 2009 driven primarily by decreases in gross profits from traditional storage products, partially offset by higher gross margins on secure and scalable storage products. Operating income as a percentage of revenue decreased in 2010 compared with 2009 driven primarily by decreases in revenue and gross margin on traditional storage products, partially offset by lower SG&A.
Europe

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Net revenue	$248.0	$289.8	$370.5	(14.4)%	(21.8)%
Operating income (loss)	10.3	(0.6)	2.4	NM	NM
As a percent of revenue	4.2%	(0.2)%	0.6%
_______________________________________
NM - Not meaningful
The Europe segment revenue comprised 19.2 percent, 19.8 percent and 22.5 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. The Europe segment revenue decreased in 2011 compared with 2010 driven primarily by decreases in revenue from optical products of $31.4 million. Operating income increased in 2011 compared with 2010 driven primarily by the higher gross margins on optical products mainly due to the reversal of prior year European optical media copyright levy payables of $7.8 million for which we considered payment remote. Revenue was benefited by foreign currency impacts of approximately six percent.
The Europe segment revenue decreased in 2010 compared with 2009 due to declines in revenues from traditional storage products of $90.2 million, offset partially by increases in secure and scalable storage products of $8.0 million. Operating income decreased in 2010 compared with 2009 driven primarily by the declines in revenue on traditional storage products, offset partially by lower SG&A costs. Revenue was impacted by unfavorable foreign currency of approximately two percent.
North Asia

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Net revenue	$307.2	$315.2	$306.9	(2.5)%	2.7%
Operating income	12.5	14.9	15.3	(16.1)%	(2.6)%
As a percent of revenue	4.1%	4.7%	5.0%
The North Asia segment revenue comprised 23.8 percent, 21.6 percent and 18.6 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. The North Asia segment revenue decreased in 2011 compared with 2010 driven primarily by declines in revenue from optical products of $14.4 million, partially offset by higher revenue from audio and video information products of $5.3 million. Operating income decreased in 2011 compared with 2010 driven primarily by decreases in revenue and lower gross margins on optical products and higher SG&A expense, partially offset by the reversal of a bad debt reserve of $2.7 million and higher gross margins on secure and scalable products. Revenue was benefited by foreign currency impacts of approximately eight percent.
The North Asia segment revenue increased in 2010 compared with 2009 primarily due to higher revenues from secure and scalable storage products of $10.6 million and audio and video information products of $3.3 million, offset partially by decreases in traditional storage products of $5.5 million. Operating income declined in 2010 compared with 2009 driven by slightly lower margins in traditional storage products. Revenue was benefited by foreign currency impacts of approximately six percent.
South Asia

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Net revenue	$139.3	$143.0	$137.9	(2.6)%	3.7%
Operating income	4.0	4.0	2.6	—%	53.8%
As a percent of revenue	2.9%	2.8%	1.9%

The South Asia segment revenue comprised 10.8 percent, 9.8 percent and 8.4 percent of our total consolidated revenue in 2011, 2010 and 2009, respectively. The South Asia segment revenue decreased in 2011 compared with 2010 driven primarily by decreases in revenue from optical products of $4.6 million and other traditional storage products of $2.8 million, partially offset by higher revenue from audio and video information of $4.4 million. Operating income remained unchanged in 2011 compared with 2010, impacted by higher gross margins on audio and video information products offset by higher SG&A costs. Revenue was benefited by foreign currency impacts of approximately six percent.
The South Asia segment revenue increased in 2010 compared with 2009 due to higher revenues from secure and scalable storage products of $14.7 million and audio and video information products of $4.9 million, offset partially by decreases in traditional storage products of $14.2 million. Operating income increased in 2010 compared with 2009 driven primarily by higher gross margin percentages across all product categories, offset partially by increased SG&A costs. Revenue was benefited by foreign currency impacts of approximately six percent.
Corporate and Unallocated

	Years Ended December 31,			Percent Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Operating loss	$(68.3)	$(124.8)	$(130.3)	(45.3)%	(4.2)%
The corporate and unallocated operating loss includes costs which are not allocated to the business segments in management’s evaluation of segment performance such as litigation settlement expense, goodwill impairment expense, research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense. The operating loss decreased in 2011 compared with 2010 driven primarily by an asset impairment charge during 2010 of $31.2 million, a goodwill impairment charge during 2010 of $23.5 million, offset partially by increased restructuring and other expense related to our previously announced programs as well as the $7.0 million charge relating to the demolition of our Camarillo, California facility during 2011.
The corporate and unallocated operating loss in 2009 included a litigation settlement charge of $49.0 million, restructuring and other charges of $26.6 million and asset impairment charges of $2.7 million.
Financial Position
As of December 31, 2011, our cash and cash equivalents balance was $223.1 million, a decrease of $81.8 million compared with December 31, 2010. The decrease was primarily attributable to acquisition related payments of $47.0 million, pension contributions of $14.2 million, litigation settlement payments of $10.9 million, restructuring payments of $16.9 million and treasury stock repurchases of $9.7 million. Of our total cash balance, $135.3 million is held in the United States.
Accounts receivable days sales outstanding was 58 days as of December 31, 2011, up one day from December 31, 2010. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Days of inventory supply was 85 days as of December 31, 2011, up sixteen days compared with 69 days as of December 31, 2010. These increases were primarily a result of changes in terms with our optical vendors from consignment to owned inventory during 2011. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our other current assets balance as of December 31, 2011 was $49.7 million, a decrease of $24.5 million from $74.2 million as of December 31, 2010. The decrease was primarily due to decreased restricted cash balances as the result of the related cash payments being made.
Goodwill as of December 31, 2011 was $31.3 million compared with no goodwill as of December 31, 2010. The increase was a result of the MXI Security and IronKey acquisitions.
Our intangible assets balance as of December 31, 2011 was $321.7 million, an increase of $1.3 million from $320.4 million as of December 31, 2010. The increase was primarily due to intangibles purchased as part of the MXI Security, IronKey and Nine Technology acquisitions offset partially by the amortization of intangible assets.

Our accounts payable balance as of December 31, 2011 was $205.2 million, a decrease of $14.0 million from $219.2 million as of December 31, 2010. The decrease in accounts payable was mainly due to reduced payment terms primarily to our optical suppliers.
Our other current liabilities balance as of December 31, 2011 was $151.2 million, a decrease of $21.1 million from $172.3 million as of December 31, 2010. The decrease is due to reduced restructuring and rebate accruals and the $10.5 million payment associated with the TDK value added tax liability which was paid from restricted cash, partially offset by the increase in current litigation settlement accruals to be paid in 2012.
Our other liabilities balance as of December 31, 2011 was $69.2 million, a decrease of $8.6 million from $77.8 million as of December 31, 2010. The decrease was primarily due to the reclassification of litigation settlement accruals which were $15.1 million at December 31, 2010, offset by the estimated fair value of future contingent consideration of $9.2 million related to our recent acquisitions.

Liquidity and Capital Resources
Cash Flows (used in) provided by Operating Activities:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net loss	$(46.7)	$(158.5)	$(42.2)
Adjustments to reconcile net loss to net cash provided by operating activities	73.9	185.4	121.1
Changes in operating assets and liabilities, net of effects from acquisitions	(43.5)	124.5	(11.4)
Net cash (used in) provided by operating activities	$(16.3)	$151.4	$67.5
Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. While operating activities resulted in a net use of cash in 2011, this was due to changes in operating assets and liabilities which used $43.5 million in cash. In 2011, 2010 and 2009 we contributed $14.2 million, $9.9 million and $10.3 million to our pensions worldwide, respectively. Operating cash outflows included restructuring payments of $16.9 million, $9.5 million and $22.3 million in 2011, 2010 and 2009, respectively, and litigation settlement payments of $10.9 million, $8.2 million and $20.0 million in 2011, 2010 and 2009, respectively. Cash provided by operating activities in 2010 was primarily a result of initiatives to improve working capital by lowering levels of inventory and changing payable and receivable terms. During 2010 we recorded a non-cash goodwill impairment charge of $23.5 million, asset impairment charges of $31.2 million, inventory impairment charges of $14.2 million and a valuation allowance against our U.S. deferred tax assets of $105.6 million.
Cash Flows (used in) provided by Investing Activities:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Capital expenditures	$(7.3)	$(8.3)	$(11.0)
License agreement	—	(5.0)	—
Acquisitions, net of cash acquired	(47.0)	—	—
Proceeds from sale of assets	—	0.2	13.0
Net cash (used in) provided by investing activities	$(54.3)	$(13.1)	$2.0
In 2011, we paid $47.0 million related to the acquisitions of certain assets of MXI Security for $24.5 million, IronKey for $19.0 million, Nine Technology for $2.0 million, Encryptx for $1.0 million and ProStor for $0.5 million. Cash used in investing activities was also impacted by $7.3 million of capital expenditures. See Note 4 to the Consolidated Financial Statements for further information regarding our acquisitions.
In 2010, we paid $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems. The acquisition of certain ProStor assets in 2011 excluded the portion of the business to which this license relates. In 2010, compared with 2009, capital expenditures decreased due to tenant improvements of $2.9 million in 2009 associated with certain leased out office space in our Oakdale, Minnesota headquarters.
Proceeds from the sale of assets in 2009 included the sale of our Anaheim, California real estate which netted $12.2 million of cash.

Cash Flows used in Financing Activities:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Purchase of treasury stock	$(9.7)	$—	$—
Exercise of stock options	0.6	—	—
Debt issuance costs	—	(1.0)	(3.2)
Net cash used in financing activities	$(9.1)	$(1.0)	$(3.2)
On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. During 2011 we repurchased 1.1 million shares. We did not repurchase shares during 2010 or 2009. Since the inception of the program we have repurchased a total of 1.8 million shares at an average price of $23.97 per share and 1.2 million shares remain outstanding under the authorization as of December 31, 2011.
No dividends were declared or paid during 2011, 2010 or 2009. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
Cash used in financing activities of $1.0 million and $3.2 million during 2010 and 2009, respectively, were due to cash payments made to amend and extend our line of credit. These issuance costs were capitalized in our Consolidated Balance Sheets.
On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to our prior credit agreement. On August 3, 2010, the Credit Agreement was amended and restated to add Imation Europe B.V. as a borrower (European Borrower), reduce the borrowing rate 50 basis points and extend the maturity one year, to March 29, 2013. While the amendment did not change the senior revolving credit facility amount of $200 million, it provides for sublimits of $150 million in the United States and $50 million in Europe.
Borrowings under the Credit Agreement as amended (collectively the Amended Credit Agreement) would have borne interest through December 31, 2009 at a rate equal to (i) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.00 percent or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 2.00 percent. On January 1, 2010, the applicable margins for the Eurodollar Rate and the Base Rate became subject to adjustments based on average daily availability (as defined in the Amended Credit Agreement), as set forth in the definition of “Applicable Rate” in the Amended Credit Agreement.
Our U.S. obligations under the Amended Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Amended Credit Agreement, and the Guarantors. Advances under the U.S. portion of the Credit Facility are limited to the lesser of (a) $150 million and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:

•	up to 85 percent of eligible accounts receivable; plus

•	up to the lesser of 65 percent of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory; plus

•
up to 60 percent of the appraised fair market value of eligible real estate (the Original Real Estate Value), such Original Real Estate Value to be reduced each calendar month by 1/84th, provided, that the Original Real Estate Value shall not exceed $40 million; plus

•	such other classes of collateral as may be mutually agreed upon and at advance rates as may be determined by the Agent; minus

•	such reserves as the Agent may establish in good faith.

Our European obligations under the Credit Agreement are secured by a first priority lien on substantially all of the material personal property of the European Borrower. Advances under the European portion of the Credit Facility are limited to the lesser of (a) $50 million and (b) the “European borrowing base.” The European borrowing base calculation is fundamentally the same as the U.S. borrowing base, subject to certain differences to account for European law and other similar issues.
During the twelve months ended December 31, 2011 interest on borrowings under the Amended Credit Agreement would have been at a variable rate of interest of approximately 5.0 percent. However, we did not have borrowings under the Credit Agreement during 2011.
The Amended Credit Agreement contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of December 31, 2011. The Amended Credit Agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. At December 31, 2011 the condition did not arise such that the Consolidated Fixed Charge Coverage Ratio was required as a covenant. As of December 31, 2011, our total availability under the Credit Facility was $127.6 million
We had $88 million of cash outside the U.S. at December 31, 2011. We also have significant net operating loss carryforwards offset by a full valuation allowance in the U.S. The calculation of a deferred tax liability on the repatriation of the cash outside the U.S. is impractical. However, because of the valuation allowance in the U.S., we do not believe there would be any significant impact to earnings if we were to remit this foreign held cash.
Our liquidity needs for 2012 include the following: restructuring payments of approximately $5 million to $10 million, litigation settlement payments of $18.5 million, capital expenditures of approximately $8 million to $12 million, pension funding of approximately $7 million to $10 million, operating lease payments of approximately $8 million, any amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Off-Balance Sheet Arrangements
Other than the operating lease commitments discussed in Note 15 to the Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.
Summary of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$17.9	$7.8	$8.7	$1.3	$0.1
Purchase obligations(1)	218.8	211.0	6.2	1.6	—
Litigation settlements	18.5	18.5	—	—	—
Other liabilities(2)	39.8	—	—	—	39.8
Total	$295.0	$237.3	$14.9	$2.9	$39.9
_______________________________________

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

(2)
Timing of payments for the vast majority of other liabilities cannot be reasonably determined and, as such, have been included in the “More Than 5 Years” category. This amount includes $17.6 million of reserves for uncertain tax positions including accrued interest and penalties and the long-term fair value of contingent consideration related to acquisitions of $9.9 million.

The table above does not include payments for non-contributory defined benefit pension plans. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate. We expect to contribute approximately $7 million to $10 million to our pension plans in 2012 and have $29.3 million recorded in other liabilities related to pension plans as of December 31, 2011.
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
During the fourth quarter of 2010, we recognized significant restructuring charges related to our U.S. operations. Due to these charges and cumulative losses incurred in recent years, we were no longer able to conclude that it was more-likely-than-not that our U.S. deferred tax assets would be fully realized. Therefore, during 2010, we recorded a charge to establish a valuation allowance of $105.6 million related to our U.S. deferred tax assets. The valuation allowance charge in 2010 is included in income tax provision on our Consolidated Statement of Operations. In 2011 we have concluded that it is necessary to maintain a valuation allowance on our U.S. deferred tax assets.
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
At December 31, 2011, our net deferred tax asset was $21.1 million, primarily related to foreign jurisdictions. These deferred tax assets are net of valuation allowance of $141.1 million. The valuation allowance primarily relates to our U.S. deferred tax assets not expected to be utilized in the future.
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
The total amount of unrecognized tax benefits as of December 31, 2011 was $15.1 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $4.6 million would affect income tax expense and our related effective tax rate. The other $10.5 million of unrecognized tax benefit would reduce income tax expense, but would be offset by an increase in valuation allowance against deferred tax assets.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2011, $2.5 million of interest and penalties was accrued, excluding the tax benefit of deductible interest. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our U.S. federal income tax returns for 2004 through 2010 remain subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions, or state and city tax jurisdictions for years before 2005. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
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
Litigation. We record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2011, would not be material to our financial position. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries may indicate a possible impairment that would require an impairment test. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses, which in many cases require subjective judgments concerning estimates, could result in significant impairment losses. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. As of December 31, 2011, we had $321.7 million of definite-lived intangible assets subject to amortization. Due to additional losses, particularly in the U.S., an impairment test was triggered and completed as of December 31, 2011, and no impairment was noted to exist. Given our intangible assets have remaining useful lives of more than 25 years, and our operating segment cash flows (which excludes cash used by our corporate segment) remain sufficient over the projection period, our total estimated undiscounted cash flows well exceed our carrying value of intangible assets. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant impairment losses.
Goodwill. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value. The initial recognition of goodwill and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis.
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
Our reporting units for goodwill are our operating segments (Americas, Europe, North Asia and South Asia) with the exception of the Americas segment which is further divided between the Americas-Consumer, Americas-Commercial and Mobile Security reporting units as determined by sales channel.
In evaluating whether goodwill was impaired, we compared the fair value of the Mobile Security reporting unit to its carrying value (Step 1 of the impairment test). In calculating fair value, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. In determining the fair value of the Mobile Security reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. A discount rate of 16.5 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit. An increase in the discount rate of one percent would have decreased the reporting unit's fair value by approximately $5.0 million while a decrease in the discount rate by one percent would have increased the reporting unit's fair value by $6.0 million. The revenue growth rates in 2012 through 2014 are significant assumptions within the projections. If revenue were decreased 10 percent for each year without a change in projected SG&A costs or other cash flows, the indicated fair value of the reporting unit would be reduced by approximately $11.0 million.

The indicated excess in fair value over carrying value of the Mobile Security reporting unit in step one of the impairment test at November 30, 2011 and goodwill is as follows:

	Goodwill	Reporting Unit Carrying Amount	Excess of Fair Value Over Carrying Amount	Percentage of Fair Value Over Carrying Amount
	(In millions)
Mobile Security	$31.3	$52.0	$13.0	25%

While this analysis indicates that this goodwill is not impaired, to the extent that actual results or other assumptions about future economic conditions or potential for our growth and profitability in this business changes, it is possible that our conclusion regarding the remaining goodwill could change, which could have a material effect on our financial position and results of operations.
During 2009 our reporting units for goodwill were our operating segments (Americas, Europe, Asia Pacific,

and Electronic Products) with the exception of the Americas segment which was further divided between the Americas-Consumer and Americas-Commercial reporting units as determined by sales channel. During the second quarter of 2010 we realigned our corporate segments and reporting structure and combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions. As a result of the segment change, the goodwill of $23.5 million which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on this step of the impairment test, we determined that the full amount of remaining goodwill, $23.5 million, was impaired.
Excess Inventory and Obsolescence. We write down our inventory for excess, slow moving and obsolescence to the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required. As of December 31, 2011, the estimated inventory write-downs for excess inventory and obsolescence for inventory on hand was $43.4 million.
Rebates. We maintain an accrual for customer rebates that totaled $45.2 million as of December 31, 2011 included in other current liabilities. This accrual requires a program-by-program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.
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
Copyright Levies. In many European Union ("EU") member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders for "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 ("Directive"). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies normally remit levy payments to collecting societies which in turn distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice ("ECJ") ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by the Company) when sales of optical media are made to natural persons intending to make private copies. Based on this development, we began in 2010 withholding payments to various collecting societies of levies arising from professional or commercial sales. Notwithstanding our view that the ECJ ruling was determinative, as of December 31, 2010, we continued to accrue a liability for all withheld levy payments in our financial statements.
Since the October 2010 ECJ ruling, quarterly we evaluated on a country-by-country basis whether (i) levies should be accrued on current period sales of professional or commercial sales and (ii) accrued, but unpaid, levies on prior period sales should be reversed. Our evaluation considers ongoing and cumulative developments related to levy litigation and law making activities throughout the EU. If we determine a levy obligation is remote, in the period of such determination we discontinue accruing current period levies and reverse previously accrued, but unpaid amounts by reducing cost of goods sold. Cost of goods sold for the year ended December 31, 2011 was reduced by $7.8 million due to reversal of prior year levy accruals. On a quarterly basis, cost of goods sold was reduced by $2.1 million, $1.9 million, and $3.8 million during the first, second, and third quarters of 2011, respectively, due to reversal of prior year obligations that were determined to be remote.

Since the Directive was implemented in 2002, we have paid approximately $85 million in levies to various ongoing collecting societies related to professional and commercial sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. At December 31, 2011, the recovery of some or all of these payments represent a gain contingency that has not met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency.
Due to this significant amount of over payments to the various collecting societies, beginning in 2010 for some countries and 2011 for others, we have accrued and withheld payments of $19.7 million, as of December 31, 2011, from the collecting societies pending resolution of the over payments of prior years.
Other Accrued Liabilities. We also have other accrued liabilities, including uninsured claims and pensions. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.
We sponsor defined benefit pension plans in both U.S. and foreign entities. Expenses and liabilities for the pension plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on plan assets and mortality rates. The annual measurement date for these assumptions is December 31. See Note 9 to the Consolidated Financial Statements includes disclosures of these assumptions for both the U.S. and international plans.
The discount rate assumptions are tied to portfolios of long-term high quality bonds and are, therefore, subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate used in calculating the benefit obligation in the United States was 3.75 percent at December 31, 2011, as compared with 5.0 percent at December 31, 2010. A discount rate reduction of 0.25 percent increases U.S. pension plan expense (pre-tax) by approximately $0.1 million.
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
The rate of return used in calculating the U.S. pension plan expense for 2011, 2010 and 2009 was 8.0 percent. A reduction of 0.25 percent for the expected return on plan assets assumption will increase United States net pension plan expense (pre-tax) by $0.2 million. Expected returns on asset assumptions for non-U.S. plans are determined in a manner consistent with the United States plan.
The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. In the United States, we used the rate of 4.75 percent for 2010 and 2009. Beginning in 2011, the projected salary increase assumption was not applicable in the United States due to the elimination of benefit accruals as of January 1, 2011. See Note 9 to the Consolidated Financial Statements for further information regarding this change in benefits. Mortality assumptions were obtained from the IRS 2012 Static Mortality Table.
Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012. We do not expect the adoption of this revised standard to have a material impact on our Consolidated Financial Statements.
In June 2011, the FASB issued amended guidance to enhance comparability between entities that report under generally accepted accounting principles in the United States (GAAP) and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. On December 23, 2011, the FASB amended this guidance to indefinitely defer provisions which require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This guidance is effective for interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will only change the presentation of our Consolidated Statements of Shareholders' Equity and Comprehensive Income.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; the ability of our data security products to withstand cyber-attacks; the ability to quickly develop, source, introduce and deliver differentiating and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; the ready availability and price of energy and key raw materials or critical components including due to the effects of natural disasters such as the October 2011 flooding in Thailand and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill or any goodwill that we acquire may become impaired; the seasonality and volatility of the markets in which we operate; foreign currency fluctuations; changes in European law or practice related to the imposition or collectability of optical levies; significant changes in discount rates and other assumptions used in the valuation of our pension plans; the possibility that our intangible assets may become impaired; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; failure to adequately protect our information systems from cyber-attacks; our ability to meet our revenue growth, gross margin and earnings targets and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 60 percent of our revenue in 2011, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.
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
As of December 31, 2011, we had $241.1 million notional amount of foreign currency forward and option contracts of which $32.9 million hedged recorded balance sheet exposures. This compares to $293.1 million notional amount of foreign currency forward and option contracts as of December 31, 2010, of which $47.1 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2011 by $6.6 million.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 28, 2012

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In millions, except per share amounts)
Net revenue	$1,290.4	$1,460.9	$1,649.5
Cost of goods sold	1,073.7	1,234.5	1,385.5
Gross profit	216.7	226.4	264.0
Operating expenses:
Selling, general and administrative	203.7	202.5	229.7
Research and development	21.0	16.4	20.4
Litigation settlements	2.0	2.6	49.0
Goodwill impairment	1.6	23.5	—
Restructuring and other	21.5	51.1	26.6
Total	249.8	296.1	325.7
Operating loss	(33.1)	(69.7)	(61.7)
Other (income) and expense
Interest income	(0.9)	(0.8)	(0.7)
Interest expense	3.7	4.2	2.9
Other expense, net	7.0	3.3	12.8
Total	9.8	6.7	15.0
Loss from continuing operations before income taxes	(42.9)	(76.4)	(76.7)
Income tax provision (benefit)	3.8	81.9	(32.7)
Loss from continuing operations	(46.7)	(158.3)	(44.0)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	(0.2)	1.8
Net loss	$(46.7)	$(158.5)	$(42.2)
(Loss) earnings per common share — basic:
Continuing operations	$(1.24)	$(4.19)	$(1.17)
Discontinued operations	—	(0.01)	0.05
Net loss	(1.24)	(4.19)	(1.13)
(Loss) earnings per common share — diluted:
Continuing operations	$(1.24)	$(4.19)	$(1.17)
Discontinued operations	—	(0.01)	0.05
Net loss	(1.24)	(4.19)	(1.13)
Weighted average shares outstanding:
Basic	37.7	37.8	37.5
Diluted	37.7	37.8	37.5
Cash dividend paid per common share	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(In millions, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$223.1	$304.9
Accounts receivable, net	234.9	258.8
Inventories	208.8	203.3
Other current assets	49.7	74.2
Total current assets	716.5	841.2
Property, plant and equipment, net	55.4	66.9
Intangible assets, net	321.7	320.4
Goodwill	31.3	—
Other assets	24.4	22.5
Total assets	$1,149.3	$1,251.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$205.2	$219.2
Other current liabilities	151.2	172.3
Total current liabilities	356.4	391.5
Other liabilities	69.2	77.8
Total liabilities	425.6	469.3
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,107.8	1,103.6
Retained deficit	(200.1)	(153.4)
Accumulated other comprehensive loss	(72.6)	(60.7)
Treasury stock, at cost	(111.8)	(108.2)
Total shareholders’ equity	723.7	781.7
Total liabilities and shareholders’ equity	$1,149.3	$1,251.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(In millions, except per share amounts)
Balance as of December 31, 2008	$0.4	$1,113.1	$47.3	$(85.0)	$(131.2)	$944.6
Restricted stock grants and other		(3.8)			6.3	2.5
401(k) matching contribution		(1.9)			3.2	1.3
Stock-based compensation related to options		4.9				4.9
Comprehensive loss:
Net loss			(42.2)			(42.2)
Net change in cumulative translation adjustment				4.5		4.5
Pension adjustments (net of income tax provision of $5.1)				9.8		9.8
Cash flow hedging (net of income tax provision of $0.9)				1.8		1.8
Comprehensive loss						(26.1)
Balance as of December 31, 2009	$0.4	$1,112.3	$5.1	$(68.9)	$(121.7)	$927.2
Restricted stock grants and other		(7.3)			9.9	2.6
401(k) matching contribution		(1.9)			3.6	1.7
Stock-based compensation related to options		3.8				3.8
Share-based payment modification		0.8				0.8
Tax impact of stock-based compensation		(4.1)				(4.1)
Comprehensive loss:
Net loss			(158.5)			(158.5)
Net change in cumulative translation adjustment				3.0		3.0
Pension adjustments (net of income tax provision of $3.6)				4.6		4.6
Cash flow hedging (net of income tax provision of $0.2)				0.6		0.6
Comprehensive loss						(150.3)
Balance as of December 31, 2010	$0.4	$1,103.6	$(153.4)	$(60.7)	$(108.2)	$781.7
Purchase of treasury stock					(9.7)	(9.7)
Restricted stock grants and other		0.7			3.4	4.1
401(k) matching contribution		(0.6)			2.7	2.1
Stock-based compensation related to options		4.1				4.1
Comprehensive loss:
Net loss			(46.7)			(46.7)
Pension adjustments (net of income tax benefit of $1.8)				(12.7)		(12.7)
Cash flow hedging (net of income tax provision of $0.3)				0.8		0.8
Comprehensive loss						(58.6)
Balance as of December 31, 2011	$0.4	$1,107.8	$(200.1)	$(72.6)	$(111.8)	$723.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows from Operating Activities:
Net loss	$(46.7)	$(158.5)	$(42.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10.7	18.2	19.7
Intangible amortization	26.0	23.6	23.3
Deferred income taxes	(2.9)	(48.6)	(2.0)
Goodwill impairment	1.6	23.5	—
Asset disposals/impairments	7.0	31.2	2.7
Inventory write-downs	9.1	14.2	—
Stock-based compensation	7.5	6.9	7.5
Pension settlement/curtailment	3.1	2.8	11.7
Deferred tax asset valuation allowance	—	105.6	—
Litigation settlements	2.0	2.6	49.0
Other	9.8	5.4	9.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Litigation settlement payments	(10.9)	(8.2)	(20.0)
Accounts receivable	28.0	59.7	67.6
Inventories	(12.2)	16.1	132.9
Restricted cash	4.2	1.2	(19.2)
Other assets	1.3	53.7	(19.4)
Accounts payable	(17.7)	13.6	(98.4)
Other liabilities	(36.2)	(11.6)	(54.9)
Net cash (used in) provided by operating activities	(16.3)	151.4	67.5
Cash Flows from Investing Activities:
Capital expenditures	(7.3)	(8.3)	(11.0)
License agreement	—	(5.0)	—
Acquisitions, net of cash acquired	(47.0)	—	—
Proceeds from sale of assets	—	0.2	13.0
Net cash (used in) provided by investing activities	(54.3)	(13.1)	2.0
Cash Flows from Financing Activities:
Purchase of treasury stock	(9.7)	—	—
Exercise of stock options	0.6	—	—
Debt issuance costs	—	(1.0)	(3.2)
Net cash used in financing activities	(9.1)	(1.0)	(3.2)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	4.2	0.5
Change in cash and equivalents	(81.8)	141.5	66.8
Cash and cash equivalents — beginning of year	304.9	163.4	96.6
Cash and cash equivalents — end of year	$223.1	$304.9	$163.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Background and Basis of Presentation
Background
Imation Corp., a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. As used herein, the terms “Imation,” “Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise. We are a global scalable storage and data security company. Our portfolio includes tiered storage and security offerings for business and products designed to manage audio and video information in the home. Imation reaches customers in more than 100 countries through a global distribution network and well recognized brands.
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

Note 2 -	Summary of Significant Accounting Policies
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
Cash Equivalents. Cash equivalents consisted of highly liquid investments purchased with original maturities of three months or less. The carrying amounts reported in the Consolidated Balance Sheets for cash equivalents approximate fair value. At December 31, 2010 restricted cash included $12.0 million for a payment made in 2011 related to the TDK VAT liability. As of December 31, 2011 all restricted cash is related to contractual obligations. Restricted cash is included in other assets on our Consolidated Balance Sheets.
Trade Accounts Receivable and Allowances. Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. They are stated net of allowances, which primarily represent estimated amounts for expected customer returns, allowances and deductions for a variety of claims such as terms discounts or the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations. In general, accounts which have entered into an insolvency action, have been returned by a collection agency as uncollectible or whose existence can no longer be confirmed are charged-off in full. If, subsequent to the charge-off, a portion of the account is recovered, it is recorded as an increase to revenue or reduction of bad debt expense, as appropriate, in the Consolidated Statements of Operations at the time cash is received.

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
We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at fair value. The initial recognition of intangible assets, the determination of useful lives and subsequent impairment analyses require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. As of December 31, 2011, we had $321.7 million of definite-lived intangible assets subject to amortization. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant impairment losses.
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
Goodwill. Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. If fair value is deemed to be less than carrying value, the second step of the impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of the reporting unit's goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit's assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit's fair value and the fair values assigned to the reporting unit's individual assets and liabilities is the implied fair value of the reporting unit's goodwill.
Our reporting units for goodwill are our operating segments (Americas, Europe, North Asia and South Asia) with the exception of the Americas segment which is further divided between the Americas-Consumer, Americas-Commercial and Mobile Security reporting units as determined by sales channel. At December 31, 2011, the only reporting unit which had goodwill was Mobile Security.

In evaluating whether goodwill was impaired, we compared the fair value of the Mobile Security reporting unit to it's carrying value (Step 1 of the impairment test). In calculating fair value, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. In determining the fair value of the Mobile Security reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. A discount rate of 16.5 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit. The revenue growths in 2012 through 2014 are significant assumptions within the projections. Based on the goodwill test performed, we determined that the fair value of the reporting unit exceeded its carrying amount. See Note 6 herein for additional information.
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
In conjunction with the 2011 manufacturing redesign restructuring program announced in January 2011, certain assets held primarily at our Weatherford, Oklahoma facility were determined to be impaired in accordance with the provisions of impairment of long-lived assets. These long-lived assets held and used include the property, building and equipment primarily related to the manufacturing of magnetic tape which was consolidated to the TDK Group Yamanashi manufacturing facility in April 2011. TDK Corporation (TDK) is a related party to Imation. These assets had a carrying amount of $17.0 million and were written down to their fair value of $2.3 million, resulting in an impairment charge of $14.7 million during 2010. The fair value of the equipment was assessed based upon sales proceeds from similar equipment sold as part of the closing of our Camarillo, California facility. These assets had a carrying amount of $17.3 million and were written down to their fair value of $0.8 million, resulting in an impairment charge of $16.5 million during 2010. The impairments were recorded as part of restructuring and other charges in the Consolidated Statements of Operations in 2010.
As of June 30, 2011, the Weatherford facility met the criteria for classification as held for sale outlined in the accounting guidance for the sale of a long-lived asset. Accordingly, the book value of the building and property were transferred into other current assets on the Consolidated Balance Sheets and is no longer being depreciated.
Revenue Recognition. We sell a wide range of removable data storage media products as well as certain consumer electronic products. Net revenue consists primarily of magnetic, optical, flash media, consumer electronics and accessories sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Non-income based taxes collected from customers and remitted to governmental authorities include levies and various excise taxes, mainly in non U.S. jurisdictions. These taxes included in revenue in 2011, 2010, and 2009 were $20.3 million, $28.3 million, and $50.9 million, respectively.
Copyright Levies. In many European Union ("EU") member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders for "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 ("Directive"). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies normally remit levy payments to collecting societies which in turn distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice ("ECJ") ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying.

The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by the Company) when sales of optical media are made to natural persons intending to make private copies. Based on this development, we began in 2010 withholding payments to various collecting societies of levies arising from professional or commercial sales. Notwithstanding our view that the ECJ ruling was determinative, as of December 31, 2010, we continued to accrue a liability for all withheld levy payments in our financial statements.
Since the October 2010 ECJ ruling, quarterly we evaluated on a country-by-country basis whether (i) levies should be accrued on current period sales of professional or commercial sales and (ii) accrued, but unpaid, levies on prior period sales should be reversed. Our evaluation considers ongoing and cumulative developments related to levy litigation and law making activities throughout the EU. If we determine a levy obligation is remote, in the period of such determination we discontinue accruing current period levies and reverse previously accrued, but unpaid amounts by reducing cost of goods sold. Cost of goods sold for the year ended December 31, 2011 was reduced by $7.8 million due to reversal of prior year levy accruals. On a quarterly basis, cost of goods sold was reduced by $2.1 million, $1.9 million, and $3.8 million during the first, second, and third quarters of 2011, respectively, due to reversal of prior year obligations that were determined to be remote.
Since the Directive was implemented in 2002, we have paid approximately $85 million in levies to various ongoing collecting societies related to professional and commercial sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. At December 31, 2011, the recovery of some or all of these payments represent a gain contingency that has not met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency.
Due to this significant amount of over payments to the various collecting societies, beginning in 2010 for some countries and 2011 for others, we have accrued and withheld payments of $19.7 million, as of December 31, 2011, from the collecting societies pending resolution of the over payments of prior years.
Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue in 2011, 2010, or 2009.
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
Advertising Costs. Advertising and other promotional costs are expensed as incurred and were approximately $2 million, $4 million and $6 million in 2011, 2010 and 2009, respectively. Prepaid advertising costs were not significant at December 31, 2011 or 2010.
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
At December 31, 2011, our net deferred tax asset was $21.1 million, which relates to foreign jurisdictions. These deferred tax assets are net of a valuation allowance of $141.1 million, primarily related to the deferred tax assets in the U.S.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on historical volatility of our stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield, if applicable, is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 8 herein for further information regarding stock-based compensation.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012. We do not expect the adoption of this revised standard to have a material impact on our Consolidated Financial Statements.
In June 2011, the FASB issued amended guidance to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. On December 23, 2011, the FASB amended this guidance to indefinitely defer provisions which require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements).This guidance is effective for interim and annual reporting periods beginning January 1, 2012. The adoption of this guidance will only change the presentation of our Consolidated Statements of Shareholders' Equity and Comprehensive Income.
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

Note 3 -	(Loss) Earnings per Common Share
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
The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Numerator:
Loss from continuing operations	$(46.7)	$(158.3)	$(44.0)
(Loss) income from discontinued operations	—	(0.2)	1.8
Net loss	$(46.7)	$(158.5)	$(42.2)
Denominator:
Weighted average number of common stock outstanding during the period	37.7	37.8	37.5
Dilutive effect of stock-based compensation plans	—	—	—
Weighted average number of diluted shares outstanding during the period	37.7	37.8	37.5
Basic (loss) earnings per common share:
Continuing operations	$(1.24)	$(4.19)	$(1.17)
Discontinued operations	—	(0.01)	0.05
Net loss	(1.24)	(4.19)	(1.13)
Diluted (loss) earnings per common share:
Continuing operations	$(1.24)	$(4.19)	$(1.17)
Discontinued operations	—	(0.01)	0.05
Net loss	(1.24)	(4.19)	(1.13)
Anti-dilutive options excluded from calculation	5.4	4.9	4.6

Note 4 -	Acquisitions and Divestiture
2011 Acquisitions

IronKey Systems, Inc.
On October 4, 2011 we acquired the secure data storage hardware assets of IronKey Systems Inc. (IronKey). The purchase price consisted of a cash payment of $19.0 million. We also entered into a strategic partnership whereby we received a license from IronKey for its secure storage management software and service as well as an exclusive license to use the IronKey brand for secure storage products including online cloud-based security service.
The purchase price allocation resulted in goodwill of $9.4 million, consisting of expected strategic synergies and intangible assets that do not qualify for separate recognition. IronKey is included in our existing Americas operating segment and is included in the Mobile Security reporting unit for the purposes of goodwill impairment testing. This goodwill is deductible for tax purposes. See Note 6 here for more information regarding goodwill.
The following table illustrates our allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Amount
Accounts receivable and other assets	$3.5
Inventories	2.1
Intangible assets	7.8
Goodwill	9.4
Accounts payable and other liabilities	(3.8)
$19.0
Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
(In millions)	Amount	Average Life
Trade name	$0.8	2 years
License	1.9	7 years
Customer relationships	0.4	7 years
Distributor relationships	0.9	9 years
Proprietary technology	3.8	4 years
	$7.8
ProStor Systems, Inc.
On August 29, 2011, we acquired certain assets of ProStor Systems, Inc. (ProStor), including the InfiniVault tiered storage system and other related technologies. The purchase price consisted of a cash payment of $0.5 million and resulted in no goodwill.
Memory Experts International Inc. (MXI Security)
On June 4, 2011, we acquired the assets of MXI Security, a leader in high-security and privacy technologies, from Memory Experts International Inc. MXI Security sells encrypted and biometric USB drives (MXI Stealth Key), encrypted and biometric hard disk drives (MXI Stealth HD), secure portable desktop solutions (Stealth Zone), and software solutions. MXI Security products contain various security features such as password authentication, encryption and remote manageability. The purchase price consisted of a cash payment of $24.5 million and the estimated fair value of future contingent consideration of $9.2 million, totaling $33.7 million.
The purchase price allocation resulted in goodwill of $21.9 million, consisting of expected strategic synergies and intangible assets that do not qualify for separate recognition. MXI Security is included in our existing Americas operating segment and is included in the Mobile Security reporting unit for the purposes of goodwill impairment testing. This goodwill is deductible for tax purposes. See Note 6 here for more information regarding goodwill.
Future contingent consideration consists of an earn-out payments which may be paid based on incremental revenue of the acquired business and incremental gross margin of the acquired business. The earn-out payments will be between $0.0 and $45.0 million. We revalue this contingent consideration each reporting period. Based on our analysis of fair value as of December 31, 2011, the value at acquisition of such contingent consideration obligation equaled the estimated fair value as of December 31, 2011 and no adjustments were required.
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
	$10.6

BeCompliant Corporation (doing business as Encryptx)
On February 28, 2011, we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx), a technology leader in encryption and security solutions for removable storage devices and removable storage media. The purchase price was $2.3 million, consisting of a cash payment of $1.0 million and the estimated fair value of future contingent consideration of $1.3 million. The total amount of contingent consideration that could become payable under the terms of the agreement is $1.5 million. We revalue this contingent consideration each reporting period. Based on our analysis of fair value as of December 31, 2011, the value at acquisition of such contingent consideration obligation equaled the estimated fair value as of December 31, 2011 and no adjustments were required.
The purchase price allocation resulted in goodwill of $1.6 million, consisting of expected strategic synergies and intangible assets that do not qualify for separate recognition. This goodwill is deductible for tax purposes. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. As of March 31, 2011, the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed as of March 31, 2011, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. As a result, a $1.6 million goodwill impairment charge was recorded during 2011 in the Consolidated Statements of Operations.
The effects of these acquisitions individually and in total did not materially impact our 2011 results of operations. Therefore, pro forma disclosures are not presented.
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
The results of discontinued operations were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net revenue	$—	$—	$74.5
(Loss) income before income taxes	(0.1)	(0.2)	2.1
Income tax provision	—	—	0.3
Total discontinued operations	$(0.1)	$(0.2)	$1.8

No acquisitions were completed during the years ended December 31, 2010 or 2009.

Note 5 -	Supplemental Balance Sheet Information

	As of December 31,
	2011	2010
	(In millions)
Inventories
Finished goods	$186.7	$175.0
Work in process	13.5	10.6
Raw materials and supplies	8.6	17.7
Total inventories	$208.8	$203.3

	As of December 31,
	2011	2010
	(In millions)
Other Current Assets
Deferred income taxes	$6.1	$9.1
Restricted cash (Note 2)	2.2	17.9
Assets held for sale (Note 7)	3.3	7.2
Taxes receivable	1.5	2.0
Other	36.6	38.0
Total other current assets	$49.7	$74.2
Property, Plant and Equipment
Land	$1.2	$1.4
Buildings and leasehold improvements	92.6	122.2
Machinery and equipment	146.1	223.6
Construction in progress	1.5	2.1
Total	$241.4	$349.3
Less accumulated depreciation and leasehold amortization	(186.0)	(282.4)
Property, plant and equipment, net	$55.4	$66.9
Other Assets
Deferred income taxes	$15.8	$12.2
Other	8.6	10.3
Total other assets	$24.4	$22.5
Other Current Liabilities
Rebates	$45.2	$53.4
Levies	19.7	23.6
Accrued payroll	13.2	15.6
Litigation settlement — current	18.0	10.6
Employee separation costs	5.9	10.5
Value added tax	1.9	10.5
Deferred income taxes	0.7	—
Other	46.6	48.1
Total other current liabilities	$151.2	$172.3
Other Liabilities
Pension	$29.3	$27.0
Litigation settlement — long-term	—	15.1
Deferred income taxes	0.1	3.4
Uncertain tax positions	17.6	17.5
Other	22.2	14.8
Total other liabilities	$69.2	$77.8

Accounts
Receivable*
(In millions)
Reserves and Allowances
Balance, as of December 31, 2008	$36.6
Additions	40.1
Write-offs, net of recoveries	(48.1)
Balance, as of December 31, 2009	$28.6
Additions	9.0
Write-offs, net of recoveries	(17.0)
Balance, as of December 31, 2010	$20.6
Additions	10.5
Write-offs, net of recoveries	(12.7)
Balance, as of December 31, 2011	$18.4
_______________________________________
*    Accounts receivable reserves and allowances include estimated amounts for customer returns, term discounts and the inability of certain customers to make the required payment.

Note 6 -	Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

	Trade Names	Software	Customer Relationships	Other	Total
	(In millions)
December 31, 2011
Cost	$347.1	$57.9	$61.5	$13.9	$480.4
Accumulated amortization	(57.5)	(51.1)	(45.5)	(4.6)	(158.7)
Net	$289.6	$6.8	$16.0	$9.3	$321.7
December 31, 2010
Cost	$332.4	$54.2	$58.8	$8.3	$453.7
Accumulated amortization	(44.9)	(49.1)	(36.2)	(3.1)	(133.3)
Net	$287.5	$5.1	$22.6	$5.2	$320.4
On December 20, 2011, we acquired intellectual property and other assets, including key data deduplication technology, from Nine Technology, LLC, (Nine Technology). This data deduplication software engine eliminates redundant data, enabling shorter backup windows, quicker recovery, lower infrastructure costs and more robust and reliable data protection. The purchase price consisted of a cash payment of $2.0 million, $1.0 million in future contingent payments and $0.5 million in stock. We recorded the payment as an other intangible asset and are amortizing the intangible asset over a five year period.
In 2010 we entered into an amendment to our license agreement with ProStor. Under the terms of the agreement, we paid $5.0 million and will have a semi-exclusive license to manufacture, market and sell RDX removable hard disk systems through 2020. We recorded the payment as an other intangible asset and are amortizing the payment over a five year period. The acquisition of certain ProStor assets on August 29, 2011 excluded the portion of the business to which this license relates.
Amortization expense for intangible assets consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Amortization expense	$26.0	$23.6	$23.3
Based on the intangible assets in service as of December 31, 2011, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2012	2013	2014	2015	2016
	(In millions)
Amortization expense	$27.6	$22.4	$18.2	$15.9	$14.4
Goodwill
The following table presents the changes in goodwill allocated to our reportable segments:

	Americas	Europe	North Asia	South Asia	Electronic Products	Total
	(In millions)
Balance as of December 31, 2009:
Goodwill	$64.3	$39.2	$10.2	$—	$38.6	$152.3
Accumulated impairment losses	(64.3)	(39.2)	(10.2)	—	(15.1)	(128.8)
	—	—	—	—	23.5	23.5
Operating segment reclassification:
Goodwill	38.6	—	—	—	(38.6)	—
Accumulated impairment losses	(15.1)	—	—	—	15.1	—
Goodwill impairment	(23.5)	—	—	—	—	(23.5)
Balance as of December 31, 2010:
Goodwill	$102.9	$39.2	$10.2	$—	$—	$152.3
Accumulated impairment losses	(102.9)	(39.2)	(10.2)	—	—	(152.3)
	—	—	—	—	—	—

Encryptx acquisition	1.6	—	—	—	—	1.6
MXI Security acquisition	21.9	—	—	—	—	21.9
IronKey acquisition	9.4	—	—	—	—	9.4
Goodwill impairment	(1.6)	—	—	—	—	(1.6)
Balance as of December 31, 2011:
Goodwill	$135.8	$39.2	$10.2	$—	$—	$185.2
Accumulated impairment losses	(104.5)	(39.2)	(10.2)	—	—	(153.9)
	$31.3	$—	$—	$—	$—	$31.3

Our reporting units for goodwill are our operating segments (Americas, Europe, North Asia and South Asia) with the exception of the Americas segment which is further divided between the Americas-Consumer, Americas-Commercial, and Americas-Mobile Security reporting units as determined by sales channel.
During 2011 we acquired the assets of MXI Security and assets of IronKey's secure data storage hardware business which resulted in goodwill of $21.9 million and $9.4 million, respectively. These acquired businesses are included in our existing Americas operating segment and function as a business with discrete financial information available. Therefore, these businesses are considered a separate reporting unit (Mobile Security) for the purposes of goodwill impairment testing. In accordance with our policy, goodwill was tested for impairment during the fourth quarter of 2011.

In evaluating whether goodwill was impaired, we compared the fair value of the Mobile Security reporting unit to it's carrying value (Step 1 of the impairment test). In calculating fair value, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. In determining the fair value of the Mobile Security reporting unit under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. A discount rate of 16.5 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit. An increase in the discount rate of one percent would have decreased the reporting unit's fair value by approximately $5.0 million while a decrease in the discount rate by one percent would have increased the reporting unit's fair value by $6.0 million. The revenue growths in 2012 through 2014 are significant assumptions within the projections. If revenue were decreased 10 percent for each year in the plan without a change in projected SG&A costs or other cash flows, the indicated fair value of the reporting unit would be reduced by approximately $11.0 million. Based on the goodwill test performed, we determined that the fair value of the reporting unit exceeded its carrying amount. The indicated excess in fair value over carrying value of the Mobile Security reporting unit in step one of the impairment test at November 30, 2011 and goodwill is as follows:

	Goodwill	Reporting Unit Carrying Amount	Excess of Fair Value Over Carrying Amount	Percentage of Fair Value Over Carrying Amount
	(In millions)
Mobile Security	$31.3	$52.0	$13.0	25%

While this analysis indicates that this goodwill is not impaired, to the extent that actual results or other assumptions about future economic conditions or potential for our growth and profitability in this business changes, it is possible that our conclusion regarding the remaining goodwill could change, which could have a material effect on our financial position and results of operations.
During 2011 we acquired certain assets of Encryptx which resulted in goodwill of $1.6 million. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. As of March 31, 2011, the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed as of March 31, 2011, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. As a result, a $1.6 million goodwill impairment charge was recorded during the three months ended March 31, 2011 in the Consolidated Statements of Operations.
During 2009 our reporting units for goodwill were our operating segments (Americas, Europe, Asia Pacific, and Electronic Products) with the exception of the Americas segment which was further divided between the Americas-Consumer and Americas-Commercial reporting units as determined by sales channel. During the second quarter of 2010 we realigned our corporate segments and reporting structure and combined our Electronic Products segment with our Americas segment, and we separated our Asia Pacific segment into North Asia and South Asia regions. As a result of the segment change, the goodwill of $23.5 million which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on this step of the impairment test, we determined that the full amount of remaining goodwill, $23.5 million, was impaired.

Note 7 -	Restructuring and Other Expense
The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Restructuring
Severance and related	$7.0	$13.0	$11.2
Lease termination costs	3.3	1.7	0.7
Other	1.1	—	—
Total restructuring	11.4	14.7	11.9
Other
Pension settlement/curtailment	2.5	2.8	11.7
Asset impairments	—	31.2	2.7
Asset disposals	7.0	—	—
Acquisition and integration related costs	2.6	—	—
Other	(2.0)	2.4	0.3
Total	$21.5	$51.1	$26.6
2011 Manufacturing Redesign Restructuring Program
On January 13, 2011 the Board of Directors approved the 2011 manufacturing redesign restructuring program of up to $55 million to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK Corporation to jointly develop and manufacture magnetic tape technologies. Under the agreement, we are collaborating on the research and development of future tape formats in both companies' research centers in the United States and Japan and we consolidated tape coating operations to the TDK Yamanashi manufacturing facility. We also recorded additional inventory write-offs related to this program due to end of life. This program originally included a total of approximately $50 million in restructuring and other charges, consisting of severance and related costs of approximately $3 million, asset impairments of approximately $31 million primarily related to the Weatherford facility, inventory write-offs of approximately $14 million and other charges of approximately $2 million. Therefore this program is substantially complete.
As of June 30, 2011 the Weatherford facility met the held for sale criteria outlined in the accounting guidance for the sale of a long-lived asset. Accordingly, the book value of the building and property, $3.1 million, was transferred into other current assets on the Consolidated Balance Sheet and is no longer being depreciated.
During 2011 we recorded restructuring charges of $0.3 million for lease termination and modification costs and site clean-up expenses of $0.9 million related to this program. We also recorded non-cash inventory write-offs of $7.5 million related to this program, which are included in cost of goods sold on our Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $21.7 million of inventory write-offs, $31.2 million of asset impairment charges, $3.2 million of severance and related expenses, $0.3 million for lease termination and modification costs and $0.9 million of site clean-up expenses.
During 2010 we recorded restructuring charges of $3.2 million for severance and related expenses and $31.2 million of asset impairment charges primarily related to the Weatherford facility. We also recorded non-cash inventory write-offs of $14.2 million related to this program, which are included in cost of goods sold on our Consolidated Statements of Operations.
Changes in the 2011 manufacturing redesign restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2009	$—	$—	$—	$—
Charges	3.2	—	45.4	48.6
Usage	—	—	(45.4)	(45.4)
Currency impacts	—	—	—	—
Accrued balance at December 31, 2010	$3.2	$—	$—	$3.2
Charges	—	0.3	8.4	8.7
Usage	(3.0)	(0.3)	(8.4)	(11.7)
Currency Impacts	—	—	—	—
Accrued balance at December 31, 2011	$0.2	$—	$—	$0.2
For the year ended December 31, 2011, non-cash inventory write-offs of $7.5 million and $0.9 million of site clean-up costs are included in other. For the year ended December 31, 2010 a non-cash asset impairment charge of $31.2 million, primarily related to our Weatherford Facility, and non-cash inventory write-offs of $14.2 million are included in other in the table above.
2011 Corporate Strategy Restructuring Program
On January 31, 2011 the Board of Directors approved the 2011 corporate strategy restructuring program to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program include charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with our announced strategy. This program originally included a total of approximately $35 million in restructuring and other charges, consisting of severance and related expenses of approximately $14 million, charges associated with certain benefit plans of approximately $11 million, lease termination expenses of approximately $5 million and other charges of approximately $5 million.
During 2011, we recorded restructuring charges of $7.0 million for severance and related expenses, $3.0 million for lease termination and modification costs and $0.2 million of other charges. In addition, we also recorded inventory write-offs of $1.6 million related to the planned rationalization of certain product lines as part of this program, which are included in cost of goods sold in our Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $10.4 million of severance and related expenses, $3.0 million of lease termination and modification costs, $1.6 million of inventory write-offs, $0.2 million of other charges and $0.3 million related to a pension curtailment charge.
During 2010, we recorded restructuring charges of $3.4 million for severance and related expenses and a pension curtailment charge of $0.3 million.
Changes in the 2011 corporate strategy restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2009	$—	$—	$—	$—
Charges	3.4	—	0.3	3.7
Usage	—	—	(0.3)	(0.3)
Currency impacts	—	—	—	—
Accrued balance at December 31, 2010	$3.4	$—	$—	$3.4
Charges	7.0	3.0	1.8	11.8
Usage	(5.7)	(2.3)	(2.1)	(10.1)
Currency impacts	(0.1)	(0.1)	0.3	0.1
Accrued balance at December 31, 2011	$4.6	$0.6	$—	$5.2
For the year ended December 31, 2011 other includes non-cash inventory write-offs of $1.6 million. Inventory write-offs were included in cost of goods sold on our Consolidated Statements of Operations.

The restructuring is expected to be substantially complete during 2012.
Prior Programs Substantially Complete
During 2010, we recorded $6.4 million of severance and related expenses, $1.7 million of lease termination costs, $2.5 million of pension settlement and curtailment charges, and $0.2 million of other charges related to our 2008 corporate redesign restructuring program. This program was initiated during the fourth quarter of 2008 and aligned our cost structure by reducing SG&A expenses. We reduced costs by rationalizing key accounts and products and by simplifying our corporate structure globally.

During 2009, we recorded $11.2 million of severance and related expenses, $0.1 million of lease termination costs and $11.7 million of pension settlement and curtailment charges related to our 2008 corporate redesign restructuring program. Additionally during 2009, we recorded $0.9 million of lease termination costs related to our 2008 cost reduction restructuring program. This program began in the third quarter of 2008 when our Board of Directors approved the Camarillo, California restructuring plan as further implementation of our manufacturing strategy. In order to partially mitigate projected declines in tape gross profits in future years, we ended manufacturing at our Camarillo plant and exited the facility during 2008. The 2008 cost reduction restructuring program also included our decision to consolidate the Cerritos, California business operations into Oakdale, Minnesota. During 2009, we consolidated the previous Cerritos activities into a single headquarters location in order to achieve better focus, gain efficiencies across brands and channels and reduce cost. We recorded $0.3 million of income through the reversal of lease termination accruals related to previously announced programs.
Other
During 2011 we recorded additional pension settlement and curtailment losses of $2.5 million within restructuring and other expense in the Consolidated Statements of Operations as a result of the downsizing associated with our domestic restructuring activities. See Note 9 to the Consolidated Financial Statements for further information regarding pension settlements and curtailments.
Our Camarillo, California manufacturing facility ceased operations on December 31, 2008 and the facility, comprised of a building and property, was classified as held for sale. In an effort to increase the salability of the property, during the three months ended June 30, 2011 we demolished the building which resulted in a $7.0 million loss on disposal during the period. The land related to the facility continues to meet the criteria for held for sale accounting and, therefore, remains classified in other current assets on the Consolidated Balance Sheet as of December 31, 2011 at a book value of $0.2 million. On October 7, 2011 we entered into an agreement to sell the land for $10.5 million, contingent upon the change of certain zoning requirements for the land as well as other standard conditions. If these conditions are met, the sale is expected to close in 2013.
Also during 2011 we recorded acquisition and integration related costs as a result of our acquisition activities of $2.6 million within restructuring and other expense in the Consolidated Statements of Operations. Also during 2011 we amended a long-term disability benefit plan, resulting in a $2.0 million gain.
During 2010, other expenses included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer, including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.
During 2009 we incurred net asset impairment charges of $2.7 million and other charges of $0.3 million related mainly to the abandonment of certain manufacturing and R&D assets as a result of our restructuring activities.
2011 Activity
The following table summarizes 2011 restructuring and other activity by restructuring program:

	2011 Manufacturing Redesign Program	2011 Corporate Strategy Program	Other	Total
	(In millions)
Restructuring
Severance and related	$—	$7.0	$—	$7.0
Lease termination costs	0.3	3.0	—	3.3
Other	0.9	0.2	—	1.1
Total restructuring	1.2	10.2	—	11.4
Other
Pension settlement/curtailment	—	—	2.5	2.5
Asset disposals	—	—	7.0	7.0
Acquisition and integration costs	—	—	2.6	2.6
Other	—	—	(2.0)	(2.0)
Total	$1.2	$10.2	$10.1	$21.5
2010 Activity
The following table summarizes 2010 restructuring and other activity by restructuring program:

	2011 Manufacturing Redesign Program	2011 Corporate Strategy Program	2008 Corporate Redesign Program	Other	Total
	(In millions)
Restructuring
Severance and related	$3.2	$3.4	$6.4	$—	$13.0
Lease termination costs	—	—	1.7	—	1.7
Total restructuring	3.2	3.4	8.1	—	14.7
Other
Pension settlement/curtailment	—	0.3	2.5	—	2.8
Asset Impairments	31.2	—	—	—	31.2
Other	—	—	0.2	2.2	2.4
Total	$34.4	$3.7	$10.8	$2.2	$51.1
2009 Activity
The following table summarizes 2009 restructuring and other activity by restructuring program:

	2008 Corporate Redesign Program	2008 Cost Reduction Program	Other	Total
	(In millions)
Restructuring
Severance and related	$11.2	$—	$—	$11.2
Lease termination costs	0.1	0.9	(0.3)	0.7
Other	—	—	—	—
Total restructuring	11.3	0.9	(0.3)	11.9
Other
Pension settlement/curtailment	11.7	—	—	11.7
Asset impairments	—	—	2.7	2.7
Other	—	—	0.3	0.3
Total	$23.0	$0.9	$2.7	$26.6

Note 8 -	Stock-Based Compensation
Stock compensation expense consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Stock-based compensation	$7.5	$6.9	$7.5
We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Directors Stock Compensation Program (Directors Plan). We have stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan), our 2008 Stock Incentive Plan (2008 Incentive Plan) and our 2011 Stock Incentive Plan (2011 Incentive Plan). We also have restricted stock units outstanding under our 2005 Incentive Plan, our 2008 Incentive Plan and our 2011 Incentive Plan. No further shares are available for grant under the Directors Plan, 2000 Incentive Plan, the 2005 Incentive Plan or the 2008 Incentive Plan. Restricted stock granted and stock option awards exercised are issued from our treasury stock. The purchase of treasury stock is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors.
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
The 2008 Incentive Plan was approved and adopted by our shareholders on May 7, 2008 and became effective immediately. The 2008 Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards (collectively, Awards). The Board of Directors and Compensation Committee have the authority to determine the type of Awards as well as the amount, terms and conditions of each Award under the 2008 Incentive Plan, subject to the limitations and other provisions of the 2008 Incentive Plan. The total number of shares of common stock that may be issued or granted under the 2008 Incentive Plan may not exceed 4.0 million, of which the maximum number of shares that may be provided pursuant to grants of Awards other than options and stock appreciation rights is 2.0 million. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustments as provided in the 2008 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. The outstanding options are non-qualified and normally have a term of ten years. For employees, the options generally become exercisable and restricted stock vests 25 percent per year beginning on the first anniversary of the grant date, subject to the employees continuing service to the Company. For directors, the options generally become exercisable and restricted stock vests in full on the first anniversary of the grant date. Exercise prices for stock options are equal to the fair market value of our common stock on the date of grant. As a result of the approval and adoption of the 2011 Incentive Plan in May 2011, no further shares are available for grant under the 2008 Incentive Plan.
The 2011 Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Stock Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Stock Incentive Plan is 4.5 million and the maximum number of shares that may be awarded pursuant to grants of awards other than options and stock appreciation rights is 1.1 million. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Stock Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Stock Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Stock Incentive Plan have been purchased or acquired; provided, however, that incentive stock options may not be granted after February 10, 2021. As of December 31, 2011, we had stock-based compensation awards consisting of stock options and restricted stock. As of December 31, 2011, there were 3,799,009 shares available for grant under our 2011 Incentive Plan. No further shares were available for grant under any other Stock Plan.
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
The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31:

	2011	2010	2009
Volatility	44%	43%	41%
Risk-free interest rate	2.13%	2.49%	2.13%
Expected life (months)	70	66	65
Dividend yield	—%	—%	—%
The following table summarizes stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(millions)
Outstanding December 31, 2008	4,103,756	$32.09	6.2	$—
Granted	1,054,599	9.71
Exercised	—	—
Cancelled	(341,850)	31.25
Forfeited	(221,667)	28.32
Outstanding December 31, 2009	4,594,838	$27.19	6.2	$0.1
Granted	889,089	10.46
Exercised	(1,000)	8.11
Cancelled	(421,146)	31.19
Forfeited	(145,693)	17.97
Outstanding December 31, 2010	4,916,088	$24.10	5.6	$0.7
Granted	1,401,163	9.41
Exercised	(45,429)	10.13
Cancelled	(475,703)	35.11
Forfeited	(116,540)	14.34
Outstanding December 31, 2011	5,679,579	$19.87	6.0	$—
No performance-based options were granted during the year ended December 31, 2011. Of the options granted during the year ended December 31, 2010, there were 105,397 performance-based options granted based on the Company’s performance against operating income targets for 2010. Operating income (as defined under the 2010 Annual Bonus Plan) exceeded specified levels; therefore, the full grant will vest 25 percent per year over four years from the date of grant.
There was no aggregate intrinsic value at December 31, 2011 as our stock price of $5.73 on December 30, 2011 was below the exercise price of all of the outstanding stock options. Our stock price of $10.31 and $8.72 on December 31, 2010 and December 31, 2009, respectively, resulted in an aggregate intrinsic value of $0.7 million and $0.1 million, respectively. The intrinsic value of options exercised during 2011 and 2010 was less than $0.1 million each year. As no options were exercised during 2009, there was no intrinsic value for exercised options during 2009. The weighted average grant date fair value of options granted during the years 2011, 2010 and 2009 was $4.15, $4.46 and $3.94, respectively.
The following table summarizes outstanding, exercisable options and options expected to vest as of December 31, 2011:

	Exercisable Options			Options Expected to Vest
		Weighted Average Remaining	Weighted Average		Weighted Average Remaining	Weighted Average
Range of Exercise	Stock	Contractual	Exercise	Stock	Contractual	Exercise
Prices	Options	Life (Years)	Price	Options	Life (Years)	Price
$6.17 to $14.15	909,873	6.2	$9.95	1,910,343	8.8	$9.67
$14.16 to $19.20	—	—	—	—	—	—
$19.21 to $23.95	104,468	0.7	22.83	3,035	6.6	20.64
$23.96 to $28.70	731,717	4.9	24.37	135,077	6.3	24.62
$28.71 to $39.38	1,180,329	2.8	34.93	—	—	—
$39.39 to $41.75	388,145	3.1	41.34	—	—	—
$41.76 to $46.97	38,000	1.9	44.45	—	—	—
$6.17 to $46.97	3,352,532	4.1	$26.32	2,048,455	8.7	$10.67

The outstanding options are non-qualified and generally have a term of ten years. For employees, the options granted prior to May 2011 generally become exercisable and vest 25 percent per year beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. Grants during and after May 2011 become exercisable and vest 33 percent per year beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, the options generally become exercisable in full on the first anniversary of the grant date.
Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 was $4.1 million, $3.8 million and $4.9 million, respectively. This expense would result in related tax benefits of $1.3 million, $1.2 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance, and due to the valuation allowance, we did not recognize the related tax benefit in 2011 and 2010.
On March 18, 2010, we announced the retirement of our former Vice Chairman and Chief Executive Officer, effective May 5, 2010. In connection with his retirement from the Company, the Board of Directors also determined to accelerate the vesting of his outstanding unvested options and restricted stock. As a result, additional compensation expense of $0.8 million was recognized during the first quarter of 2010. The related tax benefit was $0.3 million for the year ended December 31, 2010. This tax benefit was included in the U.S. deferred tax assets that were subject to the valuation allowance established during 2010.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2011, 2010 or 2009. As of December 31, 2011, there was $7.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.21 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2008	304,511	$28.98
Granted	327,654	9.38
Vested	(119,074)	29.44
Forfeited	(51,389)	30.04
Nonvested as of December 31, 2009	461,702	$14.84
Granted	524,655	10.45
Vested	(209,302)	15.17
Forfeited	(37,859)	11.15
Nonvested as of December 31, 2010	739,196	$11.34
Granted	385,049	9.28
Vested	(274,934)	12.15
Forfeited	(54,265)	12.05
Nonvested as of December 31, 2011	795,046	$10.02
There were no performance-based restricted shares granted during the year ended December 31, 2011. Of the restricted shares granted during the year ended December 31, 2010, there were 265,837 performance-based restricted shares granted based on the Company’s performance against operating income targets for 2010. Operating income (as defined under the 2010 Annual Bonus Plan) exceeded specified levels; therefore, the full grant will vest 25 percent per year over four years from the date of grant.
The total fair value of shares vested during the years 2011, 2010 and 2009 was $3.3 million, $3.2 million and $3.5 million, respectively.
Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 was $3.4 million, $3.1 million and $2.6 million, respectively. This expense would result in related tax benefits of $1.3 million, $1.2 and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance and due to the valuation allowance, we did not recognize the related tax benefit in 2011 and 2010.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2011, 2010 or 2009. As of December 31, 2011, there was $5.7 million of total unrecognized compensation expense related to restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.2 years.

Note 9 -	Retirement Plans
Pension Plans
We have various non-contributory defined benefit pension plans covering substantially all United States employees and certain employees outside the United States. Total pension expense was $2.4 million, $4.5 million and $15.1 million in 2011, 2010 and 2009, respectively. Total pension expense decreased year over year due primarily to lower service and interest costs. The measurement date of our pension plans is December 31. We expect to contribute approximately $7 million to $10 million to our pension plans in 2012. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
In connection with actions taken under our previously announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States has declined significantly. Participants in our U.S. pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the pension plan have elected to receive. Lump sum payments in 2011 exceeded our 2010 service and interest costs; as a result a partial settlement event occurred and we recognized a pro-rata portion of the previously unrecognized net actuarial loss. We incurred partial settlement losses of $2.5 million, $2.5 million and $7.1 million in 2011, 2010 and 2009, respectively, which are included in restructuring and other expense on our Consolidated Statements of Operations. Further, as required by GAAP, we remeasured the funded status of our United States plan as of the date of the settlements.
Effective January 1, 2010, the U.S. pension plan was amended to exclude new hires and rehires from participating in the plan. Furthermore, we eliminated benefit accruals under the United States defined benefit pension plan as of January 1, 2011, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits will be made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. These actions resulted in the recognition of all prior service cost as a curtailment loss of $0.3 million in 2010, included as a component of restructuring and other in the Consolidated Statements of Operations. Due to the timing of this plan amendment we remeasured the funded status of our U.S. pension plan in conjunction with the annual remeasurement as of December 31, 2010.
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
For the U.S. pension plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant’s account equal to six percent of that participant’s eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credits were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits will be made to a participant’s account balance after December 31, 2010. A monthly interest credit is made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 4.19 percent for 2011. In accordance with the annual update process, the interest credit rate will be 3.02 percent for 2012.
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
The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit plan were as follows:

	United States		International
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$93.8	$96.7	$58.9	$59.2
Service cost	—	1.7	0.7	0.6
Interest cost	4.2	4.8	2.5	2.8
Actuarial (gain) loss	5.1	1.9	4.4	(1.5)
Benefits paid	(8.4)	(1.6)	(2.2)	(2.1)
Settlements	(2.5)	(9.0)	(8.4)	—
Foreign exchange rate changes	—	—	(0.3)	(1.4)
Plan amendments	—	—	—	1.3
Curtailments	—	(0.7)	—	—
Projected benefit obligation, end of year	$92.2	$93.8	$55.6	$58.9
Change in plan assets
Fair value of plan assets, beginning of year	$70.9	$64.1	$61.2	$59.0
Actual return on plan assets	(0.9)	9.3	1.6	4.2
Foreign exchange rate changes	—	—	(0.3)	(1.7)
Company contributions	10.5	8.1	3.8	1.8
Benefits paid	(8.4)	(1.6)	(2.2)	(2.1)
Settlements	(2.5)	(9.0)	(10.6)	—
Fair value of plan assets, end of year	$69.6	$70.9	$53.5	$61.2
Funded status of the plan, end of year	$(22.6)	$(22.9)	$(2.1)	$2.3
Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(In millions)
Noncurrent assets	$—	$—	$4.6	$6.4
Noncurrent liabilities	(22.6)	(22.9)	(6.7)	(4.1)
Accumulated other comprehensive loss — pre-tax	30.2	21.6	8.6	2.7
Amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(In millions)
Net actuarial loss	$30.2	$21.6	$13.3	$7.3
Prior service cost (credit)	—	—	(6.5)	(6.7)
Transition asset obligation	—	—	1.8	2.1
Total	$30.2	$21.6	$8.6	$2.7
The following table includes information for pension plans with an accumulated benefit obligation in excess of plan assets. This excludes our plans which have plan assets in excess of accumulated benefit obligations.

	United States		International
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(In millions)
Projected benefit obligation, end of year	$92.2	$93.8	$31.7	$29.0
Accumulated benefit obligation, end of year	92.2	93.7	31.4	28.8
Plan assets at fair value, end of year	69.6	70.9	25.1	25.1
Components of net periodic benefit costs included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In millions)
Service cost	$—	$1.7	$2.8	$0.7	$0.6	$0.7
Interest cost	4.2	4.8	5.4	2.5	2.8	3.2
Expected return on plan assets	(6.3)	(5.7)	(6.5)	(3.0)	(3.1)	(3.0)
Amortization of net actuarial loss	1.2	0.4	0.2	0.2	0.2	0.4
Amortization of prior service cost (credit)	—	0.1	0.1	(0.5)	(0.4)	(0.2)
Amortization of transition obligation	—	—	—	0.3	0.3	0.3
Net periodic benefit cost	$(0.9)	$1.3	$2.0	$0.2	$0.4	$1.4
Settlements and curtailments	2.5	2.8	7.1	0.6	—	4.6
Total pension costs	$1.6	$4.1	$9.1	$0.8	$0.4	$6.0
The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $1.7 million loss, $0.5 million credit and $0.3 million obligation, respectively.
Weighted-average assumptions used to determine benefit obligations were as follows:

	United States		International
	As of December 31,		As of December 31,
	2011	2010	2011	2010
Discount rate	3.75%	5.00%	4.07%	4.77%
Rate of compensation increase	—%	4.75%	3.05%	1.30%
Weighted-average assumptions used to determine net periodic benefit costs were as follows:

	United States			International
	As of December 31,			As of December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	4.75%	5.30%	5.60%	4.56%	5.00%	5.79%
Expected return on plan assets	8.00%	8.00%	8.00%	4.92%	5.52%	5.07%
Rate of compensation increase	—%	4.75%	4.75%	2.77%	2.98%	3.56%
The discount rate is determined through a modeling process utilizing a customized portfolio of high-quality bonds whose annual cash flows cover the expected benefit payments of the plan, as well as comparing the results of our modeling to other corporate bond and pension liability indices. Beginning in 2011, the projected salary increase assumption was not applicable in the United States due to the elimination of benefit accruals as of January 1, 2011. The expected long-term rate of return on plan assets is chosen from the range of likely results of compounded average annual returns over a 10-year time horizon based on the plans’ current investment policy. The expected return and volatility for each asset class is based on historical equity, bond and cash market returns. While this approach considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.
The plans’ asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2011	2010	2011	2010
Short-term investments	2%	3%	1%	1%
Fixed income securities	15%	19%	41%	36%
Equity securities	65%	66%	24%	32%
Absolute return strategy equity funds	18%	12%	—%	—%
Insurance contracts	—%	—%	34%	31%
Total	100%	100%	100%	100%
In the United States, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, fixed income securities at 15 to 25 percent and other investments at 10 to 20 percent. Other investments include absolute return strategies investments and insurance contracts. Management reviews our United States investment policy for the plan at least annually. Outside the United States, the investment objectives are similar to the United States, subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required and certain investment objectives are coordinated through insurance contract strategies for all contracts rather than individual Imation insurance contracts.
The following benefit payments as of December 31, 2011, reflect expected future services and are expected to be paid in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)
2012	$19.6	$2.1
2013	5.0	2.2
2014	4.7	2.3
2015	5.0	2.4
2016	5.7	2.6
2017-2021	27.9	14.3
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
Mutual funds and absolute return strategy funds are valued using net asset value (NAV) of shares held as of December 31, 2011. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and shares can be redeemed with minimal restrictions and can do so daily. Events that may lead to a restriction to transact with the funds are not considered probable.
These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different value measurement as of December 31, 2011. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. The December 31, 2010 fair value leveling disclosures were revised to correct the presentation of certain investments in the U.S. pension plan as Level 2 equity securities rather than as Level 3 equity securities, as previously disclosed. The effects of the change in disclosures are not considered material to the financial statements. There were no transfers into or out of Level 1 or Level 2 during the year ended December 31, 2011.
The fair value of the plan assets by asset category were as follows:

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments:
Money markets	$1.5	$1.5	$—	$—
Commingled trust funds	—	—	—	—
Mutual funds	0.1	—	0.1	—
Other short-term investments	0.2	—	0.2	—
Fixed income securities:
Mutual funds	32.6	10.7	21.9	—
Equity securities:
Blended mutual funds	19.8	6.8	13.0	—
Large-cap growth funds	18.0	—	18.0	—
Small-cap growth funds	6.7	6.7	—	—
Small-cap value funds	6.6	6.6	—	—
Commingled trust funds	7.1	—	7.1	—
Growth mutual funds	—	—	—	—
Other investments:
Insurance contracts	18.3	—	18.3	—
Absolute return strategy funds	12.2	—	12.2	—
Total	$123.1	$32.3	$90.8	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments:
Money markets	$1.5	$1.5	$—	$—
Commingled trust funds	—	—	—	—
Mutual funds	0.2	—	0.2	—
Other short-term investments	0.2	—	0.2	—
Fixed income securities:
Mutual funds	35.6	13.2	22.4	—
Equity securities:
Blended mutual funds	26.4	7.9	18.5	—
Large-cap growth funds	18.3	—	18.3	—
Small-cap growth funds	6.9	6.9	—	—
Small-cap value funds	6.8	6.8	—	—
Commingled trust funds	7.2	—	7.2	—
Growth mutual funds	1.1	1.1	—	—
Other investments:
Insurance contracts	18.8	—	18.8	—
Absolute return strategy funds	8.7	—	8.7	—
Total	$131.7	$37.4	$94.3	$—
Employee Retirement Savings Plans
We sponsor a 401(k) retirement savings plan under which eligible United States employees may choose to save up to 20 percent of eligible compensation on a pre-tax basis, subject to certain IRS limitations. From January 1 to March 31, 2009, we matched 100 percent of employee contributions up to the first three percent of eligible compensation plus 50 percent on the next two percent of eligible compensation. Between April 2009 and December 31, 2009, we matched 50 percent of employee contributions on the first three percent of eligible compensation and 25 percent on the next two percent of eligible compensation in our stock. In November 2009, we determined it was appropriate to reinstate our 401(k) Plan matching contribution to the rate applied prior to April 2009. The reinstatement became effective January 1, 2010 and continued through December 31, 2010. Effective January 1, 2011, we match 100 percent of employee contributions up to the first five percent of eligible compensation.
We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon total company performance. No contributions have been made under the variable compensation program for the years ended 2011, 2010 or 2009.
We used shares of treasury stock to match employee 401(k) contributions for 2011, 2010 and 2009. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $2.1 million, $1.7 million and $1.3 million in 2011, 2010 and 2009, respectively.

Note 10 -	Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
U.S.	$(67.0)	$(114.3)	$(116.0)
International	24.1	37.9	39.3
Total	$(42.9)	$(76.4)	$(76.7)

The components of the income tax provision (benefit) from continuing operations were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Current
Federal	$1.5	$12.1	$(27.0)
State	—	3.8	(6.4)
International	5.5	9.0	2.7
Deferred
Federal	—	44.7	(6.6)
State	—	8.6	(0.9)
International	(3.2)	3.7	5.5
Total	$3.8	$81.9	$(32.7)
The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Tax at statutory U.S. tax rate	$(15.0)	$(26.8)	$(26.9)
State income taxes, net of federal benefit	(2.2)	(3.7)	(5.6)
Net effect of international operations	(1.3)	(2.8)	(7.2)
Valuation allowances	17.6	105.2	1.4
U.S. tax on foreign earnings	4.8	5.1	0.6
Uncertain tax positions	0.2	1.3	3.5
Other	(0.3)	3.6	1.5
Income tax provision (benefit)	$3.8	$81.9	$(32.7)
In comparing our 2011 tax provision of $3.8 million to our 2010 tax provision of $81.9, the primary change is due to the U.S. not receiving a tax benefit from the 2011 net operating loss, and the establishment of a valuation allowance in 2010 on our U.S. deferred tax assets. Other items that had an impact on the 2011 tax provision included a $5.0 million benefit for the reversal of a foreign net operating loss valuation allowance and changes in the mix of income/loss by jurisdiction.
The 2009 tax benefit included an increase in the state tax effective rate, additional reserves for uncertain tax positions and the change in proportion of income by jurisdiction.
In 2011, 2010 and 2009 the net cash received (or paid) for income taxes, relating to both continuing and discontinued operations, was ($4.9) million, $6.4 million and $14.8 million, respectively.
Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.
The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2011	2010
	(In millions)
Accounts receivable allowances	$5.6	$8.1
Inventories	12.3	13.0
Compensation and employee benefits	9.7	10.9
Tax credit carryforwards	35.0	20.4
Net operating loss carryforwards	49.5	54.2
Accrued liabilities and other reserves	16.3	19.1
Pension	8.7	6.0
Property, plant and equipment	14.0	3.2
Intangible assets	5.6	5.4
Other, net	5.5	5.0
Gross deferred tax assets	162.2	145.3
Valuation allowance	(141.1)	(127.4)
Deferred tax assets	21.1	17.9
Deferred tax liabilities	—	—
Net deferred tax assets	$21.1	$17.9
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
The valuation allowance was $141.1 million, $127.4 million, and $22.9 million as of December 31, 2011, 2010 and 2009, respectively. During 2011, the valuation allowance increased due to $13.4 million of additional federal tax credits related to the repatriation of cash to the U.S., $3.8 million of additional U.S. net operating losses and $1.5 million of other items, offset by a $5.0 million benefit from the reversal of a foreign net operating loss valuation allowance.
The increase in 2010, as compared to 2009, was due to the establishment of a valuation allowance against our U.S. deferred tax assets in the amount of $105.6 million as discussed above, offset by expirations and releases of foreign valuation allowances in the amount of $1.1 million.
Federal net operating loss carry forwards totaling $89.0 million will expire between 2029 and 2031. State income tax operating losses of $215.6 million, will expire between 2013 and 2031. Federal and state tax credit carryforwards of $35.0 million will expire between 2012 and 2031. Of the aggregate foreign net operating loss carryforwards totaling $35.0 million, $11.5 million will expire at various dates up to 2031 and $23.5 million may be carried forward indefinitely.
During the fourth quarter of 2010, our U.S. parent company borrowed funds from certain foreign subsidiaries. These loans were treated as permanent repatriations of unremitted earnings during the fourth quarter of 2010. Our

2010 provision included a $5.1 million charge to record the U.S. tax liability associated with these earnings. During the fourth quarter of 2011, these funds were permanently repatriated to the U.S. as dividends.
Also during the fourth quarter of 2011, we distributed additional funds to the U.S. These distributions were treated as repatriations of unremitted earnings during the fourth quarter of 2011. Our 2011 provision includes an additional $4.0 million charge to record the U.S. tax liability associated with these earnings. Some of these distributions were loans of funds to the U.S. from our subsidiaries which at this time we expect to repay in future periods.
Any amount of earnings in excess of the amounts described above were either already invested in the foreign operations or needed as working capital. The remaining unremitted earnings of our foreign subsidiaries will continue to be permanently reinvested in their operations, and no additional deferred taxes have been recorded. The actual U.S. tax cost of any future repatriation of foreign earnings would depend on income tax law and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation. As of December 31, 2011, approximately $109.2 million of earnings attributable to foreign subsidiaries were considered to be permanently invested in those operations. There were no taxable distributions of foreign dividends in 2010 or 2009.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In millions)
Balance at December 31, 2008	$10.5
Additions:
Tax positions of prior years	4.4
Reductions:
Tax positions of prior years	(0.6)
Settlements with tax authorities	(0.2)
Lapse of statute of limitations	(0.3)
Balance at December 31, 2009	$13.8
Additions:
Tax positions of current years	0.3
Tax positions of prior years	1.3
Reductions:
Settlements with taxing authorities	(0.2)
Lapse of statute of limitations	(0.3)
Balance at December 31, 2010	$14.9
Additions:
Tax positions of current year	0.3
Tax positions of prior years	0.1
Reductions:
Settlements with taxing authorities	—
Lapse of statute of limitations	(0.2)
Balance at December 31, 2011	$15.1
The total amount of unrecognized tax benefits as of December 31, 2011 was $15.1 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our consolidated financial statements, $4.6 million would ultimately affect income tax expense and our related effective tax rate. The other $10.5 million of unrecognized tax benefit would reduce income tax expense, but would be offset by an increase in valuation allowance against deferred tax assets.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. During the years ended December 31, 2011, 2010, and 2009, we recognized approximately $(0.2) million benefit, $0.5 million expense, and $0.5 million expense, respectively, in interest and penalties. We had approximately $2.5 million, $2.6 million and $2.2 million accrued, excluding the tax benefit of deductible interest, for the payment of interest and penalties at December 31, 2011, 2010 and 2009, respectively. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
It is reasonably possible that our unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.
Our federal income tax returns for 2004 through 2010 remain subject to examination by the Internal Revenue Service (IRS). The IRS completed its field examination of our U.S. federal income tax returns for the years 2006 through 2008 in the second quarter of 2010. The IRS completed its field examination for the 2009 tax year in the fourth quarter of 2011. We have protested certain IRS positions in both audit cycles and the matters are currently pending in the IRS appeals process. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and city tax jurisdictions for years before 2005. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

Note 11 -	Debt
On March 30, 2006, we entered into a credit agreement (the Credit Agreement) with a group of banks that were party to our prior credit agreement, extending the expiration date from December 15, 2006 to March 29, 2011. An amendment to the Credit Agreement entered into on July 24, 2007 included an extension of the expiration date to March 29, 2012.
The Credit Agreement was amended on June 3, 2009 when we entered into a Third Amendment to the Credit Agreement (the Third Amendment) to provide a more consistent amount of availability under the Credit Agreement, accomplished in part by changing the form of the credit facility such that the availability is now based on the value of certain assets and generally removing limitations to availability based on income levels. The Third Amendment also resulted in a reduction of the senior revolving credit facility to an amount up to $200 million (the Credit Facility), including a $75 million sub-limit for letters of credit, that we may use (i) to pay fees, commissions and expenses in connection with the Credit Facility and (ii) for ongoing working capital requirements, capital expenditures and other general corporate purposes. Pricing was also adjusted as the result of the Third Amendment.
On August 3, 2010, the Credit Agreement was amended and restated to add Imation Europe B.V. as a borrower (European Borrower), reduce the borrowing rate 50 basis points and extend the maturity one year. While the amendment did not change the Credit facility amount of $200 million, it provides for sub-limits of $150 million in the United States and $50 million in Europe.
Borrowings under the Credit Agreement as amended (collectively the Amended Credit Agreement) would have borne interest through December 31, 2009 at a rate equal to (i) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.00 percent or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 2.00 percent. On January 1, 2010, the applicable margins for the Eurodollar Rate and the Base Rate became subject to adjustments based on average daily availability (as defined in the Amended Credit Agreement), as set forth in the definition of “Applicable Rate” in the Amended Credit Agreement.
Our U.S. obligations under the Amended Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Amended Credit Agreement, and the Guarantors. Advances under the U.S. portion of the Credit Facility are limited to the lesser of (a) $150 million and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:

•	up to 85 percent of eligible accounts receivable; plus

•	up to the lesser of 65 percent of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory; plus

•	up to 60 percent of the appraised fair market value of eligible real estate (the Original Real Estate

Value), such Original Real Estate Value to be reduced each calendar month by 1/84th, provided, that the Original Real Estate Value shall not exceed $40 million; plus

•	such other classes of collateral as may be mutually agreed upon and at advance rates as may be determined by the Agent; minus

•	such reserves as the Agent may establish in good faith.
Our European obligations under the Credit Agreement are secured by a first priority lien on substantially all of the material personal property of the European Borrower. Advances under the European portion of the Credit Facility are limited to the lesser of (a) $50 million and (b) the “European borrowing base.” The European borrowing base calculation is fundamentally the same as the U.S. borrowing base, subject to certain differences to account for European law and other similar issues.
During the twelve months ended December 31, 2011 interest on borrowings under the Amended Credit Agreement would have been at a variable rate of interest of approximately 5.0 percent. However, we did not have borrowings under the Credit Agreement during 2011.
The Amended Credit Agreement contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of December 31, 2011. The Amended Credit Agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.20 to 1.00 during certain periods described in the Amended Credit Agreement. At December 31, 2011 the condition did not arise such that the Consolidated Fixed Charge Coverage Ratio was required as a covenant. As of December 31, 2011, our total availability under the Credit Facility was $127.6 million.
As of December 31, 2011, we had no other credit facilities available outside the United States.
As of December 31, 2011 we had outstanding standby letters of credit of $0.6 million. As of December 31, 2010, we had outstanding standby and import letters of credit of $3.4 million. When circumstances allow, we are using standardized payment terms and are no longer actively using trade letters of credit as payments to certain foreign suppliers, which has resulted in a decrease in our outstanding letters of credit as of December 31, 2011.
Our interest expense, which includes letter of credit fees, facility fees and commitment fees under the Credit Agreement, for 2011, 2010 and 2009 was $3.7 million, $4.2 million and $2.9 million, respectively. Interest expense also includes amortization of debt issuance costs which are being amortized through March 2013. Cash paid for interest for 2011, 2010 and 2009, relating to both continuing and discontinued operations, was $2.7 million, $2.7 million and $1.4 million, respectively.

Note 12 -	Fair Value Measurements
Fair Value of Financial Instruments
At December 31, 2011 and 2010, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable and derivative contracts. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. In addition, derivative instruments, assets held for sale and certain fixed assets are recorded at fair value as discussed below.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.
The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The aggregate carrying amount of intangible assets was $321.7 million and $320.4 million at December 31, 2011 and 2010, respectively. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. Based upon the testing performed in 2011 and 2010, no impairment of intangible assets was deemed to have occurred.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. As part of the Company's 2011 manufacturing redesign restructuring program, the Company recorded property, plant, and equipment impairments of $14.7 million in 2010 related to the Weatherford, Oklahoma facility. See Note 7 herein for further discussion of the previously announced restructuring initiatives.
During 2011 we acquired MXI Security and IronKey which resulted in goodwill of $21.9 million and $9.4 million, respectively. Also during 2011 we acquired Encryptx which resulted in goodwill of $1.6 million. In accordance with the accounting provisions for goodwill, goodwill related to the Encryptx acquisition was written-off as the carrying amount of our Americas-Commercial reporting unit, including Encryptx, significantly exceeded the implied fair value. This resulted in an impairment charge of $1.6 million, which was included in earnings in 2011. See Note 6 herein for further information regarding the assumptions used to assess this impairment.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The assets in our postretirement benefit plans are measured at fair value on a recurring basis (at least annually). See Note 9 herein for additional discussion concerning pension and postretirement benefit plans.
We revalue the contingent consideration obligation for acquisitions completed on a recurring basis each reporting period. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment of contingent consideration within our consolidated statements of income. These fair value measurements are based on significant inputs not observable in the market and therefore represent Level 3 measurements. The total of such contingent consideration obligations at December 31, 2011 was $10.5 million, related to our acquisitions of MXI Security and Encryptx in the amounts of $9.2 million and $1.3 million, respectively. Based on our analysis of fair value as of December 31, 2011, the value at acquisition of such contingent consideration obligations equaled the estimated fair value as of December 31, 2011 and no adjustments were required.
We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward, option contracts and option combination strategies to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration at inception from less than one to sixteen months. We do not hold or issue derivative financial instruments for speculative or trading purposes and we are not a party to leveraged derivatives.
As of December 31, 2011, we held derivative instruments that are required to be measured at fair value on a recurring basis. Our derivative instruments consist of foreign currency forwards, option contracts and option combination strategies. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2).
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
As of December 31, 2011 and 2010, cash flow hedges ranged in duration from one to 16 months and had a total notional amount of $208.2 million and $246.0 million, respectively. Hedge gains of $0.8 million in 2011, and hedge losses of $0.1 million, and $3.8 million in 2010 and 2009, respectively, were reclassified into the Consolidated Statements of Operations. The amount of net deferred gains on foreign currency cash flow hedges included in accumulated other comprehensive income (loss) in shareholders’ equity as of December 31, 2011 was $2.2 million, pre-tax, which depending on market factors is expected to reverse in the Consolidated Balance Sheets or be reclassified into operations in 2012.
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
As of December 31, 2011 and 2010, we had a notional amount of forward contracts of $32.9 million and $47.1 million, respectively, to hedge our recorded balance sheet exposures.
Our financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2011			December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Derivative assets
Foreign currency option contracts	$—	$2.3	$—	$—	$3.5	$—
Foreign currency forward contracts	—	1.1	—	—	—	—
Derivative liabilities
Foreign currency option contracts	—	(1.4)	—	—	(2.3)	—
Foreign currency forward contracts	—	—	—	—	—	—
Total	$—	$2.0	$—	$—	$1.2	$—
There were no transfers into or out of Level 1 or Level 2 during the year ended December 31, 2011.
The notional amounts and fair values of our derivative instruments in the Consolidated Financial Statements were as follows as of December 31, 2011:

		Fair Value
	Notional Amount	Other Current Assets	Other Current Liabilities
	(In millions)
Cash flow hedges designated as hedging instruments	$208.2	$3.4	$(1.4)
Other economic hedges not receiving hedge accounting	32.9	—	—
Total	$241.1	$3.4	$(1.4)
On December 31, 2011 we entered into certain economic hedges which do not meet the definition for hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of December 31, 2011, but do not have a value until the subsequent day.

The derivative gains and losses in the Consolidated Statements of Operations for the year ended December 31, 2011 were as follows:

	Pretax Gain/(Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain/(Loss) on Effective Portion of Derivative Reclassification from Accumulated Other Comprehensive Income to Cost of Goods Sold, Net	Pretax Gain/(Loss) Recognized in the Consolidated Statement of Operations in Other Expense, Net
	(In millions)
Cash flow hedges designated as hedging instruments	$1.9	$0.8	$—
Other economic hedges not receiving hedge accounting	—	—	(1.7)
Total	$1.9	$0.8	$(1.7)

Note 13 -	Shareholders' Equity
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
Treasury Stock
Our Board of Directors has authorized the repurchase of a total of 3.0 million shares. Since the inception of this authorization we have repurchased 1.8 million shares of common stock and as of December 31, 2011 we have remaining authorization to repurchase up to 1.2 million shares. We repurchased 1.1 million shares for $9.7 million during 2011. We did not repurchase any shares during 2010 or 2009. The treasury stock held as of December 31, 2011 was acquired at an average price of $23.97 per share.
Following is a summary of treasury share activity:

Treasury
Shares

Balance as of December 31, 2008	5,227,777
Purchases	—
Exercise of stock options	—
Restricted stock grants and other	(264,301)
401(k) matching contribution	(136,771)

Balance as of December 31, 2009	4,826,705
Purchases	—
Exercise of stock options	(1,000)
Restricted stock grants and other	(439,175)
401(k) matching contribution	(174,245)

Balance as of December 31, 2010	4,212,285
Purchases	1,099,219
Exercise of stock options	(45,429)
Restricted stock grants and other	(365,712)
401(k) matching contribution	(236,440)

Balance as of December 31, 2011	4,663,923
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

	December 31, 2011	December 31, 2010
	(In millions)
Cumulative currency translation adjustment	$(47.4)	$(47.4)
Pension adjustments, net of income tax	(26.8)	(14.2)
Cash flow hedging and other, net of income tax	1.6	0.9
Total accumulated other comprehensive loss	$(72.6)	$(60.7)
Comprehensive loss consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net loss	$(46.7)	$(158.5)	$(42.2)
Cumulative currency translation adjustment	—	3.0	4.5
Pension adjustments, net of income taxes	(12.6)	4.6	9.8
Cash flow hedging and other, net of income tax	0.7	0.6	1.8
Total comprehensive loss	$(58.6)	$(150.3)	$(26.1)

Note 14 -	Business Segment Information and Geographic Data
Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling generally all of our product lines.

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
Net revenue and operating income (loss) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net Revenue
Americas	$595.9	$712.9	$834.2
Europe	248.0	289.8	370.5
North Asia	307.2	315.2	306.9
South Asia	139.3	143.0	137.9
Total	$1,290.4	$1,460.9	$1,649.5
Operating Income (Loss)
Americas	$8.4	$36.8	$48.3
Europe	10.3	(0.6)	2.4
North Asia	12.5	14.9	15.3
South Asia	4.0	4.0	2.6
Corporate and unallocated	(68.3)	(124.8)	(130.3)
Total	$(33.1)	$(69.7)	$(61.7)
We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review at a segment specific level. Corporate and unallocated amounts above include non-cash goodwill impairment charges of $1.6 million and $23.5 million for the years ended December 31, 2011 and 2010, respectively, as well as restructuring and other costs of $21.5 million, $51.1 million and $26.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Corporate and unallocated amounts above include a litigation settlement charge of $2.0 million, $2.6 million and $49.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
We have three major product categories: traditional storage, secure and scalable storage, and audio and video information. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products include primarily DVDs, CDs and Blu-ray disc recordable media. Magnetic products include primarily data storage tape media. Other traditional storage products include primarily optical drives and audio and video tape media. Secure and scalable storage products include flash memory and hard disk drive products, including encrypted and biometric USB drives, encrypted and biometric hard disk drives, secure portable desktop solutions, and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability, and data protection and data archive appliances. Audio and video information products include primarily audio electronics such as portable CD players and iPod clock radios and accessories such as CD and DVD jewel cases and headphones.
Net revenue by product category was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Optical products	$511.9	$619.3	$738.0
Magnetic products	327.4	347.8	406.0
Other traditional storage	47.7	62.8	77.7
Total traditional storage	887.0	1,029.9	1,221.7
Secure and scalable storage	210.1	207.5	165.4
Audio and video information	193.3	223.5	262.4
Total	$1,290.4	$1,460.9	$1,649.5
The following tables present net revenue and long-lived assets by geographical region:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net Revenue
United States	$519.2	$633.1	$726.9
International	771.2	827.8	922.6
Total	$1,290.4	$1,460.9	$1,649.5

The United States and Japan each comprise more than 10 percent of our total net revenue. Net revenue from Japan was 17.6 percent, 16.0 percent and 13.9 percent of total net revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

	As of December 31,
	2011	2010	2009
	(In millions)
Long-Lived Assets
United States	$51.6	$62.4	$105.1
International	3.8	4.5	4.7
Total	$55.4	$66.9	$109.8

Note 15 -	Commitments and Contingencies
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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our electronics and accessories business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of December 31, 2011, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Consolidated Balance Sheet as of December 31, 2011 would not be material to our Consolidated Financial

Statements.
On June 14, 2011, Trek 2000 International Ltd and certain of its affiliates (“Trek”) filed a complaint asking the International Trade Commission (“ITC”) to commence an investigation against us and various others. Trek alleges that Imation and others unlawfully import and sell into the United States certain universal serial bus (“USB”) portable storage devices that allegedly infringe several of Trek's U.S. patents. Trek seeks to block the importation of the allegedly offending products into the United States. On August 15, 2011, we filed an answer to Trek's complaint, denying liability and asserting that Trek fails to meet certain requirements to bring its complaint to the ITC. This investigation is in the discovery phase. The hearing is scheduled for May 9-16, 2012; the initial determination is expected July 19, 2012; and the target date for the completion of this investigation is November 19, 2012. Although this proceeding is subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows.
On January 11, 2011, we signed a patent cross-license agreement with SanDisk to settle two patent cases filed by SanDisk in Federal District Court against our flash memory products, including USB drives and solid state disk (SSD) drives. Under the terms of the cross-license, we will pay SanDisk royalties on certain flash memory products that were previously not licensed. The specific terms of the cross-license are confidential. The cross-license agreement required us to make a one-time payment of $2.6 million in 2011, which was included in litigation settlement expense in the Consolidated Statements of Operations during 2010.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. In September 2011 we agreed to a settlement by which we agreed to pay ARC $2.0 million, which is included in litigation settlement expense in the Consolidated Statements of Operations during 2011.
A litigation settlement charge of $49.0 million was recorded in 2009. We entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53.0 million over a period of three years. Based on the present value of these settlement payments, we recorded a charge of $49.0 million in the second quarter of 2009. We made payments of $8.3 million, $8.2 million and $20.0 million in 2011, 2010 and 2009, respectively. Interest accretion of $1.2 million, $1.5 million and $0.8 million was recorded in 2011, 2010 and 2009, respectively. The interest accretion is included in the interest expense on our Consolidated Statements of Operations.
Operating Leases
We incur rent expense under operating leases, which primarily relate to equipment and office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of rent expense for the years ended December 31:

	2011	2010	2009
	(In millions)
Minimum lease payments	$8.7	$9.6	$10.3
Contingent rentals	4.5	7.2	18.0
Rental income	(3.1)	(2.9)	(2.8)
Sublease income	(0.8)	(0.5)	(0.3)
Total rental expense	$9.3	$13.4	$25.2

Minimum lease payments and contingent rental expenses incurred due to agreements with warehouse providers are included as a component of cost of goods sold in the Consolidated Statements of Operations. The minimum lease payments under such arrangements were $0.8 million, $2.0 million and $2.2 million in 2011, 2010 and 2009, respectively. The contingent rental expenses under such arrangements were $1.7 million, $3.6 million and $5.8 million in 2011, 2010 and 2009, respectively.

The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Minimum lease payments	$7.8	$6.3	$2.4	$1.0	$0.3	$0.1	$17.9

Minimum payments have not been reduced by minimum sublease rentals of approximately $1.1 million due in the future under non-cancelable lease agreements.
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2011, we had environmental-related accruals totaling $0.5 million recorded in other liabilities and we have minor remedial activities underway at one of our prior manufacturing facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remediation actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.

Note 16 -	Related Party Transactions
As a result of the TDK Recording Media business acquisition, TDK became our largest shareholder and owned approximately 20 percent of our shares as of December 31, 2011 and 2010. In connection with the acquisition we entered into a Supply Agreement and a Transition Services Agreement with TDK. Under the Transition Services Agreement, TDK provided certain services to assist in the transfer of the TDK Recording Media business to Imation.
In 2011, 2010 and 2009 we purchased products and services in the aggregate amounts of approximately $50 million, $28 million and $64 million, respectively, from TDK or its affiliates. We did not sell products nor provide services to TDK or its affiliates in 2011, 2010 or 2009. Fees under the Transition Services Agreement were approximately $3 million in 2009. These transition services were completed in July 2009. Trade payables to TDK or its affiliates were $9.8 million and $6.2 million at December 31, 2011 and 2010, respectively. No trade receivables from TDK or its affiliates were outstanding as of December 31, 2011 or December 31, 2010.
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

Note 17 -	Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)
	(In millions, except per share amounts)
2010
Net revenue	$365.8	$354.4	$342.3	$398.4	$1,460.9
Gross profit	61.7	58.5	55.6	50.6	226.4
Operating (loss) income	0.2	(23.8)	(2.3)	(43.8)	(69.7)
(Loss) income from continuing operations	(2.5)	(15.7)	(2.3)	(137.8)	(158.3)
Discontinued operations	(0.1)	—	(0.1)	—	(0.2)
Net (loss) income	(2.6)	(15.7)	(2.4)	(137.8)	(158.5)
(Loss) earnings per common share, continuing operations:
Basic	$(0.07)	$(0.42)	$(0.06)	$(3.63)	$(4.19)
Diluted	(0.07)	(0.42)	(0.06)	(3.63)	(4.19)
Earnings (loss) per common share, discontinued operations:
Basic	$—	$—	$—	$—	$(0.01)
Diluted	—	—	—	—	(0.01)
(Loss) earnings per common share, net income:
Basic	$(0.07)	$(0.42)	$(0.06)	$(3.63)	$(4.19)
Diluted	(0.07)	(0.42)	(0.06)	(3.63)	(4.19)
2011
Net revenue	$316.5	$323.0	$308.6	$342.3	$1,290.4
Gross profit	54.0	54.0	57.2	51.5	216.7
Operating (loss) income	(3.4)	(9.3)	(8.3)	(12.1)	(33.1)
Loss from continuing operations	(7.2)	(12.5)	(14.1)	(12.9)	(46.7)
Discontinued operations	—	—	—	—	—
Net loss	(7.2)	(12.5)	(14.1)	(12.9)	(46.7)
(Loss) earnings per common share, continuing operations:
Basic	$(0.19)	$(0.33)	$(0.38)	$(0.34)	$(1.24)
Diluted	(0.19)	(0.33)	(0.38)	(0.34)	(1.24)
Earnings (loss) per common share, discontinued operations:
Basic	$—	$—	$—	$—	$—
Diluted	—	—	—	—	—
(Loss) earnings per common share, net income:
Basic	$(0.19)	$(0.33)	$(0.38)	$(0.34)	$(1.24)
Diluted	(0.19)	(0.33)	(0.38)	(0.34)	(1.24)
_______________________________________

(1)	The sum of the quarterly earnings per share may not equal the annual earnings per share due to changes in average shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Controls. During the quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, Imation’s internal control over financial reporting was effective, based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.

Item 9B.	Other Information.
None.

PART III
Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2012.

Item 10.	Directors, Executive Officers and Corporate Governance.
Board of Directors
Information regarding our Board of Directors as of February 28, 2012 is set forth below:
David P. Berg, President, International Outback Steak (a chain of Australian themed steakhouse restaurants owned by OSI Restaurant Partners, LLC).
Charles A. Haggerty, Chief Executive Officer, Le Conte Associates, LLC (a consulting and investment company) and former Chairman, President and Chief Executive Officer, Western Digital Corporation (a hard disk maker).
Ronald T. LeMay, Chief Executive Officer, MachineryLink, Inc. (a farm equipment leasing company), Chairman of AirCell Corporation, now known as Gogo (a designer, manufacturer and marketer of airborne telecommunication systems) and Chairman, October Capital and Razorback Capital (private investment companies). Mr. LeMay will be retiring from our Board on May 2, 2012.
Mark E. Lucas, President and Chief Executive Officer, Imation. See Executive Officers of the Registrant in Item 1. Business herein for further information.

L. White Matthews, III, retired Executive Vice President and Chief Financial Officer, Ecolab Inc. (a developer and marketer of cleaning and sanitizing products and services), former Chief Financial Officer and Executive Vice President, Union Pacific Corporation (a company involved in rail/truck transportation and oil/gas exploration and production) and Non-Executive Chairman of our Board.
Trudy A. Rautio, Executive Vice President, Chief Financial Officer and Chief Administrative Officer, Carlson Companies, Inc., (a global hospitality and travel company).
Glen A. Taylor, Chairman, Taylor Corporation (a holding company in the specialty printing and marketing areas) and Owner, Minnesota Timberwolves (NBA) and Minnesota Lynx (WNBA).
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
The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners” and “Information Concerning Solicitation and Voting - Security Ownership of Management” are incorporated by reference into this Form 10-K.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2011, including the 2011 Stock Incentive Plan, 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 1996 Directors Stock Compensation Program. As of December 31, 2011, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan, 2008 Stock Incentive Plan and 2011 Stock Incentive Plan, and options, restricted stock and restricted stock units had been granted to directors under the 2005 Stock Incentive Plan and 1996 Directors Stock Compensation Program. Our shareholders have approved all of the compensation plans listed below.

			Number of Securities
			Remaining Available for
			Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options,	Securities Reflected
Equity Compensation Plans Approved by Shareholders	Warrants and Rights	Warrants and Rights	in the First Column)
2011 Stock Incentive Plan	308,741 (1)	$8.49	3,799,009
2008 Stock Incentive Plan	2,931,335 (1)	$10.59	— (2)
2005 Stock Incentive Plan	1,560,326 (1)	$32.20	— (2)
2000 Stock Incentive Plan	722,584	$32.41	— (2)
1996 Directors Stock Compensation Program	156,593	$35.23	— (2)
Total	5,679,579	$19.87	3,799,009
(1) This number does not include restricted stock of 374,435 shares under our 2011 Stock Incentive Plan, 415,061 shares under our 2008 Stock Incentive Plan and 5,550 shares under our 2005 Stock Incentive Plan.
(2) No additional awards may be granted under our 2008 Stock Incentive Plan, 2005 Stock Incentive Plan, 2000 Stock Incentive Plan or 1996 Directors Stock Compensation Program.

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

2.5	Purchase Agreement, dated October 5, 2011, by and between Imation Corp. and FF Realty LLC.
2.6	First Amendment to Purchase Agreement, dated January 5, 2012, by and between Imation Corp. and FF Realty LLC.
2.7	Second Amendment to Purchase Agreement, dated January 31, 2012, by and between Imation Corp. and FF Realty LLC.
2.8	Third Amendment to Purchase Agreement, dated February 10, 2012, by and between Imation Corp. and FF Realty LLC.
3.1	Restated Certificate of Incorporation of Imation Corp. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of Imation Corp., effective May 5, 2010 (incorporated by reference to Exhibit 3.1 to Imation’s Form 8-K Current Report filed on May 7, 2010)
4.1
Rights Agreement between Imation Corp., and The Bank of New York, as Rights Agent, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

4.2	First Amendment to Rights Agreement, dated as of July 30, 2007 (incorporated by reference to Exhibit 4.3 to Imation’s Registration Statement on Form 8-A/A filed on August 1, 2007)
4.3	Second Amendment to Rights Agreement, dated as of November 12, 2010 (incorporated by reference to Exhibit 4.4 to Imation’s Registration Statement on Form 8-A filed on November 12, 2010)
4.4
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

Number	Description of Exhibit

10.8
First Amendment, dated as of June 28, 2011, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.3 to Imation's Form 10-Q for the quarter ended June 30, 2011)

10.9*	Form of Indemnity Agreement between Imation Corp. and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.10*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)
10.11*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.12*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.13*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.14*
Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8- K Current Report filed on February 13, 2006)

10.15*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.16*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.17*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.18*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.19*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.20*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.21*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.22*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.23*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.24*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.25*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.26*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.27*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.28*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.29*
Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.30*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.31*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)

Number	Description of Exhibit

10.32*
Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.33*
Form of 2005 Stock Incentive Plan Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.34*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.35*
Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.36*	Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.37*	Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.38*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.39*	Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.40*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.41*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.42*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.43*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.44*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.45*	Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.46*	Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.47*	Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.48*	Imation Corp. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to Imation’s Form S-8 Registration Statement, File No. 333-173903, filed on May 4, 2011)
10.49*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.50*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.51*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.52*	Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.53*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.54*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)

Number	Description of Exhibit

10.55*	Description of 2010 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 9, 2009)
10.56*	Description of 2011 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 10, 2010)
10.57*	Description of 2012 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 4, 2011)
10.58*	Director Compensation Program Effective May 4, 2005 (as amended on May 4, 2011) (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended June 30, 2011)
10.59*	Form of Amended and Restated Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 6, 2010)
10.60*	Amended and Restated Severance Agreement of John P. Breedlove, effective June 20, 2011 (incorporated by reference to Imation's Form 10-Q for the quarter ended June 30, 2011)
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Consolidated Statements of Shareholders' Equity and Comprehensive Income or the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and Notes to Consolidated Financial Statements**

_______________________________________
*    Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
**    Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imation Corp.

By:	/s/ MARK E. LUCAS
Mark E. Lucas
President and Chief Executive Officer
Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. LUCAS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
Mark E. Lucas

/s/ PAUL R. ZELLER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
Paul R. Zeller

/s/ SCOTT J. ROBINSON	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
Scott J. Robinson

*	Director	February 28, 2012
David P. Berg

*	Director	February 28, 2012
Charles A. Haggerty

*	Director	February 28, 2012
Ronald T. LeMay

*	Director	February 28, 2012
L. White Matthews, III

*	Director	February 28, 2012
Trudy A. Rautio

*	Director	February 28, 2012
Glen A. Taylor

*	Director	February 28, 2012
Daryl J. White

*By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.5	Purchase Agreement, dated October 5, 2011, by and between Imation Corp. and FF Realty LLC.
2.6	First Amendment to Purchase Agreement, dated January 5, 2012, by and between Imation Corp. and FF Realty LLC.
2.7	Second Amendment to Purchase Agreement, dated January 31, 2012, by and between Imation Corp. and FF Realty LLC.
2.8	Third Amendment to Purchase Agreement, dated February 10, 2012, by and between Imation Corp. and FF Realty LLC.
21.1	Subsidiaries of Imation Corp
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Consolidated Statements of Shareholders' Equity and Comprehensive Income or the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and Notes to Consolidated Financial Statements**