Form 10-Q
period 2012-03-31
IMATION CORP
filed 2012-05-03
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,533,248 shares of Common Stock, par value $0.01 per share, were outstanding April 27, 2012.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net revenue	$281.7	$316.5
Cost of goods sold	225.6	262.5
Gross profit	56.1	54.0
Operating expenses:
Selling, general and administrative	57.3	50.2
Research and development	6.4	4.7
Goodwill impairment	—	1.6
Restructuring and other	1.3	0.9
Total	65.0	57.4
Operating loss	(8.9)	(3.4)
Other (income) and expense:
Interest income	(0.1)	(0.2)
Interest expense	0.9	0.9
Other, net	1.5	1.4
Total	2.3	2.1
Loss before income taxes	(11.2)	(5.5)
Income tax provision	1.0	1.7
Net loss	$(12.2)	$(7.2)

(Loss) earnings per common share — basic:	(0.33)	(0.19)
(Loss) earnings per common share — diluted:	(0.33)	(0.19)

Weighted average shares outstanding — basic:	37.5	38.0
Weighted average shares outstanding — diluted:	37.5	38.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(12.2)	$(7.2)

Other comprehensive income:
Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense (benefit)
of $0.7 million and ($0.1) million, for the three months ended March 31, 2012 and
and 2011, respectively	0.5	(0.7)
Reclassification adjustment for net realized losses included in net loss, net of tax
benefit of $0.2 million for the three months ended March 31, 2012	0.4	—
Total net unrealized gains (losses) on derivative financial instruments	0.9	(0.7)

Net pension adjustments:
Reclassification of adjustments for defined benefit plans recorded to net loss, net of tax benefit of $0.1 million and $0.1 million for the three months ended March 31, 2012 and
2011, respectively	0.2	0.1

Unrealized foreign currency translation gains	0.6	5.6

Total other comprehensive income	1.7	5.0

Comprehensive loss	$(10.5)	$(2.2)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$216.2	$223.1
Accounts receivable, net	197.7	234.9
Inventories	195.9	208.8
Other current assets	52.6	49.7
Total current assets	662.4	716.5
Property, plant and equipment, net	54.8	55.4
Intangible assets, net	314.9	321.7
Goodwill	31.3	31.3
Other assets	27.1	24.4
Total assets	$1,090.5	$1,149.3
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$164.3	$205.2
Other current liabilities	140.5	151.2
Total current liabilities	304.8	356.4
Other liabilities	68.9	69.2
Total liabilities	373.7	425.6
Commitments and contingencies (Note 14)
Shareholders’ equity	716.8	723.7
Total liabilities and shareholders’ equity	$1,090.5	$1,149.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(12.2)	$(7.2)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2.1	2.9
Amortization	7.2	6.0
Stock-based compensation	1.9	1.8
Deferred income taxes, net of valuation allowance	(0.7)	(0.2)
Goodwill impairment	—	1.6
Inventory write-offs	—	1.2
Other	(2.1)	1.6
Changes in operating assets and liabilities:
Litigation settlement payments	(2.0)	(2.6)
Accounts receivable	36.0	37.1
Inventories	13.4	(11.9)
Other assets	1.8	(4.0)
Accounts payable	(39.8)	(14.7)
Accrued payroll and other liabilities	(11.5)	(41.7)
Restricted cash	(0.1)	11.0
Net cash used in operating activities	(6.0)	(19.1)
Cash Flows from Investing Activities:
Capital expenditures	(2.0)	(2.6)
Contingent payment related to acquisition	(0.7)	—
Proceeds from sale of assets	1.4	—
Acquisitions	—	(1.0)
Net cash used in investing activities	(1.3)	(3.6)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(2.2)
Exercise of stock options	—	0.5
Net cash used in financing activities	—	(1.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	5.0
Net change in cash and cash equivalents	(6.9)	(19.4)
Cash and cash equivalents — beginning of period	223.1	304.9
Cash and cash equivalents — end of period	$216.2	$285.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The interim Condensed Consolidated Financial Statements of Imation Corp. (Imation, the Company, we, us or our) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Condensed Consolidated Financial Statements and Notes are presented in accordance with the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.
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
The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 — Recently Issued or Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for Imation for annual and interim goodwill impairment tests performed beginning January 1, 2012 and will not have a material impact on our financial position and results of operations.
In June 2011, the FASB issued amended guidance to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB amended this guidance to indefinitely defer provisions which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance was effective for Imation for our first quarter ended March 31, 2012 and only changes the presentation of our Condensed Consolidated Financial Statements with the addition of the Condensed Consolidated Statements of Comprehensive Loss.
In May 2011, the FASB issued amended disclosure requirements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance was effective for Imation for our first quarter ended March 31, 2012 and did not have a material impact on our financial position and results of operations.
A variety of proposed potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our Condensed Consolidated Financial Statements.

Note 3 — (Loss) Earnings per Common Share
Basic (loss) earnings per common share is calculated using the weighted average number of shares outstanding for the period. Diluted (loss) earnings per common share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Unvested restricted stock and treasury shares are excluded from the calculation of weighted average number of common shares outstanding because they do not participate in dividends. Once restricted stock vests, it is included in our common shares outstanding.
Potential common shares are excluded from the computation of diluted (loss) earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common shareholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company's common stock for the period.
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2012	2011
Numerator:
Net loss	$(12.2)	$(7.2)
Denominator:
Weighted average number of common shares outstanding during the period	37.5	38.0
Dilutive effect of stock-based compensation plans	—	—
Weighted average number of diluted shares outstanding during the period	37.5	38.0

(Loss) earnings per common share — basic	(0.33)	(0.19)
(Loss) earnings per common share — diluted	(0.33)	(0.19)
Anti-dilutive options excluded from calculation	5.9	4.1

Note 4 — Acquisitions

On June 4, 2011, we acquired the assets of MXI Security, a leader in high-security and privacy technologies, from Memory Experts International Inc. (MXI Security). The purchase price included future contingent consideration with an estimated fair value of $9.2 million at the time of the acquisition. We revalue this contingent consideration each reporting period. Based on our analysis of fair value as of March 31, 2012, the value of such contingent consideration obligation equaled the estimated fair value as of the acquisition date and no adjustments were required. We valued the contingent consideration using a 16.5 percent discount rate. With the passage of time the fair value increases the closer expected payments become. This impact was offset by a reduction in probabilities related to the payments.

On February 28, 2011 we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx). The purchase price included future contingent consideration with an estimated fair value of $1.3 million at the time of the acquisition. During the three months ended March 31, 2012, we paid $0.7 million of the consideration. We revalue the remaining contingent consideration each reporting period. Based on our analysis of fair value as of March 31, 2012, the fair value of the remaining consideration is unchanged.

Any future adjustments of the fair values of contingent consideration obligations related to these acquisitions will be recorded in operating income. See Note 11 - Fair Value Measurements herein for further information.

Note 5 — Supplemental Balance Sheet Information

	March 31,	December 31,
(In millions)	2012	2011

Accounts Receivable
Accounts receivable	$216.0	$253.3
Less reserves and allowances*	(18.3)	(18.4)
Accounts receivable, net	$197.7	$234.9
Inventories
Finished goods	$176.9	$186.7
Work in process	10.5	13.5
Raw materials and supplies	8.5	8.6
Total inventories	$195.9	$208.8
Other Current Assets
Deferred income taxes	$6.6	$6.1
Prepaid expenses	6.5	6.1
Hedging asset	4.9	4.4
Assets held for sale	2.5	3.3
Restricted cash	2.3	2.2
Other	29.8	27.6
Total other current assets	$52.6	$49.7
Property, Plant and Equipment
Property, plant and equipment	$219.0	$241.4
Less accumulated depreciation	(164.2)	(186.0)
Property, plant and equipment, net	$54.8	$55.4
Other Assets
Deferred income taxes	$18.0	$15.8
Other	9.1	8.6
Total other assets	$27.1	$24.4
Other Current Liabilities
Rebates	$40.9	$45.2
Levies	22.3	19.7
Litigation settlement — current	16.2	18.0
Accrued payroll	10.4	13.2
Accrued royalties	7.0	10.7
Employee separation costs	4.2	5.9
Hedging liability	0.3	1.6
Other	39.2	36.9
Total other current liabilities	$140.5	$151.2
Other Liabilities
Pension	$27.5	$29.3
Deferred income taxes	2.4	0.1
Other	39.0	39.8
Total other liabilities	$68.9	$69.2

*	Accounts receivable reserves and allowances include estimated amounts for customer returns, discounted terms and the inability of certain customers to make the required payment.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
March 31, 2012
Gross carrying amount	$347.2	$57.8	$61.3	$13.9	$480.2
Accumulated amortization	(61.1)	(51.4)	(47.7)	(5.1)	(165.3)
Intangible assets, net	$286.1	$6.4	$13.6	$8.8	$314.9
December 31, 2011
Gross carrying amount	$347.1	$57.9	$61.5	$13.9	$480.4
Accumulated amortization	(57.5)	(51.1)	(45.5)	(4.6)	(158.7)
Intangible assets, net	$289.6	$6.8	$16.0	$9.3	$321.7
Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Amortization expense	$7.2	$6.0
Goodwill
During the three months ended March 31, 2011, we acquired substantially all of the assets of Encryptx which resulted in goodwill of $1.6 million. The goodwill was allocated to our existing Americas-Commercial reporting unit. At March 31, 2011, the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed at March 31, 2011, we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. As a result, a $1.6 million goodwill impairment charge was recorded during the three months ended March 31, 2011 in the Condensed Consolidated Statements of Operations.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Restructuring
Severance and related	$0.4	$0.6
Lease termination costs	—	0.2
Other	0.9	0.1
Gain on sale of fixed assets held for sale	(0.7)	—
Total restructuring	$0.6	$0.9
Other
Demolition and site clean-up costs	0.3	—
Acquisition and integration related costs	0.4	—
Total	$1.3	$0.9
2011 Manufacturing Redesign Restructuring Program
On January 13, 2011 the Board of Directors approved the 2011 manufacturing redesign restructuring program of up to $55 million to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK Corporation to jointly develop and manufacture magnetic tape technologies. Under the agreement, we are collaborating on the research and development of future tape formats in both companies' research centers in the United States and Japan and we consolidated tape coating operations to the TDK Yamanashi manufacturing facility. This program originally included a total estimated cost of approximately $50 million in restructuring and other charges, consisting of severance and related costs of approximately $3 million, asset impairments of approximately $31 million primarily related to the Weatherford facility, inventory write-offs of approximately $14 million and other charges of approximately $2 million. This program is substantially complete.
During the three months ended March 31, 2012 we recorded a gain on the sale of assets from the Weatherford facility of $0.7 million and $0.6 million of other charges. These costs were included in restructuring and other on our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $21.7 million of inventory write-offs, $31.2 million of asset impairment charges, $0.7 million of gain on the sale of assets, $3.2 million of severance and related expenses, $0.3 million for lease termination and modification costs, $0.9 million of site clean-up costs and $0.6 million of other charges. Inventory write-offs are included in cost of goods sold in our Condensed Consolidated Statements of Operations.
Changes in the 2011 manufacturing redesign restructuring program accruals were as follows:

(In millions)	Severance and Related	Other	Total
Accrued balance at December 31, 2011	$0.2	$—	$0.2
Charges	—	(0.1)	(0.1)
Usage	—	0.1	0.1
Accrued balance at March 31, 2012	$0.2	$—	$0.2
2011 Corporate Strategy Restructuring Program
On January 31, 2011 the Board of Directors approved the 2011 corporate strategy restructuring program to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program include charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with our announced strategy. This program originally included total estimated costs of approximately $35 million in restructuring and other charges, consisting of severance and related expenses of approximately $14 million, charges associated with certain benefit plans of approximately $11 million, lease termination expenses of approximately $5 million and other charges of approximately $5 million.
 During the three months ended March 31, 2012 we recorded a restructuring charge of $0.7 million as part of this program, which included $0.4 million for severance and related expenses and $0.3 million of other costs. These costs were included in restructuring and other on our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $10.8 million of severance and related expenses, $3.0 million of lease termination and modification costs, $1.6 million of inventory write-offs, $0.3 million related to a pension curtailment charge and $0.5 million of other charges. Inventory write-offs are included in cost of goods sold in our Condensed Consolidated Statements of Operations.
Changes in the 2011 corporate strategy restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2011	$4.6	$0.6	$—	$5.2
Charges	0.4	—	0.3	0.7
Usage	(1.8)	—	(0.3)	(2.1)
Currency impacts	0.1	—	—	0.1
Accrued balance at March 31, 2012	$3.3	$0.6	$—	$3.9
Other
We recorded acquisition and integration related costs as a result of our acquisition activities of $0.4 million during the three months ended March 31, 2012. We also recorded charges related to the demolition and site clean-up of our Camarillo, California facility of $0.3 million. All of these costs were recorded in restructuring and other expense in the Condensed Consolidated Statements of Operations.

Note 8 — Stock-Based Compensation
Stock compensation expense consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Stock compensation expense	$1.9	$1.8
We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans) consisting of stock options and restricted stock. As of March 31, 2012 there were 3,707,896 shares available for grant under our 2011 Stock Incentive Plan. No further shares were available for grant under any other Stock Plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2011	5,679,579	$19.87
Granted	89,832	6.19
Exercised	—	—
Cancelled	(162,406)	25.39
Forfeited	(47,831)	10.20
Outstanding March 31, 2012	5,559,174	$19.51
Exercisable as of March 31, 2012	3,223,507	$26.25
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
The weighted average grant date fair value of options that were granted for the three months ended March 31, 2012 was $2.71. The following table summarizes our weighted average assumptions used in the valuation of options:

2012
Volatility	45.9%
Risk-free interest rate	1.1%
Expected life (months)	70
Dividend yield	—%
As of March 31, 2012 there was $6.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.1 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2011	795,046	$10.02
Granted	7,110	6.13
Vested	(2,967)	12.08
Forfeited	(17,847)	10.52
Nonvested as of March 31, 2012	781,342	$9.96
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
As of March 31, 2012 there was $4.8 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.1 years.

Note 9 — Retirement Plans
Pension Plans
During the three months ended March 31, 2012 we contributed $1.5 million to our worldwide pension plans. We presently anticipate contributing approximately $6 million to $9 million to fund our worldwide pension plans during the remainder of 2012.
Components of net periodic pension cost included the following:

	United States		International
	Three Months Ended March 31,
(In millions)	2012	2011	2012	2011
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.8	1.1	—	0.7
Expected return on plan assets	(1.5)	(1.5)	—	(0.8)
Amortization of net actuarial loss	0.3	0.1	0.1	0.1
Amortization of prior service (credit) cost	—	—	—	(0.1)
Total pension costs (credits)	$(0.4)	$(0.3)	$0.2	$—

Note 10 — Income Taxes
We are subject to income tax in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the three months ended March 31, 2012 we recorded an income tax provision of $1.0 million. The income tax provision (benefit) is based on the estimated annual effective tax rate for the year applied to “ordinary” income (loss). Ordinary income (loss) is pre-tax income (loss) excluding unusual or infrequently occurring discrete items. The overall estimated annual effective tax rate calculation excludes jurisdictions reporting losses for which no tax benefit is expected to be recognized during the year. A separate estimated annual effective tax rate was calculated for the jurisdictions reporting losses for which no tax benefit can be recognized. The effective income tax rate for the three months ended March 31, 2012 was (8.9) percent, compared with (30.9) percent in the same period last year. The effective rate changes were primarily due to the full valuation allowance on U.S. deferred tax assets and the mix of taxable income (loss) by country.
The effective income tax rate for the three months ended March 31, 2012 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded unrecognized tax benefits during the three months ended March 31, 2012. Our liability related to uncertain tax positions, which includes interest and penalties, was $17.5 million and $17.6 million as of March 31, 2012 and December 31, 2011, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months.
Taxes collected from customers that were included in revenue for the three months ended March 31, 2012 and 2011 were $4.0 million and $5.0 million, respectively.

Note 11 — Fair Value Measurements
Derivative Financial Instruments
Cash Flow Hedges
We attempt to substantially mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in the currency exchange rates through the use of option, forward and combination option contracts. Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive loss with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive loss are reclassified into the Condensed Consolidated Statements of Operations in the same line as the item being hedged. The following table sets forth our cash flow hedges which are measured at fair value on a recurring basis.

	March 31, 2012			December 31, 2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets
Foreign currency option contracts	$—	$3.7	$—	$—	$2.3	$—
Foreign currency forward contracts	—	0.5	—	—	1.1	—
Derivative liabilities
Foreign currency option contracts	—	(0.3)	—	—	(1.4)	—
Total	$—	$3.9	$—	$—	$2.0	$—
Other Hedges
We use foreign currency forward contracts to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets and changes in their value are recognized in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2012 and 2011, we recorded foreign currency losses of $1.0 million and $0.9 million, respectively, in Other Expenses, net in the Condensed Consolidated Statements of Operations. These losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $0.4 million and $0.2 million from the related foreign currency forward contracts for the three months ended March 31, 2012 and 2011, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Financial Statements were as follows:

	March 31, 2012			December 31, 2011
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$161.6	$4.2	$(0.3)	$208.2	$3.4	$(1.4)
Other hedges not receiving hedge accounting	34.8	—	—	32.9	—	—
Total	$196.4	$4.2	$(0.3)	$241.1	$3.4	$(1.4)
On March 31, 2012 we entered into certain hedges not receiving hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of March 31, 2012, but do not have a value until the subsequent day.
Contingent Consideration

Contingent consideration recorded for earn-out payments related to our acquisitions is recorded at fair value and remeasured on a recurring basis. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment within our Condensed Consolidated Statements of Operations. These fair value measurements are based on significant inputs not observable in the market and therefore represent Level 3 measurements.

As of March 31, 2012, the total of such contingent consideration obligations was $9.8 million, which includes $9.2 related to our acquisition of the assets of MXI Security and $0.6 million related to our acquisition of the assets of Encryptx. Based on our analysis of the fair value as of March 31, 2012, the value at acquisition of such contingent consideration obligations equaled the estimated fair value as of December 31, 2011. We valued the contingent consideration using a 16.5 percent discount rate. With the passage of time the fair value increases the closer expected payments become. This impact was offset by a reduction in probabilities related to the payments.

Note 12 — Shareholders' Equity
Treasury Stock
On January 28, 2008, our Board of Directors authorized the repurchase of a total of 3.0 million shares of common stock. Since the inception of this authorization we have repurchased 1.8 million shares and as of March 31, 2012 we had remaining authorization to repurchase up to 1.2 million shares. On May, 2, 2012 our Board of Directors authorized a share repurchase program of 5 million shares of common stock. The Company's previous authorization was canceled with the new authorization.
The treasury stock held as of March 31, 2012 was acquired at an average price of $24.91 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2011	4,663,923
Purchases	—
Exercise of stock options	—
Restricted stock grants and other	8,602
401(k) matching contribution	(251,321)
Balance as of March 31, 2012	4,421,204
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
(In millions)	2012	2011
Cumulative currency translation adjustment	$(46.8)	$(47.4)
Pension adjustments, net of income tax	(26.6)	(26.8)
Cash flow hedging and other, net of income tax	2.5	1.6
Total accumulated other comprehensive loss	$(70.9)	$(72.6)

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
Net revenue and operating income (loss) by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net Revenue
Americas	$125.8	$143.1
Europe	58.4	62.3
North Asia	68.3	74.2
South Asia	29.2	36.9
Total	$281.7	$316.5

	Three Months Ended
	March 31,
(In millions)	2012	2011
Operating Income (Loss)
Americas	$—	$2.0
Europe	(0.7)	0.9
North Asia	1.7	3.3
South Asia	0.9	0.4
Corporate and unallocated	(10.8)	(10.0)
Total	$(8.9)	$(3.4)

Corporate and unallocated amounts above for the three months ended March 31, 2012 include restructuring and other expense of $1.3 million.
Corporate and unallocated amounts above for the three months ended March 31, 2011 include goodwill impairment of $1.6 million, inventory write-offs related to our restructuring programs of $1.2 million, and restructuring and other expense of $0.9 million.
We have three major product categories: traditional storage, secure and scalable storage, and audio and video information. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products include primarily DVDs, CDs and Blu-ray disc recordable media. Magnetic products include primarily data storage tape media. Other traditional storage products include primarily optical drives and audio and video tape media. Secure and scalable storage products include flash memory and hard disk drive products, including encrypted and biometric universal serial bus (USB) drives, encrypted and biometric hard disk drives, secure portable desktop solutions, and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability, RDX cartridges and drives, and data protection and data archive appliances. Audio and video information products include primarily audio electronics such as portable stereo systems, iPod docking stations and accessories, and other accessories such as CD and DVD jewel cases and headphones.
Net revenue by major product category was as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net Revenue
Traditional storage
Optical products	$111.0	$127.7
Magnetic products	77.4	82.5
Other traditional storage	4.6	12.6
Total traditional storage	193.0	222.8
Secure and scalable storage	52.8	52.7
Audio and video information	35.9	41.0
Total	$281.7	$316.5

Note 14 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our audio and video information business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of March 31, 2012, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2012 would not be material to our Condensed Consolidated Financial Statements.
On June 14, 2011, Trek 2000 International Ltd and certain of its affiliates (Trek) filed a complaint asking the International Trade Commission (ITC) to commence an investigation against us and various others. Trek alleges that Imation and others unlawfully import and sell into the United States certain USB portable storage devices that allegedly infringe several of Trek's U.S. patents. Trek seeks to block the importation of the allegedly offending products into the United States. On August 15, 2011, we filed an answer to Trek's complaint, denying liability and asserting that Trek fails to meet certain requirements to bring its complaint to the ITC. The hearing is scheduled for May 9-16, 2012; the initial determination is expected July 19, 2012; and the target date for the completion of this investigation is November 19, 2012. Although this proceeding is subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. In September 2011 we agreed to a settlement of $2.0 million which was paid during the three months ended March 31, 2012.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copying levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies normally remit levy payments to collecting societies which in turn distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by the Company) when sales of optical media are made to natural persons intending to make private copies. Based on this development, we began in 2010 withholding payments to various collecting societies of levies arising from professional or commercial sales. Notwithstanding our view that the ECJ ruling was determinative, we continued to accrue a liability for levies arising from consumer sales. As of March 31, 2012 and December 31, 2011, we had recorded a liability of $22.3 million and $19.7 million, respectively.
Since the October 2010 ECJ ruling, quarterly we evaluated on a country-by-country basis whether: (i) levies should be accrued on current period of commercial and/or consumer channel sales; and, (ii) levies accrued, but unpaid, on prior period sales should be reversed. Our evaluation considers ongoing and cumulative developments related to levy litigation and law making activities throughout the EU. If we determine a levy obligation is remote, in the period of such determination we discontinue accruing current period levies and reverse previously accrued, but unpaid amounts by reducing cost of goods sold in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2012, we did not reverse any amounts into cost of goods sold for prior year obligations that were determined to be remote. For the three months ending March 31, 2011, cost of goods sold was reduced by $2.1 million, for the reversal of prior year obligations that were determined to be remote.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Executive Summary

Consolidated Results of Operations for the Three Months Ended March 31, 2012

•	Net revenue of $281.7 million for the three months ended March 31, 2012 was down 11.0 percent compared with $316.5 million in the same period last year.

•	Operating loss was $8.9 million for the three months ended March 31, 2012 compared with operating loss of $3.4 million in the same period last year.

•	Diluted loss per share was $0.33 for the three months ended March 31, 2012 compared with diluted loss per share of $0.19 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2012

•	Cash and cash equivalents totaled $216.2 million as of March 31, 2012 compared with $223.1 million at December 31, 2011.

•	Cash used in operating activities was $6.0 million for the three months ended March 31, 2012 compared with cash used in operating activities of $19.1 million in the same period last year.

Outlook
Overall, we expect revenue in 2012 to decline when compared with 2011. As we exit 2012 and enter 2013, we target the Company to return to growth. Further, we target long-term future revenue growth rates of 3 to 5 percent. We are targeting gross margins moving towards 20 percent in 2012 with long-term future gross margins of approximately 20 percent or more. We estimate research and development expenses in 2012 to increase as a percent of revenue. We project selling, general and administrative expenses in 2012 as a percent of revenue to decrease over time as revenues grow. We anticipate operating income excluding restructuring and other charges to be flat in 2012 compared to 2011, with long-term annual operating income targeted at 4 to 5 percent of revenue.
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

Results of Operations
Net Revenue

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Net revenue	$281.7	$316.5	(11.0)%
Our worldwide revenue for the three months ended March 31, 2012 decreased compared with the same period last year due to declines from traditional storage products of $29.6 million, including $18.1 million from optical products and $5.1 million from magnetic products, as well as declines of $5.2 million from audio and video information products. Traditional storage revenues, including optical and magnetic tape media, declined as expected. Optical media decreased 14 percent and magnetic tape 6 percent. While revenue in secure and scalable storage was flat for the quarter, revenue from mobile security and RDX products grew, offset by declines in revenue from commodity flash products which was affected by unexpected market place price degradation during the quarter. Revenue from audio and video information products decreased as a result of planned rationalization of video products completed by the end of the first quarter of 2011. Revenue for the three months ended March 31, 2012 compared with the same period last year was not significantly impacted by foreign currency translation.

Gross Profit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Gross profit	$56.1	$54.0	3.9%
Gross margin	19.9%	17.1%
Gross profit increased for the three months ended March 31, 2012 compared with the same period last year due to higher gross profit from our secure and scalable storage product category as a result of the mobile security business acquisitions and RDX products, partially offset by lower gross profit from traditional storage products which is primarily due to lower revenue.
Total Company gross margins increased for the three months ended March 31, 2012 compared with the same period last year impacted by a shift in product mix to higher gross margin products along with improved gross margins in secure and scalable storage and audio and video information. Gross margins for secure and scalable storage products rose 6.6 points to 20.1 percent of sales compared with the same period last year. Gross margins for audio and video information products rose 4.3 points to 17.5 percent of sales compared with the same period last year.

Selling, General and Administrative (SG&A)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Selling, general and administrative	$57.3	$50.2	14.1%
As a percent of revenue	20.3%	15.9%
SG&A expense increased for the three months ended March 31, 2012 compared with the same period last year primarily due to the additional ongoing SG&A expense related to our acquired businesses and acquisition-related intangible amortization, as well as increased demand generation spending.

Research and Development (R&D)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Research and development	$6.4	$4.7	36.2%
As a percent of revenue	2.3%	1.5%
R&D expense increased for the three months ended March 31, 2012 compared with the same period last year due to our acquisitions and investment to support growth initiatives in secure and scalable storage products.

Goodwill Impairment

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Goodwill impairment	$—	$1.6	NM

NM -	Not Meaningful
There was no goodwill impairment charge for the three months ended March 31, 2012. On February 28, 2011 we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx). The purchase price allocation resulted in goodwill of $1.6 million relating to this acquisition, made up of expected strategic synergies and intangible assets that do not qualify for separate recognition. The goodwill was allocated to our existing Americas-Commercial reporting unit. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. On March 31, 2011 the carrying amount of all of our reporting units significantly exceeded their fair value and we performed an impairment test. Based on the goodwill test performed as of March 31, 2011 we determined that the carrying amount of the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired on March 31, 2011 with a charge of $1.6 million to the Condensed Consolidated Statements of Operations.
Restructuring and Other

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Restructuring and other	$1.3	$0.9	44.4%

Restructuring and other expense for the three months ended March 31, 2012 was primarily related to our 2011 corporate strategy restructuring program. We incurred severance related costs of $0.4 million and other restructuring charges of $0.2 million. Additionally, we incurred other charges unrelated to these programs of $0.7 million during the three months ended March 31, 2012. These other charges are related to the demolition and site clean-up of our Camarillo, California facility of $0.3 million, and acquisition and integration related costs of $0.4 million.
Restructuring and other expense for the three months ended March 31, 2011 was related to our 2011 corporate strategy restructuring program and included severance related costs of $0.6 million, lease termination costs of $0.2 million and other charges of $0.1 million.
Operating Loss

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Operating loss	$(8.9)	$(3.4)	161.8%
As a percent of revenue	(3.2)%	(1.1)%
Operating loss increased for the three months ended March 31, 2012 compared with the same period last year primarily due to each item discussed above.

Other (Income) and Expense

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Interest income	$(0.1)	$(0.2)	(50.0)%
Interest expense	0.9	0.9	—%
Other, net	1.5	1.4	7.1%
Total	2.3	2.1	9.5%
As a percent of revenue	0.8%	0.7%
Other expense increased for the three months ended March 31, 2012 compared with the same period last year. Interest income was down slightly due to lower cash balances and lower interest rates. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk and as a result we experience some volatility in other income, especially in periods of significant foreign currency fluctuation.

Income Tax Provision (Benefit)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Income tax provision	$1.0	$1.7	(41.2)%
Effective tax rate	(8.9)%	(30.9)%
The change in the effective rate of income tax provision for the three months ended March 31, 2012 compared with the same period last year was primarily due to a full valuation allowance on U.S. deferred tax assets and the mix of taxable income (loss) by country. See Note 10 - Income Taxes to the Condensed Consolidated Financial Statements for further information about the valuation allowance related to the U.S. deferred tax assets.

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
Information related to our segments is as follows:

Americas

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Net revenue	$125.8	$143.1	(12.1)%
Operating income	—	2.0	NM
As a percent of revenue	—%	1.4%

NM -	Not Meaningful
The Americas segment is our largest segment comprising 44.7 percent of our revenue for the three months ended March 31, 2012. The Americas segment revenue decreased for the three months ended March 31, 2012 compared with the same period last year driven primarily by lower revenue from optical products of $11.6 million and audio and video information products of $8.6 million, partially offset by higher revenue from secure and scalable storage products of $6.0 million.

Operating income decreased for the three months ended March 31, 2012 compared with the same period last year driven primarily by higher SG&A and R&D expense, partially offset by higher gross profit due to higher gross margins on optical media and secure and scalable storage products.

Europe

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Net revenue	$58.4	$62.3	(6.3)%
Operating (loss) income	(0.7)	0.9	NM
As a percent of revenue	(1.2)%	1.4%

NM -	Not Meaningful
The Europe segment comprised 20.7 percent of our revenue for the three months ended March 31, 2012. The Europe segment revenue decreased for the three months ended March 31, 2012 compared with the same period last year driven primarily by lower revenue from magnetic products of $3.3 million and optical products of $1.5 million, partially offset by higher revenue from secure and scalable storage products of $1.5 million.
Operating income decreased for the three months ended March 31, 2012 compared with the same period last year driven primarily by higher SG&A expenses and lower revenue, partially offset by higher gross margins.

North Asia

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Net revenue	$68.3	$74.2	(8.0)%
Operating income	1.7	3.3	(48.5)%
As a percent of revenue	2.5%	4.4%
The North Asia segment comprised 24.2 percent of our revenue for the three months ended March 31, 2012. The North Asia segment revenue decreased for the three months ended March 31, 2012 compared with the same period last year driven primarily by lower revenue from optical products of $5.5 million.
Operating income decreased for the three months ended March 31, 2012 compared with the same period last year driven primarily by lower gross margins on optical products and higher SG&A expense.

South Asia

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Net revenue	$29.2	$36.9	(20.9)%
Operating income	0.9	0.4	125.0%
As a percent of revenue	3.1%	1.1%
The South Asia segment comprised 10.4 percent of our revenue for the three months ended March 31, 2012. The South Asia segment revenue decreased for the three months ended March 31, 2012 compared with the same period last year driven by lower revenue from lower margin commodity storage products in secure and scalable storage.
Operating income increased for the three months ended March 31, 2012 compared with the same period last year driven primarily by higher gross margins in traditional storage, specifically optical products.

Corporate and Unallocated

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2012	2011
Operating costs	$(10.8)	$(10.0)	8.0%
The corporate and unallocated operating income (loss) includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as litigation settlement charges, goodwill impairment charges, R&D expense, corporate expense, stock-based compensation expense, inventory write-offs and restructuring and other expense. The corporate and unallocated operating loss increased for the three months ended March 31, 2012 compared with the same period as last year driven primarily by higher SG&A expense and higher restructuring and other expense. Corporate unallocated operating loss for the three months ended March 31, 2011 was impacted by a goodwill impairment charge of $1.6 million and inventory write-offs related to our restructuring programs of $1.2 million.

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
Changes in foreign currency translation rates for the three months ended March 31, 2012 did not significantly impact worldwide revenue whereas changes in foreign currency translation rates for the three months ended March 31, 2011 positively impacted worldwide revenue by two percent. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
Our cash and cash equivalents balance as of March 31, 2012 was $216.2 million, a decrease of $6.9 million from $223.1 million as of December 31, 2011. The decrease was primarily attributable to a litigation settlement payment of $2.0 million, restructuring payments of $2.4 million, pension contributions of $1.5 million, acquisition related payments of $0.7 million and other changes in working capital, partially offset by proceeds of $1.4 million from the sale of some of our assets held for sale.
Our accounts receivable balance as of March 31, 2012 was $197.7 million, a decrease of $37.2 million from $234.9 million as of December 31, 2011 as a result of lower sales during the period. Days sales outstanding was 58 days as of March 31, 2012 and December 31, 2011. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of March 31, 2012 was $195.9 million, a decrease of $12.9 million from $208.8 million as of December 31, 2011. Days of inventory supply was 79 days as of March 31, 2012, down 6 days from December 31, 2011. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of March 31, 2012 was $164.3 million, a decrease of $40.9 million from $205.2 million as of December 31, 2011. The decrease in accounts payable was mainly due to reduced purchases compared to the previous quarter, as well as the timing of payments.
Our other current liabilities balance as of March 31, 2012 was $140.5 million, a decrease of $10.7 million from $151.2 million as of December 31, 2011. The decrease was primarily due to the timing of annual payments in programs associated with rebate accruals, annual incentive payments to employees, restructuring payments, and litigation payments.

Liquidity and Capital Resources
Cash Flows Used In Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Net loss	$(12.2)	$(7.2)
Adjustments to reconcile net loss to net cash provided by operating activities	8.4	14.9
Changes in operating assets and liabilities	(2.2)	(26.8)
Net cash used in operating activities	$(6.0)	$(19.1)
Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash payments during the three months ended March 31, 2012 included incentive compensation payments of $3.1 million, restructuring payments of $2.4 million, a litigation settlement payment of $2.0 million and pension funding of $1.5 million offset by changes in working capital.
Cash used in operating activities was $19.1 million for the three months ended March 31, 2011. Cash payments included $9.3 million of pension funding, $7.1 million related to annual incentive payments, $2.6 million related to a litigation settlement payment and $2.5 million under our restructuring programs.
Cash Flows Used in Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Capital expenditures	$(2.0)	$(2.6)
Payment related to acquisition	(0.7)	—
Proceeds from sale of assets	1.4	—
Acquisitions	—	(1.0)
Net cash used in investing activities	$(1.3)	$(3.6)
Cash used in investing activities for the three months ended March 31, 2012 included capital expenditures of $2.0 million and $0.7 million of contingent consideration related to our acquisition of substantially all of the assets of Encryptx, partially offset by the proceeds from the sale of fixed assets held for sale as a result of the closure of our Weatherford facility in April 2011.
Cash used in investing activities for the three months ended March 31, 2011 included capital expenditures of $2.6 million and $1.0 million to acquire Encryptx. See Note 4 - Acquisitions to the Condensed Consolidated Financial Statements for further information regarding our acquisitions.
Cash Flows Used in Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Purchase of treasury stock	$—	$(2.2)
Exercise of stock options	—	0.5
Net cash used in financing activities	$—	$(1.7)
There were no cash flows used in/provided by financing activities for the three months ended March 31, 2012.
On January 28, 2008, the Board of Directors authorized a share repurchase program increasing the total outstanding authorization to 3.0 million shares of common stock. We did not repurchase any shares during the three months ended March 31, 2012. During the three months ended March 31, 2011 we repurchased 0.2 million shares. Since the inception of the program we have repurchased a total of 1.8 million shares and had 1.2 million shares remain outstanding under the authorization as of March 31, 2012. On May, 2, 2012 our Board of Directors authorized a share repurchase program of 5 million shares of common stock. The Company's previous authorization was canceled with the new authorization.
We have a credit agreement with a group of banks that was most recently amended on June 28, 2011 and expires March 29, 2013. The credit agreement includes a senior revolving credit facility amount of $200 million, including sublimits of $150 million in the United States and $50 million in Europe. Advances are limited to the lesser of the sublimit(s) and the borrowing base as defined by the agreement. As of March 31, 2012 our total availability under the credit facility was $135.2 million based on eligible assets under the credit agreement. The credit agreement is secured by our Oakdale headquarters and all of our personal property and the personal property of certain other subsidiaries.
Borrowings under the credit agreement bear a variable rate of interest which during the three months ended March 31, 2012 would have been approximately 5.0 percent. However, we did not have borrowings under the credit agreement during the three months ended March 31, 2012.
The credit agreement contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. We were in compliance with all covenants as of March 31, 2012. The credit agreement also contains a conditional financial covenant that requires us to have a Consolidated Fixed Charge Coverage Ratio (as defined in the amended credit agreement) of not less than 1.20 or total company liquidity of not less than $100 million during certain periods described in the amended credit agreement. At March 31, 2012 we were in compliance with this conditional financial covenant.
We expect to amend our current credit facility during the second quarter of 2012. The expected amendment will likely extend the current facility term until 2017, increase the availability, and reduce the borrowing rate and fees.
Our liquidity needs for the remaining nine months of 2012 include the following: restructuring payments of approximately $2 million to $8 million, capital expenditures of approximately $6 million to $10 million, pension funding of approximately $6 million to $9 million, operating lease payments of approximately $6 million, any amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of March 31, 2012, there have been no material changes to our contractual obligations as of December 31, 2011 as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copying levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies normally remit levy payments to collecting societies which in turn distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by the Company) when sales of optical media are made to natural persons intending to make private copies. Based on this development, we began in 2010 withholding payments to various collecting societies of levies arising from professional or commercial sales. Notwithstanding our view that the ECJ ruling was determinative, we continued to accrue a liability for levies arising from consumer sales. As of March 31, 2012 and December 31, 2011, we had recorded a liability of $22.3 million and $19.7 million, respectively.
Since the October 2010 ECJ ruling, quarterly we evaluated on a country-by-country basis whether: (i) levies should be accrued on current period of commercial and/or consumer channel sales; and, (ii) levies accrued, but unpaid, on prior period sales should be reversed. Our evaluation considers ongoing and cumulative developments related to levy litigation and law making activities throughout the EU. If we determine a levy obligation is remote, in the period of such determination we discontinue accruing current period levies and reverse previously accrued, but unpaid amounts by reducing cost of goods sold in the Consolidated Statements of Operations. For the three months ended March 31, 2012, we did not reverse any amounts into cost of goods sold for prior year obligations that were determined to be remote. For the three months ending March 31, 2011, cost of goods sold was reduced by $2.1 million, for the reversal of prior year obligations that were determined to be remote.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

Fair Value Measurements
See Note 11 - Fair Value Measurements to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no significant changes to these accounting policies for the first three months of 2012.

Recent Accounting Pronouncements
See Note 2 - Recently Issued or Adopted Accounting Pronouncements to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Forward-Looking Statements and Risk Factors
We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the Securities and Exchange Commission (SEC)and in our reports to shareholders.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; the ability of our data security products to withstand cyber-attacks; the ability to quickly develop, source, introduce and deliver differentiating and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; the ready availability and price of energy and key raw materials or critical components including due to the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill or any goodwill that we acquire may become impaired; the seasonality and volatility of the markets in which we operate; foreign currency fluctuations; changes in European law or practice related to the imposition or collectability of optical levies; significant changes in discount rates and other assumptions used in the valuation of our pension plans; the possibility that our intangible assets may become impaired; acquisition related contingent consideration, which is recorded at fair value and revalued each period, differs from the obligation recorded during the previous period resulting in income or expense being recorded on the Consolidated Statements of Operations; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; failure to adequately protect our information systems from cyber-attacks; our ability to meet our revenue growth, gross margin and earnings targets and the volatility of our stock price due to our results or market trends, as well as various other factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and from time to time in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2011. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012 we had $196.4 million notional amount of foreign currency forward and option contracts of which $34.8 million hedged recorded balance sheet exposures. This compares to $241.1 million notional amount of foreign currency forward and option contracts as of December 31, 2011, of which $32.9 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2012 by $2.5 million.

Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2012, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our audio and video information business is subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of March 31, 2012, we are unable to ascertain the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2012 would not be material to our Condensed Consolidated Financial Statements.
On June 14, 2011, Trek 2000 International Ltd and certain of its affiliates (Trek) filed a complaint asking the International Trade Commission (ITC) to commence an investigation against us and various others. Trek alleges that Imation and others unlawfully import and sell into the United States certain universal serial bus (“USB”) portable storage devices that allegedly infringe several of Trek's U.S. patents. Trek seeks to block the importation of the allegedly offending products into the United States. On August 15, 2011, we filed an answer to Trek's complaint, denying liability and asserting that Trek fails to meet certain requirements to bring its complaint to the ITC. The hearing is scheduled for May 9-16, 2012; the initial determination is expected July 19, 2012; and the target date for the completion of this investigation is November 19, 2012. Although this proceeding is subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. In September 2011 we agreed to a settlement of $2.0 million which was paid during the three months ended March 31, 2012.

Item 1A. Risk Factors.
There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
January 1, 2012 - January 31, 2012	—	$—	—	1,216,681
February 1, 2012 - February 29, 2012	463	6.33	—	1,216,681
March 1, 2012 - March 31, 2012	634	6.02	—	1,216,681
Total	1,097	$6.15	—	1,216,681
(a) The purchases in this column include shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column includes shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) On January 28, 2008, our Board of Directors authorized and announced the repurchase of a total of 3.0 million shares of common stock of which we have repurchased 1.8 million shares and have remaining authorization to repurchase up to 1.2 million shares. On May, 2, 2012 our Board of Directors authorized a share repurchase program of 5 million shares of common stock. The Company's previous authorization was canceled with the new authorization.

Item 3. Defaults Upon Senior Securities.
 Not Applicable

Item 4. Mine Safety Disclosures
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 3, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	May 3, 2012	/s/ Paul R. Zeller
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 3, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.