Form 10-Q
period 2012-06-30
IMATION CORP
filed 2012-08-09
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,749,871 shares of Common Stock, par value $0.01 per share, were outstanding August 6, 2012.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue	$270.6	$323.0	$552.3	$639.5
Cost of goods sold	218.2	269.0	443.8	531.5
Gross profit	52.4	54.0	108.5	108.0
Operating expenses:
Selling, general and administrative	52.2	47.9	109.5	98.1
Research and development	6.2	5.0	12.6	9.7
Goodwill impairment	—	—	—	1.6
Restructuring and other	4.3	10.4	5.6	11.3
Total	62.7	63.3	127.7	120.7
Operating loss	(10.3)	(9.3)	(19.2)	(12.7)
Other expense (income):
Interest income	(0.2)	(0.2)	(0.3)	(0.4)
Interest expense	0.9	1.0	1.8	1.9
Other, net	1.1	1.7	2.6	3.1
Total	1.8	2.5	4.1	4.6
Loss before income taxes	(12.1)	(11.8)	(23.3)	(17.3)
Income tax (benefit) provision	(0.1)	0.7	0.9	2.4
Net loss	$(12.0)	$(12.5)	$(24.2)	$(19.7)

(Loss) earnings per common share — basic:	(0.32)	(0.33)	(0.64)	(0.52)
(Loss) earnings per common share — diluted:	(0.32)	(0.33)	(0.64)	(0.52)

Weighted average shares outstanding — basic:	37.7	37.8	37.6	37.9
Weighted average shares outstanding — diluted:	37.7	37.8	37.6	37.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(12.0)	$(12.5)	$(24.2)	$(19.7)

Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period	(0.4)	(1.1)	0.9	(1.8)
Reclassification adjustment for net realized (gains) losses included in net loss	(0.3)	0.1	(0.7)	0.1
Total net unrealized (losses) gains on derivative financial instruments	(0.7)	(1.0)	0.2	(1.7)

Net pension adjustments:
Reclassification of adjustments for defined benefit plans recorded in net loss	0.3	1.0	0.5	1.1

Unrealized foreign currency translation (losses) gains	(2.4)	5.4	(1.8)	11.0

Total other comprehensive (loss) income, net of tax	(2.8)	5.4	(1.1)	10.4

Comprehensive loss	$(14.8)	$(7.1)	$(25.3)	$(9.3)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$211.1	$223.1
Accounts receivable, net	190.5	234.9
Inventories	196.8	208.8
Other current assets	48.8	49.7
Total current assets	647.2	716.5
Property, plant and equipment, net	54.9	55.4
Intangible assets, net	307.2	321.7
Goodwill	31.3	31.3
Other assets	29.2	24.4
Total assets	$1,069.8	$1,149.3
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$162.8	$205.2
Other current liabilities	141.9	151.2
Total current liabilities	304.7	356.4
Other liabilities	63.6	69.2
Total liabilities	368.3	425.6
Commitments and contingencies (Note 15)
Shareholders’ equity	701.5	723.7
Total liabilities and shareholders’ equity	$1,069.8	$1,149.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(24.2)	$(19.7)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4.2	5.7
Amortization	14.5	12.2
Stock-based compensation	3.6	3.6
Deferred income taxes, net of valuation allowance	(0.7)	0.8
Goodwill impairment	—	1.6
Intangible asset abandonment	1.3	—
Asset disposals	—	7.0
Inventory write-offs	—	1.5
Pension settlement	1.5	1.0
Contingent consideration adjustment	(2.8)	—
Other	2.4	6.5
Changes in operating assets and liabilities:
Litigation settlement payments	(2.0)	(2.6)
Accounts receivable	41.8	46.1
Inventories	10.6	(15.3)
Other assets	(1.7)	(3.9)
Accounts payable	(40.7)	(22.6)
Accrued payroll and other liabilities	(9.7)	(47.7)
Restricted cash	—	10.5
Net cash used in operating activities	(1.9)	(15.3)
Cash Flows from Investing Activities:
Capital expenditures	(5.1)	(4.5)
Proceeds from sale of assets	1.4	—
Acquisitions	—	(25.5)
Net cash used in investing activities	(3.7)	(30.0)
Cash Flows from Financing Activities:
Purchase of treasury stock	(2.4)	(6.8)
Debt issuance costs	(1.9)	—
Contingent consideration payments	(1.2)	—
Exercise of stock options	—	0.6
Net cash used in financing activities	(5.5)	(6.2)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	4.4
Net change in cash and cash equivalents	(12.0)	(47.1)
Cash and cash equivalents — beginning of period	223.1	304.9
Cash and cash equivalents — end of period	$211.1	$257.8
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

Note 2 — Recently Issued or Adopted Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for Imation for annual and interim goodwill impairment tests performed beginning January 1, 2012 and did not have a material impact on our financial position and results of operations.
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
In May 2011, the FASB issued amended disclosure requirements to provide a consistent definition of fair value and ensure the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance was effective for Imation for our first quarter ended March 31, 2012 and did not have a material impact on our financial position and results of operations.
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

Note 3 — (Loss) Earnings per Common Share

Basic (loss) earnings per common share is calculated using the weighted average number of shares outstanding for the period. Diluted (loss) earnings per common share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Unvested restricted stock and treasury shares are excluded from the calculation of weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2012	2011	2012	2011
Numerator:
Net loss	$(12.0)	$(12.5)	$(24.2)	$(19.7)
Denominator:
Weighted average number of common shares outstanding during the period	37.7	37.8	37.6	37.9
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period	37.7	37.8	37.6	37.9

(Loss) earnings per common share — basic	(0.32)	(0.33)	(0.64)	(0.52)
(Loss) earnings per common share — diluted	(0.32)	(0.33)	(0.64)	(0.52)
Anti-dilutive options excluded from calculation	6.4	5.3	6.2	4.4

Note 4 — Acquisitions
On October 4, 2011, we acquired the secure data storage hardware of IronKey Systems Inc. (IronKey) for a cash payment of $19.0 million. During the three months ended June 30, 2012, we recorded an adjustment to the purchase price related to working capital in the amount of $0.6 million. As the purchase accounting for this acquisition was finalized in 2011, the adjustment was recorded as a charge to restructuring and other in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012.
On June 4, 2011, we acquired the assets of MXI Security, a leader in high-security and privacy technologies, from Memory Experts International Inc., (MXI). The purchase price included future contingent consideration totaling between $0.0 and $45.0 million with an estimated fair value of $9.2 million at the time of the acquisition. The amount of contingent consideration was to be based on incremental revenue and gross margin percent from MXI and MXI-based Defender branded products.
During the second quarter of 2012, the MXI Security contingent consideration agreement was amended in light of the IronKey acquisition that occurred late in 2011. Under the amended agreement, the amount of contingent consideration will continue to range between $0.0 and $45.0 million, and will be based on incremental gross profit (revenue less cost of goods sold) and gross margin percent from MXI branded products, IronKey products and all other Defender branded products as well as future Imation Mobile Security products. Actual payments under the amended contingent consideration agreement could occur in three separate periods of time until the agreement expires on December 31, 2013. The first and the second earn-out payments each range between $0.0 and $25.0 million with the sum of the first and second payments being up to a maximum of $25.0 million. The first earn-out payment was not achieved.
We remeasure the remaining contingent consideration each reporting period. At June 30, 2012, the estimated fair value of this contingent consideration obligation was determined to be $6.4 million, resulting in a decrease of $2.8 million which was recorded as a benefit in restructuring and other in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012. See Note 12 - Fair Value Measurements for further discussion of our valuation technique.
On February 28, 2011 we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx). The purchase price included future contingent consideration with an estimated fair value of $1.3 million at the time of the acquisition. During the six months ended June 30, 2012, we paid $0.7 million of the consideration. The final contingent consideration payment will be determined based on certain 2012 milestones and any amount due will be paid during the first quarter of 2013. Based on our analysis of fair value as of June 30, 2012, the fair value of the remaining consideration did not change significantly.

Note 5 — Supplemental Balance Sheet Information

	June 30,	December 31,
(In millions)	2012	2011

Accounts Receivable
Accounts receivable	$208.5	$253.3
Less reserves and allowances[1]	(18.0)	(18.4)
Accounts receivable, net	$190.5	$234.9
Inventories
Finished goods	$173.6	$186.7
Work in process	11.6	13.5
Raw materials and supplies	11.6	8.6
Total inventories	$196.8	$208.8
Other Current Assets
Deferred income taxes	$6.6	$6.1
Prepaid expenses	5.2	6.1
Hedging asset	2.3	4.4
Assets held for sale	2.5	3.3
Restricted cash	2.2	2.2
Other	30.0	27.6
Total other current assets	$48.8	$49.7
Property, Plant and Equipment
Property, plant and equipment	$208.6	$241.4
Less accumulated depreciation	(153.7)	(186.0)
Property, plant and equipment, net	$54.9	$55.4
Other Assets
Deferred income taxes	$17.7	$15.8
Other	11.5	8.6
Total other assets	$29.2	$24.4
Other Current Liabilities
Rebates	$40.4	$45.2
Accrued copyright levies	24.0	19.7
Litigation settlement — current[2]	16.5	18.0
Accrued payroll	11.4	13.2
Accrued royalties	6.7	10.7
Employee separation costs	4.6	5.9
Hedging liability	0.1	1.6
Other	38.2	36.9
Total other current liabilities	$141.9	$151.2
Other Liabilities
Pension	$27.2	$29.3
Contingent consideration	6.4	9.2
Deferred income taxes	2.3	0.1
Other	27.7	30.6
Total other liabilities	$63.6	$69.2

1Accounts receivable reserves and allowances include estimated amounts for customer returns, discounted terms and the inability of certain customers to make the required payment.
2On July 13, 2012, we made the final $16.5 million payment associated with the settlement agreement of our litigation with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
June 30, 2012
Gross carrying amount	$345.6	$58.3	$60.8	$14.6	$479.3
Accumulated amortization	(64.1)	(52.4)	(49.9)	(5.7)	(172.1)
Intangible assets, net	$281.5	$5.9	$10.9	$8.9	$307.2
December 31, 2011
Gross carrying amount	$347.1	$57.9	$61.5	$13.9	$480.4
Accumulated amortization	(57.5)	(51.1)	(45.5)	(4.6)	(158.7)
Intangible assets, net	$289.6	$6.8	$16.0	$9.3	$321.7
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Amortization expense	$7.3	$6.2	$14.5	$12.2
During the three months ended June 30, 2012, we accelerated the amortization of several intangible assets due to certain business decisions to abandon the intangible assets during the quarter. These intangible assets had a carrying value of $1.3 million. The $1.3 million of accelerated amortization was recorded in restructuring and other in the Condensed Consolidated Statements of Operations.
On December 20, 2011 we acquired intellectual property and other assets, from Nine Technology, LLC (Nine Technology). The purchase price included future contingent consideration of $1.0 million based on certain 2012 milestones of which $0.5 million was paid in 2011. During the six months ended June 30, 2012, we paid the remaining $0.5 million contingent consideration payment.
Goodwill
During 2011, we acquired the assets of MXI Security and the assets of Ironkey's secure data storage hardware business. These businesses, along with our Imation Defender brand, make up our Mobile Security reporting unit. The carrying value of our Mobile Security reporting unit includes $31.3 million of goodwill.
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year. In addition, we also test goodwill for impairment if an event occurs or circumstances change that would warrant impairment testing during an interim period. During the three months ended June 30, 2012, we adjusted our internal financial forecast for the Mobile Security reporting unit resulting in a change in timing of the expected cash flows, which we considered to be an event that warranted an interim test as to whether the goodwill was impaired. In evaluating whether goodwill was impaired, we compared the estimated fair value of the Mobile Security reporting unit to its carrying value (Step 1 of the impairment test). See Note 12 - Fair Value Measurements for further discussion of our valuation technique.
This analysis indicates that this goodwill is not impaired. The projections utilized in the analysis reflect management's best assumptions regarding Mobile Security. To the extent that our projections or other assumptions about future economic conditions, the industry in which Mobile Security operates, or the potential for our growth and profitability in this business vary from actual results, it is possible that our conclusion regarding the recoverability of the remaining goodwill could change, which could have a material effect on our financial position and results of operations.
During the six months ended June 30, 2011, we acquired substantially all of the assets of Encryptx which resulted in goodwill of $1.6 million. The goodwill was allocated to our existing Americas-Commercial reporting unit. Based on an interim goodwill impairment test performed at March 31, 2011, we determined that the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. As a result, a $1.6 million charge was recorded during the six months ended June 30, 2011 in restructuring and other in the Condensed Consolidated Statements of Operations.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Restructuring
Severance and related	$2.4	$0.7	$2.8	$1.3
Lease termination costs	0.5	0.2	0.5	0.4
Other	0.2	0.3	1.1	0.4
Gain on sale of fixed assets held for sale	—	—	(0.7)	—
Total restructuring	$3.1	$1.2	$3.7	$2.1
Other
Contingent consideration fair value adjustment	(2.8)	—	(2.8)	—
Intangible asset abandonment	1.3	—	1.3	—
Acquisition and integration related costs	0.8	1.2	1.2	1.2
Pension settlement	1.5	1.0	1.5	1.0
Asset disposals	—	7.0	—	7.0
Other	0.4	—	0.7	—
Total	$4.3	$10.4	$5.6	$11.3
2011 Corporate Strategy Restructuring Program
On January 31, 2011, the Board of Directors approved the 2011 corporate strategy restructuring program which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2011. During the three and six months ended June 30, 2012 we recorded restructuring charges of $3.1 million and 3.8 million, respectively, associated with this program. These charges were primarily associated with severance and, to a lesser extent, lease termination and other costs and were included in restructuring and other in our Condensed Consolidated Statements of Operations. Since the inception of this program, we have recorded a total of $13.2 million of severance and related expenses, $3.5 million of lease termination and modification costs, $1.6 million of inventory write-offs, $0.3 million related to a pension curtailment charge and $0.7 million of other charges. Inventory write-offs are included in cost of goods sold in our Condensed Consolidated Statements of Operations.
Changes in the 2011 corporate strategy restructuring program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2011	$4.6	$0.6	$—	$5.2
Charges	0.4	—	0.3	0.7
Usage	(1.8)	—	(0.3)	(2.1)
Currency impacts	0.1	—	—	0.1
Accrued balance at March 31, 2012	$3.3	$0.6	$—	$3.9
Charges	2.4	0.5	0.2	3.1
Usage	(1.4)	—	(0.2)	(1.6)
Currency impacts	(0.1)	—	—	(0.1)
Accrued balance at June 30, 2012	$4.2	$1.1	$—	$5.3

2011 Manufacturing Redesign Restructuring Program
On January 13, 2011, the Board of Directors approved the 2011 manufacturing redesign restructuring program which is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended June 30, 2012 no additional costs were incurred related to this program. During the six months ended June 30, 2012 we recorded a gain on the sale of assets from the Weatherford facility of $0.7 million and $0.6 million of other charges. These costs were included in restructuring and other in our Condensed Consolidated Statements of Operations.

Note 8 — Stock-Based Compensation
Stock compensation consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Stock compensation expense	$1.7	$1.8	$3.6	$3.6
We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans) which are described in detail in our 2011 Annual Report on Form 10-K consisting of stock options and restricted stock. As of June 30, 2012 there were 2,047,258 shares available for grant under our 2011 Stock Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2011	5,679,579	$19.87
Granted	1,133,091	5.82
Exercised	—	—
Canceled	(311,081)	27.69
Forfeited	(133,639)	10.50
Outstanding June 30, 2012	6,367,950	$17.13
Exercisable as of June 30, 2012	3,942,735	$22.84
The outstanding options are non-qualified and generally have a term of ten years. The weighted average grant date fair value of options that were granted for the six months ended June 30, 2012 was $2.54 per award. The following table summarizes our weighted average assumptions used in the valuation of options:

2012
Volatility	45.1%
Risk-free interest rate	1.1%
Expected life (months)	71
Dividend yield	—%
As of June 30, 2012 there was $7.4 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2011	795,046	$10.02
Granted	644,217	5.78
Vested	(298,840)	10.48
Forfeited	(57,089)	10.43
Nonvested as of June 30, 2012	1,083,334	$7.35
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period.
As of June 30, 2012 there was $6.9 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.1 years.

Note 9 — Retirement Plans
Pension Plans
During the six months ended June 30, 2012 we contributed $2.8 million to our worldwide pension plans. We presently anticipate contributing approximately $4 million to $7 million to fund our worldwide pension plans during the remainder of 2012.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments for the six months ended June 30, 2012 have exceeded our expected 2012 service and interest costs. As a result, a partial settlement event occurred during the three months ended June 30, 2012 and we recognized a loss of $1.5 million. A settlement loss of $1.0 million was recognized for the three months ended June 30, 2011. These settlement losses are included in restructuring and other in our Condensed Consolidated Statements of Operations. Additionally, in connection with the settlement and as required by pension accounting, we remeasured the funded status of our U.S. defined benefit plan as of June 30, 2012.
Components of net periodic pension cost included the following:

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$0.1	$0.1	$—	$—	$0.2	$0.2
Interest cost	0.8	1.1	—	0.7	1.6	2.2	—	1.4
Expected return on plan assets	(1.4)	(1.6)	—	(0.9)	(2.9)	(3.1)	—	(1.7)
Amortization of net actuarial loss	0.3	0.3	0.1	0.1	0.6	0.4	0.2	0.2
Amortization of prior service (credit) cost	—	—	—	(0.1)	—	—	—	(0.2)
Net periodic pension cost (credit)	$(0.3)	$(0.2)	$0.2	$(0.1)	$(0.7)	$(0.5)	$0.4	$(0.1)
Settlement	1.5	1.0	—	—	1.5	1.0	—	—
Total pension cost (credit)	$1.2	$0.8	$0.2	$(0.1)	$0.8	$0.5	$0.4	$(0.1)

Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax ordinary income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three and six months ended June 30, 2012 we recorded an income tax benefit of $(0.1) million and an income tax provision of $0.9 million, respectively. The effective income tax rate for the three and six months ended June 30, 2012 was 0.8 percent and (3.9) percent, respectively, compared with (5.9) percent and (13.9) percent in the same periods last year. The effective rate changes were primarily due to the full valuation allowance on U.S. deferred tax assets, the mix of taxable income (loss) by country and settlements with taxing authorities concluded during the second quarter of 2012.

The effective income tax rate for the three and six months ended June 30, 2012 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets, the effects of foreign tax rate differential and settlements with taxing authorities concluded during the second quarter of 2012.
We conduct business globally. As a result, we file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. Our U.S. federal income tax returns for 2004 through 2010 remain subject to examination by the Internal Revenue Service (IRS). The IRS completed its field examination of our U.S. federal income tax returns for the years 2006 through 2008 in the second quarter of 2010. The IRS completed its field examination for the 2009 tax year in the fourth quarter of 2011. We have protested certain IRS positions in both audit cycles and the matters are currently pending in the IRS appeals process. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and city tax jurisdictions for years before 2005. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. During the three months ended June 30, 2012 we recognized $0.7 million of previously recorded unrecognized tax benefits due to settlements with taxing authorities. Our liability related to uncertain tax positions, which includes interest and penalties, was $16.9 million and $17.6 million as of June 30, 2012 and December 31, 2011, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect upon the unrecognized tax benefits at this time.

Note 11 — Debt
On May 18, 2012 we entered into an amendment (the Amendment) to the Amended and Restated Credit Agreement (as amended to date, Credit Agreement) described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2011. The Amendment modified the Credit Agreement by extending the expiration date of the borrowing arrangement to May 18, 2017, requiring that the equity interests of material foreign subsidiaries be pledged to support the obligations of Imation Europe B.V. (European Borrower), lowering the applicable margin on interest and lowering the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as well as certain other immaterial changes.
The Credit Agreement includes a senior revolving credit facility amount of $200 million, including sub-limits of $150 million in the United States and $50 million in Europe. Advances are limited to the lesser of the sublimit(s) and the borrowing base as defined in the Credit Agreement. As of June 30, 2012, our borrowing capacity under this arrangement was $108.5 million in the United States and $17.2 million in Europe.
Until August 15, 2012, borrowings under the Credit Agreement bear interest at a rate equal to (1) the Eurodollar Rate (as defined in the Credit Agreement) plus 2.00 percent or (2) the Base Rate (as defined in the Credit Agreement) plus 1.00 percent. After such date the applicable margins for the Eurodollar Rate and the Base Rate will be subject to adjustments based on average daily availability (as defined in the Credit Agreement), as set forth in the definition of the “Applicable Rate” in the Credit Agreement. The Applicable Rate is a reduction of 125 basis points from the rate in effect prior to the Amendment.
The Credit Agreement contains a conditional financial covenant that requires Imation Corp. to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) during certain periods as described in the Credit Agreement and a liquidity requirement during certain periods as described in the Credit Agreement. Previously the Consolidated Fixed Coverage Ratio was set to be not less than 1.20 to 1.00, and the Amendment lowered such ratio to be not less than 1:00. The Amendment also changed the liquidity requirement to a domestic borrowing availability requirement of $30.0 million. We were in compliance with this financial covenant as of June 30, 2012.
During the six months ended June 30, 2012, we capitalized $2.6 million of debt issuance costs related to the Credit Agreement of which we paid $1.9 million and accrued $0.7 million. These costs were recorded to Other assets in the Condensed Consolidated Balance Sheets as of June 30, 2012 and will be amortized over the term of the Credit Agreement.
We had no amounts outstanding under the Credit Agreement as of June 30, 2012.

Note 12 — Fair Value Measurements
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

	June 30, 2012			December 31, 2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets
Foreign currency option contracts	$—	$1.5	$—	$—	$2.3	$—
Foreign currency forward contracts	—	0.7	—	—	1.1	—
Derivative liabilities
Foreign currency option contracts	—	(0.1)	—	—	(1.4)	—
Total	$—	$2.1	$—	$—	$2.0	$—
Other Hedges
We use foreign currency forward contracts to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts within other current assets or other current liabilities in the Condensed Consolidated Balance Sheets and changes in their value are recognized in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2012 and 2011, we recorded foreign currency losses of $0.7 million and $1.0 million, respectively, in Other Expenses, net in the Condensed Consolidated Statements of Operations. These losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.5 million and $0.2 million from the related foreign currency forward contracts for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, we recorded foreign currency losses of $1.7 million and $1.9 million, respectively, in Other Expenses, net in the Condensed Consolidated Statements of Operations. These losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.1 million and $0.1 million from the related foreign currency forward contracts for the six months ended June 30, 2012 and 2011, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Financial Statements were as follows:

	June 30, 2012			December 31, 2011
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$107.7	$2.2	$(0.1)	$208.2	$3.4	$(1.4)
Other hedges not receiving hedge accounting	53.7	—	—	32.9	—	—
Total	$161.4	$2.2	$(0.1)	$241.1	$3.4	$(1.4)
On June 30, 2012 we entered into certain hedges not receiving hedge accounting treatment. In accordance with trade date accounting, these hedges and related exposures are recorded as of June 30, 2012, but do not have a value until the subsequent day.
Goodwill
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. In evaluating whether goodwill was impaired, we compare the estimated fair value of the reporting unit to its carrying value. The fair value measurement of goodwill is based on significant inputs not observable in the market and therefore represent Level 3 measurements. See Note 6 - Intangible Assets and Goodwill for further discussion of the goodwill impairment test performed during the second quarter of 2012.
In calculating the estimated fair value, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue growth, gross margin percentage, and terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. A discount rate of 17.6 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit. The revenue growth rates in 2012 through 2014, which are forecasted to be between 30 to 35 percent annually during that time frame, are important assumptions within the fair value estimations. We utilized a terminal growth rate of 3.5 percent.
Contingent Consideration
Contingent consideration recorded for earn-out payments related to our acquisitions is recorded at fair value and remeasured on a recurring basis. We use the income approach in calculating the fair value of our contingent consideration as further described under the Goodwill section above. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment within restructuring and other in our Condensed Consolidated Statements of Operations. These fair value measurements are based on significant inputs not observable in the market and therefore represent Level 3 measurements. See Note 4 - Acquisitions for further discussion of the fair value calculation of our contingent consideration as of June 30, 2012.

Note 13 — Shareholders' Equity
Treasury Stock
On May, 2, 2012 our Board of Directors authorized a share repurchase program of 5.0 million shares of common stock. For the three months ended June 30, 2012 we repurchased 0.4 million shares of common stock for $2.4 million and as of June 30, 2012 we had remaining authorization to repurchase up to 4.6 million shares. The treasury stock held as of June 30, 2012 was acquired at an average price of $25.16 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2011	4,663,923
Purchases	410,793
Exercise of stock options	—
Restricted stock grants and other	(509,259)
401(k) matching contribution	(337,718)
Balance as of June 30, 2012	4,227,739
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
(In millions)	2012	2011
Cumulative currency translation adjustment	$(49.2)	$(47.4)
Pension adjustments, net of income tax	(26.3)	(26.8)
Cash flow hedging and other, net of income tax	1.8	1.6
Total accumulated other comprehensive loss	$(73.7)	$(72.6)
Comprehensive Loss
Components of comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period	(1.0)	(1.7)	1.4	(2.5)
Tax benefit (expense)	0.6	0.6	(0.5)	0.7
Reclassification adjustment for net realized (gains) losses included in net loss	(0.4)	0.2	(1.1)	0.2
Tax expense (benefit)	0.1	(0.1)	0.4	(0.1)
Total net unrealized (losses) gains on derivative financial instruments	(0.7)	(1.0)	0.2	(1.7)

Net pension adjustments:
Reclassification of adjustments for defined benefit plans recorded in net loss	0.5	1.6	0.9	1.8
Tax benefit	(0.2)	(0.6)	(0.4)	(0.7)
Total net pension adjustments	0.3	1.0	0.5	1.1

Unrealized foreign currency translation (losses) gains	(2.4)	5.4	(1.8)	11.0

Amounts above are presented to show each component of comprehensive loss on a gross basis and the related taxes. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss. These items are presented net of taxes on the Condensed Consolidated Statements of Comprehensive Loss.

Note 14 — Segment Information
Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling all of our product lines.
We evaluate segment performance based on revenue and operating income (loss). Revenue for each segment is generally based on customer location where the product is shipped. The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment, intangible asset abandonment, research and development expense, corporate expense, stock-based compensation expense, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments.
Net revenue and operating income (loss) by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Net Revenue
Americas	$130.5	$142.8	$256.3	$285.9
Europe	46.3	64.1	104.7	126.4
North Asia	64.1	80.1	132.4	154.3
South Asia	29.7	36.0	58.9	72.9
Total	$270.6	$323.0	$552.3	$639.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Operating Income (Loss)
Americas	$3.5	$1.1	$3.5	$3.1
Europe	(3.2)	2.3	(3.9)	3.2
North Asia	0.4	6.1	2.1	9.4
South Asia	0.4	0.5	1.3	0.9
Corporate and unallocated	(11.4)	(19.3)	(22.2)	(29.3)
Total	$(10.3)	$(9.3)	$(19.2)	$(12.7)
We have three major product categories: traditional storage, secure and scalable storage, and audio and video information. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products include primarily DVDs, CDs and Blu-ray disc recordable media. Magnetic products include primarily data storage tape media. Other traditional storage products include primarily optical drives and audio and video tape media. Secure and scalable storage products include flash memory and hard disk drive products, including encrypted and biometric universal serial bus (USB) drives, encrypted and biometric hard disk drives, secure portable desktop solutions, and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability, RDX cartridges and drives, and data protection and data archive appliances. Audio and video information products include primarily audio electronics such as portable stereo systems, iPod® docking stations and accessories, and other accessories such as CD and DVD jewel cases and headphones.
Net revenue by major product category was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Net Revenue
Traditional storage
Optical products	$109.8	$129.3	$220.8	$257.0
Magnetic products	69.3	85.3	146.7	167.8
Other traditional storage	3.9	13.0	8.5	25.6
Total traditional storage	183.0	227.6	376.0	450.4
Secure and scalable storage	50.0	55.4	102.8	108.1
Audio and video information	37.6	40.0	73.5	81.0
Total	$270.6	$323.0	$552.3	$639.5

Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of June 30, 2012, we are unable to ascertain with certainty the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2012 would not be material to our Condensed Consolidated Financial Statements.
On June 14, 2011, Trek 2000 International Ltd and certain of its affiliates (Trek) filed a complaint asking the International Trade Commission (ITC) to commence an investigation against us and various others. Trek alleged that Imation and others unlawfully import and sell into the United States certain USB portable storage devices that allegedly infringe several of Trek's U.S. patents. On August 15, 2011, we filed an answer to Trek's complaint, denying liability and asserting that Trek failed to meet certain requirements to bring its complaint to the ITC. A hearing with the ITC was scheduled for May 9, 2012. On May 8,

2012, Trek withdrew its complaint and terminated the investigation before the ITC.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. In September 2011 we agreed to a settlement of $2.0 million which was paid during the six months ended June 30, 2012.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copying levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which in turn distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by the Company) when sales of optical media are made to natural persons intending to make private copies. Based on this development, we began in 2010 withholding levy payments to various collecting societies. We continued to accrue a liability for levies arising from consumer sales. As of June 30, 2012 and December 31, 2011, we had recorded a liability of $24.0 million and $19.7 million, respectively.
Since the October 2010 ECJ ruling, quarterly we evaluated on a country-by-country basis whether: (i) levies should be accrued on current period of commercial and/or consumer channel sales; and, (ii) levies accrued, but unpaid, on prior period sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. If we determine a levy obligation is remote, then, in the period of such determination we discontinue accruing current period levies and reverse previously accrued but unpaid amounts by reducing cost of goods sold in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2012, we did not reverse any amounts into cost of goods sold for prior year obligations. For the three and six months ending June 30, 2011, cost of goods sold was reduced by $3.4 million and $5.5 million, respectively, for the reversal of prior year obligations that were determined to be remote.
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

Executive Summary

Consolidated Results of Operations for the Three Months Ended June 30, 2012

•	Net revenue of $270.6 million for the three months ended June 30, 2012 was down 16.2 percent compared with $323.0 million in the same period last year.

•	Operating loss was $10.3 million for the three months ended June 30, 2012 compared with operating loss of $9.3 million in the same period last year.

•	Diluted loss per share was $0.32 for the three months ended June 30, 2012 compared with diluted loss per share of $0.33 for the same period last year.

Consolidated Results of Operations for the Six Months Ended June 30, 2012

•	Net revenue of $552.3 million for the six months ended June 30, 2012 was down 13.6 percent compared with $639.5 million in the same period last year.

•	Operating loss was $19.2 million for the six months ended June 30, 2012 compared with operating loss of $12.7 million in the same period last year.

•	Diluted loss per share was $0.64 for the six months ended June 30, 2012 compared with diluted loss per share of $0.52 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2012

•	Cash and cash equivalents totaled $211.1 million as of June 30, 2012 compared with $223.1 million at December 31, 2011.

•	Cash used in operating activities was $1.9 million for the six months ended June 30, 2012 compared with cash used in operating activities of $15.3 million in the same period last year.

Outlook
Overall, we expect revenue in full year 2012 to decline when compared with full year 2011. There are several macro economic factors in play including the broad-based European economic downturn, a soft global IT environment, negative currency impacts and a weak U.S. retail environment. These factors make it particularly difficult to project operating income in 2012. In this environment we are also cautious about revenues, though, we continue to target that the Company will return to revenue growth as we exit 2012 and enter 2013.

Results of Operations
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Net revenue	$270.6	$323.0	(16.2)%	$552.3	$639.5	(13.6)%
Our worldwide revenue for the three months ended June 30, 2012 decreased compared with the same period last year, driven primarily by declines in our maturing traditional storage products, as well as several macro-economic factors including the broad-based European economic downturn, a soft global IT environment, negative currency impacts and a weak U.S. retail environment. Revenue from secure and scalable storage products decreased due to continued market place price degradation of commodity flash products. From a product perspective, the decrease in revenue included declines in traditional storage products of $44.6 million including $19.5 million from optical products, $16.0 million from magnetic products and $9.1 million from other traditional storage products such as audio/video tape, as well as secure and scalable products of $5.4 million and audio and video information products of $2.4 million.
Our worldwide revenue for the six months ended June 30, 2012 decreased compared with the same period last year, driven by factors described above. From a product perspective, the decrease in revenue included declines in traditional storage products of $74.4 million including $36.2 million from optical products, $21.1 million from magnetic products and $17.1 million from other traditional storage products, as well as $5.3 million from secure and scalable storage products and $7.5 million from audio and video information products. Revenue for the six months ended June 30, 2012 compared with the same period last year was not significantly impacted by foreign currency translation.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Gross profit	$52.4	$54.0	(3.0)%	$108.5	$108.0	0.5%
Gross margin	19.4%	16.7%		19.6%	16.9%

Gross profit decreased for the three months ended June 30, 2012 compared with the same period last year primarily due to lower revenue in all major product categories, partially offset by higher gross margins on all major product categories. Gross profit during the three months ended June 30, 2011 benefited by levy benefits of $3.4 million.
Total gross margins increased for the three months ended June 30, 2012 compared with the same period last year due to a shift in product mix to higher gross margin products along with improved gross margins in secure and scalable storage and audio and video information products in addition to higher gross margins from all major product categories. Gross margins for traditional storage products rose 1.8 points to 19.8 percent of sales compared with the same period last year. Gross margins for secure and scalable storage products rose 6.5 points to 20.0 percent of sales compared with the same period last year, primarily due to a shift in product mix to products with higher gross margins such as mobile security. Gross margins for audio and video information products rose 2.0 points to 16.5 percent of sales compared with the same period last year, primarily due to product mix as a result of revenue growth in higher margin headphones and cases.
Gross profit remained flat for the six months ended June 30, 2012 compared with the same period last year. Gross profit increased primarily due to higher gross profit from our optical products, secure and scalable storage products and audio and video information products, but was offset by lower revenue from all major product categories. Gross profit during the six months ended June 30, 2011 was aided by levy benefits of $5.5 million.
Total gross margins increased for the six months ended June 30, 2012 compared with the same period last year due to a shift in product mix to higher gross margin products along with improved gross margins in secure and scalable storage and audio and video information in addition to higher gross margins from all major product categories. Gross margins for traditional storage products rose 1.5 points to 20.1 percent of sales compared with the same period last year. Gross margins for secure and scalable storage products rose 6.5 points to 20.0 percent of sales compared with the same period last year due to favorable changes in product mix as a result of revenue growth in our mobile security products. Gross margins for audio and video information products rose 3.2 points to 17.0 percent of sales compared with the same period last year due to favorable changes in product mix as a result of revenue growth in higher margin headphones and cases.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Selling, general and administrative	$52.2	$47.9	9.0%	$109.5	$98.1	11.6%
As a percent of revenue	19.3%	14.8%		19.8%	15.3%
SG&A expense increased for the three and six months ended June 30, 2012 compared with the same periods last year primarily due to the additional ongoing SG&A expense of $3.8 million and $8.3 million, respectively, and intangible amortization of $0.8 million and $1.8 million, respectively, related to our acquired businesses. SG&A expense for the three and six months ended June 30, 2011 benefited from the reversal of a bad debt reserve of $2.7 million.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Research and development	$6.2	$5.0	24.0%	$12.6	$9.7	29.9%
As a percent of revenue	2.3%	1.5%		2.3%	1.5%
R&D expense increased for the three and six months ended June 30, 2012 compared with the same periods last year due to our acquisitions and investment to support growth initiatives in secure and scalable storage products.

Goodwill Impairment
There was no goodwill impairment charge for the three and six months ended June 30, 2012.
During 2011, we acquired the assets of MXI Security and the assets of Ironkey's secure data storage hardware business. These businesses, along with our Imation Defender brand, make up our Mobile Security reporting unit. The carrying value of our Mobile Security reporting unit includes $31.3 million of goodwill.
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year. In addition, we also test goodwill for impairment if an event occurs or circumstances change that would warrant impairment testing during an interim period. During the three months ended June 30, 2012, we adjusted our internal financial forecast for the Mobile Security reporting unit resulting in a change in timing of the expected cash flows, which we considered to be an event that warranted an interim test as to whether the goodwill was impaired.
In evaluating whether goodwill was impaired, we compared the estimated fair value of the Mobile Security reporting unit to its carrying value (Step 1 of the impairment test). In calculating the estimated fair value, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue growth, gross margin percentage, and terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. A discount rate of 17.6 percent was used to reflect the relevant risks of the higher growth assumed for this reporting unit. The revenue growth rates in 2012 through 2014, which are forecasted to be between 30 to 35 percent annually during that time frame, are important assumptions within the fair value estimations. We utilized a terminal growth rate of 3.5 percent.
This analysis indicates that this goodwill is not impaired. The projections utilized in the analysis reflect management's best assumptions regarding Mobile Security. To the extent that our projections or other assumptions about future economic conditions, the industry in which Mobile Security operates, or the potential for our growth and profitability in this business vary from actual results, it is possible that our conclusion regarding the recoverability of the remaining goodwill could change, which could have a material effect on our financial position and results of operations.
During the six months ended June 30, 2011, we acquired substantially all of the assets of Encryptx which resulted in goodwill of $1.6 million. The goodwill was allocated to our existing Americas-Commercial reporting unit. Based on an interim goodwill impairment test performed at March 31, 2011, we determined that the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. As a result, a $1.6 million charge was recorded during the six months ended June 30, 2011 in restructuring and other in the Condensed Consolidated Statements of Operations.

Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Restructuring and other	$4.3	$10.4	(58.7)%	$5.6	$11.3	(50.4)%
Restructuring expense for the three and six months ended June 30, 2012 was primarily related to our 2011 corporate strategy restructuring program. We incurred severance related costs of $2.4 million and $2.8 million, respectively, lease termination costs of $0.5 million and $0.5 million, respectively, and other restructuring charges of $0.2 million and $1.1 million, respectively.
Other charges during the three months ended June 30, 2012 totaled $1.2 million, including pension settlement charges of $1.5 million, accelerated amortization related to abandoned intangible assets of $1.3 million, acquisition and integration costs of $0.8 million and other charges of $0.4 million, partially offset by the adjustment to the fair value of the contingent consideration related to an acquisition of $2.8 million. Other charges during the three months ended March 31, 2012 totaled $0.7 million, including acquisition and integration related costs of $0.4 million and charges related to the demolition and site clean-up of our Camarillo, California facility of $0.3 million.
Restructuring expense for the three and six months ended June 30, 2011 was related to our 2011 corporate strategy restructuring program and included severance related costs of $0.7 million and $1.3 million, respectively, lease termination costs of $0.2 million and $0.4 million, respectively, and other charges of $9.5 million and $9.6 million, respectively. Other charges during the three months ended June 30, 2012, primarily relate to the demolition of our Camarillo, California facility of $7.0 million, a pension settlement of $1.0 million and acquisition and transition costs of $1.2 million.
Operating Loss

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Operating loss	$(10.3)	$(9.3)	10.8%	$(19.2)	$(12.7)	51.2%
As a percent of revenue	(3.8)%	(2.9)%		(3.5)%	(2.0)%

Operating loss increased for the three and six months ended June 30, 2012 compared with the same period last year primarily due to each item discussed above.

Other (Income) and Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Interest income	$(0.2)	$(0.2)	—%	$(0.3)	$(0.4)	(25.0)%
Interest expense	0.9	1.0	(10.0)%	1.8	1.9	(5.3)%
Other, net	1.1	1.7	(35.3)%	2.6	3.1	(16.1)%
Total	1.8	2.5	(28.0)%	4.1	4.6	(10.9)%
As a percent of revenue	0.7%	0.8%		0.7%	0.7%
Other expense decreased for the three and six months ended June 30, 2012 compared with the same periods last year. Interest income was flat for the three and six months ended June 30, 2012 compared with the same periods last year. Our interest expense decreased slightly for the three and six months ended June 30, 2012 compared with the same periods last year due to lower amortization of capitalized fees related to securing our credit facility and decreased imputed interest related to our liability for a litigation settlement. Other, net includes foreign currency losses. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk and as a result we experience some volatility in other income, especially in periods of significant foreign currency fluctuation.

Income Tax Provision (Benefit)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Income tax provision	$(0.1)	$0.7	(114.3)%	$0.9	$2.4	(62.5)%
Effective tax rate	0.8%	(5.9)%		(3.9)%	(13.9)%
The change in the effective rate of income tax provision for the three and six months ended June 30, 2012 compared with the same periods last year was primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of taxable income (loss) by country and settlements with taxing authorities concluded during the second quarter of 2012. See Note 10 - Income Taxes to the Condensed Consolidated Financial Statements for further information about the valuation allowance related to the U.S. deferred tax assets. The tax benefit for three months ended June 30, 2012 was due primarily to the recognition of $0.7 million of previously recorded unrecognized tax benefits.

Segment Results
Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling all of our product lines.
We evaluate segment performance based on revenue and operating income (loss). Revenue for each segment is generally based on customer location where the product is shipped. The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment, intangible asset abandonment, research and development expense, corporate expense, stock-based compensation expense, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments.
In all of our segments, revenue declined for the three and six months ended June 30, 2012 due to declines in our maturing traditional storage products, as well as several macro-economic factors including the broad-based European economic downturn and its effect on the rest of the world and a soft global IT environment. Revenue from secure and scalable storage decreased due to continued market place price degradation of commodity flash products.
Information related to our segments is as follows:

Americas

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Net revenue	$130.5	$142.8	(8.6)%	$256.3	$285.9	(10.4)%
Operating income	3.5	1.1	218.2%	3.5	3.1	12.9%
As a percent of revenue	2.7%	0.8%		1.4%	1.1%
The Americas segment is our largest segment comprising 48.2 percent of our revenue for the three months ended June 30, 2012. The Americas segment revenue decreased 8.6 percent for the three months ended June 30, 2012 compared with the same period last year driven primarily by declines in our maturing traditional storage products as well as several macro-economic factors, along with a weak U.S. retail environment. From a product perspective, the decrease in revenue was driven by lower revenue from audio and video information products of $5.9 million, magnetic products of $4.6 million and optical products of $4.1 million, partially offset by higher revenue from secure and scalable storage products of $4.0 million. Revenue decreased 10.4 percent for the six months ended June 30, 2012 compared with the same period last year driven primarily by lower revenue from optical products of $15.8 million and audio and video information products of $14.5 million, partially offset by higher revenue from secure and scalable storage products of $10.1 million.
Operating income increased for the three and six months ended June 30, 2012 compared with the same period last year driven primarily by higher gross profit due to higher gross margins on optical media and secure and scalable storage products, partially offset by higher SG&A and R&D expenses.

Europe

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Net revenue	$46.3	$64.1	(27.8)%	$104.7	$126.4	(17.2)%
Operating (loss) income	(3.2)	2.3	(239.1)%	(3.9)	3.2	(221.9)%
As a percent of revenue	(6.9)%	3.6%		(3.7)%	2.5%

The Europe segment comprised 17.1 percent of our revenue for the three months ended June 30, 2012. The Europe segment revenue decreased 27.8 percent for the three months ended June 30, 2012 compared with the same period last year driven primarily by declines in our maturing traditional storage products as well as several macro-economic factors, along with the broad-based European economic downturn and unfavorable foreign currency impacts of seven percent. From a product perspective, the decrease in revenue was driven by lower revenue from optical products of $6.0 million, magnetic products of $5.7 million and secure and scalable storage products of $5.0 million, driven principally by commodity flash products. Revenue decreased 17.2 percent for the six months ended June 30, 2012 compared with the same period last year driven primarily by lower revenue from magnetic products of $9.1 million, optical products of $7.5 million and secure and scalable storage products, principally commodity flash products, of $3.4 million. Revenue was negatively impacted six percent due to foreign currency.
Operating income decreased for the three and six months ended June 30, 2012 compared with the same period last year driven primarily by lower gross profit due to lower revenue. Operating income during the three and six months ended June 30, 2011 benefited from accrual reversals of $3.4 million and $5.5 million, respectively, related to levies.

North Asia

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Net revenue	$64.1	$80.1	(20.0)%	$132.4	$154.3	(14.2)%
Operating income	0.4	6.1	(93.4)%	2.1	9.4	(77.7)%
As a percent of revenue	0.6%	7.6%		1.6%	6.1%
The North Asia segment comprised 23.7 percent of our revenue for the three months ended June 30, 2012. The North Asia segment revenue decreased 20.0 percent for the three months ended June 30, 2012 compared with the same period last year driven primarily by declines in our maturing traditional storage products as well as several macro-economic factors. From a product perspective, the decrease in revenue was driven primarily by lower revenue from optical products of $8.1 million and magnetic products of $4.2 million. Revenue was favorably impacted one percent due to foreign currency. Revenue during the three months ended June 30, 2011 was higher due to the impacts on our competitors from the earthquake and related events in Japan in 2011. Revenue decreased for the six months ended June 30, 2012 compared with the same period last year driven primarily by lower revenue from optical products of $13.5 million and secure and scalable storage products of $4.3 million primarily related to commodity flash products. Revenue was favorably impacted two percent due to foreign currency.
Operating income decreased for the three and six months ended June 30, 2012 compared with the same period last year driven primarily by lower revenues on traditional data storage products and higher SG&A expense.

South Asia

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Net revenue	$29.7	$36.0	(17.5)%	$58.9	$72.9	(19.2)%
Operating income	0.4	0.5	(20.0)%	1.3	0.9	44.4%
As a percent of revenue	1.3%	1.4%		2.2%	1.2%
The South Asia segment comprised 11.0 percent of our revenue for the three months ended June 30, 2012. The South Asia segment revenue decreased 17.5 percent for the three months ended June 30, 2012 compared with the same period last year driven primarily by declines in our maturing traditional storage products as well as several macro-economic factors. From a product perspective, the decrease in revenue was driven primarily by lower revenue from traditional data storage products of $5.8 million. Revenue was negatively impacted one percent due to foreign currency. Revenue decreased for the six months ended June 30, 2012 compared with the same period last year driven primarily by lower revenue from traditional data storage products of $7.6 million and secure and scalable products of $7.7 million, principally commodity flash products. Revenue was not impacted by foreign currency.
Operating income was flat for the three months ended June 30, 2012 compared with the same period last year. Operating income increased for the six months ended June 30, 2012 compared with the same period last year driven primarily by higher gross margins in traditional storage, specifically optical products.

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2012	2011		2012	2011
Operating costs	$(11.4)	$(19.3)	(40.9)%	$(22.2)	$(29.3)	(24.2)%
The corporate and unallocated operating income (loss) includes amounts which are not allocated to the business units in management’s evaluation of segment performance such as litigation settlement charges, goodwill impairment charges, intangible asset abandonment, R&D expense, corporate expense, stock-based compensation expense, inventory write-offs and restructuring and other expense. The corporate and unallocated operating loss decreased for the three and six months ended June 30, 2012 compared with the same period last year driven primarily by lower restructuring and other expense.

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
Changes in foreign currency translation rates negatively impacted worldwide revenue by two and one percent for the three and six months ended June 30, 2012, respectively, compared with a six and four percent benefit to worldwide revenue for the same periods last year. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
Our cash and cash equivalents balance as of June 30, 2012 was $211.1 million, a decrease of $12.0 million from $223.1 million as of December 31, 2011. The decrease was primarily attributable to capital expenditures of $5.1 million, restructuring payments of $4.5 million, pension contributions of $2.8 million, a share repurchase of $2.4 million, a litigation settlement payment of $2.0 million, contingent consideration payments related to acquisitions of $1.2 million and other changes in working capital, partially offset by proceeds of $1.4 million from the sale of some of our assets held for sale.
Our accounts receivable balance as of June 30, 2012 was $190.5 million, a decrease of $44.4 million from $234.9 million as of December 31, 2011 as a result of seasonally lower sales during the period. Days sales outstanding was 59 days as of June 30, 2012, up 1 day from December 31, 2011. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of June 30, 2012 was $196.8 million, a decrease of $12.0 million from $208.8 million as of December 31, 2011. Days of inventory supply was 79 days as of June 30, 2012, down 6 days from December 31, 2011. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of June 30, 2012 was $162.8 million, a decrease of $42.4 million from $205.2 million as of December 31, 2011. The decrease in accounts payable was mainly due to reduced purchases compared to the previous quarter, as well as the timing of payments.

Liquidity and Capital Resources
Cash Flows Used In Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2012	2011
Net loss	$(24.2)	$(19.7)
Adjustments to reconcile net loss to net cash provided by operating activities	24.0	39.9
Changes in operating assets and liabilities	(1.7)	(35.5)
Net cash used in operating activities	$(1.9)	$(15.3)
Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash payments during the six months ended June 30, 2012 included restructuring payments of $4.5 million, pension contributions of $2.8 million, a litigation settlement payment of $2.0 million and other changes in working capital.
Cash used in operating activities was $15.3 million for the six months ended June 30, 2011. Cash payments included $10.7 million of pension funding, $7.8 million of restructuring payments primarily related to the close of our Weatherford, Oklahoma facility, $7.1 million related to annual incentive payments, $2.6 million related to a litigation settlement payment and other changes in working capital.
Cash Flows Used in Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2012	2011
Capital expenditures	$(5.1)	$(4.5)
Proceeds from sale of assets	1.4	—
Acquisitions	—	(25.5)
Net cash used in investing activities	$(3.7)	$(30.0)
Cash used in investing activities for the six months ended June 30, 2012 included capital expenditures of $5.1 million and was partially offset by the proceeds of $1.4 million from the sale of fixed assets held for sale as a result of the closure of our

Weatherford facility in April 2011.
Cash used in investing activities for the six months ended June 30, 2011 included capital expenditures of $4.5 million and $25.5 million related to acquisition activities. See Note 4 - Acquisitions to the Condensed Consolidated Financial Statements for further information regarding our acquisitions.
Cash Flows Used in Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2012	2011
Purchase of treasury stock	$(2.4)	$(6.8)
Debt issuance costs	(1.9)	—
Contingent consideration payments	(1.2)	—
Exercise of stock options	—	0.6
Net cash used in financing activities	$(5.5)	$(6.2)
On May, 2, 2012 our Board of Directors authorized a share repurchase program of 5.0 million shares of common stock which replaced our previous authorization. During the six months ended June 30, 2012 we repurchased 0.4 million shares. Since the authorization we have repurchased a total of 0.4 million shares and had 4.6 million shares remain outstanding under the authorization as of June 30, 2012.
We have a credit agreement with a group of banks (Credit Agreement) that was most recently amended on May 18, 2012 and expires May 18, 2017. The Credit Agreement includes a senior revolving credit facility amount of $200 million, including sub-limits of $150 million in the United States and $50 million in Europe. Advances are limited to the lesser of the sublimit(s) and the borrowing base as defined in the Credit Agreement. As of June 30, 2012, our borrowing capacity under this arrangement was $108.5 million in the United States and $17.2 million in Europe.
Until August 15, 2012, borrowings under the Credit Agreement bear interest at a rate equal to (1) the Eurodollar Rate (as defined in the Credit Agreement) plus 2.00 percent or (2) the Base Rate (as defined in the Credit Agreement) plus 1.00 percent. After such date the applicable margins for the Eurodollar Rate and the Base Rate will be subject to adjustments based on average daily availability (as defined in the Credit Agreement), as set forth in the definition of the “Applicable Rate” in the Credit Agreement. The Applicable Rate is a reduction of 125 basis points from the rate in effect prior to the Amendment.
The Credit Agreement contains covenants which are customary for similar credit arrangements, including covenants relating to financial reporting and notification; payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Credit Agreement contains a conditional financial covenant that requires Imation Corp. to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) during certain periods as described in the Credit Agreement and a liquidity requirement during certain periods as described in the Credit Agreement. Previously the Consolidated Fixed Coverage Ratio was set to be not less than 1.20 to 1.00, and the Amendment lowered such ratio to be not less than 1:00. The Amendment also changed the liquidity requirement to a domestic borrowing availability requirement of $30.0 million. We were in compliance with all covenants as of June 30, 2012.
Borrowings under the Credit Agreement bear a variable rate of interest which during the six months ended June 30, 2012 would have been approximately 5.0 percent. However, we did not have borrowings under the Credit Agreement during the six months ended June 30, 2012.
Our liquidity needs for the remaining six months of 2012 as of June 30, 2012 include the following: restructuring payments of approximately $2 million to $7 million, capital expenditures of approximately $4 million to $7 million, pension funding of approximately $3 million to $6 million, operating lease payments of approximately $4 million, litigation settlement payments of $16.5 million, any amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
On July 13, 2012, we made the final $16.5 million payment associated with the settlement agreement of our litigation with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation.
Contractual Obligations
As of June 30, 2012, there have been no material changes to our contractual obligations as of December 31, 2011 as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copying levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which in turn distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by the Company) when sales of optical media are made to natural persons intending to make private copies. Based on this development, we began in 2010 withholding levy payments to various collecting societies. We continued to accrue a liability for levies arising from consumer sales. As of June 30, 2012 and December 31, 2011, we had recorded a liability of $24.0 million and $19.7 million, respectively.
Since the October 2010 ECJ ruling, quarterly we evaluated on a country-by-country basis whether: (i) levies should be accrued on current period of commercial and/or consumer channel sales; and, (ii) levies accrued, but unpaid, on prior period sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. If we determine a levy obligation is remote, then, in the period of such determination we discontinue accruing current period levies and reverse previously accrued but unpaid amounts by reducing cost of goods sold in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2012, we did not reverse any amounts into cost of goods sold for prior year obligations. For the three and six months ending June 30, 2011, cost of goods sold was reduced by $3.4 million and $5.5 million, respectively, for the reversal of prior year obligations that were determined to be remote.
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

Fair Value Measurements
See Note 12 - Fair Value Measurements to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no significant changes to these accounting policies for the first six months of 2012.

Recent Accounting Pronouncements
See Note 2 - Recently Issued or Adopted Accounting Pronouncements to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Forward-Looking Statements and Risk Factors
We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the Securities and Exchange Commission (SEC) and in our reports to shareholders.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; the ability of our data security products to withstand cyber-attacks; the ability to quickly develop, source, introduce and deliver differentiating and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; the ready availability and price of energy and key raw materials or critical components including due to the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions including adverse effects of the ongoing sovereign debt crisis in Europe, increased Euro currency exchange rate volatility, and related austerity measures and their potential impact on European economic growth; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill or any goodwill that we acquire may become impaired; the seasonality and volatility of the markets in which we operate; foreign currency fluctuations; changes in European law or practice related to the imposition or collectability of optical levies; significant changes in discount rates and other assumptions used in the valuation of our pension plans; the possibility that our intangible assets may become impaired; acquisition related contingent consideration, which is recorded at fair value and revalued each period, differs from the obligation recorded during the previous period resulting in income or expense being recorded on the Consolidated Statements of Operations; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; failure to adequately protect our information systems from cyber-attacks; our ability to meet our revenue growth, gross margin and earnings targets and the volatility of our stock price due to our results or market trends, as well as various other factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and from time to time in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2011. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011.
As of June 30, 2012 we had $161.4 million notional amount of foreign currency forward and option contracts of which $53.7 million hedged recorded balance sheet exposures. This compares to $241.1 million notional amount of foreign currency forward and option contracts as of December 31, 2011, of which $32.9 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2012 by $1.3 million.

Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2012, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of June 30, 2012, we are unable to ascertain with certainty with certainty the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While these matters could materially affect operating results depending upon the final resolution in future periods, it is our opinion that after final disposition, any monetary liability beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2012 would not be material to our Condensed Consolidated Financial Statements.
On June 14, 2011, Trek 2000 International Ltd and certain of its affiliates (Trek) filed a complaint asking the International Trade Commission (ITC) to commence an investigation against us and various others. Trek alleged that Imation and others unlawfully import and sell into the United States certain USB portable storage devices that allegedly infringe several of Trek's U.S. patents. On August 15, 2011, we filed an answer to Trek's complaint, denying liability and asserting that Trek failed to meet certain requirements to bring its complaint to the ITC. A hearing with the ITC was scheduled for May 9, 2012. On May 8, 2012, Trek withdrew its complaint and terminated the investigation before the ITC.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased our requirements for magnetic heads to write servo patterns on magnetic tape prior to sale of the finished cartridges, requesting the court to order that Imation pay damages and return the purchased heads to ARC. In September 2011 we agreed to a settlement of $2.0 million which was paid during the six months ended June 30, 2012.

Item 1A. Risk Factors.
There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
April 1, 2012 - April 30, 2012	10,683	$6.11	—	1,216,681
May 1, 2012 - May 31, 2012	306,529	5.77	243,451	4,756,549
June 1, 2012 - June 30, 2012	169,315	5.97	167,342	4,589,207
Total	486,527	$5.84	410,793	4,589,207
(a) The purchases in this column include shares repurchased as part of our publicly announced programs and include 75,734 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) On May 3, 2012, the Company announced that on May 2, 2012 our Board of Directors authorized a share repurchase program of 5 million shares of common stock. The authorization has no expiration date. The Company's previous authorization, which had 1,216,681 shares remaining for repurchase, was canceled with the new authorization.

Item 3. Defaults Upon Senior Securities.
 Not Applicable

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information.
 Not Applicable

Item 6. Exhibits.
 The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Director Compensation Program Effective May 4, 2005 (as amended on May 2, 2012)
10.2
Third Amendment, dated as of May 18, 2012, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Fork 8-K Current Report filed on May 24, 2012)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.**

*Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been deleted and filed separately with the SEC pursuant to a request for confidential treatment.
**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	August 9, 2012	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.1	Director Compensation Program Effective May 4, 2005 (as amended on May 2, 2012)
10.2
Third Amendment, dated as of May 18, 2012, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Fork 8-K Current Report filed on May 24, 2012)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.**

*Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been deleted and filed separately with the SEC pursuant to a request for confidential treatment.
**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.