Form 10-K
period 2012-12-31
IMATION CORP
filed 2013-03-13
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
Form 10-K
________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $5.91 as reported on the New York Stock Exchange on June 29, 2012, was $220.0 million.
The number of shares outstanding of the registrant’s common stock on March 6, 2013 was 41,508,767.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of registrant’s Proxy Statement for registrant’s 2013 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.	Business.
General
Imation Corp., a Delaware corporation, is a global scalable storage and data security company. Our portfolio includes commercial and consumer data storage and security products as well as products designed to manage audio and video information in the home. Imation reaches customers in more than 100 countries through a global distribution network. As used herein, the terms “Imation,” “Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.
In July 1996, Imation was established as a spin-off of the businesses which comprised substantially all of the data storage and imaging groups of 3M Company. We subsequently divested all of the non-data storage businesses and focused on data storage media, primarily as a manufacturer of magnetic tape products under the Imation brand, sold to commercial end users through multiple distribution channels. We then expanded our business into other removable data storage media such as optical media, flash and solid state drives and removable and external hard disk drives. In 2006, we acquired substantially all of the assets of Memorex International Inc. (Memorex), followed by the acquisition of the TDK Recording Media business (TDK Life on Record) in 2007. In 2007, we also acquired certain assets of Memcorp, Inc. and Memcorp Asia Limited (together Memcorp) used in or relating to the sourcing and sale of consumer electronic products, principally under the Memorex brand name. This acquisition established our foundation in audio and video consumer electronic products. In 2008, we expanded our presence in consumer electronic products with the acquisition of certain assets of Xtreme Accessories, LLC (XtremeMac), a maker of accessories for Apple consumer electronics products. In 2011, we launched our strategy to grow in the secure and scalable storage markets and create a global leadership position in high-security data storage and device management with three acquisitions: the secure data storage hardware business of IronKey Systems, Inc. (IronKey), the portable security solutions and technologies of MXI Security from Memory Experts International, Inc., the Encryptx security solutions for removable storage devices and removable storage media from BeCompliant Corporation. On December 31, 2012, we acquired Nexsan Corporation (Nexsan), a provider of disk-based storage systems. The acquisition included the Nexsan technology platform and portfolio of disk-based and hybrid disk-and-solid-state storage systems. This acquisition helps build a platform for long-term growth in high-growth data storage and security solutions markets.
Our global brand portfolio includes the Imation™ brand, the Memorex™ brand, the XtremeMac™ brand, IronKey™ brand and the Nexsan™ brand. Imation is also the exclusive licensee of the TDK Life on Record™ brand, one of the world’s leading recording media brands.
Strategic Transformation
During the fourth quarter of 2012, we announced the acceleration of our strategic transformation, including the planned realignment of our global business into two new business units, a cost reduction program and our increased focus on data storage and security including exploring strategic options for our consumer electronics brands and businesses. As our traditional media businesses decline, we are accelerating our business transformation to further focus on data storage and data security. Further, on February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. We will continue our TDK Life on Record business on a more selective basis.
The realignment of our global business into two new business units will better align the Company with our key commercial and consumer channels. The two business units will consist of Tiered Storage and Security Solutions (TSS), which will focus on small and medium business, and enterprise and government customers; and Consumer Storage and Accessories (CSA), which will focus on retail channels. We continued to manage and evaluate results through December 31, 2012 under our historic regional segment presentation but will report segment information under the new structure beginning with the first quarter of 2013. See Note 14 - Business Segment Information and Geographical Data in our Notes to Consolidated Financial Statements for more information on our business segments.
In October 2012, the Board of Directors approved a restructuring program in order to realign our business structure and reduce operating expenses by more than 25 percent over time. This restructuring program addresses product line rationalization and infrastructure, and includes a reduction of approximately 20 percent of our global workforce. These actions are being implemented beginning in 2013. We anticipate we will incur cash charges up to $40 million, with total charges between $50 million and $60 million (excluding charges associated with goodwill and intangible asset impairments), the majority of which will occur in 2013. See Note 7 - Restructuring and Other Expense in our Notes to Consolidated Financial Statements for more information on the restructuring program.
In conjunction with the acceleration of our strategic transformation in the fourth quarter of 2012, we evaluated our intangible assets, including goodwill, for impairment and recorded non-cash impairment charges of $283.8 million in the quarter. The intangible asset charges are primarily due to an accelerated secular optical market decline. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill Impairment, Critical Accounting Policies and Estimates and Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for further information on the impairment charges.
Our Products
We have three major product categories: traditional storage, secure and scalable storage, and audio and video information.
Traditional Storage
Traditional storage products include optical media products, magnetic tape media products and other traditional storage media products.
Our optical media products consist of CDs, DVDs and Blu-ray™ recordable media. We have the leading global market share for recordable optical media, however, the overall market for CDs and DVDs is declining as digital streaming, hard disk and flash media replace optical media in some applications such as music and video recording. We sell high capacity Blu-ray discs which are used primarily for recording high-definition video content. Our recordable optical media products are sold through a variety of retail and commercial distribution channels and sourced from manufacturers in Taiwan and India. Optical storage capacities range from 700 megabyte (MB) CD-R (recordable) and CD-RW (rewritable) optical discs to 8.5 gigabyte (GB) dual layer DVD optical discs and Blu-ray™ discs with 25 GB to 100 GB of capacity. Our optical media is sold throughout the world under brands we own or control, including Imation, Memorex and TDK Life on Record.
Our magnetic tape media products are used for back-up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval and for cost-effective mass and archival storage. Capacity of our tape products range from less than 10 GB up to 6.25 terabytes (TB) per cartridge. The market for magnetic tape products has been in decline, but we continue to enjoy a leading market share. We have a significant intellectual property portfolio, a solid industry reputation, and strong relationships with key original equipment manufacturers (OEMs). Some of our legacy tape formats are proprietary or semi-proprietary and have higher gross profit margins than non-proprietary products. Our magnetic tape products are sold throughout the world under various brands.
Other traditional storage products primarily include optical drives and audio and video tape media.
Secure and Scalable Storage
Secure storage products and software include USB flash drives and external hard drives designed to meet the most stringent security standards to protect data at rest with Federal Information Processing Standard (FIPS) validation, password and biometric authentication, including biometric USB drives, encrypted and biometric hard disk drives, secure portable desktop solutions and software solutions. Flash media products with security features provide margins significantly higher than traditional flash media without data security. These products were sold throughout the world under various brands and as of the end of the 2012 we have consolidated the brands under the IronKey name. We also sell standard USB flash drives and external hard disk drives throughout the world under our Imation, Memorex and TDK Life on Record brands. We source these products from manufacturers primarily in Asia and sell them through a variety of retail and commercial distribution channels around the world. USB flash drives have capacities ranging from 2 GB up to 128 GB and capacities continue to increase as new products are introduced. External hard disk drives have capacities ranging from 500 GB to 3 TB. Scalable storage products include DataGuard data protection appliances and InfiniVault™ storage appliances for active archiving and compliance. Our portfolio also includes the Imation RDX removable hard disk drives which are high-capacity, rugged and removable 2.5-inch hard disk drive cartridges with 320 GB to 1.5 TB capacities. Our storage appliances incorporate RDX technology and we provide RDX removable hard disk drives, single dock systems and multi-bay RDX storage libraries.
With the acquisition of Nexsan, we added additional storage systems to our portfolio including the Nexsan E-Series disk arrays with industry-leading storage density, reliability and power management offering high value block-based storage; the NST line of hybrid storage combining solid state technology with spinning disk to offer high performance and capacity and the Assureon secure archive systems for data offload, compliance and secure cloud deployments.
Audio and Video Information
Our audio and video information products include Apple iPad®, iPod® and iPhone® accessories, headphones, CD players, alarm clocks, portable boom boxes, MP3 players and speakers sold under the Memorex, TDK Life on Record and XtremeMac brands. The portfolio continues to evolve as we focus on higher-margin, differentiated accessories products that respond to consumer demand. We design products to meet user needs and source these products from manufacturers throughout Asia. On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. We will continue our TDK Life on Record business on a more focused basis.
The table below describes our revenue by product category:

	Years Ended December 31,
	2012		2011		2010
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(Dollars in millions)
Traditional storage
Optical products	$426.8	38.8%	$511.9	39.6%	$619.3	42.4%
Magnetic products	286.2	26.0%	327.4	25.4%	347.8	23.8%
Other traditional storage	15.4	1.4%	47.7	3.7%	62.8	4.3%
Total traditional storage	728.4	66.2%	887.0	68.7%	1,029.9	70.5%
Secure and scalable storage	210.1	19.1%	210.1	16.3%	207.5	14.2%
Audio and video information	161.1	14.7%	193.3	15.0%	223.5	15.3%
Total	$1,099.6		$1,290.4		$1,460.9
Our Brands
The Imation brand has been at the forefront of data storage and digital technology for many years. Imation brand products include magnetic tape media, recordable CDs, DVDs and Blu-ray discs, flash products and hard disk drives. The Imation brand includes the DataGuard Data Protection Appliances, InfiniVault™ Storage appliances and RDX® Removable hard disk storage systems. Defender products include secure storage flash drives and external hard drives. Imation brand products are sold throughout the world and target the commercial user and individual consumer.
The Memorex brand was acquired by Imation in 2006. Memorex brand products include recordable CDs, DVDs and Blu-ray discs, optical drives, alarm clocks, portable boom boxes, optical storage accessories, headphones and speakers. Memorex brand products are sold primarily in North America.
The rights to the TDK Life on Record™ brand were acquired by Imation in 2007 under an exclusive long-term license from TDK Corporation (TDK). TDK Life on Record brand products include recordable CDs, DVDs and Blu-ray discs, flash drives, tape cartridges, headphones and speakers which are sold to commercial customers and individual consumers. TDK Life on Record brand products are sold throughout the world.
The XtremeMac brand was acquired by Imation in 2008. XtremeMac brand products include cases, chargers, cables and audio solutions to protect, power and play Apple iPad®, iPod®, iPhone®, Macintosh computer and other devices. XtremeMac products are developed for Apple enthusiasts and are available worldwide.
The IronKey brand was purchased in 2012 (with the 2011 purchase of IronKey, we acquired a license for the use of the IronKey brand but not the brand itself) for its secure storage management software and service, as well as the IronKey brand for secure storage products. In 2012, we consolidated our mobile security portfolio around the IronKey brand. IronKey products include hardware encrypted USB drives, PC on a Stick™ IronKey Workspaces for Microsoft® Windows To Go® and cloud-based or on-premise centralized secure device management solutions. These products are sold through security-focused value-added resellers (VARs) around the world.
The Nexsan brand was acquired by Imation in 2012. Nexsan brand products include E-Series disk arrays, NST line of hybrid storage and Assureon™ secure archive systems. Nexsan storage solutions are ideal for a broad range of applications including Virtual Machine storage, cloud storage, database, surveillance, bulk storage, backup and recovery, disaster recovery and archive.
Business Segments
Through the end of 2012, our business was organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling generally all of our product lines.
The Americas segment, our largest segment by revenue, includes North America, Central America and South America. The United States represents the largest current market for our products. It has a great variety and sophistication of distribution channels including VARs, OEMs, retail outlets, mass merchants and online resellers. The countries in South America and the Caribbean represent potential growth markets with increasing penetration of Information Technology (IT) in the commercial and consumer markets.
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
The chart below breaks out our 2012 revenue by segment:
During the fourth quarter of 2012, we announced the realignment of our global business into two new business units to better align the Company with our key commercial and consumer channels. The two business units will consist of Tiered Storage and Security Solutions (TSS), which will focus on small and medium business, enterprise and government customers; and Consumer Storage and Accessories (CSA), which will focus on retail channels. The Company continued to manage and evaluate results through December 31, 2012 under our historic regional segment presentation but will begin reporting segment information under the new structure beginning with the first quarter of 2013.
See Note 14 - Business Segment Information and Geographic Data in our Notes to Consolidated Financial Statements for further information regarding our business segments.
Customers, Marketing and Distribution
Our products are sold to businesses and individual consumers. No one customer accounted for 10 percent or more of our revenue in 2012, 2011 or 2010.
Our products are sold through a combination of distributors, wholesalers, VARs, OEMs and retail outlets. Worldwide, approximately 39 percent of our 2012 revenue came from distributors, 45 percent came from the retail channel and 16 percent came from OEMs. We maintain a company sales force and a network of distributors and VARs to generate sales of our products around the world.
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
Our primary competitors in recordable optical media include Maxell, JVC, Sony and Verbatim brands. Our primary competitors in magnetic tape media include Fuji, Sony, Maxell and HP brands. Our primary competitors in mobile security products include Kingston, Spyrus, Apricorn and Rocstor. In standard flash media our primary competitors include Kingston, SanDisk, Lexar and PNY. Western Digital and Seagate are our primary competitors in standard external and removable hard drives. These companies generally compete with us in all our regional business segments. While the parent companies that own these brands compete in the removable data storage media market, they generally do not report financial results for these business lines on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate we held a leading market share in 2012 in optical and magnetic products with more than one-third of those markets.
Our primary competitors for our Nexsan products include mid-range storage systems and products from Dell, EMC, NetApp, Quantum and Dot Hill as well as a number of smaller, privately-held storage system companies.
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
The optical market is in secular decline as digital streaming, hard disk and flash media replace optical media in some applications such as music and video recording. While our different brands have varying strengths in different regions of the world, in aggregate we have the leading overall share for recording optical media globally.
The secure flash media market is growing as more companies and individuals become victims of cyber-attacks and as data becomes more mobile. This is generating a marketplace need for flash products with a security overlay. The traditional flash media market is competitive with highly variable price swings driven by NAND chip manufacturing volume and capacity as well as market demand in the much larger embedded flash market. Focused and efficient sourcing and distribution, as well as diligent management of portfolio size, inventories, channel placement and promotional activity are critical elements for success in this market.
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
On July 31, 2007, we acquired substantially all of the assets relating to the marketing, distribution, sales,

customer service and support of removable recording media products, accessory products and ancillary products being sold under the TDK Life on Record brand name (TDK Recording Media), from TDK, including the assets or capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media business. In conjunction with our acquisition of the TDK Recording Media business we also entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement), which allows us to purchase a limited number of Linear Tape-Open, or LTO, Tape media and Blu-ray removable recording media products and accessory products for resale under the TDK Life on Record brand name. TDK agreed to supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK Life on Record brand name during the term of the trademark license agreements. The trademark license agreements will continue unless terminated by TDK no earlier than 2032 (2017 in the case of headphones and speakers) or earlier in the event of a material breach of the trademark license agreement, specific change of control events or default by Imation. The Supply Agreement will continue for so long as TDK manufactures any of the products. TDK owned approximately 18 percent of outstanding Imation Corp. common stock on December 31, 2012.
In 2011, we signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies and we discontinued tape coating operations at our Weatherford, Oklahoma facility. Under the agreement, we collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, and consolidated tape coating operations to the TDK Group Yamanashi manufacturing facility.
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
Research, Development and Engineering
Development and timely introduction of new products are important to our success. We maintain an advanced research facility and invest resources in researching, developing and engineering potential new products and improving existing products. Our research and development expense was $22.8 million, $21.0 million and $16.4 million for 2012, 2011 and 2010, respectively. We invest in research, development, engineering and capital equipment in order to remain competitive and successfully develop and source products that meet market requirements. We are also engaged both on our own and in collaboration with other organizations in certain research programs related to future generations of magnetic tape that do not yet have specific commercialized products in the market. We also invest in research related to our strategic focus on data protection and management, storage hardware, audio and video information products, removable hard drive systems, disk-based storage systems and related software. As noted above, we signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies. Under the agreement, we collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan.
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
During 2012, we were awarded 25 United States patents and at the end of the year held over 316 patents in the United States.
Employees

At December 31, 2012, we employed approximately 1,230 people worldwide, with approximately 540 employed in the United States and approximately 690 employed internationally. Included in our employee count are approximately 200 employees associated with the Nexsan acquisition.
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2012, we had environmental-related accruals totaling $0.4 million and we had minor remedial activities at one of our prior manufacturing facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our accruals.
International Operations
Approximately 59 percent of our total 2012 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors, VARs and relationships with OEMs throughout Europe, Asia, Latin America and Canada. We do not own any manufacturing facilities. See Note 14 - Business Segment Information and Geographic Data in our Notes to Consolidated Financial Statements for further information by geographic region.
As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Executive Officers of the Registrant
Information regarding our executive officers, as defined under Section 16 of the Securities Exchange Act of 1934 (Exchange Act), as of March 13, 2013 is set forth below:
Gregory J. Bosler, age 51, is Senior Vice President and Group President, Consumer Storage and Accessories. From October 2010 to December 2012, he was Senior Vice President of Global Business Management. From May 2010 to October 2010 he was Vice President, Americas, and from January 2009 to April 2010 he was Vice President, Americas Consumer. Prior to joining Imation in January 2009, he was with TTE Corporation, a global consumer electronics manufacturer, where he held the position of Executive Vice President, North America Business Center from August 2004 until February 2008. Prior to that, Mr. Bosler held a series of senior sales and general management positions at Thomson Inc., Pioneer Electronics (USA) and Duracell Inc.
John P. Breedlove, age 55, is Vice President, General Counsel and Corporate Secretary, a position he has held since May 2011. Prior to joining Imation, from July 1993 to May 2011, he served as Vice President of business law and various other positions at Supervalu Inc., a $40 billion food wholesale and retail company and logistics provider. Prior to that role, Mr. Breedlove was an attorney with the law offices of Dorsey & Whitney, Minneapolis, and Graham & James, San Francisco.
Mark E. Lucas, age 58, is President, Chief Executive Officer and a member of our Board of Directors, positions he has held since May 2010. He was President and Chief Operating Officer from March 2009 through May 2010. Prior to joining Imation, he served as Chairman and Chief Executive Officer of Geneva Watch Group, a privately held company that is a leading designer, manufacturer and distributor of watches under both its own brand and licensed brands, from November 2005 to August 2008. Prior to that role, Mr. Lucas served as President and Chief Executive Officer of Altec Lansing Technologies, a manufacturer of consumer audio equipment from June 2001 to August 2005. Mr. Lucas was a member of the Board of Directors of Imation from April 2007 to February 2009 and served as a member of the Company's Audit and Finance Committee and Compensation Committee. Mr. Lucas resigned from the Board of Directors of Imation in connection with his appointment as President and Chief Operating Officer. Mr. Lucas' resignation from the Board of Directors was a requirement of his employment.
Scott J. Robinson, age 46, is Vice President, Corporate Controller and Chief Accounting Officer. He was appointed Vice President in February 2010 and was appointed Corporate Controller and Chief Accounting Officer in August 2007. He joined Imation in March 2004 and held the position of Chief Accountant until August 2007. Prior to joining Imation, he was at Deluxe Corporation, where he held the position of Assistant Corporate Controller from August 2002 to March 2004 and held the position of Director of Internal Audit from June 1999 to August 2002.

R. Ian Williams, age 42, is Vice President and Group President, Tiered Storage and Solutions. He joined Imation in February 2011 as Vice President for Global Marketing and Product Management. Prior to joining Imation, from 2006 to January 2011, he was the executive director of near-line enterprise storage for Seagate Technology, plc, a provider of data storage products, a leader in hard disk drives and storage solutions. From 2004 to 2006, he served as director of RAID solutions and external storage for Adaptec Inc. From 2000 to 2004 and following Compaq's acquisition by Hewlett-Packard Company, a computer software and hardware and IT consulting and services company, Williams was group product manager for Hewlett-Packard's enterprise storage, server storage and infrastructure products.
Paul R. Zeller, age 52, is Senior Vice President and Chief Financial Officer, a position he has held since May 2009. He was Vice President and Chief Financial Officer from August 2004 to May 2009. He has been with Imation since spin-off and held the position of Corporate Controller from May 1998 until August 2004. Prior to joining Imation, he held several accounting management positions with 3M Company.
Availability of SEC Reports
The Securities and Exchange Commission (SEC) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Imation Corp., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
We must make strategic decisions from time to time as to the products and technologies in which we invest and if we focus on products or technologies that do not perform in line with our strategic expectations or if market conditions change, our financial results could be adversely impacted. In February 2011 we announced our transformation strategy, which includes improving gross margins, exiting low margin products, introducing new products in secure and scalable storage, and organic and inorganic growth. In October 2012 we announced the acceleration of our transformation by reorganizing our businesses into two channel-focused business units, and increasing our focus on data storage and security including exploring strategic options with our consumer electronic brands and businesses. If we are not successful in implementing these strategies or if market conditions change adversely for our chosen products or technologies, our financial results could be negatively impacted.
If we do not successfully implement our global restructuring plan and realize the benefits expected from the restructuring, our financial results will be affected. We have initiated a restructuring program in order to realign our business structure and reduce operating expenses in excess of 25 percent. This restructuring program addresses product line rationalization and infrastructure, and includes a reduction of approximately 20 percent of our global workforce. We may not be able to realize the expected benefits and cost savings if we do not successfully realign our businesses and reduce costs. If we are unable to restructure our operations successfully, or on a timely basis, our expectations of future results of operations, including certain cost savings expected to result from the restructuring, may not be met. If difficulties are encountered or such cost savings are otherwise not realized, it could have a material adverse effect on our business, financial condition and results of operations.
The future revenue growth of our business depends in part on the development and performance of our new products. We have experienced revenue declines over prior year in 2012, 2011 and 2010 of $190.8 million or 14.8 percent, $170.5 million or 11.7 percent and $188.6 million or 11.4 percent, respectively. Historically, magnetic and optical products have provided the majority of our revenues. Demand for optical media products is decreasing due to a shift in the use of data streaming and other media for storing data. While demand for data capacity is expected to increase, removable magnetic media market size is expected to decrease in terms of revenue. If we are not successful in growing new product revenues, including revenues related to our recent acquisition of Nexsan, our financial results could be negatively impacted.
Because of the rapid technology changes in our industry, we may not be able to compete if we cannot quickly develop, source, introduce and deliver differentiated and innovative products. We operate in a highly competitive environment against competitors who are both larger and smaller than us in terms of resources and market share. Our industry is characterized by rapid technological change and new product introductions. In these highly competitive and changing markets, our success will depend, to a significant extent, on our ability to continue to develop and introduce differentiated and innovative products cost-effectively and on a timely basis. The success of our offerings is dependent on several factors including our differentiation from competitive offerings, timing of new product introductions, effectiveness of marketing programs and maintaining low manufacturing, sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, actions of competitors or the pace and direction of technology changes.
We may be dependent on third parties for new product introductions or technologies in order to introduce our own new products. We are dependent in some cases upon various third parties for the introduction and acceptance of new products, the timing of which is not entirely in our control. In addition, there can be no assurance that we will maintain existing relationships or forge new OEM relationships. There can also be no assurance that we will continue to have access to significant proprietary technologies through internal development and licensing arrangements with third parties, or that we will continue to have access to new competitive technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships with OEMs or obtaining rights to use competitive technologies, we may become less competitive in certain markets.
We use third-party contract manufacturing services and supplier-provided parts, components, and sub-systems in our businesses and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products. Our reliance on suppliers and third-party contract manufacturing to secure raw materials, parts and components used in our products exposes us to volatility in the price and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers or third-party contract manufacturers, supplier capacity constraints, supplier and third-party contract manufacturer production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Additionally, we may experience changes in the supply and cost of raw materials and key components of our products resulting from the effects of natural disasters. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. No assurances can be given that acceptable cost levels will continue in the future. In addition, some critical raw materials and key components have a limited number of suppliers. If we cannot obtain those raw materials or critical components from the suppliers, we will not be able to produce certain products.
Negative or uncertain global regional economic conditions could result in a decrease in our sales and revenue and an increase in our operating costs, which could adversely affect our business and operating results. Negative or uncertain global or regional economic conditions, including adverse effects of the ongoing sovereign debt crisis in Europe, increased Euro currency exchange rate volatility, and related austerity measures and their potential impact on European economic growth, as well as increased currency exchange rate volatility in the Japanese Yen, could cause many of our direct and indirect customers to delay or reduce their purchases of our products. Further, many of our customers in OEM, distribution and retail channels rely on credit financing in order to purchase our products. Additionally, some of our suppliers pay us quarterly or annual rebates based on the amount of purchases we make from them. If negative conditions in the global credit markets prevent our customers' access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, our suppliers may face challenges in obtaining credit, in selling their products or otherwise in operating their businesses. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.
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
Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We may experience delays in the timing and successful integration of acquired technologies and product development, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation, subject us to an increased risk of intellectual property and other litigation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot assure that we will realize the intended benefits of any acquisition. Acquisitions may require large one-time charges and can result in contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, amortization of identifiable purchased intangible assets, impairment of goodwill or revaluation of contingent consideration, any of which could have a material adverse effect on our business, financial condition or results of operations. If we acquire a business while our market value remains lower than our book value, accounting rules may require us to expense any goodwill associated with a new acquisition.
We have incurred asset impairment charges for intangible assets and goodwill as of December 31, 2012, and may incur more such charges in the future. We evaluate assets on our balance sheet, including such intangible assets, annually as of November 30th or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. In conjunction with the acceleration of our strategic transformation in the fourth quarter of 2012, we evaluated our intangible assets, including goodwill, for impairment and recorded non-cash impairment charges of $283.8 million in the quarter. The intangible asset charges are primarily due to an accelerated secular optical market decline.
Our security products must provide appropriate levels of security to adequately store and protect our customers' data. Many of our secure storage products include software and hardware security such as user authentication, data encryption, and portable digital identities which are designed to prevent digital security breaches. If our products do not provide adequate security and that security is compromised, our customers could be negatively impacted and subject to declining product sales and we could also be subject to litigation and loss of reputation. As an outcome our financial results could be negatively impacted.
Volatility of demand and seasonality may result in our inability to accurately forecast our product purchase requirements. Sales of some of our products are subject to seasonality. For example, sales have typically increased in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. This seasonality makes it more difficult for us to forecast our business, especially in the volatile current global economic environment and its corresponding change in consumer confidence, which may impact typical seasonal trends. If our forecasts are inaccurate, we may lose market share due to product shortages or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to the need for significant working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons. The seasonality of our products could change as a result of our acquisitions and divestitures

Our international operations subject us to economic risk as our results of operations may be adversely affected by changes in political, economic and other conditions and foreign currency fluctuations. We conduct our business on a global basis, with approximately 59 percent of our 2012 revenue derived from operations outside of the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, our business and financial results are affected by fluctuations in world financial markets. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. A recession in any of the regions we serve might affect product demand and cause fluctuations in exchange rates. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results. Additionally, changes in European law or practice related to the imposition or collectability of optical levies could impact our operating results.
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
Our results of operations include our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate and are subject to changes in tax laws and regulations, and to inspection by various tax authorities. Changes in related interpretations and other tax guidance as well as inspections by tax authorities could materially impact our tax receivables and payables and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by tax authorities in multiple jurisdictions. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional issues will arise from time to time. Our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty.
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
Additionally, our audio and video information and data storage product categories are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us.
Significant litigation matters could result in large costs. We are subject to various pending or threatened legal actions in the ordinary course of our business, especially regarding patents related to our data storage and audio and video information products. We are often indemnified by our suppliers; litigation, however, is always subject to many uncertainties and outcomes that are not predictable. We use legal and appropriate means to contest litigation threatened or filed against us, but we have found there is a strong tendency toward litigation in the patent area in our industry and this litigation environment poses a significant business risk. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation.
Changes in the capital and credit markets may negatively affect our ability to access financing. Without such financing we may be unable to achieve our objectives for strategic acquisitions and internal growth. Disruption of the global financial and credit markets may have an effect on our long-term liquidity and financial condition. While we have been able to achieve our current acquisition strategy through operating cash flows and without permanently borrowing on our outstanding credit facility, the need may arise to obtain additional funding. In addition, we used approximately $104.6 million of cash on hand to acquire Nexsan on December 31, 2012.
Based on our current plan of operations, including acquisitions, we believe our cash, when combined with our revolving line of credit available under our outstanding credit facility, will be sufficient to fund our strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next twelve months.
The agreement governing our credit facility contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business. The agreement and instruments governing our outstanding credit facility, and the agreements and instruments governing future debt agreements, may contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that may restrict our ability to:

•	incur more debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	enter into transactions with affiliates;

•	make unapproved acquisitions;

•	transfer or sell assets; and

•	make fundamental changes in our corporate existence and principal business.
In addition, events beyond our control could affect our ability to comply with and maintain these financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our credit facility or any other future debt agreements. An event of default could lead to the acceleration of the maturity of any outstanding loans and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.
Changing laws and regulations have resulted in increased compliance costs for us, which could affect our operating results. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations regarding conflict minerals and newly enacted SEC regulations have created additional compliance requirements. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources as necessary to comply with evolving standards which may result in increased expenses. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could impact our business and financial results.
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
If our stock price falls below $1.00 for thirty consecutive days, our common stock could be delisted from the New York Stock Exchange (NYSE). Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value. If our common stock price closes below $1.00 per share for thirty consecutive days, we may receive notification from the NYSE that our common stock will be delisted from the NYSE unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification. In the future, our common stock price may fall below the NYSE listing requirements, with the result being that our common stock might be delisted, which could adversely affect the liquidity and price of our common stock and which could have a long-term impact on our ability to raise future capital through the sale of our common stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties
Our worldwide headquarters is located in Oakdale, Minnesota, in the United States of America. Our principal facilities, and the functions at such facilities, are listed below for each reporting segment. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs.

Facility	Function

Americas
Oakdale, Minnesota (owned)	Sales/Administrative/Laboratory facility/Corporate headquarters
Thousand Oaks, California (leased)	Sales/Assembly
Campbell, California (leased)	Sales/Distribution Center
Europe
Hoofddorp, Netherlands (leased)	Sales/Administrative/European regional headquarters
North Asia
Tokyo, Japan (leased)	Sales/Administrative/North Asia regional headquarters
South Asia
Kings Park, Australia (leased)	Sales/Administrative/Distribution Center
Singapore (leased)	South Asia regional headquarters

Item 3.	Legal Proceedings.
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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of December 31, 2012, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our operating results.
In 2009 we entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53.0 million over a period of three years. Based on the present value of these settlement payments, we recorded a charge of $49.0 million in 2009. We made payments of $16.5 million, $8.3 million, $8.2 million and $20.0 million in 2012, 2011, 2010 and 2009, respectively, in full satisfaction of this settlement. Interest accretion of $0.5 million, $1.2 million and $1.5 million was recorded in 2012, 2011 and 2010, respectively. The interest accretion is included in the interest expense on our Consolidated Statements of Operations.
We are also subject to several pending or threatened legal action by the individual European national levy collecting societies in relation to private copyright levies under the European Copyright Directive. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for further discussion of this directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on the financial condition, results of operations or cash flows. We anticipate that court decisions may be rendered in 2013 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) — (b)
As of March 6, 2013, there were 41,508,767 shares of our common stock, $0.01 par value (common stock), outstanding and held by 20,009 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IMN.” No dividends were declared or paid during 2012 or 2011. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Unregistered Sales of Equity Securities

On December 31, 2012, Imation Corp. entered into an agreement to purchase Nexsan. A portion of the consideration paid to Nexsan consisted of 3,319,324 shares of our common stock. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended (Securities Act), pursuant to Section 4 (2) of the Securities Act. The Company filed a registration statement on Form S-3 under the Securities Act for the resale of such shares.

The following table sets forth, for the periods indicated, the high and low sales prices of common stock as reported on the New York Stock Exchange.

	2012 Sales Prices		2011 Sales Prices
	High	Low	High	Low
First quarter	$6.42	$5.67	$12.36	$9.81
Second quarter	$6.30	$5.54	$11.97	$8.50
Third quarter	$5.98	$5.40	$9.98	$6.64
Fourth quarter	$5.69	$3.95	$8.00	$5.40
(c)
Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
October 1, 2012 - October 31, 2012	—	$—	—	4,159,830
November 1, 2012 - November 30, 2012	295,242	4.12	291,506	3,868,324
December 1, 2012 - December 31, 2012	106,124	4.37	104,485	3,763,839
Total	401,366	$4.19	395,991	3,763,839
(a) The purchases in this column include shares repurchased as part of our publicly announced programs and include 5,375 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) On May 3, 2012, the Company announced that on May 2, 2012 our Board of Directors authorized a share repurchase program of 5 million shares of common stock. The authorization has no expiration date. The Company's previous authorization, which had 1.2 million shares remaining for purchase, was canceled with the new authorization.
Stock Performance Graph
The graph and table below compare the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and ArcaEx Tech 100 Index, formerly known as the Pacific Stock Exchange High Technology Index, over the same period. The graph and table assume the investment of $100 on December 31, 2007 in each of our common stock, the S&P MidCap 400 Index and the ArcaEx Tech 100 Index and reinvestment of all dividends.

(Total Return Index)	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Imation Corp.	$100.00	65.00	41.77	49.38	27.44	22.37
S&P Midcap 400 Index	$100.00	62.72	84.67	105.72	102.44	118.90
ArcaEx Tech 100 Index	$100.00	65.01	93.01	115.52	114.66	137.47

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data.*

	2012	2011	2010	2009	2008
	(Dollars in millions, except per share data)
Statement of Operations Data:
Net revenue	$1,099.6	$1,290.4	$1,460.9	$1,649.5	$1,981.0
Gross profit	202.3	216.7	226.4	264.0	338.8
Selling, general and administrative	210.7	203.7	202.5	229.7	287.6
Research and development	22.8	21.0	16.4	20.4	23.6
Litigation settlement	—	2.0	2.6	49.0	—
Goodwill impairment	23.3	1.6	23.5	—	32.4
Intangible impairments	260.5	—	—	—	—
Restructuring and other	21.1	21.5	51.1	26.6	28.9
Operating loss	(336.1)	(33.1)	(69.7)	(61.7)	(33.7)
Loss from continuing operations	(340.7)	(46.7)	(158.3)	(44.0)	(37.8)
Net loss	(340.7)	(46.7)	(158.5)	(42.2)	(33.3)
Loss per common share from continuing operations:
Basic	(9.09)	(1.24)	(4.19)	(1.17)	(1.01)
Diluted	(9.09)	(1.24)	(4.19)	(1.17)	(1.01)
Net loss per common share:
Basic	(9.09)	(1.24)	(4.19)	(1.13)	(0.89)
Diluted	(9.09)	(1.24)	(4.19)	(1.13)	(0.89)
Balance Sheet Data:
Cash and cash equivalents	$108.7	$223.1	$304.9	$163.4	$96.6
Accounts receivable, net	220.8	234.9	258.8	314.9	378.3
Inventories	166.0	208.8	203.3	235.7	363.2
Property, plant and equipment, net	58.9	55.4	66.9	109.8	122.4
Intangible assets, net	81.9	321.7	320.4	337.3	357.0
Total assets	793.5	1,149.3	1,251.0	1,393.8	1,540.0
Accounts payable	162.7	205.2	219.2	201.4	296.1
Long-term debt	—	—	—	—	—
Total liabilities	393.1	425.6	469.3	466.6	595.4
Total shareholders’ equity	400.4	723.7	781.7	927.2	944.6
Other Information:
Current ratio	1.6	2.0	2.1	2.4	2.0
Days sales outstanding(1)	59	58	57	60	63
Days of inventory supply(1)	89	85	69	75	112
Return on average assets(2)	(35.5)%	(3.9)%	(11.8)%	(3.1)%	(2.4)%
Return on average equity(2)	(60.6)%	(6.2)%	(18.0)%	(4.8)%	(3.7)%
Dividends per common share	$—	$—	$—	$—	$0.56
Capital expenditures	$10.2	$7.3	$8.3	$11.0	$13.6
Number of employees	1,230	1,130	1,115	1,210	1,570
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
Imation is a global scalable storage and data security company. Our portfolio includes commercial and consumer data storage and security products as well as products designed to manage audio and video information in the home. Imation reaches customers in more than 100 countries through a global distribution network and well recognized brands.
The following discussion is intended to be read in conjunction with Item 1. Business and our Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Imation's actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Basis of Presentation
The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See Note 2 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for further information regarding consolidation. References to “Imation,” the “Company,” “we,” “us” and “our” are to Imation Corp, and its subsidiaries and consolidated entities. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
Overview
Following is a summary of significant items impacting the Company during the year that impacted our operating results, liquidity and capital structure in 2012:
Strategic Transformation
During the fourth quarter of 2012, we announced the acceleration of our strategic transformation, including the planned realignment of our global business into two new business units, a cost reduction program and our increased focus on data storage and security including exploring strategic options for our consumer electronics brands and businesses. As our traditional media businesses decline, we are accelerating our business transformation to further focus on data storage and data security. Further, on February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. We will continue our TDK Life on Record business on a more selective basis.
The realignment of our global business into two new business units will better align the Company with our key commercial and consumer channels. The two business units will consist of Tiered Storage and Security Solutions (TSS), which will focus on small and medium business and enterprise and government customers; and Consumer Storage and Accessories (CSA), which will focus on retail channels. We continued to manage and evaluate results through December 31, 2012 under our historic regional segment presentation but will report segment information under the new structure beginning with the first quarter of 2013. See Note 14 - Business Segment Information and Geographical Data in our Notes to Consolidated Financial Statements for more information on our business segments.
In October 2012, the Board of Directors approved a restructuring program in order to realign our business structure and reduce operating expenses by more than 25 percent over time. This restructuring program addresses product line rationalization and infrastructure, and includes a reduction of approximately 20 percent of our global workforce. These actions are being implemented beginning in 2013. We anticipate we will incur cash charges up to $40 million, with total charges between $50 million and $60 million (excluding charges associated with goodwill and intangible asset impairments), the majority of which will occur in 2013. See Note 7 - Restructuring and Other Expense in our Notes to Consolidated Financial Statements for more information on the restructuring program.
In conjunction with the acceleration of our strategic transformation in the fourth quarter of 2012, we evaluated our intangible assets, including goodwill, for impairment and recorded non-cash impairment charges of $283.8 million in the quarter. The intangible asset charges are primarily due to an accelerated secular optical market decline. See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for further information on the impairment charges.
Product Overview
Optical media product revenue comprised 38.8 percent, 39.6 percent and 42.4 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. The optical media market continues to contract and such contractions accelerated in 2012 as consumers continued to adopt alternatives such as digital streaming, hard disk and flash media, resulting in decreasing revenues. We believe we are generally maintaining our worldwide market share. During 2011 and 2010 we saw significant price increases for the raw materials required to produce optical media, particularly polycarbonate which is made out of oil and silver. These raw materials price increases were passed on to us in 2011 by our suppliers and although they were subsequently mitigated in part by successfully negotiated price increases with our customers, they resulted in gross margin pressures. The contracting optical media market size and increasing raw materials prices impacted all of our segments resulting in decreasing revenues and gross margins. During 2011, we reversed $7.8 million of accruals related to prior year European optical media copyright levies payable for which we considered payment remote due to the European Court of Justice (ECJ) ruling on the European Copyright Directive, which became effective in 2002. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for further information regarding levies.
Magnetic product revenue comprised 26.0 percent, 25.4 percent and 23.8 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. While we expect the demand for data storage capacity to increase, advances in technology allow increasingly more data to be stored on a single unit of magnetic tape and thus, over the recent past, the market has declined each year. While the market is getting smaller, we believe we are maintaining our market share in all of our regional business segments. We discontinued tape coating operations at our Weatherford, Oklahoma facility in 2011 in order to gain efficiencies and reduce manufacturing costs. We signed a strategic agreement with TDK Corporation to jointly develop and manufacture magnetic tape technologies. Under the agreement, we are collaborating on the research and development of future tape formats in both companies' research centers in the United States and Japan and we consolidated tape coating operations to the TDK Yamanashi manufacturing facility. The contracting magnetic tape market size impacted all of our segments resulting in decreasing revenues, and we expect these trends to continue into 2013.
Other traditional storage product revenue comprised 1.4 percent, 3.7 percent and 4.3 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. We expect the demand for audio video tape and optical drives, the products which comprise the majority of the revenue in this category, to decrease over time.
Secure and scalable storage product revenue comprised 19.1 percent, 16.3 percent and 14.2 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. The increase as a percent of total revenue for this component reflects our investment in secure and scalable storage products through our acquisitions in 2011. We continued our strategy of investing in growth platforms in data storage and security solutions with the acquisition of Nexsan Corporation (Nexsan) on December 31, 2012. The acquisition of Nexsan brings us a proven technology platform and a robust portfolio of disk-based and hybrid disk-and-solid-state storage systems and is expected to significantly accelerate our growth in the small and medium-sized business and distributed enterprise storage markets. Imation will provide the Nexsan business with global scale and a well-known storage brand for global expansion. We expect growth in these secure and scalable products as a result of the businesses we acquired in 2011 and 2012.
Audio and video information product revenue comprised 14.7 percent, 15.0 percent and 15.3 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. Declines in these products were driven by decreased revenue in the United States as we continued to experience a very difficult retail environment for the products we sell. As a part of the acceleration of our strategic transformation and our increased focus on data storage and security, on February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses, which represent a significant portion of this product group. We will continue our TDK Life on Record business on a more focused basis.
Executive Summary

Consolidated Results of Operations for the Twelve Months Ended December 31, 2012

•	Revenue of $1,099.6 million in 2012 was down 14.8 percent compared with revenue of $1,290.4 million in 2011.

•	Gross margin of 18.4% percent in 2012 was up from 16.8% percent in 2011.

•	Selling, general and administrative expense was $210.7 million in 2012, up $7.0 million, compared with $203.7 million in 2011.

•	Research and development expense was $22.8 million in 2012, up $1.8 million, compared with $21.0 million in 2011.

•	We recorded non-cash goodwill impairment charges of $23.3 million in 2012 and $1.6 million in 2011 and recorded non-cash intangible impairment charges of $260.5 million in 2012.

•	Restructuring and other expense was $21.1 million in 2012 and $21.5 million in 2011, from previously announced restructuring programs.

•	Other (income) expense was $5.0 million in 2012, down $4.8 million, compared with $9.8 million in 2011.

•	Operating loss was $336.1 million in 2012 compared with an operating loss of $33.1 million in 2011.

•	The income tax benefit was $0.4 million in 2012 compared with an income tax provision of $3.8 million in 2011.

Cash Flow/Financial Condition for the Twelve Months Ended December 31, 2012

•	Cash and cash equivalents totaled $108.7 million as of December 31, 2012 compared with $223.1 million at December 31, 2011. The reduction was due mainly to the Nexsan acquisition.

•
Cash used in operating activities was $8.5 million for the twelve months ended December 31, 2012 compared with cash used in operating activities of $16.3 million for the twelve months ended December 31, 2011.

Results of Operations
Net Revenue

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Net revenue	$1,099.6	$1,290.4	$1,460.9	(14.8)%	(11.7)%
Our worldwide revenue in 2012 decreased compared with 2011, driven by declines in our maturing traditional storage products and our audio and video information products. Several continuing macro-economic factors, including the broad-based European economic downturn, a soft global IT environment and a weak U.S. retail environment for the products we sell, had an impact on our revenue in 2012. From a product perspective, the decrease in revenue included declines in traditional storage products of $158.6 million comprising $85.1 million from optical products, $41.2 million from magnetic products and $32.3 million from other traditional storage products, as well as decreased revenue from audio and video information products of $32.2 million. Secure and scalable products remained flat in 2012 compared to 2011 as a $20.4 million decline in commodity flash products, driven by continued market place price degradation, was offset by a $14.3 million increase in our mobile security products as well as increases in our other secure and scalable products. Revenue for 2012 compared to 2011 was negatively impacted by foreign currency translation of one percent.
Our worldwide revenue in 2011 decreased compared with 2010 due to declines in traditional storage products of $142.9 million, including $107.4 million from optical products and $20.4 million from magnetic products, as well as $30.2 million from audio and video information products, driven by planned rationalization of our video products, offset partially by increases in secure and scalable storage products of $2.6 million. Revenue was positively impacted by foreign currency translation of four percent.
Gross Profit

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Gross profit	$202.3	$216.7	$226.4	(6.6)%	(4.3)%
Gross margin	18.4%	16.8%	15.5%
Gross profit decreased in 2012 compared with 2011 due primarily to lower revenue from all major product categories, as well as lower gross margins on traditional storage products, partially offset by higher gross margins on secure and scalable storage products. Gross profit in 2012 benefited from lower inventory write-offs compared to 2011 with write-offs of $2.3 million and $9.1 million recorded in 2012 and 2011, respectively. Gross profit during

2011 benefited from $7.8 million related to the reversal of European levies accrued in prior years for which we considered payment remote.
Gross profit decreased in 2011 compared with 2010 due primarily to lower revenues from optical products and magnetic products, as well as inventory write-offs of $9.1 million which were part of our restructuring programs, offset partially by higher gross margins on all product categories. Optical gross profit benefited from the $7.8 million reversal of European levies and price increases which were partially offset by optical supplier price increases of $12.8 million.
Total gross margins increased in 2012 compared with 2011 due primarily to a shift in product mix to higher gross margin products along with improved gross margins in secure and scalable storage and audio and video information. Gross margins for traditional storage products were flat at 19.0 percent compared with 2011. Gross margins for secure and scalable storage products rose 3.7 points to 18.8 percent compared with 2011 due to favorable changes in product mix as a result of revenue growth in our mobile security products. Gross margins for audio and video information products rose 3.4 points to 16.4 percent compared with 2011 due to favorable changes in product mix as a result of revenue growth in higher margin headphones, cases and other accessories.
Total gross margins increased in 2011 compared with 2010 due primarily to the reversal of European levies accrued as well as price increases, offset partially by optical supplier cost increases along with changes in product mix.
Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Selling, general and administrative	$210.7	$203.7	$202.5	3.4%	0.6%
As a percent of revenue	19.2%	15.8%	13.9%
SG&A expense increased in 2012 compared with 2011 due primarily to the additional ongoing SG&A expense of $12.2 million and intangible amortization of $2.3 million related to our acquired businesses partially offset by cost reductions achieved.
SG&A expense was essentially flat in 2011 compared with 2010 and was impacted by lower compensation expense, the reversal of a bad debt reserve of $2.7 million and cost control actions, offset by additional ongoing SG&A expenses related to our acquired businesses. This resulted in an increase in our SG&A expense as a percent of revenue in 2011 compared to 2010.
Research and Development (R&D)

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Research and development	$22.8	$21.0	$16.4	8.6%	28.0%
As a percent of revenue	2.1%	1.6%	1.1%
R&D expense increased in 2012 compared with 2011 due to our acquisitions and investment to support growth initiatives in secure and scalable storage products.
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
Goodwill Impairment

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Goodwill impairment	$23.3	$1.6	$23.5

We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period.
During 2011, we acquired the assets of MXI Security, from Memory Experts International Inc., (MXI) and the secure data storage hardware business of IronKey Systems Inc. (IronKey) which resulted in goodwill of $21.9 million and $9.4 million, respectively. These businesses, along with our Imation Defender brand, make up our Americas-Mobile Security reporting unit. The carrying value of our Mobile Security reporting unit included $31.3 million of goodwill prior to our 2012 impairment testing.
During the second and third quarters of 2012, we adjusted our internal financial forecast for our Americas-Mobile Security reporting unit due to changes in timing of expected cash flows and lower expected short-term revenues and lower gross margins. As we considered these factors to be an event that warranted an interim test as to whether the goodwill was impaired, we performed an impairment test as of each of these periods. These impairment tests resulted in no impairment of goodwill as the estimated fair value of the reporting units exceeded the carrying value in step 1 of the impairment tests by 43.3 percent and 17.7 percent, during the second and third quarter of 2012, respectively. During the fourth quarter of 2012, our internal financial forecast for our Americas-Mobile Security reporting unit was again adjusted with further declines in our revenue and gross margin projections resulting from lower expectations in the high-security market segment. In accordance with our policy, we performed our annual assessment of goodwill in the Americas-Mobile Security reporting unit during the fourth quarter of 2012 and, as a result of this assessment, it was determined that the fair value of our Mobile Security reporting unit was impaired. We recorded an impairment charge of $23.3 million to the Americas reporting segment in the Consolidated Statements of Operations.
In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue and gross margin expectations and terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The significant assumptions used include a discount rate of 16.0 percent to reflect the relevant risks of the higher growth assumed for the Americas-Mobile Security reporting unit, revenue growth rates, which were forecasted to be significant, and a terminal growth rate of 2.5 percent.
An increase in the discount rate of one percent would have decreased the reporting unit's fair value by approximately 4.0 percent while a decrease in the discount rate by one percent would have increased the reporting unit's fair value by 4.7 percent. The revenue growth rates in 2013 through 2015 are significant assumptions within the projections.
During 2011, we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx) which resulted in goodwill of $1.6 million. The goodwill was allocated to our existing Americas-Commercial reporting unit. Based on an interim goodwill impairment test performed at March 31, 2011, we determined that the goodwill in the Americas-Commercial reporting unit, including the assets of Encryptx, exceeded the implied fair value and, therefore, the goodwill was fully impaired. As a result, a $1.6 million charge was recorded in 2011 in restructuring and other in the Consolidated Statements of Operations.
During 2010, we made certain changes to our business segments. As a result of the segment change in 2010, the $23.5 million of goodwill which was previously allocated to the Electronics Products segment was merged into the Americas-Consumer reporting unit. The Americas-Consumer reporting unit had a fair value that was significantly less than its carrying amount prior to the combination, which is a triggering event for an interim goodwill impairment test. A two-step impairment test was performed to identify a potential impairment and measure an impairment loss to be recognized. Based on the goodwill test performed in the second quarter of 2010, we determined that the carrying amount of the reporting unit significantly exceeded its fair value and that the $23.5 million of goodwill was fully impaired.
See Note 2 - Summary of Significant Accounting Policies and Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements as well as Critical Accounting Policies and Estimates for further background and information on goodwill impairments.
Intangible Impairments
During the fourth quarter of 2012, we determined that the results of our revised internal financial forecast, which was finalized during the quarter and took into account the expected actions and outcomes associated with the acceleration of our strategic transformation (as further described in above), qualified as a triggering event for impairment testing. This required the assessment of the recoverability of the long-lived assets (including definite-lived intangible assets) included in all of our asset groups with the exception of the recent acquisition of Nexsan. As a result of this event, we compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain intangible asset groups exceeded their fair value. We generally determined our asset groups to be associated with our various brands as that is the lowest level for which identifiable cash flows are largely independent of one another. We then calculated the impairment of these asset groups as the excess of their carrying value over their discounted fair value and as a result we recorded an impairment loss of $260.5 million which was recorded in the Consolidated Statements of Operations.
In calculating the discounted fair value of the asset groups, we used the income approach, a valuation technique under which we estimate future cash flows using our financial forecasts associated with the asset groups. Our expected cash flows are affected by various significant assumptions, including projected sales, gross margin and expense expectations as well as a discount rate. Our analysis utilized forecasted cash flows ranging from a four year to a 10 year period depending on the asset group, and our business plans served as the basis for these cash flow assumptions. The analysis utilized discount rates ranging from 15.0 percent to 15.5 percent depending on the asset group. An increase in the discount rate of one percent would have decreased the intangible asset fair value by approximately 3.0 percent while a decrease in the discount rate by one percent would have increased the intangible asset fair value by 3.0 percent.
Litigation Settlements
A litigation settlement charge of $2.0 million was recognized in 2011. We entered into a settlement with Advanced Research Corp. (ARC) under which we agreed to pay ARC $2.0 million to settle a dispute relating to a supply agreement under which we purchased magnetic heads to write servo patterns on magnetic tape.
A litigation settlement charge of $2.6 million was recognized in 2010. On January 11, 2011, we signed a patent cross-license agreement with SanDisk Corporation (SanDisk) to settle two patent cases filed by SanDisk in Federal District Court against our flash memory products, including USB drives and solid state disk drives. Under the terms of the cross-license, we will pay SanDisk royalties on certain flash memory products that were previously not licensed. The specific terms of the cross-license are confidential. The cross-license agreement required us to make a one-time payment of $2.6 million in 2011, which was included in litigation settlement expense in the Consolidated Statements of Operations during 2010.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for further information.

Restructuring and Other
The components of our restructuring and other expense included in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Restructuring
Severance and related	$16.9	$7.0	$13.0
Lease termination costs	0.6	3.3	1.7
Other	2.2	1.1	—
Gain on sale of fixed assets held for sale	(0.7)	—	—
Total restructuring	$19.0	$11.4	$14.7
Other
Contingent consideration fair value adjustment (Note 4)	(8.6)	—	—
Intangible asset abandonment (Note 6)	1.9	—	—
Acquisition and integration related costs	3.7	2.6	—
Pension settlement/curtailment (Note 9)	2.4	2.5	2.8
Asset disposals	—	7.0	—
Asset impairments	—	—	31.2
Other	2.7	(2.0)	2.4
Total	$21.1	$21.5	$51.1
2012 Global Processing Improvement Restructuring Program
On October 22, 2012, the Board of Directors approved the Global Processing Improvement Restructuring Program (GPI Program) relating to the realignment of our business structure and reduction of our operating expenses in excess of 25 percent over time. This program addresses product line rationalization and infrastructure, and is anticipated to include a reduction of approximately 20 percent of our global workforce. As it pertains to this restructuring program, we anticipate we will incur cash payments up to $40 million, with total charges to our Statement of Operations between $50 million and $60 million (excluding charges associated with goodwill and intangible asset impairments), the majority of which will occur in 2013. This restructuring action is anticipated to include between $15 million and $25 million for severance and one-time termination benefits, between $5 million and $15 million for asset impairments, excluding goodwill and intangible asset impairments recorded in 2012, and between $20 million and $25 million for other charges. This program was required due to current and future expected revenue declines. These actions are being implemented beginning in 2013.
During 2012, we recorded restructuring charges of $14.9 million associated with this program. These charges were primarily associated with severance related activity and were included in restructuring and other in our Consolidated Statements of Operations.
2011 Corporate Strategy Restructuring Program
On January 31, 2011, the Board of Directors approved the 2011 Corporate Strategy Restructuring Program (2011 Corporate Program) to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program included charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with our announced strategy. Since the inception of this program, we have recorded a total of $13.4 million of severance and related expenses, $3.5 million of lease termination and modification costs, $1.6 million of inventory write-offs, $0.3 million related to a pension curtailment charge and $0.9 million of other charges. Inventory write-offs are included in cost of goods sold in our Consolidated Statements of Operations. At December 31, 2012, we had approximately $15 million of authorized spending amounts remaining related to this program. At December 31, 2012, this remaining authorization was transferred and added to the GPI program and any future charges as well as the remaining spend relating to the 2011 Corporate Program will be accounted for under the 2012 GPI Program.
During 2012, we recorded restructuring charges of $4.2 million associated with this program. These charges were primarily associated with severance and were included in restructuring and other in our Consolidated Statements of Operations.
During 2011, we recorded restructuring charges of $10.2 million primarily related to severance and lease termination costs. In addition, we also recorded inventory write-offs of $1.6 million related to the planned rationalization of certain product lines as part of this program, which are included in cost of goods sold in our Consolidated Statements of Operations.
During 2010, we recorded restructuring charges of $3.4 million for severance and related expenses.
Other Prior Programs Substantially Complete
We have had activity related to two programs, as described further below, that were initiated in prior years and are now substantially complete. The 2011 Manufacturing Redesign Restructuring Program (2011 Manufacturing Program) was initiated during the first quarter of 2011 to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility and subsequently close the facility. The 2008 Corporate Redesign Restructuring Program (2008 Corporate Program) was initiated during the fourth quarter of 2008 and aligned our cost structure by reducing SG&A expenses. We reduced costs by rationalizing key accounts and products and by simplifying our corporate structure globally.
During 2012, we recorded a gain on the sale of assets from the Weatherford facility of $0.7 million and charges of $0.6 million related to our 2011 Manufacturing Program. These costs were included in restructuring and other in our Consolidated Statements of Operations.
During 2011, we recorded restructuring charges of $0.3 million for lease termination and modification costs and $0.9 million of site clean-up expenses related to our 2011 Manufacturing Program. These costs were included in restructuring and other in our Consolidated Statements of Operations. We also recorded non-cash inventory write-offs of $7.5 million, relating to our 2011 Manufacturing Program, which were included in cost of goods sold in our Consolidated Statements of Operations.
During 2010, we recorded restructuring charges of $3.2 million for severance and related expenses and non-cash inventory write-offs of $14.2 million in connection with our 2011 Manufacturing Program. The inventory write-offs are included in cost of goods sold in our Consolidated Statements of Operations. During 2010, we recorded $6.4 million of severance and related expenses and $1.7 million of lease termination costs related to our 2008 Corporate Program.
Other
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
During 2012, we recorded acquisition and integration related costs of $3.7 million and other costs of $2.7 million. These costs were recorded in restructuring and other expense in the Consolidated Statements of Operations. In addition, we recorded inventory write-offs of $2.3 million related to the planned rationalization of certain product lines, which are included in cost of goods sold in our Consolidated Statements of Operations.
During 2011, we recorded acquisition and integration related costs as a result of our acquisition activities of $2.6 million. Additionally, we amended a long-term disability benefit plan, resulting in a $2.0 million gain. These items were recorded in restructuring and other expense in our Consolidated Statements of Operations.
Our Camarillo, California manufacturing facility ceased operations on December 31, 2008 and the facility, comprised of a building and property, was classified as held for sale. During 2011, in an effort to increase the salability of the property, we demolished the building which resulted in a $7.0 million loss on disposal during the period. The land related to the facility continues to meet the criteria for held for sale accounting and, therefore, remains classified in other current assets on the Consolidated Balance Sheet as of December 31, 2012 at a book value of $0.2 million. On October 7, 2011 we entered into an agreement to sell the land for $10.5 million, contingent upon the change of certain zoning requirements for the land as well as other standard conditions. If these conditions are met, the sale is expected to close in 2013.
During 2010 we recorded $0.2 million of other charges related to the 2008 Corporate Program. Additionally during 2010, other expenses included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer, including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.
In 2010, certain assets held primarily at our Weatherford, Oklahoma facility were determined to be impaired in accordance with the provisions of impairment of long-lived assets. These long-lived assets held and used include the property, building and equipment primarily related to the manufacturing of magnetic tape which was consolidated to the TDK Group Yamanashi manufacturing facility in 2011 as a part of our 2011 Manufacturing Program. The land and building had a carrying amount of $17.0 million and were written down to their fair value of

$2.3 million, resulting in an impairment charge of $14.7 million during 2010. The fair value of the equipment was assessed based upon sales proceeds from similar equipment sold as part of the closing of our Camarillo, California facility. The Weatherford equipment had a carrying amount of $17.4 million and was written down to its fair value of $0.9 million resulting in an impairment charge of $16.5 million during 2010. The impairments were recorded as part of restructuring and other charges in our Consolidated Statements of Operations in 2010. As of June 30, 2011, our Weatherford facility met the criteria for classification as held for sale outlined in the accounting guidance for the sale of a long-lived asset. Accordingly, the book values of the building and property of $2.3 million were transferred into other current assets on our Consolidated Balance Sheets and are no longer being depreciated.
Operating Loss

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Operating loss	$(336.1)	$(33.1)	$(69.7)	NM	(52.5)%
As a percent of revenue	(30.6)%	(2.6)%	(4.8)%
_______________________________________
NM - Not meaningful
Operating loss increased in 2012 compared with 2011 due primarily to intangible asset impairment losses of $260.5 million and a goodwill impairment charge of $23.3 million.
Operating loss decreased in 2011 compared with 2010 due primarily to lower restructuring and other charges of $29.6 million and lower goodwill impairment charges of $21.9 million, partially offset by lower revenue resulting in lower gross profit of $9.7 million as well as higher R&D expense of $4.6 million, each as discussed above.

Other (Income) and Expense

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Interest income	$(0.5)	$(0.9)	$(0.8)	(44.4)%	12.5%
Interest expense	2.9	3.7	4.2	(21.6)%	(11.9)%
Other, net	2.6	7.0	3.3	(62.9)%	112.1%
Total	$5.0	$9.8	$6.7	(49.0)%	46.3%
As a percent of revenue	0.5%	0.8%	0.5%
Other expense decreased in 2012 compared with 2011. Interest expense decreased compared with 2011 due to lower amortization of capitalized fees related to securing our credit facility and decreased imputed interest related to our liability for the Philips litigation settlement, while interest income decreased slightly compared with 2011. Other, net includes foreign currency losses and gains or losses from investments. Other expense decreased in 2012 compared with 2011 due to decreases in foreign currency losses of $3.0 million. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk, and as a result, we experience some volatility, especially in periods of significant foreign currency fluctuation. Other, net in 2012 also includes an investment recovery of $0.9 million.
Other expense increased in 2011 compared with 2010. Interest income remained relatively constant in 2011 compared with 2010. Our interest expense decreased in 2011 compared with 2010 due to decreased amortization of capitalized fees related to securing our credit facility and decreased imputed interest related to our liability for the Philips litigation settlement. Other expense increased in 2011 compared with 2010 due to increases in foreign currency losses of $2.4 million. Other expense in 2010 benefited $2.0 million from a recovery of a note receivable from a commercial partner.
Income Tax Provision (Benefit)

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Income tax provision (benefit)	$(0.4)	$3.8	$81.9
Effective tax rate	NM	NM	NM
_______________________________________
NM - Not meaningful
The 2012 income tax benefit primarily represents tax expense related to operations outside the United States, offset by tax benefit from settlements with taxing authorities during 2012 and activity in other comprehensive income. We maintain a valuation allowance related to our U.S. deferred tax assets and certain foreign net operating losses. Because of the valuation allowances, the effective tax rates for 2012, 2011 and 2010 are not meaningful.
The change in our income tax benefit for 2012, as compared to our 2011 tax provision, was primarily due to lower withholding tax expense incurred during 2012, settlements with taxing authorities concluded during 2012, the impact of activity in other comprehensive income and the mix of taxable income (loss) by country.
The change in our income tax provision for 2011, as compared to 2010, was primarily due to the establishment of a valuation allowance in 2010 on our U.S. deferred tax assets, a $5.0 million benefit for the reversal of a foreign net operating loss valuation allowance in 2011 and changes in the mix of income/loss by jurisdiction.
Other items that had an impact on the 2010 effective tax rate included a change in the state tax effective rate, reserves for uncertain tax positions, foreign earnings subject to U.S. taxation, and changes in the mix of income by jurisdiction. See Note 10 - Income Taxes in our Notes to Consolidated Financial Statements for further information.
As of December 31, 2012 and 2011, we had valuation allowances of $239.1 million and $141.1 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain U.S. and foreign operating loss carryforwards, certain U.S. deferred tax deductions and certain tax credit carryforwards.
Segment Results
Our business is organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling all of our product lines.

•	Our Americas segment includes North America, Central America and South America.

•	Our Europe segment includes Europe and parts of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, the Middle East and parts of Africa
We evaluate segment performance based on revenue and operating income (loss). Revenue for each segment is generally based on customer location where the product is shipped. The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment, intangible asset impairments, research and development expense, corporate expense, stock-based compensation expense, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments.
In 2012, all of our segments were impacted by several macro-economic factors including the broad-based European economic downturn and its effect on the rest of the world, a soft global IT environment as well as a weak U.S. retail environment related to the products we sell.
Information related to our segments is as follows:

Americas

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Net revenue	$504.7	$595.9	$712.9	(15.3)%	(16.4)%
Operating income	2.9	8.4	36.8	(65.5)%	(77.2)%
As a percent of revenue	0.6%	1.4%	5.2%
The Americas segment is our largest segment comprising 45.9 percent, 46.2 percent and 48.8 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. The decrease in the Americas segment revenue in 2012 compared with 2011 was primarily due to declines in our maturing traditional storage products and our audio and video information products. From a product perspective, the decrease in revenue was primarily comprised of lower revenue from audio and video information products of $41.1 million and optical products of $38.4 million as well as lower revenue from magnetic products of $17.5 million. These declines were partially offset by higher revenue from secure and scalable storage products of $12.5 million.
Operating income decreased in 2012 compared with 2011 driven primarily by lower gross profit due to lower revenues in our traditional storage products and audio and video information products and higher SG&A and R&D expenses, partially offset by higher gross profit due to higher gross margins on optical media and secure and scalable storage products.
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
  Europe

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Net revenue	$208.8	$248.0	$289.8	(15.8)%	(14.4)%
Operating (loss) income	(3.9)	10.3	(0.6)	(137.9)%	NM
As a percent of revenue	(1.9)%	4.2%	(0.2)%
_______________________________________
NM - Not meaningful
The Europe segment revenue comprised 19.0 percent, 19.2 percent and 19.8 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. The decrease in the Europe segment revenue in 2012 compared with 2011 was driven primarily by declines in our maturing traditional storage products of $37.8 million. From a product perspective, the decrease in revenue in our traditional storage products was composed primarily of lower revenue from optical products of $20.2 million and magnetic products of $12.2 million. Secure and scalable storage products declined $4.3 million, driven principally by commodity flash products. These revenue declines were offset by an increase in audio and video information products revenues of $3.1 million from 2011. Revenue was impacted by unfavorable foreign currency of approximately six percent.
Operating loss in 2012 compared with operating income in 2011 was driven primarily by lower gross profit due to lower revenue. Operating income during 2011 benefited from levy accrual reversals of $7.8 million
The Europe segment revenue decreased in 2011 compared with 2010 driven primarily by decreases in revenue from optical products of $31.4 million. Operating income increased in 2011 compared with 2010 driven primarily by the higher gross margins on optical products mainly due to the reversal of prior year European optical media copyright levy payables of $7.8 million for which we considered payment remote. Revenue was benefited by foreign currency impacts of approximately six percent.
North Asia

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Net revenue	$272.5	$307.2	$315.2	(11.3)%	(2.5)%
Operating income	5.9	12.5	14.9	(52.8)%	(16.1)%
As a percent of revenue	2.2%	4.1%	4.7%

The North Asia segment revenue comprised 24.8 percent, 23.8 percent and 21.6 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. North Asia segment revenue decreased in 2012 compared with 2011 driven primarily by declines in our maturing traditional storage products. From a product perspective, the decrease in revenue was composed primarily of lower revenue from optical products of $21.4 million and magnetic products of $8.5 million and was partially offset by a $7.3 million increase in audio and video information products. Revenue was not impacted by foreign currency.
Operating income decreased in 2012 compared to 2011 driven primarily by lower gross profit due to lower revenues from traditional data storage products as well as higher SG&A expense.
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
South Asia

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Net revenue	$113.6	$139.3	$143.0	(18.4)%	(2.6)%
Operating income	0.6	4.0	4.0	(85.0)%	—%
As a percent of revenue	0.5%	2.9%	2.8%
The South Asia segment revenue comprised 10.3 percent, 10.8 percent and 9.8 percent of our total consolidated revenue in 2012, 2011 and 2010, respectively. The South Asia segment revenue decreased in 2012 compared with 2011 driven primarily by declines in our maturing traditional storage products. From a product perspective, the decrease in revenue was composed primarily of lower revenue from traditional data storage products of $18.6 million, primarily consisting of declines in optical media of $10.7 million and audio video tape of $4.7 million. Secure and scalable products, principally commodity flash products, declined $5.2 million. Revenue was not impacted by foreign currency.
Operating income decreased in 2012 compared with 2011 driven by lower gross profit due to lower revenues from all major product categories and lower gross margins from traditional storage products.
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
Corporate and Unallocated

	Years Ended December 31,			Percent Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Operating loss	$(341.6)	$(68.3)	$(124.8)	NM	(45.3)%
_______________________________________

NM - Not meaningful
The corporate and unallocated operating loss includes costs which are not allocated to the business segments in management’s evaluation of segment performance such as litigation settlement expense, intangible asset impairments, goodwill impairment, research and development expense, corporate expense, stock-based compensation expense and restructuring and other expense. The 2012 operating loss in Corporate and Unallocated included intangible asset impairment losses of $260.5 million and a goodwill impairment loss of $23.3 million as discussed above.
The operating loss decreased in 2011 compared with 2010 driven primarily by an asset impairment charge during 2010 of $31.2 million and a goodwill impairment charge during 2010 of $23.5 million, offset partially by increased restructuring and other expense related to our previously announced programs and the $7.0 million charge relating to the demolition of our Camarillo, California facility during 2011.
Financial Position
Our cash and cash equivalents balance as of December 31, 2012 was $108.7 million, a decrease of $114.4 million from $223.1 million as of December 31, 2011. The decrease was primarily attributable to $103.8 million of cash paid in the acquisition of Nexsan, net of cash acquired, capital expenditures of $10.2 million, restructuring payments of $8.0 million, pension contributions of $5.1 million, share repurchases of $6.5 million, litigation settlement payments of $18.5 million, contingent consideration payments related to acquisitions of $1.2 million and other changes in working capital, partially offset by net borrowings on our credit facility of $20.0 million and proceeds of $1.4 million from the sale of some of our assets held for sale.
Our accounts receivable balance as of December 31, 2012 was $220.8 million, a decrease of $14.1 million from $234.9 million as of December 31, 2011 as a result of lower sales during the period. Days sales outstanding was 59 days as of December 31, 2012, up 1 day from December 31, 2011. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of December 31, 2012 was $166.0 million, a decrease of $42.8 million from $208.8 million as of December 31, 2011. Days of inventory supply was 89 days as of December 31, 2012, up 4 days from December 31, 2011. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of December 31, 2012 was $162.7 million, a decrease of $42.5 million from $205.2 million as of December 31, 2011. The decrease in accounts payable was mainly due to reduced purchases compared to the previous year, as well as the timing of payments.

Liquidity and Capital Resources
We have various resources available to us for purposes of managing liquidity and capital needs, including our credit facility and letters of credit. Our primary sources of liquidity include cash flows generated by the sale of our products, our cash and cash equivalents and credit capacity under our credit facility. Our primary operating liquidity needs relate to our costs of goods sold and general operating expenses.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash that is related to contractual obligations or restricted by management is included in other assets on our Consolidated Balance Sheets. At December 31, 2012 restricted cash primarily includes cash acquired from Nexsan that was previously restricted to specifically fulfill certain obligations of Nexsan.
Analysis of Cash Flows
Cash Flows Used In Operating Activities:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net loss	$(340.7)	$(46.7)	$(158.5)
Adjustments to reconcile net loss to net cash provided by operating activities	333.5	73.9	185.4
Changes in operating assets and liabilities	(1.3)	(43.5)	124.5
Net cash used in operating activities	$(8.5)	$(16.3)	$151.4
Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. In 2012, 2011 and 2010 we contributed $5.1 million, $14.2 million and $9.9 million to our pensions worldwide, respectively. Operating cash outflows included restructuring payments of $8.0 million, $16.9 million and $9.5 million in 2012, 2011 and 2010, respectively, and litigation settlement payments of $18.5 million, $10.9 million and $8.2 million in 2012, 2011 and 2010, respectively.
During 2012 we recorded a non-cash goodwill impairment charge of $23.3 million and intangible asset impairment charges of $260.5 million.
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
Cash Flows Used in Investing Activities:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Capital expenditures	$(10.2)	$(7.3)	$(8.3)
Acquisitions, net of cash acquired	(103.8)	(47.0)	—
Proceeds from sale of assets	1.4	—	0.2
Purchase of tradename	(4.0)	—	—
Recovery of investments	0.9	—	—
License agreement	—	—	(5.0)
Net cash used in investing activities	$(115.7)	$(54.3)	$(13.1)
In 2012, we paid $104.6 million related to the acquisition of Nexsan. Cash used in investing activities was also impacted by $10.2 million of capital expenditures and $4.0 million for the acquisition of the IronKey brand.
In 2011, we paid $47.0 million related to the acquisitions of certain assets of MXI Security for $24.5 million, IronKey for $19.0 million, Nine Technology for $2.0 million, Encryptx for $1.0 million and ProStor Systems for $0.5 million. Cash used in investing activities was also impacted by $7.3 million of capital expenditures.
See Note 4 - Acquisitions in our Notes to Consolidated Financial Statements for further information regarding our acquisitions.
In 2010, we paid $5.0 million to extend our license agreement with ProStor Systems related to RDX removable hard disk systems. The acquisition of certain ProStor assets in 2011 excluded the portion of the business to which this license relates.
Cash Flows Used in Financing Activities:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Purchase of treasury stock	$(6.5)	$(9.7)	$—
Debt issuance costs	(2.4)	—	(1.0)
Debt borrowings	25.0	—	—
Debt repayments	(5.0)	—	—
Contingent consideration payments	(1.2)	—	—
Exercise of stock options	—	0.6	—
Net cash used in financing activities	$9.9	$(9.1)	$(1.0)
On May, 2, 2012 our Board of Directors authorized a share repurchase program of 5.0 million shares of common stock. The Company's previous authorization, which had 1.2 million shares remaining for purchase, was canceled with the new authorization. Since the inception of this authorization, we have repurchased 1.2 million shares of common stock at an average price of $5.30 per share and as of December 31, 2012 we had remaining authorization to repurchase up to 3.8 million shares. We repurchased 1.1 million shares in 2011. We did not repurchase shares during 2010.
No dividends were declared or paid during 2012, 2011 or 2010. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
Cash used in financing activities during 2012 included borrowings of $25.0 million and repayments of $5.0 million on our credit facility primarily for the use in financing our working capital seasonal needs. Debt issuance costs of $2.4 million and $1.0 million during 2012 and 2010, respectively, were due to cash payments made to amend and extend our line of credit. These issuance costs were capitalized in our Consolidated Balance Sheets.
Credit Facility
On March 30, 2006, we entered into a credit agreement with a group of banks (the Credit Agreement). Subsequently, we entered into various amendments which, among other things, added Imation Europe B.V. as a borrower (European Borrower).
On May 18, 2012, we entered into an amendment (the Amendment) to the Credit Agreement (as amended to date, the Amended Credit Agreement). The Amendment modified the Credit Agreement by extending the expiration date of the borrowing arrangement to May 18, 2017, requiring that the equity interests of material foreign subsidiaries be pledged to support the obligations, if any, of the European Borrower, lowered the applicable margin on interest, lowered the Company's minimum required Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be maintained as well as provided for certain other less significant changes.
The Amended Credit Agreement includes a senior revolving credit facility that allows for the borrowing of amounts up to a maximum of $200 million, including sublimits of $150 million in the United States and $50 million in Europe. Borrowings in both the United States and Europe are limited to the lesser of the sublimit(s) and the borrowing base as defined in the Amended Credit Agreement and are payable upon expiration of the Amended Credit Agreement or immediately, but only to the extent the applicable sublimit(s) are reduced to an amount less than the amount borrowed at that time. Our borrowing base is calculated each quarter unless our outstanding loan amount is greater than $5.0 million in which our borrowing base is calculated monthly. Our borrowing base is based on our amounts of receivables, inventories and other factors that influence the borrowing base and, to the extent any outstanding borrowing exceed the borrowing base, any such excess is due and payable immediately. As of December 31, 2012, our borrowing capacity under this arrangement was $76.4 million in the United States and $13.9 million in Europe.
Prior to August 15, 2012, borrowings bore interest at an interest rate equal to (1) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 2.00 percent or (2) the Base Rate (as defined in the Amended Credit Agreement) plus 1.00 percent. After August 15, 2012, the applicable margins for the Eurodollar Rate and the Base Rate are subject to adjustments based on average daily availability (as defined in the Amended Credit Agreement).
Our U.S. obligations under the Amended Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Amended Credit Agreement, and the Guarantors. Borrowings under the U.S. portion of the Credit Facility are limited to the lesser of (a) $150 million and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:

•	up to 85 percent of eligible accounts receivable; plus

•	up to the lesser of 65 percent of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory; plus

•
up to 60 percent of the appraised fair market value of eligible real estate (the Original Real Estate Value), such Original Real Estate Value to be reduced each calendar month by 1/120th, provided, that the Original Real Estate Value shall not exceed $40 million; plus

•	such other classes of collateral as may be mutually agreed upon and at advance rates as may be determined by the Agent; minus

•	such reserves as the Agent may establish in good faith.
Our European obligations under the Credit Agreement are secured by a first priority lien on substantially all of the material personal property of the European Borrower. Borrowings under the European portion of the Credit Facility are limited to the lesser of (a) $50 million and (b) the “European borrowing base.” The European borrowing base calculation is fundamentally the same as the U.S. borrowing base, subject to certain differences to account for European law and other similar issues.
As of December 31, 2012, we had $20 million of borrowings outstanding under the Amended Credit Agreement, all of which was borrowed in the United States. Outstanding borrowings in the United States bear interest of 2.25 percent as of December 31, 2012. As of December 31, 2012, our total remaining borrowing capacity under the Credit Facility was $90.3 million.
The Amended Credit Agreement contains covenants which are customary for similar credit agreements, including covenants related to financial reporting and notification, payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Amended Credit Agreement contains a conditional financial covenant that requires Imation Corp. to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 or a liquidity requirement of $30.0 million of domestic borrowing availability. We were in compliance with the liquidity requirement as of December 31, 2012.
As of December 31, 2012 and 2011 we had outstanding standby letters of credit of $0.4 million and $0.6 million, respectively. The outstanding standby letters of credit are required by our insurance companies to cover potential deductibles and reduce our allowed borrowing capacity under the Amended Credit Agreement.
We had $62 million of cash outside the U.S. at December 31, 2012. We also have significant net operating loss carryforwards offset by a full valuation allowance in the U.S. The calculation of a deferred tax liability on the repatriation of the cash outside the U.S. is impractical. However, because of the valuation allowance in the U.S., we do not believe there would be any significant impact to earnings if we were to remit this foreign held cash.
Our liquidity needs for 2013 include the following: restructuring payments of approximately $35 million to $40 million, $20 million repayment on our credit facility, capital expenditures of approximately $8 million to $12 million, pension funding of approximately $2 million to $4 million, operating lease payments of approximately $8 million, any amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above.
We expect that our cash positions in the U.S. and outside the U.S., together with cash flow from operations and availability of borrowings under our Amended Credit Agreement, will provide liquidity sufficient to meet our needs for our operations and our obligations in the countries in which we operate.
Off-Balance Sheet Arrangements
Other than the operating lease commitments discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to the Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.
Summary of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$18.8	$8.0	$7.0	$2.2	$1.6
Purchase obligations(1)	168.8	162.8	6.0	—	—
Short-term debt	20.0	20.0	—	—	—
Other liabilities(2)	23.8	—	—	—	23.8
Total	$231.4	$190.8	$13.0	$2.2	$25.4
_______________________________________

(1)
The majority of the purchase obligations consist of 90-day rolling estimates. In most cases, we provide suppliers with a three to six month rolling forecast of our demand. The forecasted amounts are generally not binding on us. However, it may take up to 60 days from the purchase order issuance to receipt, depending on supplier and inbound lead time. Effective December 8, 2009, we began an agreement with a third party to outsource certain aspects of our information technology support. While the agreement is cancelable at any time with certain cash penalties, our obligation through the expected termination date of December 2016 is included above.

(2)
Timing of payments for the vast majority of other liabilities cannot be reasonably determined and, as such, have been included in the “More Than 5 Years” category. This amount includes $4.1 million of reserves for uncertain tax positions including accrued interest and penalties.

The table above does not include payments for non-contributory defined benefit pension plans. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate. We expect to contribute approximately $2 million to $4 million to our pension plans in 2013 and have $28.1 million recorded in other liabilities related to pension plans as of December 31, 2012.
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
During the fourth quarter of 2010, we recognized significant restructuring charges related to our U.S. operations. Due to these charges and cumulative losses incurred in recent years, we were no longer able to conclude that it was more-likely-than-not that our U.S. deferred tax assets would be fully realized. Therefore, during 2010, we recorded a charge to establish a valuation allowance of $105.6 million related to our U.S. deferred tax assets. The valuation allowance charge in 2010 is included in income tax provision on our Consolidated Statement of Operations. In 2012 and 2011 we have concluded that it is necessary to maintain a valuation allowance on our U.S. deferred tax assets.
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
At December 31, 2012, our net deferred tax asset, net of valuation allowances of $239.1 million, was $11.6 million. The valuation allowance primarily relates to our U.S. deferred tax assets not expected to be utilized in the future.
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
The total amount of unrecognized tax benefits as of December 31, 2012 was $4.4 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $4.4 million would affect income tax expense and our related effective tax rate.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2012, $0.3 million of interest and penalties was accrued, excluding the tax benefit of deductible interest. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our U.S. federal income tax returns for 2010 and 2011 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions, or state and city tax jurisdictions for years before 2006. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
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
Litigation. We record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect operating results in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2012, would not be material to our financial position. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.

Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using certain valuation methods including discounted cash flow analysis. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries may indicate a possible impairment that would require an impairment test. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses, which in many cases require subjective judgments concerning estimates, could result in significant impairment losses. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value.
In conjunction with the acceleration of our strategic transformation in the fourth quarter of 2012, we evaluated our intangible assets for impairment and recorded non-cash impairment charges of $260.5 million in the quarter. The intangible asset charges are primarily due to an accelerated secular optical market decline. See Intangible Impairments for further discussion of the impairment test performed. After this impairment loss, and our acquisition of Nexsan, as of December 31, 2012, we had had $80.2 million of definite-lived intangible assets subject to amortization. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant impairment losses.
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
During 2011, we acquired the assets of MXI Security, from Memory Experts International Inc., (MXI) and the secure data storage hardware business of IronKey Systems Inc. (IronKey) which resulted in goodwill of $21.9 million and $9.4 million, respectively. These businesses, along with our Imation Defender brand, make up our Americas-Mobile Security reporting unit. The carrying value of our Mobile Security reporting unit included $31.3 million of goodwill prior to our 2012 impairment testing.
During the second and third quarters of 2012, we adjusted our internal financial forecast for our Americas-Mobile Security reporting unit due to changes in timing of expected cash flows and lower expected short-term revenues and lower gross margins. As we considered these factors to be an event that warranted an interim test as to whether the goodwill was impaired, we performed an impairment test as of each of these periods. The impairment test resulted in no impairment of goodwill as there was an excess in fair value over carrying value in step 1 of the impairment test performed for the second and third quarters of 2012 of 43.3 percent and 17.7 percent, respectively. During the fourth quarter of 2012 our internal financial forecast for our Americas-Mobile Security reporting unit was again adjusted with further changes in our revenue and gross margin resulting from lower expectations in the high-security market segment. In accordance with our policy, we performed an annual assessment of goodwill in the Americas-Mobile Security reporting unit during the fourth quarter of 2012 and as a result of the annual assessment, it was determined that the fair value of our Mobile Security reporting unit was impaired. We recorded an impairment charge of $23.3 million to the Americas reporting segment in restructuring and other in the Consolidated Statements of Operations. See Goodwill for further discussion of the impairment test performed.
Excess Inventory and Obsolescence. We write down our inventory for excess, slow moving and obsolescence to the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required. As of December 31, 2012, the estimated inventory write-downs for excess inventory and obsolescence for inventory on hand was $35.9 million.
Rebates. We maintain an accrual for customer rebates that totaled $44.8 million as of December 31, 2012 included in other current liabilities. This accrual requires a program-by-program estimation of outcomes based on a variety of factors including customer unit sell-through volumes and end user redemption rates. In the event that actual volumes and redemption rates differ from the estimates used in the accrual calculation, adjustments to the accrual, upward or downward, may be necessary.
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
Copyright Levies. In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders for "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are intended to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by the Company) when sales of optical media are made to natural persons intending to make private copies.
Since the Directive was implemented in 2002, we have paid approximately $100 million in levies to various ongoing collecting societies related to professional and commercial sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, in 2010 we began withholding levy payments on consumer product sales to the various collecting societies. However, we continued to accrue a liability for levies arising from consumer product sales. As of December 31, 2012 and 2011, we had recorded a liability of $27.7 million and $19.7 million, respectively, associated with levies related to consumer product sales for which we are withholding payment. At December 31, 2012, the recovery of some or all of the approximately $100 million of copyright levies previously paid on professional and commercial sales represents gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency.
Since the October 2010 ECJ ruling, we quarterly evaluate on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer product sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. Cost of goods sold for the year ended December 31, 2011 was reduced by $7.8 million due to reversal of prior year obligations that were determined to be remote.
Other Accrued Liabilities. We also have other accrued liabilities, including uninsured claims and pensions. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.
Defined Benefit Pension Plans. We sponsor defined benefit pension plans in both U.S. and foreign entities. Expenses and liabilities for the pension plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on plan assets and mortality rates. The annual measurement date for these assumptions is December 31. Note 9 - Retirement Plans in our Notes to Consolidated Financial Statements includes disclosures of these assumptions for both the U.S. and international plans. The discount rate assumptions are tied to portfolios of long-term high quality bonds and are, therefore, subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate used in calculating the benefit obligation in the United States was 3.50 percent at December 31, 2012, as compared with 3.75 percent at December 31, 2011. A discount rate reduction of 0.25 percent increases U.S. pension plan expense (pre-tax) by approximately $0.1 million.
The expected return on assets assumptions on the investment portfolios for the pension plans are based on the long-term expected returns for the investment mix of assets currently in the respective portfolio. Because the rate of return is a long-term assumption, it generally does not change each year. We use historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return. The rate of return used in calculating the U.S. pension plan expense for 2012, 2011 and 2010 was 8.0 percent. A reduction of 0.25 percent for the expected return on plan assets assumption will increase United States net pension plan expense (pre-tax) by $0.2 million. Expected returns on asset assumptions for non-U.S. plans are determined in a manner consistent with the United States plan. The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. In the United States, we used the rate of 4.75 percent for 2010. Beginning in 2011, the projected salary increase assumption was not applicable in the United States due to the elimination of benefit accruals as of January 1, 2011. See Note 9 - Retirement Plans in our Notes to Consolidated Financial Statements for further information regarding this change in benefits. Mortality assumptions were obtained from the IRS 2012 Static Mortality Table.
Recently Issued Accounting Standards
See Note 2 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for disclosure related to recently issued accounting standards.
Cautionary Statements Regarding Forward-Looking Statements
We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-K, in our other filings with the SEC and in our reports to shareholders.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy including our global restructuring plan; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions including adverse effects of the ongoing sovereign debt crisis in Europe, increased Euro currency exchange rate volatility, and related austerity measures and their potential impact on European economic growth; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; the seasonality and volatility of the markets in which we operate; foreign currency fluctuations; changes in European law or practice related to the imposition or collectability of optical levies; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facility; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; our ability to meet our revenue growth, gross margin and earnings targets and the volatility of our stock price due to our results or market trends, as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 59 percent of our revenue in 2012, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.
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
In accordance with established policies and procedures, we may utilize derivative financial instruments, including forward exchange contracts, options, combination option strategies and swap agreements to manage certain of these exposures. Factors that could impact the effectiveness of our hedging include the accuracy of our forecasts, the volatility of the currency markets and the availability of hedging instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes and we are not a party to leveraged derivative transactions. The utilization of derivatives and hedging activities is described more fully in Note 12 - Fair Value Measurements and Derivative Financial Instruments in our Notes to the Consolidated Financial Statements.
As of December 31, 2012, we had $295.1 million notional amount of foreign currency forward and option contracts of which $46.5 million hedged recorded balance sheet exposures. This compares to $241.1 million notional amount of foreign currency forward and option contracts as of December 31, 2011, of which $32.9 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2012 by $5.2 million.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Nexsan from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination on December 31, 2012. We have also excluded Nexsan from our audit of internal control over financial reporting. Nexsan is a wholly-owned subsidiary whose total assets represent 18 percent of the consolidated total assets of the Company as of December 31, 2012. There were no results of operations associated with Nexsan included in the consolidated statements of operations for the year ended December 31, 2012 as the acquisition occurred on December 31, 2012.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 13, 2013

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Net revenue	$1,099.6	$1,290.4	$1,460.9
Cost of goods sold	897.3	1,073.7	1,234.5
Gross profit	202.3	216.7	226.4
Operating expenses:
Selling, general and administrative	210.7	203.7	202.5
Research and development	22.8	21.0	16.4
Intangible impairments	260.5	—	—
Litigation settlement	—	2.0	2.6
Goodwill impairment	23.3	1.6	23.5
Restructuring and other	21.1	21.5	51.1
Total	538.4	249.8	296.1
Operating loss	(336.1)	(33.1)	(69.7)
Other (income) expense
Interest income	(0.5)	(0.9)	(0.8)
Interest expense	2.9	3.7	4.2
Other expense, net	2.6	7.0	3.3
Total	5.0	9.8	6.7
Loss from continuing operations before income taxes	(341.1)	(42.9)	(76.4)
Income tax (benefit) provision	(0.4)	3.8	81.9
Loss from continuing operations	(340.7)	(46.7)	(158.3)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(0.2)
Net loss	$(340.7)	$(46.7)	$(158.5)
Loss per common share — basic:
Continuing operations	$(9.09)	$(1.24)	$(4.19)
Discontinued operations	—	—	(0.01)
Net loss	(9.09)	(1.24)	(4.19)
Loss per common share — diluted:
Continuing operations	$(9.09)	$(1.24)	$(4.19)
Discontinued operations	—	—	(0.01)
Net loss	(9.09)	(1.24)	(4.19)
Weighted average shares outstanding:
Basic	37.5	37.7	37.8
Diluted	37.5	37.7	37.8
Cash dividend paid per common share	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net loss	$(340.7)	$(46.7)	$(158.5)

Other comprehensive (loss) income, net of tax:
Net unrealized gains on derivative financial instruments:
Net holding (losses) gains arising during the period	3.1	0.2	0.6
Reclassification adjustment for net realized (gains) losses included in net loss	(2.0)	0.6	—
Total net unrealized gains on derivative financial instruments	1.1	0.8	0.6

Net pension adjustments:
Reclassification of adjustments for defined benefit plans recorded in net loss	(1.0)	(12.7)	4.6

Unrealized foreign currency translation (losses) gains	(1.7)	—	3.0

Total other comprehensive (loss) income, net of tax	(1.6)	(11.9)	8.2

Comprehensive loss	$(342.3)	$(58.6)	$(150.3)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In millions, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$108.7	$223.1
Accounts receivable, net	220.8	234.9
Inventories	166.0	208.8
Other current assets	61.6	49.7
Total current assets	557.1	716.5
Property, plant and equipment, net	58.9	55.4
Intangible assets, net	81.9	321.7
Goodwill	73.5	31.3
Other assets	22.1	24.4
Total assets	$793.5	$1,149.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$162.7	$205.2
Short-term debt	20.0	—
Other current liabilities	158.4	151.2
Total current liabilities	341.1	356.4
Other liabilities	52.0	69.2
Total liabilities	393.1	425.6
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,052.6	1,107.8
Retained deficit	(540.8)	(200.1)
Accumulated other comprehensive loss	(74.2)	(72.6)
Treasury stock, at cost	(37.6)	(111.8)
Total shareholders’ equity	400.4	723.7
Total liabilities and shareholders’ equity	$793.5	$1,149.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(In millions, except per share amounts)
Balance as of December 31, 2009	$0.4	$1,112.3	$5.1	$(68.9)	$(121.7)	$927.2
Net loss			(158.5)			(158.5)
Restricted stock grants and other		(7.3)			9.9	2.6
401(k) matching contribution		(1.9)			3.6	1.7
Stock-based compensation related to options		3.8				3.8
Share-based payment modification		0.8				0.8
Tax impact of stock-based compensation		(4.1)				(4.1)
Net change in cumulative translation adjustment				3.0		3.0
Pension adjustments, net of tax				4.6		4.6
Cash flow hedging, net of tax				0.6		0.6
Balance as of December 31, 2010	$0.4	$1,103.6	$(153.4)	$(60.7)	$(108.2)	$781.7
Net loss			(46.7)			(46.7)
Purchase of treasury stock					(9.7)	(9.7)
Restricted stock grants and other		0.7			3.4	4.1
401(k) matching contribution		(0.6)			2.7	2.1
Stock-based compensation related to options		4.1				4.1
Pension adjustments, net of tax				(12.7)		(12.7)
Cash flow hedging, net of tax				0.8		0.8
Balance as of December 31, 2011	$0.4	$1,107.8	$(200.1)	$(72.6)	$(111.8)	$723.7
Net loss			(340.7)			(340.7)
Purchase of treasury stock					(6.5)	(6.5)
Restricted stock grants and other		(1.0)			4.4	3.4
401(k) matching contribution		(1.0)			4.0	3.0
Stock-based compensation related to options		3.6				3.6
Net change in cumulative translation adjustment				(1.7)		(1.7)
Pension adjustments, net of tax				(1.0)		(1.0)
Cash flow hedging, net of tax				1.1		1.1
Issuance of treasury stock for acquisition		(56.8)			72.3	15.5
Balance as of December 31, 2012	$0.4	$1,052.6	$(540.8)	$(74.2)	$(37.6)	$400.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Cash Flows from Operating Activities:
Net loss	$(340.7)	$(46.7)	$(158.5)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	35.8	36.7	41.8
Stock-based compensation	7.3	7.5	6.9
Deferred income taxes and valuation allowance	5.7	(2.9)	57.0
Goodwill, intangible and other asset impairments	285.7	8.6	54.7
Inventory write-offs	2.3	9.1	14.2
Pension settlement	2.4	3.1	2.8
Changes in fair value of contingent consideration	(8.6)	—	—
Other, net	2.9	11.8	8.0
Changes in operating assets and liabilities:
Accounts receivable	23.7	28.0	59.7
Inventories	45.8	(12.2)	16.1
Other assets	(9.1)	1.3	53.7
Accounts payable	(44.0)	(17.7)	13.6
Accrued payroll and other liabilities	(17.7)	(47.1)	(19.8)
Restricted cash	—	4.2	1.2
Net cash used in operating activities	(8.5)	(16.3)	151.4
Cash Flows from Investing Activities:
Capital expenditures	(10.2)	(7.3)	(8.3)
Acquisitions, net of cash acquired	(103.8)	(47.0)	—
Proceeds from sale of assets	1.4	—	0.2
Purchase of tradename	(4.0)	—	—
Recovery of investments	0.9	—	—
License agreement	—	—	(5.0)
Net cash used in investing activities	(115.7)	(54.3)	(13.1)
Cash Flows from Financing Activities:
Purchase of treasury stock	(6.5)	(9.7)	—
Debt issuance costs	(2.4)	—	(1.0)
Debt borrowings	25.0	—	—
Debt repayments	(5.0)	—	—
Contingent consideration payments	(1.2)	—	—
Exercise of stock options	—	0.6	—
Net cash provided by (used in) financing activities	9.9	(9.1)	(1.0)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(2.1)	4.2
Net change in cash and cash equivalents	(114.4)	(81.8)	141.5
Cash and cash equivalents — beginning of period	223.1	304.9	163.4
Cash and cash equivalents — end of period	$108.7	$223.1	$304.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation
Background
Imation Corp., a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. As used herein, the terms “Imation,” “Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries and consolidated entities unless the context indicates otherwise. We are a global scalable storage and data security company. Our portfolio includes tiered storage and security offerings for businesses as well as products designed to manage audio and video information in the home. Imation reaches customers in more than 100 countries through a global distribution network and well recognized brands.
Basis of Presentation
The financial statements are presented on a consolidated basis and include the accounts of the Company and our wholly-owned subsidiaries. See Note 2 — Summary of Significant Accounting Policies for further information regarding consolidation. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant inter-company transactions have been eliminated.
Discontinued operations in 2010 reflect the wind down of our Global Data Media joint venture.
Strategic Transformation
During the fourth quarter of 2012, we announced the acceleration of our strategic transformation, including the planned realignment of our global business into two new business units, a cost reduction program and our increased focus on data storage and data security including exploring strategic options for our consumer electronics brands and businesses. As our traditional media businesses decline we are accelerating our business transformation to further focus on data storage and data security. Further, on February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. We have reviewed the requirements for held-for-sale and discontinued operations presentation and have determined that these businesses did not qualify for this presentation at December 31, 2012. We will continue our TDK Life on Record business on a more selective basis.
The realignment of our global business into two new business units will better align the Company with our key commercial and consumer channels. The two business units will consist of Tiered Storage and Security Solutions (TSS), which will focus on small and medium business, enterprise and government customers; and Consumer Storage and Accessories (CSA), which will focus on retail channels. We continued to manage and evaluate results through December 31, 2012 under our historic regional segment presentation but will report segment information under the new structure beginning with the first quarter of 2013. See Note 14 - Business Segment Information and Geographical Data for more information on our business segments.
In October 2012, the Board of Directors approved a restructuring program in order to realign our business structure and reduce operating expenses by more than 25 percent over time. This restructuring program addresses product line rationalization and infrastructure, and includes a reduction of approximately 20 percent of our global workforce. These actions are being implemented beginning in 2013. See Note 7 - Restructuring and Other Expense for more information on the restructuring program.
In conjunction with the acceleration of our strategic transformation in the fourth quarter of 2012 we evaluated our intangible assets, including goodwill, for impairment and recorded non-cash impairment charges of $283.8 million in the quarter. See Note 6 - Intangible Assets and Goodwill for further information on the impairment charges.
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
Foreign Currency. For our international operations where the local currency has been determined to be the functional currency, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Income and expense items are translated at average foreign exchange rates prevailing during the year. Gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations.
Cash Equivalents. Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. The carrying amounts reported in the Consolidated Balance Sheets for cash equivalents approximate fair value. Restricted cash is related to contractual obligations or has been restricted by management for specific use and is included in other assets on our Consolidated Balance Sheets.
Trade Accounts Receivable and Allowances. Trade accounts receivable are stated net of estimated allowances, which primarily represent estimated amounts associated with customer returns, discounts on payment terms and the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in the Consolidated Statements of Operations. In general, accounts which have entered into an insolvency action, have been returned by a collection agency as uncollectible or whose existence can no longer be confirmed are written off in full and both the receivable and the associated allowance are removed from the Consolidated Balance Sheet. If, subsequent to the write-off, a portion of the account is recovered, it is recorded as a reduction of bad debt expense in the Consolidated Statements of Operations at the time cash is received.
Inventories. Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis. We provide estimated inventory write-downs for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of net realizable value.
Derivative Financial Instruments. We recognize all derivatives, including foreign currency exchange contracts on the balance sheet at their estimated fair value. Fair value of our derivative contracts with durations of twelve months or less are classified as current and durations of greater than twelve months as non-current. Changes in the estimated fair value of derivatives that are not designated as, and qualify for, hedge accounting are recorded in our results of operations. We do not hold or issue derivative financial instruments for speculative or trading purposes and we are not a party to leveraged derivatives. If a derivative is designated as, and qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive loss in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses are generally recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains or losses included in non-operating expenses for foreign denominated payables and receivables-related hedge transactions. Cash flows attributable to these derivatives are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is immediately recognized in our Consolidated Statements of Operations. See Note 12 - Fair Value Measurements for more information on our derivative financial instruments.
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
Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 10 to 20 years for buildings and 5 to 10 years for machinery and equipment. Leasehold and other improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense was $8.3 million, $10.7 million and $18.2 million for 2012, 2011 and 2010, respectively.
Intangible Assets. Intangible assets include principally trade names and customer relationships and are amortized using methods that approximate the benefit provided by utilization of the assets, which may be on a straight-line or accelerated basis depending on the intangible asset.
We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analyses require management to make subjective estimates of how the acquired assets will perform in the future using certain valuation methods. See Note 6 - Intangible Assets and Goodwill for further information on our intangible assets and impairment testing.
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
Goodwill.  Goodwill is the excess of the cost of an acquired entity over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually as of November 30, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. If fair value is deemed to be less than carrying value, the second step of the impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of the reporting unit's goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit's assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit's fair value and the fair values assigned to the reporting unit's individual assets and liabilities is the implied fair value of the reporting unit's goodwill. See Note 6 - Intangible Assets and Goodwill for further information on our goodwill and impairment testing.
Impairment of Long-Lived Assets.  We periodically review the carrying value of our property and equipment and our intangible assets to test whether current events or circumstances indicate that such carrying value may not be recoverable. For the testing of long-lived assets that are "held for use," if the tests indicate that the carrying value of the asset group that contains the long-lived asset being evaluated is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset group exceeds its estimated fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. See Note 6 - Intangible Assets and Goodwill for further information on impairment testing.
Assets to be disposed of and qualify as being "held for sale" are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets and, accordingly, actual results could vary significantly from such estimates.
Revenue Recognition.  We sell a wide range of removable data storage media products as well as certain consumer electronic products. Net revenue consists primarily of magnetic, optical, flash media, consumer electronics and accessories sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Non-income based taxes collected from customers and remitted to governmental authorities are also recorded as revenue and include levies and various excise taxes, mainly in non-U.S. jurisdictions. These taxes included in revenue in 2012, 2011, and 2010 were $13.8 million, $20.3 million, and $28.3 million, respectively.
We do not utilize a significant amount of multiple-element revenue arrangements.  As of December 31, 2012, we had an immaterial amount of deferred revenue associated with such arrangements (excluding amounts acquired as a part of the Nexsan acquisition).
Rebates that are provided to our customers are accounted for as a reduction of revenue at the time of sale based on an estimate of the cost to honor the related rebate programs. The rebate programs that we offer vary across our businesses as we serve numerous markets. The most common incentives relate to amounts paid or credited to customers that are volume-based and rebates to support promotional activities.
Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue or accounts receivable in 2012, 2011, or 2010.
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
Advertising Costs.  Advertising and other promotional costs are expensed as incurred and were approximately $6 million, $2 million and $4 million in 2012, 2011 and 2010, respectively.
Rebates Received.  We receive rebates from some of our inventory vendors if we achieve pre-determined purchasing thresholds. These rebates are accounted for as a reduction of the price of the vendor's products and are included as a reduction of our cost of goods sold in the period in which the purchased inventory is sold.
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
We regularly assess the likelihood that our deferred tax assets will be recovered in the future. In accordance with accounting rules, a valuation allowance is recorded to the extent we conclude a deferred tax asset is not considered to be more-likely-than-not to be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If we determine it is more-likely-than-not that we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.
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
Treasury Stock.  Our repurchases of shares of common stock are recorded at cost as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, we use a last-in, first-out method and the difference between repurchase cost and fair value at reissuance is treated as an adjustment to equity.
Stock-Based Compensation.  Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Expected volatilities are based on historical volatility of our stock and are calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. It is calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, we consider the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield, if applicable, is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 8 - Stock-Based Compensation for further information regarding stock-based compensation.
Weighted Average Basic and Diluted Shares Outstanding. Basic (loss) earnings per common share is calculated using the weighted average number of shares outstanding during the year. Diluted (loss) earnings per common share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Unvested restricted stock and treasury shares are excluded from the calculation of weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
Potential common shares are excluded from the computation of diluted (loss) earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common shareholders. Stock options are also anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company's common stock for the period. See Note 3 - (Loss) Earnings per Common Share for our calculation of weighted average basic and diluted shares outstanding.
Recent Accounting Pronouncements
Management has assessed the potential impact of accounting standards that have been issued but are not yet effective and has determined that no such standards are expected to have a material impact to our Consolidated Financial Statements.

Note 3 — (Loss) Earnings per Common Share
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Numerator:
Loss from continuing operations	$(340.7)	$(46.7)	$(158.3)
Loss from discontinued operations	—	—	(0.2)
Net loss	$(340.7)	$(46.7)	$(158.5)
Denominator:
Weighted average number of common shares outstanding during the period	37.5	37.7	37.8
Dilutive effect of stock-based compensation plans	—	—	—
Weighted average number of diluted shares outstanding during the period	37.5	37.7	37.8

Basic loss per common share:
Continuing operations	$(9.09)	$(1.24)	$(4.19)
Discontinued operations	—	—	(0.01)
Net loss	(9.09)	(1.24)	(4.19)
Diluted loss per common share:
Continuing operations	$(9.09)	$(1.24)	$(4.19)
Discontinued operations	—	—	(0.01)
Net loss	(9.09)	(1.24)	(4.19)
Anti-dilutive shares excluded from calculation	6.3	5.4	4.9

Note 4 — Acquisitions
2012 Acquisition

Nexsan Corporation
On December 31, 2012, we acquired Nexsan Corporation (Nexsan) which is a provider of disk-based storage systems and has a portfolio of disk-based and hybrid disk-and-solid-state storage systems with existing customers worldwide. This acquisition is intended to significantly accelerate our growth in the small and medium-sized business and distributed enterprise storage markets. The purchase price consisted of a cash payment of $104.6 million (subject to adjustment based primarily on working capital received) and 3,319,324 shares of our common stock which was the equivalent of $15.5 million based on the fair value of our stock on the date of acquisition. The purchase price allocation resulted in goodwill of $65.5 million, which is primarily attributable to strategic synergies and intangible assets that do not qualify for separate recognition and is not deductible for tax purposes. We have determined that the goodwill is under its own reporting unit as it operates with discrete financial information which will be regularly reviewed. As of December 31, 2012, our purchase price allocation is preliminary pending final evaluation of all information received associated with the assets and liabilities acquired. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill and intangible assets.
The following table illustrates our allocation of the purchase price to the assets acquired and liabilities assumed:

Amount
(In millions)
Cash	$0.8
Accounts receivable	14.6
Inventory	6.9
Prepaid and other	9.0
Property, plant and equipment	5.2
Intangible assets	42.6
Goodwill	65.5
Other assets	0.6
Accounts payable	(5.3)
Accrued expenses	(10.0)
Deferred revenue - current	(4.3)
Deferred revenue - non-current	(2.5)
Other long-term liabilities	(3.0)
$120.1
Of the $120.1 million of consideration paid, approximately $11.9 million was paid directly to creditors of Nexsan in full satisfaction of Nexsan obligations that were required to be repaid at the time of closing based on the merger agreement.
Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
	Amount	Life
	(In millions)
Trade names	$3.1	5 years
Other - developed technology	19.4	3-7 years
Other - research and development technology	1.7	NA
Customer relationships	18.4	12 years
	$42.6
2011 Acquisitions
IronKey Systems, Inc.

On October 4, 2011, we acquired the secure data storage hardware business of IronKey Systems Inc. (IronKey) for a cash payment of $19.0 million. During 2012, we purchased the IronKey license for its secure storage management software and service, as well as the IronKey brand for secure storage products, for $4.0 million (we held a license for brand use in 2011 with the acquisition of IronKey).
The purchase price allocation, associated with the 2011 acquisition, resulted in goodwill of $9.4 million, which was primarily attributable to expected strategic synergies and intangible assets that do not qualify for separate recognition. Goodwill associated with the acquisition of IronKey is included in our Americas segment and in our Americas-Mobile Security reporting unit for the purposes of goodwill impairment testing. This goodwill is deductible for tax purposes. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill. The comparability of our results with this acquisition was not impacted and therefore, pro forma disclosures were not presented.
During 2012, we recorded an adjustment to the purchase price related to working capital in the amount of $0.6 million. As the purchase accounting for this acquisition was finalized in 2011, the adjustment was recorded as a charge to restructuring and other in the Consolidated Statements of Operations.
The following table illustrates our allocation of the purchase price to the assets acquired and liabilities assumed:

Amount
(In millions)
Accounts receivable and other assets	$3.5
Inventories	2.1
Intangible assets	7.8
Goodwill	9.4
Accounts payable and other liabilities	(3.8)
$19.0
Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
	Amount	Life
	(In millions)
Tradename	$0.8	2 years
License	1.9	7 years
Customer relationships	0.4	7 years
Distributor relationships	0.9	9 years
Proprietary technology	3.8	4 years
	$7.8
These intangible assets were not impaired as a part of the impairment recorded during the fourth quarter of 2012 as discussed further in Note 6 - Intangible Assets and Goodwill.
Memory Experts International, Inc. (MXI Security)
On June 4, 2011, we acquired the assets of MXI Security, a leader in high-security and privacy technologies, from Memory Experts International Inc., (MXI). MXI sells encrypted and biometric USB drives, encrypted and biometric hard disk drives, secure portable desktop solutions, and software solutions. MXI products contain various security features such as password authentication, encryption and remote manageability. The purchase price consisted of a cash payment of $24.5 million and future contingent consideration totaling up to $45.0 million (considered to have an estimated fair value of $9.2 million at the time of the acquisition) for a total purchase price of $33.7 million. The purchase price allocation resulted in goodwill of $21.9 million, primarily attributable to expected strategic synergies and intangible assets that do not qualify for separate recognition. Goodwill associated with MXI is included in our Americas segment and in our Americas-Mobile Security reporting unit for the purposes of goodwill impairment testing. This goodwill is deductible for tax purposes. See Note 6 - Intangible

Assets and Goodwill for more information regarding goodwill.
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
	$10.6
During 2012, the MXI trademark was abandoned due to consolidating our brands and we recorded a charge of $0.6 million in our Consolidated Statement of Operations. The other intangible assets acquired with MXI were not impaired as a part of the impairment recorded during the fourth quarter of 2012 as discussed further in Note 6 - Intangible Assets and Goodwill.
The amount of contingent consideration was to be based on incremental revenue and gross margin percent from MXI and MXI-based Defender branded products. During the second quarter of 2012, the MXI Security contingent consideration agreement was amended in light of the IronKey acquisition that occurred late in 2011. Under the amended agreement, the amount of contingent consideration will continue to allow for up to $45.0 million of additional payments, and will be based on incremental gross profit (revenue less cost of goods sold) and gross margin percent from MXI branded products, IronKey products and all other Defender branded products as well as future Imation mobile security products. The contingent consideration arrangement included the potential for three separate payments based on defined criteria for whether the individual payments would be made and, if so, for how much. The first contingent consideration payment was not achieved. The second contingent consideration payment allows for up to $25.0 million of additional payments with the sum of the first and second payments being up to a maximum of $25.0 million. The second contingent consideration payment is based on gross profit and gross margin percent achieved from July 1, 2012 through June 30, 2013. The third contingent consideration payment allows for up to $20.0 million of additional payments and is based on gross profit and gross margin percent achieved from January 1, 2013 through December 31, 2013.
We remeasure the estimated fair value of the remaining contingent consideration each reporting period. At December 31, 2012, our estimated fair value of this contingent consideration obligation was determined to be $0.6 million. The decrease in the fair value of this contingent consideration obligation from December 31 2011 was $8.6 million which was recorded as a benefit in restructuring and other in the Consolidated Statements of Operations.
We use the income approach in calculating the fair value of our contingent consideration. Our expected cash flows are affected by various significant assumptions, including the discount rate and cash flow projections. Our valuation as of December 31, 2012 utilized our business plans and projections as the basis for expected future cash flows and a discount rate of 16.0 percent. See Note 12 - Fair Value Measurements for further discussion of our valuation technique.

BeCompliant Corporation (doing business as Encryptx)
On February 28, 2011 we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx), a technology leader in encryption and security solutions for removable storage devices and removable storage media. The purchase price was $2.3 million, consisting of a cash payment of $1.0 million and the estimated fair value of future contingent consideration of $1.3 million. The purchase price allocation resulted in goodwill of $1.6 million, primarily attributable to expected strategic synergies and intangible assets that do not qualify for separate recognition. This goodwill is deductible for tax purposes. See Note 6 - Intangible Assets and Goodwill for further discussion of this goodwill. During 2012 we paid $0.7 million of the contingent consideration. The final contingent consideration payment of $0.7 million was determined based on certain 2012 milestones and was paid during the first quarter of 2013 and is the value of the contingent consideration that is recorded as of December 31, 2012.

Note 5 — Supplemental Balance Sheet Information

	As of December 31,
	2012	2011
	(In millions)
Inventories
Finished goods	$146.9	$186.7
Work in process	6.4	13.5
Raw materials and supplies	12.7	8.6
Total inventories	$166.0	$208.8
Other Current Assets
Non-trade receivables	$15.1	$4.3
Deferred income taxes (Note 10)	4.7	6.1
Prepaid expenses	5.4	6.1
Hedging asset (Note 12)	5.5	3.4
Assets held for sale (Note 7)	2.5	3.3
Restricted cash(1)	7.5	2.2
Other	20.9	24.3
Total other current assets	$61.6	$49.7
Property, Plant and Equipment
Land	$1.2	$1.2
Buildings and leasehold improvements	95.0	92.6
Machinery and equipment	124.8	146.1
Construction in progress	1.6	1.5
Total	222.6	241.4
Less accumulated depreciation	(163.7)	(186.0)
Property, plant and equipment, net	$58.9	$55.4
Other Assets
Deferred income taxes (Note 10)	$9.3	$15.8
Pension assets (Note 9)	6.6	5.1
Credit facility fees (Note 11)	2.3	0.3
Other	3.9	3.2
Total other assets	$22.1	$24.4

(1) Restricted cash at December 31, 2012 primarily includes cash acquired from Nexsan that was previously restricted to specifically fulfill certain obligations of Nexsan.

	As of December 31,
	2012	2011
	(In millions)
Other Current Liabilities
Rebates	$44.8	$45.2
Accrued copyright levies	27.7	19.7
Employee separation costs (Note 7)	16.7	5.9
Litigation settlement — current	—	18.0
Accrued payroll	11.4	13.2
Accrued royalties	7.5	10.7
Deferred revenue	6.9	2.3
Hedging liability (Note 12)	1.3	1.4
Deferred income taxes (Note 10)	0.3	0.7
Other	41.8	34.1
Total other current liabilities	$158.4	$151.2
Other Liabilities
Pension liabilities	$28.1	$29.3
Uncertain tax positions	4.3	17.6
Deferred revenue	2.5	—
Deferred income taxes (Note 10)	2.1	0.1
Other	15.0	22.2
Total other liabilities	$52.0	$69.2

Accounts
Receivable*
(In millions)
Reserves and Allowances
Balance, as of December 31, 2009	$28.6
Additions	9.0
Write-offs, net of recoveries	(17.0)
Balance, as of December 31, 2010	$20.6
Additions	10.5
Write-offs, net of recoveries	(12.7)
Balance, as of December 31, 2011	$18.4
Additions	10.3
Write-offs, net of recoveries	(10.7)
Balance, as of December 31, 2012	$18.0

*Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and the inability of certain customers to make the required payment.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

	Trade Names	Software	Customer Relationships	Other	Total
	(In millions)
December 31, 2012
Cost	$37.7	$58.4	$21.2	$26.8	$144.1
Accumulated amortization	(6.0)	(52.0)	(1.0)	(3.2)	(62.2)
Intangible assets, net	$31.7	$6.4	$20.2	$23.6	$81.9
December 31, 2011
Cost	$347.1	$57.9	$61.5	$13.9	$480.4
Accumulated amortization	(57.5)	(51.1)	(45.5)	(4.6)	(158.7)
Intangible assets, net	$289.6	$6.8	$16.0	$9.3	$321.7
During the fourth quarter of 2012, we determined that the results of our revised internal financial forecast, which was finalized during the quarter and took into account the expected actions and outcomes associated with the acceleration of our strategic transformation (as further described in Note 1 - Basis of Presentation.), qualified as a triggering event for impairment testing. This required the assessment of the recoverability of the long-lived assets (including definite-lived intangible assets) included in all of our asset groups with the exception of the recent acquisition of Nexsan.
We generally determined our asset groups to be associated with our various brands as that is the lowest level for which identifiable cash flows are largely independent of one another. Based on the facts that existed in the fourth quarter and as of December 31, 2012, all of our long-lived assets were evaluated for impairment under the "held and used" impairment model and, while we were in the process of exploring strategic options (including potential disposition) of our XtremeMac and Memorex brands (pertaining only to the consumer electronics products), such asset groups did not qualify as being classified as held-for-sale as of December 31, 2012 as the criteria for such classification were not met as of that date.
We compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain asset groups exceeded the undiscounted cash flows expected to be generated by the asset group. For those asset groups, we then compared the carrying value of the asset group to its estimated fair value to determine the amount by which our long-lived assets (primarily intangible assets) within the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $260.5 million in the Consolidated Statements of Operations.
In calculating the estimated fair value of the asset groups, we used the income approach, a valuation technique under which we estimate future cash flows using our financial forecasts associated with the asset groups. Our expected cash flows are affected by various significant assumptions, including projected sales, gross margin and expense expectations as well as a discount rate. Our analyses utilized forecasted cash flows ranging from a four year to a 10 year period depending on the asset group, and our business plans served as the basis for these cash flow assumptions. The analysis utilized discount rates ranging from 15.0 percent to 15.5 percent depending on the asset group.
As a part of this analysis, we also re-assessed the useful lives of any remaining intangible assets, excluding the intangible assets acquired in the recent Nexsan acquisition, and have adjusted the remaining lives accordingly.
Also during 2012, we accelerated the amortization of several intangible assets due to certain business decisions to abandon the intangible assets during year. The total charge for the accelerated amortization of these intangible assets was $1.9 million which was recorded in restructuring and other in the Consolidated Statements of Operations.
As of December 31, 2012, we had $80.2 million of definite-lived intangible assets subject to amortization and $1.7 million of indefinite-lived intangible assets not subject to amortization. While we believe that the current carrying value of these assets is recoverable, different assumptions regarding future performance of our businesses could result in significant impairment losses.
Amortization expense for intangible assets consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Amortization expense	$27.5	$26.0	$23.6
Based on the intangible assets in service as of December 31, 2012, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2013	2014	2015	2016	2017
	(In millions)
Amortization expense	$14.1	$12.7	$11.2	$9.2	$8.2
Goodwill
The following table presents the changes in goodwill allocated to our reportable segments:

	Americas	Europe	North Asia	Total
	(In millions)
Balance as of December 31, 2010:
Goodwill	$102.9	$39.2	$10.2	$152.3
Accumulated impairment losses	(102.9)	(39.2)	(10.2)	(152.3)
	—	—	—	—

Encryptx acquisition	1.6	—	—	1.6
MXI Security acquisition	21.9	—	—	21.9
IronKey acquisition	9.4	—	—	9.4
Goodwill impairment	(1.6)	—	—	(1.6)
Balance as of December 31, 2011:
Goodwill	135.8	39.2	10.2	185.2
Accumulated impairment losses	(104.5)	(39.2)	(10.2)	(153.9)
	31.3	—	—	31.3

Nexsan acquisition	65.5	—	—	65.5
Goodwill impairment	(23.3)	—	—	(23.3)
Balance as of December 31, 2012:
Goodwill	201.3	39.2	10.2	250.7
Accumulated impairment losses	(127.8)	(39.2)	(10.2)	(177.2)
	$73.5	$—	$—	$73.5
See Note 4 - Acquisitions for information associated with goodwill acquired during various business acquisitions that occurred during 2012 and 2011.
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. Our reporting units for goodwill are our operating segments (Americas, Europe, North Asia and South Asia) with the exception of the Americas operating segment which is further divided between the Americas-Consumer, Americas-Commercial and Americas-Mobile Security reporting units. Goodwill resulting from the acquisition of the MXI Security and IronKey businesses is allocated to the Americas-Mobile Security reporting unit. Goodwill resulting from the acquisition of Nexsan is allocated to its own reporting unit, Americas-Nexsan, as it functions as a business with discrete financial information. This goodwill was not tested for impairment during 2012 as it was acquired on December 31, 2012 and represents fair value based on the acquisition.
During the second and third quarters of 2012, we adjusted our internal financial forecast for our Americas-

Mobile Security reporting unit due to changes in the timing of expected cash flows and lower than expected short-term revenues and gross margins. As we considered these factors to be an event that warranted an interim test as to whether the goodwill was impaired we performed an impairment test as of each of these periods. These impairment tests resulted in no impairment of goodwill as the estimated fair value of the reporting units exceeded the carrying value in step 1 of the impairment tests by 43.3 percent and 17.7 percent, during the second and third quarter of 2012, respectively. During the fourth quarter of 2012, our internal financial forecast for our Americas-Mobile Security reporting unit was again adjusted with further declines in our revenue and gross margin projections resulting from lower expectations in the high-security market segment. In accordance with our policy, we performed our annual assessment of goodwill in the Americas-Mobile Security reporting unit during the fourth quarter of 2012 and, as a result of this assessment, it was determined that carrying value of our Americas-Mobile Security reporting unit exceeded its estimated fair value as our internal financial forecasts were again lowered. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Mobile Security to the carrying value of such goodwill. Based on this analysis, the carrying value of the Mobile Security goodwill exceeded its implied value and, consequently, we recorded an impairment charge of $23.3 million in restructuring and other in the Consolidated Statements of Operations.
In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue and gross margin expectations and terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized a discount rate of 16.0 percent and a terminal growth rate of 2.5 percent.
During 2011, we determined that the $1.6 million of carrying value of goodwill in the Americas-Commercial reporting unit exceeded its implied fair value and consequently, the goodwill was fully impaired. As a result, a $1.6 million charge was recorded in 2011 in restructuring and other in the Consolidated Statements of Operations.

Note 7 — Restructuring and Other Expense
Restructuring expenses generally include severance and related charges, lease termination costs and other costs related to restructuring programs. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. Generally, these charges are reflected in the period in which the Board approves the associated actions, the actions are probable and the amounts are estimable which may occur prior to the communication to the affected employee(s). This estimate takes into account all information available as of the date the financial statements are issued. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates are measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.
The components of our restructuring and other expense and other certain expenses related to restructuring plans included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Restructuring
Severance and related	$16.9	$7.0	$13.0
Lease termination costs	0.6	3.3	1.7
Other	2.2	1.1	—
Gain on sale of fixed assets held for sale	(0.7)	—	—
Total restructuring	19.0	11.4	14.7
Other
Contingent consideration fair value adjustment (Note 4)	(8.6)	—	—
Intangible asset abandonment (Note 6)	1.9	—	—
Acquisition and integration related costs	3.7	2.6	—
Pension settlement/curtailment (Note 9)	2.4	2.5	2.8
Asset disposals	—	7.0	—
Asset impairments	—	—	31.2
Other	2.7	(2.0)	2.4
Total	$21.1	$21.5	$51.1
2012 Global Process Improvement Restructuring Program
On October 22, 2012, the Board of Directors approved the Global Process Improvement Restructuring Program (GPI Program) related to the realignment of our business structure and the reduction of our operating expenses in excess of 25 percent over time. This program addresses product line rationalization and infrastructure, and is anticipated to include a reduction of approximately 20 percent of our global workforce. These actions are being implemented beginning in 2013.
During 2012, we recorded restructuring charges of $14.9 million associated with this program. These charges were primarily associated with severance related activity and were included in restructuring and other in our Consolidated Statements of Operations.
Activity related to the 2012 GPI Program accruals was as follows:

	Severance and Related	Lease Termination Costs	Other	Total
	(In millions)
Accrued balance at December 31, 2011	$—	$—	$—	$—
Charges	13.9	0.1	0.9	14.9
Usage	(0.1)	—	(0.1)	(0.2)
Currency impacts	—	—	—	—
Accrued balance at December 31, 2012	$13.8	$0.1	$0.8	$14.7
2011 Corporate Strategy Restructuring Program
On January 31, 2011, the Board of Directors approved the 2011 Corporate Strategy Restructuring Program (2011 Corporate Program) to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program included charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with our announced strategy. At December 31, 2012, we had approximately $15 million of authorized spending amounts remaining related to this program. At December 31, 2012, this remaining authorization was transferred and added to the GPI program and any future charges, as well as the remaining spend relating to the 2011 Corporate Program, will be accounted for under the 2012 GPI Program.
During 2012, we recorded restructuring charges of $4.2 million associated with this program. These charges were primarily associated with severance and were included in restructuring and other in our Consolidated

Statements of Operations. Since the inception of this program, we have recorded a total of $13.4 million of severance and related expenses, $3.5 million of lease termination and modification costs, $1.6 million of inventory write-offs, $0.3 million related to a pension curtailment charge and $0.9 million of other charges. Inventory write-offs are included in cost of goods sold in our Consolidated Statements of Operations.
During 2011, we recorded restructuring charges of $10.2 million primarily related to severance and lease termination costs. In addition, we also recorded inventory write-offs of $1.6 million related to the planned rationalization of certain product lines as part of this program, which are included in cost of goods sold in the Consolidated Statements of Operations. During 2010, we recorded restructuring charges of $3.4 million for severance and related expenses.
Changes in the 2011 Corporate Program accruals were as follows:

	Severance and Related	Lease Termination Costs	Other	Total
	(In millions)
Accrued balance at December 31, 2010	$3.4	$—	$—	$3.4
Charges	7.0	3.0	0.2	10.2
Usage	(5.7)	(2.3)	(0.5)	(8.5)
Currency impacts	(0.1)	(0.1)	0.3	0.1
Accrued balance at December 31, 2011	$4.6	$0.6	$—	$5.2
Charges	3.0	0.5	0.7	4.2
Usage	(6.1)	(0.6)	(0.6)	(7.3)
Currency impacts	0.1	(0.1)	0.1	0.1
Accrued balance at December 31, 2012	$1.6	$0.4	$0.2	$2.2
Other Prior Programs Substantially Complete
We have had activity related to two additional programs, as described further below, that were initiated in prior years and are now substantially complete. The 2011 Manufacturing Redesign Restructuring Program (2011 Manufacturing Program) was initiated during the first quarter of 2011 to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility and subsequently close the facility. The 2008 Corporate Redesign Restructuring Program (2008 Corporate Program) was initiated during the fourth quarter of 2008 and aligned our cost structure by reducing SG&A expenses. We reduced costs by rationalizing key accounts and products and by simplifying our corporate structure globally.
During 2012, we recorded a gain on the sale of assets from the Weatherford facility of $0.7 million and charges of $0.6 million related to our 2011 Manufacturing Program. These costs were included in restructuring and other in our Consolidated Statements of Operations.
During 2011, we recorded restructuring charges of $0.3 million for lease termination and modification costs and $0.9 million of site clean-up expenses related to our 2011 Manufacturing Program. These costs were included in restructuring and other in our Consolidated Statements of Operations. We also recorded non-cash inventory write-offs of $7.5 million, relating to our 2011 Manufacturing Program, which were included in cost of goods sold in our Consolidated Statements of Operations.
During 2010, we recorded restructuring charges of $3.2 million for severance and related expenses and non-cash inventory write-offs of $14.2 million in connection with our 2011 Manufacturing Program. The inventory write-offs are included in cost of goods sold in our Consolidated Statements of Operations. During 2010, we recorded $6.4 million of severance and related expenses and $1.7 million of lease termination costs related to our 2008 Corporate Program.
Other
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
During 2012, we recorded acquisition and integration related costs of $3.7 million and other costs of $2.7 million. These costs were recorded in restructuring and other expense in our Consolidated Statements of

Operations. In addition, we recorded inventory write-offs of $2.3 million related to the planned rationalization of certain product lines, which are included in cost of goods sold in our Consolidated Statements of Operations.
During 2011, we recorded acquisition and integration related costs as a result of our acquisition activities of $2.6 million. Additionally, we amended a long-term disability benefit plan, resulting in a $2.0 million gain. These items were recorded in restructuring and other expense in our Consolidated Statements of Operations.
Our Camarillo, California manufacturing facility ceased operations on December 31, 2008 and the facility, comprised of a building and property, was classified as held for sale. During 2011, in an effort to increase the salability of the property, we demolished the building which resulted in a $7.0 million loss on disposal during the period. The land related to the facility continues to meet the criteria for held for sale accounting and, therefore, remains classified in other current assets on the Consolidated Balance Sheet as of December 31, 2012 at a book value of $0.2 million. On October 7, 2011 we entered into an agreement to sell the land for $10.5 million, contingent upon the change of certain zoning requirements for the land as well as other standard conditions. If these conditions are met, the sale is expected to close in 2013.
During 2010, we recorded $0.2 million of other charges related to the 2008 Corporate Program. Additionally during 2010, other expenses included costs associated with the announced retirement of our former Vice Chairman and Chief Executive Officer, including a severance related charge of $1.4 million and a charge of $0.8 million related to the accelerated vesting of his unvested options and restricted stock.
In 2010, certain assets held primarily at our Weatherford, Oklahoma facility were determined to be impaired in accordance with the provisions of impairment of long-lived assets. These long-lived assets held and used include the property, building and equipment primarily related to the manufacturing of magnetic tape which was consolidated to the TDK Group Yamanashi manufacturing facility in 2011 as a part of our 2011 Manufacturing Program. The land and building had a carrying amount of $17.0 million and were written down to their fair value of $2.3 million, resulting in an impairment charge of $14.7 million during 2010. The fair value of the equipment was assessed based upon sales proceeds from similar equipment sold as part of the closing of our Camarillo, California facility. The Weatherford equipment had a carrying amount of $17.4 million and was written down to its fair value of $0.9 million resulting in an impairment charge of $16.5 million during 2010. The impairments were recorded as part of restructuring and other charges in our Consolidated Statements of Operations in 2010. As of June 30, 2011, our Weatherford facility met the criteria for classification as held for sale outlined in the accounting guidance for the sale of a long-lived asset. Accordingly, the book values of the building and property of $2.3 million were transferred into other current assets on our Consolidated Balance Sheets and are no longer being depreciated.
2012 Activity
The following table summarizes 2012 restructuring and other activity by restructuring program:

	2012 GPI Program	2011 Corporate Strategy Program	Other	Total
	(In millions)
Restructuring
Severance and related	$13.9	$3.0	$—	$16.9
Lease termination costs	0.1	0.5	—	0.6
Other	0.9	0.7	0.6	2.2
Gain on sale of fixed asset held for sale	—	—	(0.7)	(0.7)
Total restructuring	14.9	4.2	(0.1)	19.0
Other
Contingent consideration fair value adjustment	—	—	(8.6)	(8.6)
Intangible asset abandonment	—	—	1.9	1.9
Pension settlement/curtailment	—	—	2.4	2.4
Acquisition and integration costs	—	—	3.7	3.7
Other	—	—	2.7	2.7
Total	$14.9	$4.2	$2.0	$21.1

2011 Activity
The following table summarizes 2011 restructuring and other activity by restructuring program:

	2011 Manufacturing Redesign Program	2011 Corporate Strategy Program	Other	Total
	(In millions)
Restructuring
Severance and related	$—	$7.0	$—	$7.0
Lease termination costs	0.3	3.0	—	3.3
Other	0.9	0.2	—	1.1
Total restructuring	1.2	10.2	—	11.4
Other
Pension settlement/curtailment	—	—	2.5	2.5
Asset disposals	—	—	7.0	7.0
Acquisition and integration costs	—	—	2.6	2.6
Other	—	—	(2.0)	(2.0)
Total	$1.2	$10.2	$10.1	$21.5
2010 Activity
The following table summarizes 2010 restructuring and other activity by restructuring program:

	2011 Manufacturing Redesign Program	2011 Corporate Strategy Program	2008 Corporate Redesign Program	Other	Total
	(In millions)
Restructuring
Severance and related	$3.2	$3.4	$6.4	$—	$13.0
Lease termination costs	—	—	1.7	—	1.7
Total restructuring	3.2	3.4	8.1	—	14.7
Other
Pension settlement/curtailment	—	0.3	2.5	—	2.8
Asset Impairments	31.2	—	—	—	31.2
Other	—	—	0.2	2.2	2.4
Total	$34.4	$3.7	$10.8	$2.2	$51.1

Note 8 — Stock-Based Compensation
Stock compensation consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Stock compensation expense	$7.3	$7.5	$6.9
We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Directors Stock Compensation Plan (Directors Plan) and stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan), our 2008 Stock Incentive Plan (2008 Incentive Plan) and our 2011 Stock Incentive Plan (2011 Incentive Plan). Restricted stock granted and stock option awards exercised are issued from our treasury stock. The purchase of treasury stock is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors.
No further shares are available for grant under the Directors Plan, the 2000 Incentive Plan, the 2005 Incentive Plan or the 2008 Incentive Plan. Stock-based compensation awards issued under these plans generally have terms of ten years and, for employees, vest over a four-year period. Awards issued to directors under these plans become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company's stock on the date of grant. As of December 31, 2012, there were 4,607,157 stock-based compensation awards outstanding that were issued under these plans and consist of stock options and restricted stock.
The 2011 Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Incentive Plan is 4.5 million and the maximum number of shares that may be awarded pursuant to grants of awards other than options and stock appreciation rights is 1.1 million. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Incentive Plan have been granted; provided, however, that incentive stock options may not be granted after February 10, 2021. Stock-based compensation awards issued under the 2011 Incentive Plan generally have a term of ten years and, for employees, vest over a three-year period. Awards issued to directors under this plan become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company's stock on the date of grant. As of December 31, 2012, we had 2,237,119 of stock-based compensation awards consisting of stock options and restricted stock outstanding under the 2011 Incentive Plan. As of December 31, 2012 there were 2,098,474 shares available for grant under our 2011 Incentive Plan.
On February 8, 2013, the Board adopted, subject to shareholder approval, amendments to the Imation Corp. 2011 Incentive Plan (the “Stock Plan Amendments”). The purpose of the Stock Plan Amendments is, among other things, to permit the Company to continue to grant awards under the 2011 Incentive Plan beyond the date when the currently authorized shares have been exhausted, to give the Compensation Committee additional flexibility in granting performance-based awards and remove the limitation on the number of shares that can be issued pursuant to full value awards.
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
The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31:

	2012	2011	2010
Volatility	45%	44%	43%
Risk-free interest rate	1.07%	2.13%	2.49%
Expected life (months)	71	70	66
Dividend yield	—%	—%	—%
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(millions)
Outstanding December 31, 2009	4,594,838	$27.19	6.2	$0.1
Granted	889,089	10.46
Exercised	(1,000)	8.11
Canceled	(421,146)	31.19
Forfeited	(145,693)	17.97
Outstanding December 31, 2010	4,916,088	$24.10	5.6	$0.7
Granted	1,401,163	9.41
Exercised	(45,429)	10.13
Canceled	(475,703)	35.11
Forfeited	(116,540)	14.34
Outstanding December 31, 2011	5,679,579	$19.87	6.0	$—
Granted	1,178,780	5.80
Exercised	—	—
Canceled	(752,415)	26.61
Forfeited	(287,472)	9.24
Outstanding December 31, 2012	5,818,472	$16.57	5.9	$—
No performance-based options were granted during the years ended December 31, 2012 or 2011. Of the options granted during the year ended December 31, 2010, 105,397 were performance-based options that vest based on the Company’s performance against operating income targets for 2010. Our 2010 performance exceeded these operating income targets and, accordingly, these options will vest 25 percent per year over four years from the date of grant.
The aggregate intrinsic value of all outstanding stock options was less than $0.1 million, $0.0 million and $0.7 million as of December 31, 2012, 2011 and 2010, respectively. The intrinsic value of options exercised during 2011 and 2010 was less than $0.1 million each year. The weighted average grant date fair value of options granted during the years 2012, 2011 and 2010 was $2.53, $4.15 and $4.46, respectively.
The following table summarizes exercisable options and options expected to vest as of December 31, 2012:

	Exercisable Options			Options Expected to Vest
		Weighted Average Remaining	Weighted Average		Weighted Average Remaining	Weighted Average
Range of Exercise	Stock	Contractual	Exercise	Stock	Contractual	Exercise
Prices	Options	Life (Years)	Price	Options	Life (Years)	Price
$4.26 to $6.16	—	0.0	$—	900,302	9.4	$5.76
$6.17 to $14.15	1,578,296	6.0	9.76	1,117,314	8.0	9.43
$14.16 to $19.20	—	0.0	—	—	0.0	—
$19.21 to $23.95	13,000	5.6	20.62	—	0.0	—
$23.96 to $28.70	749,952	3.8	24.43	—	0.0	—
$28.71 to $39.38	863,713	2.0	35.33	—	0.0	—
$39.39 to $41.75	310,965	2.2	41.34	—	0.0	—
$41.76 to $46.97	33,000	0.6	44.34	—	0.0	—
$4.26 to $46.97	3,548,926	4.2	$22.21	2,017,616	8.6	$7.79
Total stock-based compensation expense associated with stock options recognized in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 was $3.6 million, $4.1 million and $3.8 million, respectively. This expense would result in related tax benefits of $1.1 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance, and due to the valuation allowance, we did not recognize the related tax benefits in 2012, 2011 and 2010. As of December 31, 2012 there was $5.4 million of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 1.8 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2012, 2011 or 2010.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2009	461,702	$14.84
Granted	524,655	10.45
Vested	(209,302)	15.17
Forfeited	(37,859)	11.15
Nonvested as of December 31, 2010	739,196	$11.34
Granted	385,049	9.28
Vested	(274,934)	12.15
Forfeited	(54,265)	12.05
Nonvested as of December 31, 2011	795,046	$10.02
Granted	708,573	5.67
Vested	(321,103)	10.30
Forfeited	(156,712)	8.72
Nonvested as of December 31, 2012	1,025,804	$7.12
There were no performance-based restricted shares granted during the years ended December 31, 2012 or 2011. Of the restricted shares granted during the year ended December 31, 2010, 265,837 were performance-based awards that vest based on the Company’s performance against operating income targets for 2010. Our 2010 performance exceeded these operating income targets and accordingly, these restricted shares will vest 25 percent per year over four years from the date of grant.
The total fair value of shares that vested during the years 2012, 2011 and 2010 was $3.3 million, $3.3 million and $3.2 million, respectively.
Total related stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 was $3.6 million, $3.4 million and $3.1 million, respectively. This expense would result in related tax benefits of $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance and due to the valuation allowance, we did not recognize the related tax benefit in 2012, 2011 and 2010. As of December 31, 2012 there was $4.8 million of total unrecognized compensation expense related to outstanding restricted stock. That expense is expected to be recognized over a weighted average period of 1.7 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2012, 2011 or 2010.

Note 9 — Retirement Plans
Pension Plans
We have various non-contributory defined benefit pension plans covering United States employees employed prior to January 1, 2010 and certain employees outside the United States, primarily in Germany, the United

Kingdom and Japan. Total pension expense was $2.0 million, $2.4 million and $4.5 million in 2012, 2011 and 2010, respectively. Total pension expense decreased year over year due primarily to lower service and interest costs. The measurement date of our pension plans is December 31. During the twelve months ended December 31, 2012 we contributed $5.1 million to our worldwide pension plans. We presently anticipate contributing between $2 million and $4 million to fund our worldwide pension plans in 2013. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
Effective January 1, 2010, the U.S. plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. plan as of January 1, 2011, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits were made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. These actions resulted in the recognition of all prior service costs as a curtailment loss of $0.3 million in 2010, included as a component of restructuring and other in the Consolidated Statements of Operations.
For the U.S. plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant's account equal to six percent of that participant's eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credits were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits will be made to a participant’s account balance after December 31, 2010. A monthly interest credit is made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 3.02 percent for 2012. In accordance with the annual update process, the interest credit rate will be 2.80 percent for 2013.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2012, 2011 and 2010 exceeded the service and interest costs associated with those years. As a result, a partial settlement event occurred in those years and, accordingly, we recognized a settlement loss of $2.4 million, $2.5 million and $2.5 million during 2012, 2011 and 2010, respectively. These settlement losses are included in restructuring and other in our Consolidated Statements of Operations.
The U.S. pension plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option.
The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit pension plans were as follows:

	United States		International
	As of December 31,		As of December 31,
	2012	2011	2012	2011
	(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$92.2	$93.8	$55.6	$58.9
Service cost	—	—	0.6	0.7
Interest cost	3.2	4.2	2.2	2.5
Actuarial (gain) loss	2.2	5.1	6.9	4.4
Benefits paid	(1.9)	(1.8)	(2.4)	(2.2)
Settlements	(7.4)	(9.1)	—	(8.4)
Foreign exchange rate changes	—	—	0.5	(0.3)
Projected benefit obligation, end of year	$88.3	$92.2	$63.4	$55.6
Change in plan assets
Fair value of plan assets, beginning of year	$69.6	$70.9	$53.5	$61.2
Actual return on plan assets	8.5	(0.9)	3.7	1.6
Foreign exchange rate changes	—	—	1.0	(0.3)
Company contributions	2.9	10.5	2.2	3.8
Benefits paid	(1.9)	(1.8)	(2.4)	(2.2)
Settlement payments	(7.4)	(9.1)	—	(10.6)
Fair value of plan assets, end of year	71.7	69.6	58.0	53.5
Funded status of the plan, end of year	$(16.6)	$(22.6)	$(5.4)	$(2.1)
Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2012	2011	2012	2011
	(In millions)
Noncurrent assets	$—	$—	$6.1	$4.6
Noncurrent liabilities	(16.6)	(22.6)	(11.5)	(6.7)
Accumulated other comprehensive loss — pre-tax	25.8	30.2	14.2	8.6
Amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2012	2011	2012	2011
	(In millions)
Net actuarial loss	$25.8	$30.2	$18.2	$13.3
Prior service cost (credit)	—	—	(5.4)	(6.5)
Transition asset obligation	—	—	1.4	1.8
Total	$25.8	$30.2	$14.2	$8.6
The following table includes information for pension plans with an accumulated benefit obligation in excess of plan assets. This excludes one of our international plans which has plan assets in excess of accumulated benefit obligations.

	United States		International
	As of December 31,		As of December 31,
	2012	2011	2012	2011
	(In millions)
Projected benefit obligation, end of year	$88.3	$92.2	$37.3	$31.7
Accumulated benefit obligation, end of year	88.3	92.2	36.9	31.4
Plan assets at fair value, end of year	71.7	69.6	25.8	25.1
Components of net periodic pension cost included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In millions)
Service cost	$—	$—	$1.7	$0.6	$0.7	$0.6
Interest cost	3.2	4.2	4.8	2.2	2.5	2.8
Expected return on plan assets	(5.7)	(6.3)	(5.7)	(2.3)	(3.0)	(3.1)
Amortization of net actuarial loss	1.5	1.2	0.4	0.3	0.2	0.2
Amortization of prior service cost (credit)	—	—	0.1	(0.5)	(0.5)	(0.4)
Amortization of transition obligation	—	—	—	0.3	0.3	0.3
Net periodic pension cost (credit)	(1.0)	(0.9)	1.3	0.6	0.2	0.4
Settlements and curtailments	2.4	2.5	2.8	—	0.6	—
Total pension cost (credit)	$1.4	$1.6	$4.1	$0.6	$0.8	$0.4

Total pension cost for each of our international plans individually ranged from less than $0.1 million to $0.6 million in 2012, $0.1 million to $0.4 million in 2011 and less than $0.1 million to $0.4 million in 2010. Total pension credit ranged from less than $0.1 million to $0.2 million during 2012, 2011 and 2010.
The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $2.3 million loss, $0.5 million credit and $0.2 million obligation, respectively.
Assumptions used to determine benefit obligations were as follows (international assumptions are a weighted average of all of our international plans):

	United States		International
	As of December 31,		As of December 31,
	2012	2011	2012	2011
Discount rate	3.50%	3.75%	3.33%	4.07%
Rate of compensation increase	—%	—%	3.02%	3.05%
Assumptions used to determine net periodic benefit costs were as follows (international assumptions are a weighted average of all of our international plans):

	United States			International
	As of December 31,			As of December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	3.75%	4.75%	5.30%	4.09%	4.56%	5.00%
Expected return on plan assets	8.00%	8.00%	8.00%	4.32%	4.92%	5.52%
Rate of compensation increase	—%	—%	4.75%	2.57%	2.77%	2.98%
The discount rate for the U.S. plan is determined through a modeling process utilizing a customized portfolio of high-quality bonds whose annual cash flows cover the expected benefit payments of the plan, as well as comparing the results of our modeling to other corporate bond and pension liability indices. Appropriate benchmarks are used to determine the discount rate for the international plans. The expected long-term rate of return on assets assumption is derived from a study that includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. The expected long-term rate of return on assets assumption for the international plans reflects the investment allocation and expected total portfolio returns specific to each plan and country. Beginning in 2011, the projected salary increase assumption was not applicable for the U.S. plan due to the elimination of benefit accruals as of January 1, 2011.
The plans' asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2012	2011	2012	2011
Short-term investments	9%	2%	1%	1%
Fixed income securities	19%	15%	40%	41%
Equity securities	56%	65%	26%	24%
Absolute return strategy equity funds	16%	18%	—%	—%
Insurance contracts	—%	—%	33%	34%
Total	100%	100%	100%	100%
For the U.S. plan, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 50 to 80 percent, fixed income securities at 15 to 25 percent and other investments at 10 to 20 percent. Other investments include short-term investments and absolute return strategy funds which are investments designed to achieve a certain return. Management reviews our U.S. investment policy for the plan at least annually. Outside the U.S., the investment objectives are similar to the U.S., subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.
As of December 31, 2012, the following reflects future benefit payments services expected to be paid in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)
2013	$17.5	$2.2
2014	4.3	2.4
2015	4.5	2.4
2016	5.4	2.6
2017	5.1	2.7
2018-2022	28.4	14.9
The assets in our defined benefit pension plans are measured at fair value on a recurring basis (at least annually). A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date.
Following is a description of the valuation methodologies used for assets measured at fair value.
Short-term investments. The carrying value of these assets approximates fair value because maturities are generally less than three months. Accordingly, these investments are classified as Level 1 financial instruments.
Mutual funds. Investments in mutual funds are valued using the net asset value (NAV) of shares held as of December 31. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the funds are not considered probable. These investments are generally classified as Level 1 financial instruments, however for certain mutual funds, the NAV is not published, and accordingly, these investments are classified as Level 2 financial instruments.
Common stocks. Investments in common stock are valued at the closing price reported on major markets on which the individual securities are traded. Accordingly, these investments are classified as Level 1 financial instruments.
Comingled trust funds. These assets are valued using the NAV of shares as of December 31, 2012. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and shares can be redeemed with minimal restrictions and can do so daily. Events that may lead to a restriction to transact with the funds are not considered probable. Accordingly, these investments are classified as Level 2 financial instruments.
Insurance contracts. These assets are valued using quoted prices for similar assets. Accordingly, these investments are classified as Level 2 financial instruments.
These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different value measurement. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. There were no transfers into or out of Level 1 or Level 2 during the years ended December 31, 2012 or December 31, 2011.
The fair value of the plan assets by asset category were as follows:

United States	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$6.3	$6.3	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds	14.0	—	14.0	—
International growth fund	7.4	7.4	—	—
Fixed income securities	14.0	14.0	—	—
Absolute return strategy funds	11.6	—	11.6	—
Common stocks	10.7	10.7	—	—
Commingled trust funds	7.7	—	7.7	—
Total	$71.7	$38.4	$33.3	$—

International	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.3	$—	$0.3	$—
Mutual Funds
Equity securities - blended funds	15.3	—	15.3	—
Fixed income securities	23.5	—	23.5	—
Insurance contracts	18.9	—	18.9	—
Total	$58.0	$—	$58.0	$—

United States	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$1.5	$1.5	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds	18.0	—	18.0	—
International growth fund	6.8	6.8	—	—
Fixed income securities	10.7	10.7	—	—
Absolute return strategy funds	12.2	—	12.2	—
Common stocks	13.3	13.3	—	—
Commingled trust funds	7.1	—	7.1	—
Total	$69.6	$32.3	$37.3	$—

International	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.3	$—	$0.3	$—
Mutual Funds
Equity securities - blended funds	13.0	—	13.0	—
Fixed income securities	21.9	—	21.9	—
Insurance contracts	18.3	—	18.3	—
Total	$53.5	$—	$53.5	$—
Employee Retirement Savings Plans
Effective January 1, 2011, our matching formula under our 401(k) retirement plan is 100 percent of employee contributions up to the first five percent of eligible compensation. We used shares of treasury stock to match employee 401(k) contributions for 2012, 2011 and 2010. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $2.3 million, $2.1 million and $1.7 million in 2012, 2011 and 2010, respectively.
We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon total company performance. We use shares of treasury stock for this contribution. A contribution of $0.7 million was made under the variable compensation program during the year ended December 31, 2012 for 2011. No contributions were made under the variable compensation program for the years ended December 31, 2011 or 2010.

Note 10 — Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
U.S.	$(282.5)	$(67.0)	$(114.3)
International	(58.6)	24.1	37.9
Total	$(341.1)	$(42.9)	$(76.4)
The components of the income tax provision (benefit) from continuing operations were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Current
Federal	$(11.9)	$1.5	$12.1
State	—	—	3.8
International	4.9	5.5	9.0
Deferred
Federal	8.8	—	44.7
State	—	—	8.6
International	(2.2)	(3.2)	3.7
Total	$(0.4)	$3.8	$81.9
The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Tax at statutory U.S. tax rate	$(119.4)	$(15.0)	$(26.8)
State income taxes, net of federal benefit	(6.8)	(2.2)	(3.7)
Net effect of international operations	23.6	(1.3)	(2.8)
Valuation allowances	95.9	17.6	105.2
U.S. tax on foreign earnings	3.9	4.8	5.1
Uncertain tax positions	0.3	0.2	1.3
Other	2.1	(0.3)	3.6
Income tax provision (benefit)	$(0.4)	$3.8	$81.9
In comparing our 2012 tax benefit of $0.4 million to our 2011 tax provision of $3.8 million, the primary change is due to lower withholding tax expense incurred during 2012, settlements with taxing authorities concluded during

2012, the impact of activity in other comprehensive income and the mix of taxable income (loss) by country.
In comparing our 2011 tax provision of $3.8 million to our 2010 tax provision of $81.9 million, the primary change is due to the U.S. not receiving a tax benefit from the 2011 net operating loss and the establishment of a valuation allowance in 2010 on our U.S. deferred tax assets. Other items that had an impact on the 2011 tax provision included a $5.0 million benefit for the reversal of a foreign net operating loss valuation allowance and changes in the mix of income (loss) by jurisdiction.
In 2012, 2011 and 2010 the net cash received (or paid) for income taxes, relating to both continuing and discontinued operations, was ($4.4) million, ($4.9) million and $6.4 million, respectively.
Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.
The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2012	2011
	(In millions)
Accounts receivable allowances	$6.9	$5.6
Inventories	12.9	12.3
Compensation and employee benefits	11.2	9.7
Tax credit carryforwards	39.2	35.0
Net operating loss carryforwards	83.5	49.5
Accrued liabilities and other reserves	9.3	16.3
Pension	9.4	8.7
Property, plant and equipment	—	14.0
Intangible assets	76.9	5.6
Other, net	2.7	5.5
Gross deferred tax assets	252.0	162.2
Valuation allowance	(239.1)	(141.1)
Deferred tax assets	12.9	21.1

Property, plant and equipment	(1.3)	—
Deferred tax liabilities	(1.3)	—
Net deferred tax assets	$11.6	$21.1
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
The valuation allowance was $239.1 million, $141.1 million and $127.4 million as of December 31, 2012, 2011 and 2010, respectively. The valuation allowance change in 2012 compared to 2011 was due primarily to operating losses and the impact of intangible asset impairments charges.
The valuation allowance increase in 2011, as compared to 2010, was due to $13.4 million of additional federal tax credits related to the repatriation of cash to the U.S., $3.8 million of additional U.S. net operating losses and $1.5 million of other items, offset by a $5.0 million benefit from the reversal of a foreign net operating loss valuation allowance.
Federal net operating loss carry forwards totaling $182.7 million will begin expiring in 2026. We have state income tax loss carryforwards of $263.8 million, $2.3 million of which will expire between 2013 and 2015 and the remaining will expire at various dates up to 2032. We have U.S. and foreign tax credit carryforwards of $39.2 million, $5.9 million of which will expire between 2013 and 2015 and the remaining will expire between 2016 and 2031. Of the aggregate foreign net operating loss carryforwards totaling $46.1 million, $4.1 million will expire in the next 3 years, $12.9 million will expire at various dates up to 2032 and $29.1 million may be carried forward indefinitely.
In January 2012, we made a distribution to the U.S. as part of the 2011 distribution plan. In December 2012, we continue to have loans to the U.S. from our overseas subsidiaries, which we expect to repay in future periods.
During the fourth quarter of 2011, we distributed funds to the U.S. These distributions were treated as permanent repatriations of unremitted earnings during the fourth quarter of 2011. Our 2011 provision includes a $4.0 million charge to record the U.S. tax liability associated with these earnings. Some of these distributions were loans to the U.S. from our subsidiaries.
Any amount of earnings in excess of the loan amounts described above were either already invested in the foreign operations or needed as working capital. The remaining unremitted earnings of our foreign subsidiaries will continue to be permanently reinvested in their operations, and no additional deferred taxes have been recorded. The actual U.S. tax cost of any future repatriation of foreign earnings would depend on income tax law and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation. As of December 31, 2012, approximately $92.8 million of earnings attributable to foreign subsidiaries were considered to be permanently invested in those operations.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In Millions)
Balance at December 31, 2009	$13.8
Additions:
Tax positions of current years	0.3
Tax positions of prior years	1.3
Reductions:
Settlements with taxing authorities	(0.2)
Lapse of statute of limitations	(0.3)
Balance at December 31, 2010	14.9
Additions:
Tax positions of current year	0.3
Tax positions of prior years	0.1
Reductions:
Settlements with taxing authorities	—
Lapse of statute of limitations	(0.2)
Balance at December 31, 2011	15.1
Additions:
Tax positions of current year	0.3
Tax positions of prior years	0.6
Reductions:
Tax positions of prior years	(11.3)
Settlements with taxing authorities	(0.2)
Lapse of statute of limitations	(0.1)
Balance at December 31, 2012	$4.4
The total amount of unrecognized tax benefits, which excludes accrued interest and penalties described below, as of December 31, 2012 was $4.4 million. The $11.3 million reduction related to prior year tax positions included $10.5 million of tax benefit that was offset by a corresponding increase in valuation allowance against deferred tax assets. If the unrecognized tax benefits remaining at December 31, 2012 were recognized in our consolidated financial statements, $4.4 million would ultimately affect income tax expense and our related effective tax rate.
It is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease significantly during the next twelve months; however, it is not possible to reasonably estimate the effect on the unrecognized tax benefit at this time.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. During the years ended December 31, 2012, 2011 and 2010, we recognized approximately $1.3 million benefit, $0.2 million benefit and $0.5 million expense, respectively, in interest and penalties. We had approximately $0.3 million, $2.5 million and $2.6 million accrued, excluding the tax benefit of deductible interest, for the payment of interest and penalties at December 31, 2012, 2011 and 2010, respectively. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our federal income tax returns for 2010 through 2011 are subject to examination by the Internal Revenue Service (IRS). The IRS completed its field examination of our U.S. federal income tax returns for the years 2006 through 2008 in the second quarter of 2010. The IRS completed its field examination for the 2009 tax year in the fourth quarter of 2011. We protested certain IRS positions in both audit cycles and reached a final settlement through the IRS appeals process during the fourth quarter of 2012. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and city tax jurisdictions for years before 2006. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

Note 11 — Debt

On March 30, 2006, we entered into a credit agreement with a group of banks (the Credit Agreement). Subsequently, we entered into various amendments which, among other things, added Imation Europe B.V. as a borrower (European Borrower).
On May 18, 2012, we entered into an amendment (the Amendment) to the Credit Agreement (as amended to date, the Amended Credit Agreement). The Amendment modified the Credit Agreement by extending the expiration date of the borrowing arrangement to May 18, 2017, requiring that the equity interests of material foreign subsidiaries be pledged to support the obligations, if any, of the European Borrower, lowered the applicable margin on interest, lowered the Company's minimum required Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be maintained as well as provided for certain other less significant changes.
The Amended Credit Agreement includes a senior revolving credit facility that allows for the borrowing of amounts up to a maximum of $200 million, including sublimits of $150 million in the United States and $50 million in Europe. Borrowings in both the United States and Europe are limited to the lesser of the sublimit(s) and the borrowing base as defined in the Amended Credit Agreement and are payable upon expiration of the Amended Credit Agreement or immediately, but only to the extent the applicable sublimit(s) are reduced to an amount less than the amount borrowed at that time. Our borrowing base is calculated each quarter unless our outstanding loan amount is greater than $5.0 million in which our borrowing base is calculated monthly. Our borrowing base is based on our amounts of receivables, inventories and other factors that influence the borrowing base and, to the extent any outstanding borrowing exceed the borrowing base, any such excess is due and payable immediately. As of December 31, 2012, our borrowing capacity under this arrangement was $76.4 million in the United States and $13.9 million in Europe.
Prior to August 15, 2012, borrowings bore interest at an interest rate equal to (1) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 2.00 percent or (2) the Base Rate (as defined in the Amended Credit Agreement) plus 1.00 percent. After August 15, 2012, the applicable margins for the Eurodollar Rate and the Base Rate are subject to adjustments based on average daily availability (as defined in the Amended Credit Agreement).
Our U.S. obligations under the Amended Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Amended Credit Agreement, and the Guarantors. Borrowings under the U.S. portion of the Credit Facility are limited to the lesser of (a) $150 million and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:

•	up to 85 percent of eligible accounts receivable; plus

•	up to the lesser of 65 percent of eligible inventory or 85 percent of the appraised net orderly liquidation value of eligible inventory; plus

•
up to 60 percent of the appraised fair market value of eligible real estate (the Original Real Estate Value), such Original Real Estate Value to be reduced each calendar month by 1/120th, provided, that the Original Real Estate Value shall not exceed $40 million; plus

•	such other classes of collateral as may be mutually agreed upon and at advance rates as may be determined by the Agent; minus

•	such reserves as the Agent may establish in good faith.
Our European obligations under the Credit Agreement are secured by a first priority lien on substantially all of the material personal property of the European Borrower. Borrowings under the European portion of the Credit Facility are limited to the lesser of (a) $50 million and (b) the “European borrowing base.” The European borrowing base calculation is fundamentally the same as the U.S. borrowing base, subject to certain differences to account for European law and other similar issues.
As of December 31, 2012, we had $20.0 million of borrowings outstanding under the Amended Credit Agreement, all of which was borrowed in the United States. Outstanding borrowings in the United States bear interest of 2.25 percent as of December 31, 2012. As of December 31, 2012, our total remaining borrowing capacity under the Credit Facility was $90.3 million.
The Amended Credit Agreement contains covenants which are customary for similar credit agreements, including covenants related to financial reporting and notification, payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Amended Credit Agreement contains a conditional financial covenant that requires Imation Corp. to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 or a liquidity requirement of $30.0 million of domestic borrowing availability. We were in compliance with the liquidity requirement as of December 31, 2012.
As of December 31, 2012 and 2011 we had outstanding standby letters of credit of $0.4 million and $0.6 million, respectively. The outstanding standby letters of credit are required by our insurance companies to cover potential deductibles and reduce our allowed borrowing capacity under the Amended Credit Agreement.
During 2012 we capitalized $2.6 million of debt issuance costs related to the Amended Credit Agreement. These costs were recorded to Other assets in the Consolidated Balance Sheets as of December 31, 2012 and are being amortized over the term of the Amended Credit Agreement.
Our interest expense, which includes letter of credit fees, facility fees, commitment fees under the Amended Credit Agreement and amortization of debt issuance costs, for 2012, 2011 and 2010 was $2.9 million, $3.7 million and $4.2 million, respectively. Cash paid for interest for 2012, 2011 and 2010, relating to both continuing and discontinued operations, was $2.4 million, $2.7 million and $2.7 million, respectively.

Note 12 — Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. A financial instrument's level within the hierarchy is based on the highest level of any input that is significant to the fair value measurement. Following is a description of our valuation methodologies used to estimate the fair value for our assets and liabilities.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 6 - Intangible Assets and Goodwill and Note 7 - Restructuring and Other Expense, during each of 2012, 2011 and 2010, we recorded impairment charges associated with goodwill, intangible assets or property, plant and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value. Additionally, as discussed in Note 4 - Acquisitions, the Company consummated various business acquisitions during 2012 and 2011 and recorded the acquired assets and liabilities, including goodwill, intangible assets and property, plant and equipment at their estimated fair value. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, derivative instruments and our contingent consideration obligations associated with certain acquisitions.
Derivative Financial Instruments
We maintain a foreign currency exposure management policy that allows the use of derivative instruments, principally foreign currency forward, option contracts and option combination strategies to manage risks associated with foreign exchange rate volatility. Generally, these contracts are entered into to fix the U.S. dollar amount of the eventual cash flows. The derivative instruments range in duration at inception from between one to 16 months. The fair value of our derivative instruments is determined based on inputs that are observable in the public market, but are other than publicly quoted prices (Level 2). We are exposed to the risk of nonperformance by our counter-parties, but we do not anticipate nonperformance by any of these counter-parties. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits and by using major international banks and financial institutions as counter-parties.
Cash Flow Hedges. We attempt to substantially mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in the currency exchange rates through the use of option, forward and combination option contracts. The degree of our hedging can fluctuate based on management judgment and forecasted projections. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedged items. This process includes linking all derivatives to forecasted transactions. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. At December 31, 2012 and 2011, our contracts had durations of 12 months or less. The fair value of these contracts is recorded in other current assets and other current liabilities on our Consolidated Balance Sheets.
Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive loss. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive loss are reclassified into the Consolidated Statements of Operations in the same line as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively, with deferred gains and losses being recognized in current period operations. The following table sets forth our cash flow hedges which are measured at fair value on a recurring basis.

	December 31, 2012			December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Derivative assets
Foreign currency option contracts	$—	$5.5	$—	$—	$2.3	$—
Foreign currency forward contracts	—	—	—	—	1.1	—
Derivative liabilities
Foreign currency option contracts	—	(1.2)	—	—	(1.4)	—
Foreign currency forward contracts	—	(0.1)	—	—	—	—
Total	$—	$4.2	$—	$—	$2.0	$—
Other Derivative Instruments. We use foreign currency forward contracts to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts on our Consolidated Balance Sheets and because we do not receive hedge accounting for these derivatives, changes in their value are recognized every reporting period in the Consolidated Statements of Operations.
For 2012, 2011 and 2010 we recorded foreign currency losses of $1.6 million, $4.6 million and $2.2 million, respectively, in Other Expenses, net in the Consolidated Statements of Operations. These losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of a gain of $0.7 million and include losses of $1.7 million and $4.3 million, from the related foreign currency forward contracts for 2012, 2011 and 2010, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Consolidated Financial Statements were as follows:

	December 31, 2012			December 31, 2011
		Fair Value			Fair Value
	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
	(In millions)
Cash flow hedges designated as hedging instruments	$248.6	$5.5	$(1.3)	$208.2	$3.4	$(1.4)
Other hedges not receiving hedge accounting	46.5	—	—	32.9	—	—
Total	$295.1	$5.5	$(1.3)	$241.1	$3.4	$(1.4)

On December 31, 2012 we entered into certain hedges not receiving hedge accounting treatment and the estimated fair value of these hedges were inconsequential as of December 31, 2012.
Other Assets and Liabilities
Contingent Consideration. Contingent consideration recorded for earn-out payments related to our acquisitions is recorded at fair value and remeasured on a recurring basis. We use the income approach in calculating the fair value of our contingent consideration. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment within restructuring and other in our Consolidated Statements of Operations. These fair value measurements are calculated using the income approach with cash flow projections based on significant inputs not observable in the market and therefore represent Level 3 measurements. See Note 4 - Acquisitions for further discussion of the fair value calculation of our contingent consideration as of December 31, 2012. The following table sets forth a summary of changes in the fair value of our contingent consideration Level 3 liabilities:

	MXI Security	Encryptx	Total
	(In millions)
Balance as of December 31, 2010	$—	$—	$—
Addition from acquisitions	9.2	1.3	10.5
Balance as of December 31, 2011	9.2	1.3	10.5
Fair value adjustment	(8.6)	—	(8.6)
Payments	—	(0.7)	(0.7)
Balance as of December 31, 2012	$0.6	$0.6	$1.2
Other
The carrying value of accounts receivable and accounts payable approximate their fair values due to the short-term duration of these items. Additionally, our borrowings of $20.0 million of outstanding debt under the Amended Credit Agreement at December 31, 2012, as further described in Note 11 - Debt, approximates fair value due to the short nature of this debt.

Note 13 — Shareholders' Equity
Shareholder Rights Plan
Effective February 11, 2013, our Board of Directors amended the Rights Agreement dated as of June 21, 2006 to change the final expiration date from July 1, 2016 to February 11, 2013, effectively terminating the Rights Agreement. This amendment had no accounting implications to the Company.
Treasury Stock
On May, 2, 2012 our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. Since the inception of this authorization we have repurchased 1.2 million shares of common stock for $6.5 million and, as of December 31, 2012 we had authorization to repurchase up to 3.8 million additional shares. The treasury stock held as of December 31, 2012 was acquired at an average price of $24.11 per share. Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2009	4,826,705
Purchases	—
Exercise of stock options	(1,000)
Restricted stock grants and other	(439,175)
401(k) matching contribution	(174,245)
Balance as of December 31, 2010	4,212,285
Purchases	1,099,219
Exercise of stock options	(45,429)
Restricted stock grants and other	(365,712)
401(k) matching contribution	(236,440)
Balance as of December 31, 2011	4,663,923
Purchases	1,236,161
Exercise of stock options	—
Restricted stock grants and other	(499,851)
401(k) matching contribution	(517,588)
Shares issued for acquisition	(3,319,324)
Balance as of December 31, 2012	1,563,321
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

	December 31,
	2012	2011
	(In millions)
Cumulative currency translation adjustment	$(49.1)	$(47.4)
Pension adjustments, net of income tax	(27.8)	(26.8)
Cash flow hedging and other, net of income tax	2.7	1.6
Total accumulated other comprehensive loss	$(74.2)	$(72.6)
Comprehensive Loss
Components of comprehensive loss consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period	$5.1	$0.3	$0.7
Tax benefit (expense)	(2.0)	(0.1)	(0.1)
Reclassification adjustment for net realized (gains) losses included in net loss	(3.0)	0.8	—
Tax expense (benefit)	1.0	(0.2)	—
Total net unrealized (losses) gains on derivative financial instruments	$1.1	$0.8	$0.6

Net pension adjustments:
Reclassification of adjustments for defined benefit plans recorded in net loss	$(0.9)	$(13.0)	$8.2
Tax benefit (expense)	(0.1)	0.3	(3.6)
Total net pension adjustments	$(1.0)	$(12.7)	$4.6

Unrealized foreign currency translation (losses) gains	$(1.7)	$—	$3.0

Amounts above are presented to show each component of comprehensive loss on a gross basis and the related taxes. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss. These items are presented net of taxes in the Consolidated Statements of Comprehensive Loss.

Note 14 — Business Segment Information and Geographic Data

As of and for each of the years ended December 31, 2012, 2011 and 2010, our business was organized, managed and internally and externally reported as segments differentiated by the regional markets we serve: Americas, Europe, North Asia and South Asia. Each of these geographic segments has responsibility for selling all of our product lines.

•	Our Americas segment includes North America, Central America and South America.

•	Our Europe segment includes Europe and parts of Africa.

•	Our North Asia segment includes Japan, China, Hong Kong, Korea and Taiwan.

•	Our South Asia segment includes Australia, Singapore, India, the Middle East and parts of Africa
For each of the years presented, we evaluated segment performance based on revenue and operating income (loss). Revenue for each segment is generally based on customer location where the product is shipped. The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment, intangible impairments, intangible asset abandonment, research and development expense, corporate expense, stock-based compensation expense, contingent consideration adjustments, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments.
Net revenue and operating income (loss) by segment were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net Revenue
Americas	$504.7	$595.9	$712.9
Europe	208.8	248.0	289.8
North Asia	272.5	307.2	315.2
South Asia	113.6	139.3	143.0
Total	$1,099.6	$1,290.4	$1,460.9

	Years Ended December 31,
	2012	2011	2012
	(In millions)
Operating Income (Loss)
Americas	$2.9	$8.4	$36.8
Europe	(3.9)	10.3	(0.6)
North Asia	5.9	12.5	14.9
South Asia	0.6	4.0	4.0
Total segment operating income	5.5	35.2	55.1
Corporate and unallocated	(341.6)	(68.3)	(124.8)
Total operating loss	(336.1)	(33.1)	(69.7)
Interest income	(0.5)	(0.9)	(0.8)
Interest expense	2.9	3.7	4.2
Other expense, net	2.6	7.0	3.3
Loss from continuing operations before income taxes	$(341.1)	$(42.9)	$(76.4)
We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review at a segment specific level. Corporate and unallocated amounts above include non-cash goodwill impairment charges of $23.3 million, $1.6 million and $23.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, non-cash intangible asset impairment charges for $260.5 million for the year ended December 31, 2012, restructuring and other costs of $21.1 million, $21.5 million and $51.1 million for the years ended December 31, 2012, 2011 and 2010, respectively and litigation settlement charges of $2.0 million and $2.6 million for the years ended December 31, 2011 and 2010, respectively.
We have three major product categories: traditional storage, secure and scalable storage and audio and video information. Traditional storage products include optical products, magnetic products and other traditional storage media products. Optical products include primarily DVDs, CDs and Blu-ray disc recordable media. Magnetic products include primarily data storage tape media. Other traditional storage products include primarily optical drives and audio and video tape media. Secure and scalable storage products include flash memory and hard disk drive products, including encrypted and biometric universal serial bus (USB) drives, encrypted and biometric hard disk drives, secure portable desktop solutions, and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability, RDX cartridges and drives, and data protection and data archive appliances. Audio and video information products include primarily audio electronics such as portable stereo systems, iPod® docking stations and accessories and other accessories such as CD and DVD jewel cases and headphones.
Net revenue by major product category was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In Millions)
Net Revenue
Traditional storage
Optical products	$426.8	$511.9	$619.3
Magnetic products	286.2	327.4	347.8
Other traditional storage	15.4	47.7	62.8
Total traditional storage	728.4	887.0	1,029.9
Secure and scalable storage	210.1	210.1	207.5
Audio and video information	161.1	193.3	223.5
Total	$1,099.6	$1,290.4	$1,460.9
The following table presents net revenue by geographical region based on the country in which the revenue originated:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net Revenue
United States	$447.4	$519.2	$633.1
International	652.2	771.2	827.8
Total	$1,099.6	$1,290.4	$1,460.9
The United States and Japan each comprise more than 10 percent of our total net revenue. Net revenue from Japan was 19.7 percent, 17.6 percent and 16.0 percent of total net revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table presents long-lived assets by geographical region:

	As of December 31,
	2012	2011	2010
	(In millions)
Long-Lived Assets
United States	$55.1	$51.6	$62.4
International	3.8	3.8	4.5
Total	$58.9	$55.4	$66.9

Note 15 — Litigation, Commitments and Contingencies
Litigation
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2012 and 2011, estimated liability amounts associated with such indemnifications are inconsequential.
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of December 31, 2012, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our operating results.
On January 11, 2011, we signed a patent cross-license agreement with SanDisk Corporation (SanDisk) to settle two patent cases filed by SanDisk in Federal District Court against our flash memory products, including USB drives and solid state disk (SSD) drives. Under the terms of the cross-license, we will pay SanDisk royalties on certain flash memory products that were previously not licensed. The specific terms of the cross-license are confidential. The cross-license agreement required us to make a one-time payment of $2.6 million in 2011, which was included in litigation settlement expense in the Consolidated Statements of Operations during 2010.
On June 19, 2009 Advanced Research Corp. (ARC) sued Imation in Ramsey County District Court for breach of contract relating to a supply agreement under which we purchased magnetic heads to write servo patterns on magnetic tape, requesting the court to order that Imation pay damages and return the purchased heads to ARC. In September 2011 we agreed to a settlement of $2.0 million, which is included in litigation settlement expense in the Consolidated Statements of Operations as of December 31, 2011 and was paid during 2012.
In 2009 we entered into a confidential settlement agreement ending all legal disputes with Philips Electronics N.V., U.S. Philips Corporation and North American Philips Corporation (collectively, Philips). We had been involved in a complex series of disputes in multiple jurisdictions regarding cross-licensing and patent infringement related to recordable optical media. The settlement provided resolution of all claims and counterclaims filed by the parties without any finding or admission of liability or wrongdoing by any party. As a term of the settlement, we agreed to pay Philips $53.0 million over a period of three years. Based on the present value of these settlement payments, we recorded a charge of $49.0 million in 2009. We made payments of $16.5 million, $8.3 million, $8.2 million and $20.0 million in 2012, 2011, 2010 and 2009, respectively, in full satisfaction of this settlement. Interest accretion of $0.5 million, $1.2 million and $1.5 million was recorded in 2012, 2011 and 2010, respectively. The interest accretion is included in the interest expense on our Consolidated Statements of Operations. At December 31, 2012, the settlement was paid in full.
Operating Leases
We incur rent expense under operating leases, which primarily relate to equipment and office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of net rent expense for the years ended December 31:

	2012	2011	2010
	(In millions)
Minimum lease payments	$6.1	$8.7	$9.6
Contingent rentals	6.1	4.5	7.2
Rental income	(3.4)	(3.1)	(2.9)
Sublease income	(0.7)	(0.8)	(0.5)
Total rental expense	$8.1	$9.3	$13.4

Minimum lease payments and contingent rental expenses associated with agreements with warehouse providers are included as a component of cost of goods sold in the Consolidated Statements of Operations. The minimum lease payments under such arrangements were $0.8 million, $0.8 million and $2.0 million in 2012, 2011 and 2010, respectively. The contingent rental expenses under such arrangements were $1.8 million, $1.7 million and $3.6 million in 2012, 2011 and 2010, respectively.
The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Minimum lease payments	$8.0	$4.9	$2.1	$1.3	$0.9	$1.6	$18.8

Minimum payments have not been reduced by minimum sublease rentals of approximately $0.5 million due in the future under non-cancelable lease agreements.
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2012, we had environmental-related accruals totaling $0.4 million recorded in other liabilities and we have minor remedial activities underway at one of our prior manufacturing facilities. We believe that our accruals are adequate, though it is reasonably possible that the ultimate amount of expense relating to remediation actions and compliance with applicable environmental laws could have a material impact on our results of operations.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders for "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are intended to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by the Company) when sales of optical media are made to natural persons intending to make private copies.
Since the Directive was implemented in 2002, we have paid approximately $100 million in levies to various ongoing collecting societies related to professional and commercial sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, in 2010 we began withholding levy payments on consumer product sales to the various collecting societies. However, we continued to accrue a liability for levies arising from consumer product sales. As of December 31, 2012 and 2011, we had recorded a liability of $27.7 million and $19.7 million, respectively, associated with levies related to consumer product sales for which we are withholding payment. At December 31, 2012, the recovery of some or all of the approximately $100 million of copyright levies previously paid on professional and commercial sales represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency.
Since the October 2010 ECJ ruling, we quarterly evaluate on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer product sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. Cost of goods sold for the year ended December 31, 2011 was reduced by $7.8 million due to reversal of prior year obligations that were determined to be remote. We did not reverse any amounts into cost of goods sold for prior year obligations in 2012.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the European Copyright Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that court decisions may be rendered in 2013 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.

Note 16 - Related Party Transactions

As a result of the arrangement to acquire the rights to the TDK Life on Record brand under an exclusive long-term license from TDK Corporation (TDK), TDK became our largest shareholder and owned approximately 18 percent and 20 percent of our shares as of December 31, 2012 and 2011. In connection with this arrangement we entered into a Supply Agreement with TDK.
In 2012, 2011 and 2010 we purchased products and services under the Supply Agreement which allows us to purchase a limited number of LTO Tape media and Blu-ray removable recording media products and accessory products for resale in the aggregate amounts of approximately $38 million, $50 million and $28 million, respectively, from TDK or its affiliates. We did not sell products nor provide services to TDK or its affiliates in 2012, 2011 or 2010. Trade payables to TDK or its affiliates were $9.1 million and $9.8 million at December 31, 2012 and 2011, respectively. No trade receivables from TDK or its affiliates were outstanding as of December 31, 2012 or December 31, 2011.
On January 13, 2011, the Board of Directors approved a restructuring plan to discontinue our tape coating operations at our Weatherford, Oklahoma facility by April 2011 and subsequently close the facility. We signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies. Under the agreement, we will collaborate on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, while consolidating tape coating operations to the TDK Yamanashi manufacturing facility.

Note 17 - Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)
	(In millions, except per share amounts)
2011
Net revenue	$316.5	$323.0	$308.6	$342.3	$1,290.4
Gross profit	54.0	54.0	57.2	51.5	216.7
Operating loss	(3.4)	(9.3)	(8.3)	(12.1)	(33.1)
Net loss	(7.2)	(12.5)	(14.1)	(12.9)	(46.7)
Loss per common share, net loss:
Basic	$(0.19)	$(0.33)	$(0.38)	$(0.34)	$(1.24)
Diluted	(0.19)	(0.33)	(0.38)	(0.34)	(1.24)
2012
Net revenue	$281.7	$270.6	$248.2	$299.1	$1,099.6
Gross profit	56.1	52.4	45.7	48.1	202.3
Operating loss	(8.9)	(10.3)	(6.5)	(310.4)	(336.1)
Net loss	(12.2)	(12.0)	(6.3)	(310.2)	(340.7)
Loss per common share, net loss:
Basic	$(0.33)	$(0.32)	$(0.17)	$(8.34)	$(9.09)
Diluted	(0.33)	(0.32)	(0.17)	(8.34)	(9.09)
_______________________________________

(1)	The sum of the quarterly loss per share may not equal the annual loss per share due to changes in average shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Controls. During the quarter ended December 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2012, Imation’s internal control over financial reporting was effective, based on those criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 excluded Nexsan, which was acquired on December 31, 2012. Nexsan's assets represent 18 percent of the consolidated total assets of the Company as of December 31, 2012. There were no results of operations included in the consolidated statements of operations for the year ended December 31, 2012 for Nexsan as the acquisition occurred on December 31, 2012. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company under guidelines established by the SEC. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.

Item 9B. Other Information.
None.
PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2013.

Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Information regarding our Board of Directors as of March 13, 2013 is set forth below:
David P. Berg, Executive Vice President and President, Outback Steakhouse International (a chain of Australian themed steakhouse restaurants owned by Bloomin' Brands International).
Theodore H. Bunting, Jr., Group President, Utility Operations, Entergy Corporation (an integrated energy company engaged primarily in electric power production and retail distribution operations).
Charles A. Haggerty, former Chief Executive Officer, Le Conte Associates, LLC (a consulting and investment company) and former Chairman, President and Chief Executive Officer, Western Digital Corporation (a hard disk maker).
William G. LaPerch, former Chief Executive Officer, President and Director of AboveNet Inc. (a leading provider of high bandwidth connectivity solutions for businesses and carriers).
Mark E. Lucas, President and Chief Executive Officer, Imation Corp. See Executive Officers of the Registrant in Item 1. Business herein for further information.
L. White Matthews, III, retired Executive Vice President and Chief Financial Officer, Ecolab Inc. (a developer and marketer of cleaning and sanitizing products and services), former Executive Vice President and Chief Financial Officer, Union Pacific Corporation (a company involved in rail/truck transportation and oil/gas exploration and production) and Non-Executive Chairman of our Board.
Trudy A. Rautio, President and Chief Executive Officer, Carlson Companies, Inc., (a global hospitality and travel company).

David B. Stevens, Chief Technology Officer and Vice President, Corporate Development of Brocade Communications Systems, Inc. (a provider of networking solutions for data centers, enterprises and service providers).
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

Item 11. Executive Compensation.
The Sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers” and “Board of Directors — Compensation of Directors” are incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners” and “Information Concerning Solicitation and Voting - Security Ownership of Management” and Item No. 2 - Approval of Amendments to the 2011 Stock Incentive Plan - Equity Compensation Plan Information are incorporated by reference into this Form 10-K.

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

Item 14. Principal Accountant Fees and Services.
The Section of the Proxy Statement entitled “Audit and Other Fees and Audit and Finance Committee Pre-Approval Policy” is incorporated by reference into this Form 10-K.

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
2.3
Acquisition Agreement, dated January 19, 2006, by and between Imation Corp. and Memorex International Inc. (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on January 25, 2006)

2.4
Inducement Agreement, dated January 19, 2006, among Hanny Holding Limited, Hanny Magnetics (B.V.I.) Limited, Investor Capital Management Asia Limited, Investor Capital Partners — Asia Fund L.P, Global Media Limited, Memorex Holdings Limited and Imation Corp. (incorporated by reference to Exhibit 2.2 to Imation’s Form 8-K Current Report filed on January 25, 2006)

2.5
Purchase Agreement, dated October 5, 2011, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.5 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)

2.6
First Amendment to Purchase Agreement, dated January 5, 2012, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.6 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)

2.7
Second Amendment to Purchase Agreement, dated January 31, 2012, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.7 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)

2.8
Third Amendment to Purchase Agreement, dated February 10, 2012, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.8 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)

2.9
Agreement and Plan of Merger dated December 31, 2012, by and among Imation Corp., Naboo Merger Corp., and Nexsan Corporation (incorporated by reference to Exhibit 2.1 to Imation's Form 8-K/A Current Report filed on March 12, 2013) (Schedules have been omitted pursuant to Item 601(b(2) of Regulation S-K. Imation agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.) ***

3.1	Restated Certificate of Incorporation of Imation Corp. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of Imation Corp., effective February 8, 2013 (incorporated by reference to Exhibit 3.1 to Imation’s Form 8-K Current Report filed on February 13, 2013)
4.1
Rights Agreement between Imation Corp., and The Bank of New York, as Rights Agent, dated as of June 21, 2006 (incorporated by reference to Exhibit 4.1 to Imation’s Registration Statement on Form 8-A filed on June 23, 2006)

Number	Description of Exhibit

4.2	First Amendment to Rights Agreement, dated as of July 30, 2007 (incorporated by reference to Exhibit 4.3 to Imation’s Registration Statement on Form 8-A/A filed on August 1, 2007)
4.3	Second Amendment to Rights Agreement, dated as of November 12, 2010 (incorporated by reference to Exhibit 4.4 to Imation’s Registration Statement on Form 8-A filed on November 12, 2010)
4.4	Third Amendment to Rights Agreement, dated as of February 11,2013 (incorporated by reference to Imation’s Registration Statement on Form 8-A/A filed on February 13, 2013)
4.5
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
10.6
Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.7
Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 6, 2010)

10.8
First Amendment, dated as of June 28, 2011, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.3 to Imation's Form 10-Q for the quarter ended June 30, 2011)

10.9*
Third Amendment, dated as of May 18, 2012, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 8-K Current Report filed on May 24,2012)***

10.10*	Form of Indemnity Agreement between Imation Corp. and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.11*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)
10.12*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.13*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.14*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.15*
Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8- K Current Report filed on February 13, 2006)

10.16*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.17*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.18*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)

Number	Description of Exhibit

10.19*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.20*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.21*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.22*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.23*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.24*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.25*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.26*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.27*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.28*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.29*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.30*
Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.31*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.32*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.33*
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

10.35*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.36*
Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.37*	Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.38*	Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.39*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.40*	Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.41*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)
Number	Description of Exhibit

10.42*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.43*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.44*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.45*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.46*	Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.47*	Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.48*	Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.49*	Imation Corp. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to Imation’s Form S-8 Registration Statement, File No. 333-173903, filed on May 4, 2011)
10.50*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.51*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.52*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.53*	Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.54*	Director Compensation Program, effective May 2, 2005 (as amended effective January 1, 2013)
10.55*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers
10.56*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.57*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)
10.58*	Description of 2012 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 4, 2011)
10.58*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 13, 2013)
10.59*	Form of Amended and Restated Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 6, 2010)
10.60*	Amended and Restated Severance Agreement of John P. Breedlove, effective June 20, 2011 (incorporated by reference to Imation's Form 10-Q for the quarter ended June 30, 2011)
10.61*	Form of Amended and Restated Severance Agreement with Executive Officers effective for executive officers hired after August 2012

Number	Description of Exhibit

21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and Notes to Consolidated Financial Statements**

_______________________________________
*    Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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
***    Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imation Corp.

By:	/s/ MARK E. LUCAS
Mark E. Lucas
President and Chief Executive Officer
Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. LUCAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013
Mark E. Lucas

/s/ PAUL R. ZELLER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2013
Paul R. Zeller

/s/ SCOTT J. ROBINSON	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2013
Scott J. Robinson

*	Director	March 13, 2013
David P. Berg

*	Director	March 13, 2013
Theodore H. Bunting, Jr.

*	Director	March 13, 2013
Charles A. Haggerty

*	Director	March 13, 2013
William G. LePerch

*	Director	March 13, 2013
L. White Matthews, III

*	Director	March 13, 2013
Trudy A. Rautio

*	Director	March 13, 2013
David B. Stevens

*	Director	March 13, 2013
Daryl J. White

*By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove Attorney-in-fact

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.54*	Director Compensation Program, effective May 2, 2005 (as amended effective January 1, 2013)
10.55*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers
10.61*	Form of Amended and Restated Severance Agreement with Executive Officers effective for executive officers hired after August 2012
21.1	Subsidiaries of Imation Corp
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and Notes to Consolidated Financial Statements**

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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