Form 10-Q
period 2013-03-31
IMATION CORP
filed 2013-05-09
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,512,668 shares of Common Stock, par value $0.01 per share, were outstanding May 3, 2013.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenue	$224.4	$263.3
Cost of goods sold	182.3	209.7
Gross profit	42.1	53.6
Operating expenses:
Selling, general and administrative	49.3	52.3
Research and development	5.4	5.6
Restructuring and other	2.1	1.3
Total	56.8	59.2
Operating loss	(14.7)	(5.6)
Other (income) expense:
Interest income	—	(0.1)
Interest expense	0.7	0.9
Other, net	(0.2)	1.5
Total	0.5	2.3
Loss from continuing operations before income taxes	(15.2)	(7.9)
Income tax provision	0.4	1.3
Loss from continuing operations	(15.6)	(9.2)
Discontinued operations:
Loss from operations of discontinued businesses, net of income taxes	(5.5)	(3.0)
Net loss	$(21.1)	$(12.2)

Loss per common share — basic:
Continuing operations	$(0.39)	$(0.25)
Discontinued operations	(0.14)	(0.08)
Net loss	(0.52)	(0.33)
Loss per common share — diluted:
Continuing operations	$(0.39)	$(0.25)
Discontinued operations	(0.14)	(0.08)
Net loss	(0.52)	(0.33)
Weighted average shares outstanding — basic:	40.4	37.5
Weighted average shares outstanding — diluted:	40.4	37.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(21.1)	$(12.2)

Other comprehensive (loss) income, net of tax:
Net unrealized gains on derivative financial instruments:
Net holding gains arising during the period	2.8	0.5
Reclassification adjustment for net realized (gains) losses included in net loss	(1.3)	0.4
Total net unrealized gains on derivative financial instruments	1.5	0.9

Net pension adjustments:
Reclassification of adjustments for defined benefit plans recorded in net loss	0.4	0.2

Unrealized foreign currency translation (losses) gains	(4.2)	0.6

Total other comprehensive (loss) income, net of tax	(2.3)	1.7

Comprehensive loss	$(23.4)	$(10.5)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$98.2	$108.7
Accounts receivable, net	176.2	220.8
Inventories	133.6	166.0
Other current assets	92.2	61.6
Total current assets	500.2	557.1
Property, plant and equipment, net	55.8	58.9
Intangible assets, net	75.8	81.9
Goodwill	70.6	73.5
Other assets	22.7	22.1
Total assets	$725.1	$793.5
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$136.5	$162.7
Short-term debt	20.0	20.0
Other current liabilities	138.4	158.4
Total current liabilities	294.9	341.1
Other liabilities	50.6	52.0
Total liabilities	345.5	393.1
Commitments and contingencies (Note 15)
Shareholders’ equity	379.6	400.4
Total liabilities and shareholders’ equity	$725.1	$793.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(21.1)	$(12.2)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.4	9.3
Stock-based compensation	1.8	1.9
Other, net	1.1	1.7
Changes in operating assets and liabilities:	2.8	(6.7)
Net cash used in operating activities	(9.0)	(6.0)
Cash Flows from Investing Activities:
Capital expenditures	(1.4)	(2.0)
Purchase price adjustment	1.6	—
Proceeds from sale of assets	—	1.4
Net cash provided by (used in) investing activities	0.2	(0.6)
Cash Flows from Financing Activities:
Contingent consideration payments	(0.5)	(0.7)
Net cash used in financing activities	(0.5)	(0.7)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.4
Net change in cash and cash equivalents	(10.5)	(6.9)
Cash and cash equivalents — beginning of period	108.7	223.1
Cash and cash equivalents — end of period	$98.2	$216.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The interim Condensed Consolidated Financial Statements of Imation Corp. ("Imation," "the Company," "we," "us" or "our") are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Condensed Consolidated Financial Statements and Notes are presented in accordance with the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.
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
The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The results of operations for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. The consumer storage business under the MemorexTM and TDK Life on RecordTM brands will be retained. See Note 4 - Acquisitions and Divestitures for further information.
We have revised the Statement of Cash Flows for the three months ended March 31, 2012 from amounts previously filed to reclassify $0.7 million of payments made for contingent consideration as a financing activity from its previous presentation as an investing activity. We believe this revision is immaterial to the previously issued Statement of Cash Flows for the three months ended March 31, 2012.
Note 2 — Recently Issued or Adopted Accounting Pronouncements
Management has assessed the potential impact of accounting standards that have been issued but are not yet effective and has determined that no such standards are expected to have a material impact to our Condensed Consolidated Financial Statements.

Note 3 — (Loss) Earnings per Common Share
Basic (loss) earnings per common share is calculated using the weighted average number of shares outstanding for the period. Diluted (loss) earnings per common share is computed on the basis of the weighted average shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Unvested restricted stock and treasury shares are excluded from the calculation of weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2013	2012
Numerator:
Loss from continuing operations	$(15.6)	$(9.2)
Loss from discontinued operations	(5.5)	(3.0)
Net loss	$(21.1)	$(12.2)
Denominator:
Weighted average number of common shares outstanding during the period	40.4	37.5
Dilutive effect of stock-based compensation plans	—	—
Weighted average number of diluted shares outstanding during the period	40.4	37.5

(Loss) earnings per common share — basic
Continuing operations	$(0.39)	$(0.25)
Discontinued operations	(0.14)	(0.08)
Net loss	(0.52)	(0.33)
(Loss) earnings per common share — diluted
Continuing operations	$(0.39)	$(0.25)
Discontinued operations	(0.14)	(0.08)
Net loss	(0.52)	(0.33)
Anti-dilutive shares excluded from calculation	6.5	5.9

Note 4 — Acquisitions and Divestitures
Acquisitions
On December 31, 2012, we acquired Nexsan Corporation (Nexsan), a provider of disk-based storage systems with a portfolio of disk-based and hybrid disk-and-solid-state storage systems, for a purchase price of $120.1 million. The acquisition resulted in $65.5 million of goodwill. During the three months ended March 31, 2013, the purchase price was adjusted to reflect working capital variances in accordance with the merger agreement. This adjustment resulted in a decrease to goodwill of $1.6 million and a cash receipt for this amount. As of March 31, 2013, our purchase price allocation is preliminary pending final evaluation of income tax balances. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill. We have not shown proforma results for the comparative period for the acquisition of Nexsan as it is not material to our Condensed Consolidated Results of Operations.
On June 4, 2011, we acquired the assets of MXI Security (MXI). The purchase price included a contingent consideration arrangement with an estimated fair value of $0.6 million at December 31, 2012. See Note 4 - Acquisitions in our 2012 Annual Report on Form 10-K for further information regarding the contingent consideration.
We remeasure the estimated fair value of the remaining contingent consideration each reporting period. At March 31, 2013, our estimated fair value of this contingent consideration obligation was determined to be $0.5 million. The $0.1 million decrease in the fair value of this contingent consideration obligation from December 31, 2012 was recorded as a benefit in the restructuring and other line in the Condensed Consolidated Statements of Operations. See Note 12 - Fair Value Measurements for further discussion of our valuation technique.
On February 28, 2011, we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx). The purchase price included future contingent consideration with an estimated fair value of $0.6 million at December 31, 2012. The final contingent consideration payment of $0.8 million was determined based on certain 2012 milestones and was paid during the first quarter of 2013. In the Condensed Consolidated Statement of Cash Flows, $0.5 million was presented in cash flows from financing activities and the remaining $0.3 million was presented in cash flows from operating activities as it pertains to the excess of actual payments over the initially recognized fair value of the contingent consideration.
Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The consumer storage business under the MemorexTM and TDK Life on RecordTM brands will be retained. These divestitures are part of the acceleration of our strategic transformation that we announced during the fourth quarter of 2012 in conjunction with our plan to increase focus on data storage and security. As a part of exiting these disposal groups, we plan to sell the assets directly associated with these businesses, which primarily include inventory, tooling and intangible assets. We are in varying degrees of negotiations for the sale of these assets and believe such sales are probable to be consummated in the next 12 months. We have classified inventory of $24.8 million, intangible assets of $1.7 million and tooling of $1.6 million as assets held for sale as of March 31, 2013. The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and only reflect revenues and expenses that are directly attributable to these businesses that will be eliminated from ongoing operations. Activity from the operations of these businesses will continue to be recorded and classified as discontinued operations until the sale of each business is consummated.
The key components from discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net revenue	$11.2	$18.4

Loss from operations of discontinued businesses, before income taxes	$(5.5)	$(3.3)
Income tax benefit	—	(0.3)
Discontinued operations	$(5.5)	$(3.0)

Note 5 — Supplemental Balance Sheet Information

	March 31,	December 31,
(In millions)	2013	2012
Accounts Receivable
Accounts receivable	$193.5	$238.8
Less reserves and allowances[1]	(17.3)	(18.0)
Accounts receivable, net	$176.2	$220.8
Inventories
Finished goods	$118.4	$146.9
Work in process	6.9	6.4
Raw materials and supplies	8.3	12.7
Total inventories	$133.6	$166.0
Other Current Assets
Non-trade receivables	$15.4	$15.1
Deferred income taxes	6.1	4.7
Prepaid expenses	4.5	5.4
Hedging asset	7.7	5.5
Assets held for sale	30.5	2.5
Restricted cash	2.4	7.5
Other	25.6	20.9
Total other current assets	$92.2	$61.6
Property, Plant and Equipment
Property, plant and equipment	$221.8	$222.6
Less accumulated depreciation	(166.0)	(163.7)
Property, plant and equipment, net	$55.8	$58.9

1Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and the inability of certain customers to make the required payment.

	March 31,	December 31,
(In millions)	2013	2012
Other Assets
Deferred income taxes	$11.3	$9.3
Pension assets	5.9	6.6
Credit facility fees	2.3	2.3
Other	3.2	3.9
Total other assets	$22.7	$22.1
Other Current Liabilities
Rebates	$33.1	$44.8
Accrued copyright levies	29.1	27.7
Accrued payroll	10.0	11.4
Accrued royalties	6.4	7.5
Deferred revenue	7.2	6.9
Employee separation costs	11.9	16.7
Hedging liability	0.6	1.3
Other	40.1	42.1
Total other current liabilities	$138.4	$158.4
Other Liabilities
Pension liabilities	$27.1	$28.1
Deferred revenue	2.5	2.5
Deferred income taxes	3.5	2.1
Other	17.5	19.3
Total other liabilities	$50.6	$52.0

Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
March 31, 2013
Gross carrying amount	$34.2	$57.6	$20.3	$26.3	$138.4
Accumulated amortization	(5.5)	(52.0)	(1.0)	(4.1)	(62.6)
Intangible assets, net	$28.7	$5.6	$19.3	$22.2	$75.8
December 31, 2012
Gross carrying amount	$37.7	$58.4	$21.2	$26.8	$144.1
Accumulated amortization	(6.0)	(52.0)	(1.0)	(3.2)	(62.2)
Intangible assets, net	$31.7	$6.4	$20.2	$23.6	$81.9
As of March 31, 2013, $1.7 million of net intangible assets have been reclassified from intangible assets to assets held for sale as a result of the planned divestiture of our XtremeMac and Memorex consumer electronics businesses. See Note 4 - Acquisitions and Divestitures for further information of these divestitures.
Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Amortization expense	$3.6	$7.2
Goodwill
During the three months ended March 31, 2013, we recorded a decrease in goodwill of $1.6 million due to the working capital adjustment to the Nexsan acquisition purchase price. Additionally, goodwill decreased $1.3 million due to foreign currency translation. See Note 4 - Acquisitions and Divestitures for further information regarding the Nexsan acquisition and this adjustment.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Restructuring
Severance and related	$0.6	$0.4
Lease termination costs	0.1	—
Gain on sale of fixed assets held for sale	—	(0.7)
Other	0.8	0.9
Total restructuring	$1.5	$0.6
Other
Contingent consideration fair value adjustment	(0.1)	—
Acquisition and integration related costs	0.4	0.4
Other	0.3	0.3
Total	$2.1	$1.3
Severance expense of $1.1 million related to our planned divestiture of the XtremeMac and Memorex consumer electronics businesses was recorded in discontinued operations during the quarter ended March 31, 2013. See Note 4 - Acquisitions and Divestitures for additional information related to our discontinued operations. This expense is excluded from the table above.
2012 Global Process Improvement Restructuring Program
On October 22, 2012, the Board of Directors approved the Global Process Improvement Restructuring Program (GPI Program) related to the realignment of our business structure and the reduction of our operating expenses in excess of 25 percent over time. This program addresses product line rationalization and infrastructure, and is anticipated to include a reduction of approximately 20 percent of our global workforce. Restructuring charges under this plan will continue to be incurred throughout the remainder of 2013.
Changes in the 2012 GPI Program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2012	$15.4	$0.5	$1.0	$16.9
Charges	1.7	0.1	0.8	2.6
Usage and payments	(5.0)	(0.1)	(0.2)	(5.3)
Currency impacts	(0.2)	—	(0.1)	(0.3)
Accrued balance at March 31, 2013	$11.9	$0.5	$1.5	$13.9

Note 8 — Stock-Based Compensation

Stock compensation consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Stock compensation expense	$1.8	$1.9
We have stock-based compensation awards consisting of stock options and restricted stock outstanding under five plans (collectively, the Stock Plans) which are described in detail in our 2012 Annual Report on Form 10-K. As of March 31, 2013 there were 1,293,247 shares available for grant under our 2011 Stock Incentive Plan (2011 Incentive Plan). On May 8, 2013, at the Company's 2013 Annual Meeting of Shareholders, the Company's shareholders approved various amendments to 2011 Incentive Plan including increasing the number of shares of our common stock that may be issued pursuant to stock-based awards made under the 2011 Incentive Plan by 1,543,000 shares to a total of 6,043,000 shares. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2012	5,818,472	$16.57
Granted	882,602	3.86
Exercised	—	—
Canceled	(201,772)	24.53
Forfeited	(121,738)	7.39
Outstanding March 31, 2013	6,377,564	$14.73
Exercisable as of March 31, 2013	3,385,768	$21.90
The outstanding options are non-qualified and generally have a term of ten years. The weighted average grant date fair value of options that were granted for the three months ended March 31, 2013 was $1.61 per award. The following table summarizes our weighted average assumptions used in the valuation of options:

2013
Volatility	42.9%
Risk-free interest rate	1.1%
Expected life (months)	71
Dividend yield	—
As of March 31, 2013, there was $5.5 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.9 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2012	1,025,804	$7.12
Granted	4,967	3.48
Vested	(6,150)	8.16
Forfeited	(56,452)	7.36
Nonvested as of March 31, 2013	968,169	$7.09
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period.

As of March 31, 2013, there was $3.5 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.6 years.

Note 9 — Retirement Plans
Pension Plans
During the three months ended March 31, 2013 we contributed $0.4 million to our worldwide pension plans. We presently anticipate contributing approximately $1.0 million to $3.0 million to fund our worldwide pension plans during the remainder of 2013.
Components of net periodic pension cost included the following:

	United States		International
	Three Months Ended March 31,
(In millions)	2013	2012	2013	2012
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.7	0.8	—	—
Expected return on plan assets	(1.3)	(1.5)	—	—
Amortization of net actuarial loss	0.4	0.3	0.1	0.1
Total pension cost (credit)	$(0.2)	$(0.4)	$0.2	$0.2

Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax ordinary income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three months ended March 31, 2013 we recorded income tax expense of $0.4 million. The effective income tax rate for the three months ended March 31, 2013 was (2.6) percent, compared with (16.5) percent in the same period last year. The effective rate change was primarily due to a full valuation allowance on U.S. deferred tax assets, lower withholding tax expense and the mix of taxable income (loss) by country. The effective income tax rate for the three months ended March 31, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.
We conduct business globally. As a result, we file income tax returns in multiple jurisdictions and are subject to review by various U.S and foreign taxing authorities. Our U.S. federal income tax returns for 2010 and 2011 are subject to examination by the Internal Revenue Service (IRS). With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and city tax jurisdictions for years before 2006. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented within the other liabilities line on our Condensed Consolidated Balance Sheets and which includes interest and penalties, was $4.6 million and $4.7 million as of March 31, 2013 and December 31, 2012, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect upon the unrecognized tax benefits at this time.

Note 11 — Debt
Our Credit Agreement and its terms are described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, our borrowing capacity under this arrangement, after consideration of amounts outstanding, was $78.4 million, consisting of $66.0 million in the United States and $12.4 million in Europe.
As of March 31, 2013, we had $20.0 million of borrowings outstanding under the Credit Agreement, all of which was borrowed in the United States and bears an interest rate of 2.2 percent. We are in compliance with all covenant requirements as of March 31, 2013.

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

	March 31, 2013			December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets
Foreign currency option contracts	$—	$7.7	$—	$—	$5.5	$—
Foreign currency forward contracts	—	—	—	—	—	—
Derivative liabilities
Foreign currency option contracts	—	(0.5)	—	—	(1.2)	—
Foreign currency forward contracts	—	(0.1)	—	—	(0.1)	—
Total	$—	$7.1	$—	$—	$4.2	$—
Other Derivative Instruments
We use foreign currency forward contracts to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts within other current assets or other current liabilities on our Condensed Consolidated Balance Sheets and because we do not receive hedge accounting for these derivatives, changes in their value are recognized every reporting period in the Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2013 and 2012, we recorded foreign currency gains of $0.5 million and losses of $1.0 million, respectively, in other expense (income) in the Condensed Consolidated Statements of Operations. These gains and losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $0.3 million and $0.4 million from the related foreign currency forward contracts for the three months ended March 31, 2013 and 2012, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Financial Statements were as follows:

	March 31, 2013			December 31, 2012
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$179.7	$7.7	$(0.6)	$248.6	$5.5	$(1.3)
Other hedges not receiving hedge accounting	47.3	—	—	46.5	—	—
Total	$227.0	$7.7	$(0.6)	$295.1	$5.5	$(1.3)
On March 31, 2013, we entered into certain hedges not receiving hedge accounting treatment and the estimated fair value of these hedges was inconsequential as of March 31, 2013.
Contingent Consideration
Contingent consideration recorded for earn-out payments related to our acquisitions is immaterial as of March 31, 2013 and December 31, 2012, and is recorded at fair value and remeasured on a recurring basis. We use the income approach in calculating the fair value of our contingent consideration. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment within restructuring and other in our Condensed Consolidated Statements of Operations. These fair value measurements are calculated using the income approach with cash flow projections based on significant inputs not observable in the market and therefore represent Level 3 measurements. See Note 4 - Acquisitions and Divestitures for further discussion of the fair value calculation of our contingent consideration as of March 31, 2013. The following table sets forth a summary of changes in fair value of our contingent consideration Level 3 liabilities:

(In millions)	MXI Security	Encryptx	Total
Balance as of December 31, 2012	$0.6	$0.6	$1.2
Fair value adjustment	(0.1)	0.2	0.1
Payments	—	(0.8)	(0.8)
Balance as of March 31, 2012	$0.5	$—	$0.5

Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. Since the authorization of this program we have repurchased 1.2 million shares of common stock for $6.5 million, and as of March 31, 2013 we had remaining authorization to repurchase up to 3.8 million additional shares. The treasury stock held as of March 31, 2013 was acquired at an average price of $24.15 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2012	1,563,321
Purchases	—
Exercise of stock options	—
Restricted stock grants and other	51,718
401(k) matching contribution	(200,080)
Balance as of March 31, 2013	1,414,959
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2012	$2.7	$(27.8)	$(49.1)	$(74.2)
Other comprehensive (loss) income before reclassifications, net of tax [1]	2.8	—	(4.2)	(1.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1.3)	0.4	—	(0.9)
Net current-period other comprehensive income (loss)	1.5	0.4	(4.2)	(2.3)
Balance as of March 31, 2013	$4.2	$(27.4)	$(53.3)	$(76.5)
1Income tax expense of $2.0 million was recorded for gains on derivative financial instruments for the three months ended March 31, 2013.
Details of amounts reclassified from Accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations are as follows:

(In millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented

(Gains) Losses on cash flow hedges	$(2.1)	Cost of goods sold
	0.8	Income tax provision
	(1.3)	Net of tax
Amortization of net actuarial loss	0.4	Selling, general and administrative
	—	Income tax provision
	0.4	Net of tax
Total reclassifications for the period	$(0.9)

Note 14 — Segment Information
As of January 1, 2013, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business through two reporting segments, Tiered Storage and Security Solutions (TSS) and Consumer Storage and Accessories (CSA). Our new reporting segments are aligned with our key commercial and consumer channels.
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX media. Storage and security solutions includes storage hardware products, services and software for primary storage as well as backup and archiving; encrypted and biometric universal serial bus (USB) drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
We evaluate segment performance based on revenue and operating income (loss). The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include depreciation and amortization, litigation settlement expense, goodwill impairment, intangible impairments, intangible asset abandonment, corporate expense, contingent consideration adjustments, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments.
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for any periods presented. The consumer storage business under the Memorex and TDK Life on Record brands will be retained. See Note 4 - Acquisitions and Divestitures for further information.
Net revenue and operating income (loss) by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net Revenue
Consumer Storage and Accessories
Consumer storage media	$114.2	$152.7
Audio and accessories	7.6	9.4
Total Consumer Storage and Accessories	121.8	162.1
Tiered Storage and Security Solutions
Commercial storage media	66.9	86.2
Storage and security solutions	35.7	15.0
Total Tiered Storage and Security Solutions	102.6	101.2
Total Net Revenue	$224.4	$263.3

	Three Months Ended
	March 31,
(In millions)	2013	2012
Operating Income (Loss)
Consumer Storage and Accessories	$5.9	$16.6
Tiered Storage and Security Solutions	(3.0)	(6.5)
Total segment operating income	2.9	10.1
Corporate and unallocated	(17.6)	(15.7)
Total operating loss	(14.7)	(5.6)
Interest income	—	(0.1)
Interest expense	0.7	0.9
Other, net	(0.2)	1.5
Loss from continuing operations before income taxes	$(15.2)	$(7.9)

Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of March 31, 2013, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our operating results.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are intended to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by importers of levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons intending to make private copies.
Since the Directive was implemented in 2002, we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, in 2010 we began withholding levy payments to the various collecting societies on commercial and consumer channel sales. We released accruals for levy payments related to commercial channel sales in 2011. However, we continue to accrue a liability for levies arising from consumer channel sales. As of March 31, 2013 and December 31, 2012, we are carrying a liability of $29.1 million and $27.7 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. At March 31, 2013, the recovery of some or all of the approximately $100 million of copyright levies previously paid on professional and commercial sales represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether: (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer product sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. If we determine a levy obligation is remote, then, in the period of such determination we discontinue accruing current period levies and reverse previously accrued but unpaid amounts by reducing cost of goods sold in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2013 and March 31, 2012, we did not reverse any amounts into cost of goods sold for prior period obligations.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that court decisions may be rendered in 2013 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Imation is a global scalable storage and data security company. Our portfolio includes tiered storage and mobile and other security offerings for business as well as storage media for the individual consumer. Imation leverages a powerful global distribution network and well recognized brands to reach customers in more than 100 countries operating through two business segments, Tiered Storage and Security Solutions (TSS) and Consumer Storage and Accessories (CSA). As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.

Executive Summary

Consolidated Results of Operations for the Three Months Ended March 31, 2013

•	Net revenue from continuing operations of $224.4 million for the three months ended March 31, 2013 was down 14.8 percent compared with $263.3 million in the same period last year.

•	Operating loss from continuing operations was $14.7 million for the three months ended March 31, 2013 compared with operating loss of $5.6 million in the same period last year.

•	Diluted loss per share from continuing operations was $0.39 for the three months ended March 31, 2013 compared with diluted loss per share of $0.25 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2013

•	Cash and cash equivalents totaled $98.2 million as of March 31, 2013 compared with $108.7 million at December 31, 2012.

•	Cash used in operating activities was $9.0 million for the three months ended March 31, 2013 compared with cash used in operating activities of $6.0 million in the same period last year.

Results of Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses which were historically part of our CSA segment. The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations. The consumer storage business under the MemorexTM and TDK Life on RecordTM brands will be retained. See Note 4 - Acquisitions and Divestitures for further information. The following discussion relates to continuing operations unless indicated otherwise.
Net Revenue

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Net revenue	$224.4	$263.3	(14.8)%
Our worldwide revenue for the three months ended March 31, 2013 decreased compared with the same period last year, driven primarily by a decline of 25.2 percent in our consumer storage media products in our CSA segment. Revenue in our TSS segment increased 1.4 percent compared to the first quarter of 2012 as an increase in revenue from the addition of Nexsan Corp (Nexsan), which was acquired on December 31, 2012, was partially offset by declines in commercial storage media products. See Segment Results for further discussion of our reporting segments including the revision of our segments as of January 1, 2013. From a product perspective, the decrease in revenue included declines in our consumer storage media products and our commercial storage media products of $38.5 million and $19.3 million, respectively. This decrease was partially offset by an increase in storage and security solutions products of $20.7 million due to the addition of Nexsan. Revenue for the three months ended March 31, 2013 compared with the same period last year was negatively impacted by foreign currency translation of 2.5 percent.

Gross Profit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Gross profit	$42.1	$53.6	(21.5)%
Gross margin	18.8%	20.4%
Gross profit decreased for the three months ended March 31, 2013 compared with the same period last year primarily due to lower overall revenue. Gross profit in the CSA segment decreased $12.4 million and was partially offset by a $3.0 million increase in the TSS segment. From a product perspective, lower gross profits and margins on our storage media products in the consumer and commercial channels were partially offset by higher gross profits in our Storage and security solutions products driven by the addition of hardware solutions products from the Nexsan acquisition. Gross profit during the three months ended March 31, 2013 included inventory write-offs of $2.1 million related to our restructuring programs which was driven by the rationalization of certain product lines.
Gross margin decreased for the three months ended March 31, 2013 compared with the same period last year. Gross margins in the CSA reporting segment decreased 3.3 points to 17.7 percent driven by lower gross margins on our Consumer storage media products related primarily to optical media. Gross margins in the TSS reporting segment increased 2.6 points to 22.0 percent as lower gross margins on our Commercial storage media were more than offset by higher gross margins on our hardware solutions products from the addition of Nexsan.

Selling, General and Administrative (SG&A)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Selling, general and administrative	$49.3	$52.3	(5.7)%
As a percent of revenue	22.0%	19.9%
SG&A expense decreased for the three months ended March 31, 2013 compared with the same period last year primarily due to our focus on significantly reducing our costs. Reductions specifically related to lower advertising and sales costs, lower intangible amortization expense as a result of write-offs at the end of 2012, lower employee benefits as well as lower professional fees. These decreases were partially offset by incremental SG&A from the Nexsan acquisition.

Research and Development (R&D)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Research and development	$5.4	$5.6	(3.6)%
As a percent of revenue	2.4%	2.1%
R&D expense decreased slightly for the three months ended March 31, 2013 compared with the same period last year due to our cost reduction efforts, partially offset by incremental R&D from the Nexsan acquisition.

Restructuring and Other

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Restructuring and other	$2.1	$1.3	61.5%
Restructuring expense for the three months ended March 31, 2013 related solely to our 2012 Global Process Improvement Restructuring Program. We incurred severance related costs of $0.6 million, lease termination costs of $0.1 million and other restructuring charges of $0.8 million. Additionally, we incurred acquisition and integration related costs of $0.4 million, other costs of $0.3 million, and a contingent consideration benefit adjustment of $0.1 million during the three months ended March 31, 2013.
Restructuring and other expense for the three months ended March 31, 2012 was primarily related to our 2011 Corporate Strategy Restructuring program. We incurred severance related costs of $0.4 million and other restructuring charges of $0.2 million. Additionally, we incurred other charges of $0.7 million during the three months ended March 31, 2012 consisting of $0.3 million for demolition and site clean-up at our Camarillo, California facility, and acquisition and integration related costs of $0.4 million.

Operating Loss

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Operating loss	$(14.7)	$(5.6)	162.5%
As a percent of revenue	(6.6)%	(2.1)%
Operating loss increased for the three months ended March 31, 2013 compared with the same period last year primarily due to the items discussed above.

Other (Income) and Expense

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Interest income	$—	$(0.1)	(100.0)%
Interest expense	0.7	0.9	(22.2)%
Other, net	(0.2)	1.5	(113.3)%
Total	$0.5	$2.3	(78.3)%
As a percent of revenue	0.2%	0.9%
Other (income) and expense decreased for the three months ended March 31, 2013 compared with the same period last year. Other, net primarily includes foreign currency (gains) losses from changes in foreign exchange rates on foreign denominated assets and liabilities. Foreign currency gains of $0.5 million and losses of $1.0 million were recorded for the three months ended March 31, 2013 and 2012, respectively. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk and, as a result, we experience some volatility in other income, especially in periods of significant foreign currency fluctuation.
Income Tax Provision

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Income tax provision	$0.4	$1.3	(69.2)%
Effective tax rate	(2.6)%	(16.5)%
The change in the effective income tax rate for the three months ended March 31, 2013 compared with the same period last year was primarily due to the full valuation allowance on U.S. deferred tax assets, lower withholding tax expense and the mix of taxable income (loss) by country.

Loss from Discontinued Operations

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Loss from operations of discontinued businesses, net of income taxes	$(5.5)	$(3.0)	83.3%

Loss from discontinued operations represents operations from our XtremeMac and Memorex consumer electronics businesses which we plan to divest. The increase in operating loss for the three months ended March 31, 2013 compared with the same period last year reflects lower revenues and lower gross margins in these businesses in addition to restructuring expense of $1.1 million.
Segment Results
As of January 1, 2013, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business through two reporting segments, Tiered Storage and Security Solutions (TSS) and Consumer Storage and Accessories (CSA). Our new reporting segments are aligned with our key commercial and consumer channels.
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX media. Storage and security solutions includes storage hardware products, services and software for primary storage as well as backup and archiving; encrypted and biometric universal serial bus (USB) drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.

We evaluate segment performance based on revenue and operating income (loss). The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include depreciation and amortization, litigation settlement expense, goodwill impairment, intangible impairments, intangible asset abandonment, corporate expense, contingent consideration adjustments, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments.
Information related to our segments is as follows:

Consumer Storage and Accessories

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Net revenue	$121.8	$162.1	(24.9)%
Operating income	5.9	16.6	(64.5)%
As a percent of revenue	4.8%	10.2%
The CSA segment revenue decreased 24.9 percent for the three months ended March 31, 2013 compared with the same period last year. The decrease was driven by a revenue decline in consumer storage media products of 25.2 percent. From a product perspective, optical media products decreased $38.5 million and audio and accessories decreased $1.8 million compared with the same period last year.
Operating income decreased for the three months ended March 31, 2013 compared with the same period last year driven primarily by lower gross profit in consumer storage media products partially offset by lower SG&A and R&D for the three months ended March 31, 2013. We plan to continue our operating expense reduction efforts in this segment.

Tiered Storage and Security Solutions

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Net revenue	$102.6	$101.2	1.4%
Operating (loss)	(3.0)	(6.5)	(53.8)%
As a percent of revenue	(2.9)%	(6.4)%
The TSS segment revenue increased 1.4 percent for the three months ended March 31, 2013 compared with the same period last year. The increase was driven by the addition of $20.9 million from Nexsan, which was acquired on December 31, 2012, partially offset by declines in commercial storage media products. From a product perspective, the decrease in commercial storage media product revenue was primarily composed of lower revenue from magnetic tape products and other commercial storage media products of $16.6 million and $2.7 million, respectively. Additionally, revenue from secure storage products decreased due to continued market place price degradation of commodity flash products.
Operating loss decreased for the three months ended March 31, 2013 compared with the same period last year driven primarily by higher gross profit from the addition of Nexsan, partially offset by lower gross margins on storage media products and secure storage solutions.

Corporate and Unallocated

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2013	2012
Operating loss	$(17.6)	$(15.7)	12.1%
The corporate and unallocated operating loss increased $1.9 million for the three months ended March 31, 2013 compared with the same period last year driven primarily by higher restructuring costs and other expense.

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
Changes in foreign currency translation rates negatively impacted worldwide revenue by 2.5 percent for the three months ended March 31, 2013 while changes in foreign currency translation rates for the three months ended March 31, 2012 did not significantly impact worldwide revenue. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
Our cash and cash equivalents balance as of March 31, 2013 was $98.2 million, a decrease of $10.5 million from $108.7 million as of December 31, 2012. The decrease was primarily attributable to restructuring payments of $4.5 million and capital expenditures of $1.4 million as well as seasonal rebate payments.
Our accounts receivable balance as of March 31, 2013 was $176.2 million, a decrease of $44.6 million from $220.8 million as of December 31, 2012 as a result of lower sales during the period. Days sales outstanding was 63 days as of March 31, 2013, up 4 days from December 31, 2012. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of March 31, 2013 was $133.6 million, a decrease of $32.4 million from $166.0 million as of December 31, 2012 partially due to reclassifying inventory as assets held for sale related to our divestitures of XtremeMac and Memorex consumer electronics businesses. Days of inventory supply was 76 days as of March 31, 2013, down 13 days from December 31, 2012 due primarily to the reclassification of inventory for discontinued operations for the businesses being divested which hold higher than average inventory balances. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of March 31, 2013 was $136.5 million, a decrease of $26.2 million from $162.7 million as of December 31, 2012. The decrease in accounts payable was mainly due to reduced purchases compared to the previous quarter, as well as the timing of payments.

Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Net loss	$(21.1)	$(12.2)
Adjustments to reconcile net loss to net cash provided by operating activities	9.3	12.9
Changes in operating assets and liabilities	2.8	(6.7)
Net cash used in operating activities	$(9.0)	$(6.0)
Cash flows from operating activities can fluctuate significantly from period to period as many items can significantly impact cash flows. Cash used in operating activities was $9.0 million for the three months ended March 31, 2013 and included restructuring payments of $4.5 million.
Cash used in operating activities was $6.0 million for the three months ended March 31, 2012 including payments for incentive compensation of $3.1 million, restructuring payments of $2.4 million and a litigation settlement payment of $2.0 million.
Cash Flows Provided by (Used in) Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Capital expenditures	$(1.4)	$(2.0)
Purchase price adjustment	1.6	—
Proceeds from sale of assets	—	1.4
Net cash provided by (used in) investing activities	$0.2	$(0.6)
Cash used in investing activities for the three months ended March 31, 2013 included capital expenditures of $1.4 million and was offset by $1.6 million received as a result of a working capital adjustment to the Nexsan purchase price. See Note 4 - Acquisitions and Divestitures to the Condensed Consolidated Financial Statements for further information regarding our acquisitions.
Cash used in investing activities for the three months ended March 31, 2012 included capital expenditures of $2.0 million, partially offset by proceeds of $1.4 million from the sale of fixed assets held for sale as a result of the closure of our Weatherford facility in April 2011.
Cash Flows Used in Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Contingent consideration payments	$(0.5)	$(0.7)
Net cash used in financing activities	$(0.5)	$(0.7)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock which replaced our previous authorization. During the three months ended March 31, 2013 and March 31, 2012, no shares were repurchased. Since the authorization of this program we have repurchased 1.2 million shares of common stock for $6.5 million, and as of March 31, 2013 we had remaining authorization to repurchase up to 3.8 million additional shares.
Our Credit Agreement and its terms are described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, our borrowing capacity under this arrangement, after consideration of amounts outstanding, was $78.4 million, consisting of $66.0 million in the United States and $12.4 million in Europe.
As of March 31, 2013, we had $20.0 million of borrowings outstanding under the Credit Agreement, all of which was borrowed in the United States and bears an interest rate of 2.2 percent. We are in compliance with all covenant requirements as of March 31, 2013.
Our liquidity needs for the remaining nine months of 2013 include the following: capital expenditures of $6 million to $8 million, payments related to our previously announced restructuring programs of $30 million, $20 million to repay borrowings under our credit facility, operating lease payments of approximately $6 million, pension funding of $1 million to $3 million, any amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of March 31, 2013, there have been no material changes to our contractual obligations as of December 31, 2012 as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are intended to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons intending to make private copies.
Since the Directive was implemented in 2002, we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, in 2010 we began withholding levy payments to the various collecting societies on commercial and consumer channel sales. We released accruals for levy payments related to commercial channel sales in 2011. However, we continue to accrue a liability for levies arising from consumer channel sales. As of March 31, 2013 and December 31, 2012, we are carrying a liability of $29.1 million and $27.7 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. At March 31, 2013, the recovery of some or all of the approximately $100 million of copyright levies previously paid on professional and commercial sales represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether: (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer product sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. If we determine a levy obligation is remote, then, in the period of such determination we discontinue accruing current period levies and reverse previously accrued but unpaid amounts by reducing cost of goods sold in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2013 and March 31, 2012, we did not reverse any amounts into cost of goods sold for prior period obligations.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that court decisions may be rendered in 2013 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.

Fair Value Measurements
See Note 12 - Fair Value Measurements to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There were no significant changes to these accounting policies for the first three months of 2013.

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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting,"

"will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy including our global restructuring plan; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions including adverse effects of austerity measures and the ongoing sovereign debt crisis in Europe; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; the seasonality and volatility of the markets in which we operate; changes in European law or practice related to the imposition or collectability of optical levies; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facility; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; our ability to meet our revenue growth, gross margin and earnings targets and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2012. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012.
As of March 31, 2013 we had $227.0 million notional amount of foreign currency forward and option contracts of which $47.3 million hedged recorded balance sheet exposures. This compares to $295.1 million notional amount of foreign currency forward and option contracts as of December 31, 2012, of which $46.5 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2013 by $3.1 million.

Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2013, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended March 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of March 31, 2013, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our operating results.

Item 1A. Risk Factors.
There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
January 1, 2013 - January 31, 2013	148	$3.85	—	3,763,839
February 1, 2013 - February 28, 2013	710	3.80	—	3,763,839
March 1, 2013 - March 31, 2013	814	3.68	—	3,763,839
Total	1,672	$3.75	—	3,763,839
(a) The purchases in this column were shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column relates to shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) On May 3, 2012, the Company announced that on May 2, 2012 its Board of Directors authorized a share repurchase program of 5 million shares of common stock. The authorization has no expiration date. The Company's previous authorization, which had 1.2 million shares remaining for purchase, was canceled with the new authorization.

Item 3. Defaults Upon Senior Securities.
 Not Applicable

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information.
 Not Applicable

Item 6. Exhibits.
 The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1
Fourth Amendment, dated as of April 12, 2013, to the Amended and restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010

10.2	Director Compensation Program, effective May 2, 2005 (as amended effective January 1, 2013)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	May 9, 2013	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1
Fourth Amendment, dated as of April 12, 2013, to the Amended and restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010

10.2	Director Compensation Program, effective May 2, 2005 (as amended effective January 1, 2013)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.