Form 10-Q
period 2013-06-30
IMATION CORP
filed 2013-08-08
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,742,256 shares of Common Stock, par value $0.01 per share, were outstanding August 2, 2013.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$211.7	$249.2	$436.1	$512.5
Cost of goods sold	156.5	199.6	338.8	409.3
Gross profit	55.2	49.6	97.3	103.2
Operating expenses:
Selling, general and administrative	46.5	47.3	95.8	99.6
Research and development	4.3	5.5	9.7	11.1
Restructuring and other	4.4	4.3	6.5	5.6
Total	55.2	57.1	112.0	116.3
Operating loss	—	(7.5)	(14.7)	(13.1)
Other expense (income):
Interest income	—	(0.2)	—	(0.3)
Interest expense	0.6	0.9	1.3	1.8
Other, net	0.1	1.1	(0.1)	2.6
Total	0.7	1.8	1.2	4.1
Loss from continuing operations before income taxes	(0.7)	(9.3)	(15.9)	(17.2)
Income tax provision	1.1	0.2	1.5	1.5
Loss from continuing operations	(1.8)	(9.5)	(17.4)	(18.7)
Discontinued operations:
Loss from operations of discontinued businesses, net of income taxes	(3.3)	(2.5)	(8.8)	(5.5)
Net loss	$(5.1)	$(12.0)	$(26.2)	$(24.2)

Loss per common share — basic:
Continuing operations	$(0.04)	$(0.25)	$(0.43)	$(0.50)
Discontinued operations	(0.08)	(0.07)	(0.22)	(0.15)
Net loss	(0.13)	(0.32)	(0.65)	(0.64)
Loss per common share — diluted:
Continuing operations	$(0.04)	$(0.25)	$(0.43)	$(0.50)
Discontinued operations	(0.08)	(0.07)	(0.22)	(0.15)
Net loss	(0.13)	(0.32)	(0.65)	(0.64)
Weighted average shares outstanding — basic:	40.5	37.7	40.5	37.6
Weighted average shares outstanding — diluted:	40.5	37.7	40.5	37.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(5.1)	$(12.0)	$(26.2)	$(24.2)

Other comprehensive loss, net of tax:
Net unrealized (losses) gains on derivative financial instruments:
Net holding gains (losses) arising during the period	1.8	(0.4)	4.6	0.9
Reclassification adjustment for net realized gains included in net loss	(1.9)	(0.3)	(3.2)	(0.7)
Total net unrealized (losses) gains on derivative financial instruments	(0.1)	(0.7)	1.4	0.2

Net pension adjustments:
Reclassification of adjustments for defined benefit plans recorded in net loss	0.5	0.3	0.9	0.5

Unrealized foreign currency translation losses	(6.7)	(2.4)	(10.9)	(1.8)

Total other comprehensive loss, net of tax	(6.3)	(2.8)	(8.6)	(1.1)

Comprehensive loss	$(11.4)	$(14.8)	$(34.8)	$(25.3)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$94.4	$108.7
Accounts receivable, net	158.0	220.8
Inventories	124.9	166.0
Other current assets	82.1	61.6
Total current assets	459.4	557.1
Property, plant and equipment, net	54.2	58.9
Intangible assets, net	73.0	81.9
Goodwill	70.4	73.5
Other assets	22.3	22.1
Total assets	$679.3	$793.5
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$120.5	$162.7
Short-term debt	20.0	20.0
Other current liabilities	120.3	158.4
Total current liabilities	260.8	341.1
Other liabilities	47.8	52.0
Total liabilities	308.6	393.1
Commitments and contingencies (Note 15)
Shareholders’ equity	370.7	400.4
Total liabilities and shareholders’ equity	$679.3	$793.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(26.2)	$(24.2)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12.4	18.7
Stock-based compensation	3.2	3.6
Other, net	(1.8)	1.7
Changes in operating assets and liabilities	4.7	(1.7)
Net cash used in operating activities	(7.7)	(1.9)
Cash Flows from Investing Activities:
Capital expenditures	(3.5)	(5.1)
Purchase price adjustment	1.6	—
Proceeds from sale of assets	0.2	1.4
Net cash used in investing activities	(1.7)	(3.7)
Cash Flows from Financing Activities:
Purchase of treasury stock	(2.5)	(2.4)
Debt issuance costs	—	(1.9)
Contingent consideration payments	(0.5)	(1.2)
Net cash used in financing activities	(3.0)	(5.5)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(0.9)
Net change in cash and cash equivalents	(14.3)	(12.0)
Cash and cash equivalents — beginning of period	108.7	223.1
Cash and cash equivalents — end of period	$94.4	$211.1
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
On February 13, 2013, we announced our plans to divest our XtremeMacTM and MemorexTM consumer electronics businesses. The results of operations for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. The consumer storage business under the Memorex and TDK Life on RecordTM brands will be retained. See Note 4 - Acquisitions and Divestitures for further information.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(1.8)	$(9.5)	$(17.4)	$(18.7)
Loss from discontinued operations	(3.3)	(2.5)	(8.8)	(5.5)
Net loss	$(5.1)	$(12.0)	$(26.2)	$(24.2)
Denominator:
Weighted average number of common shares outstanding during the period	40.5	37.7	40.5	37.6
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period	40.5	37.7	40.5	37.6

(Loss) earnings per common share — basic
Continuing operations	$(0.04)	$(0.25)	$(0.43)	$(0.50)
Discontinued operations	(0.08)	(0.07)	(0.22)	(0.15)
Net loss	(0.13)	(0.32)	(0.65)	(0.64)
(Loss) earnings per common share — diluted
Continuing operations	$(0.04)	$(0.25)	$(0.43)	$(0.50)
Discontinued operations	(0.08)	(0.07)	(0.22)	(0.15)
Net loss	(0.13)	(0.32)	(0.65)	(0.64)
Anti-dilutive shares excluded from calculation	6.2	6.4	6.5	6.2

Note 4 — Acquisitions and Divestitures
Acquisitions
On December 31, 2012, we acquired Nexsan Corporation (Nexsan), a provider of disk-based storage systems with a portfolio of disk-based and hybrid disk-and-solid-state storage systems, for a purchase price of $120.1 million. The acquisition resulted in $65.5 million of goodwill. During the six months ended June 30, 2013, the purchase price was adjusted to reflect working capital variances in accordance with the merger agreement. This adjustment resulted in a decrease to goodwill of $1.6 million and a cash receipt for this amount. As of June 30, 2013, our purchase price allocation is preliminary pending final evaluation of income tax balances. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill. We have not shown proforma results for the comparative period for the acquisition of Nexsan as it is not material to our Condensed Consolidated Results of Operations.
On June 4, 2011, we acquired the assets of MXI Security (MXI). The purchase price included a contingent consideration arrangement with an estimated fair value of $0.6 million at December 31, 2012. See Note 4 - Acquisitions in our 2012 Annual Report on Form 10-K for further information regarding the contingent consideration.
We remeasure the estimated fair value of the remaining contingent consideration each reporting period. At June 30, 2013, our estimated fair value of this contingent consideration was determined to be $0.2 million. We recorded a decrease of $0.3 million and $0.4 million in the fair value of this contingent consideration from December 31, 2012 in the three and six months ended June 30, 2013, respectively, as a benefit in the restructuring and other line in the Condensed Consolidated Statements of Operations. See Note 12 - Fair Value Measurements for further discussion of our valuation technique.
On February 28, 2011, we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx). The purchase price included future contingent consideration with an estimated fair value of $0.6 million at December 31, 2012. The final contingent consideration payment of $0.8 million was determined based on certain 2012 milestones and was paid during the first quarter of 2013. In the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013, $0.5 million was presented in cash flows from financing activities and the remaining $0.3 million was presented in cash flows from operating activities as it pertains to the excess of actual payments over the initially recognized fair value of the contingent consideration.
During the three months ended June 30, 2012, we recorded a working capital adjustment to the purchase price in our acquisition of the secure data hardware of IronKey Systems Inc. in the amount of $0.6 million. As the purchase accounting for this acquisition was finalized in 2011, the adjustment was recorded as a charge to restructuring and other in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012.
Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The consumer storage business under the Memorex and TDK Life on Record brands will be retained. These expected divestitures are part of the acceleration of our strategic transformation that we announced during the fourth quarter of 2012 in conjunction with our plan to increase focus on data storage and security. As a part of exiting these disposal groups, we plan to dispose of the assets directly associated with these businesses, which primarily include inventory, tooling and intangible assets. We are in varying degrees of negotiations for the sale of these assets and believe such sales are probable to be consummated in the next 12 months. We have classified inventory of $18.4 million, intangible assets of $1.7 million and tooling (previously classified as Property, plant and equipment) of $1.7 million as assets held for sale as of June 30, 2013. The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and only reflect revenues and expenses that are directly attributable to these businesses that will be eliminated from ongoing operations. See Note 7 - Restructuring and Other for disclosure of severance expense that was recorded relating to these planned divestitures.
The key components from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net revenue	$12.2	$21.4	$23.4	$39.8

Loss from operations of discontinued businesses, before income taxes	$(3.3)	$(2.8)	$(8.8)	$(6.1)
Income tax benefit	—	(0.3)	—	(0.6)
Discontinued operations	$(3.3)	$(2.5)	$(8.8)	$(5.5)

Note 5 — Supplemental Balance Sheet Information

	June 30,	December 31,
(In millions)	2013	2012
Accounts Receivable
Accounts receivable	$173.9	$238.8
Less reserves and allowances[1]	(15.9)	(18.0)
Accounts receivable, net	$158.0	$220.8
Inventories
Finished goods	$112.4	$146.9
Work in process	5.7	6.4
Raw materials and supplies	6.8	12.7
Total inventories	$124.9	$166.0
Other Current Assets
Non-trade receivables	$17.8	$15.1
Deferred income taxes	3.4	4.7
Prepaid expenses	4.3	5.4
Hedging asset	6.9	5.5
Assets held for sale[2]	24.2	2.5
Restricted cash	2.2	7.5
Other	23.3	20.9
Total other current assets	$82.1	$61.6
Property, Plant and Equipment
Property, plant and equipment	$221.7	$222.6
Less accumulated depreciation	(167.5)	(163.7)
Property, plant and equipment, net	$54.2	$58.9

1Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and the inability of certain customers to make the required payment.
2Assets held for sale include assets in our XtremeMac and Memorex consumer electronics businesses transferred to held for sale during 2013 as a result of the planned divestiture of these businesses. See Note 4 - Acquisitions and Divestitures for more information on these planned divestitures.

	June 30,	December 31,
(In millions)	2013	2012
Other Assets
Deferred income taxes	$10.9	$9.3
Pension assets	6.2	6.6
Credit facility fees	2.1	2.3
Other	3.1	3.9
Total other assets	$22.3	$22.1
Other Current Liabilities
Rebates	$31.4	$44.8
Accrued European consumer copyright levies	17.6	27.7
Accrued payroll	12.6	11.4
Accrued royalties	6.5	7.5
Deferred revenue	7.7	6.9
Accrued employee severance and related	7.2	16.7
Hedging liability	0.3	1.3
Other	37.0	42.1
Total other current liabilities	$120.3	$158.4
Other Liabilities
Pension liabilities	$24.6	$28.1
Deferred revenue	2.5	2.5
Deferred income taxes	3.4	2.1
Other	17.3	19.3
Total other liabilities	$47.8	$52.0

Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
June 30, 2013
Gross carrying amount	$34.2	$57.8	$20.2	$26.4	$138.6
Accumulated amortization	(6.9)	(52.3)	(1.4)	(5.0)	(65.6)
Intangible assets, net	$27.3	$5.5	$18.8	$21.4	$73.0
December 31, 2012
Gross carrying amount	$37.7	$58.4	$21.2	$26.8	$144.1
Accumulated amortization	(6.0)	(52.0)	(1.0)	(3.2)	(62.2)
Intangible assets, net	$31.7	$6.4	$20.2	$23.6	$81.9
As of June 30, 2013, $1.7 million of net intangible assets have been reclassified from intangible assets to assets held for sale as a result of the planned divestiture of our XtremeMac and Memorex consumer electronics businesses. See Note 4 - Acquisitions and Divestitures for further information on these divestitures.
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Amortization expense	$3.3	$7.3	$6.9	$14.5

Based on the intangible assets in service as of June 30, 2013, estimated amortization expense for the remainder of 2013 and each of the next five years is as follows:

(In millions)	2013 (Remainder)	2014	2015	2016	2017	2018
Amortization expense	$7.2	$12.7	$11.2	$9.2	$8.2	$6.5
Goodwill
During the six months ended June 30, 2013, we recorded a decrease in goodwill of $1.6 million due to the working capital adjustment to the Nexsan acquisition purchase price. Additionally, goodwill decreased $1.5 million due to foreign currency translation. See Note 4 - Acquisitions and Divestitures for further information regarding the Nexsan acquisition and this adjustment.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Restructuring
Severance and related	$0.6	$2.4	$1.2	$2.8
Lease termination costs	0.5	0.5	0.6	0.5
Gain on sale of fixed assets held for sale	—	—	—	(0.7)
Other	0.5	0.2	1.3	1.1
Total restructuring	$1.6	$3.1	$3.1	$3.7
Other
Contingent consideration fair value adjustment	(0.3)	(2.8)	(0.4)	(2.8)
Intangible asset abandonment	—	1.3	—	1.3
Acquisition and integration related costs	0.8	0.8	1.2	1.2
Pension settlement	1.5	1.5	1.5	1.5
Other	0.8	0.4	1.1	0.7
Total	$4.4	$4.3	$6.5	$5.6
During the three and six months ended June 30, 2013, severance expense of $0.3 million and $1.4 million, respectively, related to our planned divestiture of the XtremeMac and Memorex consumer electronics businesses was recorded in discontinued operations. See Note 4 - Acquisitions and Divestitures for additional information related to our discontinued operations. This expense is excluded from the table above.
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
Changes in the 2012 GPI Program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2012	$15.4	$0.5	$1.0	$16.9
Charges	1.7	0.1	0.8	2.6
Usage and payments	(5.0)	(0.1)	(0.2)	(5.3)
Currency impacts	(0.2)	—	(0.1)	(0.3)
Accrued balance at March 31, 2013	$11.9	$0.5	$1.5	$13.9
Charges	0.9	0.5	0.5	1.9
Usage and payments	(6.5)	(0.2)	(0.4)	(7.1)
Currency impacts	0.1	(0.1)	—	—
Accrued balance at June 30, 2013	$6.4	$0.7	$1.6	$8.7

Note 8 — Stock-Based Compensation
Stock compensation consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Stock compensation expense	$1.4	$1.7	$3.2	$3.6
We have stock-based compensation awards consisting of stock options and restricted stock outstanding under five plans (collectively, the Stock Plans) which are described in detail in our 2012 Annual Report on Form 10-K. As of June 30, 2013 there were 2,040,696 shares available for grant under our 2011 Stock Incentive Plan (2011 Incentive Plan). On May 8, 2013, at the Company's 2013 Annual Meeting of Shareholders, the Company's shareholders approved various amendments to 2011 Incentive Plan including increasing the number of shares of our common stock that may be issued pursuant to stock-based awards made under the 2011 Incentive Plan by 1,543,000 shares to a total of 6,043,000 shares. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2012	5,818,472	$16.57
Granted	1,026,674	3.85
Exercised	—	—
Canceled	(917,002)	25.99
Forfeited	(300,896)	7.70
Outstanding June 30, 2013	5,627,248	$13.18
Exercisable as of June 30, 2013	3,480,411	$17.81
The outstanding options are non-qualified and generally have a term of ten years. The weighted average grant date fair value of options that were granted for the six months ended June 30, 2013 was $1.61 per award. The following table summarizes our weighted average assumptions used in the valuation of options:

2013
Volatility	42.8%
Risk-free interest rate	1.0%
Expected life (months)	72
Dividend yield	—
As of June 30, 2013, there was $4.5 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2012	1,025,804	$7.12
Granted	837,443	3.75
Vested	(501,023)	7.21
Forfeited	(70,965)	7.27
Nonvested as of June 30, 2013	1,291,259	$4.90
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period.
As of June 30, 2013, there was $5.5 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.7 years.

Note 9 — Retirement Plans
Pension Plans
During the three and six months ended June 30, 2013 we contributed $0.3 million and $0.7 million, respectively, to our worldwide pension plans. We presently anticipate contributing approximately $0.5 million to $2.0 million to fund our worldwide pension plans during the remainder of 2013.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments for the six months ended June 30, 2013 have exceeded our expected 2013 service and interest costs. As a result, a partial settlement event occurred during the three months ended June 30, 2013 and we recognized a loss of $1.5 million. A settlement loss of $1.5 million was also recognized for the three months ended June 30, 2012. These settlement losses are included in restructuring and other in our Condensed Consolidated Statements of Operations. Additionally, in connection with the settlement and as required by pension accounting, we remeasured the funded status of our U.S. defined benefit plan as of June 30, 2013 and have adjusted the funded status on our Condensed Consolidated Balance Sheets as of June 30 2013, accordingly.
Components of net periodic pension cost included the following:

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$0.1	$0.1	$—	$—	$0.2	$0.2
Interest cost	0.8	0.8	—	—	1.5	1.6	—	—
Expected return on plan assets	(1.2)	(1.4)	—	—	(2.5)	(2.9)	—	—
Amortization of net actuarial loss	0.5	0.3	0.1	0.1	0.9	0.6	0.2	0.2
Net periodic pension cost (credit)	$0.1	$(0.3)	$0.2	$0.2	$(0.1)	$(0.7)	$0.4	$0.4
Settlement	1.5	1.5	—	—	1.5	1.5	—	—
Total pension cost	$1.6	$1.2	$0.2	$0.2	$1.4	$0.8	$0.4	$0.4

Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax ordinary income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three and six months ended June 30, 2013 we recorded income tax expense of $1.1 million and $1.5 million, respectively. For the three and six months ended June 30, 2012, we recorded income tax expense of $0.2 million and $1.5 million, respectively. The increase for the three months ended June 30, 2013 was primarily due to a large discrete tax benefit related to the settlement of two tax audits recorded in the three months ended June 30, 2012, changes in withholding tax expense and the mix of taxable income (loss) by country. The effective income tax rate for the three and six months ended June 30, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented within the other liabilities line on our Condensed Consolidated Balance Sheets and which includes interest and penalties, was $4.6 million and $4.7 million as of June 30, 2013 and December 31, 2012, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect upon the unrecognized tax benefits at this time.
Note 11 — Debt
Our Credit Agreement and its terms are described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, our borrowing capacity under this arrangement, after consideration of amounts outstanding, was $78.4 million, consisting of $66.3 million in the United States and $12.1 million in Europe.
As of June 30, 2013, we had $20.0 million of borrowings outstanding under the Credit Agreement, all of which was borrowed in the United States and bears an interest rate of 2.2 percent. We are in compliance with all covenant requirements as of June 30, 2013.
Subsequent Event
On July 16, 2013, we entered into an additional credit agreement for a revolving credit facility with a lender in Japan with Imation Corporation Japan as the borrower and Imation Corp. as the guarantor. We intend to use the credit facility for general operating purposes. The credit agreement is a three year asset-based revolving credit facility with a borrowing base consistent with our existing Credit Agreement that allows for the borrowing of amounts up to 2.0 billion Japanese Yen, or approximately $20.0 million. Borrowings under the credit facility will bear interest at an interest rate equal to the base rate based of LIBOR or TIBOR plus the applicable margins provided for in the credit agreement. The credit agreement contains financial covenants applicable to Imation Corporation Japan including a fixed charge coverage ratio requirement.
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

	June 30, 2013			December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets
Foreign currency option contracts	$—	$6.5	$—	$—	$5.5	$—
Foreign currency forward contracts	—	0.4	—	—	—	—
Derivative liabilities
Foreign currency option contracts	—	(0.3)	—	—	(1.2)	—
Foreign currency forward contracts	—	—	—	—	(0.1)	—
Total	$—	$6.6	$—	$—	$4.2	$—
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
For the three months ended June 30, 2013 and 2012, we recorded foreign currency gains of $0.1 million and losses of $0.7 million, respectively, in other expense (income) in the Condensed Consolidated Statements of Operations. These gains and losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $0.8 million and losses of $0.5 million from the related foreign currency forward contracts for the three months ended June 30, 2013 and 2012, respectively.
For the six months ended June 30, 2013 and 2012, we recorded foreign currency gains of $0.6 million and losses of $1.7 million, respectively, in other expense (income) in the Condensed Consolidated Statements of Operations. These gains and losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $1.1 million and losses of $0.1 million from the related foreign currency forward contracts for the six months ended June 30, 2013 and 2012, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Financial Statements were as follows:

	June 30, 2013			December 31, 2012
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$119.8	$6.9	$(0.3)	$248.6	$5.5	$(1.3)
Other hedges not receiving hedge accounting	51.1	—	—	46.5	—	—
Total	$170.9	$6.9	$(0.3)	$295.1	$5.5	$(1.3)
On June 30, 2013, we entered into certain hedges not receiving hedge accounting treatment and the estimated fair value of these hedges was immaterial as of June 30, 2013.
Contingent Consideration
Contingent consideration recorded for earn-out payments related to our acquisitions is immaterial as of June 30, 2013 and December 31, 2012, and is recorded at fair value and remeasured on a recurring basis. We use the income approach in calculating the fair value of our contingent consideration. Changes in the fair value of our contingent consideration are recognized as a fair value adjustment within restructuring and other in our Condensed Consolidated Statements of Operations. These fair value measurements are calculated using the income approach with cash flow projections based on significant inputs not observable in the market and therefore represent Level 3 measurements. See Note 4 - Acquisitions and Divestitures for further discussion of the fair value calculation of our contingent consideration as of June 30, 2013. The following table sets forth a summary of changes in fair value of our contingent consideration Level 3 liabilities:

(In millions)	MXI Security	Encryptx	Total
Balance as of December 31, 2012	$0.6	$0.6	$1.2
Fair value adjustment	(0.1)	0.2	0.1
Payments	—	(0.8)	(0.8)
Balance as of March 31, 2012	$0.5	$—	$0.5
Fair value adjustment	(0.3)	—	(0.3)
Balance as of June 30, 2012	$0.2	$—	$0.2

Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. For the six months ended June 30, 2013, we have repurchased 0.6 million shares of common stock for $2.5 million. Since the authorization of this program, we have repurchased 1.8 million shares of common stock for $9.0 million, and as of June 30, 2013 we had remaining authorization to repurchase up to 3.2 million additional shares. The treasury stock held as of June 30, 2013 was acquired at an average price of $22.15 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2012	1,563,321
Purchases	616,581
Exercise of stock options	—
Restricted stock grants and other	(666,113)
401(k) matching contribution	(295,996)
Balance as of June 30, 2013	1,217,793
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2012	$2.7	$(27.8)	$(49.1)	$(74.2)
Other comprehensive (loss) income before reclassifications, net of tax [1]	4.6	—	(10.9)	(6.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(3.2)	0.9	—	(2.3)
Net current-period other comprehensive income (loss)	1.4	0.9	(10.9)	(8.6)
Balance as of June 30, 2013	$4.1	$(26.9)	$(60.0)	$(82.8)
1Income tax expense of $0.8 million and $2.8 million was recorded for gains on derivative financial instruments for the three and six months ended June 30, 2013.
Details of amounts reclassified from Accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations are as follows:

(In millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented

(Gains) Losses on cash flow hedges	$(5.2)	Cost of goods sold
	2.0	Income tax provision
	(3.2)	Net of tax
Amortization of net actuarial loss	0.9	Selling, general and administrative
	—	Income tax provision
	0.9	Net of tax
Total reclassifications for the period	$(2.3)

Note 14 — Segment Information
As of January 1, 2013, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our new reporting segments are aligned with our key commercial and consumer channels.
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX media. Storage and security solutions includes storage hardware products, services and software for primary storage as well as backup and archiving; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
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
Net revenue and operating income (loss) by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net Revenue
Consumer Storage and Accessories
Consumer storage media	$107.3	$151.1	$221.5	$303.8
Audio and accessories	9.6	9.4	17.2	18.8
Total Consumer Storage and Accessories	116.9	160.5	238.7	322.6
Tiered Storage and Security Solutions
Commercial storage media	61.8	75.1	128.7	161.3
Storage and security solutions	33.0	13.6	68.7	28.6
Total Tiered Storage and Security Solutions	94.8	88.7	197.4	189.9
Total Net Revenue	$211.7	$249.2	$436.1	$512.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Operating Income (Loss)
Consumer Storage and Accessories	$20.8	$16.0	$26.7	$32.6
Tiered Storage and Security Solutions	(2.9)	(6.0)	(5.9)	$(12.5)
Total segment operating income	17.9	10.0	20.8	20.1
Corporate and unallocated	(17.9)	(17.5)	(35.5)	(33.2)
Total operating loss	—	(7.5)	(14.7)	(13.1)
Interest income	—	(0.2)	—	(0.3)
Interest expense	0.6	0.9	1.3	1.8
Other, net	0.1	1.1	(0.1)	2.6
Loss from continuing operations before income taxes	$(0.7)	$(9.3)	$(15.9)	$(17.2)

Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of June 30, 2013, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe one or more of those patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. Discovery in this matter has not yet commenced. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms and Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. Imation has notified its manufacturers of indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other associated patent holders.
Copyright Levies

In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the European Court of Justice (ECJ) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The ECJ stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The ECJ also stated that the indiscriminate application of the private copying levy to devices not made available to private users and clearly reserved for uses other than private copying is incompatible with the Directive. The ECJ ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term "commercial channel sales" when referring to products intended for uses other than private copying and "consumer channel sales" when referring to products intended for uses including private copying.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we released our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continue to accrue, but not pay, a liability for levies arising from consumer channel sales. As of March 31, 2013 and December 31, 2012, we had accrued liabilities of $29.1 million and $27.7 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether: (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. For the three months ended March 31, 2013 and the three and six months ended June 30, 2012 we did not reverse any amounts associated with prior period copyright levies. To the extent any reversals were to occur, they would be recorded as a reduction to costs of sales, which is the same income statement account in which our levy expense is initially recorded.
During the second quarter of 2013, an Italian court rendered a decision associated with a copyright levy matter to which Imation was not a party. This decision (i) confirmed and provided further specificity to the October 21, 2010 ruling of the ECJ that levies should not be paid on commercial channel sales and (ii) evaluated, via audit, the plaintiff's documentation and evidence for distinguishing between levies paid on commercial and consumer channel sales. Based on the ruling of this Italian court, in combination with other applicable levy and law-making activities within the EU, including Italy, we believe there is sufficient evidence that we may offset with the Italian collecting society the estimated $39 million we have overpaid for copyright levies in Italy (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to the Italian collecting society for unpaid levies on consumer channel sales. As such, our liability for Italian copyright levies in the amount of $13.6 million (existing at the time of the of the second quarter 2013 Italian court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales. We did not record a receivable for the remaining estimated $25.4 million that we believe is owed to us by the Italian collection society for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount will be realized as a reduction to cost of sales upon the incurrence of (and for the same amount of) valid levies for consumer channel sales. Our annual expense for copyright levies in Italy was $5.1 million and $7.4 million for the years ended December 31, 2012 and 2011, respectively.
The Italian court decision placed the burden of proof on the payer of levies to provide sufficient documentation and evidence to support the determination of levies between those paid on commercial versus consumer channel sales. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $39 million to the Italian collection society of levies on commercial channel sales and that we have incurred (but not paid) $13.6 million of levies on consumer channel sales in Italy. However, such amounts could be subject to challenge in court and there is no certainty that our estimates would be upheld and supported. Additionally, due to the expected continued decline in our sales associated with optical media products, we cannot be assured that we will ever be able to fully realize the estimated amounts owed to us by the Italian collection society through offsetting such amounts against levies incurred on future consumer channel sales.

At June 30, 2013, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We also have an estimated $17.6 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy that we continue to carry on our books.
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

Executive Summary

Consolidated Results of Operations for the Three Months Ended June 30, 2013

•	Net revenue from continuing operations of $211.7 million for the three months ended June 30, 2013 was down 15.0 percent compared with $249.2 million in the same period last year.

•
Operating income from continuing operations was break-even for the three months ended June 30, 2013, compared with an operating loss of $7.5 million in the same period last year. Operating income for the three months ended June 30, 2013 included the reversal of an accrual of $13.6 million for copyright levies as a result of an Italian court ruling (See Note 15 - Litigation, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements).

•	Diluted loss per share from continuing operations was $0.04 for the three months ended June 30, 2013 compared with a diluted loss per share of $0.25 for the same period last year.
Consolidated Results of Operations for the Six Months Ended June 30, 2013

•	Net revenue from continuing operations of $436.1 million for the six months ended June 30, 2013 was down 14.9 percent compared with $512.5 million in the same period last year.

•
Operating loss from continuing operations was $14.7 million for the six months ended June 30, 2013 compared with an operating loss of $13.1 million in the same period last year. Operating loss for the six months ended June 30, 2013 included the reversal of an accrual of $13.6 million for copyright levies as a result of an Italian court ruling (See Note 15 - Litigation, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements).

•	Diluted loss per share from continuing operations was $0.43 for the six months ended June 30, 2013 compared with a diluted loss per share of $0.50 for the same period last year.

Cash Flow/Financial Condition for the Six Months Ended June 30, 2013

•	Cash and cash equivalents totaled $94.4 million as of June 30, 2013 compared with $108.7 million at December 31, 2012.

•	Cash used in operating activities was $7.7 million for the six months ended June 30, 2013 compared with cash used in operating activities of $1.9 million in the same period last year.

Results of Operations

During the first quarter of 2013, we announced our plans to divest our XtremeMacTM and MemorexTM consumer electronics businesses which were historically part of our CSA segment. The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations. The consumer storage business under the Memorex and TDK Life on RecordTM brands will be retained. See Note 4 - Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements for further information. The following discussion relates to continuing operations unless indicated otherwise.
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Net revenue	$211.7	$249.2	(15.0)%	$436.1	$512.5	(14.9)%
Our worldwide revenue for the three and six months ended June 30, 2013 decreased compared with the same periods last year, driven primarily by declines of 29.0 percent and 27.1 percent, respectively, in our consumer storage media products in our CSA segment. Revenue in our TSS segment increased 6.9 percent and 3.9 percent in the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, driven by an increase in revenue primarily from the addition of Nexsan Corp (Nexsan), which was acquired on December 31, 2012. See Segment Results for further discussion of our reporting segments including the revision of our segments as of January 1, 2013.
From a product perspective for the three months ended June 30, 2013, the decrease in revenue included the expected secular declines in our consumer storage media products and our commercial storage media products of $43.8 million and $13.3 million, respectively. For the six months ended June 30, 2013, the decrease in revenue included declines in our consumer storage media products and our commercial storage media products of $82.3 million and $32.6 million, respectively. These decreases were partially offset by an increase in storage and security solutions products of $19.4 million and $40.1 million for the three and six months ended June 30, 2013, respectively, primarily due to the addition of Nexsan. Revenue for the three and six months ended June 30, 2013 compared to the same periods last year was negatively impacted by foreign currency translation of 3.3 percent and 2.8 percent, respectively.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Gross profit	$55.2	$49.6	11.3%	$97.3	$103.2	(5.7)%
Gross margin	26.1%	19.9%		22.3%	20.1%
Gross profit increased for the three months ended June 30, 2013 compared with the same period last year due to a $13.6 million reversal of an accrual for Italian copyright levies partially offset by lower overall revenue. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for more information on the levy reversal during the three months ended June 30, 2013. Gross profit in the CSA segment increased $3.1 million in the three months ended June 30, 2013 compared to the prior year and included the levy reversal. Gross profit in the TSS segment increased $3.2 million in the three months ended June 30, 2013 compared to the prior year primarily due to the acquisition of Nexsan. See Segment Results for further discussion of our reporting segments including the revision of our segments as of January 1, 2013. From a product perspective, higher gross profit in consumer storage media products from the levy reversal and higher gross profit in storage and security solutions products driven by the addition of hardware solutions products from the Nexsan acquisition, were partially offset by lower gross profit on our commercial storage media products. Gross profit during the three months ended June 30, 2013 included inventory write-offs of $0.7 million related to our restructuring programs which was driven by the rationalization of certain product lines.
Gross profit decreased for the six months ended June 30, 2013 compared with the same period last year primarily due to lower overall revenue partially offset by the reversal of an accrual for Italian copyright levies discussed above. Gross profit in the CSA segment decreased $9.3 million and was partially offset by a $6.2 million increase in gross profit in the TSS segment. From a product perspective, lower gross profit in consumer and commercial storage media products was partially offset by the levy reversal and higher gross profit in storage and security solutions products, driven primarily by the addition of hardware solutions products from the Nexsan acquisition. Gross profit during the six months ended June 30, 2013 included inventory write-offs of $2.8 million related to our restructuring programs which was driven by the rationalization of certain product lines.
Gross margin increased for the three and six months ended June 30, 2013 compared with the same periods last year. Gross margin in the CSA reporting segment increased 10.1 points to 30.2 percent and 3.3 points to 23.8 percent, for the three and six months ended June 30, 2013, respectively, driven by the reversal of an accrual for Italian copyright levies discussed above. Gross margin in the TSS reporting segment increased 2.1 points to 21.7 percent and 2.4 points to 21.9 percent, for the three and six months ended June 30, 2013, respectively, as higher revenue and gross margin on our storage and security solutions products from the addition of Nexsan were partially offset by lower revenue and gross margin on our commercial storage media products.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Selling, general and administrative	$46.5	$47.3	(1.7)%	$95.8	$99.6	(3.8)%
As a percent of revenue	22.0%	19.0%		22.0%	19.4%
SG&A expense decreased for the three and six months ended June 30, 2013 compared with the same periods last year primarily due to our cost reduction efforts and prior intangible write-offs, which reduced these costs by approximately $8.8 million and $19.6 million, respectively. Reductions specifically related to lower advertising and sales costs, lower intangible amortization expense as a result of write-offs at the end of 2012, lower costs due to general staff reductions as well as lower professional fees. These reductions were partially offset by incremental SG&A from the Nexsan acquisition.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Research and development	$4.3	$5.5	(21.8)%	$9.7	$11.1	(12.6)%
As a percent of revenue	2.0%	2.2%		2.2%	2.2%
R&D expense decreased for the three and six months ended June 30, 2013 compared with the same periods last year as we reduced legacy R&D and increased investments on high margin projects in TSS primarily through the Nexsan acquisition.

Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Restructuring and other	$4.4	$4.3	2.3%	$6.5	$5.6	16.1%
Restructuring expense for the three and six months ended June 30, 2013 is related to our 2012 Global Process Improvement Restructuring Program. For these periods, we incurred severance and related costs of $0.6 million and $1.2 million, lease termination costs of $0.5 million and $0.6 million and other restructuring charges of $0.5 million and $1.3 million, respectively. Other charges for the three and six months ended June 30, 2013 included acquisition and integration related costs of $0.8 million and $1.2 million, other costs of $0.8 million and $1.1 million and a contingent consideration benefit of $0.3 and $0.4 million, respectively. Additionally, for the three and six months ended June 30, 2013 we recorded a $1.5 million pension settlement.
Restructuring expense for the three and six months ended June 30, 2012 was primarily related to our 2011 Corporate Strategy Restructuring Program. For these periods, we incurred severance related costs of $2.4 million and $2.8 million, lease termination costs of $0.5 million and $0.5 million and other restructuring charges of $0.2 million and $1.1 million, respectively. Additionally, for the six months ended June 30, 2012 we recorded a gain on the sale of fixed assets held for sale of $0.7 million. Other charges for the three and six months ended June 30, 2012 included acquisition and integration related costs of $0.8 million and $1.2 million and other costs of $0.4 million and $0.7 million, respectively. We also recorded a contingent consideration benefit of $2.8 million, pension settlement charges of $1.5 million and accelerated amortization related to abandoned intangible assets of $1.3 million for the three and six months ended June 30, 2012.

Operating Loss

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Operating loss	$—	$(7.5)	(100.0)%	$(14.7)	$(13.1)	12.2%
As a percent of revenue	—%	(3.0)%		(3.4)%	(2.6)%
Operating loss decreased for the three months and increased for the six months ended June 30, 2013 compared with the same periods last year primarily due to the items discussed above.

Other (Income) and Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Interest income	$—	$(0.2)	(100.0)%	$—	$(0.3)	(100.0)%
Interest expense	0.6	0.9	(33.3)%	1.3	1.8	(27.8)%
Other, net	0.1	1.1	(90.9)%	(0.1)	2.6	(103.8)%
Total	$0.7	$1.8	(61.1)%	$1.2	$4.1	(70.7)%
As a percent of revenue	0.3%	0.7%		0.3%	0.8%
Other net expense decreased for the three and six months ended June 30, 2013 compared with the same periods last year. Other, net primarily includes foreign currency (gains) losses from changes in foreign exchange rates on foreign denominated assets and liabilities. Foreign currency gains of $0.1 million and $0.6 million were recorded for the three and six months ended June 30, 2013, respectively, and losses of $0.7 million and $1.7 million were recorded for the three and six months ended June 30, 2012, respectively. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk and, as a result, we experience some volatility in other income, especially in periods of significant foreign currency fluctuation.
Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Income tax provision	$1.1	$0.2	NM	$1.5	$1.5	—%
Effective tax rate	NM	(2.2)%		(9.4)%	(8.7)%
NM - Not meaningful
For the three and six months ended June 30, 2013 we recorded income tax expense of $1.1 million and $1.5 million, respectively. For the three and six months ended June 30, 2012, we recorded income tax expense of $0.2 million and $1.5 million, respectively. The increase for the three months ended June 30, 2013 was primarily due to a large discrete tax benefit related to the settlement of two tax audits recorded in the three months ended June 30, 2012, changes in withholding tax expense and the mix of taxable income (loss) by country. The effective income tax rate for the three and six months ended June 30, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.

Loss from Discontinued Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Loss from operations of discontinued businesses, net of income taxes	$(3.3)	$(2.5)	32.0%	$(8.8)	$(5.5)	60.0%

Loss from discontinued operations represents operations from our XtremeMac and Memorex consumer electronics businesses which we plan to divest. The increase in operating loss for the three and six months ended June 30, 2013 compared with the same periods last year reflects lower revenues and lower gross margins in these businesses in addition to restructuring expense of $0.3 million and $1.4 million recorded in three and six months ended June 30, 2013.
Segment Results
As of January 1, 2013, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our new reporting segments are aligned with our key commercial and consumer channels.
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX media. Storage and security solutions includes storage hardware products, services and software for primary storage as well as backup and archiving; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
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
Information related to our segments is as follows:

Consumer Storage and Accessories

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Net revenue	$116.9	$160.5	(27.2)%	$238.7	$322.6	(26.0)%
Operating income	20.8	16.0	30.0%	26.7	32.6	(18.1)%
As a percent of revenue	17.8%	10.0%		11.2%	10.1%
The decrease in CSA segment revenue for the three and six months ended June 30, 2013 compared with the same periods last year was driven primarily by a revenue decline in consumer storage media products of 29.0 percent and 27.1 percent, respectively. From a product perspective, revenue declines were primarily due to the expected secular declines of $37.6 million and $67.5 million in optical media products for the three and six months ended June 30, 2013, respectively.
Operating income increased for the three months ended June 30, 2013 compared with the same period last year driven primarily by higher gross profit in consumer storage media products and lower SG&A and R&D compared with the same period last year. The higher gross profit is due to the reversal of an accrual for Italian copyright levies of $13.6 million during the three months ended June 30, 2013. Operating income decreased for the six months ended June 30, 2013 compared with the same period last year driven primarily by lower gross profit in consumer storage media products partially offset by lower SG&A and R&D compared with the same period last year. We plan to continue our operating expense reduction efforts in this segment.

Tiered Storage and Security Solutions

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Net revenue	$94.8	$88.7	6.9%	$197.4	$189.9	3.9%
Operating (loss)	(2.9)	(6.0)	(51.7)%	(5.9)	(12.5)	(52.8)%
As a percent of revenue	(3.1)%	(6.8)%		(3.0)%	(6.6)%
The increase in TSS segment revenue for the three and six months ended June 30, 2013 compared with the same periods last year was primarily driven by the addition of Nexsan, which was acquired on December 31, 2012. Partially offsetting this addition was a decline in commercial storage media product revenue of $13.3 million and $32.6 million for the three and six months ended June 30, 2013, respectively. From a product perspective, the decrease in commercial storage media product revenue was primarily composed of lower revenue from the expected secular decline associated with our magnetic tape products of $12.3 million and $28.9 million, respectively.
Operating loss decreased for the three and six months ended June 30, 2013 compared with the same periods last year driven primarily by higher gross profit from the addition of Nexsan and lower SG&A and R&D, partially offset by lower gross profit primarily on commercial storage media products.

Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Operating loss	$(17.9)	$(17.5)	2.3%	$(35.5)	$(33.2)	6.9%
The corporate and unallocated operating loss increased slightly for the three and six months ended June 30, 2013 compared with the same periods last year driven primarily by higher restructuring costs and other expense.

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
Changes in foreign currency translation rates negatively impacted worldwide revenue by 3.3 percent and 2.8 percent for the three and six months ended June 30, 2013 while changes in foreign currency translation rates impacted worldwide revenue by two and one percent for the three and six months ended June 30, 2012, respectively. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
Our cash and cash equivalents balance as of June 30, 2013 was $94.4 million, a decrease of $14.3 million from $108.7 million as of December 31, 2012. The decrease was primarily attributable to restructuring payments of $11.2 million, capital expenditures of $3.5 million and purchases of treasury stock of $2.5 million.
Our accounts receivable balance as of June 30, 2013 was $158.0 million, a decrease of $62.8 million from $220.8 million as of December 31, 2012 as a result of lower sales during the period. Days sales outstanding was 60 days as of June 30, 2013, up 1 day from December 31, 2012. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of June 30, 2013 was $124.9 million, a decrease of $41.1 million from $166.0 million as of December 31, 2012. Days of inventory supply was 72 days as of June 30, 2013, down 17 days from December 31, 2012 primarily due to the impact of the reclassification of inventory to discontinued operations. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The declines in inventory and days of inventory supply were partially due to the reclassification of inventory to assets held for sale related to our divestitures of XtremeMac and Memorex consumer electronics businesses which hold higher than average inventory balances.
Our accounts payable balance as of June 30, 2013 was $120.5 million, a decrease of $42.2 million from $162.7 million as of December 31, 2012. The decrease in accounts payable was mainly due to reduced purchases compared to the previous quarter, as well as the timing of payments.

Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2013	2012
Net loss	$(26.2)	$(24.2)
Adjustments to reconcile net loss to net cash provided by operating activities	13.8	24.0
Changes in operating assets and liabilities	4.7	(1.7)
Net cash used in operating activities	$(7.7)	$(1.9)
Cash flows from operating activities can fluctuate significantly from period to period as many items can impact cash flows. Cash used in operating activities was $7.7 million for the six months ended June 30, 2013 and included restructuring payments of $11.2 million.
Cash used in operating activities was $1.9 million for the six months ended June 30, 2012 and included restructuring payments of $4.5 million, payments for incentive compensation of $3.1 million, pension funding of $2.8 million and a litigation settlement payment of $2.0 million.
Cash Flows Provided by (Used in) Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2013	2012
Capital expenditures	$(3.5)	$(5.1)
Purchase price adjustment	1.6	—
Proceeds from sale of assets	0.2	1.4
Net cash provided by (used in) investing activities	$(1.7)	$(3.7)
Cash used in investing activities for the six months ended June 30, 2013 included capital expenditures of $3.5 million partially offset by $1.6 million received as a result of a working capital adjustment to the Nexsan purchase price. See Note 4 - Acquisitions and Divestitures to the Condensed Consolidated Financial Statements for further information regarding our acquisitions.
Cash used in investing activities for the six months ended June 30, 2012 included capital expenditures of $5.1 million, partially offset by proceeds of $1.4 million from the sale of fixed assets held for sale as a result of the closure of our Weatherford facility in April 2011.
Cash Flows Used in Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2013	2012
Purchase of treasury stock	$(2.5)	$(2.4)
Contingent consideration payments	(0.5)	(1.2)
Debt issue costs	—	(1.9)
Net cash used in financing activities	$(3.0)	$(5.5)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock which replaced our previous authorization. For the six months ended June 30, 2013, we have repurchased 0.6 million shares of common stock for $2.5 million. Since the authorization of this program, we have repurchased 1.8 million shares of common stock for $9.0 million, and as of June 30, 2013 we had remaining authorization to repurchase up to 3.2 million additional shares.
Our Credit Agreement and its terms are described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, our borrowing capacity under this arrangement, after consideration of amounts outstanding, was $78.4 million, consisting of $66.3 million in the United States and $12.1 million in Europe.
As of June 30, 2013, we had $20.0 million of borrowings outstanding under the Credit Agreement, all of which was borrowed in the United States and bears an interest rate of 2.2 percent. We are in compliance with all covenant requirements as of June 30, 2013.

On July 16, 2013, we entered into an additional credit agreement for a revolving credit facility with a lender in Japan with Imation Corporation Japan as the borrower and Imation Corp. as the guarantor. We intend to use the credit facility for general operating purposes. The credit agreement is a three year asset-based revolving credit facility with a borrowing base consistent with our existing Credit Agreement that allows for the borrowing of amounts up to 2.0 billion Japanese Yen, or approximately $20.0 million. Borrowings under the credit facility will bear interest at an interest rate equal to the base rate based of LIBOR or TIBOR plus the applicable margins provided for in the credit agreement. The credit agreement contains financial covenants applicable to Imation Corporation Japan including a fixed charge coverage ratio requirement.
Our liquidity needs for the remaining six months of 2013 include the following: capital expenditures of $4 million to $8 million, payments related to our previously announced restructuring programs of $15 million to $20 million, $20 million to repay borrowings under our credit facility, operating lease payments of approximately $4 million, pension funding of $0.5 million to $2 million, any amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of June 30, 2013, there have been no material changes to our contractual obligations as of December 31, 2012 as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Fair Value Measurements
See Note 12 - Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There were no significant changes to these accounting policies for the first six months of 2013.

Recent Accounting Pronouncements
See Note 2 - Recently Issued or Adopted Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

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

the ability of our security products to withstand cyber-attacks; the seasonality and volatility of the markets in which we operate; changes in European law or practice related to the imposition or collectability of optical levies; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation; ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facility; our ability to retain key employees; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; our ability to meet our revenue growth, gross margin and earnings targets and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and in our filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2012. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012.
As of June 30, 2013 we had $170.9 million notional amount of foreign currency forward and option contracts of which $51.1 million hedged recorded balance sheet exposures. This compares to $295.1 million notional amount of foreign currency forward and option contracts as of December 31, 2012, of which $46.5 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2013 by $1.1 million.

Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2013, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of June 30, 2013, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe one or more of those patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. Discovery in this matter has not yet commenced. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms and Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. Imation has notified its manufacturers of indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other associated patent holders.
Item 1A. Risk Factors.
There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
April 1, 2013 - April 30, 2013	10,801	$3.67	—	3,763,839
May 1, 2013 - May 31, 2013	548,253	3.87	458,307	3,305,532
June 1, 2013 - June 30, 2013	160,039	4.27	158,274	3,147,258
Total	719,093	$3.95	616,581	3,147,258
(a) The purchases in this column include shares repurchased as part of our publicly announced program and include 102,512 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
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
10.1
Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 of Imation's Registration Statement on Form S-8 (File No. 333-188429) filed on May 8, 2013)

10.2	Director Compensation Program, effective May 2, 2005 (as amended effective May 8, 2013)
10.3	Additional Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	August 8, 2013	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1
Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 of Imation's Registration Statement on Form S-8 (File No. 333-188429) filed on May 8, 2013)

10.2	Director Compensation Program, effective May 2, 2005 (as amended effective May 8, 2013)
10.3	Additional Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.