Form 10-Q
period 2013-09-30
IMATION CORP
filed 2013-11-08
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,805,568 shares of Common Stock, par value $0.01 per share, were outstanding October 31, 2013.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue	$191.9	$227.4	$628.0	$739.9
Cost of goods sold	155.8	184.3	494.6	593.6
Gross profit	36.1	43.1	133.4	146.3
Operating expenses:
Selling, general and administrative	46.3	45.8	142.1	145.4
Research and development	4.6	4.6	14.3	15.7
Restructuring and other	11.7	(3.6)	18.2	2.0
Total	62.6	46.8	174.6	163.1
Operating loss	(26.5)	(3.7)	(41.2)	(16.8)
Other expense (income):
Interest income	(0.1)	(0.1)	(0.1)	(0.4)
Interest expense	0.7	0.6	2.0	2.4
Other, net	1.1	(0.4)	1.0	2.2
Total	1.7	0.1	2.9	4.2
Loss from continuing operations before income taxes	(28.2)	(3.8)	(44.1)	(21.0)
Income tax (benefit) provision	(2.0)	—	(0.5)	1.5
Loss from continuing operations	(26.2)	(3.8)	(43.6)	(22.5)
Discontinued operations:
Loss from discontinued businesses, net of income taxes	(8.7)	(2.5)	(17.5)	(8.0)
Net loss	$(34.9)	$(6.3)	$(61.1)	$(30.5)

Loss per common share — basic:
Continuing operations	$(0.65)	$(0.10)	$(1.08)	$(0.60)
Discontinued operations	(0.21)	(0.07)	(0.43)	(0.21)
Net loss	(0.86)	(0.17)	(1.51)	(0.81)
Loss per common share — diluted:
Continuing operations	$(0.65)	$(0.10)	$(1.08)	$(0.60)
Discontinued operations	(0.21)	(0.07)	(0.43)	(0.21)
Net loss	(0.86)	(0.17)	(1.51)	(0.81)
Weighted average shares outstanding — basic:	40.5	37.4	40.5	37.6
Weighted average shares outstanding — diluted:	40.5	37.4	40.5	37.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(34.9)	$(6.3)	$(61.1)	$(30.5)

Other comprehensive income (loss), net of tax:
Net unrealized losses on derivative financial instruments:
Net holding (losses) gains arising during the period	(0.5)	(0.6)	4.1	0.3
Reclassification adjustment for net realized gains included in net loss	(2.0)	(0.5)	(5.2)	(1.2)
Total net unrealized losses on derivative financial instruments	(2.5)	(1.1)	(1.1)	(0.9)

Net pension adjustments:
Adjustments for defined benefit plans	5.3	2.5	9.8	3.0

Unrealized foreign currency translation gains (losses)	5.3	3.1	(5.6)	1.3

Total other comprehensive income (loss), net of tax	8.1	4.5	3.1	3.4

Comprehensive loss	$(26.8)	$(1.8)	$(58.0)	$(27.1)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$108.4	$108.7
Accounts receivable, net	146.9	220.8
Inventories	113.9	166.0
Other current assets	55.4	61.6
Total current assets	424.6	557.1
Property, plant and equipment, net	52.5	58.9
Intangible assets, net	70.9	81.9
Goodwill	71.7	73.5
Other assets	15.9	22.1
Total assets	$635.6	$793.5
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$103.8	$162.7
Short-term debt	20.0	20.0
Other current liabilities	122.2	158.4
Total current liabilities	246.0	341.1
Other liabilities	43.4	52.0
Total liabilities	289.4	393.1
Commitments and contingencies (Note 15)
Shareholders’ equity	346.2	400.4
Total liabilities and shareholders’ equity	$635.6	$793.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(61.1)	$(30.5)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18.3	27.8
Stock-based compensation	5.1	5.5
Loss on settlement of pension plan	10.6	—
Loss on disposal group in discontinued operations	5.5	—
Other, net	(6.3)	(4.2)
Changes in operating assets and liabilities	34.7	(21.2)
Net cash provided by (used in) operating activities	6.8	(22.6)
Cash Flows from Investing Activities:
Capital expenditures	(5.2)	(8.4)
Proceeds from purchase price adjustment	1.6	—
Proceeds from sale of assets	0.4	1.4
Proceeds from investments	—	0.9
Net cash used in investing activities	(3.2)	(6.1)
Cash Flows from Financing Activities:
Purchase of treasury stock	(2.5)	(4.9)
Debt issuance costs	(0.4)	(2.4)
Contingent consideration payments	(0.5)	(1.2)
Net cash used in financing activities	(3.4)	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.4
Net change in cash and cash equivalents	(0.3)	(36.8)
Cash and cash equivalents — beginning of period	108.7	223.1
Cash and cash equivalents — end of period	$108.4	$186.3
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
On February 13, 2013, we announced our plans to divest our XtremeMacTM and MemorexTM consumer electronics businesses. The results of operations for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. The consumer storage business under the Memorex and TDK Life on RecordTM brands and the consumer electronics business under the TDK Life on Record brand are being retained. See Note 4 - Acquisitions and Divestitures for further information.
Note 2 — Recently Issued or Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued amendments to allow the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the U.S.) to be designated as a benchmark interest rate for hedge accounting purposes under the derivatives and hedging guidance. The amendments also allow for the use of different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This amended guidance did not have a material impact on our condensed consolidated financial position and results of operations.
In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit. The impact of the amended guidance will not have an impact on our consolidated financial position.

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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share amounts)	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(26.2)	$(3.8)	$(43.6)	$(22.5)
Loss from discontinued operations	(8.7)	(2.5)	(17.5)	(8.0)
Net loss	$(34.9)	$(6.3)	$(61.1)	$(30.5)
Denominator:
Weighted average number of common shares outstanding during the period	40.5	37.4	40.5	37.6
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period	40.5	37.4	40.5	37.6

(Loss) earnings per common share — basic
Continuing operations	$(0.65)	$(0.10)	$(1.08)	$(0.60)
Discontinued operations	(0.21)	(0.07)	(0.43)	(0.21)
Net loss	(0.86)	(0.17)	(1.51)	(0.81)
(Loss) earnings per common share — diluted
Continuing operations	$(0.65)	$(0.10)	$(1.08)	$(0.60)
Discontinued operations	(0.21)	(0.07)	(0.43)	(0.21)
Net loss	(0.86)	(0.17)	(1.51)	(0.81)
Anti-dilutive shares excluded from calculation	5.9	6.5	6.3	6.2

Note 4 — Acquisitions and Divestitures
Acquisitions
On December 31, 2012, we acquired Nexsan Corporation (Nexsan), a provider of disk-based storage systems with a portfolio of disk-based and hybrid disk-and-solid-state storage systems, for a purchase price of $120.1 million. The acquisition resulted in $65.5 million of goodwill. During the nine months ended September 30, 2013, the purchase price was adjusted to reflect working capital variances in accordance with the merger agreement. This adjustment resulted in a decrease to goodwill of $1.6 million and a cash receipt for this amount. As of September 30, 2013, our purchase price allocation is preliminary pending final evaluation of income tax balances, which will take place by December 31, 2013. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill.
On June 4, 2011, we acquired the assets of MXI Security (MXI). The purchase price included a contingent consideration arrangement with an estimated fair value of $0.6 million at December 31, 2012. See Note 4 - Acquisitions in our 2012 Annual Report on Form 10-K for further information regarding the contingent consideration.
We remeasure the estimated fair value of the remaining contingent consideration each reporting period. At September 30, 2013, our estimated fair value of this contingent consideration was determined to be $0.2 million. We did not record an adjustment in the fair value of the contingent consideration in the three months ended September 30, 2013. We recorded a decrease of $0.4 million in the fair value of this contingent consideration from December 31, 2012 in the nine months ended September 30, 2013 as a benefit in the restructuring and other line in the Condensed Consolidated Statements of Operations.
On February 28, 2011, we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx). The purchase price included future contingent consideration with an estimated fair value of $0.6 million at December 31, 2012. The final contingent consideration payment of $0.8 million was determined based on certain 2012 milestones and was paid during the first quarter of 2013. In the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, $0.5 million was presented in cash flows from financing activities and the remaining $0.3 million was presented in cash flows from operating activities as it pertains to the excess of actual payments over the initially recognized fair value of the contingent consideration.
During the second quarter of 2012, we recorded a working capital adjustment to the purchase price in our acquisition of the secure data hardware of IronKey Systems Inc. in the amount of $0.6 million. As the purchase accounting for this acquisition was finalized in 2011, the adjustment was recorded as a charge to restructuring and other in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012.

Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand are being retained. These expected divestitures are part of the acceleration of our strategic transformation that we announced during the fourth quarter of 2012 in conjunction with our plan to increase focus on data storage and security. As a part of exiting these disposal groups, we plan to sell the assets directly associated with these businesses, which primarily include inventory, tooling and intangible assets.
On October 15, 2013 we completed the sale of the Memorex consumer electronics business. We do not expect a loss in the fourth quarter of 2013 on this transaction. In addition, we currently have a signed term sheet for the sale of the XtremeMac business and we anticipate that a sale will be completed by December 31, 2013. Based on the estimated value of the expected consideration to be received, we have adjusted the carrying value of the XtremeMac disposal group as of September 30, 2013 and recorded a charge of $5.5 million in the three and nine months ended September 30, 2013 as an element of discontinued operations. We do not expect a loss in the fourth quarter of 2013 upon the closing of this transaction. Total proceeds to be received from discontinuing these businesses are estimated at approximately $19 million, with approximately $10 million spread between the fourth quarter of 2013 and early 2014, and the balance over the next several years. Proceeds expected to be received consist of various forms of consideration including up-front payments, notes receivable, guaranteed minimum royalties and a percent of the value of inventory transferred.
The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that will be eliminated from ongoing operations. See Note 7 - Restructuring and Other for disclosure of severance expense that was recorded relating to these planned divestitures.
The key components of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net revenue	$10.5	$20.8	$33.9	$60.6

Loss from operations of discontinued businesses, before income taxes	$(3.2)	$(2.8)	$(12.0)	$(8.9)
Adjustment to carrying value of disposal group	(5.5)	—	(5.5)	—
Income tax benefit	—	(0.3)	—	(0.9)
Loss from discontinued businesses, net of income taxes	$(8.7)	$(2.5)	$(17.5)	$(8.0)

Note 5 — Supplemental Balance Sheet Information

	September 30,	December 31,
(In millions)	2013	2012
Accounts Receivable
Accounts receivable	$163.5	$238.8
Less reserves and allowances[1]	(16.6)	(18.0)
Accounts receivable, net	$146.9	$220.8
Inventories
Finished goods	$102.9	$146.9
Work in process	5.1	6.4
Raw materials and supplies	5.9	12.7
Total inventories	$113.9	$166.0
Other Current Assets
Non-trade receivables	$6.1	$15.1
Deferred income taxes	5.0	4.7
Prepaid expenses	5.5	5.4
Hedging asset	4.0	5.5
Assets held for sale[2]	14.3	2.5
Restricted cash[3]	—	7.5
Other	20.5	20.9
Total other current assets	$55.4	$61.6
Property, Plant and Equipment
Property, plant and equipment	$208.0	$222.6
Less accumulated depreciation	(155.5)	(163.7)
Property, plant and equipment, net	$52.5	$58.9

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
3Restricted cash at December 31, 2012 primarily included cash acquired from Nexsan that was previously restricted for certain obligations of Nexsan. Such obligations were fulfilled during the first quarter of 2013.

	September 30,	December 31,
(In millions)	2013	2012
Other Assets
Deferred income taxes	$10.5	$9.3
Pension assets[1]	—	6.6
Credit facility fees	1.9	2.3
Other	3.5	3.9
Total other assets	$15.9	$22.1
Other Current Liabilities
Rebates	$31.7	$44.8
Accrued European consumer copyright levies	18.8	27.7
Accrued payroll	16.4	11.4
Accrued royalties	6.4	7.5
Deferred revenue	8.0	6.9
Accrued employee severance and related	3.0	16.7
Hedging liability	1.2	1.3
Other	36.7	42.1
Total other current liabilities	$122.2	$158.4
Other Liabilities
Pension liabilities	$21.2	$28.1
Deferred revenue	2.5	2.5
Deferred income taxes	2.3	2.1
Other	17.4	19.3
Total other liabilities	$43.4	$52.0

1The reduction in pension assets as of September 30, 2013 is a result of the settlement of our UK Pension Plan. See Note 9 - Retirement Plans for more information.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
September 30, 2013
Gross carrying amount	$33.9	$58.6	$20.5	$26.7	$139.7
Accumulated amortization	(7.9)	(53.1)	(1.9)	(5.9)	(68.8)
Intangible assets, net	$26.0	$5.5	$18.6	$20.8	$70.9
December 31, 2012
Gross carrying amount	$37.7	$58.4	$21.2	$26.8	$144.1
Accumulated amortization	(6.0)	(52.0)	(1.0)	(3.2)	(62.2)
Intangible assets, net	$31.7	$6.4	$20.2	$23.6	$81.9
Other net intangible assets as of September 30, 2013 consists primarily of $18.8 million of developed technology.
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Amortization expense	$3.4	$7.2	$10.3	$21.7
Based on the intangible assets in service as of September, 2013, estimated amortization expense for the remainder of 2013 and each of the next five years is as follows:

(In millions)	2013 (Remainder)	2014	2015	2016	2017	2018
Amortization expense	$3.8	$12.7	$11.2	$9.2	$8.2	$6.5
Goodwill
During the nine months ended September 30, 2013, we recorded a decrease in goodwill of $1.6 million due to the working capital adjustment to the Nexsan acquisition purchase price. Additionally, goodwill decreased $0.2 million due to foreign currency translation. See Note 4 - Acquisitions and Divestitures for further information regarding the Nexsan acquisition and this adjustment.
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and if an event occurs or circumstances change that would warrant impairment testing during an interim period. Through September 30, 2013, our actual 2013 results for the Mobile Security reporting unit are lower than originally planned, primarily because of factors that we believe are short-term and temporary in nature. Despite the lower than anticipated results for 2013, we currently do not believe there are significant changes to the longer-term cash flow projections for the Mobile Security reporting unit. Our internal business plan associated with Mobile Security is being updated during the fourth quarter of 2013. While we presently believe our longer-term forecasts associated with Mobile Security have not been negatively impacted compared to previous projections, it is reasonably possible that, upon the completion of our fourth quarter 2013 internal business plan update, we may incur an impairment charge related to goodwill in the Mobile Security reporting unit. The Mobile Security reporting unit contains $8.0 million of goodwill as of September 30, 2013.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Restructuring
Severance and related	$(0.2)	$—	$1.0	$2.8
Lease termination costs	0.1	—	0.7	0.5
Gain on sale of fixed assets held for sale	—	—	—	(0.7)
Other	0.6	0.1	1.9	1.2
Total restructuring	$0.5	$0.1	$3.6	$3.8
Other
Contingent consideration fair value adjustment	—	(5.5)	(0.4)	(8.3)
Intangible asset abandonment	—	—	—	1.3
Acquisition and integration related costs	0.6	0.1	1.8	1.3
Pension settlement	0.2	0.5	1.7	2.0
Settlement of UK pension plan	10.6	—	10.6	—
Other	(0.2)	1.2	0.9	1.9
Total	$11.7	$(3.6)	$18.2	$2.0
During the three and nine months ended September 30, 2013, severance expense of $0.3 million and $1.7 million, respectively, related to employees directly associated with XtremeMac and Memorex consumer electronics businesses was recorded in discontinued operations. See Note 4 - Acquisitions and Divestitures for additional information related to our discontinued operations. This expense is excluded from the table above.
2012 Global Process Improvement Restructuring Program
On October 22, 2012, the Board of Directors approved the Global Process Improvement Restructuring Program (GPI Program) related to the realignment of our business structure and the reduction of our operating expenses in excess of 25 percent over time. This program addresses product line rationalization and infrastructure, and is anticipated to include a reduction of approximately 20 percent of our global workforce. Since the inception of this program, we have recorded a total of $14.9 million of severance and related expenses, $5.1 million of inventory write-offs, $2.8 million of other charges and $0.8 million of lease termination costs. Inventory write-offs are included in cost of goods sold in our Consolidated Statements of Operations. Restructuring charges under this plan will continue to be incurred throughout the remainder of 2013.
Changes in the 2012 GPI Program accruals were as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2012	$15.4	$0.5	$1.0	$16.9
Charges	1.7	0.1	0.8	2.6
Usage and payments	(5.0)	(0.1)	(0.2)	(5.3)
Currency impacts	(0.2)	—	(0.1)	(0.3)
Accrued balance at March 31, 2013	$11.9	$0.5	$1.5	$13.9
Charges	0.9	0.5	0.5	1.9
Usage and payments	(6.5)	(0.2)	(0.4)	(7.1)
Currency impacts	0.1	(0.1)	—	—
Accrued balance at June 30, 2013	$6.4	$0.7	$1.6	$8.7
Charges	0.1	0.1	0.7	0.9
Usage and payments	(3.9)	(0.2)	(0.4)	(4.5)
Currency impacts	0.1	—	(0.1)	—
Accrued balance at September 30, 2013	$2.7	$0.6	$1.8	$5.1
We have land in Camarillo, California, related to a manufacturing facility that was previously closed and demolished as part of a prior restructuring program. This land continues to meet the criteria for held for sale accounting and, therefore, remains classified in other current assets on the Consolidated Balance Sheet as of September 30, 2013 at a book value of $0.2 million. On October 7, 2011 we entered into an agreement to sell the land for $10.5 million, contingent upon the change of certain zoning requirements for the land as well as other standard conditions. If these conditions are met, the sale is expected to close in the fourth quarter of 2013.

Note 8 — Stock-Based Compensation
Stock compensation consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Stock compensation expense	$1.9	$1.9	$5.1	$5.5
We have stock-based compensation awards consisting of stock options and restricted stock outstanding under five plans (collectively, the Stock Plans) which are described in detail in our 2012 Annual Report on Form 10-K. On May 8, 2013, at the Company's 2013 Annual Meeting of Shareholders, the Company's shareholders approved various amendments to our 2011 Stock Incentive Plan (2011 Incentive Plan) including increasing the number of shares of our common stock that may be issued pursuant to stock-based awards made under the 2011 Incentive Plan by 1,543,000 shares to a total of 6,043,000 shares. As of September 30, 2013 there were 2,082,057 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
On September 24, 2013 we granted 2.9 million stock appreciation rights (SARs) under the 2011 Incentive Plan to certain employees associated with our Nexsan and Mobile Security operations. These awards expire in five years and only vest when both of the market and performance conditions specified by the terms of the SARs are met. For the market conditions, based on the terms of the awards, 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $10 per share or more by December 31, 2016 and the remaining 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $15 per share or more by December 31, 2016. Additionally, for the performance condition, as a condition necessary for vesting, the net revenue of Nexsan or Mobile Security (depending on the award) must reach certain specified stretch targets by December 31, 2016. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to $4.03. As of September 30, 2013 we have not recorded any compensation expense associated with these SARs based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2012	5,818,472	$16.57
Granted	1,034,406	3.85
Exercised	—	—
Canceled	(1,001,382)	25.67
Forfeited	(382,493)	7.22
Outstanding September 30, 2013	5,469,003	$13.14
Exercisable as of September 30, 2013	3,411,153	$17.65
The outstanding options are non-qualified and generally have a term of ten years. The weighted average grant date fair value of options that were granted for the nine months ended September 30, 2013 was $1.61 per award. The following table summarizes our weighted average assumptions used in the valuation of options:

2013
Volatility	42.8%
Risk-free interest rate	1.1%
Expected life (months)	72
Dividend yield	—
As of September 30, 2013, there was $3.7 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.6 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2012	1,025,804	$7.12
Granted	837,443	3.75
Vested	(511,796)	7.22
Forfeited	(80,203)	7.25
Nonvested as of September 30, 2013	1,271,248	$4.86
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period.
As of September 30, 2013, there was $4.4 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.5 years.

Note 9 — Retirement Plans

Pension Plans
During the three and nine months ended September 30, 2013 we contributed $0.3 million and $1.0 million, respectively, to our worldwide pension plans. We presently anticipate contributing $0.0 million to $2.0 million to fund our worldwide pension plans during the remainder of 2013.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments for the nine months ended September 30, 2013 have exceeded our expected 2013 service and interest costs. As a result, a partial settlement event occurred during the three and nine months ended September 30, 2013 and we recognized a settlement loss of $0.2 million and $1.7 million, respectively. A settlement loss of $0.5 million and $2.0 million was also recognized for the three and nine months ended September 30, 2012. These settlement losses are included in restructuring and other in our Condensed Consolidated Statements of Operations. Additionally, in connection with the settlement and as required by pension accounting, we remeasured the funded status of our U.S. defined benefit plan as of September 30, 2013 and have adjusted the funded status on our Condensed Consolidated Balance Sheets as of September 30 2013, accordingly.
We have a defined benefit pension plan located in the United Kingdom (UK Plan) for former employees with no current employees in the plan. On September 17, 2013 we settled our UK Plan by way of a transaction with Pension Insurance Corporation (PIC) whereby PIC fully assumed the projected benefit obligation and underlying plan assets. The net balance assumed by PIC represents an asset balance of $6.4 million and no cash consideration took place between Imation and PIC associated with this transaction. As a result of this transaction, we removed this net asset and related unrecognized net actuarial loss in other comprehensive loss and recorded a loss of $10.6 million in restructuring and other in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2013. Additionally, the settlement of the UK Plan resulted in the removal of a deferred tax liability related to the plan resulting in a $2.3 million credit to income tax expense for the three and nine months ended September 30, 2013. See Note 10 - Income Taxes for further discussion of the impact on the income tax rate. It is a standard practice in the United Kingdom (UK) for a review process by the UK government, entailing a review of the plan obligations and participant data, to occur upon a transaction such as this one involving a transfer of a pension plan. We expect that this government review will be completed within the next twelve months. Upon the conclusion of this regulatory review, we will record a true-up, if necessary, in the period in which it occurs.
Components of net periodic pension cost included the following:

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$0.1	$0.1	$—	$—	$0.3	$0.3
Interest cost	0.9	0.8	—	—	2.4	2.4	—	—
Expected return on plan assets	(1.2)	(1.4)	—	—	(3.7)	(4.3)	—	—
Amortization of net actuarial loss	0.4	0.4	0.1	0.1	1.3	1.0	0.3	0.3
Net periodic pension cost (credit)	$0.1	$(0.2)	$0.2	$0.2	$—	$(0.9)	$0.6	$0.6
Settlement	0.2	0.5	10.6	—	1.7	2.0	10.6	—
Total pension cost	$0.3	$0.3	$10.8	$0.2	$1.7	$1.1	$11.2	$0.6

Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax ordinary income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three and nine months ended September 30, 2013 we recorded income tax benefit of $2.0 million and $0.5 million, respectively. For the three months ended September 30, 2012, we recorded no income tax expense. For the nine months ended September 30, 2012, we recorded income tax expense of $1.5 million. The increase in tax benefit for the three and nine months ended September 30, 2013 was driven by a discrete tax benefit of $2.3 million resulting from the removal of a deferred tax liability related to the settlement of our UK pension plan, changes in withholding tax expense and the mix of taxable income (loss) by country. See Note 9 - Retirement Plans for further information on the settlement of our UK pension plan. The effective income tax rate for the three and nine months ended September 30, 2013 differs from the U.S. federal statutory rate of

35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented within the other liabilities line on our Condensed Consolidated Balance Sheets and which includes interest and penalties, was $4.6 million and $4.7 million as of September 30, 2013 and December 31, 2012, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect upon the unrecognized tax benefits at this time.
Note 11 — Debt
Our Credit Agreement entered into in 2006 and its amendments (the Credit Agreement) are described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, our borrowing capacity under this arrangement, after consideration of amounts outstanding, was $71.7 million, consisting of $59.5 million in the United States and $12.2 million in Europe.
As of September 30, 2013, we had $20.0 million of borrowings outstanding under the Credit Agreement, all of which was borrowed in the United States and bears an interest rate of 2.2 percent. We are in compliance with all covenant requirements as of September 30, 2013.
On July 16, 2013, we entered into an additional credit agreement for a revolving credit facility with a lender in Japan with Imation Corporation Japan as the borrower and Imation Corp. as the guarantor. We intend to use the credit facility for general operating purposes. The credit agreement is a three year asset-based revolving credit facility with a borrowing base consistent with our existing Credit Agreement that allows for the borrowing of amounts up to 2.0 billion Japanese Yen, or approximately $20.0 million. Borrowings under the credit facility will bear interest at an interest rate equal to the base rate based on LIBOR or TIBOR plus the applicable margins provided for in the credit agreement. The credit agreement contains financial covenants applicable to Imation Corporation Japan including a fixed charge coverage ratio requirement. As of September 30, 2013, our borrowing capacity under this arrangement was $10.1 million and we did not have any borrowings outstanding under this credit facility. We are in compliance with all covenant requirements as of September 30, 2013.
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

	September 30, 2013			December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets
Foreign currency option contracts	$—	$3.9	$—	$—	$5.5	$—
Foreign currency forward contracts	—	0.1	—	—	—	—
Derivative liabilities
Foreign currency option contracts	—	(1.2)	—	—	(1.2)	—
Foreign currency forward contracts	—	—	—	—	(0.1)	—
Total	$—	$2.8	$—	$—	$4.2	$—
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
For the three months ended September 30, 2013 and 2012, we recorded foreign currency losses of $0.6 million and $0.1 million, respectively, in other expense (income) in the Condensed Consolidated Statements of Operations. These losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $0.2 million and losses of $0.1 million from the related foreign currency forward contracts for the three months ended September 30, 2013 and 2012, respectively.
For the nine months ended September 30, 2013 and 2012, there were no foreign currency gains (losses) and losses of $1.8 million, respectively, in other expense (income) in the Condensed Consolidated Statements of Operations. These gains and losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $1.3 million and losses of $0.2 million from the related foreign currency forward contracts for the nine months ended September 30, 2013 and 2012, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Financial Statements were as follows:

	September 30, 2013			December 31, 2012
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$117.5	$4.0	$(1.2)	$248.6	$5.5	$(1.3)
Other hedges not receiving hedge accounting	73.1	—	—	46.5	—	—
Total	$190.6	$4.0	$(1.2)	$295.1	$5.5	$(1.3)
On September 30, 2013, we entered into certain hedges not receiving hedge accounting treatment and the estimated fair value of these hedges was immaterial as of September 30, 2013.

Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. For the nine months ended September 30, 2013, we have repurchased 0.6 million shares of common stock for $2.5 million. Since the authorization of this program, we have repurchased 1.8 million shares of common stock for $9.0 million, and as of September 30, 2013 we had remaining authorization to repurchase up to 3.2 million additional shares. The treasury stock held as of September 30, 2013 was acquired at an average price of $23.31 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2012	1,563,321
Purchases	616,581
Exercise of stock options	—
Restricted stock grants and other	(656,413)
401(k) matching contribution	(378,511)
Balance as of September 30, 2013	1,144,978
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2012	$2.7	$(27.8)	$(49.1)	$(74.2)
Other comprehensive (loss) income before reclassifications, net of tax [1]	4.1	5.4	(5.6)	3.9
Amounts reclassified from accumulated other comprehensive loss, net of tax	(5.2)	4.4	—	(0.8)
Net current-period other comprehensive income (loss)	(1.1)	9.8	(5.6)	3.1
Balance as of September 30, 2013	$1.6	$(18.0)	$(54.7)	$(71.1)
1Income tax benefit of $0.2 million was recorded for unrealized losses on derivative financial instruments for the three months ended September 30, 2013 and income tax expense of $2.6 million was recorded for unrealized gains on derivative financial instruments for the nine months ended September 30, 2013, respectively.
Details of amounts reclassified from Accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013 are as follows:

(In millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented

(Gains) Losses on cash flow hedges	$(8.4)	Cost of goods sold
	3.2	Income tax provision
	(5.2)	Net of tax
Amortization of net actuarial loss	1.4	Selling, general and administrative
Pension settlement loss	3.0	Restructuring and other
	—	Income tax benefit
	4.4	Net of tax
Total reclassifications for the period	$(0.8)

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
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX media. Storage and security solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
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
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for any periods presented. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand will be retained. See Note 4 - Acquisitions and Divestitures for further information.
Net revenue and operating income (loss) by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net Revenue
Consumer Storage and Accessories
Consumer storage media	$97.3	$133.5	$318.8	$437.3
Audio and accessories	11.0	8.7	28.2	27.5
Total Consumer Storage and Accessories	108.3	142.2	347.0	464.8
Tiered Storage and Security Solutions
Commercial storage media	54.3	72.9	183.0	234.2
Storage and security solutions	29.3	12.3	98.0	40.9
Total Tiered Storage and Security Solutions	83.6	85.2	281.0	275.1
Total Net Revenue	$191.9	$227.4	$628.0	$739.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Operating Income (Loss)
Consumer Storage and Accessories	$3.3	$12.9	$30.0	$45.5
Tiered Storage and Security Solutions	(8.2)	(6.6)	(14.1)	(19.1)
Total segment operating income	(4.9)	6.3	15.9	26.4
Corporate and unallocated	(21.6)	(10.0)	(57.1)	(43.2)
Total operating loss	(26.5)	(3.7)	(41.2)	(16.8)
Interest income	(0.1)	(0.1)	(0.1)	(0.4)
Interest expense	0.7	0.6	2.0	2.4
Other, net	1.1	(0.4)	1.0	2.2
Loss from continuing operations before income taxes	$(28.2)	$(3.8)	$(44.1)	$(21.0)

Note 15 — Litigation, Commitments and Contingencies
Litigation

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of September 30, 2013, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe one or more of those patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms in Japan where the sale of Blu-ray discs is more material. Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. Imation has notified its manufacturers of indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other associated patent holders.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we released our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continue to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy due to a recent Italian Court ruling that is explained below. As of March 31, 2013 and December 31, 2012, we had accrued liabilities of $29.1 million and $27.7 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
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
During the second quarter of 2013, an Italian court rendered a decision associated with a copyright levy matter to which Imation was not a party. This decision (i) confirmed and provided further specificity to the October 21, 2010 ruling of the ECJ that levies should not be paid on commercial channel sales and (ii) evaluated, via audit, the plaintiff's documentation and evidence for distinguishing between levies paid on commercial and consumer channel sales. Based on the ruling of this Italian court, in combination with other applicable levy and law-making activities within the EU, including Italy, we believe there is sufficient evidence that we may offset with the Italian collecting society the estimated $39 million we have overpaid for copyright levies in Italy (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to the Italian collecting society for unpaid levies on consumer channel sales. As such, our liability for Italian copyright levies in the amount of $13.6 million (existing at the time of the of the second quarter 2013 Italian court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the three months ended June 30, 2013. We did not record a receivable for the remaining estimated $25.4 million that we believe is owed to us by the Italian collection society for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount will be realized as a reduction to cost of sales upon the incurrence of (and for the same amount of) valid levies for consumer channel sales. Our annual expense for copyright levies in Italy was $5.1 million and $7.4 million for the years ended December 31, 2012 and 2011, respectively.
The Italian court required sufficient documentation and evidence to support the determination of levies between those paid on commercial versus consumer channel sales. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $39 million to the Italian collection society of levies on commercial channel sales and that we have incurred (but not paid) $13.6 million of levies on consumer channel sales in Italy. However, such amounts could be subject to challenge in court and there is no certainty that our estimates would be upheld and supported. Additionally, due to the expected continued decline in our sales associated with optical media products, we cannot be assured that we will ever be able to fully realize the estimated amounts owed to us by the Italian collection society through offsetting such amounts against levies incurred on future consumer channel sales or other measures.
At September 30, 2013, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We also have an estimated $18.8 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy that we continue to carry on our books.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are also subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Imation is a global data storage and data security company. Our products and solutions help organizations and individuals store, manage and protect their digital content. Imation’s storage and security portfolio includes Nexsan high-density, archive and solid-state optimized unified hybrid storage solutions; IronKey mobile security solutions that address the needs of professionals for secure data transport and mobile workspaces; and consumer storage solutions, audio products and accessories sold under the Imation, Memorex and TDK Life on Record brands. Imation reaches customers in more than 100 countries through a powerful global distribution network operating through two business segments, Tiered Storage and Security Solutions (TSS) and Consumer Storage and Accessories (CSA). As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.

Executive Summary

Consolidated Results of Operations for the Three Months Ended September 30, 2013

•	Net revenue from continuing operations of $191.9 million for the three months ended September 30, 2013 was down 15.6 percent compared with $227.4 million in the same period last year.

•
Operating loss from continuing operations was $26.5 million for the three months ended September 30, 2013, compared with an operating loss of $3.7 million in the same period last year. Operating loss for the three months ended September 30, 2013 included a $10.6 million loss related to the settlement of our UK pension plan (See Note 9 - Retirement Plans in the Notes to Condensed Consolidated Financial Statements for further information on the pension plan settlement).

•	Diluted loss per share from continuing operations was $0.65 for the three months ended September 30, 2013 compared with a diluted loss per share of $0.10 for the same period last year.
Consolidated Results of Operations for the Nine Months Ended September 30, 2013

•	Net revenue from continuing operations of $628.0 million for the nine months ended September 30, 2013 was down 15.1 percent compared with $739.9 million in the same period last year.

•
Operating loss from continuing operations was $41.2 million for the nine months ended September 30, 2013 compared with an operating loss of $16.8 million in the same period last year. Operating loss for the nine months ended September 30, 2013 included a $10.6 million loss related to the settlement of our UK pension plan as discussed above and the reversal of an accrual of $13.6 million for copyright levies as a result of an Italian court ruling (See Note 15 - Litigation, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for more information on the levy reversal).

•	Diluted loss per share from continuing operations was $1.08 for the nine months ended September 30, 2013 compared with a diluted loss per share of $0.60 for the same period last year.
Cash Flow/Financial Condition for the Nine Months Ended September 30, 2013

•	Cash and cash equivalents totaled $108.4 million as of September 30, 2013 compared with $108.7 million at December 31, 2012.

•	Cash provided by operating activities was $6.8 million for the nine months ended September 30, 2013 compared with cash used in operating activities of $22.6 million in the same period last year.
Results of Operations
During the first quarter of 2013, we announced our plans to divest our XtremeMacTM and MemorexTM consumer electronics businesses which were historically part of our CSA segment. The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations. The consumer storage business under the Memorex and TDK Life on RecordTM brands and the consumer electronics business under the TDK Life on Record brand are being retained. On October 15, 2013 we closed on the sale of the Memorex consumer electronics business. See Note 4 - Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements for further information on discontinued operations and the status of these divestitures. The following discussion relates to continuing operations unless indicated otherwise.
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Net revenue	$191.9	$227.4	(15.6)%	$628.0	$739.9	(15.1)%
Our worldwide revenue for the three and nine months ended September 30, 2013 decreased compared with the same periods last year, driven primarily by a 27.1 percent decline in our consumer storage media products in our CSA segment in both periods. Revenue in our TSS segment decreased slightly by 1.9 percent in the three months ended September 30, 2013 compared with the same period in 2012, as the increase in revenue due to the addition of Nexsan Corporation (Nexsan), which was acquired on December 31, 2012, was more than offset by lower revenues in our commercial storage media products from revenue declines in our magnetic tape products. Revenue in our TSS segment for the nine months ended September 30, 2013 increased 2.1 percent primarily from the addition of Nexsan revenue but this was partially offset by the declines in tape products as discussed above. See Segment Results for further discussion of our reporting segments including the revision of our segments as of January 1, 2013.
From a product perspective for the three months ended September 30, 2013, the decrease in revenue was caused mainly by secular declines in our consumer storage media products and our commercial storage media products of $36.2 million and $18.6 million, respectively. For the nine months ended September 30, 2013, the decrease in revenue included declines in our consumer storage media products and our commercial storage media products of $118.5 million and $51.2 million, respectively. These decreases were partially offset by an increase in storage and security solutions products of $17.0 million and $57.1 million for the three and nine months ended September 30, 2013, respectively, primarily due to the acquisition of

Nexsan. Revenue for the three and nine months ended September 30, 2013 compared to the same periods last year was negatively impacted by foreign currency translation of four percent and three percent, respectively.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Gross profit	$36.1	$43.1	(16.2)%	$133.4	$146.3	(8.8)%
Gross margin	18.8%	19.0%		21.2%	19.8%
Gross profit decreased for the three months ended September 30, 2013 compared with the same period last year primarily due to lower overall revenue. For the three months ended September 30, 2013, gross profit in the CSA segment decreased $7.5 million and was partially offset by an increase of $0.5 million in the TSS segment. From a product perspective, lower gross profit in our consumer and commercial storage media products was partially offset by higher gross profit in storage and security solutions products driven primarily by the addition of products from the Nexsan acquisition.
Gross profit decreased for the nine months ended September 30, 2013 compared with the same period last year primarily due to lower overall revenue partially offset by the reversal of an accrual for Italian copyright levies in the second quarter of 2013. See Note 15 - Litigation, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for more information on the levy reversal. Gross profit in the CSA segment decreased $16.8 million and was partially offset by a $6.7 million increase in gross profit in the TSS segment. From a product perspective, lower gross profit in our consumer and commercial storage media products was partially offset by the levy reversal and higher gross profit in storage and security solutions products driven primarily by the addition of products from the Nexsan acquisition. Gross profit during the nine months ended September 30, 2013 included inventory write-offs of $2.8 million related to our restructuring programs, which was driven by the rationalization of certain product lines.
Gross margin decreased slightly for the three months ended September 30, 2013 compared with the same period last year. Gross margin in the CSA reporting segment decreased 0.8 points to 18.5 percent and reflects a decline in gross margin in flash and external hard disk products. Gross margin in the TSS reporting segment increased 1.0 point to 19.3 percent due to the addition of Nexsan partially offset by declines in the commercial storage media products due to softness in the tape market.
Gross margin increased for the nine months ended September 30, 2013 compared with the same period last year. Gross margin in the CSA reporting segment increased 2.0 points to 22.2 percent and gross margin in the TSS reporting segment increased 2.0 points to 21.1 percent as higher revenue and gross margin in our storage and security solutions products from the acquisition of Nexsan and the reversal of an accrual for Italian copyright levies discussed above were partially offset by lower gross margin on our consumer and commercial storage media products.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Selling, general and administrative	$46.3	$45.8	1.1%	$142.1	$145.4	(2.3)%
As a percent of revenue	24.1%	20.1%		22.6%	19.7%
SG&A expense increased for the three months ended September 30, 2013 compared with the same period last year and decreased for the nine months ended September 30, 2013 compared with the same period last year. SG&A costs were reduced by approximately $8.6 million and $30.9 million for the three and nine months ended September 30, 2013, respectively, from Imation’s cost reduction efforts and prior intangible write-offs. Incremental SG&A from the Nexsan acquisition offset these reductions for the three months ended September 30, 2013 and partially offset these reductions for the nine months ended September 30, 2013. We continue to execute our cost reduction efforts as we focus on cost reduction including reducing staffing levels in our legacy businesses and in administrative areas, but we have increased investment in priority growth initiatives for data storage solutions and data security.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Research and development	$4.6	$4.6	—%	$14.3	$15.7	(8.9)%
As a percent of revenue	2.4%	2.0%		2.3%	2.1%
R&D expense was flat for the three months ended September 30, 2013 and decreased for the nine months ended September 30, 2013 compared with the same periods last year. We continue to reduce legacy R&D and increase investments on high margin projects in TSS primarily through the Nexsan acquisition.

Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Restructuring and other	$11.7	$(3.6)	NM	$18.2	$2.0	NM
NM - Not meaningful
For the three months ended September 30, 2013 restructuring and other expense was $11.7 million, due primarily to a $10.6 million loss on the settlement of our UK pension plan (See Note 9 - Retirement Plans in the Notes to Condensed Consolidated Financial Statements for further information on the settlement of our UK pension plan). For the three months ended September 30, 2012 the $3.6 million credit in restructuring and other was driven by a $5.5 million decrease of an acquisition related contingent consideration to fair value.
For the nine months ended September 30, 2013 restructuring and other was $18.2 million and included the loss on the settlement of our UK pension plan discussed above and $3.6 million of restructuring charges. This is compared to $2.0 million for the nine months ended September 30, 2012 that included an $8.3 million decrease of the acquisition related contingent consideration as discussed above and $3.8 million of restructuring charges.
Restructuring expense in 2013 related to our 2012 Global Process Improvement Restructuring Program while 2012 restructuring expense related primarily to our 2011 Corporate Strategy Restructuring Program. See Note 7 - Restructuring and Other Expense in the Notes to Condensed Consolidated Financial Statements for further details of our restructuring and other expense.
Operating Loss

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Operating loss	$(26.5)	$(3.7)	616.2%	$(41.2)	$(16.8)	145.2%
As a percent of revenue	(13.8)%	(1.6)%		(6.6)%	(2.3)%
Operating loss increased for the three months and nine months ended September 30, 2013 compared with the same periods last year primarily due to the items discussed above.

Other (Income) and Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Interest income	$(0.1)	$(0.1)	—%	$(0.1)	$(0.4)	(75.0)%
Interest expense	0.7	0.6	16.7%	2.0	2.4	(16.7)%
Other, net expense (income)	1.1	(0.4)	NM	1.0	2.2	(54.5)%
Total	$1.7	$0.1	NM	$2.9	$4.2	(31.0)%
As a percent of revenue	0.9%	—%		0.5%	0.6%
NM - Not meaningful

Other, net expense (income) primarily includes foreign currency (gains) losses from changes in foreign exchange rates on foreign denominated assets and liabilities. Foreign currency losses of $0.6 million were recorded for the three months ended September 30, 2013 and no net foreign currency (gains) losses were recorded for the nine months ended September 30, 2013. Foreign currency losses of $0.1 million and $1.8 million were recorded for the three and nine months ended September 30, 2012, respectively. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk and, as a result, we experience some volatility in other income, especially in periods of significant foreign currency fluctuation.
Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Income tax (benefit) provision	$(2.0)	$—	NM	$(0.5)	$1.5	NM
Effective tax rate	7.1%	—%		1.1%	(7.1)%
NM - Not meaningful
For the three and nine months ended September 30, 2013 we recorded income tax benefit of $(2.0) million and $(0.5) million, respectively. For the three months ended September 30, 2012, we recorded no income tax expense. For the nine months ended September 30, 2012, we recorded income tax expense of $1.5 million. The increase in tax benefit for the nine months ended September 30, 2013 was driven by a discrete tax benefit of $2.3 million resulting from the removal of a deferred tax liability related to the settlement of our UK pension plan, changes in withholding tax expense and the mix of taxable income (loss) by country. See Note 9 - Retirement Plans in the Notes to Condensed Consolidated Financial Statements for further information on the pension plan buy-out. The effective income tax rate for the three and nine months ended September 30, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the full valuation allowance on U.S. deferred tax assets and the effects of foreign tax rate differential.

Loss from Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Loss from operations of discontinued businesses, net of income taxes	$(8.7)	$(2.5)	NM	$(17.5)	$(8.0)	NM
NM - Not meaningful
Loss from discontinued operations represents operations from our XtremeMac and Memorex consumer electronics businesses and a $5.5 million write-down of the carrying value of the XtremeMac disposal group to its estimated fair value based on the anticipated sale transaction in the three and nine months ended September 30, 2013. The increase in operating loss for the three and nine months ended September 30, 2013 compared with the same periods last year reflects the write-down of the carrying value discussed above, lower revenues and lower gross margins in these businesses in addition to severance expense of $0.3 million and $1.7 million recorded in three and nine months ended September 30, 2013, respectively. See Note 4 - Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements for more information on the status of the divestitures of these two businesses.
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
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX media. Storage and security solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
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
Information related to our segments is as follows:

Consumer Storage and Accessories

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Net revenue	$108.3	$142.2	(23.8)%	$347.0	$464.8	(25.3)%
Operating income	3.3	12.9	(74.4)%	30.0	45.5	(34.1)%
As a percent of revenue	3.0%	9.1%		8.6%	9.8%
The decrease in CSA segment revenue for the three and nine months ended September 30, 2013 compared with the same periods last year was driven primarily by a 27.1 percent revenue decline in consumer storage media products for both periods. From a product perspective, revenue declines were primarily due to the expected secular declines of $31.3 million and $98.8 million in optical media products for the three and nine months ended September 30, 2013, respectively. Partially offsetting the decrease in consumer storage media was an increase in audio and accessories products as we saw revenue increase in consumer electronic accessories and TDK consumer electronic products.
Operating income decreased for the three and nine months ended September 30, 2013 compared with the same periods last year driven primarily by lower gross profit in consumer storage media products and higher SG&A, partially offset by lower R&D. Operating income for the nine months ended September 30, 2013 also reflects the reversal of an accrual for Italian copyright levies of $13.6 million in the second quarter of 2013. We plan to continue our operating expense reduction efforts in this segment.

Tiered Storage and Security Solutions

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Net revenue	$83.6	$85.2	(1.9)%	$281.0	$275.1	2.1%
Operating loss	(8.2)	(6.6)	24.2%	(14.1)	(19.1)	(26.2)%
As a percent of revenue	(9.8)%	(7.7)%		(5.0)%	(6.9)%
TSS segment revenue was down slightly for the three months ended September 30, 2013 with a slight increase for the nine months ended September 30, 2013 compared with the same periods last year. Revenue for both periods increased from the addition of Nexsan, which was acquired on December 31, 2012. Lower revenue in our commercial storage media products, more than offset the incremental revenue from Nexsan for the three months ended September 30, 2013 and partially offset the incremental revenue from Nexsan for the nine months ended September 30, 2013. Commercial storage media product revenue decreased $18.6 million and $51.2 million for the three and nine months ended September 30, 2013, respectively.
From a product perspective, the decrease in commercial storage media product revenue was primarily composed of lower revenue from magnetic tape products of $18.0 million and $46.8 million for the three and nine months ended September 30, 2013, respectively. Magnetic tape products are in long-term secular decline, however, in the third quarter of 2013 we saw higher declines than expected. We believe we are holding our market share, but the overall market has been impacted by industry wide dynamics including competing formats as well as continuing improvements in compression and deduplication technologies. For our storage solutions products we continue to invest in our Nexsan business with hiring of sales personnel, introducing new products and promoting the brand globally, however, during the three months ended September 30, 2013 we did see some effect from the disruption in U.S. government spending. Additionally, our Nexsan business as well as other storage solution providers saw weakness in revenues due to some marketplace sluggishness in the third quarter with certain customers delaying orders. Revenue in our mobile security products showed a slight increase from the three months September 30, 2012, although they were also constrained by the disruption in U.S. government spending.
Operating loss increased for the three months ended September 30, 2013 compared with the same period last year as an increase in gross profit driven by the addition of higher margin storage and security solutions primarily due to the addition of Nexsan was more than offset by lower gross profit on commercial storage media products and higher R&D and SG&A expense. Operating loss decreased for the nine months ended September 30, 2013 compared with the same period last year as an increase in gross profit driven by the acquisition of Nexsan was only partially offset by lower gross profit on commercial storage media products and higher R&D and SG&A expense. We expect gross margins to continue increasing as the mix shifts to higher margin Nexsan and IronKey products.

Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2013	2012		2013	2012
Operating loss	$(21.6)	$(10.0)	116.0%	$(57.1)	$(43.2)	32.2%
The Corporate and Unallocated operating loss increased for the three and nine months ended September 30, 2013 compared with the same periods last year. In Corporate and Unallocated we recorded a $10.6 million loss on the buy-out of a pension plan outside the U.S. during the three months ended September 30, 2013. See Note 9 - Retirement Plans in the Notes to Condensed Consolidated Financial Statements for further information on the pension plan buy-out. This loss, as well as higher restructuring costs and other expenses, were the primary drivers of the increased operating loss in Corporate and Unallocated.

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
Changes in foreign currency translation rates negatively impacted worldwide revenue by four percent and three percent for the three and nine months ended September 30, 2013, respectively, while changes in foreign currency translation rates impacted worldwide revenue by two and one percent for the three and nine months ended September 30, 2012, respectively. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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

Financial Position
Our cash and cash equivalents balance as of September 30, 2013 was $108.4 million compared to $108.7 million as of December 31, 2012. Cash was relatively flat as cash generated from working capital reductions was offset by $16.2 million of cash paid for restructuring, $5.2 million of capital expenditures and $2.5 million spent on the purchase of treasury stock.
Our accounts receivable balance as of September 30, 2013 was $146.9 million, a decrease of $73.9 million from $220.8 million as of December 31, 2012 as a result of lower sales during the period. Days sales outstanding was 61 days as of September 30, 2013, up 2 days from December 31, 2012. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of September 30, 2013 was $113.9 million, a decrease of $52.1 million from $166.0 million as of December 31, 2012. Days of inventory supply was 66 days as of September 30, 2013, down 23 days from December 31, 2012. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The declines in inventory and days of inventory supply were primarily due to our overall focus on reducing inventory levels but particularly in our consumer electronics and accessories inventory as well as the reclassification of inventory to assets held for sale related to our divestitures of XtremeMac and Memorex consumer electronics businesses which hold higher than average inventory balances. Additionally, we focused on improving our days of inventory supply in our core CSA businesses.

Our accounts payable balance as of September 30, 2013 was $103.8 million, a decrease of $58.9 million from $162.7 million as of December 31, 2012. The decrease in accounts payable is primarily due to reduced purchases related to the expected secular decline in our business as discussed earlier.

Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2013	2012
Net loss	$(61.1)	$(30.5)
Adjustments to reconcile net loss to net cash provided by operating activities	33.2	29.1
Changes in operating assets and liabilities	34.7	(21.2)
Net cash provided by (used in) operating activities	$6.8	$(22.6)
Cash flows from operating activities can fluctuate significantly from period to period as many items can impact cash flows. Cash provided by operating activities was $6.8 million for the nine months ended September 30, 2013 reflecting changes in working capital and included restructuring payments of $16.2 million.
Cash used in operating activities was $22.6 million for the nine months ended September 30, 2012 and included litigation settlement payments of $18.5 million, restructuring payments of $7.3 million and pension funding of $4.3 million.
Cash Flows Provided by (Used in) Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2013	2012
Capital expenditures	$(5.2)	$(8.4)
Proceeds from purchase price adjustment	1.6	—
Proceeds from sale of assets	0.4	1.4
Proceeds from investments	—	0.9
Net cash used in investing activities	$(3.2)	$(6.1)
Cash used in investing activities for the nine months ended September 30, 2013 included capital expenditures of $5.2 million partially offset by $1.6 million received as a result of a working capital adjustment to the Nexsan purchase price and proceeds from the sale of assets held for sale. See Note 4 - Acquisitions and Divestitures to the Condensed Consolidated Financial Statements for further information regarding our acquisitions.
Cash used in investing activities for the nine months ended September 30, 2012 included capital expenditures of $8.4 million, partially offset by proceeds of $1.4 million from the sale of fixed assets held for sale as a result of the closure of our Weatherford facility in April 2011 and proceeds of $0.9 million from the recovery of an investment which had no book value.
Cash Flows Used in Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2013	2012
Purchase of treasury stock	$(2.5)	$(4.9)
Contingent consideration payments	(0.5)	(1.2)
Debt issue costs	(0.4)	(2.4)
Net cash used in financing activities	$(3.4)	$(8.5)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, which replaced our previous authorization. For the nine months ended September 30, 2013, we have repurchased 0.6 million shares of common stock for $2.5 million. Since the authorization of this program, we have repurchased 1.8 million shares of common stock for $9.0 million, and as of September 30, 2013 we had remaining authorization to repurchase up to 3.2 million additional shares.
Our Credit Agreement entered into in 2006 and its amendments (the Credit Agreement) are described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, our borrowing capacity under this arrangement, after consideration of amounts outstanding, was $71.7 million, consisting of $59.5 million in the United States and $12.2 million in Europe.
As of September 30, 2013, we had $20.0 million of borrowings outstanding under the Credit Agreement, all of which was borrowed in the United States and bears an interest rate of 2.2 percent. We are in compliance with all covenant requirements as of September 30, 2013.
On July 16, 2013, we entered into an additional credit agreement for a revolving credit facility with a lender in Japan with Imation Corporation Japan as the borrower and Imation Corp. as the guarantor. We intend to use the credit facility for general operating purposes. The credit agreement is a three year asset-based revolving credit facility with a borrowing base consistent with our existing Credit Agreement that allows for the borrowing of amounts up to 2.0 billion Japanese Yen, or approximately $20.0 million. Borrowings under the credit facility will bear interest at an interest rate equal to the base rate based on LIBOR or TIBOR plus the applicable margins provided for in the credit agreement. The credit agreement contains financial covenants applicable to Imation Corporation Japan including a fixed charge coverage ratio requirement. As of September 30, 2013, our borrowing capacity under this arrangement was $10.1 million and we did not have any borrowings outstanding under this credit facility.
Our liquidity needs for the remaining three months of 2013 include the following: up to $20 million to repay borrowings under our credit facility, payments related to our previously announced restructuring programs of $5 million to $10 million, capital expenditures of $1.5 million to $2.5 million, operating lease payments of approximately $2 million, pension funding of $0 million to $2 million, any amounts associated with strategic acquisitions, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of September 30, 2013, there have been no material changes to our contractual obligations as of December 31, 2012 as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

Fair Value Measurements
See Note 12 - Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.

Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There were no significant changes to these accounting policies for the first nine months of 2013.

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
As of September 30, 2013 we had $190.6 million notional amount of foreign currency forward and option contracts of which $73.1 million hedged recorded balance sheet exposures. This compares to $295.1 million notional amount of foreign currency forward and option contracts as of December 31, 2012, of which $46.5 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2013 by $1.2 million.

Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2013, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended September 30, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of September 30, 2013, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe one or more of those patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms in Japan where the sale of Blu-ray discs is more material. Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. Imation has notified its manufacturers of indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other associated patent holders.
Item 1A. Risk Factors.
There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
July 1, 2013 - July 31, 2013	1,278	$4.37	—	3,147,258
August 1, 2013 - August 31, 2013	2,292	4.61	—	3,147,258
September 1, 2013 - September 30, 2013	—	—	—	3,147,258
Total	3,570	$4.52	—	3,147,258
(a) The purchases in this column were shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column related to shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) On May 3, 2012, the Company announced that on May 2, 2012 its Board of Directors authorized a share repurchase program of 5 million shares of common stock. The authorization has no expiration date. The Company's previous authorization, which had 1.2 million shares remaining for purchase, was canceled with the new authorization.

Item 3. Defaults Upon Senior Securities.
 Not Applicable

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information.
 On November 7, 2013, the Board of Directors approved an amendment to Imation Corp.’s (the “Corporation”) Bylaws, effective November 7, 2013, to add a new Article XV to provide that, unless the Corporation consents in writing to the selection of an alternative forum, the state and federal courts of Delaware (the Corporation's state of incorporation) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation or any director or officer or other employee of the Corporation arising pursuant to any provision of the Delaware General Corporation Law or the Corporation’s Certificate of Incorporation or Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against the Corporation or any director or officer or other employee of the Corporation governed by the internal affairs doctrine.
The changes described above are qualified in their entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 6. Exhibits.
 The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Imation Corp., effective November 7, 2013.
10.1
Fifth Amendment, dated as of August 27, 2013 to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	November 8, 2013	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Imation Corp., effective November 7, 2013.
10.1
Fifth Amendment, dated as of August 27, 2013 to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.