Form 10-K
period 2013-12-31
IMATION CORP
filed 2014-03-13
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
Form 10-K
________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $4.23 as reported on the New York Stock Exchange on June 28, 2013, was $159.4 million.
The number of shares outstanding of the registrant’s common stock on March 6, 2014 was 41,993,542
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of registrant’s Proxy Statement for registrant’s 2014 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	Business.
General
Imation Corp., a Delaware corporation, is a global data storage and data security company. Our products and solutions help organizations and individuals store, manage and protect their digital content. Imation’s storage and security portfolio includes Nexsan™ high-density, archive and solid-state optimized unified hybrid storage solutions; IronKey™ mobile security solutions that address the needs of professionals for secure data transport and mobile workspaces; and consumer storage solutions, audio products and accessories sold under the Imation™, Memorex™ and TDK Life on Record™ brands. Imation reaches customers in more than 100 countries through our global distribution network. As used herein, the terms “Imation,” “the Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries and consolidated entities unless the context indicates otherwise.
Imation Corp. was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. Subsequent to the spin-off we divested all of our non-data storage businesses and focused on data storage media, primarily as a manufacturer of magnetic tape products under the Imation brand, sold to commercial end users through multiple distribution channels. We then expanded our business into other removable data storage media such as optical media, flash and solid state drives, removable and external hard disk drives and consumer electronics, including audio and video products with business acquisitions in 2006 and 2007 that included our Memorex and TDK Life on Record brands. Also in 2007 and in 2008, we acquired certain assets resulting in our Memorex consumer electronics business and XtremeMac™ business. Both of these businesses have recently been divested as a part of our strategic transformation discussed below.
In February 2011 we announced our transformation strategy, which included improving gross margins, exiting low margin products and introducing new products in secure and scalable storage markets and creating a global leadership position in high-security data storage and device management. In 2011, we purchased the secure data storage hardware business of IronKey Systems, Inc. (IronKey) and the portable security solutions and technologies of MXI Security (MXI) from Memory Experts International, Inc.
On December 31, 2012, we acquired Nexsan Corporation (Nexsan), a provider of disk-based storage systems. The acquisition included the Nexsan technology platform and portfolio of disk-based and hybrid disk-and-solid-state storage systems. This acquisition was a step toward our strategy of investing in growth platforms in data storage and data security solutions and was intended to significantly accelerate our long-term growth in the small and medium-sized business and distributed enterprise storage markets.
Today, our global brand portfolio includes the Imation brand, the Memorex brand, the IronKey brand and the Nexsan brand. Imation is also the exclusive licensee of the TDK Life on Record brand, one of the world’s leading recording media brands.
During the fourth quarter of 2012, we announced the acceleration of our strategic transformation, including the realignment of our global business into two new business units, a cost reduction program and our increased focus on data storage and data security including exploring strategic options for our consumer electronics brands and businesses. As our traditional media businesses were declining, we determined that we needed to accelerate our business transformation. During the first quarter of 2013 we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The divestiture of our Memorex consumer electronics business occurred on October 15, 2013 and the divestiture of our XtremeMac business occurred on January 31, 2014. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for further information on these divestitures. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand are being retained.
The realignment of our global business into two new business units better aligns the Company with our key consumer and commercial channels. The two business units consist of Consumer Storage and Accessories (CSA), which focuses mainly on retail channels; and Tiered Storage and Security Solutions (TSS), which focuses on small and medium business, enterprise and government customers. See further discussion of our new business segments below.
In October 2012, the Board of Directors approved our Global Process Improvement Restructuring Program (GPI Program) in order to realign our business structure and reduce operating expenses in excess of 25 percent over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. As of December 31, 2013 we have reduced operating expenses by approximately 30 percent, not considering the incremental operating expense from the acquisition of Nexsan, and we have reduced our global workforce by over 20 percent under the GPI Program.
See Note 7 - Restructuring and Other Expense in our Notes to Consolidated Financial Statements for more information on the GPI Program.
Our Products
We have four major product categories: Consumer storage media and Audio and accessories in our CSA business unit and Storage and security solutions and Commercial storage media in our TSS business unit.
Consumer Storage Media
Our consumer storage media includes optical products, USB flash drives, flash cards and external hard disk drives. Our optical products consist of DVDs, CDs and Blu-ray™ recordable media. We have the leading global market share for recordable optical media; however, the overall market for CDs and DVDs is declining as digital streaming, hard disk and flash media replace optical media in some applications such as music and video recording. Our recordable optical media products are sold through a variety of retail and commercial distribution channels and sourced from manufacturers in Taiwan and India. Optical storage capacities range from 700 megabyte (MB) CD-R (recordable) and CD-RW (rewritable) optical discs to 8.5 GB dual layer DVD optical discs and Blu-ray discs with 25 GB to 100 GB of capacity. Our optical media is sold throughout the world under brands we own or control, including Imation, Memorex and TDK Life on Record. We also sell standard USB flash drives, flash cards and external hard disk drives throughout the world under our Imation, Memorex and TDK Life on Record brands. We source these products from manufacturers primarily in Asia and sell them through a variety of retail and commercial distribution channels around the world. USB flash drives have capacities ranging from 2 GB up to 128 GB and capacities continue to increase as new products are introduced. External hard disk drives have capacities ranging from 500 GB to 2 TB.
Audio and Accessories
Our audio and accessories products include headphones and speakers sold under the TDK Life on Record brand. The portfolio continues to evolve as we focus on higher-margin, differentiated accessories products and respond to customer demand. We design products to meet user needs and source these products from manufacturers throughout Asia.
Storage and Security Solutions
Our storage systems portfolio ranges from high volume, dense storage products to innovative unified hybrid storage solutions. This includes Nexsan E-Series™ disk arrays with industry-leading storage density, reliability and power management targeting the block-based storage market; the NST® line of hybrid storage combining solid state technology with spinning disk to offer high performance and capacity and the Assureon® secure archive systems for data offload, compliance and secure cloud deployments. This robust product family addresses the most important parts of the data storage market and is delivered globally.
The mobile security family delivers innovative secure data solutions for corporate employees who need to protect information on the go and targets organizations that require highly secure solutions in a Bring Your Own Device (BYOD) environment. Products and services include secure storage products, software and portable workspace solutions such as USB flash drives and external hard drives. These drives are designed to meet the most stringent security standards that protect data at rest with the U.S. Government Federal Information Processing Standard (FIPS) validation, which includes strong encryption protection with password and biometric authentication. Flash media products with security features provide margins significantly higher than traditional flash media without data security. We consolidated the brands for these products under the IronKey name.
Commercial Storage Media
Our magnetic tape media products are used for business and operational continuity planning, disaster recovery, data back-up, near-line data storage and retrieval and for cost-effective mass and archival storage. Capacity of our tape products ranges from less than 10 GB up to 6.25 TB per cartridge. The market for magnetic tape products has been in decline, but we continue to enjoy a leading market share in this core data storage market. We have a significant portfolio of intellectual property, a solid industry reputation and strong relationships with key original equipment manufacturers (OEMs). Some of our legacy tape formats are proprietary or semi-proprietary and have higher gross profit margins than non-proprietary products. Our magnetic tape products are sold throughout the world under various brands. Our portfolio also includes Imation RDX® removable hard disk drives, which are high-capacity, rugged and removable 2.5-inch hard disk drive cartridges with 320 gigabyte (GB) to 1.5 terabyte (TB) capacities. Our storage appliances incorporate RDX technology and we provide RDX removable hard disk drives, single dock systems and multi-bay RDX storage libraries.
Our Brands
The Imation brand has been at the forefront of data storage and digital technology for many years. Imation brand products include magnetic tape media, recordable CDs, DVDs and Blu-ray discs, flash products and hard disk drives. The Imation brand includes RDX Removable hard disk storage systems. Imation brand products are sold throughout the world and target the commercial user and individual consumer.
The Memorex brand was acquired by Imation in 2006. Memorex branded products include recordable CDs, DVDs and Blu-ray discs, optical drives and optical storage accessories. Memorex brand products are sold primarily in North America. We previously sold consumer electronics products under the Memorex brand until October 15, 2013 when we divested our Memorex consumer electronics business.
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
The IronKey brand was purchased in 2012 for its secure storage management software and service, as well as the IronKey brand for secure storage products. In 2012, we consolidated our mobile security portfolio around the IronKey brand. IronKey products include hardware encrypted USB drives, PC on a Stick™ IronKey Workspaces for Microsoft® Windows To Go® and cloud-based or on-premise centralized secure device management solutions. These products are sold through security-focused value-added resellers (VARs) around the world.
The Nexsan brand was acquired by Imation in 2012. Nexsan brand products include E-Series disk arrays, NST line of hybrid storage and Assureon secure archive systems. Nexsan storage solutions are ideal for a broad range of applications including Virtual Machine storage, cloud storage, database, surveillance, bulk storage, backup and recovery, disaster recovery and archive. The Nexsan products are sold to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network VARs.
Business Segments
In the first quarter of 2013, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our new reporting segments are generally aligned with our key consumer and commercial channels. Historical segment results have been reclassified to reflect current reporting segments.
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories and two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. See Note 14 - Business Segment Information and Geographic Data in our Notes to Consolidated Financial Statements for further information regarding our business segments and further discussion of our products above.
The table below describes our revenue by product category:

	Years Ended December 31,
	2013		2012		2011
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(Dollars in millions)
Consumer Storage and Accessories
Consumer storage media	$435.7	50.6%	$594.3	59.0%	$740.2	63.4%
Audio and accessories	42.6	4.9%	41.0	4.1%	35.0	3.0%
Total Consumer Storage and Accessories	478.3	55.6%	635.3	63.1%	775.2	66.4%
Tiered Storage and Security Solutions
Commercial storage media	251.0	29.2%	311.6	31.0%	378.8	32.5%
Storage and security solutions	131.5	15.3%	59.8	5.9%	12.6	1.1%
Total Tiered Storage and Security Solutions	382.5	44.4%	371.4	36.9%	391.4	33.6%
Total Net Revenue	$860.8		$1,006.7		$1,166.6
Geographic Regions
Each of our two reporting segments serves its customers in all geographic regions worldwide. The United States represents the largest current market for our products. It has a great variety and sophistication of distribution channels including VARs, OEMs and retail outlets. In Europe, Western Europe exhibits traits similar to North America in terms of overall breadth of product offerings, high penetration of end user markets and breadth of sophistication of distribution channels. Emerging markets in Eastern Europe represent potential growth markets for our products as Information Technology (IT) end user and consumer markets grow. In North Asia, we serve Japan, China, Hong Kong, Korea and Taiwan. Japan is the single largest market in North Asia. We also serve Australia, Singapore, India, the Middle East and parts of Africa. Markets in these countries as well as Japan are generally similar to North America and Western Europe in terms of overall penetration of IT into the market, though their distribution channels are less developed than those of other regions.
Customers, Marketing and Distribution
Our products are sold to businesses and individual consumers. No one customer accounted for 10 percent or more of our revenue in 2013, 2012 or 2011.
Our products are sold through a combination of distributors, wholesalers, VARs, OEMs and retail outlets. Worldwide, approximately 66 percent of our 2013 revenue came from distributors and VARs, 30 percent came from the retail channel and 4 percent came from OEMs. We maintain a company sales force and a network of distributors and VARs to generate sales of our products around the world.
Market and Competition
The global market for our products is highly competitive and characterized by continuing changes in technology, frequent new product introductions and performance improvements, diverse distribution channels, aggressive marketing and pricing practices and ongoing variable price erosion. Competition is based on a multitude of factors, including product design, brand strength, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, product cost, media capacity, access speed and performance, durability, reliability, scalability, intellectual property, compatibility and global product support capability.
Our primary competitors in recordable optical media include Maxell, JVC, Sony and Verbatim brands. Our primary competitors in magnetic tape media include Fuji, Sony, Maxell and HP brands. These companies generally compete with us in all our regional business segments. While the parent companies that own these brands compete in the removable data storage media market, they generally do not report financial results for these business lines on a stand-alone basis. Therefore, it is difficult for us to estimate our relative market share. However, we use a variety of industry sources to estimate market size and share and we estimate we held a leading market share in 2013 in optical and magnetic products with more than one-third of those markets. Our primary competitors for our Nexsan products include mid-range storage systems and products from Dell, EMC, NetApp and Nimble as well as a number of smaller, privately-held storage system companies. Our primary competitors in mobile security products include Kingston, Spyrus, Apricorn and Rocstor. In standard flash media our primary competitors include Kingston,

SanDisk, Lexar and PNY. Our primary competitors in standard external and removable hard drives are Western Digital and Seagate.
The magnetic tape industry has consistently addressed the growth in demand for storage capacity with higher capacity cartridges resulting in a lower cost per gigabyte which results in a decline in actual number of units of media shipped. These non-proprietary formats experience greater price competition than proprietary formats with lower gross margins. In addition, lower cost disk and storage optimization strategies such as virtual tape and de-duplication remain a factor in certain sectors of the market. As a result, we expect our tape revenue to continue to decline.
Nexsan storage system products operate in a large and competitive data storage market. Demand for data storage capacity is expected to grow and flexible customer solutions are required that include data security and protection, performance and scalability. We believe we have a diverse and competitive portfolio of products that addresses a wide range of customer needs in this market.
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
Audio and accessories products are sold based on a variety of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price. Our competitors in the audio and accessories products market consist of numerous manufacturers and brands. The global audio and accessories products market is a very large and highly diverse market in terms of competitors, channels and products. Our current product offerings focus on a subset of this market.
Product Sourcing
We contract for the manufacturing of all products we sell and distribute from a variety of third-party providers that manufacture predominately outside the United States. We seek to differentiate our products through unique designs, product positioning, packaging, merchandising and branding.
On July 31, 2007, we acquired substantially all of the assets relating to the marketing, distribution, sales, customer service and support of removable recording media products, accessory products and ancillary products being sold under the TDK Life on Record brand name (TDK Recording Media), from TDK, including the assets or capital stock of TDK’s operating subsidiaries engaged in the TDK Recording Media business. In conjunction with our acquisition of the TDK Recording Media business we also entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement), which allowed us to purchase a limited number of Linear Tape-Open, (LTO), Tape media and Blu-ray removable recording media products and accessory products for resale under the TDK Life on Record brand name. TDK agreed to supply such products on competitive terms, and TDK agreed not to sell any such products to third parties for resale under the TDK brand name during the term of the trademark license agreements. The Supply Agreement will be terminated on March 31, 2014. The trademark license agreements will continue unless terminated by TDK no earlier than 2032 (2017 in the case of headphones and speakers) or earlier in the event of a material breach of the trademark license agreement, specific change of control events or default by Imation. TDK owned approximately 18 percent of outstanding Imation Corp. common stock on December 31, 2013.
In 2011, we signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies and we discontinued tape coating operations at our Weatherford, Oklahoma facility. Under the agreement, we collaborated on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, and consolidated tape coating operations to the TDK Group Yamanashi manufacturing facility. At the end of 2013, TDK announced its intent to cease manufacturing of magnetic tape. Imation will transition to source our product from alternate magnetic tape suppliers during 2014.
We also make purchases of finished and semi-finished products, including optical media and USB flash drives, certain finished tape and tape cartridges and consumer electronic products, primarily from Asian suppliers. For our optical media, we procure our supply primarily from three companies. If supply were disrupted from any of our primary suppliers, our business could be negatively impacted. The loss of these certain suppliers could have a material adverse impact on the business. We view the sourcing and distribution of finished goods as a critical success factor for these products. Therefore, we seek to establish and maintain strategic sourcing relationships with several key suppliers.
Research, Development and Engineering
Development and timely introduction of new products are important to our success. We maintain advanced research facilities and invest resources in researching, developing and engineering potential new products and improving existing products. Our research and development expense was $18.4 million, $20.4 million and $18.3 million for 2013, 2012 and 2011, respectively. We invest in research, development, engineering and capital equipment in order to remain competitive and successfully develop and source products that meet market requirements. Beginning in 2013 we have reduced our research and development efforts on our legacy products and are focusing on our growth areas by investment in research related to our strategic focus on data protection and management, storage hardware, removable hard drive systems, disk-based storage systems and related software.
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
During 2013, we were awarded 21 United States patents and at the end of the year held over 263 patents in the United States.
Employees
At December 31, 2013, we employed approximately 940 people worldwide, with approximately 370 employed in the United States and approximately 570 employed internationally.
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2013, we had environmental-related accruals totaling $0.2 million and we have minor remedial activities underway at one of our prior manufacturing facilities. We believe that our accruals are adequate, though there can be no assurance that the amount of expense relating to remedial actions and compliance with applicable environmental laws will not materially exceed the amounts reflected in our accruals.
International Operations
Approximately 59 percent of our total 2013 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors, VARs and relationships with OEMs throughout Europe, Asia, Latin America and Canada. We do not own any manufacturing facilities. See Note 14 - Business Segment Information and Geographic Data in our Notes to Consolidated Financial Statements for further information on our international operations.
As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Executive Officers of the Registrant

Information regarding our executive officers, as defined under Section 16 of the Securities Exchange Act of 1934 (Exchange Act), as of March 13, 2014 is set forth below:
Gregory J. Bosler, age 52, is Senior Vice President and Group President, Consumer Storage and Accessories. From October 2010 to December 2012, he was Senior Vice President of Global Business Management. From May 2010 to October 2010 he was Vice President, Americas, and from January 2009 to April 2010 he was Vice President, Americas Consumer. Prior to joining Imation in January 2009, he was with TTE Corporation, a global consumer electronics manufacturer, where he held the position of Executive Vice President, North America Business Center from August 2004 until February 2008. Prior to that, Mr. Bosler held a series of senior sales and general management positions at Thomson Inc., Pioneer Electronics (USA) and Duracell Inc.
John P. Breedlove, age 56, is Vice President, General Counsel and Corporate Secretary, a position he has held since May 2011. Prior to joining Imation, from July 1993 to May 2011, he served as Vice President of business law and various other positions at Supervalu Inc., a food wholesale and retail company and logistics provider. Prior to that role, Mr. Breedlove was an attorney with the law offices of Dorsey & Whitney, Minneapolis, and Graham & James, San Francisco.
Mark E. Lucas, age 59, is President, Chief Executive Officer and a member of our Board of Directors, positions he has held since May 2010. He was President and Chief Operating Officer from March 2009 through May 2010. Prior to joining Imation, he served as Chairman and Chief Executive Officer of Geneva Watch Group, a privately held company that is a leading designer, manufacturer and distributor of watches under both its own brand and licensed brands, from November 2005 to August 2008. Prior to that role, Mr. Lucas served as President and Chief Executive Officer of Altec Lansing Technologies, a manufacturer of consumer audio equipment from June 2001 to August 2005. Mr. Lucas was a member of the Board of Directors of Imation from April 2007 to February 2009 and served as a member of the Company's Audit and Finance Committee and Compensation Committee.
Scott J. Robinson, age 47, is Vice President, Corporate Controller and Chief Accounting Officer. He was appointed Vice President in February 2010 and was appointed Corporate Controller and Chief Accounting Officer in August 2007. He joined Imation in March 2004 and held the position of Chief Accountant until August 2007. Prior to joining Imation, he was at Deluxe Corporation, where he held the position of Assistant Corporate Controller from August 2002 to March 2004 and held the position of Director of Internal Audit from June 1999 to August 2002.
R. Ian Williams, age 43, is Vice President and Group President, Tiered Storage and Security Solutions. He joined Imation in February 2011 as Vice President for Global Marketing and Product Management. Prior to joining Imation, from 2006 to January 2011, he was the executive director of near-line enterprise storage for Seagate Technology, plc, a provider of data storage products, a leader in hard disk drives and storage solutions. From 2004 to 2006, he served as Director of RAID solutions and external storage for Adaptec Inc. From 2000 to 2004 and following Compaq's acquisition by Hewlett-Packard Company, a computer software and hardware and IT consulting and services company, Williams was Group Product Manager for Hewlett-Packard's enterprise storage, server storage and infrastructure products.
Paul R. Zeller, age 53, is Senior Vice President and Chief Financial Officer, a position he has held since May 2009. He was Vice President and Chief Financial Officer from August 2004 to May 2009. He has been with Imation since spin-off and held the position of Corporate Controller from May 1998 until August 2004. Prior to joining Imation, he held several accounting management positions with 3M Company.
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
We must make strategic decisions from time to time as to the products and technologies in which we invest and if we focus on products or technologies that do not perform in line with our strategic expectations or if market conditions change, our financial results could be adversely impacted. In February 2011 we announced our transformation strategy, which includes improving gross margins, exiting low margin products, introducing new products in secure and scalable storage, and organic and inorganic growth. In October 2012 we announced the acceleration of our transformation by reorganizing our businesses into two channel-focused business units, and increasing our focus on data storage and data security. If we are not successful in implementing these strategies or if market conditions change adversely for our chosen products or technologies, our financial results could be negatively impacted.
The future revenue growth of our business depends in part on the development and performance of our new products. We have experienced revenue declines over prior year in 2013, 2012 and 2011 of $145.9 million or 14.5 percent, $159.9 million or 13.7 percent and $135.7 million or 10.4 percent, respectively. Historically, magnetic and optical products have provided the majority of our revenues. Demand for optical media products is decreasing due to a shift in the use of data streaming and other media for storing data. The overall market has been impacted by industry wide dynamics, including competing formats as well as continuing improvements in compression and deduplication technologies. While demand for data capacity is expected to increase, removable magnetic media market size is expected to decrease in terms of revenue. If we are not successful in growing new product revenues, including revenues related to our recent acquisition of Nexsan and revenues from our portable workspace solutions, our financial results could be negatively impacted.
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
We may be dependent on third parties for new product introductions or technologies in order to introduce our own new products. We are dependent in some cases upon various third parties for the introduction and acceptance of new products, the timing of which is not entirely in our control. In addition, there can be no assurance that we will maintain existing relationships or forge new OEM relationships. There can also be no assurance that we will continue to have access to proprietary technologies through internal development and licensing arrangements with third parties, or that we will continue to have access to new competitive technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships with OEMs or obtaining rights to use competitive technologies, we may become less competitive in certain markets.
If we do not successfully implement restructuring plans and realize the benefits expected from the restructuring, our financial results will be affected. From time to time we have initiated restructuring programs related to our business strategy to, among other things, reduce operating expenses and address product line rationalization and infrastructure. We may not be able to realize the expected benefits and cost savings if we do not successfully implement these plans. If we are unable to restructure our operations successfully as needed, or on a timely basis, our expectations of future results of operations, including certain cost savings expected to result from the restructuring, may not be met. If difficulties are encountered or such cost savings are otherwise not realized, it could have a material adverse effect on our business, financial condition and results of operations.
Our international operations subject us to economic risks including risk of foreign currency fluctuations and negative or uncertain global or regional economic conditions could adversely affect our business and operating results. We conduct our business on a global basis, with approximately 59 percent of our 2013 revenue derived from operations outside of the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers'

councils. In addition, our business and financial results are affected by fluctuations in world financial markets. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Additionally, some of our suppliers pay us quarterly or annual rebates based on the amount of purchases we make from them. If negative conditions in the global credit markets prevent our customers' access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, our suppliers may face challenges in obtaining credit, in selling their products or otherwise in operating their businesses. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. A recession in any of the regions we serve might affect product demand and cause fluctuations in exchange rates. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates, including exchange rate volatility in the Euro and the Japanese Yen, may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.
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
Acquisitions may require capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies. We may experience delays in the timing and successful integration of acquired technologies and product development, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also result in our entering into a business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation, subject us to an increased risk of intellectual property and other litigation and increase our expenses. These challenges are magnified as the size of the acquisition increases, and we cannot ensure that we will realize the intended benefits of any acquisition. Acquisitions may require large one-time charges and can result in contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition or results of operations.
We may incur asset impairment charges for intangible assets and goodwill in the future. We evaluate assets on our balance sheet, including such intangible assets and goodwill, annually as of November 30th or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. If the carrying value of the reporting unit is greater than the fair value a second step is performed to calculate any impairment.
Our security products must provide appropriate levels of security to adequately store and protect our customers' data. Many of our secure storage products include software and hardware security such as user authentication, data encryption, and portable digital identities which are designed to prevent digital security breaches. Third parties may attempt to hack into our products in order to, among other things, compromise the integrity of those products or obtain confidential information. If our products do not provide adequate security and that security is compromised, we could lose existing customers, have difficulty attracting new customers, experience increases in operating expenses, become subject to litigation and loss of reputation or suffer other adverse consequences. There can be no assurance that our efforts to upgrade the security of our products or develop new products to keep pace with continuing changes in technology will be successful or that product issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of our secure storage products could have a material adverse effect on our financial results.
Changes in European law or practice related to the imposition or collectability of optical levies. Many European countries impose levies on imports of optical products and other products to compensate copyright owners for legal private copying. Imation is involved in litigation in several of those countries related to its obligation to pay levies on sales of our products to commercial channel customers. Based on current European law, we no longer pay levies on commercial channel sales. Because we have previously paid levies on such sales, we have offset certain levies payable on sales in the consumer channel with amounts previously overpaid with respect to commercial channel sales. If a court were to rule against us on this issue, we may be required to pay all, or a portion of, our unpaid levies to the collecting societies. In addition, any reduction in the current levy rates applicable to consumer channel sales could reduce our ability to offset for past overpayments on commercial channel sales.  Other changes in levy rates or structures could impact our ability to compete in certain markets or otherwise reduce our profitability.
In a volatile global economic environment, demand and seasonality may result in our inability to accurately forecast our product purchase requirements. Sales of some of our products are subject to seasonality. For example, sales have typically increased in the fourth quarter of each fiscal year, sometimes followed by significant declines in the first quarter of the following fiscal year. This seasonality makes it more difficult for us to forecast our business, especially in the volatile current global economic environment and its corresponding change in consumer confidence, which may impact typical seasonal trends. If our forecasts are inaccurate, we may lose market share due to product shortages or procure excess inventory or inappropriately increase or decrease our operating expenses, any of which could harm our business, financial condition and results of operations. This seasonality also may lead to the need for working capital investments in receivables and inventory and our need to build inventory levels in advance of our most active selling seasons. The seasonality of our products could change as a result of our acquisitions and divestitures.
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

Our results of operations include our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate and are subject to changes in tax laws and regulations, and to inspection by various tax authorities. Changes in tax guidance and related interpretations as well as inspections by tax authorities could materially impact our tax receivables and payables and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by tax authorities in multiple jurisdictions. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks will continue to exist and additional issues will arise from time to time. Our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty.
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
Significant litigation matters could result in large costs. We are subject to various pending or threatened legal actions in the ordinary course of our business, especially regarding patents related to our data storage and audio and video information products. We are often indemnified by our suppliers; litigation, however, is always subject to many uncertainties and outcomes that are not predictable. We use legal and appropriate means to contest litigation threatened or filed against us, but we have found there is a strong tendency toward litigation in the patent area in our industry and this litigation environment poses a business risk. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation.
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
The agreement governing our credit facilities contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business. The agreement and instruments governing our outstanding credit facility, and the agreements and instruments governing future debt agreements, may contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that may restrict our ability to:

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
If we are unable to attract and retain employees and key talent our business and financial results may be materially impacted. We operate in a highly competitive market for employees with specialized skill, experience and industry knowledge. No assurance can be given that we will be able to attract and retain employees and key talent. A failure to attract and retain key personnel could also have a material adverse impact on our business.
Changing laws and regulations have resulted in increased compliance costs for us, which could affect our operating results. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, regulations regarding conflict minerals and newly enacted SEC regulations have created additional compliance requirements. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to continue to invest appropriate resources as necessary to comply with evolving standards which may result in increased expenses. Laws enacted that directly or indirectly affect the production, distribution, packaging, cost of raw materials and fuel could impact our business and financial results.
We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed. The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breach by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any interruption or failure of our information systems or any breach of security could adversely affect our business and results of operations.
The market price of our common stock is volatile. The market price of our common stock has been, and may continue to be, volatile. Factors such as the following may affect the market price of our common stock:

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

Facility	Function	Segment(s) Using Space

Oakdale, Minnesota (owned) (1)	Sales/Administrative/Laboratory facility/Corporate headquarters	Both
Thousand Oaks, California (leased)	Sales/Assembly	TSS
Campbell, California (leased)	Sales/Distribution Center	TSS
Hoofddorp, Netherlands (leased)	Sales/Administrative/European regional headquarters	Both
Tokyo, Japan (leased)	Sales/Administrative/North Asia regional headquarters	Both
Kings Park, Australia (leased)	Sales/Administrative/Distribution Center/South Asia regional headquarters	Both
Montreal, Canada (leased)	Sales/Research & Development	TSS
Panama City, Panama (leased)	Sales/Administrative/Latin America regional headquarters	Both
Derby, United Kingdom (leased)	Sales/Assembly	TSS
(1) Subject to a mortgage to secure the obligations under our Credit Facility. See Note 11 - Debt in our Notes to Consolidated Financial Statements for further information on our Credit Facility.

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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers including the One-Blue litigation described below. Consequently, as of December 31, 2013, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages, and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase for issues relating to determination of a fair, reasonable, and nondiscriminatory royalty rate. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms in Japan, where Imation’s sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to recent court rulings that are discussed below. As of December 31, 2013 and 2012, we had accrued liabilities of $10.0 million and $27.7 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. Cost of goods sold for the year ended December 31, 2011 was reduced by $7.8 million due to reversal of prior year obligations that were determined to be remote. We did not reverse any amounts into cost of goods sold for prior year obligations in 2012. See following for discussion of reversals of copyright levies in 2013.
Italy. During the second quarter of 2013, an Italian court rendered a decision associated with a copyright levy matter to which Imation was not a party. This decision (i) confirmed and provided further specificity to the October 21, 2010 ruling of the ECJ that levies should not be paid on commercial channel sales and (ii) evaluated, via audit, the plaintiff's documentation and evidence for distinguishing between levies paid on commercial and consumer channel sales. Based on the ruling of this Italian court, in combination with other applicable levy and law-making activities within the EU, including Italy, we believed there was sufficient evidence that we may offset with the Italian collecting society the estimated $39 million we have overpaid for copyright levies in Italy (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to the Italian collecting society for unpaid levies on consumer channel sales. As such, our liability for Italian copyright levies in the amount of $13.6 million (existing at the time of the of the second quarter 2013 Italian court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the second quarter of 2013. We did not record a receivable for the remaining estimated $25.4 million that we believed was owed to us by the Italian collection society for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount began to be realized as a reduction to cost of goods sold upon the incurrence of (and for the same amount of) valid levies for consumer channel sales. During the remainder of 2013 we have off-set an additional $2.6 million (within cost of sales) against a similar amount of consumer channel levies incurred and, accordingly, we have an estimated $22.8 million of historical over payments of levies on commercial channel sales remaining to set-off in future periods.
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
France. During the fourth quarter of 2013, a French court issued a favorable ruling to Imation in a case brought against Imation in the fourth quarter of 2011 by the French levy society, Societie Pour la Perception de la Remuneration de la Copie Privee Audiovisuelle et Sonore (Copie France). Copie France had sought a judicial order in summary proceedings to compel Imation to pay to Copie France $3.6 million in withheld copyright levies. Imation had withheld levies otherwise due on consumer channel sales against previous levies paid on commercial channel sales. Imation argued that there was a serious legal dispute as to whether the demanded sums were owed, in light of what Imation believed to be the inconsistency between the French levy system and the Directive, as interpreted by ECJ case law. In June 2012, the Paris Court of First Instance had rejected Copie France’s claims, ruling that Imation had raised serious issues about the validity of the French levy scheme. Copie France appealed that order, and on November 19, 2013, the French appeals court rejected Copie France’s appeal. Based on the rulings of the French courts, in combination with other applicable levy and law-making activities within the EU, including France, we believe there is sufficient evidence that we may offset with Copie France the estimated $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to Copie France for unpaid levies on consumer channel sales. As such, our liability for French copyright levies in the amount of $9.5 million (existing at the time of the of the fourth quarter 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the fourth quarter of 2013. We did not record a receivable for the remaining estimated $45.6 million that we believe is owed to us by Copie France for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount will be realized as a reduction to cost of sales upon the incurrence of (and for the same amount of) valid levies for consumer channel sales.
We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $9.5 million of levies on consumer channel sales in France. However, such amounts could be subject to challenge in court and there is no certainty that our estimates would be upheld and supported. Additionally, due to the expected continued decline in our sales associated with optical media products, we cannot be assured that we will ever be able to fully realize the estimated amounts owed to us by the French collection society through offsetting such amounts against levies incurred on future consumer channel sales or other measures.
Other Jurisdictions. At December 31, 2013, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy and France represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We also have an estimated $9.4 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2014 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) — (b)
As of March 6, 2014, there were 41,993,542 shares of our common stock, $0.01 par value (common stock), outstanding and held by 19,369 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IMN.” No dividends were declared or paid during 2013 or 2012. Future dividend payments will depend on our earnings, capital requirements, financial condition limitations as defined in our credit agreements and other factors considered relevant by our Board of Directors.

Unregistered Sales of Equity Securities

The following table sets forth, for the periods indicated, the high and low sales prices of common stock as reported on the New York Stock Exchange.

	2013 Sales Prices		2012 Sales Prices
	High	Low	High	Low
First quarter	$4.24	$3.41	$6.42	$5.67
Second quarter	$4.40	$3.56	$6.30	$5.54
Third quarter	$5.05	$3.99	$5.98	$5.40
Fourth quarter	$4.85	$3.95	$5.69	$3.95
(c)
Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
October 1, 2013 - October 31, 2013	—	$—	—	3,147,258
November 1, 2013 - November 30, 2013	917	4.19	—	3,147,258
December 1, 2013 - December 31, 2013	2,282	4.68	—	3,147,258
Total	3,199	$4.54	—	3,147,258
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
Stock Performance Graph

The graph and table below compare the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and ArcaEx Tech 100 Index, formerly known as the Pacific Stock Exchange High Technology Index, over the same period. The graph and table assume the investment of $100 on December 31, 2008 in each of our common stock, the S&P MidCap 400 Index and the ArcaEx Tech 100 Index and reinvestment of all dividends.

(Total Return Index)	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Imation Corp.	$100.00	64.26	75.98	42.23	34.41	35.89
S&P Midcap 400 Index	$100.00	135.00	168.55	163.33	189.57	249.41
ArcaEx Tech 100 Index	$100.00	143.08	177.70	176.37	211.46	283.87

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

Item 6.	Selected Financial Data.*

	2013	2012	2011	2010	2009
	(Dollars in millions, except per share data)
Statement of Operations Data:
Net revenue	$860.8	$1,006.7	$1,166.6	$1,302.3	$1,457.1
Gross profit	188.7	189.3	205.4	212.2	250.1
Selling, general and administrative	181.6	191.1	182.4	181.1	201.6
Research and development	18.4	20.4	18.3	13.2	17.8
Litigation (gain) settlement	(2.5)	—	2.0	2.6	49.0
Goodwill impairment	—	23.3	1.6	23.5	—
Intangible impairments	—	251.8	—	—	—
Restructuring and other	11.3	21.1	21.5	51.1	26.6
Operating loss	(20.1)	(318.4)	(20.4)	(59.3)	(44.9)
Loss from continuing operations	(24.4)	(324.8)	(35.2)	(147.1)	(27.9)
Loss from discontinued operations	(20.0)	(15.9)	(11.5)	(11.4)	(14.3)
Net loss	(44.4)	(340.7)	(46.7)	(158.5)	(42.2)
Loss per common share from continuing operations:
Basic	(0.60)	(8.67)	(0.93)	(3.89)	(0.74)
Diluted	(0.60)	(8.67)	(0.93)	(3.89)	(0.74)
Net loss per common share:
Basic	(1.10)	(9.09)	(1.24)	(4.19)	(1.13)
Diluted	(1.10)	(9.09)	(1.24)	(4.19)	(1.13)
Balance Sheet Data:
Cash and cash equivalents	$132.6	$108.7	$223.1	$304.9	$163.4
Accounts receivable, net	163.3	220.8	234.9	258.8	314.9
Inventories	84.3	166.0	208.8	203.3	235.7
Property, plant and equipment, net	51.6	58.9	55.4	66.9	109.8
Intangible assets, net	68.6	81.9	321.7	320.4	337.3
Total assets	641.8	793.5	1,149.3	1,251.0	1,393.8
Accounts payable	94.7	162.7	205.2	219.2	201.4
Long-term debt	—	—	—	—	—
Total liabilities	268.6	393.1	425.6	469.3	466.6
Total shareholders’ equity	373.2	400.4	723.7	781.7	927.2
Other Information:
Current ratio	1.9	1.6	2.0	2.1	2.4
Days sales outstanding(1)	56	59	58	57	60
Days of inventory supply(1)	61	89	85	69	75
Return on average assets(2)	(2.8)%	(32.8)%	(1.7)%	(4.5)%	(1.9)%
Return on average equity(2)	(5.2)%	(56.6)%	(2.7)%	(6.9)%	(2.9)%
Dividends per common share	$—	$—	$—	$—	$—
Capital expenditures	$7.0	$10.2	$7.3	$8.3	$11.0
Number of employees	940	1,230	1,130	1,115	1,210
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

(2)	Return percentages are calculated using loss from continuing operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Imation is a global data storage and data security company. Our products and solutions help organizations and individuals store, manage and protect their digital content. Imation's storage and security portfolio includes Nexsan™ high-density, archive and solid-state optimized unified hybrid storage solutions; IronKey™ mobile security solutions that address the needs of professionals for secure data transport and mobile workspaces; and consumer storage solutions, audio products and accessories sold under the Imation™, Memorex™ and TDK Life on Record™ brands. Imation reaches customers in more than 100 countries through our global distribution network operating through two business segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS).
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
Basis of Presentation
The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See Note 2 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for further information regarding consolidation. References to “Imation,” the “Company,” “we,” “us” and “our” are to Imation Corp, and its subsidiaries and consolidated entities unless the context indicates otherwise. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
The results of operations for our XtremeMac™ and Memorex consumer electronics businesses are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented.
Overview
Following is a summary of significant items that impacted our operating results, liquidity and capital structure in 2013:
During the fourth quarter of 2012, we announced the acceleration of our strategic transformation, including the realignment of our global business into two new business units, a cost reduction program and our increased focus on data storage and data security including exploring strategic options for our consumer electronics brands and businesses. As our traditional media businesses were declining, we determined that we needed to accelerate our business transformation. During the first quarter of 2013 we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The divestiture of our Memorex consumer electronics business occurred on October 15, 2013 and the divestiture of our XtremeMac business occurred on January 31, 2014. The total expected proceeds from the sale of these two businesses is estimated to be approximately $15 million over time. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for further information on these divestitures. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand are being retained.
The realignment of our global business into two new business units better aligns the Company with our key consumer and commercial channels. The two business units consist of CSA, which focuses mainly on retail channels; and TSS, which focuses on small and medium business, enterprise and government customers. In the first quarter of 2013, we revised our segment reporting to reflect these changes into these two new reporting segments. See Note 14 - Business Segment Information and Geographical Data in our Notes to Consolidated Financial Statements for more information on our business segments.
In October 2012, the Board of Directors approved our Global Process Improvement Restructuring Program (GPI Program) in order to realign our business structure and reduce operating expenses in excess of 25 percent over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. As of December 31, 2013 we have reduced operating expenses by approximately 30 percent, not considering the incremental operating expense from the acquisition of Nexsan, and we have reduced our global workforce by over 20 percent under the GPI Program. See Note 7 - Restructuring and Other Expense in our Notes to Consolidated Financial Statements for more information on this restructuring program.

In 2013, we made progress in our strategic transformation toward becoming a key global player in data storage and data security as we continue to move away from legacy media businesses to focus on growing consumer and commercial storage solutions. In 2013 we reduced legacy operating expenses and headcount under our restructuring program and have taken steps to capitalize on our investment in Nexsan while completing the divestiture of two legacy businesses.
Segment Overview
Consumer Storage and Accessories
Our CSA business continues to be impacted by lower revenues from the secular declines in optical media products as the optical market continues to progress through its life cycle. Despite these declines, our gross margins remained solid for this segment, and our cash generation was strong in 2013 as a result of improvements in working capital. In addition, during 2013, we reversed $23.1 million of accruals associated with European copyright levies as a result of favorable court rulings in Italy and France. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for further information regarding levies. CSA is expected to continue to be an important contributor of earnings and cash flow in the future. The divestitures of our XtremeMac and Memorex consumer electronics businesses were both completed.
Tiered Storage and Security Solutions
Our TSS business showed overall revenue and gross margin growth reflecting revenues from the Nexsan acquisition. We are concentrating on our investment in Nexsan with aggressive hiring of technical support and sales talent, introducing new products and promoting Nexsan. Our magnetic tape revenues continue to decrease consistent with the overall market, but the steep decline rates that we saw through the middle of 2013 leveled off in the fourth quarter and we have been able to maintain our market share through 2013. Ongoing emphasis on working capital and cost management will be a key focus for our magnetic tape business. Within our storage and security solutions portfolio, revenues were constrained by uncertainty in government spending during the last half of 2013. Our gross margins increased as our product mix moves to higher margin storage and security solutions products and we expect to continue this shift in product mix with our focus on higher margin products. Long term we expect growth from our storage and security solutions portfolio products as we continue our investment in this business.
Product Overview
Consumer Storage Media
Consumer storage media revenue comprised 50.6 percent, 59.0 percent and 63.4 percent of our total consolidated revenue in 2013, 2012 and 2011, respectively. Our consumer storage media includes optical products, USB flash drives, flash cards and external hard disk drives. Our optical products consist of DVDs, CDs and Blu-ray™ recordable media. We have the leading global market share for recordable optical media; however, the overall market for CDs and DVDs is declining as digital streaming, hard disk and flash media replace optical media in some applications such as music and video recording. We believe we are generally maintaining our worldwide market share. We also sell high capacity Blu-ray discs which are used primarily for recording high-definition video content. Our optical media products are sold throughout the world under brands we own or control, including Imation, Memorex and TDK Life on Record through a variety of distribution channels. Our media products are sourced from manufacturers in Taiwan and India. We also sell standard USB flash drives, flash cards and external hard disk drives throughout the world under our Imation, Memorex and TDK Life on Record brands. We source these products from manufacturers primarily in Asia and sell them through a variety of distribution channels around the world.
Audio and Accessories
Audio and accessories revenue comprised 4.9 percent, 4.1 percent and 3.0 percent of our total consolidated revenue in 2013, 2012 and 2011, respectively. Our audio and accessories include headphones and speakers sold under the TDK Life on Record brand. The portfolio continues to evolve as we focus on higher-margin, differentiated accessories products and respond to customer demand. We design products to meet user needs and source these products from manufacturers throughout Asia. The divestiture of our Memorex consumer electronics business closed on October 15, 2013 and the divestiture of our XtremeMac business closed on January 31, 2014.
Commercial Storage Media
Commercial storage media revenue comprised 29.2 percent, 31.0 percent and 32.5 percent of our total consolidated revenue in 2013, 2012 and 2011, respectively. Our magnetic tape media products are used for back-

up, business and operational continuity planning, disaster recovery, near-line data storage and retrieval and for cost-effective mass and archival storage. The market for magnetic tape cartridges has been in decline and we expect the declines to continue into 2014, but we continue to maintain a leading market share. Our magnetic tape products are sold throughout the world under various brands. In 2011, we consolidated our tape coating operations to the TDK group Yamanashi manufacturing facility under a strategic agreement with TDK to collaborate on the research and development of future tape formats and jointly develop and manufacture magnetic tape technologies. At the end of 2013, TDK announced their intent to cease manufacturing of magnetic tape and therefore we will transition product sourced from alternate magnetic tape suppliers during 2014.
Storage and Security Solutions
Storage and security solutions revenue comprised 15.3 percent, 5.9 percent and 1.1 percent of our total consolidated revenue in 2013, 2012 and 2011, respectively. Our storage systems include the Nexsan E-Series™ disk arrays with industry-leading storage density, reliability and power management offering high value block-based storage; the NST™ line of hybrid storage combining solid state technology with spinning disk to offer high performance and capacity and the Assureon™ secure archive systems for data offload, compliance and secure cloud deployments. We expect to continue to grow revenue in our storage systems products with the Nexsan acquisition of 2012.
Mobile security products and services include secure storage products, software and portable workspace solutions. Many of these products are designed to meet the most stringent security standards that protect data at rest with the U.S. Government Federal Information Processing Standard (FIPS) validation, which includes strong encryption protection with password and biometric authentication. Flash media products with security features provide margins significantly higher than traditional flash media without data security. We have consolidated the brands for these products under the IronKey name.
Executive Summary

Consolidated Results of Operations for the Twelve Months Ended December 31, 2013

•
Revenue of $860.8 million in 2013 was down 14.5 percent compared with revenue of $1,006.7 million in 2012 driven by secular declines in our optical and tape products. Revenue for 2013 compared to 2012 was negatively impacted by foreign currency translation of four percent.

•
Gross margin of 21.9 percent in 2013 was up from 18.8 percent in 2012 and included a benefit of $23.1 million of accrual reversals associated with European copyright levies as a result of favorable court rulings in Italy and France. The levy accrual reversals had a 2.7 percent positive impact on gross margin in 2013.

•
Selling, general and administrative expense was $181.6 million in 2013, down $9.5 million compared with $191.1 million in 2012. The addition of SG&A expense from the acquisition of Nexsan was offset by lower SG&A expense due to cost reduction efforts and lower amortization expense as a result of intangible write-offs in 2012.

•	Research and development expense was $18.4 million in 2013, down $2.0 million, compared with $20.4 million in 2012.

•
Restructuring and other expense was $11.3 million in 2013 compared to $21.1 million in 2012. Restructuring expense in 2013 included $5.2 million of costs related to our 2012 GPI Program. Other expense in 2013 included a $10.6 million loss related to the settlement of our UK pension plan offset by a $9.8 million gain on the sale of land at a previously closed facility. Restructuring expense in 2012 included $19.7 million of costs primarily related to our 2012 GPI Program.

•
Operating loss from continuing operations was $20.1 million in 2013 compared to $318.4 million in 2012 which included intangible asset impairment charges of $251.8 million and a goodwill impairment charge of $23.3 million.

•	Other expense (income) was $2.9 million in 2013, down $2.1 million, compared with $5.0 million in 2012.

•	The income tax provision was $1.4 million in both 2013 and in 2012.

•	Diluted loss per share from continuing operations was $0.60 for 2013 compared with $8.67 for 2012.
Cash Flow/Financial Condition for the Twelve Months Ended December 31, 2013

•	Cash and cash equivalents totaled $132.6 million as of December 31, 2013, up $23.9 million compared with $108.7 million at December 31, 2012.

•
Cash provided by operating activities was $22.1 million for the twelve months ended December 31, 2013 compared with cash used in operating activities of $8.5 million for the twelve months ended December 31, 2012.

Results of Operations
Net Revenue

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Net revenue	$860.8	$1,006.7	$1,166.6	(14.5)%	(13.7)%
Our worldwide revenue in 2013 decreased compared with 2012, driven primarily by a $158.6 million or 26.7 percent decline in our consumer storage media products in our CSA segment from 2012. Revenue in our TSS segment increased 3.0 percent in 2013 compared with 2012 as revenue from our storage and security solutions products increased $71.7 million driven by the addition of revenue from the acquisition of Nexsan Corporation (Nexsan), which was acquired on December 31, 2012. This was partially offset by a $60.6 million decline in our commercial storage media products due to revenue declines in tape media products. The accelerated revenue declines we saw in magnetic tape through the middle of 2013 leveled off in the fourth quarter. We believe we are holding our market share in tape media, but it has been impacted by industry wide dynamics including competing formats, as well as continuing improvements in compression and deduplication technologies. See Segment Results for further discussion of our reporting segments, including the revision of our segments as of January 1, 2013. Revenue for 2013 compared to 2012 was negatively impacted by foreign currency translation of four percent.
Our worldwide revenue in 2012 decreased compared with 2011, driven by declines in our consumer and commercial storage media products. Several continuing macro-economic factors, including the broad-based European economic downturn, a soft global IT environment and a weak U.S. retail environment for the products we sell, had an impact on our revenue in 2012. From a product perspective, the decrease in revenue included declines in optical media products of $85.1 million and magnetic tape products of $41.2 million. In addition to these declines, revenue in commodity flash products declined $20.4 million, driven by continued market place price degradation but was offset by a $14.3 million increase in our mobile security products. Revenue for 2012 compared to 2011 was negatively impacted by foreign currency translation of one percent.
Gross Profit

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Gross profit	$188.7	$189.3	$205.4	(0.3)%	(7.8)%
Gross margin	21.9%	18.8%	17.6%
Gross profit decreased slightly in 2013 compared with 2012 as a $12.4 million decrease in gross profit in the CSA segment was mostly offset by a $12.2 million increase in gross profit in the TSS segment. The decline in gross profit was primarily due to lower overall revenue mostly offset by the reversal of $23.1 million of accruals for Italian and French copyright levies in our CSA reporting segment in the second and fourth quarters of 2013. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for more information on the levy reversal. From a product perspective, lower gross profit in our consumer and commercial storage media products was partially offset by the levy reversals and higher gross profit in storage and security solutions products driven primarily by the addition of products from the Nexsan acquisition. Gross profit during 2013 and 2012 included inventory write-offs of $2.7 million and $2.3 million, respectively, related to our restructuring programs, which was driven by the rationalization of certain product lines.
Gross profit decreased in 2012 compared with 2011 due primarily to lower revenue from all major product categories, as well as lower gross margins on consumer and commercial storage media products, partially offset by higher gross margins on mobile security products. Gross profit in 2012 benefited from lower inventory write-offs compared to 2011 with write-offs of $2.3 million and $9.1 million recorded in 2012 and 2011, respectively. Gross profit during 2011 benefited from $7.8 million related to the reversal of European levies accrued in prior years for which we considered payment remote.

Total gross margin increased 3.1 percentage points in 2013 compared with 2012. Gross margin in the CSA reporting segment increased 4.0 points to 23.8 percent as the reversal of the accruals for Italian and French copyright levies were partially offset by lower gross margin on our consumer storage media products. Gross margin in the TSS reporting segment increased 2.6 points to 20.3 percent as higher revenue and gross margin in our storage and security solutions products from the acquisition of Nexsan were partially offset by lower gross margin on our commercial storage media products.
Total gross margins increased in 2012 compared with 2011 due primarily to a shift in product mix to higher gross margin products along with improved gross margins in mobile security products. Gross margins for consumer and commercial storage media products were flat compared with 2011. Gross margins in our mobile security products rose in 2012 compared to 2011 due to favorable changes in product mix.
Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Selling, general and administrative	$181.6	$191.1	$182.4	(5.0)%	4.8%
As a percent of revenue	21.1%	19.0%	15.6%
SG&A expense decreased in 2013 compared with 2012 due primarily to our cost reduction efforts. SG&A costs were reduced by approximately $44.6 million as a result of Imation’s cost reduction efforts and lower amortization expense due to intangible write-offs in 2012. Incremental SG&A from the Nexsan acquisition partially offset these reductions in 2013.
SG&A expense increased in 2012 compared with 2011 due primarily to the additional ongoing SG&A expense of $12.2 million and intangible amortization of $2.3 million related to our acquired businesses partially offset by cost reductions achieved. SG&A expense in 2011 was impacted by lower compensation expense, the reversal of a bad debt reserve of $2.7 million and cost control actions, offset by additional ongoing SG&A expenses related to our acquired businesses.
Research and Development (R&D)

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Research and development	$18.4	$20.4	$18.3	(9.8)%	11.5%
As a percent of revenue	2.1%	2.0%	1.6%
R&D expense decreased in 2013 compared with 2012 as we reduced legacy R&D spending and have channeled our investments into higher margin projects in TSS, primarily through the Nexsan acquisition.
R&D expense increased in 2012 compared with 2011 due to our acquisitions and investment to support growth initiatives in security solutions products.
Goodwill Impairment

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Goodwill impairment	$—	$23.3	$1.6
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. Our reporting units for goodwill are the Mobile Security reporting unit and the Storage Solutions reporting unit, which are one level below our TSS reporting segment. We do not have any goodwill in our CSA reporting segment. Goodwill resulting from the acquisition of the Memory Experts International, Inc. (MXI Security) and IronKey Systems Inc. (IronKey) businesses is allocated to the Mobile Security reporting unit. Goodwill resulting from the acquisition of Nexsan is allocated to the Storage Solutions reporting unit. See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on goodwill including our valuation approach and assumptions.
2013 Goodwill Analysis
During the fourth quarter of 2013, we performed our annual impairment testing of goodwill for our Mobile Security and Storage Solutions reporting units. In performing Step 1 of these tests, we compared the estimated fair value of these reporting units to their carrying value. These impairment tests resulted in no impairment of goodwill as the estimated fair value of each reporting unit exceeded the carrying value in Step 1 of the impairment tests by 25.7 percent and 34.2 percent, for the Storage Solutions and Mobile Security reporting units, respectively. There were no triggering events that occurred during 2013 that warranted an interim goodwill impairment test to be performed.
Mobile Security Reporting Unit - For the 2013 impairment test for the Mobile Security reporting unit, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 34.2 percent. We used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 15.5 percent. The discount rate reflects the relative risk of achieving cash flows as well as any other specific risks or factors related to the Mobile Security reporting unit. We calculated the impact of a potential change in our assumptions to determine the impact on the results of the impairment test. Holding all other assumptions constant, an unfavorable change in various components of our projected cash flows, including revenue growth, of less than 5.0 percent would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate and an increase in the discount rate of less than 5.0 basis points would potentially result in an indication of impairment.
During the fourth quarter of 2013, our internal business plan and estimated cash flows associated with our Mobile Security business was updated. Although there were some downward adjustments to the near-term projections as compared to our previous forecast utilized during our fourth quarter 2012 impairment test, our longer-term projections and estimated fair value of this reporting unit have not been adversely impacted. Based on our updated business plan and strategy for Mobile Security, our projected cash flows and associated estimated fair value of this reporting unit are heavily dependent on achieving significant revenue growth of our data solution products developed for our IronKey Workspaces for Microsoft® Windows To Go® which is a new market in which we do not presently generate significant revenue and for which limited external market data exists. Our projections for this market include significant revenue growth expectations and gross margins generally consistent with our existing Mobile Security business. While the current projections in our Mobile Security reporting unit support no impairment of this reporting unit in 2013, it is reasonably possible that an impairment could be incurred in the future given several factors, including its value being heavily dependent on significant growth in a new market in which we are not generating significant revenue and the generally small sensitivities to various assumptions that could cause an impairment to potentially be necessary. We will continue to closely monitor our results and expected cash flows in the future to assess whether a goodwill impairment in our Mobile Security reporting unit may be necessary.
Storage Solutions Reporting Unit - For the 2013 impairment test for the Storage Solutions reporting unit, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 25.7 percent. We used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 13.5 percent. The discount rate reflects the relative risk of achieving cash flows as well as any other specific risks or factors related to the Storage Solutions reporting unit. We calculated the impact of a potential change in our assumptions to determine the impact on the results or the impairment test. Holding all other assumptions constant, an unfavorable change in various components of our projected cash flows, including revenue growth, of less than 5.0 percent would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate and an increase in the discount rate of less than 5.0 basis points would potentially result in an indication of impairment.
During 2013 our Storage Solutions reporting unit achieved slower growth than was anticipated at the time of its acquisition, due to what we believe to be temporary factors, including the impact of the government shut-down. Despite these lower than anticipated results, our longer-term projections and estimated fair value of this reporting unit have not been adversely impacted as compared to our expectations at the time of acquisition. Given the relatively short time since the date we acquired Nexsan (December 31, 2012), we have not yet had an opportunity to sufficiently execute our planned strategy to achieve the results and associated cash flows that we had anticipated. We are investing in this business aggressively and have seen that market participants show this type of business can be valued at extremely high multiples. However, while our current projections support no impairment of this reporting unit for 2013, given that our 2013 results fell below expectations and the generally small sensitivities to various assumptions that could cause an impairment to potentially be necessary, it is reasonably possible that an impairment could be incurred in the future. We will continue to closely monitor our results and expected cash flows in the future to assess whether a goodwill impairment in our Storage Solutions reporting unit may be necessary.
2012 Goodwill Analysis
We acquired the assets of MXI Security from Memory Experts International Inc., and the secure data storage hardware business of IronKey during 2011 which resulted in goodwill of $21.9 million and $9.4 million, respectively. These businesses made up our Mobile Security reporting unit as of December 31, 2012 with a carrying value of $31.3 million of goodwill prior to our 2012 impairment testing described below.
During the second and third quarters of 2012, we adjusted our internal financial forecast for our Mobile Security reporting unit (referred to as our Americas-Mobile Security reporting unit in 2012) due to changes in timing of expected cash flows and lower expected short-term revenues and gross margins. As we considered these factors to be an event that warranted an interim test as to whether the goodwill was impaired, we performed an impairment test as of each of these periods. These impairment tests resulted in no impairment of goodwill as the estimated fair value of the reporting units exceeded the carrying value in Step 1 of the impairment tests by 43.3 percent and 17.7 percent, during the second and third quarter of 2012, respectively. During the fourth quarter of 2012, our internal financial forecast for our Mobile Security reporting unit was again adjusted with further declines in our revenue and gross margin projections resulting from lower expectations in the high-security market segment. In accordance with our policy, we performed our annual assessment of goodwill in the Mobile Security reporting unit during the fourth quarter of 2012 and, as a result of this assessment, it was determined that the fair value of our Mobile Security reporting unit was impaired. We recorded an impairment charge of $23.3 million in our Consolidated Statements of Operations.
The significant assumptions used included a discount rate of 16.0 percent to reflect the relevant risks of the higher growth assumed for the Mobile Security reporting unit, revenue growth rates, which were forecasted to be significant, and a terminal growth rate of 2.5 percent. An increase in the discount rate of one percent would have decreased the reporting unit's fair value by approximately 4.0 percent while a decrease in the discount rate by one percent would have increased the reporting unit's fair value by 4.7 percent. The revenue growth rates in 2013 through 2015 are significant assumptions within the projections.
2011 Goodwill Analysis
During 2011, we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx) which resulted in goodwill of $1.6 million. The goodwill was allocated to our Mobile Security reporting unit. Based on an interim goodwill impairment test performed at March 31, 2011, we determined this goodwill was fully impaired and as a result, a $1.6 million charge was recorded in 2011 in our Consolidated Statements of Operations.
See Note 2 - Summary of Significant Accounting Policies and Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements as well as Critical Accounting Policies and Estimates for further background and information on goodwill impairments.
Intangible Impairments
2013 Intangible Asset Analysis
As a part of our annual goodwill impairment test for our Storage Solutions and Mobile Security reporting units (as discussed above), we also tested for impairment the long-lived assets, including intangible assets, within the asset groups included in our Mobile Security and Storage Solutions reporting units. In performing these tests, we compared the carrying values of these asset groups with their estimated undiscounted future cash flows and determined that the undiscounted cash flows expected to be generated by the asset groups exceeded their carrying values resulting in no impairment. There were no interim triggering events that occurred during 2013 that warranted an impairment test to be performed on our long-lived assets (including intangible assets) other than goodwill. See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on intangible assets including our valuation approach and assumptions.
2012 Intangible Asset Analysis
During the second and third quarters of 2012, as noted below under our 2012 goodwill analysis discussion, we performed interim goodwill impairment testing for our Mobile Security business (referred to as our Americas-Mobile Security business in 2012) due to changes in the timing of expected cash flows and lower than expected short-term revenues and gross margins. We also determined these factors to be an event that warranted interim tests as to whether our intangible assets associated with the Mobile Security business were impaired. Based on our impairment analysis performed in the second and third quarters of 2012, we concluded that we did not have an impairment of our intangible assets in the Mobile Security asset group at those times.
During the fourth quarter of 2012, we determined that the results of our revised internal financial forecast, which was finalized during the quarter and took into account the expected actions and outcomes associated with the acceleration of our strategic transformation (as further described in Note 1 - Basis of Presentation in our Notes to Consolidated Financial Statements), qualified as a triggering event for impairment testing. This required the assessment of the recoverability of the long-lived assets (including definite-lived intangible assets) included in all of our asset groups with the exception of the recent acquisition of Nexsan.
We compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain asset groups exceeded the undiscounted cash flows expected to be generated by the asset group. For those asset groups, we then compared the carrying value of the asset group to its estimated fair value to determine the amount by which our long-lived assets (primarily intangible assets) within the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $260.5 million in our Consolidated Statements of Operations for the year ended December 31, 2012. During 2013, the impairment charge of $8.7 million that related to our Memcorp Asset Group was reclassified to discontinued operations and thus the 2012 impairment charge from continuing operations in our Consolidated Statement of Operations as of December 31, 2013 is reported as $251.8 million. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for more information on our discontinued operations.
See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on our 2012 impairment of intangible assets.
Litigation Settlement
A $2.5 million gain from a litigation settlement from a long-standing case in Brazil was recognized in 2013. In 2011, we recognized a $2.0 million charge related to a litigation settlement with Advanced Research Corp.
Restructuring and Other
2012 Global Process Improvement Restructuring Program
On October 22, 2012, the Board of Directors approved our GPI Program in order to realign our business structure and reduce operating expenses in excess of 25 percent over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. As of December 31, 2013 we have reduced operating expenses by approximately 30 percent, not considering the incremental operating expense from the acquisition of Nexsan, and we have reduced our global workforce by over 20 percent under the GPI Program.
Other Prior Programs Substantially Complete
We have two additional programs, as described further below, that were initiated in prior years and are now substantially complete.
The 2011 Corporate Program was initiated during the first quarter of 2011 to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program included charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with our announced strategy. At December 31, 2012, we had approximately $15 million of authorized spending amounts remaining related to this program. At December 31, 2012, this remaining authorization was transferred and added to the GPI Program and any future charges, as well as the remaining spend relating to the 2011 Corporate Program, will be accounted for under the 2012 GPI Program.
The 2011 Manufacturing Redesign Restructuring Program (2011 Manufacturing Program) was initiated during the first quarter of 2011 to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility and subsequently close the facility.
The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Restructuring
Severance and related	$2.1	$16.9	$7.0
Lease termination costs	0.7	0.6	3.3
Other	2.4	2.2	1.1
Total restructuring	$5.2	$19.7	$11.4
Other
Settlement of UK pension plan (Note 9)	10.6	—	—
Gain on sale of fixed assets held for sale	(9.8)	(0.7)	—
Acquisition and integration related costs	2.8	3.7	2.6
Pension settlement/curtailment (Note 9)	2.1	2.4	2.5
Contingent consideration fair value adjustment (Note 4)	(0.6)	(8.6)	—
Intangible asset abandonment (Note 6)	—	1.9	—
Asset disposals	—	—	7.0
Other	1.0	2.7	(2.0)
Total	$11.3	$21.1	$21.5
Total restructuring charges of $5.2 million recorded for the year ended December 31, 2013 were all related to the GPI Program.
For the year ended December 31, 2012, we recorded restructuring charges of $14.9 million, primarily related to severance, under the GPI Program. Also during 2012, we recorded restructuring charges of $4.2 million under the 2011 Corporate Program primarily related to severance and $0.6 million of other restructuring charges under the 2011 Manufacturing Program.
For the year ended December 31, 2011, we recorded restructuring charges of $10.2 million, primarily related to severance and lease termination costs under the 2011 Corporate Program. Also during 2011, we recorded restructuring charges of $0.3 million for lease termination and modification costs and $0.9 million of site clean-up costs under the 2011 Manufacturing Program.
In addition to the restructuring charges recorded in restructuring and other, we recorded inventory write-offs of $2.7 million, $2.3 million and $9.1 million related to the planned rationalization of certain product lines as part of our restructuring programs, for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in cost of goods sold in our Consolidated Statements of Operations.
Since the inception of the GPI Program, we have recorded a total of $17.6 million of severance and related expenses, $5.0 million of inventory write-offs, $0.8 million of lease termination and modification costs, and $3.3 million of other charges.
Since the inception of the 2011 Corporate Program, we have recorded a total of $13.4 million of severance and related expenses, $3.5 million of lease termination and modification costs, $1.6 million of inventory write-offs, $0.3 million related to a pension curtailment charge and $0.9 million of other charges.
During the year ended December 31, 2013, severance expense of $1.6 million related to employees directly associated with XtremeMac and Memorex consumer electronics businesses was recorded in discontinued operations. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for more information on our discontinued operations.
Other
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
Our Camarillo, California manufacturing facility ceased operations on December 31, 2008 and the facility, comprised of a building and property, was classified as held for sale. During 2011, in an effort to increase the salability of the property, we demolished the building which resulted in a $7.0 million loss on disposal during the period. On October 7, 2011 we entered into an agreement to sell the land for $10.5 million, contingent upon the change of certain zoning requirements for the land as well as other standard conditions. The land related to the facility continued to meet the criteria for held for sale accounting and, therefore, was classified in other current assets on our Consolidated Balance Sheets as of December 31, 2012 at a book value of $0.2 million. The sale was completed in December 2013, and the related gain of $9.8 million was recorded in restructuring and other expense during the fourth quarter.
Operating Loss From Continuing Operations

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Operating loss	$(20.1)	$(318.4)	$(20.4)	NM	NM
As a percent of revenue	(2.3)%	(31.6)%	(1.7)%
_______________________________________
NM - Not meaningful
Operating loss from continuing operations decreased in 2013 compared with 2012 and increased in 2012 compared with 2011 due primarily to intangible asset impairment charges of $251.8 million and a goodwill impairment charge of $23.3 million recorded in 2012. See discussion above for further information on our 2012 impairment losses. Operating loss in 2013 included the reversal of an accrual of $23.1 million for copyright levies as a result of Italian and French court rulings, a $10.6 million loss related to the settlement of our UK pension plan, a $9.8 million gain on the sale of land at a previously closed facility and a $2.5 million gain from a litigation settlement.
See Note 9 - Retirement Plans in our Notes to Consolidated Financial Statements for further information on the pension plan settlement and Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for more information on the levy reversal.
Other (Income) and Expense

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Interest income	$(0.2)	$(0.5)	$(0.9)	(60.0)%	(44.4)%
Interest expense	2.5	2.9	3.7	(13.8)%	(21.6)%
Other, net	0.6	2.6	7.0	(76.9)%	(62.9)%
Total	$2.9	$5.0	$9.8	(42.0)%	(49.0)%
As a percent of revenue	0.3%	0.5%	0.8%
Other expense decreased in 2013 compared with 2012. Interest expense decreased compared with 2012 due to lower amortization of capitalized fees related to our credit facility. Other, net expense includes foreign currency (gains) losses from changes in foreign exchange rates on foreign denominated assets and liabilities. Foreign currency gains of $0.5 million and losses of $1.6 million and $4.6 million were recorded for 2013, 2012 and 2011, respectively, and are net of gains (losses) from the related foreign currency forward contracts for each year. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk and, as a result, we experience some volatility in other income, especially in periods of significant foreign currency fluctuation.
Other expense decreased in 2012 compared with 2011. Interest expense decreased compared with 2011 due to lower amortization of capitalized fees related to securing our credit facility and decreased imputed interest related to our liability for a prior litigation settlement. Other, net expense decreased in 2012 compared with 2011 due to decreases in foreign currency losses of $3.0 million. Other, net in 2012 also includes an investment recovery of $0.9 million.
Income Tax Provision

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Income tax provision	$1.4	$1.4	$5.0
Effective tax rate	NM	NM	NM
_______________________________________
NM - Not meaningful
In comparing our 2013 tax provision of $1.4 million to our 2012 tax provision of $1.4 million, the amounts were impacted by unrecognized tax benefits recorded during 2013, settlements with taxing authorities concluded during 2012 and the impact of activity in other comprehensive income during 2012 offset by the tax benefit related to the settlement of our UK pension plan during 2013 and the mix of taxable income (loss) by country.
In comparing our 2012 tax provision of $1.4 million to our 2011 tax provision of $5.0 million, the primary change is due to lower withholding tax expense incurred during 2012, settlements with taxing authorities concluded during 2012, the impact of activity in other comprehensive income and the mix of taxable income (loss) by country. The 2011 tax provision also included a $5.0 million benefit for the reversal of a foreign net operating loss valuation allowance and changes in the mix of income (loss) by jurisdiction.
We maintain a valuation allowance related to our U.S. deferred tax assets and certain foreign net operating losses. Because of the valuation allowances, the effective tax rates for 2013, 2012 and 2011 are not meaningful.
As of December 31, 2013 and 2012, we had valuation allowances of $239.4 million and $239.1 million, respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain U.S. and foreign operating loss carryforwards, certain U.S. deferred tax deductions and certain tax credit carryforwards.
Loss from discontinued operations

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net revenue	$40.7	$92.9	$123.8

Gain on sale of discontinued businesses, net of income taxes	0.9	—	—
Loss from operations of discontinued businesses, before income taxes	(14.2)	(17.7)	(12.7)
Adjustment to carrying value of disposal group	(6.7)	—	—
Income tax benefit	—	(1.8)	(1.2)
Loss from discontinued businesses, net of income taxes	$(20.0)	$(15.9)	$(11.5)
Loss from discontinued businesses represents the results of operations from our XtremeMac and Memorex consumer electronics businesses as well as a $6.7 million write-down of the carrying value of the XtremeMac disposal group to its estimated fair value based on the anticipated sales transaction which occurred on January 31, 2014. This was partially offset by a $0.9 million gain on the sale of the Memorex consumer electronics business which occurred on October 15, 2013. The increase in operating loss for 2013 compared with 2012 reflects the write-down of the carrying value discussed above, lower revenues and lower gross margins in these businesses in addition to severance expense of $1.6 million recorded in 2013. The increase in operating loss for 2012 compared with 2011 reflects lower revenues and lower gross margins in these businesses. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for more information on the divestitures of these two businesses.
Segment Results
In the first quarter of 2013, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our new reporting segments are generally aligned with our key consumer and commercial channels.

We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX® media. Storage and security solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
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
Information related to our segments is as follows:
     Consumer Storage and Accessories

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Net revenue	$478.3	$635.3	$775.2	(24.7)%	(18.0)%
Operating income	52.3	61.5	57.1	(15.0)%	7.7%
As a percent of revenue	10.9%	9.7%	7.4%
The decrease in CSA segment revenue in 2013 compared with 2012 was driven primarily by a 26.7 percent revenue decline in consumer storage media products. From a product perspective, revenue declines were primarily due to expected secular declines of $131.4 million in optical media products. Partially offsetting the decrease in revenue from consumer storage media was an increase in audio and accessories products as we saw revenue increase in consumer electronic accessories and TDK Life on Record consumer electronic products.
Operating income decreased in 2013 compared with 2012 driven primarily by lower gross profit in consumer storage media products partially offset by lower R&D expense and slightly lower SG&A expense. Operating income in 2013 also reflects the reversal of $23.1 million of accruals for Italian and French copyright levies in the second and fourth quarters of 2013. We plan to continue our operating expense reduction efforts in this segment.
The decrease in CSA segment revenue in 2012 compared to 2011 was driven primarily by a 19.7 percent revenue decline in consumer storage media products primarily due to expected secular declines of $90.0 million in optical media products. Partially offsetting the decrease in consumer storage media was an increase in audio and accessories products as we saw revenue increase in consumer electronic accessories and TDK Life on Record consumer electronic products. Operating income increased in 2012 compared with 2011 driven primarily by lower SG&A expense and R&D expense partially offset by lower gross profit in consumer storage media products.
  Tiered Storage and Security Solutions

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Net revenue	$382.5	$371.4	$391.4	3.0%	(5.1)%
Operating (loss) income	(16.1)	(26.7)	9.2	(39.7)%	NM
As a percent of revenue	(4.2)%	(7.2)%	2.4%
_______________________________________
NM - Not meaningful

The increase in TSS segment revenue in 2013 compared with 2012 was driven by the addition of revenue from Nexsan, which was acquired on December 31, 2012. Lower revenue in our commercial storage media products partially offset the incremental revenue from Nexsan for 2013. Commercial storage media product revenue decreased $60.6 million in 2013 compared with 2012. From a product perspective, the decrease in commercial storage media product revenue was primarily composed of lower revenue from magnetic tape products of $55.2 million compared with 2012. The accelerated revenue declines we saw in magnetic tape through the middle of 2013 leveled off in the fourth quarter. We believe we are holding our market share in tape media, but it has been impacted by industry wide dynamics including competing formats, as well as continuing improvements in compression and deduplication technologies. For our storage solutions products, we continue to invest in our Nexsan business by hiring sales personnel, introducing new products and promoting the brand globally; however, during the last half of 2013 we did see some effect from the disruption in U.S. government spending. Additionally, during the last half of 2013 our Nexsan business as well as some other storage solution providers saw weakness in revenues due to some marketplace sluggishness with certain customers delaying orders. Revenue in our mobile security products showed a decrease from 2012 as they were also constrained by the disruption in U.S. government spending.
Operating loss decreased in 2013 compared with 2012 due to an increase in gross profit driven by the acquisition of Nexsan that was partially offset by lower gross profit on commercial storage media products and slightly higher R&D expense and SG&A expense. We expect gross margins to continue increasing as the mix shifts to higher margin Nexsan and IronKey products.
The decrease in TSS segment revenue in 2012 compared to 2011 was driven primarily by a 10.0 percent revenue decline in commercial storage media products primarily due to expected secular declines of $41.4 million in magnetic tape products. Partially offsetting this decrease was an increase in mobile security products. Operating income decreased in 2012 compared with 2011 driven primarily by lower gross profit in commercial storage media products and higher SG&A expense and R&D expense.
Corporate and Unallocated

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Operating loss	$(56.3)	$(353.2)	$(86.7)	NM	NM
_______________________________________
NM - Not meaningful
The Corporate and Unallocated operating loss includes costs which are not allocated to the business segments in management’s evaluation of segment performance such as depreciation and amortization, litigation settlement expense, goodwill impairment, intangible impairments, intangible asset abandonment, corporate expense, contingent consideration adjustments, inventory write-offs related to our restructuring programs and restructuring and other expenses.
The 2013 operating loss in Corporate and Unallocated also included a $10.6 million loss related to the settlement of our UK pension plan, a $9.8 million gain on the sale of land at a previously closed facility and a $2.5 million litigation settlement gain. The 2012 operating loss in Corporate and Unallocated also included intangible asset impairment losses of $251.8 million and a goodwill impairment loss of $23.3 million as discussed above. The 2011 operating loss in Corporate and Unallocated also included a $7.0 million charge relating to the demolition of a previously closed facility during 2011.
Financial Position
Our cash and cash equivalents balance as of December 31, 2013 was $132.6 million, an increase of $23.9 million from $108.7 million as of December 31, 2012. The increase was driven by working capital and also included $10.1 million received on the sale of land at a previously closed facility and a litigation settlement receipt of $2.5 million, partially offset by restructuring payments of $19.4 million, capital expenditures of $7.0 million, share repurchases of $2.5 million and pension contributions of $1.5 million.
Our accounts receivable balance as of December 31, 2013 was $163.3 million, a decrease of $57.5 million from $220.8 million as of December 31, 2012 as a result of lower sales during the period. Days sales outstanding was 56 days as of December 31, 2013, down 3 days from December 31, 2012. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of December 31, 2013 was $84.3 million, a decrease of $81.7 million from $166.0 million as of December 31, 2012. Days of inventory supply was 61 days as of December 31, 2013, down 28 days from December 31, 2012 primarily due to our overall focus on reducing inventory levels, but particularly in our consumer electronics and accessories inventory, as well as the sale of our consumer electronics businesses. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of December 31, 2013 was $94.7 million, a decrease of $68.0 million from $162.7 million as of December 31, 2012. The decrease in accounts payable was mainly due to reduced purchases compared to the previous year, as well as the timing of payments.

Liquidity and Capital Resources
We have various resources available to us for purposes of managing liquidity and capital needs, including our credit facilities and letters of credit. Our primary sources of liquidity include cash flows generated by the sale of our products, our cash and cash equivalents and credit capacity under our credit facilities. Our primary operating liquidity needs relate to our working capital and funding our operations.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash that is related to contractual obligations or restricted by management is included in other assets on our Consolidated Balance Sheets. No restricted cash was held at December 31, 2013. At December 31, 2012 restricted cash primarily includes cash acquired from Nexsan that was previously restricted to specifically fulfill certain obligations of Nexsan.
Analysis of Cash Flows
Cash Flows Provided by (Used In) Operating Activities:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net loss	$(44.4)	$(340.7)	$(46.7)
Adjustments to reconcile net loss to net cash provided by operating activities	31.1	333.5	73.9
Changes in operating assets and liabilities	35.4	(1.3)	(43.5)
Net cash provided by (used in) operating activities	$22.1	$(8.5)	$(16.3)
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash provided by operating activities in 2013 was driven primarily by cash from working capital. Operating cash outflows included restructuring payments of $19.4 million, $8.0 million and $16.9 million in 2013, 2012 and 2011, respectively, and litigation settlement payments of $18.5 million and $10.9 million in 2012 and 2011, respectively. Also, we contributed $1.5 million, $5.1 million and $14.2 million in 2013, 2012 and 2011, respectively, to our pension plans worldwide.
During 2012 we recorded a non-cash goodwill impairment charge of $23.3 million and intangible asset impairment charges of $260.5 million.
Cash Flows Provided by (Used in) Investing Activities:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Capital expenditures	$(7.0)	$(10.2)	$(7.3)
Proceeds from sale of assets and business	11.0	1.4	—
Recovery of investments	0.2	0.9	—
Acquisitions, net of cash acquired	1.6	(103.8)	(47.0)
Purchase of tradename	—	(4.0)	—
Net cash provided by (used in) investing activities	$5.8	$(115.7)	$(54.3)
In 2013, we received $10.1 million for land classified as held for sale and $0.9 million related to the sale of our Memorex consumer electronics business. Cash provided by investing activities also included $7.0 million of capital expenditures.
In 2012, we paid $104.6 million related to the acquisition of Nexsan. Cash used in investing activities also included $10.2 million of capital expenditures and $4.0 million for the acquisition of the IronKey tradename.
In 2011, we paid $47.0 million related to the acquisitions of certain assets of MXI Security for $24.5 million, IronKey for $19.0 million, Nine Technology for $2.0 million, Encryptx for $1.0 million and ProStor Systems for $0.5 million. Cash used in investing activities also included $7.3 million of capital expenditures.
See Note 4 - Acquisitions in our Notes to Consolidated Financial Statements for further information regarding our acquisitions.
Cash Flows (Used in) Provided by Financing Activities:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Purchase of treasury stock	$(2.5)	$(6.5)	$(9.7)
Debt issuance costs	(0.4)	(2.4)	—
Debt borrowings	4.9	25.0	—
Debt repayments	(4.9)	(5.0)	—
Contingent consideration payments	(0.5)	(1.2)	—
Exercise of stock options	—	—	0.6
Net cash (used in) provided by financing activities	$(3.4)	$9.9	$(9.1)
On May, 2, 2012 our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. The Company's previous authorization, which had 1.2 million shares remaining for purchase, was canceled with the new authorization. Since the inception of this authorization, we have repurchased 1.8 million shares of common stock at an average price of $4.82 per share and as of December 31, 2013 we had remaining authorization to repurchase up to 3.2 million shares. We repurchased 0.6 million, 1.2 million and 1.1 million shares in 2013, 2012 and 2011, respectively.
No dividends were declared or paid during 2013, 2012 or 2011. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
Cash used in financing activities included borrowings of $4.9 million and $25.0 million and repayments of $4.9 million and $5.0 million during 2013 and 2012, respectively on our credit facilities primarily for the use in financing our working capital seasonal needs. Debt issuance costs of $0.4 million and $2.4 million during 2013 and 2012, respectively, were for cash payments made to amend and extend our line of credit. These issuance costs were capitalized in our Consolidated Balance Sheets.
Credit Facilities
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
The Amended Credit Agreement includes a senior revolving credit facility that allows for the borrowing of amounts up to a maximum of $170 million, including sublimits of $140 million in the United States and $30 million in Europe. Borrowings in both the United States and Europe are limited to the lesser of the sublimit(s) and the borrowing base as defined in the Amended Credit Agreement and are payable upon expiration of the Amended Credit Agreement or immediately, but only to the extent the applicable sublimit(s) are reduced to an amount less than the amount borrowed at that time. Our borrowing base is calculated each quarter unless our outstanding loan amount is greater than $5.0 million in which our borrowing base is calculated monthly. Our borrowing base is based on our amounts of receivables, inventories and other factors that influence the borrowing base and, to the extent any outstanding borrowing exceeds the borrowing base, any such excess is due and payable immediately.
As of December 31, 2013, we had $20.0 million of borrowings outstanding under the Amended Credit Agreement, all of which was borrowed in the United States and bore interest at a rate of 2.24 percent as of December 31, 2013. As of December 31, 2013, our total remaining borrowing capacity under the Amended Credit Agreement was $30.1 million, consisting of $19.0 million in the United States and $11.1 million in Europe.
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
Our U.S. obligations under the Amended Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Amended Credit Agreement, and the Guarantors. Borrowings under the U.S. portion of the credit facility are limited to the lesser of (a) $140 million and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:

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
Our European obligations under the Credit Agreement are secured by a first priority lien on substantially all of the material personal property of the European Borrower. Borrowings under the European portion of the Credit Facility are limited to the lesser of (a) $30 million and (b) the “European borrowing base.” The European borrowing base calculation is fundamentally the same as the U.S. borrowing base, subject to certain differences to account for European law and other similar issues.
The Amended Credit Agreement contains covenants which are customary for similar credit agreements, including covenants related to financial reporting and notification, payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Amended Credit Agreement contains a conditional financial covenant that requires Imation Corp. to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 or a liquidity requirement of $30.0 million of domestic borrowing availability. We were in compliance with the liquidity requirement as of December 31, 2013 and our U.S. availability discussed above considers the $30 million liquidity requirement.

On July 16, 2013, we entered into an additional credit agreement for a revolving credit facility with a lender in Japan with Imation Corporation Japan as the borrower and Imation Corp. as the guarantor. We intend to use the credit facility for general operating purposes. The credit agreement is a three year asset-based revolving credit facility with a borrowing base consistent with our existing Credit Agreement that allows for the borrowing of amounts up to 3.0 billion Japanese Yen, or approximately $30.0 million. Borrowings under the credit facility will bear interest at an interest rate equal to the base rate based on LIBOR or TIBOR plus the applicable margins provided for in the credit agreement. The credit agreement contains financial covenants applicable to Imation Corporation Japan including a fixed charge coverage ratio requirement. As of December 31, 2013, our borrowing capacity under this arrangement was $12.4 million and we did not have any borrowings outstanding under this credit facility. Imation Corporation Japan is in compliance with all covenant requirements as of December 31, 2013.
As of December 31, 2013 and 2012 we had outstanding standby letters of credit of $0.7 million and $0.4 million, respectively. The outstanding standby letters of credit are required by our insurance companies to cover potential deductibles and reduce our allowed borrowing capacity under the Amended Credit Agreement. Additionally, as of December 31, 2013 we had a $6.0 million overdraft line of credit available in Japan.
We had $64 million of cash outside the U.S. at December 31, 2013. We also have significant net operating loss carryforwards offset by a full valuation allowance in the U.S. The calculation of a deferred tax liability on the repatriation of the cash outside the U.S. is impractical. However, because of the valuation allowance in the U.S., we do not believe there would be a significant impact to earnings if we were to remit this foreign held cash.
Our liquidity needs for 2014 include the following: restructuring payments of approximately $5 million to $10 million, up to $20 million repayment on our credit facility, capital expenditures of approximately $5 million to $10 million, pension funding of approximately $2 million to $4 million, operating lease payments of approximately $7 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above.
We expect that our cash positions in the U.S. and outside the U.S., together with cash flow from operations and availability of borrowings under our Amended Credit Agreement, will provide liquidity sufficient to meet our needs for our operations and our obligations in the countries in which we operate.
Off-Balance Sheet Arrangements
Other than the operating lease commitments discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.
Summary of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$18.1	$6.9	$7.6	$2.1	$1.5
Purchase obligations (1)	164.7	161.8	2.9	—	—
Short-term debt	20.0	20.0	—	—	—
Other liabilities (2)	23.8	—	—	—	23.8
Total	$226.6	$188.7	$10.5	$2.1	$25.3
_______________________________________

(1)
The majority of the purchase obligations consist of 90-day rolling estimates. In most cases, we provide suppliers with a three to six month rolling forecast of our demand. The forecasted amounts are generally not binding on us. However, it may take 60 to 90 days from the purchase order issuance to receipt, depending on supplier and inbound lead time. Effective December 8, 2009, we began an agreement with a third party to outsource certain aspects of our information technology support. While the agreement is cancelable at any time with certain cash penalties, our obligation through the expected termination date of December 2015 is included above.

(2)
Timing of payments for the vast majority of other liabilities cannot be reasonably determined and, as such, have been included in the “More Than 5 Years” category. This amount includes $5.8 million of reserves for uncertain tax positions including accrued interest and penalties.

The table above does not include payments for non-contributory defined benefit pension plans. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate. We expect to contribute approximately $2 million to $4 million to our pension plans in 2014 and have $12.8 million recorded in other liabilities related to pension plans as of December 31, 2013.
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
Uncertain Tax Positions. Our income tax returns are subject to review by various U.S. and foreign taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The threshold for recognizing the benefit of a tax return position in the financial statements is that the position must be more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50 percent likely to be realized.
The total amount of unrecognized tax benefits as of December 31, 2013 was $5.3 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $5.3 million would affect income tax expense and our related effective tax rate.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2013, $1.1 million of interest and penalties was accrued, excluding the tax benefit of deductible interest. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our U.S. federal income tax returns for 2010 through 2012 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions, or state and city tax jurisdictions for years before 2006. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
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
Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using certain valuation methods including discounted cash flow analysis. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries may indicate a possible impairment that would require an impairment test. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses, which in many cases require subjective judgments concerning estimates, could result in significant impairment losses. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. See Note 6 - Intangible Assets and Goodwill for information on our 2013 and 2012 intangible assets.
Goodwill. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value. The initial recognition of goodwill and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year (as of November 30) or if an event occurs or circumstances change that would warrant impairment testing during an interim period.
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
Our reporting units for goodwill are the Mobile Security reporting unit and the Storage Solutions reporting unit which are each one level below our TSS reporting segment and for which goodwill of $8.0 million and $64.1 million, respectively, was recorded as of December 31, 2013. We do not have any goodwill within any reporting units associated with our CSA operating segment. See Note 6 - Intangible Assets and Goodwill for information on our 2013 and 2012 goodwill.
In determining the estimated fair value of the reporting units, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts and the market approach, a valuation technique that provides an estimate of the value of the reporting unit based on a comparison to other similar businesses. Our expected cash flows are affected by various significant assumptions, including projected revenue, gross margin and expense expectations, terminal growth rate and a discount rate. Our analyses utilize discounted forecasted cash flows over a multi-year period depending on the reporting unit with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for these cash flow assumptions. Our 2013 impairment test resulted in no goodwill impairment for either of our Mobile Security or our Storage Solutions reporting units. Following is a discussion of the results of the 2013 impairment test for each of these reporting units.
Mobile Security Reporting Unit - For the 2013 impairment test for the Mobile Security reporting unit, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 34.2 percent. We used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 15.5 percent. The discount rate reflects the relative risk of achieving cash flows as well as any other specific risks or factors related to the Mobile Security reporting unit. We calculated the impact of a potential change in our assumptions to determine the impact on the results of the impairment test. Holding all other assumptions constant, an unfavorable change in various components of our projected cash flows, including revenue growth, of less than 5.0 percent would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate and an increase in the discount rate of less than 5.0 basis points would potentially result in an indication of impairment.
During the fourth quarter of 2013 our internal business plan and estimated cash flows associated with our Mobile Security business was updated. Although there were some downward adjustments to the near-term projections as compared to our previous forecast utilized during our fourth quarter 2012 impairment test, our longer-term projections and estimated fair value of this reporting unit have not been adversely impacted. Based on our updated business plan and strategy for Mobile security, our projected cash flows and associated estimated fair value of this reporting unit are heavily dependent on achieving significant revenue growth of our data solution products developed for our IronKey Workspaces for Microsoft® Windows To Go® which is a new market in which we do not presently generate significant revenue and for which limited external market data exists. Our projections for this market include significant revenue growth expectations and gross margins generally consistent with our existing

Mobile Security business. While the current projections in our Mobile Security reporting unit support no impairment of this reporting unit in 2013, it is reasonably possible that an impairment could be incurred in the future given several factors, including its value being heavily dependent on significant growth in a new market in which we are not generating significant revenue and the generally small sensitivities to various assumptions that could cause an impairment to potentially be necessary. We will continue to closely monitor our results and expected cash flows in the future to assess whether a goodwill impairment in our Mobile Security reporting unit may be necessary.
Storage Solutions Reporting Unit - For the 2013 impairment test for the Storage Solutions reporting unit, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 25.7 percent. We used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 13.5 percent. The discount rate reflects the relative risk of achieving cash flows as well as any other specific risks or factors related to the Storage Solutions reporting unit. We calculated the impact of a potential change in our assumptions to determine the impact on the results or the impairment test. Holding all other assumptions constant an unfavorable change in various components of our projected cash flows, including revenue growth, of less than 5.0 percent would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate and an increase in the discount rate of less than 5.0 basis points would potentially result in an indication of impairment.
During 2013 our Storage Solutions reporting unit achieved slower growth than was anticipated at the time of its acquisition, due to what we believe to be temporary factors, including the impact of the government shut-down. Despite these lower than anticipated results, our longer-term projections and estimated fair value of this reporting unit have not been adversely impacted as compared to our expectations at the time of acquisition. Given the relatively short time since the date we acquired Nexsan (December 31, 2012), we have not yet had an opportunity to sufficiently execute our planned strategy to achieve the results and associated cash flows that we had anticipated. We are investing in this business aggressively and have seen that market participants show this type of business can be valued at extremely high multiples. However, while our current projections support no impairment of this reporting unit for 2013, given that our 2013 results fell below expectations and the generally small sensitivities to various assumptions that could cause an impairment to potentially be necessary it is reasonably possible that an impairment could be incurred in the future. We will continue to closely monitor our results and expected cash flows in the future to assess whether a goodwill impairment in our Storage Solutions reporting unit may be necessary.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to recent court rulings. See Note 15 - Commitments and Contingencies in our Notes to Consolidated Financial Statements for discussion of these court rulings. As of

December 31, 2013 and 2012, we had accrued liabilities of $10.0 million and $27.7 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. Cost of goods sold for the year ended December 31, 2011 was reduced by $7.8 million due to reversal of prior year obligations that were determined to be remote. We did not reverse any amounts into cost of goods sold for prior year obligations in 2012. See Note 15 - Commitments and Contingencies in our Notes to Consolidated Financial Statements for discussion of reversals of copyright levies in 2013.
Litigation. We record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect our financial condition, results of operations and cash flows in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in our Consolidated Balance Sheet as of December 31, 2013, would not be material to our financial condition, results of operations and cash flows. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to meet future revenue growth, gross margin and earnings targets; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facilities; our ability to retain key employees; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks and the volatility of our stock price due to our results or market trends, as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 59 percent of our revenue in 2013, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.
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
In accordance with established policies and procedures, we may utilize derivative financial instruments, including forward exchange contracts, options, combination option strategies and swap agreements to manage certain of these exposures. Factors that could impact the effectiveness of our hedging include the accuracy of our forecasts, the volatility of the currency markets and the availability of hedging instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes and we are not a party to leveraged derivative transactions. The utilization of derivatives and hedging activities is described more fully in Note 12 - Fair Value Measurements and Derivative Financial Instruments in our Notes to Consolidated Financial Statements.
As of December 31, 2013, we had $163.2 million notional amount of foreign currency forward and option contracts of which $29.4 million hedged recorded balance sheet exposures. This compares to $295.5 million notional amount of foreign currency forward and option contracts as of December 31, 2012, of which $46.5 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2013 by $6.4 million.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Imation Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of comprehensive loss, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework - version 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 13, 2014

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Net revenue	$860.8	$1,006.7	$1,166.6
Cost of goods sold	672.1	817.4	961.2
Gross profit	188.7	189.3	205.4
Operating expenses:
Selling, general and administrative	181.6	191.1	182.4
Research and development	18.4	20.4	18.3
Intangible impairments	—	251.8	—
Litigation settlement	(2.5)	—	2.0
Goodwill impairment	—	23.3	1.6
Restructuring and other	11.3	21.1	21.5
Total	208.8	507.7	225.8
Operating loss	(20.1)	(318.4)	(20.4)
Other (income) expense
Interest income	(0.2)	(0.5)	(0.9)
Interest expense	2.5	2.9	3.7
Other expense, net	0.6	2.6	7.0
Total	2.9	5.0	9.8
Loss from continuing operations before income taxes	(23.0)	(323.4)	(30.2)
Income tax provision	1.4	1.4	5.0
Loss from continuing operations	(24.4)	(324.8)	(35.2)
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	0.9	—	—
Loss from discontinued operations, net of income taxes	(20.9)	(15.9)	(11.5)
Loss from discontinued operations	(20.0)	(15.9)	(11.5)
Net loss	$(44.4)	$(340.7)	$(46.7)
Loss per common share — basic:
Continuing operations	$(0.60)	$(8.67)	$(0.93)
Discontinued operations	(0.49)	(0.42)	(0.31)
Net loss	(1.10)	(9.09)	(1.24)
Loss per common share — diluted:
Continuing operations	$(0.60)	$(8.67)	$(0.93)
Discontinued operations	(0.49)	(0.42)	(0.31)
Net loss	(1.10)	(9.09)	(1.24)
Weighted average shares outstanding:
Basic	40.5	37.5	37.7
Diluted	40.5	37.5	37.7
Cash dividend paid per common share	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net loss	$(44.4)	$(340.7)	$(46.7)

Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on derivative financial instruments:
Net holding gains arising during the period	7.0	3.1	0.2
Reclassification adjustment for net realized (gains) losses recorded in net loss	(7.3)	(2.0)	0.6
Total net unrealized (losses) gains on derivative financial instruments	(0.3)	1.1	0.8

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	10.7	(4.9)	(16.7)
Reclassification of adjustments for defined benefit plans recorded in net loss	5.5	3.9	4.0
Total net pension adjustments	16.2	(1.0)	(12.7)

Unrealized foreign currency translation losses	(4.5)	(1.7)	—

Total other comprehensive income (loss), net of tax	11.4	(1.6)	(11.9)

Comprehensive loss	$(33.0)	$(342.3)	$(58.6)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In millions, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$132.6	$108.7
Accounts receivable, net	163.3	220.8
Inventories	84.3	166.0
Other current assets	48.8	61.6
Total current assets	429.0	557.1
Property, plant and equipment, net	51.6	58.9
Intangible assets, net	68.6	81.9
Goodwill	72.1	73.5
Other assets	20.5	22.1
Total assets	$641.8	$793.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$94.7	$162.7
Short-term debt	20.0	20.0
Other current liabilities	116.4	158.4
Total current liabilities	231.1	341.1
Other liabilities	37.5	52.0
Total liabilities	268.6	393.1
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,047.7	1,052.6
Retained deficit	(585.2)	(540.8)
Accumulated other comprehensive loss	(62.8)	(74.2)
Treasury stock, at cost	(26.9)	(37.6)
Total shareholders’ equity	373.2	400.4
Total liabilities and shareholders’ equity	$641.8	$793.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(In millions, except per share amounts)
Balance as of December 31, 2010	$0.4	$1,103.6	$(153.4)	$(60.7)	$(108.2)	$781.7
Net loss			(46.7)			(46.7)
Purchase of treasury stock					(9.7)	(9.7)
Restricted stock grants and other		0.7			3.4	4.1
401(k) matching contribution		(0.6)			2.7	2.1
Stock-based compensation related to options		4.1				4.1
Pension adjustments, net of tax				(12.7)		(12.7)
Cash flow hedging, net of tax				0.8		0.8
Balance as of December 31, 2011	$0.4	$1,107.8	$(200.1)	$(72.6)	$(111.8)	$723.7
Net loss			(340.7)			(340.7)
Purchase of treasury stock					(6.5)	(6.5)
Restricted stock grants and other		(1.0)			4.4	3.4
401(k) matching contribution		(1.0)			4.0	3.0
Stock-based compensation related to options		3.6				3.6
Net change in cumulative translation adjustment				(1.7)		(1.7)
Pension adjustments, net of tax				(1.0)		(1.0)
Cash flow hedging, net of tax				1.1		1.1
Issuance of treasury stock for acquisition		(56.8)			72.3	15.5
Balance as of December 31, 2012	$0.4	$1,052.6	$(540.8)	$(74.2)	$(37.6)	$400.4
Net loss			(44.4)			(44.4)
Purchase of treasury stock					(2.5)	(2.5)
Restricted stock grants and other		(4.2)			7.9	3.7
401(k) matching contribution		(3.6)			5.3	1.7
Stock-based compensation related to options		2.9				2.9
Net change in cumulative translation adjustment				(4.5)		(4.5)
Pension adjustments, net of tax				16.2		16.2
Cash flow hedging, net of tax				(0.3)		(0.3)
Balance as of December 31, 2013	$0.4	$1,047.7	$(585.2)	$(62.8)	$(26.9)	$373.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Cash Flows from Operating Activities:
Net loss	$(44.4)	$(340.7)	$(46.7)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23.7	35.8	36.7
Stock-based compensation	6.9	7.3	7.5
Deferred income taxes and valuation allowance	(4.7)	5.7	(2.9)
Goodwill, intangible and other asset impairments	7.1	285.7	8.6
Inventory write-offs	2.7	2.3	9.1
Pension settlement	2.1	2.4	3.1
Changes in fair value of contingent consideration	(0.6)	(8.6)	—
Loss on UK pension settlement	10.6	—	—
Gain on sale of land	(9.8)	—	—
Other, net	(6.9)	2.9	11.8
Changes in operating assets and liabilities:
Accounts receivable	48.8	23.7	28.0
Inventories	64.2	45.8	(12.2)
Other assets	7.8	(9.1)	1.3
Accounts payable	(63.3)	(44.0)	(17.7)
Accrued payroll and other liabilities	(29.6)	(17.7)	(47.1)
Restricted cash	7.5	—	4.2
Net cash used in operating activities	22.1	(8.5)	(16.3)
Cash Flows from Investing Activities:
Capital expenditures	(7.0)	(10.2)	(7.3)
Proceeds from sale of assets and business	11.0	1.4	—
Recovery of investments	0.2	0.9	—
Acquisitions, net of cash acquired	1.6	(103.8)	(47.0)
Purchase of tradename	—	(4.0)	—
Net cash used in investing activities	5.8	(115.7)	(54.3)
Cash Flows from Financing Activities:
Purchase of treasury stock	(2.5)	(6.5)	(9.7)
Debt issuance costs	(0.4)	(2.4)	—
Debt borrowings	4.9	25.0	—
Debt repayments	(4.9)	(5.0)	—
Contingent consideration payments	(0.5)	(1.2)	—
Exercise of stock options	—	—	0.6
Net cash provided by (used in) financing activities	(3.4)	9.9	(9.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.1)	(2.1)
Net change in cash and cash equivalents	23.9	(114.4)	(81.8)
Cash and cash equivalents — beginning of period	108.7	223.1	304.9
Cash and cash equivalents — end of period	$132.6	$108.7	$223.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation
Background
Imation Corp., a Delaware corporation, was formed in 1996 as a result of the spin-off of substantially all of the businesses which comprised the data storage and imaging systems groups of 3M Company. As used herein, the terms “Imation,” “the Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries and consolidated entities unless the context indicates otherwise. Imation is a global data storage and data security company. Our products and solutions help organizations and individuals store, manage and protect their digital content. Imation's storage and security portfolio includes NexsanTM high-density, archive and solid-state optimized unified hybrid storage solutions; IronKeyTM mobile security solutions that address the needs of professionals for secure data transport and mobile workspaces; and consumer storage solutions, audio products and accessories sold under the ImationTM, MemorexTM and TDK Life on RecordTM brands. Imation reaches customers in more than 100 countries through a powerful global distribution network.
Basis of Presentation
The financial statements are presented on a consolidated basis and include the accounts of the Company and our wholly-owned subsidiaries. See Note 2 - Summary of Significant Accounting Policies for further information regarding consolidation. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All significant inter-company transactions have been eliminated.
The results of operations for our XtremeMac™ and Memorex™ consumer electronics businesses are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented. See further discussion of these divestitures in the discussion of our Strategic Transformation below.
During the fourth quarter of 2012, we announced the acceleration of our strategic transformation, including the realignment of our global business into two new business units, a cost reduction program and our increased focus on data storage and data security including exploring strategic options for our consumer electronics brands and businesses. As our traditional media businesses were declining, we determined that we needed to accelerate our business transformation. During the first quarter of 2013 we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The divestiture of our Memorex consumer electronics business occurred on October 15, 2013 and the divestiture of our XtremeMac business occurred on January 31, 2014. See Note 4 - Acquisitions and Divestitures for further information on these divestitures. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand are being retained.
The realignment of our global business into two new business units better aligns the Company with our key consumer and commercial channels. The two business units consist of Consumer Storage and Accessories (CSA), which focuses mainly on retail channels; and Tiered Storage and Security Solutions (TSS), which focuses on small and medium business, enterprise and government customers. In the first quarter of 2013, we revised our segment reporting to reflect these changes into these two new reporting segments. See Note 14 - Business Segment Information and Geographical Data for more information on our business segments.
In October 2012, the Board of Directors approved our Global Process Improvement Restructuring Program (GPI Program) in order to realign our business structure and reduce operating expenses in excess of 25 percent over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. See Note 7 - Restructuring and Other Expense for more information on this restructuring program.
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
Foreign Currency. For our international operations where the local currency has been determined to be the functional currency, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Income and expense items are translated at average foreign exchange rates prevailing during the year. Gains and losses from foreign currency transactions are included in our Consolidated Statements of Operations.
Cash Equivalents. Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. The carrying amounts reported in our Consolidated Balance Sheets for cash equivalents approximate fair value.
Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other assets on our Consolidated Balance Sheets. We did not have any restricted cash as of December 31, 2013 and had $7.5 million of restricted cash as of December 31, 2012.
Trade Accounts Receivable and Allowances. Trade accounts receivable are stated net of estimated allowances, which primarily represent estimated amounts associated with customer returns, discounts on payment terms and the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in our Consolidated Statements of Operations. In general, accounts which have entered into an insolvency action, have been returned by a collection agency as uncollectible or whose existence can no longer be confirmed are written off in full and both the receivable and the associated allowance are removed from our Consolidated Balance Sheet. If, subsequent to the write-off, a portion of the account is recovered, it is recorded as a reduction of bad debt expense in our Consolidated Statements of Operations at the time cash is received.
Inventories. Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. We provide estimated inventory write-downs for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of estimated net realizable value.
Derivative Financial Instruments. We recognize all derivatives on the balance sheet at their estimated fair value. Fair value of our derivative contracts with durations of twelve months or less are classified as current and durations of greater than twelve months as non-current. Changes in the estimated fair value of derivatives that are not designated as, and qualify for, hedge accounting are recorded in our results of operations. We do not hold or issue derivative financial instruments for speculative or trading purposes and we are not a party to leveraged derivatives. If a derivative is designated as, and qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive loss in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses are generally recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains or losses included in non-operating expenses for foreign denominated payables and receivables-related hedge transactions. Cash flows attributable to these derivatives are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is immediately recognized in our Consolidated Statements of Operations. See Note 12 - Fair Value Measurements for more information on our derivative financial instruments.
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
Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 10 to 20 years for buildings and 5 to 10 years for machinery and equipment. Leasehold and other improvements are amortized over the remaining life of the lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense from continuing operations was $9.4 million, $7.5 million and $9.6 million for 2013, 2012 and 2011, respectively.
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
Goodwill.  Goodwill is the excess of the cost of an acquired entity over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually as of November 30, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we determine in this assessment that the fair value of the reporting unit is more than its carrying amount we may conclude that there is no need to perform the Step 1 of the impairment test. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing Step 1 of the goodwill impairment test.
Step 1 of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. If fair value is deemed to be less than carrying value, the Step 2 of the impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of the reporting unit's goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit's assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit's fair value and the fair values assigned to the reporting unit's individual assets and liabilities is the implied fair value of the reporting unit's goodwill. See Note 6 - Intangible Assets and Goodwill for further information on our goodwill and impairment testing.
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
Revenue Recognition.  We sell a wide range of data storage, mobile security and consumer storage solutions audio products and accessories. Net revenue consists primarily of data storage, mobile security, magnetic, optical, flash media, consumer electronics and accessories sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, installation has been completed (if applicable) or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Non-income based taxes collected from customers and remitted to governmental authorities are also recorded as revenue and include levies and various excise taxes, mainly in non-U.S. jurisdictions. These taxes included in revenue in 2013, 2012, and 2011 were $10.3 million, $13.8 million, and $20.3 million, respectively.
The majority of the Company’s storage and security solutions products have both software and non-software components that together deliver the products’ essential functionality. The software is embedded within the hardware and sold together as a single storage solution to the customer. Accordingly, the software and non-

software components do not qualify as separate units of accounting as prescribed in Accounting Standards Codification (ASC) 605-25 and are combined as a single unit of accounting. There are no situations where revenue is recognized separately for software.
We also offer services in conjunction with our storage and security solutions products which may include installation, training, hardware maintenance and software support. For such services that are determined to be essential to the functionality of the product, such as certain installation services, the product and services do not qualify as separate units of accounting as prescribed in ASC 605-25 and are combined as a single unit of accounting. In situations where the sale of our storage and security solutions products and associated services qualify as multiple element arrangements, we allocate arrangement consideration to each unit of accounting based on its relative selling price and revenue is recognized for each element when all of the criteria for revenue recognition for such elements have been met.
Revenue associated with stand-alone service arrangements (such as maintenance arrangements) that are sold separately is recorded ratably over the service period.
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
Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue or accounts receivable in 2013, 2012, or 2011.
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
Stock-Based Compensation.  Stock-based compensation awards classified as equity awards are measured at fair value at the date of grant and expensed over their vesting or service periods. We also have stock appreciation rights outstanding which are considered liability awards as the settlement of these awards, if they were to vest, would be in cash. If these awards were determined to be probable, we would record the estimated fair value of such awards as a liability and remeasure their estimated value each reporting period.
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

Management has assessed the potential impact of accounting standards that have been issued but are not yet effective and has we do not believe that any other such standards will have a material impact to our Consolidated Financial Statements.

Note 3 — (Loss) Earnings per Common Share
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(24.4)	$(324.8)	$(35.2)
Loss from discontinued operations	(20.0)	(15.9)	(11.5)
Net loss	$(44.4)	$(340.7)	$(46.7)
Denominator:
Weighted average number of common shares outstanding during the period	40.5	37.5	37.7
Dilutive effect of stock-based compensation plans	—	—	—
Weighted average number of diluted shares outstanding during the period	40.5	37.5	37.7

Basic loss per common share:
Continuing operations	$(0.60)	$(8.67)	$(0.93)
Discontinued operations	(0.49)	(0.42)	(0.31)
Net loss	(1.10)	(9.09)	(1.24)
Diluted loss per common share:
Continuing operations	$(0.60)	$(8.67)	$(0.93)
Discontinued operations	(0.49)	(0.42)	(0.31)
Net loss	(1.10)	(9.09)	(1.24)
Anti-dilutive shares excluded from calculation	6.1	6.3	5.4
Note 4 — Acquisitions and Divestitures
Acquisitions
Nexsan Corporation
On December 31, 2012, we acquired Nexsan Corporation (Nexsan) which is a provider of disk-based storage systems and has a portfolio of disk-based and hybrid disk-and-solid-state storage systems with existing customers worldwide. This acquisition is intended to significantly accelerate our growth in the small and medium-sized business and distributed enterprise storage markets. The purchase price consisted of a cash payment of $104.6 million (subject to adjustment based primarily on working capital received) and 3,319,324 shares of our common stock which was the equivalent of $15.5 million based on the fair value of our stock on the date of acquisition. Nexsan is a part of our TSS reporting segment.
The preliminary purchase price allocation during the fourth quarter of 2012 resulted in goodwill of $65.5 million, primarily attributable to strategic synergies and intangible assets that do not qualify for separate recognition and is not deductible for tax purposes. During 2013, we recorded an adjustment to the purchase price related to working capital in the amount of $1.6 million. This adjustment resulted in a decrease to goodwill and a cash receipt for this amount. Goodwill associated with the acquisition of Nexsan is included in our Storage Solutions reporting unit, which consists primarily of the Nexsan business, for the purposes of goodwill impairment testing. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill. The purchase accounting for this acquisition was final as of December 31, 2013. The purchase price remained preliminary prior to December 31, 2013 pending final evaluation of income tax balances of which there were no further adjustments upon finalization of these balances. The following table illustrates our allocation of the purchase price to the assets acquired and liabilities assumed as of December 31, 2013:

Amount
(In millions)
Cash	$0.8
Accounts receivable	14.6
Inventory	6.9
Prepaid and other	9.0
Property, plant and equipment	5.2
Intangible assets	42.6
Goodwill	63.9
Other assets	0.6
Accounts payable	(5.3)
Accrued expenses	(10.0)
Deferred revenue - current	(4.3)
Deferred revenue - non-current	(2.5)
Other long-term liabilities	(3.0)
$118.5
Of the $120.1 million of consideration paid in 2012, approximately $11.9 million was paid directly to creditors of Nexsan in full satisfaction of Nexsan obligations that were required to be repaid at the time of closing based on the merger agreement.
Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
		Average
	Amount	Life
	(In millions)
Trade names	$3.1	5 years
Other - developed technology	19.4	3-7 years
Other - research and development technology	1.7	NA
Customer relationships	18.4	12 years
	$42.6
Nexsan did not contribute to the revenue or earnings of Imation for the year ended December 31, 2012, as it was acquired on December 31, 2012. The following unaudited supplemental pro forma information is provided for illustrative purposes only, giving effect to the combination as if the acquisition of Nexsan had occurred on January 1, 2011 and should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Pro Forma Year End
	December 31
	(Unaudited)
	2012	2011
	(In millions)
Net revenue	$1,088.7	$1,247.2
Loss from continuing operations	$(328.5)	$(44.7)
The unaudited pro forma amounts have been calculated as if the acquisition had occurred on January 1, 2011 and include the following adjustments: (i) additional amortization expense of $5.1 million for each of the years ended December 31, 2012 and 2011 that would have been recorded for the intangible assets recognized as part of the acquisition, (ii) adjustment of $0.6 million and $1.1 million and for the years ended December 31, 2012 and 2011, respectively, associated with the deferred revenue recorded as part of the purchase accounting for the acquisition, (iii) the elimination of transaction related variable compensation expense of $15.4 million for the year ended December 31, 2012, recognized as a result of the acquisition, (iv) the elimination of interest expense of $0.9 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively, related to Nexsan debt obligations that were repaid upon closing of the acquisition and (v) the elimination of transaction costs incurred of $4.3 million for the year ended December 31, 2012 directly associated with the acquisition of Nexsan. Pro forma loss from continuing operations has also been calculated to reflect estimated adjustments to Imation’s income tax provision as if the acquisition had occurred on January 1, 2011. There were no material pro forma adjustments necessary as a result of conforming Nexsan’s accounting policies to those utilized by Imation.
IronKey Systems, Inc.
On October 4, 2011, we acquired the secure data storage hardware business of IronKey Systems Inc. (IronKey) for a cash payment of $19.0 million. During 2012, we purchased the IronKey license for its secure storage management software and service and the IronKey brand for secure storage products for $4.0 million (we held a license for brand use in 2011 with the acquisition of IronKey). IronKey is a part of our TSS reporting segment.
The purchase price allocation resulted in goodwill of $9.4 million, primarily attributable to expected strategic synergies and intangible assets that do not qualify for separate recognition and is deductible for tax purposes. Goodwill associated with the acquisition of IronKey is included in our Mobile Security reporting unit for the purposes of goodwill impairment testing. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill. During 2012, we recorded an adjustment to the purchase price related to working capital in the amount of $0.6 million. As the purchase accounting for this acquisition was finalized in 2011, the adjustment was recorded as a charge to restructuring and other in our Consolidated Statements of Operations. The comparability of our results with this acquisition was not materially impacted and therefore, pro forma disclosures have not been presented.
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
Memory Experts International, Inc. (MXI Security)

On June 4, 2011, we acquired the assets of MXI Security, a leader in high-security and privacy technologies, from Memory Experts International Inc., (MXI). MXI sells encrypted and biometric USB drives, encrypted and biometric hard disk drives, secure portable desktop solutions, and software solutions. MXI products contain various security features such as password authentication, encryption and remote manageability. The purchase price consisted of a cash payment of $24.5 million and contingent consideration for potential additional future payments of up to $45.0 million (considered to have an estimated fair value of $9.2 million at the time of the acquisition) for a total purchase price of $33.7 million. MXI is a part of our TSS reporting segment.
The purchase price allocation resulted in goodwill of $21.9 million, primarily attributable to expected strategic synergies and intangible assets that do not qualify for separate recognition and is deductible for tax purposes. Goodwill associated with MXI is included in our Mobile Security reporting unit for the purposes of goodwill impairment testing. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill. The comparability of our results with this acquisition was not materially impacted and therefore, pro forma disclosures have not been presented.
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
	$10.6
During 2012, the MXI trademark was abandoned due to consolidation of our brands and we recorded a charge of $0.6 million in our Consolidated Statement of Operations.
The amount of contingent consideration for this acquisition was based on incremental gross profit (revenue less cost of goods sold) and gross margin percent from MXI branded products, IronKey products and all other Mobile Security branded products, as well as future Imation mobile security products.
During 2012 and 2013, we remeasured the estimated fair value of any contingent consideration each reporting period. At December 31, 2012, our estimated fair value of this contingent consideration obligation was determined to be $0.6 million. The decrease in the fair value of this contingent consideration obligation from December 31, 2011 was $8.6 million which was recorded as a benefit in restructuring and other in our Consolidated Statements of Operations. During 2013, the contingent consideration agreement expired and the criteria for the contingent consideration payments were not achieved. Therefore, the associated liability was adjusted to zero and we recorded a benefit of $0.6 million in restructuring and other in our Consolidated Statements of Operations.
We used the income approach in calculating the fair value of our contingent consideration during the period in which this arrangement was outstanding.
BeCompliant Corporation (doing business as Encryptx)

On February 28, 2011 we acquired substantially all of the assets of BeCompliant Corporation, doing business as Encryptx (Encryptx), a technology leader in encryption and security solutions for removable storage devices and removable storage media. The purchase price was $2.3 million, consisting of a cash payment of $1.0 million and the estimated fair value of future contingent consideration of $1.3 million. Encryptx is a part of our TSS reporting segment.
The purchase price allocation resulted in goodwill of $1.6 million, primarily attributable to expected strategic synergies and intangible assets that do not qualify for separate recognition and is deductible for tax purposes. Goodwill associated with MXI is included in our Mobile Security reporting unit for the purposes of goodwill impairment testing. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill. During 2013 and 2012 we paid contingent consideration payments of $0.8 million and $0.7 million, respectively, based on certain milestones. The contingent consideration arrangement expired in 2013 and, as a result, the contingent consideration liability is zero as of December 31, 2013.
Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand are being retained. These divestitures are part of the acceleration of our strategic transformation that we announced during the fourth quarter of 2012 in conjunction with our plan to increase focus on data storage and data security and were included in our CSA reporting segment. As a part of exiting these disposal groups, we are selling the assets directly associated with these businesses, which primarily include inventory, tooling and intangible assets. As a result of this decision, beginning in the first quarter of 2013, we classified these assets as held-for-sale which is included in other current assets on our Consolidated Balance Sheets.
On October 15, 2013 we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration consisting of two separate receivables from the purchaser. The first is a $3.8 million note receivable that required a $0.9 million payment in December 2013 with the remainder to be paid by March 31, 2014. We received the required $0.9 million cash payment during the fourth quarter of 2013, leaving a $2.9 million note receivable balance as of December 31, 2013 which is recorded in other assets on our Consolidated Balance Sheets. The second receivable is for $5.5 million and does not bear interest. This receivable requires payments between 2014 and 2018 in increasing annual increments (ranging from $0.2 million in 2014 to $2.2 million in 2018). We recorded this receivable at its estimated fair value which was calculated to be $4.0 million and as of December 31, 2013, $0.2 million and $3.8 million are recorded in other current assets and other assets, respectively, on our Consolidated Balance Sheets. The sale of this business resulted in a net gain of $0.9 million which was recorded as an element of discontinued operations as of December 31, 2013. Our arrangement for the sale of this business also provides Imation with the ability to receive additional consideration through 2018 to the extent the purchaser’s sales exceed certain thresholds. We will record this additional consideration, if any, only upon these sales levels being achieved by the purchaser in the future.
We use the income approach in calculating the fair value of the $5.5 million non-interest bearing receivable associated with this acquisition. Our expected cash flows are affected by various significant assumptions, including the discount rate and cash flow projections. Our valuation as of December 31, 2013 utilized a discount rate of 9.0 percent.
On January 31, 2014 we completed the sale of the XtremeMac business. The sales price consisted of $0.3 million of cash consideration received at closing and an interest-bearing note receivable of $0.3 million due on December 15, 2015. The sales price also includes additional cash consideration estimated at $3.0 million to be received based on the proceeds the purchaser is able to achieve from selling the acquired inventory. Based on the estimated value of the expected total consideration received, we adjusted the carrying value of the XtremeMac disposal group as of December 31, 2013, and recorded a charge of $1.2 million in the fourth quarter of 2013 bringing our total full-year 2013 impairment charge associated with this disposal group to $6.7 million. The impairment charge is recorded as an element of discontinued operations.
The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that will be eliminated from ongoing operations. See Note 7 - Restructuring and Other for disclosure of severance expense that was recorded relating to these planned divestitures. As of December 31, 2013, the XtremeMac assets are classified as held-for-sale.
The key components of the results of discontinued operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net revenue	$40.7	$92.9	$123.8

Gain on sale of discontinued businesses, net of income taxes	$0.9	$—	$—
Loss from operations of discontinued businesses, before income taxes	(14.2)	(17.7)	(12.7)
Adjustment to carrying value of disposal group	(6.7)	—	—
Income tax benefit	—	(1.8)	(1.2)
Loss from discontinued businesses, net of income taxes	$(20.0)	$(15.9)	$(11.5)
We had $5.2 million and $2.5 million of assets classified as held for sale as of December 31, 2013 and 2012, respectively.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided in the tables that follow.

	As of December 31,
	2013	2012
	(In millions)
Inventories
Finished goods	$76.3	$146.9
Work in process	2.9	6.4
Raw materials and supplies	5.1	12.7
Total inventories	$84.3	$166.0
Property, Plant and Equipment
Land	$1.2	$1.2
Buildings and leasehold improvements	95.4	95.0
Machinery and equipment	104.0	124.8
Construction in progress	1.1	1.6
Total	201.7	222.6
Less accumulated depreciation	(150.1)	(163.7)
Property, plant and equipment, net	$51.6	$58.9

Accounts
Receivable*
(In millions)
Reserves and Allowances
Balance, as of December 31, 2010	$20.6
Additions	10.5
Write-offs, net of recoveries	(12.7)
Balance, as of December 31, 2011	$18.4
Additions	10.3
Write-offs, net of recoveries	(10.7)
Balance, as of December 31, 2012	$18.0
Additions	6.6
Write-offs, net of recoveries	(10.1)
Balance, as of December 31, 2013	$14.5

*Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and the inability of certain customers to make the required payment.
Other current liabilities (included as a separate line item in our Consolidated Balance Sheet) includes rebates payable of $33.2 million and $44.8 million at December 31, 2013 and 2012, respectively.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

	Trade Names	Software	Customer Relationships	Other	Total
	(In millions)
December 31, 2013
Cost	$34.3	$58.5	$20.4	$26.3	$139.5
Accumulated amortization	(9.2)	(53.3)	(2.1)	(6.3)	(70.9)
Intangible assets, net	$25.1	$5.2	$18.3	$20.0	$68.6
December 31, 2012
Cost	$37.7	$58.4	$21.2	$26.8	$144.1
Accumulated amortization	(6.0)	(52.0)	(1.0)	(3.2)	(62.2)
Intangible assets, net	$31.7	$6.4	$20.2	$23.6	$81.9
For purposes of long-lived asset impairment assessments, we have generally determined our asset groups to be at the level of each brand as this is the lowest level for which identifiable cash flows are available and are largely independent of the cash flows of other assets. Each reporting period, we review our long-lived assets and associated asset groups to determine if there is a triggering event which would require that we perform an impairment test.
2013 Intangible Asset Analysis
As a part of our annual goodwill impairment test for our Storage Solutions and Mobile Security reporting units (as further discussed below), we also tested for impairment the long-lived assets, including intangible assets, within the asset groups included in our Mobile Security and Storage Solutions reporting units. In performing these tests, we compared the carrying values of these asset groups with their estimated undiscounted future cash flows and determined that the undiscounted cash flows expected to be generated by the asset groups exceeded their carrying values resulting in no impairment. There were no interim triggering events that occurred during 2013 that warranted an impairment test to be performed on our long-lived assets (including intangible assets) other than goodwill.
2012 Intangible Asset Analysis
During the second and third quarters of 2012, as noted below under our 2012 goodwill analysis discussion, we performed interim goodwill impairment testing for our Mobile Security business (referred to as our Americas-Mobile Security business in 2012) due to changes in the timing of expected cash flows and lower than expected short-term revenues and gross margins. We also determined these factors to be an event that warranted interim tests as to whether our intangible assets associated with the Mobile Security business were impaired. Based on our impairment analysis performed in the second and third quarters of 2012, we concluded that we did not have an impairment of our intangible assets in the Mobile Security asset group at those times.
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

We compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain asset groups exceeded the undiscounted cash flows expected to be generated by the asset group. For those asset groups, we then compared the carrying value of the asset group to its estimated fair value to determine the amount by which our long-lived assets (primarily intangible assets) within the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $260.5 million in our Consolidated Statements of Operations for the year ended December 31, 2012. During 2013, the impairment charge of $8.7 million that related to our Memcorp Asset Group was reclassified to discontinued operations and thus the 2012 impairment charge from continuing operations in our Consolidated Statement of Operations as of December 31, 2013 is reported as $251.8 million. See Note 4 - Acquisitions and Divestitures for more information on our discontinued operations.
The impairment of these intangible assets was accounted for in accordance with ASC 360-10. The following illustrates the carrying values, estimated fair values and impairment losses recorded, by asset group, associated with the fourth quarter 2012 impairment charge:

	Carrying Value	Estimated Fair Value	Impairment
	(In millions)
Memorex Asset Group	$164.1	$8.6	$155.5
TDK Asset Group	96.7	6.3	90.4
Memcorp Asset Group	8.7	—	8.7
Imation Asset Group	5.9	—	5.9
Total			$260.5
The intangible assets included within each of the above asset groups (all of which were impaired) consisted primarily of trade names, customer lists and intellectual property relating to each brand. The remaining intangible assets within the Memorex and TDK asset groups as of December 31, 2012 subsequent to the impairment charge consisted of trade names.
In reviewing these asset groups to determine whether a triggering event had occurred which would require an impairment test, we assessed factors impacting the asset groups including our views associated with changes in the estimated future cash flows associated with each of our asset groups. Revenues for the Memorex, TDK and Imation asset groups are derived primarily from sales of optical and magnetic media with each asset group having its own separately identifiable stream of cash flows. Revenues for the Memcorp asset group are derived primarily from sales of consumer electronics under the Memorex brand name. During the fourth quarter of 2012, the magnitude of decline in certain of our key product lines across the aforementioned asset groups widened and, at that time, we determined that we now expected this rate of decline to continue into the foreseeable future. This determination resulted in our decision in the fourth quarter of 2012 to accelerate our strategic transformation (as further described in Note 1 - Basis of Presentation) and to further focus our efforts on our growth categories in data storage and data security. As a result of this determination in the fourth quarter of 2012, we revised our revenue forecast and projected cash flows and accordingly, concluded that a triggering event to test our long-lived assets for impairment had occurred.
As a part of this analysis, we also re-assessed the useful lives of any remaining intangible assets, excluding the intangible assets acquired in the recent Nexsan acquisition, and adjusted the remaining lives as necessary.
Also during 2012, we accelerated the amortization of several intangible assets due to certain business decisions to abandon the intangible assets during year. The total charge for the accelerated amortization of these intangible assets was $1.9 million which was recorded in restructuring and other in our Consolidated Statements of Operations.
As of December 31, 2013, we had $66.9 million of definite-lived intangible assets subject to amortization and $1.7 million of indefinite-lived intangible assets not subject to amortization. While we believe that the current carrying value of these assets is recoverable, different assumptions regarding future performance of our businesses could result in significant impairment losses.
Amortization expense from continuing operations for intangible assets consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Amortization expense	$13.2	$23.9	$22.2
Based on the intangible assets in service as of December 31, 2013, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2014	2015	2016	2017	2018
	(In millions)
Amortization expense	$12.6	$11.9	$8.5	$7.7	$6.3
Goodwill
The following table presents the changes in goodwill allocated to our reportable segments:

	TSS	CSA	Total
	(In millions)
Balance as of December 31, 2011:
Goodwill	$135.8	$49.4	$185.2
Accumulated impairment losses	(104.5)	(49.4)	(153.9)
	31.3	—	31.3

Nexsan acquisition	65.5	—	65.5
Goodwill impairment	(23.3)	—	(23.3)
Balance as of December 31, 2012:
Goodwill	201.3	49.4	250.7
Accumulated impairment losses	(127.8)	(49.4)	(177.2)
	73.5	—	73.5

Nexsan purchase price adjustment	(1.6)	—	(1.6)
Foreign currency translation	0.2	—	0.2
Balance as of December 31, 2013:
Goodwill	199.9	49.4	249.3
Accumulated impairment losses	(127.8)	(49.4)	(177.2)
	$72.1	$—	$72.1
See Note 4 - Acquisitions for information on goodwill acquired in the Nexsan acquisition during 2012.
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. Our reporting units for goodwill are the Mobile Security reporting unit and the Storage Solutions reporting unit which are one level below our TSS reporting segment. We do not have any goodwill in our CSA operating segment. Goodwill resulting from the acquisition of the MXI Security and IronKey businesses is allocated to the Mobile Security reporting unit. Goodwill resulting from the acquisition of Nexsan is allocated to the Storage Solutions reporting unit.
2013 Goodwill Analysis
During the fourth quarter of 2013, we performed our annual impairment testing of goodwill for our Mobile Security and Storage Solutions reporting units. In performing Step 1 of these tests, we compared the estimated fair value of these reporting units to their carrying value. These impairment tests resulted in no impairment of goodwill as the estimated fair value of each reporting unit exceeded the carrying value in Step 1 of the impairment tests by 25.7 percent and 34.2 percent, for the Storage Solutions and Mobile Security reporting units, respectively. There were no triggering events that occurred during 2013 that warranted an interim goodwill impairment test to be performed.
In determining the estimated fair value of the reporting units, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts and the market approach, a valuation technique that provides an estimate of the value of the reporting unit based on a comparison to other similar businesses. Our expected cash flows are affected by various significant assumptions, including projected revenue, gross margin and expense expectations, terminal growth rate and a discount rate. Our analyses utilized discounted forecasted cash flows of a ten year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for these cash flow assumptions. The analysis utilized discount rates of 13.5 percent and 15.5 percent depending on the reporting unit and a terminal growth rate of 3.0 percent.
2012 Goodwill Analysis
During the second and third quarters of 2012, we adjusted our internal financial forecast for our Mobile Security reporting unit (referred to as our Americas-Mobile Security reporting unit in 2012) due to changes in the timing of expected cash flows and lower than expected short-term revenues and gross margins. As we considered these factors to be an event that warranted an interim test as to whether the goodwill was impaired we performed an impairment test as of each of these periods. These impairment tests resulted in no impairment of goodwill as the estimated fair value of the reporting units exceeded the carrying value in Step 1 of the impairment tests by 43.3 percent and 17.7 percent, during the second and third quarter of 2012, respectively. During the fourth quarter of 2012, our internal financial forecast for our Mobile Security reporting unit was again adjusted with further declines in our revenue and gross margin projections resulting from lower expectations in the high-security market segment. In accordance with our policy, we performed our annual assessment of goodwill in the Mobile Security reporting unit during the fourth quarter of 2012 and, as a result of this assessment, it was determined that the carrying value of our Mobile Security reporting unit exceeded its estimated fair value as our internal financial forecasts were again lowered. Accordingly, we performed Step 2 of the goodwill impairment test which compared the implied value of the goodwill associated with Mobile Security to the carrying value of such goodwill. Based on this analysis, the carrying value of the Mobile Security goodwill exceeded its implied value and, consequently, we recorded an impairment charge of $23.3 million in our Consolidated Statements of Operations.
In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts and the market approach, a valuation technique that provides an estimate of the value of the reporting unit based on a comparison to other similar businesses. Our expected cash flows are affected by various significant assumptions, including projected revenue, gross margin and expense expectations, terminal growth rate and a discount rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The analysis utilized a discount rate of 16.0 percent and a terminal growth rate of 2.5 percent.
The goodwill assigned to our Storage Solutions reporting unit from the acquisition of Nexsan was not tested for impairment during 2012 as it was acquired on December 31, 2012 and represents fair value based on the acquisition.
During 2011, we determined that the $1.6 million of carrying value of goodwill in the Mobile Security reporting unit as a result of acquisition of the assets of Encryptx was fully impaired and as a result, a $1.6 million charge was recorded in 2011 in our Consolidated Statements of Operations.
Note 7 — Restructuring and Other Expense
Restructuring expenses generally include severance and related charges, lease termination costs and other costs related to restructuring programs. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. Generally, these charges are reflected in the period in which the Board approves the associated actions, the actions are probable and the amounts are estimable which may occur prior to the communication to the affected employee(s). This estimate takes into account all information available as of the date the financial statements are issued. Severance amounts, for which affected employees were required to render service in order to receive benefits at their termination dates, are measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.
2012 Global Process Improvement Restructuring Program

On October 22, 2012, the Board of Directors approved our GPI Program in order to realign our business structure and reduce operating expenses in excess of 25 percent over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. As of December 31, 2013 we have reduced operating expenses by approximately 30 percent, not considering the incremental operating expense from the acquisition of Nexsan, and we have reduced our global workforce by over 20 percent under the GPI Program.
Other Prior Programs Substantially Complete
We have two additional programs, as described further below, that were initiated in prior years and are now substantially complete.
The 2011 Corporate Program was initiated during the first quarter of 2011 to rationalize certain product lines, increase efficiency and gain greater focus in support of our go-forward strategy. Major components of the program included charges associated with certain benefit plans, improvements to our global sourcing and distribution network, costs associated with further rationalization of our product lines and evolution of our skill sets to align with our announced strategy. At December 31, 2012, we had approximately $15 million of authorized spending amounts remaining related to this program. At December 31, 2012, this remaining authorization was transferred and added to the GPI Program and any future charges, as well as the remaining spend relating to the 2011 Corporate Program, will be accounted for under the 2012 GPI Program.
The 2011 Manufacturing Redesign Restructuring Program (2011 Manufacturing Program) was initiated during the first quarter of 2011 to rationalize certain product lines and discontinue tape coating operations at our Weatherford, Oklahoma facility and subsequently close the facility.
The components of our restructuring and other expense and other certain expenses included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Restructuring
Severance and related	$2.1	$16.9	$7.0
Lease termination costs	0.7	0.6	3.3
Other	2.4	2.2	1.1
Total restructuring	$5.2	$19.7	$11.4
Other
Settlement of UK pension plan (Note 9)	10.6	—	—
Gain on sale of fixed assets held for sale	(9.8)	(0.7)	—
Acquisition and integration related costs	2.8	3.7	2.6
Pension settlement/curtailment (Note 9)	2.1	2.4	2.5
Contingent consideration fair value adjustment (Note 4)	(0.6)	(8.6)	—
Intangible asset abandonment (Note 6)	—	1.9	—
Asset disposals	—	—	7.0
Other	1.0	2.7	(2.0)
Total	$11.3	$21.1	$21.5
Total restructuring charges of $5.2 million recorded for the year ended December 31, 2013 were all related to the GPI Program.
For the year ended December 31, 2012, we recorded restructuring charges of $14.9 million, primarily related to severance, under the GPI Program. Also during 2012, we recorded restructuring charges of $4.2 million under the 2011 Corporate Program primarily related to severance and $0.6 million of other restructuring charges under the 2011 Manufacturing Program.
For the year ended December 31, 2011, we recorded restructuring charges of $10.2 million, primarily related to severance and lease termination costs under the 2011 Corporate Program. Also during 2011, we recorded restructuring charges of $0.3 million for lease termination and modification costs and $0.9 million of site clean-up costs under the 2011 Manufacturing Program.
In addition to the restructuring charges recorded in restructuring and other, we recorded inventory write-offs of $2.7 million, $2.3 million and $9.1 million related to the planned rationalization of certain product lines as part of our restructuring programs, for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in cost of goods sold in our Consolidated Statements of Operations.
Since the inception of the GPI Program, we have recorded a total of $17.6 million of severance and related expenses, $5.0 million of inventory write-offs, $0.8 million of lease termination and modification costs, and $3.3 million of other charges.
Since the inception of the 2011 Corporate Program, we have recorded a total of $13.4 million of severance and related expenses, $3.5 million of lease termination and modification costs, $1.6 million of inventory write-offs, $0.3 million related to a pension curtailment charge and $0.9 million of other charges.
Activity related to the 2012 GPI Program accruals was as follows:

	Severance and Related	Lease Termination Costs	Other	Total
	(In millions)
Accrued balance at December 31, 2011	$—	$—	$—	$—
Charges	13.9	0.1	0.9	14.9
Usage	(0.1)	—	(0.1)	(0.2)
Currency impacts	—	—	—	—
Accrued balance at December 31, 2012	$13.8	$0.1	$0.8	$14.7
Transfer from 2011 Corporate Program	1.6	0.4	0.2	2.2
Charges	3.7	0.7	2.4	6.8
Usage	(16.9)	(0.7)	(2.5)	(20.1)
Currency impacts	—	(0.1)	(0.1)	(0.2)
Accrued balance at December 31, 2013	$2.2	$0.4	$0.8	$3.4
During the year ended December 31, 2013, severance expense of $1.6 million related to employees directly associated with the XtremeMac and Memorex consumer electronics businesses was recorded in discontinued operations. See Note 4 - Acquisitions and Divestitures for more information on our discontinued operations.
Other
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
Our Camarillo, California manufacturing facility ceased operations on December 31, 2008 and the facility, comprised of a building and property, was classified as held for sale. During 2011, in an effort to increase the salability of the property, we demolished the building which resulted in a $7.0 million loss on disposal during the period. On October 7, 2011 we entered into an agreement to sell the land for $10.5 million, contingent upon the change of certain zoning requirements for the land as well as other standard conditions. The land related to the facility continued to meet the criteria for held for sale accounting and, therefore, was classified in other current assets on our Consolidated Balance Sheet as of December 31, 2012 at a book value of $0.2 million. The sale was completed in December 2013, and the related gain of $9.8 million was recorded in restructuring and other expense during the fourth quarter.
Note 8 — Stock-Based Compensation

Stock compensation consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Stock compensation expense	$6.3	$6.6	$6.9
We have stock-based compensation awards outstanding under five plans (collectively, the Stock Plans). We have stock options outstanding under our 1996 Directors Stock Compensation Plan (Directors Plan) and stock options and restricted stock outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan), our 2005 Stock Incentive Plan (2005 Incentive Plan) and our 2008 Stock Incentive Plan (2008 Incentive Plan). We have stock options, restricted stock and stock appreciations rights (SARs) outstanding under our 2011 Stock Incentive Plan (2011 Incentive Plan). Restricted stock granted and stock option awards exercised are issued from our treasury stock. The purchase of treasury stock is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors.
No further shares are available for grant under the Directors Plan, the 2000 Incentive Plan, the 2005 Incentive Plan or the 2008 Incentive Plan. Stock-based compensation awards issued under these plans generally have terms of ten years and, for employees, vest over a four-year period. Awards issued to directors under these plans become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company's stock on the date of grant. As of December 31, 2013, there were 3,332,242 stock-based compensation awards outstanding that were issued under these plans and consist of stock options and restricted stock.
The 2011 Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Incentive Plan was amended and approved by our shareholders on May 8, 2013. The 2011 Incentive Plan permits the grant of stock options, SARs, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Incentive Plan is 6.0 million. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Incentive Plan have been granted; provided, however, that incentive stock options may not be granted after February 10, 2021.
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
During the year ended December 31, 2013, we granted 3.1 million SARs under the 2011 Incentive Plan to certain employees associated with our Nexsan and Mobile Security operations. These awards expire in five years and only vest when both of the market and performance conditions specified by the terms of the SARs are met. For the market conditions, based on the terms of the awards, 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $10 per share or more by December 31, 2016 and the remaining 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $15 per share or more by December 31, 2016. Additionally, for the performance condition, as a condition necessary for vesting, the net revenue of Nexsan or Mobile Security (depending on the award) must reach certain specified stretch targets by December 31, 2016. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to the stock priced at the date of grant. As of December 31, 2013 we have not recorded any compensation expense associated with these SARs based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
As of December 31, 2013 we had 3,231,617 of stock-based compensation awards consisting of stock options, restricted stock and SARs outstanding under the 2011 Incentive Plan. As of December 31, 2013 there were 2,168,693 shares available for grant under our 2011 Incentive Plan.
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
The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31:

	2013	2012	2011
Volatility	43%	45%	44%
Risk-free interest rate	1.05%	1.07%	2.13%
Expected life (months)	72	71	70
Dividend yield	—%	—%	—%
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(millions)
Outstanding December 31, 2010	4,916,088	$24.10	5.6	$0.7
Granted	1,401,163	9.41
Exercised	(45,429)	10.13
Canceled	(475,703)	35.11
Forfeited	(116,540)	14.34
Outstanding December 31, 2011	5,679,579	$19.87	6.0	$—
Granted	1,178,780	5.80
Exercised	—	—
Canceled	(752,415)	26.61
Forfeited	(287,472)	9.24
Outstanding December 31, 2012	5,818,472	$16.57	5.9	$—
Granted	1,034,406	3.85
Exercised	—	—
Canceled	(1,069,192)	25.22
Forfeited	(412,148)	7.13
Outstanding December 31, 2013	5,371,538	$13.11	6.1	$0.8
Of the options granted during the year ended December 31, 2013, 113,125 were performance-based options that vest based on the Company's performance against Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) targets for 2013, 2014, and 2015. Our 2013 performance was partially met and, accordingly, some of the options for 2013 vested. No performance-based options were granted during the years ended December 31, 2012 or 2011.
The aggregate intrinsic value of all outstanding stock options was $0.8 million, less than $0.1 million and $0.0 million as of December 31, 2013, 2012 and 2011, respectively. The intrinsic value of options exercised during 2011 was less than $0.1 million. The weighted average grant date fair value of options granted during the years 2013, 2012 and 2011 was $1.61, $2.53 and $4.15, respectively.
The following table summarizes exercisable options and options expected to vest as of December 31, 2013:

	Exercisable Options			Options Expected to Vest
		Weighted Average Remaining	Weighted Average		Weighted Average Remaining	Weighted Average
Range of Exercise	Stock	Contractual	Exercise	Stock	Contractual	Exercise
Prices	Options	Life (Years)	Price	Options	Life (Years)	Price
$3.48 to $6.16	287,915	8.1	$5.75	1,381,213	8.8	$4.57
$6.17 to $9.64	509,312	5.7	8.60	77,456	7.9	7.12
$9.65 to $19.20	1,325,913	5.6	10.10	355,502	7.0	9.96
$19.21 to $23.95	9,500	4.2	20.20	—	0.0	—
$23.96 to $28.70	521,320	3.2	24.49	—	0.0	—
$28.71 to $39.38	475,438	1.8	36.01	—	0.0	—
$39.39 to $41.75	228,775	1.5	41.24	—	0.0	—
$41.76 to $46.97	2,500	2.4	45.76	—	0.0	—
$3.48 to $46.97	3,360,673	4.7	$17.57	1,814,171	8.4	$5.73
Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $3.3 million and $3.8 million, respectively. This expense would result in related tax benefits of $0.9 million, $1.1 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance, and due to the valuation allowance, we did not recognize the related tax benefits in 2013, 2012 or 2011. As of December 31, 2013 there was $2.8 million of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 1.5 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2013, 2012 or 2011.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2010	739,196	$11.34
Granted	385,049	9.28
Vested	(274,934)	12.15
Forfeited	(54,265)	12.05
Nonvested as of December 31, 2011	795,046	$10.02
Granted	708,573	5.67
Vested	(321,103)	10.30
Forfeited	(156,712)	8.72
Nonvested as of December 31, 2012	1,025,804	$7.12
Granted	837,443	3.75
Vested	(561,099)	6.99
Forfeited	(109,827)	6.59
Nonvested as of December 31, 2013	1,192,321	$4.87
Of the restricted stock granted during the year ended December 31, 2013, 529,141 were performance-based restricted stock that vest based on the Company's cost reduction efforts and performance against EBITDA targets for 2013, 2014, and 2015. Our 2013 performance was partially met and, accordingly, some of the restricted stock for 2013 vested and will be issued subsequent to December 31, 2013. No performance-based restricted shares were granted during the years ended December 31, 2012 or 2011.

The total fair value of shares that vested during the years 2013, 2012 and 2011 was $3.9 million, $3.3 million and $3.3 million, respectively.
Total stock-based compensation expense associated with restricted stock relating to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 was $3.6 million, $3.3 million and $3.1 million, respectively. This expense would result in related tax benefits of $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance and due to the valuation allowance, we did not recognize the related tax benefit in 2013, 2012 and 2011. As of December 31, 2013 there was $3.1 million of total unrecognized compensation expense related to outstanding restricted stock. That expense is expected to be recognized over a weighted average period of 1.4 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2013, 2012 or 2011.
Note 9 — Retirement Plans
Pension Plans
We have various non-contributory defined benefit pension plans covering United States employees employed prior to January 1, 2010 and certain employees outside the United States, primarily in Germany and Japan. Total pension expense was $2.6 million, $2.0 million and $2.4 million in 2013, 2012 and 2011, respectively. The measurement date of our pension plans is December 31. During the twelve months ended December 31, 2013 we contributed $1.5 million to our worldwide pension plans. We presently anticipate contributing between $2 million and $4 million to fund our worldwide pension plans in 2014. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
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
For the U.S. plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant's account equal to six percent of that participant's eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credit contributions were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits will be made to a participant’s account balance after December 31, 2010. A monthly interest credit is made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 2.80 percent for 2013. In accordance with the annual update process, the interest credit rate will be 3.80 percent for 2014.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2013, 2012 and 2011 exceeded the service and interest costs associated with those years. As a result, a partial settlement event occurred in those years and, accordingly, we recognized a settlement loss of $2.1 million, $2.4 million and $2.5 million during 2013, 2012 and 2011, respectively. These settlement losses are included in restructuring and other in our Consolidated Statements of Operations.
The U.S. pension plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option.
We maintained a defined benefit pension plan located in the United Kingdom (UK Plan) for former employees with no current employees in the plan. During the third quarter of 2013 we settled our UK Plan by way of a transaction with Pension Insurance Corporation (PIC) whereby PIC fully assumed the projected benefit obligation and underlying plan assets. The net balance assumed by PIC represented an asset balance of $6.4 million and no cash consideration took place between Imation and PIC associated with this transaction. As a result of this transaction, we removed this net asset and related unrecognized net actuarial loss in other comprehensive loss and recorded a loss of $10.6 million in restructuring and other in our Consolidated Statements of Operations during the year ended December 31, 2013. Additionally, the settlement of the UK Plan resulted in the removal of a deferred tax liability related to the plan resulting in a $2.3 million credit to income tax expense for the year ended December 31, 2013. See Note 10 - Income Taxes for further discussion of the impact on the income tax rate. It is a standard practice in the United Kingdom (UK) for a review process by the UK government, entailing a review of the plan obligations and participant data, to occur upon a transaction such as this one involving a transfer of a pension plan. We expect that this government review will be completed within the next twelve months. Upon the conclusion of this regulatory review, we will record a true-up, if necessary, in the period in which it occurs.
The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit pension plans were as follows:

	United States		International
	As of December 31,		As of December 31,
	2013	2012	2013	2012
	(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$88.3	$92.2	$63.4	$55.6
Service cost	—	—	0.5	0.6
Interest cost	3.3	3.2	2.0	2.2
Actuarial (gain) loss	(1.7)	2.2	(4.7)	6.9
Benefits paid	(2.0)	(1.9)	(3.5)	(2.4)
Settlements	(9.4)	(7.4)	(24.8)	—
Foreign exchange rate changes	—	—	(1.5)	0.5
Projected benefit obligation, end of year	$78.5	$88.3	$31.4	$63.4
Change in plan assets
Fair value of plan assets, beginning of year	$71.7	$69.6	$58.0	$53.5
Actual return on plan assets	10.7	8.5	(3.3)	3.7
Foreign exchange rate changes	—	—	(1.8)	1.0
Company contributions	—	2.9	1.5	2.2
Benefits paid	(2.0)	(1.9)	(3.5)	(2.4)
Settlement payments	(9.4)	(7.4)	(24.8)	—
Fair value of plan assets, end of year	71.0	71.7	26.1	58.0
Funded status of the plan, end of year	$(7.5)	$(16.6)	$(5.3)	$(5.4)
Amounts recognized in our Consolidated Balance Sheets consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2013	2012	2013	2012
	(In millions)
Noncurrent assets	$—	$—	$—	$6.1
Noncurrent liabilities	(7.5)	(16.6)	(5.3)	(11.5)
Accumulated other comprehensive loss — pre-tax	14.3	25.8	4.6	14.2
Amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2013	2012	2013	2012
	(In millions)
Net actuarial loss	$14.3	$25.8	$7.6	$18.2
Prior service credit	—	—	(4.0)	(5.4)
Transition asset obligation	—	—	1.0	1.4
Total	$14.3	$25.8	$4.6	$14.2
The following table includes information for pension plans with an accumulated benefit obligation in excess of plan assets. The balances presented as of December 31, 2013 exclude our Japan plan which had plan assets in excess of accumulated benefit obligation as of December 31, 2013. The balances presented as of December 31, 2012 exclude our UK Plan which had plan assets in excess of accumulated benefit obligation as of December 31, 2012. The UK Plan was settled during 2013 as discussed further above.

	United States		International
	As of December 31,		As of December 31,
	2013	2012	2013	2012
	(In millions)
Projected benefit obligation, end of year	$78.5	$88.3	$25.7	$37.3
Accumulated benefit obligation, end of year	78.5	88.3	25.7	36.9
Plan assets at fair value, end of year	71.0	71.7	19.7	25.8
Components of net periodic pension cost included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In millions)
Service cost	$—	$—	$—	$0.5	$0.6	$0.7
Interest cost	3.3	3.2	4.2	2.0	2.2	2.5
Expected return on plan assets	(5.1)	(5.7)	(6.3)	(2.5)	(2.3)	(3.0)
Amortization of net actuarial loss	1.9	1.5	1.2	0.5	0.3	0.2
Amortization of prior service credit	—	—	—	(0.4)	(0.5)	(0.5)
Amortization of transition obligation	—	—	—	0.3	0.3	0.3
Net periodic pension cost (credit)	0.1	(1.0)	(0.9)	0.4	0.6	0.2
Settlements and curtailments	2.1	2.4	2.5	—	—	0.6
Total pension cost	$2.2	$1.4	$1.6	$0.4	$0.6	$0.8

Total pension cost for each of our international plans individually ranged from $0.1 million to $0.5 million in 2013, $0.1 million to $0.6 million in 2012 and $0.1 million to $0.4 million in 2011. Total pension credit ranged from less than $0.1 million to $0.2 million during 2013, 2012 and 2011.
The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2014 are $1.5 million loss, $0.4 million credit and $0.3 million obligation, respectively.
Assumptions used to determine benefit obligations were as follows (international assumptions are a weighted average of all of our international plans):

	United States		International
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Discount rate	4.50%	3.50%	3.20%	3.33%
Rate of compensation increase	—%	—%	2.89%	3.02%
Assumptions used to determine net periodic benefit costs were as follows (international assumptions are a weighted average of all of our international plans):

	United States			International
	As of December 31,			As of December 31,
	2013	2012	2011	2013	2012	2011
Discount rate (1)	4.00%	3.75%	4.75%	2.70%	4.09%	4.56%
Expected return on plan assets	7.75%	8.00%	8.00%	4.53%	4.32%	4.92%
Rate of compensation increase	—%	—%	—%	2.00%	2.57%	2.77%
(1) The discount rate of 4.00 percent used to determine the 2013 net periodic benefit cost for the U.S. plan is an average of the discount rates used during the year of 3.50 percent for the first six months of the year and 4.50 percent for the last six months of the year.
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
The plans' asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Short-term investments	1%	9%	1%	1%
Fixed income securities	18%	19%	23%	40%
Equity securities	63%	56%	—%	26%
Absolute return strategy equity funds	18%	16%	—%	—%
Insurance contracts	—%	—%	76%	33%
Total	100%	100%	100%	100%
For the U.S. plan, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 35 to 80 percent, fixed income securities at 20 to 40 percent and other investments at 10 to 20 percent. Other investments include short-term investments and absolute return strategy funds which are investments designed to achieve a certain return. Management reviews our U.S. investment policy for the plan at least annually. Outside the U.S., the investment objectives are similar to the U.S., subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.

As of December 31, 2013, the following reflects future benefit payments services expected to be paid, by the plans, in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)
2014	$15.8	$1.3
2015	3.6	1.4
2016	5.0	1.4
2017	4.4	1.5
2018	4.7	1.5
2019-2023	26.3	8.1
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
Mutual funds. Investments in mutual funds are valued using the net asset value (NAV) of shares held as of December 31. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the funds are not considered probable. These investments are generally classified as Level 1 financial instruments, however for certain mutual funds, the NAV is not published, and accordingly, these investments are classified as Level 2 financial instruments. The investment objective of our mutual funds in the U.S. Plan is to provide capital appreciation through an investment strategy that allocates its assets among limited liability companies and/or separate investment accounts or to invest in large cap equity funds focusing on high quality yields through short maturity investments in spread sectors depending on the fund.
Common stocks. Investments in common stock are valued at the closing price reported on major markets on which the individual securities are traded. Accordingly, these investments are classified as Level 1 financial instruments.
Comingled trust funds. These assets are valued using the NAV of shares as of December 31. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the funds are not considered probable. These investments are classified as Level 2 financial instruments. The Fund’s investment objective is to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States.
Insurance contracts. These assets are valued using quoted prices for similar assets. Accordingly, these investments are classified as Level 2 financial instruments.
These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different value measurement. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. There were no transfers into or out of Level 1 or Level 2 during the years ended December 31, 2013 or December 31, 2012.
The fair value of the plan assets by asset category were as follows:

United States	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$0.5	$0.5	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds	16.1	—	16.1	—
International growth fund	11.1	7.5	3.6	—
Fixed income securities	13.0	13.0	—	—
Absolute return strategy funds	12.8	—	12.8	—
Common stocks	8.3	8.3	—	—
Commingled trust funds	9.2	—	9.2	—
Total	$71.0	$29.3	$41.7	$—

International	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.3	$—	$0.3	$—
Mutual Funds
Fixed income securities	6.1	—	6.1	—
Insurance contracts	19.7	—	19.7	—
Total	$26.1	$—	$26.1	$—

United States	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$6.3	$6.3	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds	14.0	—	14.0	—
International growth fund	7.4	7.4	—	—
Fixed income securities	14.0	14.0	—	—
Absolute return strategy funds	11.6	—	11.6	—
Common stocks	10.7	10.7	—	—
Commingled trust funds	7.7	—	7.7	—
Total	$71.7	$38.4	$33.3	$—

International	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.3	$—	$0.3	$—
Mutual Funds
Equity securities - blended funds	15.3	—	15.3	—
Fixed income securities	23.5	—	23.5	—
Insurance contracts	18.9	—	18.9	—
Total	$58.0	$—	$58.0	$—
Employee Retirement Savings Plans
Effective January 1, 2011, our matching formula under our 401(k) retirement plan is 100 percent of employee contributions up to the first five percent of eligible compensation. We used shares of treasury stock to match employee 401(k) contributions for 2013, 2012 and 2011. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $1.7 million, $2.3 million and $2.1 million in 2013, 2012 and 2011, respectively.
We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon total company performance. We use shares of treasury stock for this contribution. No contribution was made under the variable compensation program during the years ended December 31, 2013 or 2011. A contribution of $0.7 million was made under the variable compensation program during the year ended December 31, 2012 for 2011.
Note 10 — Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
U.S.	$(25.2)	$(266.1)	$(57.1)
International	2.2	(57.3)	26.9
Total	$(23.0)	$(323.4)	$(30.2)
The components of the income tax provision from continuing operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Current
Federal	$(0.7)	$(11.5)	$2.2
State	—	—	—
International	5.9	6.3	6.0
Deferred
Federal	—	8.8	—
State	—	—	—
International	(3.8)	(2.2)	(3.2)
Total	$1.4	$1.4	$5.0

The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Tax at statutory U.S. tax rate	$(8.1)	$(113.2)	$(10.6)
State income taxes, net of federal benefit	(0.2)	(6.3)	(1.9)
Net effect of international operations	3.1	25.0	(0.8)
Settlement of UK pension plan	(2.3)	—	—
Valuation allowances	(3.2)	89.2	11.6
U.S. tax on foreign earnings	6.2	3.9	4.8
Stock-based compensation	3.1	2.4	1.6
Uncertain tax positions	2.2	0.3	0.2
Other	0.6	0.1	0.1
Income tax provision	$1.4	$1.4	$5.0
Our 2013 tax provision of $1.4 million primarily represents tax expense related to operations outside the United States and unrecognized tax benefits recorded during the year offset by the tax benefit related to the settlement of our UK pension plan during the year.
Our 2012 tax provision of $1.4 million primarily represents tax expense related to operations outside the United States, offset by tax benefit from settlements with taxing authorities concluded during 2012 and activity in other comprehensive income during 2012.
In 2013, 2012 and 2011 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $4.6 million, $4.4 million and $4.9 million, respectively.
Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.
The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2013	2012
	(In millions)
Accounts receivable allowances	$3.0	$6.9
Inventories	9.1	12.9
Compensation and employee benefits	8.0	11.2
Tax credit carryforwards	35.8	39.2
Net operating loss carryforwards	115.2	83.5
Accrued liabilities and other reserves	9.0	9.3
Pension	6.0	9.4
Property, plant and equipment	8.9	—
Intangible assets, net	55.3	76.9
Other, net	1.8	2.7
Gross deferred tax assets	252.1	252.0
Valuation allowance	(239.4)	(239.1)
Deferred tax assets	12.7	12.9

Property, plant and equipment	—	(1.3)
Deferred tax liabilities	—	(1.3)
Net deferred tax assets	$12.7	$11.6
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
We maintain a valuation allowance related to our U.S. deferred tax assets and certain foreign net operating losses. The valuation allowance was $239.4 million, $239.1 million and $141.1 million as of December 31, 2013, 2012 and 2011, respectively. The valuation allowance change in 2013 compared to 2012 was not significant. The valuation change in 2012 compared to 2011 was due primarily to operating losses and the impact of intangible asset impairments charges in 2012.
The accounting rules require the current and non-current components of the deferred tax balances to be netted by jurisdiction prior to disclosure in the balance sheet. The table below shows the components of our deferred tax balances after the results of that netting process as they are recorded on our Consolidated Balance Sheets:

	As of December 31
	2013	2012
	(In millions)
Deferred tax asset - current	$4.6	$4.7
Deferred tax asset - non-current	9.5	9.3
Deferred tax liability - current	(0.4)	(0.3)
Deferred tax liability - non-current	(1.0)	(2.1)
Total	$12.7	$11.6
Federal net operating loss carry forwards totaling $260.5 million will begin expiring in 2026. We have state income tax loss carryforwards of $313.4 million, $3.6 million of which will expire between 2014 and 2016 and the remaining will expire at various dates up to 2033. We have U.S. and foreign tax credit carryforwards of $35.8 million, $6.8 million of which will expire between 2014 and 2016, $26.6 million of which will expire between 2017 and 2032 and $2.4 million may be carried forward indefinitely. Of the aggregate foreign net operating loss carryforwards totaling $35.4 million, $0.3 million will expire between 2014 and 2016, $7.4 million will expire at various dates up to 2022 and $27.7 million may be carried forward indefinitely.
As of December 31, 2013, approximately $101.5 million of unremitted earnings attributable to our foreign subsidiaries were considered to be permanently invested in their operations and no additional deferred taxes have been recorded. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation, however the amount would be limited primarily to required withholding taxes in foreign jurisdictions given that we have a full valuation allowance recorded in the U.S.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(In Millions)
Balance at December 31, 2010	$14.9
Additions:
Tax positions of current years	0.3
Tax positions of prior years	0.1
Reductions:
Settlements with taxing authorities	—
Lapse of statute of limitations	(0.2)
Balance at December 31, 2011	15.1
Additions:
Tax positions of current year	0.3
Tax positions of prior years	0.6
Reductions:
Tax positions of prior years	(11.3)
Settlements with taxing authorities	(0.2)
Lapse of statute of limitations	(0.1)
Balance at December 31, 2012	4.4
Additions:
Tax positions of current year	0.3
Tax positions of prior years	1.1
Reductions:
Tax positions of prior years	(0.4)
Settlements with taxing authorities	—
Lapse of statute of limitations	(0.1)
Balance at December 31, 2013	$5.3
The total amount of unrecognized tax benefits, which excludes accrued interest and penalties described below, as of December 31, 2013 was $5.3 million. The $11.3 million reduction made during 2012 related to prior year tax positions included $10.5 million of tax benefit that was offset by a corresponding increase in valuation allowance against deferred tax assets. If the unrecognized tax benefits remaining at December 31, 2013 were recognized in our consolidated financial statements, $5.3 million would ultimately affect income tax expense and our related effective tax rate.

It is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease significantly during the next twelve months; however, it is not possible to reasonably estimate the effect on the unrecognized tax benefit at this time.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. During the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.8 million expense, $1.3 million benefit and $0.2 million expense, respectively, in interest and penalties. We had approximately $1.1 million, $0.3 million and $2.5 million accrued, excluding the tax benefit of deductible interest, for the payment of interest and penalties at December 31, 2013, 2012 and 2011, respectively. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our federal income tax returns for 2010 through 2012 are subject to examination by the Internal Revenue Service (IRS). The IRS completed its field examination of our U.S. federal income tax returns for the years 2006 through 2008 in the second quarter of 2010. The IRS completed its field examination for the 2009 tax year in the fourth quarter of 2011. We protested certain IRS positions in both audit cycles and reached a final settlement through the IRS appeals process during the fourth quarter of 2012. We currently have foreign tax audits underway. Based on available information, the uncertain tax position associated with these foreign audits have been assessed and included in our income tax provision. For state and foreign tax purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and city tax jurisdictions for years before 2006. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
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
The Amended Credit Agreement includes a senior revolving credit facility that allows for the borrowing of amounts up to a maximum of $170 million, including sublimits of $140 million in the United States and $30 million in Europe. Borrowings in both the United States and Europe are limited to the lesser of the sublimit(s) and the borrowing base as defined in the Amended Credit Agreement and are payable upon expiration of the Amended Credit Agreement or immediately, but only to the extent the applicable sublimit(s) are reduced to an amount less than the amount borrowed at that time. Our borrowing base is calculated each quarter unless our outstanding loan amount is greater than $5.0 million in which our borrowing base is calculated monthly. Our borrowing base is based on our amounts of receivables, inventories and other factors that influence the borrowing base and, to the extent any outstanding borrowing exceeds the borrowing base, any such excess is due and payable immediately.
As of December 31, 2013, we had $20.0 million of borrowings outstanding under the Amended Credit Agreement, all of which was borrowed in the United States and bore interest at a rate of 2.24 percent as of December 31, 2013. As of December 31, 2013, our total remaining borrowing capacity under the Amended Credit Agreement was $30.1 million, consisting of $19.0 million in the United States and $11.1 million in Europe.
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
Our U.S. obligations under the Amended Credit Agreement are guaranteed by the material domestic subsidiaries of Imation Corp. (the Guarantors) and are secured by a first priority lien (subject to customary exceptions) on the real property comprising Imation Corp.’s corporate headquarters and all of the personal property of Imation Corp., its subsidiary Imation Enterprises Corp., which is also an obligor under the Amended Credit Agreement, and the Guarantors. Borrowings under the U.S. portion of the Credit Facility are limited to the lesser of (a) $140 million and (b) the “U.S. borrowing base.” The U.S. borrowing base is equal to the following:

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
Our European obligations under the Credit Agreement are secured by a first priority lien on substantially all of the material personal property of the European Borrower. Borrowings under the European portion of the Credit Facility are limited to the lesser of (a) $30 million and (b) the “European borrowing base.” The European borrowing base calculation is fundamentally the same as the U.S. borrowing base, subject to certain differences to account for European law and other similar issues.
The Amended Credit Agreement contains covenants which are customary for similar credit agreements, including covenants related to financial reporting and notification, payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Amended Credit Agreement contains a conditional financial covenant that requires Imation Corp. to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 or a liquidity requirement of $30.0 million of domestic borrowing availability. We were in compliance with the liquidity requirement as of December 31, 2013 and our U.S. availability discussed above considers the $30 million liquidity requirement.
On July 16, 2013, we entered into an additional credit agreement for a revolving credit facility with a lender in Japan with Imation Corporation Japan as the borrower and Imation Corp. as the guarantor. We intend to use the credit facility for general operating purposes. The credit agreement is a three year asset-based revolving credit facility with a borrowing base consistent with our existing Credit Agreement that allows for the borrowing of amounts up to 3.0 billion Japanese Yen, or approximately $30.0 million. Borrowings under the credit facility will bear interest at an interest rate equal to the base rate based on LIBOR or TIBOR plus the applicable margins provided for in the credit agreement. The credit agreement contains financial covenants applicable to Imation Corporation Japan including a fixed charge coverage ratio requirement. As of December 31, 2013, our borrowing capacity under this arrangement was $12.4 million and we did not have any borrowings outstanding under this credit facility. We are in compliance with all covenant requirements as of December 31, 2013.
During 2013 we capitalized $0.4 million of debt issuance costs related to the Japan Credit Agreement and during 2012 we capitalized $2.6 million of debt issue costs related to the Amended Credit Agreement. These costs were recorded to Other assets in our Consolidated Balance Sheets as of December 31, 2013 and 2012 and are being amortized over the term of each of the credit agreements.
As of December 31, 2013 and 2012 we had outstanding standby letters of credit of $0.7 million and $0.4 million, respectively. The outstanding standby letters of credit are required by our insurance companies to cover potential deductibles and reduce our allowed borrowing capacity under the Amended Credit Agreement. Additionally, as of December 31, 2013 we had a $6.0 million overdraft line of credit available in Japan.
Our interest expense, which includes letter of credit fees, facility fees, commitment fees under the Amended Credit Agreement and amortization of debt issuance costs, for 2013, 2012 and 2011 was $2.5 million, $2.9 million and $3.7 million, respectively. Cash paid for interest for 2013, 2012 and 2011, relating to both continuing and discontinued operations, was $1.7 million, $2.4 million and $2.7 million, respectively.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 6 - Intangible Assets and Goodwill and Note 7 - Restructuring and Other Expense, during each of 2012 and 2011, we recorded impairment charges associated with goodwill, intangible assets or property, plant and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value. Additionally, as discussed in Note 4 - Acquisitions, the Company consummated various business acquisitions during 2012 and 2011 and recorded the acquired assets and liabilities, including goodwill, intangible assets and property, plant and equipment at their estimated fair value. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements.
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
Cash Flow Hedges. We attempt to substantially mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in the currency exchange rates through the use of option, forward and combination option contracts. The degree of our hedging can fluctuate based on management judgment and forecasted projections. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedged items. This process includes linking all derivatives to forecasted transactions. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. At December 31, 2013 and 2012, our contracts had durations of 12 months or less. The fair value of these contracts is recorded in other current assets and other current liabilities on our Consolidated Balance Sheets.
Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive loss with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive loss are reclassified into our Consolidated Statements of Operations in the same line as the item being hedged. If at any time it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively, with deferred gains and losses being recognized in current period operations. The following table sets forth our cash flow hedges which are measured at fair value on a recurring basis.

	December 31, 2013			December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Derivative assets
Foreign currency option contracts	$—	$1.8	$—	$—	$5.5	$—
Foreign currency forward contracts	—	3.3	—	—	—	—
Derivative liabilities
Foreign currency option contracts	—	(0.2)	—	—	(1.2)	—
Foreign currency forward contracts	—	(0.5)	—	—	(0.1)	—
Total	$—	$4.4	$—	$—	$4.2	$—
Other Derivative Instruments. We use foreign currency forward contracts to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts within other current assets or other current liabilities on our Consolidated Balance Sheets and because we do not receive hedge accounting for these derivatives, changes in their value are recognized every reporting period in our Consolidated Statements of Operations.
For 2013, 2012 and 2011 we recorded foreign currency gains of $0.5 million and losses of $1.6 million and $4.6 million, respectively, in Other expenses, net in our Consolidated Statements of Operations. These losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $1.7 million and $0.7 million and losses of $1.7 million, from the related foreign currency forward contracts for 2013, 2012 and 2011, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in our Consolidated Financial Statements were as follows:

	December 31, 2013			December 31, 2012
		Fair Value			Fair Value
	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
	(In millions)
Cash flow hedges designated as hedging instruments	$133.8	$5.1	$(0.7)	$248.6	$5.5	$(1.3)
Other hedges not receiving hedge accounting	29.4	—	—	46.5	—	—
Total	$163.2	$5.1	$(0.7)	$295.1	$5.5	$(1.3)
On December 31, 2013 we entered into certain hedges not receiving hedge accounting treatment and the estimated fair value of these hedges were inconsequential as of December 31, 2013.
Other Assets and Liabilities
The carrying value of accounts receivable and accounts payable approximate their fair values due to the short-term duration of these items. Additionally, our borrowings of $20.0 million of outstanding debt under the Amended Credit Agreement at December 31, 2013, as further described in Note 11 - Debt, approximates fair value due to the short nature of this debt.

Note 13 — Shareholders' Equity
Shareholder Rights Plan
Effective February 11, 2013, our Board of Directors amended the Rights Agreement dated as of June 21, 2006 to change the final expiration date from July 1, 2016 to February 11, 2013, effectively terminating the Rights Agreement. This amendment had no accounting implications to the Company.

Treasury Stock
On May, 2, 2012 our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. Since the inception of this authorization we have repurchased 1.8 million shares of common stock for $9.0 million and, as of December 31, 2013, we had authorization to repurchase up to 3.2 million additional shares. The treasury stock held as of December 31, 2013 was acquired at an average price of $24.03 per share. Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2010	4,212,285
Purchases	1,099,219
Exercise of stock options	(45,429)
Restricted stock grants and other	(365,712)
401(k) matching contribution	(236,440)
Balance as of December 31, 2011	4,663,923
Purchases	1,236,161
Exercise of stock options	—
Restricted stock grants and other	(499,851)
401(k) matching contribution	(517,588)
Shares issued for acquisition	(3,319,324)
Balance as of December 31, 2012	1,563,321
Purchases	616,581
Exercise of stock options	—
Restricted stock grants and other	(622,241)
401(k) matching contribution	(435,735)
Balance as of December 31, 2013	1,121,926
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
	(In millions)
Balance as of December 31, 2012	$2.7	$(27.8)	$(49.1)	$(74.2)
Other comprehensive (loss) income before reclassifications, net of tax (1)	7.0	10.7	(4.5)	13.2
Amounts reclassified from accumulated other comprehensive loss, net of tax	(7.3)	5.5	—	(1.8)
Net current period other comprehensive income (loss)	(0.3)	16.2	(4.5)	11.4
Balance as of December 31, 2013	$2.4	$(11.6)	$(53.6)	$(62.8)
(1) Income tax expense of $4.4 million was recorded for unrealized gains on derivative financial instruments and $1.7 million for liability adjustments for defined benefit plans for the year ended December 31, 2013.
Details of amounts reclassified from Accumulated other comprehensive loss and the line item in our Consolidated Statement of Operations for the year ended December 31, 2013 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
	(In millions)
(Gains) losses on cash flow hedges	$(11.8)	Cost of goods sold
Income tax expense	4.5	Income tax (benefit) provision
Net (gains) losses on cash flow hedges	(7.3)
Amortization of net actuarial loss	2.1	Selling, general and administrative
Pension settlement loss	3.5	Restructuring and other
Income tax benefit	(0.1)	Income tax (benefit) provision
Net pension adjustments, net of tax	5.5
Total reclassifications for the period	$(1.8)
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss and are presented net of taxes in the Consolidated Statements of Comprehensive Loss.
Note 14 — Business Segment Information and Geographic Data
In the first quarter of 2013, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our new reporting segments are generally aligned with our key consumer and commercial channels.
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX® media. Storage and security solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
We evaluate segment performance based on revenue and operating income (loss). The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include depreciation and amortization, litigation settlement expense, goodwill impairment, intangible impairments, intangible asset abandonment, corporate expense, contingent consideration adjustments, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments. The methodology to determine corporate and unallocated amounts is applied consistently among all years.
During the first quarter of 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations and are not included in segment results for any periods presented. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand are being retained. See Note 4 - Acquisitions and Divestitures for further information.
Net revenue and operating income (loss) by segment were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net Revenue
Consumer Storage and Accessories
Consumer storage media	$435.7	$594.3	$740.2
Audio and accessories	42.6	41.0	35.0
Total Consumer Storage and Accessories	478.3	635.3	775.2
Tiered Storage and Security Solutions
Commercial storage media	251.0	311.6	378.8
Storage and security solutions	131.5	59.8	12.6
Total Tiered Storage and Security Solutions	382.5	371.4	391.4
Total Net Revenue	$860.8	$1,006.7	$1,166.6

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Operating Income (Loss)
Consumer Storage and Accessories	$52.3	$61.5	$57.1
Tiered Storage and Security Solutions	(16.1)	(26.7)	9.2
Total segment operating income	36.2	34.8	66.3
Corporate and unallocated	(56.3)	(353.2)	(86.7)
Total operating loss	(20.1)	(318.4)	(20.4)
Interest income	(0.2)	(0.5)	(0.9)
Interest expense	2.5	2.9	3.7
Other expense, net	0.6	2.6	7.0
Loss from continuing operations before income taxes	$(23.0)	$(323.4)	$(30.2)
We have not provided specific asset information by segment, as it is not provided to our chief operating decision maker for review at a segment specific level. Corporate and unallocated amounts above include non-cash goodwill impairment charges of $23.3 million and $1.6 million for the years ended December 31, 2012, 2011, respectively, non-cash intangible asset impairment charges of $251.8 million for the year ended December 31, 2012, restructuring and other costs of $11.3 million, $21.1 million and $21.5 million for the years ended December 31, 2013, 2012 and 2011, respectively and litigation settlement gains of $2.5 million for the year ended December 31, 2013 and litigation settlement charges of $2.0 million for the year ended December 31, 2011.
The following table presents net revenue by geographical region based on the country in which the revenue originated:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net Revenue
United States	$348.1	$376.2	$420.8
International	512.7	630.5	745.8
Total	$860.8	$1,006.7	$1,166.6
The United States and Japan each comprise more than 10 percent of our total net revenue. Net revenue from Japan was 20.6 percent, 21.0 percent and 19.4 percent of total net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table presents long-lived assets by geographical region:

	As of December 31,
	2013	2012	2011
	(In millions)
Long-Lived Assets
United States	$150.7	$166.9	$321.0
International	41.6	47.4	87.4
Total	$192.3	$214.3	$408.4

Note 15 — Litigation, Commitments and Contingencies
Litigation
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2013 and 2012, estimated liability amounts associated with such indemnifications are inconsequential.
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of December 31, 2013, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages, and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase for issues relating to determination of a fair, reasonable, and nondiscriminatory royalty rate. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms in Japan, where Imation’s sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs.
Operating Leases
We incur rent expense under operating leases, which primarily relate to equipment and office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of net rent expense for the years ended December 31:

	2013	2012	2011
	(In millions)
Minimum lease payments	$8.5	$6.1	$8.7
Contingent rentals	3.8	6.1	4.5
Rental income	(8.4)	(3.4)	(3.1)
Sublease income	(0.5)	(0.7)	(0.8)
Total rental expense	$3.4	$8.1	$9.3

Minimum lease payments and contingent rental expenses associated with agreements with warehouse providers are included as a component of cost of goods sold in our Consolidated Statements of Operations. The minimum lease payments under such arrangements were $0.9 million, $0.8 million and $0.8 million in 2013, 2012 and 2011, respectively. The contingent rental expenses under such arrangements were $2.8 million, $1.8 million and $1.7 million in 2013, 2012 and 2011, respectively.
The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Minimum lease payments	$6.9	$5.3	$2.3	$1.4	$0.7	$1.5	$18.1

Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2013, we had environmental-related accruals totaling $0.2 million recorded in other liabilities and we have minor remedial activities underway at one of our prior manufacturing facilities. We believe that our accruals are adequate, though it is reasonably possible that the ultimate amount of expense relating to remediation actions and compliance with applicable environmental laws could have a material impact on our results of operations.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to recent court rulings that are discussed below. As of December 31, 2013 and 2012, we had accrued liabilities of $10.0 million and $27.7 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. Cost of goods sold for the year ended December 31, 2011 was reduced by $7.8 million due to reversal of prior year obligations that were determined to be remote. We did not reverse any amounts into cost of goods sold for prior year obligations in 2012. See following for discussion of reversals of copyright levies in 2013.
Italy. During the second quarter of 2013, an Italian court rendered a decision associated with a copyright levy matter to which Imation was not a party. This decision (i) confirmed and provided further specificity to the October 21, 2010 ruling of the ECJ that levies should not be paid on commercial channel sales and (ii) evaluated, via audit, the plaintiff's documentation and evidence for distinguishing between levies paid on commercial and consumer channel sales. Based on the ruling of this Italian court, in combination with other applicable levy and law-making activities within the EU, including Italy, we believed there was sufficient evidence that we may offset with the Italian collecting society the estimated $39 million we have overpaid for copyright levies in Italy (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to the Italian collecting society for unpaid levies on consumer channel sales. As such, our liability for Italian copyright levies in the amount of $13.6 million (existing at the time of the of the second quarter 2013 Italian court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the second quarter of 2013. We did not record a receivable for the remaining estimated $25.4 million that we believed was owed to us by the Italian collection society for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount began to be realized as a reduction to cost of goods sold upon the incurrence of (and for the same amount of) valid levies for consumer channel sales. During the remainder of 2013 we have off-set an additional $2.6 million (within cost of sales) against a similar amount of consumer channel levies incurred and, accordingly, we have an estimated $22.8 million of historical over payments of levies on commercial channel sales remaining to set-off in future periods.
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
France. During the fourth quarter of 2013, a French court issued a favorable ruling to Imation in a case brought against Imation in the fourth quarter of 2011 by the French levy society, Societie Pour la Perception de la Remuneration de la Copie Privee Audiovisuelle et Sonore (Copie France). Copie France had sought a judicial order in summary proceedings to compel Imation to pay to Copie France $3.6 million in withheld copyright levies. Imation had withheld levies otherwise due on consumer channel sales against previous levies paid on commercial channel sales. Imation argued that there was a serious legal dispute as to whether the demanded sums were owed, in light of what Imation believed to be the inconsistency between the French levy system and the Directive, as interpreted by ECJ case law. In June 2012, the Paris Court of First Instance had rejected Copie France’s claims, ruling that Imation had raised serious issues about the validity of the French levy scheme. Copie France appealed that order, and on November 19, 2013, the French appeals court rejected Copie France’s appeal. Based on the rulings of the French courts, in combination with other applicable levy and law-making activities within the EU, including France, we believe there is sufficient evidence that we may offset with Copie France the estimated $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to Copie France for unpaid levies on consumer channel sales. As such, our liability for French copyright levies in the amount of $9.5 million (existing at the time of the of the fourth quarter 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the fourth quarter of 2013. We did not record a receivable for the remaining estimated $45.6 million that we believe is owed to us by Copie France for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount will be realized as a reduction to cost of sales upon the incurrence of (and for the same amount of) valid levies for consumer channel sales.
We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $9.5 million of levies on consumer channel sales in France. However, such amounts could be subject to challenge in court and there is no certainty that our estimates would be upheld and supported. Additionally, due to the expected continued decline in our sales associated with optical media products, we cannot be assured that we will ever be able to fully realize the estimated amounts owed to us by the French collection society through offsetting such amounts against levies incurred on future consumer channel sales or other measures.
Other Jurisdictions. At December 31, 2013, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy and France represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We also have an estimated $9.4 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2014 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.
Note 16 - Related Party Transactions
As a result of the arrangement to acquire the rights to the TDK Life on Record brand under an exclusive long-term license from TDK Corporation (TDK), TDK became our largest shareholder and owned approximately 18 percent of our shares as of December 31, 2013 and 2012. In connection with this arrangement we entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement).
In 2013, 2012 and 2011 we purchased products and services under the Supply Agreement which allows us to purchase a limited number of LTO Tape media and Blu-ray removable recording media products and accessory products for resale in the aggregate amounts of approximately $28 million, $38 million and $50 million, respectively, from TDK or its affiliates. The Supply Agreement will be terminated on March 31, 2014. We did not sell products nor provide services to TDK or its affiliates in 2013, 2012 or 2011. Trade payables to TDK or its affiliates were $1.6 million and $9.8 million at December 31, 2013 and 2012 respectively. No trade receivables from TDK or its affiliates were outstanding as of December 31, 2013 or December 31, 2012.
In 2011 we discontinued our tape coating operations at our Weatherford, Oklahoma facility and closed the facility. We signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies in which we collaborated on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan. At the end of 2013, TDK announced its intent to cease manufacturing of magnetic tape and as a result we will transition to source our product from alternate magnetic tape suppliers during 2014.
Note 17 - Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)
	(In millions, except per share amounts)
2012
Net revenue	$263.3	$249.2	$227.4	$266.8	$1,006.7
Gross profit	53.6	49.6	43.1	43.0	189.3
Operating loss	(5.6)	(7.5)	(3.7)	(301.6)	(318.4)
Loss from continuing operations	(9.2)	(9.5)	(3.8)	(302.3)	(324.8)
Loss from discontinued operations	(3.0)	(2.5)	(2.5)	(7.9)	(15.9)
Net loss	(12.2)	(12.0)	(6.3)	(310.2)	(340.7)
Loss per common share, continuing operations:
Basic	$(0.25)	$(0.25)	$(0.10)	$(8.13)	$(8.67)
Diluted	(0.25)	(0.25)	(0.10)	(8.13)	(8.67)
Loss per common share, discontinued operations:
Basic	(0.08)	(0.07)	(0.07)	(0.21)	(0.42)
Diluted	(0.08)	(0.07)	(0.07)	(0.21)	(0.42)
Loss per common share, net income:
Basic	(0.33)	(0.32)	(0.17)	(8.34)	(9.09)
Diluted	(0.33)	(0.32)	(0.17)	(8.34)	(9.09)
2013
Net revenue	$224.4	$211.7	$191.9	$232.8	$860.8
Gross profit	42.1	55.2	36.1	55.3	188.7
Operating (loss) income	(14.7)	—	(26.5)	21.1	(20.1)
(Loss) income from continuing operations	(15.6)	(1.8)	(26.2)	19.2	(24.4)
Loss from discontinued operations	(5.5)	(3.3)	(8.7)	(2.5)	(20.0)
Net (loss) income	(21.1)	(5.1)	(34.9)	16.7	(44.4)
(Loss) earnings per common share, continuing operations:
Basic	$(0.39)	$(0.04)	$(0.65)	$0.47	$(0.60)
Diluted	(0.39)	(0.04)	(0.65)	0.47	(0.60)
Loss per common share, discontinued operations:
Basic	(0.14)	(0.08)	(0.21)	(0.06)	(0.49)
Diluted	(0.14)	(0.08)	(0.21)	(0.06)	(0.49)
(Loss) earnings per common share, net income:
Basic	(0.52)	(0.13)	(0.86)	0.41	(1.10)
Diluted	(0.52)	(0.13)	(0.86)	0.41	(1.10)
_______________________________________

(1)	The sum of the quarterly loss per share may not equal the annual loss per share due to changes in average shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls. During the quarter ended December 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 1992. Based on our assessment, we concluded that, as of December 31, 2013, Imation’s internal control over financial reporting was effective, based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.
Item 9B. Other Information.
None.
PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2014.

Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Information regarding our Board of Directors as of March 13, 2014 is set forth below:
David P. Berg, Chief Operating Officer of Carlson Companies, Inc. (a global hospitality and travel company).
Theodore H. Bunting, Jr., Group President, Utility Operations, Entergy Corporation (an integrated energy company engaged primarily in electric power production and retail distribution operations).
William G. LaPerch, President of LaPerch Consulting, LLC (provides consulting services to private equity firms) and former Chief Executive Officer, President and Director of AboveNet Inc. (a leading provider of high bandwidth connectivity solutions for businesses and carriers).
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
Trudy A. Rautio, President and Chief Executive Officer, Carlson Companies, Inc. (a global hospitality and travel company).
David B. Stevens, former Chief Technology Officer and Vice President, Corporate Development of Brocade Communications Systems, Inc. (a provider of networking solutions for data centers, enterprises and service providers).
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

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2013, including the 2011 Stock Incentive Plan, 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 1996 Directors Stock Compensation Program. As of December 31, 2013, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, options, restricted stock and stock appreciation rights had been granted under the 2011 Stock Incentive Plan and options, restricted stock and restricted stock units had been granted to directors under the 2005 Stock Incentive Plan and 1996 Directors Stock Compensation Program. Our shareholders have approved all of the compensation plans listed below.

			Number of Securities
			Remaining Available for
			Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options,	Securities Reflected
Equity Compensation Plans Approved by Shareholders	Warrants and Rights	Warrants and Rights	in the First Column)
2011 Stock Incentive Plan	2,110,110 (1)	$5.18	2,168,693
2008 Stock Incentive Plan	2,132,728 (1)	$10.55	— (2)
2005 Stock Incentive Plan	906,305	$32.11	— (2)
2000 Stock Incentive Plan	168,350	$34.28	— (2)
1996 Directors Stock Compensation Program	54,045	$39.50	— (2)
Total	5,371,538	$13.11	2,168,693
(1) This number does not include restricted stock of 1,121,507 shares under our 2011 Stock Incentive Plan or 70,814 shares under our 2008 Stock Incentive Plan.
(2) No additional awards may be granted under our 2008 Stock Incentive Plan, 2005 Stock Incentive Plan, 2000 Stock Incentive Plan or 1996 Directors Stock Compensation Program.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The Sections of the Proxy Statement entitled “Information Concerning Solicitation and Voting — Related Person Transactions and Related Person Transaction Policy,” “Board of Directors — Director Independence and Determination of Audit Committee Financial Expert” and "Board of Directors - Meetings of the Board and Board Committees" are incorporated by reference into this Form 10-K.

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

2.9	Fourth Amendment to Purchase Agreement, dated November 6, 2013, by and between Imation Corp. and FF Realty LLC
2.10
Agreement and Plan of Merger dated December 31, 2012, by and among Imation Corp., Naboo Merger Corp., and Nexsan Corporation (incorporated by reference to Exhibit 2.1 to Imation's Form 8-K/A Current Report filed on March 12, 2013) (Schedules have been omitted pursuant to Item 601(b(2) of Regulation S-K. Imation agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.) **

3.1	Restated Certificate of Incorporation of Imation Corp. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)
3.2	Amended and Restated Bylaws of Imation Corp., effective November 7, 2013 (incorporated by reference to Exhibit 3.1 to Imation’s Form 10-Q for the quarter ended September 30, 2013)

Number	Description of Exhibit

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

10.2
IMN Trademark License Agreement, dated July 31, 2007, by and between IMN Data Storage Holdings C.V. and TDK Corporation (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.3	Supply Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.4
Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.5
Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 6, 2010)

10.6
First Amendment, dated as of June 28, 2011, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a Consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.3 to Imation's Form 10-Q for the quarter ended June 30, 2011)

10.7
Third Amendment, dated as of May 18, 2012, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 8-K Current Report filed on May 24,2012)***

10.8
Fourth Amendment, dated as of April 12, 2013, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010(incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended March 31, 2013)

10.9
Fifth Amendment, dated as of August 27, 2013, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2013)

10.10	Form of Indemnity Agreement between Imation Corp. and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.11*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)
10.12*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.13*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.14*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)

Number	Description of Exhibit

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
10.49*
Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to Imation’s Form S-8 Registration Statement, File No. 333-188429, filed on May 8, 2013)

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
10.54*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to Imation's Annual Report on Form 10-K for the year ended December 31, 2012)

10.55*
Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation's Form 10-Q for the quarter ended June 30, 2013)

10.56*	Director Compensation Program, effective May 2, 2005 (as amended effective May 8, 2013) (incorporated by reference to Exhibit 10.2 to Imation's Form 10-Q for the quarter ended June 30, 2013)
10.57*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.58*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)
10.59*	Description of 2012 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 4, 2011)
10.60*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 13, 2013)
10.61*	Form of Amended and Restated Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 6, 2010)
10.62*	Amended and Restated Severance Agreement of John P. Breedlove, effective June 20, 2011 (incorporated by reference to Imation's Form 10-Q for the quarter ended June 30, 2011)
10.63*
Form of Amended and Restated Severance Agreement with Executive Officers effective for executive officers hired after August 2012 (incorporated by reference to Exhibit 10.61 to Imation's Annual Report on Form 10-K for the year ended December 31, 2012)

Number	Description of Exhibit
2.9	Fourth Amendment to Purchase Agreement, dated November 6, 2013, by and between Imation Corp. and FF Realty LLC
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and Notes to Consolidated Financial Statements

_______________________________________
*    Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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
Date: March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. LUCAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2014
Mark E. Lucas

/s/ PAUL R. ZELLER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2014
Paul R. Zeller

/s/ SCOTT J. ROBINSON	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2014
Scott J. Robinson

*	Director	March 13, 2014
David P. Berg

*	Director	March 13, 2014
Theodore H. Bunting, Jr.

*	Director	March 13, 2014
William G. LePerch

*	Director	March 13, 2014
L. White Matthews, III

*	Director	March 13, 2014
Trudy A. Rautio

*	Director	March 13, 2014
David B. Stevens

*By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove Attorney-in-fact

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

2.9	Fourth Amendment to Purchase Agreement, dated November 6, 2013, by and between Imation Corp. and FF Realty LLC
21.1	Subsidiaries of Imation Corp
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and Notes to Consolidated Financial Statements