Form 10-Q
period 2014-03-31
IMATION CORP
filed 2014-05-08
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,995,983 shares of Common Stock, par value $0.01 per share, were outstanding May 2, 2014.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net revenue	$178.9	$224.4
Cost of goods sold	145.2	182.3
Gross profit	33.7	42.1
Operating expenses:
Selling, general and administrative	43.4	49.3
Research and development	4.3	5.4
Restructuring and other	2.1	2.1
Total	49.8	56.8
Operating loss from continuing operations	(16.1)	(14.7)
Other (income) expense
Interest income	(0.1)	—
Interest expense	0.6	0.7
Other, net expense (income)	0.2	(0.2)
Total	0.7	0.5
Loss from continuing operations before income taxes	(16.8)	(15.2)
Income tax provision	—	0.4
Loss from continuing operations	(16.8)	(15.6)
Discontinued operations:
Loss on sale of discontinued businesses, net of income taxes	(0.5)	—
Loss from operations of discontinued businesses, net of income taxes	(0.2)	(5.5)
Loss from discontinued operations, net of income taxes	(0.7)	(5.5)
Net loss	$(17.5)	$(21.1)

Loss per common share — basic:
Continuing operations	$(0.41)	$(0.39)
Discontinued operations	(0.02)	(0.14)
Net loss	(0.43)	(0.52)
Loss per common share — diluted:
Continuing operations	$(0.41)	$(0.39)
Discontinued operations	(0.02)	(0.14)
Net loss	(0.43)	(0.52)

Weighted average shares outstanding — basic:	40.8	40.4
Weighted average shares outstanding — diluted:	40.8	40.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(17.5)	$(21.1)

Other comprehensive loss, net of tax:

Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period	(0.9)	2.8
Reclassification adjustment for net realized gains included in net loss	(0.3)	(1.3)
Total net unrealized (losses) gains on derivative financial instruments	(1.2)	1.5

Net pension adjustments:
Adjustments for defined benefit plans	(0.1)	0.4

Unrealized foreign currency translation losses	(3.5)	(4.2)

Total other comprehensive loss, net of tax	(4.8)	(2.3)

Comprehensive loss	$(22.3)	$(23.4)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$126.2	$132.6
Accounts receivable, net	130.8	163.3
Inventories	92.6	84.3
Other current assets	43.0	48.8
Total current assets	392.6	429.0
Property, plant and equipment, net	50.2	51.6
Intangible assets, net	65.8	68.6
Goodwill	72.0	72.1
Other assets	21.0	20.5
Total assets	$601.6	$641.8
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$91.7	$94.7
Short-term debt	19.8	20.0
Other current liabilities	99.6	116.4
Total current liabilities	211.1	231.1
Other liabilities	37.2	37.5
Total liabilities	248.3	268.6
Commitments and contingencies (Note 15)
Shareholders’ equity	353.3	373.2
Total liabilities and shareholders’ equity	$601.6	$641.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(17.5)	$(21.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.5	6.4
Stock-based compensation	1.6	1.8
Other, net	0.1	1.1
Changes in operating assets and liabilities	4.8	2.8
Net cash used in operating activities	(5.5)	(9.0)
Cash Flows from Investing Activities:
Capital expenditures	(1.0)	(1.4)
Proceeds from purchase price adjustment	—	1.6
Proceeds from sale of disposal group	0.3	—
Net cash (used in) provided by investing activities	(0.7)	0.2
Cash Flows from Financing Activities:
Exercise of stock options	0.2	—
Short-term debt repayment	(20.0)	—
Short-term borrowings	19.6	—
Contingent consideration payments	—	(0.5)
Net cash used in financing activities	(0.2)	(0.5)
Effect of exchange rate changes on cash and cash equivalents	—	(1.2)
Net change in cash and cash equivalents	(6.4)	(10.5)
Cash and cash equivalents — beginning of period	132.6	108.7
Cash and cash equivalents — end of period	$126.2	$98.2
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
The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The operating results of our former XtremeMacTM and MemorexTM consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. See Note 4 - Acquisitions and Divestitures for further information on these divestitures.
Note 2 — Recently Issued or Adopted Accounting Pronouncements
Management has assessed the potential impact of accounting standards that have been issued but are not yet effective and has determined that no such standards are expected to have a material impact to our Condensed Consolidated Financial Statements.
Note 3 — (Loss) Earnings per Common Share
Basic (loss) earnings per common share is calculated using the weighted average number of shares outstanding for the period. Diluted (loss) earnings per common share is computed on the basis of the weighted average shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Unvested restricted stock and treasury shares are excluded from the calculation of basic weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2014	2013
Numerator:
Loss from continuing operations	$(16.8)	$(15.6)
Loss from discontinued operations, net of income taxes	(0.7)	(5.5)
Net loss	$(17.5)	$(21.1)
Denominator:
Weighted average number of common shares outstanding during the period - basic	40.8	40.4
Dilutive effect of stock-based compensation plans	—	—
Weighted average number of diluted shares outstanding during the period - diluted	40.8	40.4

Loss per common share — basic
Continuing operations	$(0.41)	$(0.39)
Discontinued operations	(0.02)	(0.14)
Net loss	(0.43)	(0.52)
Loss per common share — diluted
Continuing operations	$(0.41)	$(0.39)
Discontinued operations	(0.02)	(0.14)
Net loss	(0.43)	(0.52)

Anti-dilutive shares excluded from calculation	4.3	6.5
Note 4 — Acquisitions and Divestitures
Discontinued Operations
On January 31, 2014 we completed the sale of our XtremeMac consumer electronics business for $3.1 million of total consideration consisting of a down payment of $0.3 million and two separate notes receivable from the purchaser payable over 2014 and 2015. The sale of this business resulted in a loss of $0.5 million which was recorded in discontinued operations for the three months ended March 31, 2014.
On October 15, 2013 we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration consisting of two separate notes receivable from the purchaser. We received a payment on the first note receivable of $0.9 million during the fourth quarter of 2013. The remaining notes receivable balances are recorded at their estimated fair value totaling $7.1 million of which $3.1 million is due during the next twelve months.
These divestitures are part of the acceleration of our strategic transformation that we announced during the fourth quarter of 2012. The operating results for the businesses sold are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that have been eliminated from ongoing operations. The consumer storage business under the Memorex and TDK Life on RecordTM brands and the consumer electronics business under the TDK Life on Record brand have been retained.
The key components of discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net revenue	$0.5	$11.2

Loss on sale of discontinued businesses, before income taxes	(0.5)	—
Loss from operations of discontinued businesses, before income taxes	(0.2)	(5.5)
Income tax provision (benefit)	—	—
Loss from discontinued operations, net of income taxes	$(0.7)	$(5.5)

Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided in the tables that follow.

	March 31,	December 31,
(In millions)	2014	2013
Accounts Receivable
Accounts receivable	$141.4	$177.8
Less reserves and allowances[1]	(10.6)	(14.5)
Accounts receivable, net	$130.8	$163.3
Inventories
Finished goods	$81.8	$76.3
Work in process	3.4	2.9
Raw materials and supplies	7.4	5.1
Total inventories	$92.6	$84.3
Property, Plant and Equipment
Property, plant and equipment	$201.4	$201.7
Less accumulated depreciation	(151.2)	(150.1)
Property, plant and equipment, net	$50.2	$51.6
1Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and the inability of certain customers to make the required payment.
Other current liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes rebates payable of $27.9 million and $33.2 million at March 31, 2014 and December 31, 2013, respectively.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
March 31, 2014
Gross carrying amount	$34.3	$59.0	$20.3	$26.3	$139.9
Accumulated amortization	(10.3)	(54.1)	(2.5)	(7.2)	(74.1)
Intangible assets, net	$24.0	$4.9	$17.8	$19.1	$65.8
December 31, 2013
Gross carrying amount	$34.3	$58.5	$20.4	$26.3	$139.5
Accumulated amortization	(9.2)	(53.3)	(2.1)	(6.3)	(70.9)
Intangible assets, net	$25.1	$5.2	$18.3	$20.0	$68.6
Other intangible assets, net as of March 31, 2014 consists primarily of $15.6 million of developed technology.
Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Amortization expense	$3.2	$3.6
Based on the intangible assets in service as of March 31, 2014, estimated amortization expense for the remainder of 2014 and each of the next five years is as follows:

(In millions)	2014 (Remainder)	2015	2016	2017	2018
Amortization expense	$9.4	$11.9	$8.5	$7.7	$6.3
Goodwill
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.
For our Storage Solutions reporting unit, our actual results for the three months ended March 31, 2014 were lower than originally planned as revenues that we had expected late in the first quarter did not materialize. We determined this to be a triggering event requiring us to review our goodwill for impairment as of March 31, 2014. For the impairment test, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 24.7 percent, resulting in no impairment as of March 31, 2014. This excess of estimated fair value over carrying value is a decrease of 1.0 percentage point from the 25.7 percent excess that resulted in the test performed during the fourth quarter of 2013. In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts and the market approach, a valuation technique that provides an estimate of the value of the reporting unit based on a comparison to other similar businesses.
We used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 13.5 percent. The discount rate reflects the relative risk of achieving cash flows as well as any other specific risks or factors related to the Storage Solutions reporting unit. We calculated the impact of a potential change in our assumptions to determine the impact on the results of the impairment test. Holding all other assumptions constant, an unfavorable change in various components of our projected cash flows of 3.0 percent or less would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate of less than 2.0 basis points and an increase in the discount rate of less than 1.0 basis point would potentially result in an indication of impairment.
In reviewing the outlook for this reporting unit, although the first quarter 2014 results were lower than expected, we presently believe our longer-term forecast for our Storage Solutions reporting unit generally has not changed. We believe that the lower than expected results for the first quarter of 2014 are due to certain temporal factors including delays in hiring of sales force personnel, delays in purchasing from some of our larger customers and continued impacts from reductions in government spending. We continue to believe significant growth in our storage solutions revenues will occur and we are investing to facilitate this growth with hiring of sales personnel, introducing new products and promoting the Nexsan brand globally. While our current projections support no impairment of this reporting unit as of March 31, 2014, given that our first quarter 2014 results fell below expectations and the sensitivities to the assumptions used in the calculation of the estimated cash flows, it is reasonably possible that an impairment could be incurred in the future. We will continue to closely monitor our results and expected cash flows in the future to assess whether a goodwill impairment in our Storage Solutions reporting unit may be necessary. The Storage Solutions reporting unit contains $64.1 million of goodwill as of March 31, 2014.
Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Restructuring
Severance and related	$0.4	$0.6
Lease termination costs	0.1	0.1
Other	0.1	0.8
Total restructuring	$0.6	$1.5
Other
Contingent consideration fair value adjustment	—	(0.1)
Acquisition and integration related costs	—	0.4
Pension curtailment (Note 9)	(0.7)	—
Other[1]	2.2	0.3
Total	$2.1	$2.1

1Other includes certain employee costs and consulting fees.
During the three months ended March 31, 2013, severance expense of $1.1 million, related to employees directly associated with the XtremeMac and Memorex consumer electronics businesses, was recorded in discontinued operations. See Note 4 - Acquisitions and Divestitures for more information on our discontinued operations. This expense is excluded from the table above.
2012 Global Process Improvement Restructuring Program
On October 22, 2012, the Board of Directors approved our Global Process Improvement Restructuring Program (GPI Program) in order to realign our business structure and reduce operating expenses in excess of 25 percent over time. The GPI Program addressed product line rationalization and infrastructure and included a planned reduction of our global workforce. The majority of these actions were implemented in 2013. Charges related to the GPI Program are primarily recorded as corporate costs and not directly associated with either of our reporting segments.
Activity related to the 2012 GPI Program accruals was as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2013	$2.2	$0.4	$0.8	$3.4
Charges	0.4	0.1	0.1	0.6
Usage and payments	(0.9)	(0.1)	(0.8)	(1.8)
Currency impacts	—	(0.1)	—	(0.1)
Accrued balance at March 31, 2014	$1.7	$0.3	$0.1	$2.1
Note 8 — Stock-Based Compensation
Stock-based compensation consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Stock-based compensation expense	$1.6	$1.8
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under five plans (collectively, the Stock Plans) which are described in detail in our 2013 Annual Report on Form 10-K. As of March 31, 2014 there were 2,218,839 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2013	5,371,538	$13.11
Granted	—	—
Exercised	(42,032)	3.99
Canceled	(44,434)	26.95
Forfeited	(42,735)	2.42
Outstanding March 31, 2014	5,242,337	$13.11
Exercisable as of March 31, 2014	3,577,985	$16.45
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the valuation of stock options:

	Three Months Ended March 31,
	2014	2013
Volatility	43.0%	42.9%
Risk-free interest rate	1.1%	1.1%
Expected life (months)	72	71
Dividend yield	—	—
As of March 31, 2014, there was $2.0 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2013	1,192,321	$4.87
Granted	5,576	4.60
Grant Adjustments	(4,925)	3.75
Vested	(160,708)	3.85
Forfeited	(16,135)	5.27
Nonvested as of March 31, 2014	1,016,129	$5.02
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period.
As of March 31, 2014, there was $2.2 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.4 years.
Stock Appreciation Rights
During the three months ended March 31, 2014, we granted 0.3 million Stock Appreciation Rights (SARs) to certain employees associated with our Nexsan and Mobile Security operations. As of March 31, 2014, we had 3.2 million SARs outstanding for which we have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three months ended March 31, 2014, we contributed $0.4 million to our worldwide pension plans. We presently anticipate contributing $2.0 million to $4.0 million to fund our worldwide pension plans during the remainder of 2014.
During the three months ended March 31, 2014, we recorded a curtailment gain in the amount of $0.7 million relating to our pension plan in Japan. This amount was recorded in restructuring and other in our Condensed Consolidated Statements of Operations.
Components of net periodic pension (credit) cost included the following:

	United States		International
	Three Months Ended March 31,
(In millions)	2014	2013	2014	2013
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.8	0.7	0.2	—
Expected return on plan assets	(1.2)	(1.3)	(0.2)	—
Amortization of net actuarial loss	0.3	0.4	—	0.1
Net periodic pension (credit) cost	$(0.1)	$(0.2)	$0.1	$0.2
Curtailment gain	—	—	(0.7)	—
Total pension (credit) cost	$(0.1)	$(0.2)	$(0.6)	$0.2
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax ordinary income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three months ended March 31, 2014, we recorded no income tax expense (benefit). For the three months ended March 31, 2013, we recorded income tax expense of $0.4 million. The decrease in income tax expense for the three months ended March 31, 2014 was driven primarily by the relative mix of taxable income (loss) by country. The effective income tax rate for the three months ended March 31, 2014 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the effects of foreign tax rate differential.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $6.1 million and $6.0 million as of March 31, 2014 and December 31, 2013, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect upon the unrecognized tax benefits at this time.
Note 11 — Debt
Our Credit Agreement entered into in 2006 and its amendments (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, our borrowing capacity under the Credit Agreement, after consideration of amounts outstanding, was $25.1 million, consisting of $14.7 million in the United States and $10.4 million in Europe. As of March 31, 2014, our borrowing capacity under the Japan Credit Agreement, after consideration of amounts outstanding, was $12.3 million.
As of March 31, 2014, we had $19.8 million of borrowings outstanding under our credit facilities with interest rates ranging from 2.2 percent to 2.8 percent. We are in compliance with our covenant requirements as of March 31, 2014.
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

	March 31, 2014			December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets
Foreign currency option contracts	$—	$0.9	$—	$—	$1.8	$—
Foreign currency forward contracts	—	1.9	—	—	3.3	—
Derivative liabilities
Foreign currency option contracts	—	(0.1)	—	—	(0.2)	—
Foreign currency forward contracts	—	(0.6)	—	—	(0.5)	—
Total net derivative assets	$—	$2.1	$—	$—	$4.4	$—
Other Derivative Instruments
We use foreign currency forward contracts to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts in other current assets or other current liabilities on our Condensed Consolidated Balance Sheets. Because we do not receive hedge accounting for these derivatives, changes in their value are recognized every reporting period in the Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2014 and 2013, net foreign currency (gains) losses were $0.0 and we recorded net foreign currency gains of $0.5 million, respectively, in other (income) expense in the Condensed Consolidated Statements of Operations. These net (gains) losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.2 million and gains of $0.3 million from the related foreign currency forward contracts for the three months ended March 31, 2014 and 2013, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets were as follows:

	March 31, 2014			December 31, 2013
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$102.0	$2.8	$(0.7)	$133.8	$5.1	$(0.7)
Other hedges not receiving hedge accounting	22.5	—	—	29.4	—	—
Total	$124.5	$2.8	$(0.7)	$163.2	$5.1	$(0.7)
Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. We did not repurchase any shares of common stock for the three months ended March 31, 2014. Since the authorization of this program, we have repurchased 1.8 million shares of common stock for $9.0 million, and as of March 31, 2014 we had remaining authorization to repurchase up to 3.2 million additional shares. The treasury stock held as of March 31, 2014 was acquired at an average price of $24.35 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2013	1,121,926
Purchases	—
Exercise of stock options	(42,032)
Restricted stock grants, forfeitures and other	74,338
401(k) matching contribution	(204,373)
Balance as of March 31, 2014	949,859
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2013	$2.4	$(11.6)	$(53.6)	$(62.8)
Other comprehensive loss before reclassifications, net of tax [1]	(0.9)	—	(3.5)	(4.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(0.3)	(0.1)	—	(0.4)
Net current-period other comprehensive loss	(1.2)	(0.1)	(3.5)	(4.8)
Balance as of March 31, 2014	$1.2	$(11.7)	$(57.1)	$(67.6)
1Income tax benefit of $0.5 million was recorded for unrealized losses on derivative financial instruments for the three months ended March 31, 2014.
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 are as follows:

(In millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations Where (Gain) Loss is Presented

Gains on cash flow hedges	$(0.5)	Cost of goods sold
Income tax expense	0.2	Income tax provision
	(0.3)
Amortization of net actuarial loss	0.3	Selling, general and administrative
Pension curtailment gain	(0.6)	Restructuring and other
Income tax expense	0.2	Income tax provision
	(0.1)
Total reclassifications for the period	$(0.4)
Note 14 — Segment Information
We manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our reporting segments are generally aligned with our key consumer and commercial channels.
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
The operating results of our XtremeMac and Memorex consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Acquisitions and Divestitures for further information on these divestitures.
Net revenue and operating income (loss) from continuing operations by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net revenue
Consumer Storage and Accessories
Consumer storage media	$89.5	$114.2
Audio and accessories	10.5	7.6
Total Consumer Storage and Accessories	100.0	121.8
Tiered Storage and Security Solutions
Commercial storage media	51.4	66.9
Storage and security solutions	27.5	35.7
Total Tiered Storage and Security Solutions	78.9	102.6
Total net revenue	$178.9	$224.4

	Three Months Ended
	March 31,
(In millions)	2014	2013
Operating income (loss) from continuing operations
Consumer Storage and Accessories	$4.1	$5.9
Tiered Storage and Security Solutions	(8.8)	(3.0)
Total segment operating income	(4.7)	2.9
Corporate and unallocated	(11.4)	(17.6)
Total operating loss	(16.1)	(14.7)
Interest income	(0.1)	—
Interest expense	0.6	0.7
Other, net expense (income)	0.2	(0.2)
Loss from continuing operations before income taxes	$(16.8)	$(15.2)
Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of March 31, 2014, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase for issues relating to determination of a fair, reasonable, and nondiscriminatory royalty rate. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms in Japan, where Imation's sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we released our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continue to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to recent court rulings that are discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014 and December 31, 2013, we had accrued liabilities of $9.5 million and $10.0 million, respectively, associated with levies related to consumer channel sales in EU jurisdictions other than Italy and France for which we are withholding payment.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether: (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. Any reversals that would occur, are recorded as a reduction to costs of sales, which is the same income statement account in which our levy expense is initially recorded. For the three months ended March 31, 2014 and 2013 we did not reverse any amounts associated with prior period copyright levies. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of reversals of copyright levies in 2013.
At March 31, 2014, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy and France represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We also have an estimated

$9.5 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Imation is a global data storage and data security company. Our products and solutions help organizations and individuals store, manage and protect their digital content. Imation’s storage and security portfolio includes NexsanTM high-density, archive and solid-state optimized unified hybrid storage solutions; IronKeyTM mobile security solutions that address the needs of professionals for secure data transport and mobile workspaces; and consumer storage solutions, audio products and accessories sold under the ImationTM, MemorexTM and TDK Life on RecordTM brands. Imation reaches customers in more than 100 countries through our global distribution network operating through two business segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). As used herein, the terms “Imation,” “Company,” “ we,” “us” or “our” mean Imation Corp. and its subsidiaries unless the context indicates otherwise.
Executive Summary
Consolidated Results of Operations for the Three Months Ended March 31, 2014

•	Net revenue from continuing operations of $178.9 million for the three months ended March 31, 2014 was down 20.3 percent compared with $224.4 million in the same period last year.

•	Operating loss from continuing operations was $16.1 million for the three months ended March 31, 2014, compared with an operating loss of $14.7 million in the same period last year.

•	Diluted loss per share from continuing operations was $0.41 for the three months ended March 31, 2014 compared with a diluted loss per share of $0.39 for the same period last year.
Cash Flow/Financial Condition for the Three Months Ended March 31, 2014

•	Cash and cash equivalents totaled $126.2 million as of March 31, 2014 compared with $132.6 million at December 31, 2013.

•	Cash used in operating activities was $5.5 million for the three months ended March 31, 2014 compared with cash used in operating activities of $9.0 million in the same period last year.
Results of Operations
The operating results of our former XtremeMacTM and MemorexTM consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Acquisitions and Divestitures in our Notes to Condensed Consolidated Financial Statements for further information on these divestitures. The following discussion relates to continuing operations unless indicated otherwise.
Net Revenue

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Net revenue	$178.9	$224.4	(20.3)%
Our worldwide revenue for the three months ended March 31, 2014 decreased compared with the same period last year due to declines in our TSS and CSA reporting segments of 23.1 percent and 17.9 percent, respectively. These revenue declines were driven by a 23.2 percent decline in our commercial storage media products in TSS and a 21.6 percent decline in our consumer storage media products in CSA. See Segment Results for further discussion of our reporting segments and our products. Revenue for the three months ended March 31, 2014 compared with the same period last year was negatively impacted by foreign currency translation of three percent.
Gross Profit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Gross profit	$33.7	$42.1	(20.0)%
Gross margin	18.8%	18.8%
Gross profit decreased for the three months ended March 31, 2014 compared with the same period last year due primarily to lower overall revenue. Gross profit in our TSS and CSA reporting segments decreased $8.2 million and $2.3 million, respectively. Gross profit during the three months ended March 31, 2013 included inventory write-offs of $2.1 million related to our restructuring programs, which was driven by the rationalization of certain product lines.
Gross margin for the three months ended March 31, 2014 did not change from the same period last year mainly as an increase in gross margin in our CSA reporting segment was offset by a decrease in our TSS reporting segment. Gross margin in CSA increased 1.6 percentage points to 19.3 percent while gross margin in TSS decreased 3.7 percentage points to 18.3 percent. In CSA, the increase was driven by higher margins in all of our major product categories. Gross margins in our storage and security solutions products drove the decline in TSS and was due primarily to the impact of fixed costs on lower revenue.
Selling, General and Administrative (SG&A)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Selling, general and administrative	$43.4	$49.3	(12.0)%
As a percent of revenue	24.3%	22.0%
SG&A expense decreased for the three months ended March 31, 2014 compared with the same period last year reflecting our continued cost reduction efforts. We continue to focus on cost reductions in our legacy businesses and in administrative areas and continue to focus our investment in priority growth initiatives for storage and security solutions .
Research and Development (R&D)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Research and development	$4.3	$5.4	(20.4)%
As a percent of revenue	2.4%	2.4%
R&D expense decreased for the three months ended March 31, 2014 compared with the same period last year as we reduced legacy R&D spending and channeled our investments into higher margin projects in our storage and security solutions products in TSS.
Restructuring and Other

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Restructuring and other	$2.1	$2.1	NM
NM - Not meaningful
For the three months ended March 31, 2014 the $2.1 million of restructuring and other expense included restructuring costs of $0.6 million consisting primarily of severance and related costs. Additionally, we recorded a curtailment gain of $0.7 million related to our Japan pension plan and other costs primarily consisting of employee costs and professional fees. For the three months ended March 31, 2013 the $2.1 million of restructuring and other expense included restructuring costs of $1.5 million consisting primarily of severance and related costs and other restructuring related charges. Additionally, we incurred acquisition and integration related costs of $0.4 million as well as other costs primarily consisting of professional fees.
Restructuring expense in 2014 and 2013 related to our 2012 Global Process Improvement Restructuring Program. See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements for further details of our restructuring and other expense.
Operating Loss from Continuing Operations

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Operating loss from continuing operations	$(16.1)	$(14.7)	9.5%
As a percent of revenue	(9.0)%	(6.6)%
Operating loss from continuing operations increased for the three months ended March 31, 2014 compared with the same period last year primarily due to the items discussed above.
Other (Income) Expense

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Interest income	$(0.1)	$—	—%
Interest expense	0.6	0.7	(14.3)%
Other, net expense (income)	0.2	(0.2)	NM
Total other expense	$0.7	$0.5	NM
As a percent of revenue	0.4%	0.2%
NM - Not meaningful
Other, expense for the three months ended March 31, 2014 was relatively flat compared with the same period last year.
Income Tax Provision

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Income tax provision	$—	$0.4	NM
Effective tax rate	—%	(2.6)%
NM - Not meaningful
Income tax provision was $0.0 million for the three months ended March 31, 2014 compared with income tax provision of $0.4 million for the three months ended March 31, 2013. The decrease in income tax provision for the three months ended March 31, 2014 was driven by the relative mix of taxable income (loss) by country. We maintain a valuation allowance related to our U.S. deferred tax assets and, therefore, no tax benefit was recorded related to our U.S. losses in either period.
Loss from Discontinued Operation

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Loss from discontinued operations, net of income taxes	$(0.7)	$(5.5)	NM
NM - Not meaningful
Loss from discontinued operations represents operations from our former XtremeMac and Memorex consumer electronics businesses. For the three months ended March 31, 2014 the loss includes a $0.5 million loss on sale of the XtremeMac business which closed on January 31, 2014 and a $0.2 million loss from operations of discontinued businesses. The loss for the three months ended March 31, 2013 includes $1.1 million of severance related restructuring expense. See Note 4 - Acquisitions and Divestitures in our Notes to Condensed Consolidated Financial Statements for more information on our discontinued operations.
Segment Results
We manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our reporting segments are generally aligned with our key consumer and commercial channels.
We have two major product categories under our CSA reporting segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS reporting segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX media. Storage and security solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
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
Information related to our segments is as follows:
     Consumer Storage and Accessories

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Net revenue	$100.0	$121.8	(17.9)%
Operating income	4.1	5.9	(30.5)%
As a percent of revenue	4.1%	4.8%
The decrease in CSA revenue for the three months ended March 31, 2014 compared with the same period last year was driven by a $24.7 million, or 21.6 percent, revenue decline in consumer storage media products due to the continued secular declines in optical media products. The rate of decline, however, was lower compared to decline rates of recent quarters. Partially offsetting the decrease in consumer storage media was a 38.2 percent increase in audio and accessories products driven by growth from our recently introduced TDK Life on Record products.
Operating income decreased for the three months ended March 31, 2014 compared with the same period last year driven primarily by lower gross profit in consumer storage media products, partially offset by lower SG&A and R&D expense reflecting our operating expense reduction efforts.
Tiered Storage and Security Solutions

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Net revenue	$78.9	$102.6	(23.1)%
Operating loss	(8.8)	(3.0)	193.3%
As a percent of revenue	(11.2)%	(2.9)%
The decrease in TSS revenue for the three months ended March 31, 2014 compared with the same period last year was driven primarily by a $15.5 million, or 23.2 percent, revenue decline in commercial storage media products, related to magnetic tape products. Storage and security solutions products revenue declined $8.2 million, or 23.0 percent, as revenue was impacted by certain temporal factors including general sluggishness in information technology spending, delays in purchasing from some of our larger customers and continued impacts from reductions in government spending. We continue to invest in our Nexsan products with hiring of sales personnel, introducing new products and promoting the brand globally.
Operating loss increased for the three months ended March 31, 2014 compared with the same period last year driven by lower gross profit on storage and security solutions products and commercial storage media products.
     Corporate and Unallocated

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2014	2013
Operating loss	$(11.4)	$(17.6)	(35.2)%
The Corporate and Unallocated operating loss decreased for the three months ended March 31, 2014 compared with the same period last year. The decrease reflected inventory write-offs of $2.1 million related to our restructuring programs recorded in the three months ended March 31, 2013 and a curtailment gain of $0.7 million related to our Japan pension plan recorded in the three months ended March 31, 2014 as well as higher miscellaneous corporate and unallocated costs recorded for the three months ended March 31, 2013.
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
Changes in foreign currency translation rates negatively impacted worldwide revenue by three percent for both the three months ended March 31, 2014 and 2013. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
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
Financial Position
Our cash and cash equivalents balance as of March 31, 2014 was $126.2 million compared to $132.6 million as of December 31, 2013. Cash decreased as seasonal variable compensation payments were only partially offset by improvements in working capital.
Our accounts receivable balance as of March 31, 2014 was $130.8 million, a decrease of $32.5 million from $163.3 million as of December 31, 2013 as a result of lower sales during the period. Days sales outstanding was 61 days as of March 31, 2014, up 5 days from December 31, 2013 which was benefited by seasonally high revenues. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of March 31, 2014 was $92.6 million, an increase of $8.3 million from $84.3 million as of December 31, 2013. Days of inventory supply was 69 days as of March 31, 2014, up 8 days from December 31, 2013. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The increase in inventory and days of inventory supply were due to replenishments of inventory from strong sales in the later part of 2013.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Net loss	$(17.5)	$(21.1)
Adjustments to reconcile net loss to net cash used in operating activities	7.2	9.3
Changes in operating assets and liabilities	4.8	2.8
Net cash used in operating activities	$(5.5)	$(9.0)
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities was $5.5 million for the three months ended March 31, 2014 reflecting negative earnings and seasonal variable compensation and rebate payments in the first quarter of 2014, partially offset by changes in working capital. Cash used in operating activities was $9.0 million for the three months ended March 31, 2013 and included restructuring payments of $4.5 million.
Cash Flows (Used in) Provided by Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Capital expenditures	$(1.0)	$(1.4)
Proceeds from purchase price adjustment	—	1.6
Proceeds from sale of disposal group	0.3	—
Net cash (used in) provided by investing activities	$(0.7)	$0.2
Cash used in investing activities for the three months ended March 31, 2014 included capital expenditures of $1.0 million, partially offset by proceeds from the sale of our XtremeMac consumer electronics business. Cash provided by investing activities for the three months ended March 31, 2013 included capital expenditures of $1.4 million offset by $1.6 million received as a result of a working capital adjustment to the Nexsan purchase price.
Cash Flows Used in Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Exercise of stock options	$0.2	$—
Short-term debt repayment	(20.0)	—
Short-term borrowings	19.6	—
Contingent consideration payments	—	(0.5)
Net cash used in financing activities	$(0.2)	$(0.5)
Cash used in financing activities for the three months ended March 31, 2014 was not material with no significant activity including no significant overall change in our short-term borrowings.
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. We did not repurchase any shares during the three months ended March 31, 2014. Since the authorization of this program, we have repurchased 1.8 million shares of common stock for $9.0 million at an average price of $4.87 per share. As of March 31, 2014 we had remaining authorization to repurchase up to 3.2 million additional shares.
Our Credit Agreement entered into in 2006 and its amendments (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, our borrowing capacity under the Credit Agreement, after consideration of amounts outstanding, was $25.1 million, consisting of $14.7 million in the United States and $10.4 million in Europe. As of March 31, 2014, our borrowing capacity under the Japan Credit Agreement, after consideration of amounts outstanding, was $12.3 million.
As of March 31, 2014, we had $19.8 million of borrowings outstanding under our credit facilities with interest rates ranging from 2.2 percent to 2.8 percent. We are in compliance with our covenant requirements as of March 31, 2014.

Our liquidity needs for the remaining nine months of 2014 include the following: restructuring payments of approximately $3 million to $8 million, up to $20 million repayment on our credit facility, capital expenditures of approximately $4 million to $9 million, pension funding of approximately $2 million to $4 million, operating lease payments of approximately $5 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of March 31, 2014, there have been no material changes to our contractual obligations as of December 31, 2013 as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Fair Value Measurements
See Note 12 - Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There were no significant changes to these accounting policies for the first three months of 2014.
Recent Accounting Pronouncements
See Note 2 - Recently Issued or Adopted Accounting Pronouncements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Forward-Looking Statements and Risk Factors
We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the Securities and Exchange Commission (SEC) and in our reports to shareholders.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to meet future revenue growth, gross margin and earnings targets; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facilities; our ability to retain key employees; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and from time to time in our filings with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2013. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2013.
As of March 31, 2014 we had $124.5 million notional amount of foreign currency forward and option contracts of which $22.5 million hedged recorded balance sheet exposures. This compares to $163.2 million notional amount of foreign currency forward and option contracts as of December 31, 2013, of which $29.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2014 by $5.5 million.
Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2014, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Senior Vice President and Chief Financial Officer, Paul R. Zeller, have concluded that the disclosure controls and procedures were effective.
During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of March 31, 2014, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase for issues relating to determination of a fair, reasonable, and nondiscriminatory royalty rate. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms in Japan, where Imation's sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for information on Copyright Levies.
Item 1A. Risk Factors.

There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
January 1, 2014 - January 31, 2014	—	$—	—	3,147,258
February 1, 2014 - February 28, 2014	62,273	5.92	—	3,147,258
March 1, 2014 - March 31, 2014	1,433	6.38	—	3,147,258
Total	63,706	$5.93	—	3,147,258
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
(c) On May 2, 2012 the Company's Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. The authorization has no expiration date.
Item 3. Defaults Upon Senior Securities.
 Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information.
 Not Applicable
Item 6. Exhibits.
 The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Form 8-K Current Report filed March 14, 2014)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	May 8, 2014	/s/ Paul R. Zeller
Paul R. Zeller
Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Form 8-K Current Report filed March 14, 2014)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.