Form 10-Q
period 2014-06-30
IMATION CORP
filed 2014-08-08
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,869,863 shares of Common Stock, par value $0.01 per share, were outstanding August 1, 2014.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$178.6	$211.7	$357.5	$436.1
Cost of goods sold	144.7	156.5	289.9	338.8
Gross profit	33.9	55.2	67.6	97.3
Operating expenses:
Selling, general and administrative	44.3	46.5	87.7	95.8
Research and development	4.5	4.3	8.8	9.7
Restructuring and other	5.2	4.4	7.3	6.5
Total	54.0	55.2	103.8	112.0
Operating loss from continuing operations	(20.1)	—	(36.2)	(14.7)
Other (income) expense
Interest income	(0.1)	—	(0.2)	—
Interest expense	0.6	0.6	1.2	1.3
Other, net expense (income)	0.8	0.1	1.0	(0.1)
Total	1.3	0.7	2.0	1.2
Loss from continuing operations before income taxes	(21.4)	(0.7)	(38.2)	(15.9)
Income tax (benefit) provision	(1.6)	1.1	(1.6)	1.5
Loss from continuing operations	(19.8)	(1.8)	(36.6)	(17.4)
Discontinued operations:
Loss on sale of discontinued businesses, net of income taxes	(1.2)	—	(1.7)	—
Loss from operations of discontinued businesses, net of income taxes	(0.4)	(3.3)	(0.6)	(8.8)
Loss from discontinued operations, net of income taxes	(1.6)	(3.3)	(2.3)	(8.8)
Net loss	$(21.4)	$(5.1)	$(38.9)	$(26.2)

Loss per common share — basic:
Continuing operations	$(0.48)	$(0.04)	$(0.89)	$(0.43)
Discontinued operations	(0.04)	(0.08)	(0.06)	(0.22)
Net loss	(0.52)	(0.13)	(0.95)	(0.65)
Loss per common share — diluted:
Continuing operations	$(0.48)	$(0.04)	$(0.89)	$(0.43)
Discontinued operations	(0.04)	(0.08)	(0.06)	(0.22)
Net loss	(0.52)	(0.13)	(0.95)	(0.65)

Weighted average shares outstanding — basic:	41.2	40.5	41.0	40.5
Weighted average shares outstanding — diluted:	41.2	40.5	41.0	40.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(21.4)	$(5.1)	$(38.9)	$(26.2)

Other comprehensive income (loss), net of tax:

Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period	(0.5)	1.8	(1.5)	4.6
Reclassification adjustment for net realized gains included in net loss	(0.1)	(1.9)	(0.4)	(3.2)
Total net unrealized (losses) gains on derivative financial instruments	(0.6)	(0.1)	(1.9)	1.4

Net pension adjustments:
Liability adjustments for defined benefit plans	0.8	2.0	0.8	2.0
Reclassification of adjustments for defined benefit plans included in net loss	0.8	2.0	0.7	2.4
Total net pension adjustments	1.6	4.0	1.5	4.4

Unrealized foreign currency translation gains (losses)	2.2	(6.7)	(1.3)	(10.9)

Total other comprehensive income (loss), net of tax	3.2	(2.8)	(1.7)	(5.1)

Comprehensive loss	$(18.2)	$(7.9)	$(40.6)	$(31.3)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$114.7	$132.6
Accounts receivable, net	127.8	163.3
Inventories	85.5	84.3
Other current assets	39.7	48.8
Total current assets	367.7	429.0
Property, plant and equipment, net	48.8	51.6
Intangible assets, net	63.2	68.6
Goodwill	72.7	72.1
Other assets	22.3	20.5
Total assets	$574.7	$641.8
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$79.6	$94.7
Short-term debt	20.0	20.0
Other current liabilities	101.2	116.4
Total current liabilities	200.8	231.1
Other liabilities	38.2	37.5
Total liabilities	239.0	268.6
Commitments and contingencies (Note 15)
Shareholders’ equity	335.7	373.2
Total liabilities and shareholders’ equity	$574.7	$641.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(38.9)	(26.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10.9	12.4
Stock-based compensation	3.0	3.2
Other, net	2.1	(1.8)
Changes in operating assets and liabilities	6.1	4.7
Net cash used in operating activities	(16.8)	(7.7)
Cash Flows from Investing Activities:
Capital expenditures	(2.3)	(3.5)
Proceeds from purchase price adjustment	—	1.6
Proceeds from sale of disposal group	1.6	0.2
Net cash used in investing activities	(0.7)	(1.7)
Cash Flows from Financing Activities:
Purchase of treasury stock	(0.9)	(2.5)
Exercise of stock options	0.4	—
Short-term debt repayment	(24.9)	—
Short-term borrowings	24.5	—
Contingent consideration payments	—	(0.5)
Net cash used in financing activities	(0.9)	(3.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.9)
Net change in cash and cash equivalents	(17.9)	(14.3)
Cash and cash equivalents — beginning of period	132.6	108.7
Cash and cash equivalents — end of period	$114.7	94.4
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
During the second quarter of 2014, we identified an error in our Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2013 (as previously filed in our Quarterly Report on Form 10-Q for the period ended June 30, 2013), relating to presentation of activity associated with our U.S. defined benefit pension plan. The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013, the Condensed Consolidated Balance Sheet as of June 30, 2013 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 (as previously filed in our Quarterly Report on Form 10-Q for the period ended June 30, 2013) were not affected by this error. Additionally, our Statements of Comprehensive Loss as previously filed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and September 30, 2013 as well as in our Annual Report on Form 10-K for the year ended December 31, 2013 were also not affected by this revision.
We evaluated this error in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99 and No. 108 and determined that the impact of the error was not material to our previously filed financial statements. Therefore, amendments of previously filed reports are not required. However, we have revised our Statement of Comprehensive Loss for the three and six months ended June 30, 2013 presented in this Form 10-Q from amounts previously filed to correctly present activity associated with our U.S. defined benefit pension plan.
The impact of this revision to our Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2013 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(In millions)	As Reported	As Revised	As Reported	As Revised
Net loss	$(5.1)	$(5.1)	$(26.2)	$(26.2)

Other comprehensive loss, net of tax:

Net unrealized (losses) gains on derivative financial instruments:
Net holding gains arising during the period	1.8	1.8	4.6	4.6
Reclassification adjustment for net realized gains included in net loss	(1.9)	(1.9)	(3.2)	(3.2)
Total net unrealized (losses) gains on derivative financial instruments	(0.1)	(0.1)	1.4	1.4

Net pension adjustments:
Liability adjustments for defined benefit plans	—	2.0	—	2.0
Reclassification adjustment for defined benefit plans included in net loss	0.5	2.0	0.9	2.4
Total net pension adjustments	0.5	4.0	0.9	4.4

Unrealized foreign currency translation losses	(6.7)	(6.7)	(10.9)	(10.9)

Total other comprehensive loss, net of tax	(6.3)	(2.8)	(8.6)	(5.1)

Comprehensive loss	$(11.4)	$(7.9)	$(34.8)	$(31.3)
This activity associated with our U.S defined benefit pension plan recorded in Accumulated other comprehensive loss was also erroneously disclosed in Note 13 - Shareholders’ Equity presented in our Quarterly Report on Form 10-Q for the period ended June 30, 2013. As only portions of this footnote were impacted and presented below, see the footnote in our Form 10-Q as of June 30, 2013 for the disclosure of activity relating to gains (losses) on derivative financial instruments and foreign currency translation, which were not impacted. The impact to this footnote is summarized as follows:
Accumulated other comprehensive loss and related activity:

	Defined Benefit Plans		Total
(In millions)	As Reported	As Revised	As Reported	As Revised
Balance as of December 31, 2012	$(27.8)	$(27.8)	$(74.2)	$(74.2)
Other comprehensive income (loss) before reclassifications, net of tax	—	2.0	(6.3)	(4.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	0.9	2.4	(2.3)	(0.8)
Net current-period other comprehensive income (loss)	0.9	4.4	(8.6)	(5.1)
Balance as of June 30, 2013	$(26.9)	$(23.4)	$(82.8)	$(79.3)
Details of amounts (as revised) that were reclassified from Accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations in which such items were reclassified to during the three and six months ended June 30, 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Operations Where (Gain) Loss is Presented
	Three Months Ended	Six Months Ended
(In millions)	June 30, 2013	June 30, 2013
Gains on cash flow hedges	$(3.1)	$(5.2)	Cost of goods sold
Income tax expense	1.2	2.0	Income tax provision
	(1.9)	(3.2)
Amortization of net actuarial loss	0.5	0.9	Selling, general and administrative
Pension settlement loss	1.5	1.5	Restructuring and other
Income tax expense	—	—	Income tax provision
	2.0	2.4
Total reclassifications for the period	$0.1	$(0.8)

Note 2 — Recently Issued or Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance for reporting discontinued operations and disposals of components of an entity. The new guidance requires that a disposal representing a strategic shift, that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale, should be reported as discontinued operations. The new guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective for interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. This standard will not impact our historical financial position and results of operations, but we will apply this guidance to future dispositions, if any, that qualify for discontinued operations. We have not determined whether we plan on adopting this guidance early if any dispositions were to occur.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new guidance will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of this new guidance on our financial position and results of operations.
In June 2014, the FASB issued new accounting guidance related to stock compensation. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new guidance is effective for interim and annual periods beginning on or after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings (early adoption is permitted). We are evaluating the impact, if any, of adopting this new guidance on our financial position and results of operations.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2014	2013	2014	2013
Numerator:
Loss from continuing operations	$(19.8)	$(1.8)	$(36.6)	$(17.4)
Loss from discontinued operations, net of income taxes	(1.6)	(3.3)	(2.3)	(8.8)
Net loss	$(21.4)	$(5.1)	$(38.9)	$(26.2)
Denominator:
Weighted average number of common shares outstanding during the period - basic	41.2	40.5	41.0	40.5
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period - diluted	41.2	40.5	41.0	40.5

Loss per common share — basic
Continuing operations	$(0.48)	$(0.04)	$(0.89)	$(0.43)
Discontinued operations	(0.04)	(0.08)	(0.06)	(0.22)
Net loss	(0.52)	(0.13)	(0.95)	(0.65)
Loss per common share — diluted
Continuing operations	$(0.48)	$(0.04)	$(0.89)	$(0.43)
Discontinued operations	(0.04)	(0.08)	(0.06)	(0.22)
Net loss	(0.52)	(0.13)	(0.95)	(0.65)

Anti-dilutive shares excluded from calculation	4.9	6.2	4.7	6.5
Note 4 — Acquisitions and Divestitures
Discontinued Operations
On January 31, 2014, we completed the sale of our XtremeMac consumer electronics business for an estimated $3.1 million of total consideration consisting of $0.3 million of cash consideration, an interest-bearing note receivable consisting of $0.3 million (which matures in 2015) and $2.5 million estimated to be received based on the proceeds the purchase is able to achieve from selling the acquired inventory. The sale of this business resulted in a loss of $0.5 million which was recorded in discontinued operations during the first quarter of 2014. During the three months ended June 30, 2014, we revised downward our estimate of the consideration we expect to receive based on the purchaser's proceeds from selling the acquired inventory by $1.2 million and, accordingly recognized a loss of $1.2 million as a component of discontinued operations for the three and six months ended June 30, 2014. The balance of the receivable associated with the consideration for the disposition of XtremeMac is $1.3 million as of June 30, 2014.
On October 15, 2013, we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration. We received payments of $1.3 million during the three months ended June 30, 2014 and $0.9 million during the fourth quarter of 2013. The remaining receivable balance associated with the disposition of this business is recorded at an estimated fair value of $5.8 million of which $2.0 million is due during the next twelve months.
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
The key components of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net revenue	$—	$12.2	$0.5	$23.4

Loss on sale of discontinued businesses, before income taxes	(1.2)	—	(1.7)	—
Loss from operations of discontinued businesses, before income taxes	(0.4)	(3.3)	(0.6)	(8.8)
Income tax provision (benefit)	—	—	—	—
Loss from discontinued operations, net of income taxes	$(1.6)	$(3.3)	$(2.3)	$(8.8)
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follow:

	June 30,	December 31,
(In millions)	2014	2013
Accounts Receivable
Accounts receivable	$137.3	$177.8
Less reserves and allowances[1]	(9.5)	(14.5)
Accounts receivable, net	$127.8	$163.3
Inventories
Finished goods	$78.2	$76.3
Work in process	2.3	2.9
Raw materials and supplies	5.0	5.1
Total inventories	$85.5	$84.3
Property, Plant and Equipment
Property, plant and equipment	$199.4	$201.7
Less accumulated depreciation	(150.6)	(150.1)
Property, plant and equipment, net	$48.8	$51.6
1Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
Other current liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes rebates payable of $26.7 million and $33.2 million at June 30, 2014 and December 31, 2013, respectively.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
June 30, 2014
Gross carrying amount	$34.3	$59.5	$20.4	$26.3	$140.5
Accumulated amortization	(11.6)	(54.8)	(2.9)	(8.0)	(77.3)
Intangible assets, net	$22.7	$4.7	$17.5	$18.3	$63.2
December 31, 2013
Gross carrying amount	$34.3	$58.5	$20.4	$26.3	$139.5
Accumulated amortization	(9.2)	(53.3)	(2.1)	(6.3)	(70.9)
Intangible assets, net	$25.1	$5.2	$18.3	$20.0	$68.6
Other intangible assets, net as of June 30, 2014 consists primarily of $15.0 million of developed technology.
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Amortization expense	$3.2	$3.3	$6.4	$6.9
Based on the intangible assets in service as of June 30, 2014, estimated amortization expense for the remainder of 2014 and each of the next five years is as follows:

(In millions)	2014 (Remainder)	2015	2016	2017	2018
Amortization expense	$6.2	$11.9	$8.5	$7.7	$6.3
Goodwill
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.
For the first quarter of 2014, we determined we had a triggering event for our Storage Solutions reporting unit as our actual results for the three months ended March 31, 2014 were lower than originally planned, requiring us to review our goodwill for impairment as of March 31, 2014. Revenues that we had expected late in the first quarter did not materialize due to certain temporal factors including delays in hiring of sales force personnel, delays in purchasing from some of our larger customers and continued impacts from reductions in government spending. For the first quarter impairment test, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 24.7 percent, resulting in no impairment as of March 31, 2014. This excess of estimated fair value over carrying value is a decrease of 1.0 percentage point from the 25.7 percent excess that resulted in the test performed during the fourth quarter of 2013. In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts and the market approach, a valuation technique that provides an estimate of the value of the reporting unit based on a comparison to other similar businesses.
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
For the second quarter of 2014 the financial results of our Storage Solutions reporting unit were in line with expectations and we continue to believe our longer-term forecast for our Storage Solutions reporting unit generally has not changed and we concluded there was no triggering event that would warrant an impairment assessment during the second quarter. We continue to believe significant growth in our storage solutions revenues will occur and we are investing to facilitate this growth with hiring of sales personnel, introducing new products and promoting the Nexsan brand globally. It is reasonably possible that an impairment could be incurred in the future. We will continue to closely monitor our results and expected cash flows in the future to assess whether a goodwill impairment in our Storage Solutions reporting unit may be necessary. The Storage Solutions reporting unit contained $64.7 million of goodwill as of June 30, 2014.
Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Restructuring
Severance and related	$2.4	$0.6	$2.8	$1.2
Lease termination costs	—	0.5	0.1	0.6
Other	0.8	0.5	0.9	1.3
Total restructuring	$3.2	$1.6	$3.8	$3.1
Other
Contingent consideration fair value adjustment	—	(0.3)	—	(0.4)
Acquisition and integration related costs	—	0.8	—	1.2
Pension settlement/curtailment (Note 9)	0.6	1.5	(0.1)	1.5
Other[1]	1.4	0.8	3.6	1.1
Total	$5.2	$4.4	$7.3	$6.5
1Other includes consulting fees and certain employee costs.
During the three and six months ended June 30, 2013, severance expense of $0.3 million and $1.4 million, respectively, related to employees directly associated with the XtremeMac and Memorex consumer electronics businesses, was recorded in discontinued operations. See Note 4 - Acquisitions and Divestitures for more information on our discontinued operations. This expense is excluded from the table above.
2012 Global Process Improvement Restructuring Program
On October 22, 2012, the Board of Directors approved our Global Process Improvement Restructuring Program (GPI Program) in order to realign our business structure and reduce operating expenses in excess of 25 percent over time, excluding the impact of any acquisitions. The GPI Program addressed product line rationalization and infrastructure and included a planned reduction of our global workforce. The majority of these actions were implemented in 2013. Charges related to the GPI Program are primarily recorded as corporate costs and not directly associated with either of our reporting segments.
Since the inception of the 2012 Global Process Improvement Restructuring Program, we have recorded a total of $20.4 million of severance and related expenses, $0.9 million of lease termination and modification costs, $4.2 million of other charges and $5.0 million of inventory write-offs.
Activity related to the 2012 GPI Program accruals was as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2013	$2.2	$0.4	$0.8	$3.4
Charges	0.4	0.1	0.1	0.6
Usage and payments	(0.9)	(0.1)	(0.8)	(1.8)
Currency impacts	—	(0.1)	—	(0.1)
Accrued balance at March 31, 2014	$1.7	$0.3	$0.1	$2.1
Charges	2.2	—	0.4	2.6
Usage and payments	(0.9)	—	(0.2)	(1.1)
Currency impacts	—	—	0.1	0.1
Accrued balance at June 30, 2014	$3.0	$0.3	$0.4	$3.7
Severance and related charges of $0.2 million and Other charges of $0.4 million that were recorded in the three months ended June 30, 2014 were recorded to other accruals and not to the 2012 GPI Program accrual and thus are not included in the table above.
Note 8 — Stock-Based Compensation
Stock-based compensation consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Stock-based compensation expense	$1.4	$1.4	$3.0	$3.2
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under five plans (collectively, the Stock Plans) which are described in detail in our 2013 Annual Report on Form 10-K. As of June 30, 2014, there were 1,335,572 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2013	5,371,538	$13.11
Granted	61,275	3.72
Exercised	(87,569)	3.97
Canceled	(331,899)	25.98
Forfeited	(330,378)	3.95
Outstanding June 30, 2014	4,682,967	$12.84
Exercisable as of June 30, 2014	3,897,982	$14.50
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the valuation of stock options:

	Six Months Ended June 30,
	2014	2013
Volatility	46.2%	42.8%
Risk-free interest rate	1.9%	1.0%
Expected life (months)	73	72
Dividend yield	—	—

As of June 30, 2014, there was $1.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2013	1,192,321	$4.87
Granted	1,086,524	3.72
Grant Adjustments	(4,925)	3.75
Vested	(697,133)	5.21
Forfeited	(16,135)	5.27
Nonvested as of June 30, 2014	1,560,652	$3.91
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period.
As of June 30, 2014, there was $5.1 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.9 years.
Stock Appreciation Rights
During the six months ended June 30, 2014, we granted 0.4 million Stock Appreciation Rights (SARs) to certain employees associated with our Nexsan and Mobile Security operations. As of June 30, 2014, we had 3.1 million SARs outstanding for which we have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three and six months ended June 30, 2014, we contributed $0.4 million and $0.8 million to our worldwide pension plans, respectively. We presently anticipate contributing $1.0 million to $3.0 million to fund our worldwide pension plans during the remainder of 2014.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments for the six months ended June 30, 2014 have exceeded our expected 2014 interest costs. As a result, a partial settlement event occurred during the three months ended June 30, 2014 and we recognized a settlement loss of $0.6 million. A settlement loss of $1.5 million was recognized for the three months ended June 30, 2013. These settlement losses are included in restructuring and other in our Condensed Consolidated Statements of Operations. Additionally, in connection with the settlement and as required by pension accounting, we remeasured the funded status of our U.S. defined benefit plan as of June 30, 2014 and have adjusted the funded status on our Condensed Consolidated Balance Sheets as of June 30, 2014, accordingly.
During the six months ended June 30, 2014, we recorded a curtailment gain in the amount of $0.7 million relating to our pension plan in Japan. This amount was recorded in restructuring and other in our Condensed Consolidated Statements of Operations.
Components of net periodic pension (credit) cost included the following:

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$0.1	$0.1	$—	$—	$0.2	$0.2
Interest cost	0.8	0.8	0.2	—	1.6	1.5	0.4	—
Expected return on plan assets	(1.2)	(1.2)	(0.2)	—	(2.4)	(2.5)	(0.4)	—
Amortization of net actuarial loss	0.3	0.5	0.1	0.1	0.6	0.9	0.1	0.2
Amortization of prior service credit	—	—	(0.1)	—	—	—	(0.1)	—
Net periodic pension (credit) cost	$(0.1)	$0.1	$0.1	$0.2	$(0.2)	$(0.1)	$0.2	$0.4
Settlement loss	0.6	1.5	—	—	0.6	1.5	—	—
Curtailment gain	—	—	—	—	—	—	(0.7)	—
Total pension cost (credit)	$0.5	$1.6	$0.1	$0.2	$0.4	$1.4	$(0.5)	$0.4
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax ordinary income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For both the three and six months ended June 30, 2014, we recorded income tax benefit of $1.6 million. For the three and six months ended June 30, 2013, we recorded income tax expense of $1.1 million and $1.5 million, respectively. The income tax benefit for the three months ended June 30, 2014 was driven primarily by the relative mix of income (loss) in the various jurisdictions and discrete events. The effective income tax rate for the three and six months ended June 30, 2014 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the effects of foreign tax rate differential.
We conduct business globally. As a result, we file income tax returns in multiple jurisdictions and are subject to review by various U.S and foreign taxing authorities. Our U.S. federal income tax returns for 2010 through 2013 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and city tax jurisdictions for years before 2006. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $6.3 million and $6.0 million as of June 30, 2014 and December 31, 2013, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect at this time.
Note 11 — Debt
Our Credit Agreement entered into in 2006 and its amendments (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, our borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $30.5 million.
As of June 30, 2014, we had $20.0 million of borrowings outstanding under our credit facilities with interest rates ranging from 2.4 percent to 2.8 percent. We are in compliance with our covenant requirements as of June 30, 2014.
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

	June 30, 2014			December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets
Foreign currency option contracts	$—	$0.3	$—	$—	$1.8	$—
Foreign currency forward contracts	—	0.9	—	—	3.3	—
Derivative liabilities
Foreign currency option contracts	—	—	—	—	(0.2)	—
Foreign currency forward contracts	—	(0.3)	—	—	(0.5)	—
Total net derivative assets	$—	$0.9	$—	$—	$4.4	$—
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
For the three months ended June 30, 2014 and 2013, we recorded net foreign currency losses of 0.4 million and gains of $0.1 million, respectively, in other (income) expense in the Condensed Consolidated Statements of Operations. These net (gains) losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.1 million and gains of $0.8 million from the related foreign currency forward contracts for the three months ended June 30, 2014 and 2013, respectively.
For the six months ended June 30, 2014 and 2013, we recorded net foreign currency losses of $0.4 million and gains of $0.6 million, respectively, in other expense (income) in the Condensed Consolidated Statements of Operations. These gains and losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.3 million and gains of $1.1 million from the related foreign currency forward contracts for the six months ended June 30, 2014 and 2013, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets were as follows:

	June 30, 2014			December 31, 2013
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$69.8	$1.2	$(0.3)	$133.8	$5.1	$(0.7)
Other hedges not receiving hedge accounting	25.9	—	—	29.4	—	—
Total	$95.7	$1.2	$(0.3)	$163.2	$5.1	$(0.7)
Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the three months ended June 30, 2014 we repurchased 0.3 million shares of common stock for $0.9 million. Since the authorization of this program, we have repurchased 2.1 million shares of common stock for $9.9 million, and as of June 30, 2014 we had remaining authorization to repurchase up to 2.9 million additional shares. The treasury stock held as of June 30, 2014 was acquired at an average price of $19.57 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2013	1,121,926
Purchases	260,268
Exercise of stock options	(87,569)
Restricted stock grants, forfeitures and other	(924,546)
401(k) matching contribution	(273,032)
Balance as of June 30, 2014	97,047
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2013	$2.4	$(11.6)	$(53.6)	$(62.8)
Other comprehensive income (loss) before reclassifications, net of tax [1]	(1.5)	0.8	(1.3)	(2.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.4)	0.7	—	0.3
Net current-period other comprehensive income (loss)	(1.9)	1.5	(1.3)	(1.7)
Balance as of June 30, 2014	$0.5	$(10.1)	$(54.9)	$(64.5)
1Income tax benefit of $0.9 million was recorded for unrealized losses on derivative financial instruments for the six months ended June 30, 2014.
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Operations Where (Gain) Loss is Presented
	Three Months Ended	Six Months Ended
(In millions)	June 30, 2014	June 30, 2014
Gains on cash flow hedges	$(0.2)	$(0.8)	Cost of goods sold
Income tax expense	0.1	0.4	Income tax provision
	(0.1)	(0.4)
Amortization of net actuarial loss	0.2	0.6	Selling, general and administrative
Net pension curtailment/settlement loss (gain)	0.6	(0.1)	Restructuring and other
Income tax expense	—	0.2	Income tax provision
	0.8	0.7
Total reclassifications for the period	$0.7	$0.3

Note 14 — Segment Information
We manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our reporting segments are generally aligned with our key consumer and commercial channels.
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-rayTM disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX® media. Storage and security solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
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
The operating results of our former XtremeMac and Memorex consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Acquisitions and Divestitures for further information on these divestitures.
Net revenue and operating income (loss) from continuing operations by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net revenue
Consumer Storage and Accessories
Consumer storage media	$84.5	$107.3	$174.0	$221.5
Audio and accessories	10.6	9.6	21.1	17.2
Total Consumer Storage and Accessories	95.1	116.9	195.1	238.7
Tiered Storage and Security Solutions
Commercial storage media	54.0	61.8	105.4	128.7
Storage and security solutions	29.5	33.0	57.0	68.7
Total Tiered Storage and Security Solutions	83.5	94.8	162.4	197.4
Total net revenue	$178.6	$211.7	$357.5	$436.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Operating income (loss) from continuing operations
Consumer Storage and Accessories	$3.2	$20.8	$7.3	$26.7
Tiered Storage and Security Solutions	(8.5)	(2.9)	(17.3)	(5.9)
Total segment operating (loss) income	(5.3)	17.9	(10.0)	20.8
Corporate and unallocated	(14.8)	(17.9)	(26.2)	(35.5)
Total operating loss	(20.1)	—	(36.2)	(14.7)
Interest income	(0.1)	—	(0.2)	—
Interest expense	0.6	0.6	1.2	1.3
Other, net expense (income)	0.8	0.1	1.0	(0.1)
Loss from continuing operations before income taxes	$(21.4)	$(0.7)	$(38.2)	$(15.9)
Note 15 — Litigation, Commitments and Contingencies
Litigation

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of June 30, 2014, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While we currently do not believe a loss associated with our litigation matters is probable, it is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
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
Copyright Levies
During the second quarter of 2014, there were no significant changes or events associated with copyright levies from those previously disclosed in our 2013 Annual Report on Form 10-K or first quarter 2014 Quarterly Report on Form 10-Q.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Imation is a global data storage and data security company. Our products and solutions help organizations and individuals store, manage and protect their digital content. Imation’s storage and security portfolio includes NexsanTM hybrid storage solutions; IronKeyTM mobile security solutions that address the needs of professionals for secure data transport and mobile workspaces; and consumer storage solutions, audio products and accessories sold under the ImationTM, MemorexTM and TDK Life on RecordTM brands. Imation reaches customers in more than 100 countries through our global distribution network operating through two business segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). As used herein, the terms Imation, Company, we, us or our mean Imation Corp. and its subsidiaries unless the context indicates otherwise.
Executive Summary
Consolidated Results of Operations for the Three Months Ended June 30, 2014

•	Net revenue from continuing operations of $178.6 million for the three months ended June 30, 2014 was down 15.6 percent compared with $211.7 million in the same period last year.

•
Operating loss from continuing operations was $20.1 million for the three months ended June 30, 2014, compared with breakeven operating results in the same period last year which included the reversal of a $13.6 million accrual for copyright levies as a result of an Italian court ruling (See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements.)

•	Diluted loss per share from continuing operations was $0.48 for the three months ended June 30, 2014 compared with a diluted loss per share of $0.04 for the same period last year.
Consolidated Results of Operations for the Six Months Ended June 30, 2014

•	Net revenue from continuing operations of $357.5 million for the six months ended June 30, 2014 was down 18.0 percent compared with $436.1 million in the same period last year.

•
Operating loss from continuing operations was $36.2 million for the six months ended June 30, 2014, compared with an operating loss of $14.7 million in the same period last year which included the reversal of a $13.6 million accrual for copyright levies discussed above.

•	Diluted loss per share from continuing operations was $0.89 for the six months ended June 30, 2014 compared with a diluted loss per share of $0.43 for the same period last year.
Cash Flow/Financial Condition for the Six Months Ended June 30, 2014

•	Cash and cash equivalents totaled $114.7 million as of June 30, 2014 compared with $132.6 million at December 31, 2013.

•	Cash used in operating activities was $16.8 million for the six months ended June 30, 2014 compared with cash used in operating activities of $7.7 million in the same period last year.
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
Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Net revenue	$178.6	$211.7	(15.6)%	$357.5	$436.1	(18.0)%
Our worldwide revenue for the three months ended June 30, 2014 decreased compared with the same period last year due to declines in our CSA and TSS reporting segments of 18.6 percent and 11.9 percent, respectively. These revenue declines were driven by a 21.2 percent decline in our consumer storage media products in CSA and a 12.6 percent decline in our commercial storage media products in TSS due to the expected secular declines that our legacy products are experiencing. For the six months ended June 30, 2014 our worldwide revenue decreased compared with the same period last year due to declines in our CSA and TSS reporting segments of 18.3 percent and 17.7 percent, respectively. These revenue declines were driven by a 21.4 percent decline in our consumer storage media products in CSA and an 18.1 percent decline in our commercial storage media products in TSS driven by these same secular declines. Additionally, for the three and six months ended June 30, 2014 revenue in our storage and security solutions products in TSS declined 10.6 percent and 17.0 percent, respectively, reflecting business conditions as further discussed in our segment results.
See Segment Results for further discussion of our reporting segments and our products. Revenue for the three months ended June 30, 2014 compared with the same period last year was not impacted by foreign currency translation while revenue for the six months ended June 30, 2014 compared with the same period last year was negatively impacted by foreign currency translation of 3.0 percent.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Gross profit	$33.9	$55.2	(38.6)%	$67.6	$97.3	(30.5)%
Gross margin	19.0%	26.1%		18.9%	22.3%
Gross profit for the three months ended June 30, 2014 decreased compared with the same period last year due to a $13.6 million reversal of an accrual for Italian copyright levies in the three months ended June 30, 2013 and lower overall revenue. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements for more information on the levy reversal. Gross profit during the three months ended June 30, 2013 also included inventory write-offs of $0.7 million related to our restructuring programs, which was driven by the rationalization of certain product lines. Gross profit in our CSA reporting segment decreased $17.2 million in the three months ended June 30, 2014 compared to the same period last year which included the levy reversal. Gross profit in our TSS reporting segment decreased $4.8 million.
Gross profit for the six months ended June 30, 2014 decreased compared with the same period last year due primarily to lower overall revenue and was also impacted by the $13.6 million reversal of an accrual for Italian copyright levies as discussed above. Gross profit during the six months ended June 30, 2013 also included inventory write-offs of $2.8 million related to our restructuring programs, which was driven by the rationalization of certain product lines. Gross profit in our CSA reporting segment decreased $19.5 million in the six months ended June 30, 2014 compared to the prior year which included the levy reversal. Gross profit in our TSS reporting segment decreased $13.0 million due mainly to lower revenues.
Gross margin for the three and six months ended June 30, 2014 decreased compared with the same periods last year. Gross margin in the CSA reporting segment decreased 11.2 points to 19.0 percent and 4.6 points to 19.2 percent, for the three and six months ended June 30, 2014, respectively, driven by the reversal of an accrual for Italian copyright levies during the second quarter of 2013 discussed above. Gross margin in the TSS reporting segment decreased 2.8 points to 18.9 percent and 3.3 points to 18.6 percent, for the three and six months ended June 30, 2014, respectively, from lower revenues and lower gross margin in our storage and security solutions products primarily due to the impact of fixed costs on the lower revenue.
Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Selling, general and administrative	$44.3	$46.5	(4.7)%	$87.7	$95.8	(8.5)%
As a percent of revenue	24.8%	22.0%		24.5%	22.0%
SG&A expense decreased for the three and six months ended June 30, 2014 compared with the same periods last year reflecting our continued cost reduction efforts. Our SG&A expense for the three months ended June 30, 2014 associated with our legacy businesses has decreased more than 10.0 percent from the three months ended June 30, 2013. These reductions have more than offset the additional investments in storage and security solutions products. We continue cost reduction efforts in our legacy businesses and in administrative areas and continue to focus our investment in priority growth initiatives for storage and security solutions.
Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Research and development	$4.5	$4.3	4.7%	$8.8	$9.7	(9.3)%
As a percent of revenue	2.5%	2.0%		2.5%	2.2%
R&D expense increased slightly for the three months ended June 30, 2014 compared with the same period last year from our increased investment in higher margin projects in our storage and security solutions products in TSS, partially offset by a reduction in legacy R&D. R&D expense decreased for the six months ended June 30, 2014 compared with the same period last year reflecting our reduction in legacy R&D spending for the year.
Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Restructuring and other	$5.2	$4.4	18.2%	$7.3	$6.5	12.3%
For the three months ended June 30, 2014, the $5.2 million of restructuring and other expense included restructuring costs of $3.2 million, consisting primarily of severance and related costs. Additionally, we recorded a $0.6 million settlement loss related to our U.S. pension plan and $1.4 million of other costs primarily consisting of professional fees and employee costs. For the three months ended June 30, 2013 the $4.4 million of restructuring and other expense included restructuring costs of $1.6 million consisting of severance and related costs, lease termination costs and other restructuring related charges. Additionally, we recorded a $1.5 million settlement loss related to our U.S. pension plan and incurred acquisition and integration related costs of $0.8 million as well as other net costs of $0.5 million.
For the six months ended June 30, 2014, the $7.3 million of restructuring and other expense included restructuring costs of $3.8 million consisting primarily of severance and related costs. The $0.6 million settlement loss related to our U.S. pension plan recorded in the second quarter was offset by a $0.7 million curtailment gain related to our Japan pension plan recorded in the first quarter netting to a $0.1 million gain related to our pension plans in the six months ended June 30, 2014. We also recorded $3.6 million of other costs for the six months ended June 30, 2014 primarily consisting of employee costs and professional fees. For the six months ended June 30, 2013 the $6.5 million of restructuring and other expense included restructuring costs of $3.1 million consisting of severance and related costs, lease termination costs and other restructuring related charges. Additionally, we recorded a $1.5 million settlement loss related to our U.S. pension plan and incurred acquisition and integration related costs of $1.2 million as well as other net costs of approximately $0.7 million.
Restructuring expense in 2014 and 2013 related to our 2012 Global Process Improvement Restructuring Program. See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements for further details of our restructuring and other expense.
Operating Loss from Continuing Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Operating loss from continuing operations	$(20.1)	$—	NM	$(36.2)	$(14.7)	146.3%
As a percent of revenue	(11.3)%	—%		(10.1)%	(3.4)%
NM - Not meaningful
Operating loss from continuing operations increased for the three and six months ended June 30, 2014 compared with the same periods last year primarily due to the items discussed above.
Other (Income) Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Interest income	$(0.1)	$—	NM	$(0.2)	$—	NM
Interest expense	0.6	0.6	—%	1.2	1.3	(7.7)%
Other, net expense (income)	0.8	0.1	NM	1.0	(0.1)	NM
Total other expense	$1.3	$0.7	85.7%	$2.0	$1.2	66.7%
As a percent of revenue	0.7%	0.3%		0.6%	0.3%
NM - Not meaningful
Other, net expense for the three and six months ended June 30, 2014 was up compared with the same periods last year due primarily to losses recorded on transactions denominated in foreign currencies in 2014 compared to gains recorded in 2013.
Income Tax (Benefit) Provision

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Income tax (benefit) provision	$(1.6)	$1.1	NM	$(1.6)	$1.5	NM
Effective tax rate	7.5%	NM		4.2%	(9.4)%
NM - Not meaningful
The income tax benefit for the three and six months ended June 30, 2014 compared to an income tax provision for the three and six months ended June 30, 2013 was driven primarily by the relative mix of income (loss) in various jurisdictions and discrete events. We maintain a valuation allowance related to our U.S. deferred tax assets and, therefore, no tax benefit was recorded related to our U.S. losses in any of the periods presented.
Loss from Discontinued Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Loss on sale of discontinued businesses, net of income taxes	$(1.2)	$—	—%	$(1.7)	$—	—%
Loss from operations of discontinued businesses, net of income taxes	(0.4)	$(3.3)	(87.9)%	(0.6)	$(8.8)	(93.2)%
Loss from discontinued operations	$(1.6)	$(3.3)	(51.5)%	$(2.3)	$(8.8)	(73.9)%

Loss from discontinued operations represents operations from our former XtremeMac and Memorex consumer electronics businesses. For the three and six months ended June 30, 2014 the loss includes a $1.2 million adjustment to expected proceeds on the sale of the XtremeMac business. The six months ended June 30, 2014 includes a $0.5 million loss on the initial sale of the XtremeMac business which closed on January 31, 2014. The loss for the three and six months ended June 30, 2013 includes $0.3 million and $1.4 million, respectively, of severance related restructuring expense. See Note 4 - Acquisitions and Divestitures in our Notes to Condensed Consolidated Financial Statements for more information on our discontinued operations.
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
Information related to our segments is as follows:
     Consumer Storage and Accessories

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Net revenue	$95.1	$116.9	(18.6)%	$195.1	$238.7	(18.3)%
Operating income	3.2	20.8	(84.6)%	7.3	26.7	(72.7)%
As a percent of revenue	3.4%	17.8%		3.7%	11.2%
The decrease in CSA revenue for the three and six months ended June 30, 2014 compared with the same periods last year was driven by declines in our consumer storage media products of $22.8 million, or 21.2 percent and $47.5 million, or 21.4 percent, respectively. From a product perspective, revenue declines were primarily due to the expected secular declines of $19.0 million and $40.4 million in optical media products for the three and six months ended June 30, 2014, respectively. Partially offsetting the decrease in revenue from consumer storage media products were 10.4 percent and 22.7 percent increases in revenue from audio and accessories products for the three and six months ended June 30, 2014, respectively, compared to the same periods last year driven by growth in our TDK Life on Record products.
Operating income decreased for the three and six months ended June 30, 2014 compared with the same periods last year driven by the reversal of an accrual for Italian copyright levies of $13.6 million in the second quarter of 2013 and lower gross profit in consumer storage media products in 2014 from lower revenues. For the three months ended June 30, 2014 SG&A and R&D expense were slightly higher than the same period last year and for the six months ended June 30, 2014 SG&A and R&D expense were consistent with the same period last year. We plan to continue our operating expense reduction efforts in this segment.
Tiered Storage and Security Solutions

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Net revenue	$83.5	$94.8	(11.9)%	$162.4	$197.4	(17.7)%
Operating loss	(8.5)	(2.9)	193.1%	(17.3)	(5.9)	193.2%
As a percent of revenue	(10.2)%	(3.1)%		(10.7)%	(3.0)%
The decrease in TSS revenue for the three and six months ended June 30, 2014 compared with the same periods last year was driven primarily by a decline in commercial storage media products, related to the expected secular decline in magnetic tape products of $7.8 million, or 12.6 percent and $23.3 million, or 18.1 percent, respectively. Compared to the same periods last year, storage and security solutions products revenue declined $3.5 million, or 10.6 percent and $11.7 million, or 17.0 percent, for the three and six months ended June 30, 2014, respectively. The decline reflects conditions including delays in hiring of sales force personnel, delays in purchasing from some of our larger customers and impacts from reductions in government spending that we experienced mostly during the first quarter of 2014. We continue to invest in our Nexsan products with hiring of sales personnel, introducing new products and promoting the brand globally. Despite the year over year decline for the second quarter of 2014, we started to see the benefits of our investments in sequential growth as Storage and security solution product revenue of $29.5 million for second quarter of 2014 was up from $27.5 million in the first quarter of 2014 reflecting growth in our Nexsan products in all geographic areas in the second quarter of 2014.
Operating loss increased for the three and six months ended June 30, 2014 compared with the same periods last year. The increase for the three months ended June 30, 2014 was driven by lower gross profit on storage and security solutions products and higher R&D and SG&A reflecting our increased investment in our Nexsan products. The operating loss increase for the six months ended June 30, 2014 was driven by lower gross profit on storage and security solutions products and commercial storage media products partially offset by lower R&D and SG&A for the six months ended June 30, 2014 compared to the prior year.
     Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Operating loss	$(14.8)	$(17.9)	(17.3)%	$(26.2)	$(35.5)	(26.2)%
The Corporate and Unallocated operating loss decreased for the three and six months ended June 30, 2014 compared with the same periods last year. The decrease reflected inventory write-offs of $0.7 million and $2.8 million related to our restructuring programs recorded in the three and six months ended June 30, 2013, respectively. as well as higher miscellaneous corporate and unallocated costs recorded in 2013.
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
Changes in foreign currency translation rates did not impact worldwide revenue for the three months ended June 30, 2014 but negatively impacted worldwide revenue by 3.0 percent for the six months ended June 30, 2014. Changes in foreign currency translation rates negatively impacted worldwide revenue by 3.3 percent and 2.8 percent for the three and six months ended June 30, 2013. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
Our foreign currency hedging program attempts to manage some of the foreign currency risks over near term periods, however, these risk management activities cannot ensure that the program will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates or that medium and longer term effects of exchange rates will not be significant (see Part 1, Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q).
Financial Position
Our cash and cash equivalents balance as of June 30, 2014 was $114.7 million compared to $132.6 million as of December 31, 2013. Cash decreased as negative earnings for the six-month period, variable compensation payments and seasonal rebate payments during the first quarter of 2014 and restructuring payments for the first half of 2014 were only partially offset by improvements in working capital.
Our accounts receivable balance as of June 30, 2014 was $127.8 million, a decrease of $35.5 million from $163.3 million as of December 31, 2013 as a result of lower sales during the period. Days sales outstanding was 60 days as of June 30, 2014, up 4 days from December 31, 2013 which was benefited by seasonally high revenues. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of June 30, 2014 was $85.5 million, an increase of $1.2 million from $84.3 million as of December 31, 2013. Days of inventory supply was 60 days as of June 30, 2014, down 1 day from December 31, 2013. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The increase in inventory was due to replenishments of inventory from strong sales in the later part of 2013 while days of inventory supply remained consistent.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2014	2013
Net loss	$(38.9)	$(26.2)
Adjustments to reconcile net loss to net cash used in operating activities	16.0	13.8
Changes in operating assets and liabilities	6.1	4.7
Net cash used in operating activities	$(16.8)	$(7.7)
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities was $16.8 million for the six months ended June 30, 2014 reflecting negative earnings and variable compensation and seasonal rebate payments in the first quarter of 2014 as well as restructuring payments for the first half of 2014 only partially offset by improvements in working capital. Cash used in operating activities was $7.7 million for the six months ended June 30, 2013 and included restructuring payments of $11.2 million.
Cash Flows (Used in) Provided by Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2014	2013
Capital expenditures	$(2.3)	$(3.5)
Proceeds from purchase price adjustment	—	1.6
Proceeds from sale of disposal group	1.6	0.2
Net cash used in investing activities	$(0.7)	$(1.7)
Cash used in investing activities for the six months ended June 30, 2014 included capital expenditures of $2.3 million, partially offset by proceeds from the sale of our discontinued businesses. Cash used in investing activities for the six months ended June 30, 2013 included capital expenditures of $3.5 million offset by $1.6 million received as a result of a working capital adjustment to the Nexsan purchase price.
Cash Flows Used in Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2014	2013
Purchase of treasury shares	$(0.9)	$(2.5)
Exercise of stock options	0.4	—
Short-term debt repayment	(24.9)	—
Short-term borrowings	24.5	—
Contingent consideration payments	—	(0.5)
Net cash used in financing activities	$(0.9)	$(3.0)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the six months ended June 30, 2014 we repurchased 0.3 million shares of common stock for $0.9 million. Since the authorization of this program, we have repurchased 2.1 million shares of common stock for $9.9 million at an average price of $4.71 per share. As of June 30, 2014 we had remaining authorization to repurchase up to 2.9 million additional shares.
Our Credit Agreement entered into in 2006 and its amendments (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, our borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $30.5 million.
As of June 30, 2014, we had $20.0 million of borrowings outstanding under our credit facilities with interest rates ranging from 2.4 percent to 2.8 percent. We are in compliance with our covenant requirements as of June 30, 2014.
Our liquidity needs for the remaining six months of 2014 include the following: restructuring payments of approximately $2 million to $7 million, up to $20 million repayment on our credit facility, capital expenditures of approximately $3 million to $8 million, pension funding of approximately $1 million to $3 million, operating lease payments of approximately $3 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of June 30, 2014, there have been no material changes to our contractual obligations as of December 31, 2013 as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
As of June 30, 2014, we had $95.7 million notional amount of foreign currency forward and option contracts of which $25.9 million hedged recorded balance sheet exposures. This compares to $163.2 million notional amount of foreign currency forward and option contracts as of December 31, 2013, of which $29.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2014 by $4.2 million.
Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2014, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Vice President and Chief Financial Officer, Scott J. Robinson, have concluded that the disclosure controls and procedures were effective.
During the quarter ended June 30, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of June 30, 2014, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While we currently do not believe a loss associated with our litigation matters is probable, it is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
April 1, 2014 - April 30, 2014	—	$—	—	3,147,258
May 1, 2014 - May 31, 2014	91,441	4.18	—	3,147,258
June 1, 2014 - June 30, 2014	246,839	3.52	245,665	2,901,593
Total	338,280	$3.70	245,665	2,901,593
(a) The purchases in this column include shares repurchased as a part of our publicly announced program and include 92,615 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column related to shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) On May 2, 2012, the Company's Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. The authorization has no expiration date.
Item 3. Defaults Upon Senior Securities.

 Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information.
 Not Applicable
Item 6. Exhibits.
 The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1*	Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 7, 2014)
10.2*	Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 16, 2014)
10.3*
Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report filed June 16, 2014)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 7, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	August 8, 2014	/s/ Scott J. Robinson
Scott J. Robinson
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1*	Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 7, 2014)
10.2*	Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 16, 2014)
10.3*
Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report filed June 16, 2014)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 7, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.