Form 10-Q
period 2014-09-30
IMATION CORP
filed 2014-11-10
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,235,232 shares of Common Stock, par value $0.01 per share, were outstanding November 3, 2014.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$175.0	$191.9	$532.5	$628.0
Cost of goods sold	143.8	155.8	433.7	494.6
Gross profit	31.2	36.1	98.8	133.4
Operating expenses:
Selling, general and administrative	42.5	46.3	130.2	142.1
Research and development	4.9	4.6	13.7	14.3
Goodwill impairment	35.4	—	35.4	—
Restructuring and other	4.2	11.7	11.5	18.2
Total	87.0	62.6	190.8	174.6
Operating loss from continuing operations	(55.8)	(26.5)	(92.0)	(41.2)
Other (income) expense
Interest income	(0.1)	(0.1)	(0.3)	(0.1)
Interest expense	0.7	0.7	1.9	2.0
Other, net expense	1.6	1.1	2.6	1.0
Total	2.2	1.7	4.2	2.9
Loss from continuing operations before income taxes	(58.0)	(28.2)	(96.2)	(44.1)
Income tax (benefit) provision	3.4	(2.0)	1.8	(0.5)
Loss from continuing operations	(61.4)	(26.2)	(98.0)	(43.6)
Discontinued operations:
Loss on sale of discontinued businesses, net of income taxes	—	(5.5)	(1.7)	(5.5)
Loss from operations of discontinued businesses, net of income taxes	—	(3.2)	(0.6)	(12.0)
Loss from discontinued operations, net of income taxes	—	(8.7)	(2.3)	(17.5)
Net loss	$(61.4)	$(34.9)	$(100.3)	$(61.1)

Loss per common share — basic:
Continuing operations	$(1.49)	$(0.65)	$(2.39)	$(1.08)
Discontinued operations	—	(0.21)	(0.06)	(0.43)
Net loss	(1.49)	(0.86)	(2.45)	(1.51)
Loss per common share — diluted:
Continuing operations	$(1.49)	$(0.65)	$(2.39)	$(1.08)
Discontinued operations	—	(0.21)	(0.06)	(0.43)
Net loss	(1.49)	(0.86)	(2.45)	(1.51)

Weighted average shares outstanding — basic:	41.2	40.5	41.0	40.5
Weighted average shares outstanding — diluted:	41.2	40.5	41.0	40.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(61.4)	$(34.9)	$(100.3)	$(61.1)

Other comprehensive (loss) income, net of tax:

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period	2.2	(0.5)	0.7	4.1
Reclassification adjustment for net realized gains included in net loss	(0.7)	(2.0)	(1.2)	(5.2)
Total net unrealized gains (losses) on derivative financial instruments	1.5	(2.5)	(0.5)	(1.1)

Net pension adjustments:
Liability adjustments for defined benefit plans	(1.6)	3.3	(0.8)	5.4
Reclassification of adjustments for defined benefit plans included in net loss	0.4	2.0	1.1	4.4
Total net pension adjustments	(1.2)	5.3	0.3	9.8

Unrealized foreign currency translation (losses) gains	(8.5)	5.3	(9.7)	(5.6)

Total other comprehensive (loss) income, net of tax	(8.2)	8.1	(9.9)	3.1

Comprehensive loss	$(69.6)	$(26.8)	$(110.2)	$(58.0)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$110.7	$132.6
Accounts receivable, net	115.2	163.3
Inventories	74.2	84.3
Other current assets	34.5	48.8
Total current assets	334.6	429.0
Property, plant and equipment, net	47.2	51.6
Intangible assets, net	61.2	68.6
Goodwill	36.1	72.1
Other assets	20.1	20.5
Total assets	$499.2	$641.8
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$84.5	$94.7
Short-term debt	19.3	20.0
Other current liabilities	91.6	116.4
Total current liabilities	195.4	231.1
Other liabilities	38.0	37.5
Total liabilities	233.4	268.6
Commitments and contingencies (Note 15)
Shareholders’ equity	265.8	373.2
Total liabilities and shareholders’ equity	$499.2	$641.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(100.3)	$(61.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16.4	18.3
Stock-based compensation	4.1	5.1
Loss on settlement of pension plan	0.5	10.6
Loss on disposal group in discontinued operations	—	5.5
Goodwill impairment	35.4	—
Inventory write-offs	4.6	2.8
Other, net	2.4	(9.1)
Changes in operating assets and liabilities	23.7	34.7
Net cash (used in) provided by operating activities	(13.2)	6.8
Cash Flows from Investing Activities:
Capital expenditures	(5.3)	(5.2)
Proceeds from purchase price adjustment	—	1.6
Proceeds from sale of disposal group	2.8	0.4
Net cash used in investing activities	(2.5)	(3.2)
Cash Flows from Financing Activities:
Purchase of treasury stock	(2.5)	(2.5)
Exercise of stock options	0.4	—
Short-term debt repayment	(29.7)	—
Short-term borrowings	28.9	—
Debt issue costs	—	(0.4)
Contingent consideration payments	—	(0.5)
Net cash used in financing activities	(2.9)	(3.4)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(0.5)
Net change in cash and cash equivalents	(21.9)	(0.3)
Cash and cash equivalents — beginning of period	132.6	108.7
Cash and cash equivalents — end of period	$110.7	$108.4
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share amounts)	2014	2013	2014	2013
Numerator:
Loss from continuing operations	$(61.4)	$(26.2)	$(98.0)	$(43.6)
Loss from discontinued operations, net of income taxes	—	(8.7)	(2.3)	(17.5)
Net loss	$(61.4)	$(34.9)	$(100.3)	$(61.1)
Denominator:
Weighted average number of common shares outstanding during the period - basic	41.2	40.5	41.0	40.5
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period - diluted	41.2	40.5	41.0	40.5

Loss per common share — basic
Continuing operations	$(1.49)	$(0.65)	$(2.39)	$(1.08)
Discontinued operations	—	(0.21)	(0.06)	(0.43)
Net loss	(1.49)	(0.86)	(2.45)	(1.51)
Loss per common share — diluted
Continuing operations	$(1.49)	$(0.65)	$(2.39)	$(1.08)
Discontinued operations	—	(0.21)	(0.06)	(0.43)
Net loss	(1.49)	(0.86)	(2.45)	(1.51)

Anti-dilutive shares excluded from calculation	4.4	5.9	4.5	6.3
Note 4 — Acquisitions and Divestitures
Discontinued Operations
On January 31, 2014, we completed the sale of our XtremeMac consumer electronics business for an estimated $3.1 million of total consideration consisting of $0.3 million of cash consideration, an interest-bearing note receivable consisting of $0.3 million (which matures in 2015) and $2.5 million estimated to be received based on the proceeds the purchaser is able to achieve from selling the acquired inventory. The sale of this business resulted in a loss of $0.5 million which was recorded in discontinued operations during the first quarter of 2014. During the second quarter of 2014 we revised downward our estimate of the consideration we expected to receive based on the purchaser's proceeds from selling the acquired inventory by $1.2 million and, accordingly, recognized a loss of $1.2 million as a component of discontinued operations for the nine months ended September 30, 2014. The remaining balance of the receivable associated with the proceeds from the purchaser's inventory sales was fully collected as of September 30, 2014.
On October 15, 2013, we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration. We received payments of $1.3 million during the second quarter of 2014 and $0.9 million during the fourth quarter of 2013. The remaining receivable balance associated with the disposition of this business is recorded at an estimated fair value of $5.9 million of which $2.1 million is due during the next twelve months.
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

The key components of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net revenue	$—	$10.5	$0.5	$33.9

Loss on sale of discontinued businesses, before income taxes	—	(5.5)	(1.7)	(5.5)
Loss from operations of discontinued businesses, before income taxes	—	(3.2)	(0.6)	(12.0)
Income tax provision (benefit)	—	—	—	—
Loss from discontinued operations, net of income taxes	$—	$(8.7)	$(2.3)	$(17.5)
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follow:

	September 30,	December 31,
(In millions)	2014	2013
Accounts Receivable
Accounts receivable	$123.7	$177.8
Less reserves and allowances[1]	(8.5)	(14.5)
Accounts receivable, net	$115.2	$163.3
Inventories[2]
Finished goods	$70.6	$76.3
Work in process	2.9	2.9
Raw materials and supplies	0.7	5.1
Total inventories	$74.2	$84.3
Property, Plant and Equipment
Property, plant and equipment	$190.3	$201.7
Less accumulated depreciation	(143.1)	(150.1)
Property, plant and equipment, net	$47.2	$51.6
1Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
2During the three months ended September 30, 2014 we recorded a $4.6 million inventory write-off of tape manufacturing parts as we changed the outsourcing of our tape production during the third quarter of 2014 no longer requiring this inventory.
Other current liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes rebates payable of $25.9 million and $33.2 million at September 30, 2014 and December 31, 2013, respectively.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
The components of our amortizable intangible assets were as follows:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
September 30, 2014
Gross carrying amount	$35.6	$59.3	$20.2	$26.2	$141.3
Accumulated amortization	(12.8)	(55.1)	(3.4)	(8.8)	(80.1)
Intangible assets, net	$22.8	$4.2	$16.8	$17.4	$61.2
December 31, 2013
Gross carrying amount	$34.3	$58.5	$20.4	$26.3	$139.5
Accumulated amortization	(9.2)	(53.3)	(2.1)	(6.3)	(70.9)
Intangible assets, net	$25.1	$5.2	$18.3	$20.0	$68.6
Other intangible assets, net as of September 30, 2014 consists primarily of $14.0 million of developed technology.
As noted below under our goodwill disclosure, during the three months ended September 30, 2014, we performed an interim goodwill impairment test for our Storage solutions reporting unit due to lower than expected results. We also determined these factors to be an event that warranted interim tests as to whether any of our $31.6 million of definite-lived intangible assets associated with the storage solutions business were impaired. Based on our impairment analysis performed in the third quarter of 2014, the undiscounted cash flows associated with our Storage Solutions reporting unit (over the life of the primary asset within Storage Solutions) exceeded the carrying value of the asset group and, accordingly, we concluded that we did not have an impairment of our definite-lived intangible assets in the storage solutions asset group for the three months ended September 30, 2014.
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Amortization expense	$3.2	$3.4	$9.6	$10.3
Based on the intangible assets in service as of September 30, 2014, estimated amortization expense for the remainder of 2014 and each of the next five years is as follows:

(In millions)	2014 (Remainder)	2015	2016	2017	2018
Amortization expense	$3.0	$11.9	$8.5	$7.7	$6.3
Goodwill
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.
For our Storage Solutions reporting unit, our actual results for the three months ended September 30, 2014 were lower than planned. Because of our lower than anticipated results for Storage Solutions, we revised our forecast, which we determined to be a triggering event requiring us to review our goodwill related to Storage Solutions for impairment.
In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (Earnings Before Interest Taxes and Amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized a discount rate of 16.5 percent and a terminal growth rate of 3.0 percent. Because our Storage Solutions business has not yet been able to achieve its anticipated results, we increased our discount rate by 2.0 percent over the estimated market discount rate of 14.5 percent.

As a result of this assessment, it was determined that the carrying value of our Storage Solutions reporting unit exceeded its estimated fair value. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Storage Solutions to the carrying value of such goodwill. Based on this analysis, the carrying value of the Storage Solutions goodwill exceeded its implied value by $35.4 million and, consequently, we recorded an impairment charge of that amount in the Consolidated Statements of Operations. After the impairment charge, the remaining balance of goodwill associated with our Storage Solutions Reporting Unit is $28.1 million as of September 30, 2014.
During the first quarter of 2014, due to lower than anticipated results and a revision to our forecast in March, we determined that a triggering event occurred which required an interim impairment test of the goodwill associated with the Storage Solutions reporting unit. After performing the analysis, it was concluded that goodwill was not impaired as the estimated fair value of the reporting unit exceeded it carrying value. During the second quarter of 2014, we determined that no triggering event had occurred which necessitated the need for an interim goodwill impairment test.
Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Restructuring
Severance and related	$0.8	$(0.2)	$3.6	$1.0
Lease termination costs	0.2	0.1	0.3	0.7
Other	0.3	0.6	1.2	1.9
Total restructuring	$1.3	$0.5	$5.1	$3.6
Other
Contingent consideration fair value adjustment	—	—	—	(0.4)
Acquisition and integration related costs	—	0.6	—	1.8
Pension settlement/curtailment (Note 9)	0.2	0.2	0.1	1.7
Settlement of UK pension plan	0.5	10.6	0.5	10.6
Other[1]	2.2	(0.2)	5.8	0.9
Total	$4.2	$11.7	$11.5	$18.2
1Other includes consulting fees and certain employee costs.
During the three and nine months ended September 30, 2013, severance expense of $0.3 million and $1.7 million, respectively, related to employees directly associated with the XtremeMac and Memorex consumer electronics businesses, was recorded in discontinued operations. See Note 4 - Acquisitions and Divestitures for more information on our discontinued operations. This expense is excluded from the table above.
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
Since the inception of the 2012 Global Process Improvement Restructuring Program, we have recorded a total of $21.2 million of severance and related expenses, $1.1 million of lease termination and modification costs, $4.5 million of other charges and $9.6 million of inventory write-offs.
Activity related to the 2012 GPI Program accruals was as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2013	2.2	0.4	0.8	3.4
Charges	0.4	0.1	0.1	0.6
Usage and payments	(0.9)	(0.1)	(0.8)	(1.8)
Currency impacts	—	(0.1)	—	(0.1)
Accrued balance at March 31, 2014	1.7	0.3	0.1	2.1
Charges	2.2	—	0.4	2.6
Usage and payments	(0.9)	—	(0.2)	(1.1)
Currency impacts	—	—	0.1	0.1
Accrued balance at June 30, 2014	3.0	0.3	0.4	3.7
Charges	0.8	—	0.1	0.9
Usage and payments	(2.9)	(0.1)	(0.4)	(3.4)
Currency impacts	—	(0.1)	—	(0.1)
Accrued balance at September 30, 2014	0.9	0.1	0.1	1.1
Severance and related charges of $0.2 million that were recorded in the nine months ended September 30, 2014 were recorded to other accruals and not to the 2012 GPI Program accrual. Lease termination costs of $0.2 million that were recorded in the three and nine months ended September 30, 2014, respectively, were recorded to other accruals and not to the 2012 GPI Program accrual. Other charges of $0.2 million and $0.6 million that were recorded in the three and nine months ended September 30, 2014, respectively, were recorded to other accruals and not to the 2012 GPI Program accrual. These charges are not included in the table above.
Note 8 — Stock-Based Compensation
Stock-based compensation consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Stock-based compensation expense	$1.1	$1.9	$4.1	$5.1
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under five plans (collectively, the Stock Plans) which are described in detail in our 2013 Annual Report on Form 10-K. As of September 30, 2014, there were 1,969,692 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2013	5,371,538	$13.11
Granted	61,275	3.72
Exercised	(87,569)	3.97
Canceled	(856,854)	18.85
Forfeited	(565,246)	4.14
Outstanding September 30, 2014	3,923,144	$13.15
Exercisable as of September 30, 2014	3,383,760	$14.50
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the valuation of stock options:

	Nine Months Ended September 30,
	2014	2013
Volatility	46.2%	42.8%
Risk-free interest rate	1.9%	1.1%
Expected life (months)	73	72
Dividend yield	—	—
As of September 30, 2014, there was $0.7 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.2 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2013	1,192,321	$4.87
Granted	1,170,354	3.68
Grant Adjustments	(4,925)	3.75
Vested	(728,776)	5.18
Forfeited	(317,895)	3.94
Nonvested as of September 30, 2014	1,311,079	$3.85
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation is recognized on a straight-line basis over the requisite vesting period.
As of September 30, 2014, there was $3.3 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.7 years.
Stock Appreciation Rights
During the nine months ended September 30, 2014, we granted 0.6 million Stock Appreciation Rights (SARs) to certain employees associated with our Nexsan and Mobile Security operations. As of September 30, 2014, we had 3.1 million SARs outstanding for which we have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three and nine months ended September 30, 2014, we contributed $1.2 million and $2.0 million to our worldwide pension plans, respectively. We presently anticipate contributing up to $1.0 million to fund our worldwide pension plans during the remainder of 2014.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments for the nine months ended September 30, 2014 have exceeded our expected 2014 interest costs. As a result, a partial settlement event occurred during the three and nine months ended September 30, 2014 and we recognized a settlement loss of $0.2 million and $0.8 million, respectively. A settlement loss of $0.2 million and $1.7 million was recognized for the three and nine months ended September 30, 2013. These settlement losses are included in restructuring and other in our Condensed Consolidated Statements of Operations. Additionally, in connection with the settlement and as required by pension accounting, we remeasured the funded status of our U.S. defined benefit plan as of September 30, 2014 and have adjusted the funded status on our Condensed Consolidated Balance Sheets as of September 30, 2014, accordingly.

During the nine months ended September 30, 2014, we recorded a curtailment gain in the amount of $0.7 million relating to our pension plan in Japan. This amount was recorded in restructuring and other in our Condensed Consolidated Statements of Operations.
We have a defined benefit pension plan located in the United Kingdom (UK Plan) for former employees with no current employees in the plan. On September 17, 2013, we settled our UK Plan by way of a transaction with Pension Insurance Corporation (PIC) whereby PIC fully assumed the projected benefit obligation and underlying plan assets. The net balance assumed by PIC represents an asset balance of $6.4 million and no cash consideration was paid in connection with this transaction. As a result of this transaction, we removed this net asset and related unrecognized net actuarial loss in other comprehensive loss and recorded a loss of $10.6 million in restructuring and other in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2013. Additionally, the settlement of the UK Plan resulted in the removal of a deferred tax liability related to the plan resulting in a $2.3 million credit to income tax expense for the three and nine months ended September 30, 2013. It is a standard practice in the United Kingdom (UK) for a review process by the UK government, entailing a review of the plan obligations and participant data, to occur upon a transaction such as this one involving a transfer of a pension plan. During the third quarter of 2014, we had an additional obligation of $0.5 million associated with a true-up of the transaction that we have recorded in restructuring and other in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2014.
Components of net periodic pension (credit) cost included the following:

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$0.1	$0.1	$—	$—	$0.3	$0.3
Interest cost	0.8	0.9	0.4	—	2.4	2.4	0.8	—
Expected return on plan assets	(1.2)	(1.2)	(0.3)	—	(3.6)	(3.7)	(0.7)	—
Amortization of net actuarial loss	0.3	0.4	0.1	0.1	0.9	1.3	0.2	0.3
Amortization of prior service credit	—	—	—	—	—	—	(0.1)	—
Net periodic pension (credit) cost	$(0.1)	$0.1	$0.3	$0.2	$(0.3)	$—	$0.5	$0.6
Settlement loss	0.2	0.2	—	10.6	0.8	1.7	—	10.6
Curtailment gain	—	—	—	—	—	—	(0.7)	—
Total pension cost (credit)	$0.1	$0.3	$0.3	$10.8	$0.5	$1.7	$(0.2)	$11.2
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax ordinary income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three and nine months ended September 30, 2014, we recorded income tax expense of $3.4 million and $1.8 million, respectively. For the three and nine months ended September 30, 2013, we recorded an income tax benefit of $2.0 million and $0.5 million, respectively. The increased income tax expense for the three months ended September 30, 2014 was driven by the relative mix of income (loss) in the various jurisdictions and a deferred tax asset adjustment as the result of the reassessment of deferred taxes in the Netherlands. The effective income tax rate for the three and nine months ended September 30, 2014 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the effects of foreign tax rate differential.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $6.1 million and $6.0 million as of September 30, 2014 and December 31, 2013, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect at this time.

Note 11 — Debt
Our Credit Agreement entered into in 2006 and its amendments (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, our borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $33.4 million.
As of September 30, 2014, we had $19.3 million of borrowings outstanding under our credit facilities with interest rates ranging from 2.4 percent to 2.8 percent. We are in compliance with our covenant requirements as of September 30, 2014.
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

	September 30, 2014			December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets
Foreign currency option contracts	$—	$0.6	$—	$—	$1.8	$—
Foreign currency forward contracts	—	2.0	—	—	3.3	—
Derivative liabilities
Foreign currency option contracts	—	—	—	—	(0.2)	—
Foreign currency forward contracts	—	—	—	—	(0.5)	—
Total net derivative assets	$—	$2.6	$—	$—	$4.4	$—
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
For the three months ended September 30, 2014 and 2013, we recorded net foreign currency losses of $1.5 million and $0.6 million, respectively, in other (income) expense in the Condensed Consolidated Statements of Operations. These net losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.7 million and gains of $0.2 million from the related foreign currency forward contracts for the three months ended September 30, 2014 and 2013, respectively.
For the nine months ended September 30, 2014 and 2013, we recorded net foreign currency losses of $1.9 million and no gains or losses, respectively, in other expense (income) in the Condensed Consolidated Statements of Operations. These losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $1.1 million and gains of $1.3 million from the related foreign currency forward contracts for the nine months ended September 30, 2014 and 2013, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets were as follows:

	September 30, 2014			December 31, 2013
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$60.0	$2.6	$—	$133.8	$5.1	$(0.7)
Other hedges not receiving hedge accounting	22.5	—	—	29.4	—	—
Total	$82.5	$2.6	$—	$163.2	$5.1	$(0.7)
Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the three months ended September 30, 2014 we repurchased 0.5 million shares of common stock for $1.6 million. Since the authorization of this program, we have repurchased 2.6 million shares of common stock for $11.5 million, and as of September 30, 2014 we had remaining authorization to repurchase up to 2.4 million additional shares. The treasury stock held as of September 30, 2014 was acquired at an average price of $13.41 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2013	1,121,926
Purchases	760,268
Exercise of stock options	(87,569)
Restricted stock grants, forfeitures and other	(697,847)
401(k) matching contribution	(360,803)
Balance as of September 30, 2014	735,975
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2013	$2.4	$(11.6)	$(53.6)	$(62.8)
Other comprehensive income (loss) before reclassifications, net of tax [1]	0.7	(0.8)	(9.7)	(9.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.2)	1.1	—	(0.1)
Net current-period other comprehensive (loss) income	(0.5)	0.3	(9.7)	(9.9)
Balance as of September 30, 2014	$1.9	$(11.3)	$(63.3)	$(72.7)
1Income tax benefit of $0.1 million was recorded for unrealized losses on derivative financial instruments for the nine months ended September 30, 2014.
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Operations Where (Gain) Loss is Presented
	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2014
Gains on cash flow hedges	(1.2)	(2.0)	Cost of goods sold
Income tax expense	0.5	0.8	Income tax provision
	(0.7)	(1.2)
Amortization of net actuarial loss	0.3	0.7	Selling, general and administrative
Net pension curtailment/settlement loss	0.2	0.2	Restructuring and other
Income tax expense	—	0.2	Income tax provision
	0.5	1.1
Total reclassifications for the period	(0.2)	(0.1)

Note 14 — Segment Information
We manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our reporting segments are generally aligned with our key consumer and commercial channels.
We have two major product categories under our CSA segment: Consumer storage media and Audio and accessories. Consumer storage media products include primarily optical products such as DVDs, CDs and Blu-rayTM disc recordable media as well as flash media. Audio and accessories include primarily headphones, audio electronics and accessories. Consumer storage solutions and audio products and accessories are sold under the ImationTM, MemorexTM and TDK Life on RecordTM brands. We have two major product categories under our TSS segment: Commercial storage media and Storage and security solutions. Commercial storage media products consist mainly of magnetic data storage tape media and RDX® media. Storage and security solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability. Imation’s storage and security portfolio includes NexsanTM hybrid storage solutions; IronKeyTM mobile security solutions that address the needs of professionals for secure data transport and mobile workspaces.
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
Net revenue and operating income (loss) from continuing operations by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net revenue
Consumer Storage and Accessories
Consumer storage media	$79.4	$97.3	$253.4	$318.8
Audio and accessories	12.6	11.0	33.7	28.2
Total Consumer Storage and Accessories	92.0	108.3	287.1	347.0
Tiered Storage and Security Solutions
Commercial storage media	54.3	54.3	159.7	183.0
Storage and security solutions	28.7	29.3	85.7	98.0
Total Tiered Storage and Security Solutions	83.0	83.6	245.4	281.0
Total net revenue	$175.0	$191.9	$532.5	$628.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Operating income (loss) from continuing operations
Consumer Storage and Accessories	$5.4	$3.3	$12.7	$30.0
Tiered Storage and Security Solutions	(8.1)	(8.2)	(25.4)	(14.1)
Total segment operating (loss) income	(2.7)	(4.9)	(12.7)	15.9
Corporate and unallocated	(53.1)	(21.6)	(79.3)	(57.1)
Total operating loss	(55.8)	(26.5)	(92.0)	(41.2)
Interest income	(0.1)	(0.1)	(0.3)	(0.1)
Interest expense	0.7	0.7	1.9	2.0
Other, net expense	1.6	1.1	2.6	1.0
Loss from continuing operations before income taxes	$(58.0)	$(28.2)	$(96.2)	$(44.1)
Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of September 30, 2014, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While we currently do not believe a loss associated with our litigation matters is probable, it is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
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
Copyright Levies
During the third quarter of 2014, there were no significant changes or events associated with copyright levies from those previously disclosed in our 2013 Annual Report on Form 10-K or first quarter 2014 Quarterly Report on Form 10-Q.
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
Executive Summary
Consolidated Results of Operations for the Three Months Ended September 30, 2014

•	Net revenue from continuing operations of $175.0 million for the three months ended September 30, 2014 was down 8.8 percent compared with $191.9 million in the same period last year.

•	We recorded a non-cash goodwill impairment charge of $35.4 million in the three months ended September 30, 2014.

•
Operating loss from continuing operations was $55.8 million for the three months ended September 30, 2014, which included the goodwill impairment of $35.4 million, compared with an operating loss of $26.5 million in the same period last year. See Note 6 - Intangible Assets and Goodwill in our Notes to Condensed Consolidated Financial Statements for more information on the goodwill impairment.

•	Diluted loss per share from continuing operations was $1.49 for the three months ended September 30, 2014 compared with a diluted loss per share of $0.65 for the same period last year.
Consolidated Results of Operations for the Nine Months Ended September 30, 2014

•	Net revenue from continuing operations of $532.5 million for the nine months ended September 30, 2014 was down 15.2 percent compared with $628.0 million in the same period last year.

•	We recorded a non-cash goodwill impairment charge of $35.4 million in the nine months ended September 30, 2014.

•
Operating loss from continuing operations was $92.0 million for the nine months ended September 30, 2014, which included the goodwill impairment of $35.4 million, compared with an operating loss of $41.2 million in the same period last year, which included the reversal of a $13.6 million accrual for copyright levies as a result of an Italian court ruling (See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements.)

•	Diluted loss per share from continuing operations was $2.39 for the nine months ended September 30, 2014 compared with a diluted loss per share of $1.08 for the same period last year.
Cash Flow/Financial Condition for the Nine Months Ended September 30, 2014

•	Cash and cash equivalents totaled $110.7 million as of September 30, 2014 compared with $132.6 million at December 31, 2013.

•	Cash used in operating activities was $13.2 million for the nine months ended September 30, 2014 compared with cash provided by operating activities of $6.8 million in the same period last year.
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

Our legacy businesses as referred to in the following discussion consist of our consumer and commercial storage media businesses.
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Net revenue	$175.0	$191.9	(8.8)%	$532.5	$628.0	(15.2)%
Our worldwide revenue for the three months ended September 30, 2014 decreased compared with the same period last year due primarily to a 15.1 percent decline in our CSA reporting segment. Our TSS reporting segment declined slightly by 0.7 percent from the same period last year. The revenue declines in CSA were driven by an 18.4 percent decline in our consumer storage media products due to expected secular declines that our legacy products are experiencing. This decrease was somewhat offset by an increase in our audio and accessories business. Revenue from commercial storage media products in TSS was flat compared with Q3 of last year; however, we experienced a significant decline in Q3 of last year and therefore the year over year comparison was favorable. Our storage and security solutions products in TSS declined only slightly from the same period last year. On a sequential basis, TSS net revenue decreased by only 0.6 percent primarily due to moderated declines in legacy businesses and growth in our Nexsan products within our storage and security solutions business.
For the nine months ended September 30, 2014, our worldwide revenue decreased compared with the same period last year due to declines in our CSA and TSS reporting segments of 17.3 percent and 12.7 percent, respectively. These revenue declines were driven by a 20.5 percent decline in our consumer storage media products in CSA and a 12.7 percent decline in our commercial storage media products in TSS driven by these same secular declines.
See Segment Results for further discussion of our reporting segments and our products. Revenue for the three months ended September 30, 2014 compared with the same period last year was not impacted by foreign currency translation while revenue for the nine months ended September 30, 2014 compared with the same period last year was negatively impacted by foreign currency translation of 4.0 percent.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Gross profit	$31.2	$36.1	(13.6)%	$98.8	$133.4	(25.9)%
Gross margin	17.8%	18.8%		18.6%	21.2%
Gross profit for the three months ended September 30, 2014 decreased compared with the same period last year due to a $4.6 million inventory write-off related to the outsourcing of our magnetic tape production and lower overall revenue. Gross profit in both our CSA and TSS reporting segments decreased only slightly in the three months ended September 30, 2014 compared to the same period last year.
Gross profit for the nine months ended September 30, 2014 decreased compared with the same period last year due primarily to lower overall revenue and the $4.6 million inventory write-off discussed above. Gross profit for the nine months ended September 30, 2013 also included a benefit from a $13.6 million reversal of an accrual for Italian copyright levies that was somewhat offset by inventory write-offs of $2.8 million related to our restructuring programs, which were driven by the rationalization of certain product lines. Gross profit in our CSA reporting segment decreased $19.7 million in the nine months ended September 30, 2014 compared to the prior year which included the levy reversal. Gross profit in our TSS reporting segment decreased $13.1 million due mainly to lower revenues.
Gross margin for the three months ended September 30, 2014 decreased compared with the same period last year primarily due to the $4.6 million inventory write-off, partially offset by better gross margins in CSA. Gross margins in TSS were flat compared to the prior year. Gross margin for the nine months ended September 30, 2014 decreased compared with the same period last year driven by the reversal of an accrual for Italian copyright levies in the CSA reporting segment for the nine months ended September 30, 2013 discussed above as well as the $4.6 million inventory write-off compared to a $2.8 million inventory write-off in the nine months ended September 30, 2014 and 2013, respectively.
Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Selling, general and administrative	$42.5	$46.3	(8.2)%	$130.2	$142.1	(8.4)%
As a percent of revenue	24.3%	24.1%		24.5%	22.6%
SG&A expense decreased for the three and nine months ended September 30, 2014 compared with the same periods last year reflecting our continued cost reduction efforts. Our SG&A expense for the three months ended September 30, 2014 associated with our legacy businesses has decreased 15.0 percent from the three months ended September 30, 2013. These reductions have more than offset the additional investments in storage and security solutions products. We continue cost reduction efforts in our legacy businesses and in administrative areas and continue to focus our investment in priority growth initiatives for storage and security solutions.
Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Research and development	$4.9	$4.6	6.5%	$13.7	$14.3	(4.2)%
As a percent of revenue	2.8%	2.4%		2.6%	2.3%
R&D expense increased for the three months ended September 30, 2014 compared with the same period last year from our increased investment in higher-margin projects in our storage and security solutions products in TSS, partially offset by a reduction in legacy R&D. R&D expense decreased for the nine months ended September 30, 2014 compared with the same period last year reflecting our reduction in legacy R&D spending for the year.
Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Restructuring and other	$4.2	$11.7	(64.1)%	$11.5	$18.2	(36.8)%
For the three months ended September 30, 2014, the $4.2 million of restructuring and other expense included restructuring costs of $1.3 million, consisting primarily of severance and related costs. Additionally, we recorded $2.2 million of other costs primarily consisting of other employee costs, asset write-offs and professional fees. We also recorded an additional obligation of $0.5 million associated with a true-up of the settlement of our United Kingdom (UK) pension plan which was settled in the third quarter of 2013 and we recorded a $0.2 million settlement loss related to our U.S. pension plan. See Note 9 - Retirement Plans in the Notes to Condensed Consolidated Financial Statements for further information on these pension items. For the three months ended September 30, 2013 the $11.7 million of restructuring and other expense primarily consisted of a $10.6 million loss on the settlement of our UK pension plan.
For the nine months ended September 30, 2014, the $11.5 million of restructuring and other expense included restructuring costs of $5.1 million consisting primarily of severance and related costs. Additionally, we recorded $5.8 million of other costs primarily consisting of other employee costs, asset write-offs and professional fees. In addition to the $0.5 million additional obligation associated with a true-up of the settlement of our United Kingdom (UK) pension plan discussed above we recorded a $0.8 million settlement loss related to our U.S. pension plan. These pension costs were offset by a $0.7 million curtailment gain related to our Japan pension plan recorded in the first quarter of 2014. For the nine months ended September 30, 2013 the $18.2 million of restructuring and other expense included the loss on the settlement of our UK pension plan discussed above and $3.6 million of restructuring charges.
Restructuring expense in 2014 and 2013 related to our 2012 Global Process Improvement Restructuring Program. See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements for further details of our restructuring and other expense.
Goodwill Impairment
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.

For our Storage Solutions reporting unit, our actual results for the three months ended September 30, 2014 were lower than planned. Because of our lower than anticipated results for Storage Solutions, we revised our forecast, which we determined to be a triggering event requiring us to review our goodwill related to Storage Solutions for impairment.
In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (Earnings Before Interest Taxes and Amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized a discount rate of 16.5 percent and a terminal growth rate of 3.0 percent. Because our Storage Solutions business has not yet been able to achieve its anticipated results, we increased our discount rate by 2.0 percent over the estimated market discount rate of 14.5 percent.
As a result of this assessment, it was determined that the carrying value of our Storage Solutions reporting unit exceeded its estimated fair value. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Storage Solutions to the carrying value of such goodwill. Based on this analysis, the carrying value of the Storage Solutions goodwill exceeded its implied value by $35.4 million and, consequently, we recorded an impairment charge of that amount in the Consolidated Statements of Operations. After the impairment charge, the remaining balance of goodwill associated with our Storage Solutions Reporting Unit is $28.1 million as of September 30, 2014.
We also determined the factors discussed above to be an event that warranted interim tests as to whether any of our $31.6 million of definite-lived intangible assets associated with the storage solutions business were impaired. Based on our impairment analysis performed in the third quarter of 2014, the undiscounted cash flows associated with our Storage Solutions reporting unit (over the life of the primary asset within Storage Solutions) exceeded the carrying value of the asset group and, accordingly, we concluded that we did not have an impairment of our definite-lived intangible assets in the storage solutions asset group for the three months ended September 30, 2014.
During the first quarter of 2014, due to lower than anticipated results and a revision to our forecast in March, we determined that a triggering event occurred which required an interim impairment test of the goodwill associated with the Storage Solutions reporting unit. After performing the analysis, it was concluded that goodwill was not impaired as the estimated fair value of the reporting unit exceeded it carrying value. During the second quarter of 2014, we determined that no triggering event had occurred which necessitated the need for an interim goodwill impairment test.
We continue to believe growth in our storage solutions revenues and results will occur supporting the intangible assets and remaining goodwill in our Storage Solutions reporting unit. We are investing to facilitate this growth by hiring additional sales force personnel, recruitment of Value Added Resellers (VARs), introducing new products and promoting the Nexsan brand globally. We will continue to closely monitor our results and expected cash flows in the future to assess whether any impairment of the intangible assets and further impairment of the goodwill in our Storage Solutions reporting unit is necessary.
Operating Loss from Continuing Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Operating loss from continuing operations	$(55.8)	$(26.5)	110.6%	$(92.0)	$(41.2)	123.3%
As a percent of revenue	(31.9)%	(13.8)%		(17.3)%	(6.6)%
Operating loss from continuing operations decreased for the three months ended September 30, 2014 and increased for the nine months ended September 30, 2014 compared with the same periods last year primarily due to the items discussed above.
Other (Income) Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Interest income	$(0.1)	$(0.1)	NM	$(0.3)	$(0.1)	NM
Interest expense	0.7	0.7	—%	1.9	2.0	(5.0)%
Other, net expense (income)	1.6	1.1	45.5%	2.6	1.0	160.0%
Total other expense	$2.2	$1.7	29.4%	$4.2	$2.9	44.8%
As a percent of revenue	1.3%	0.9%		0.8%	0.5%

NM - Not meaningful
Other, net expense for the three and nine months ended September 30, 2014 was up compared with the same periods last year due primarily to higher losses recorded on transactions denominated in foreign currencies in 2014 compared to 2013.
Income Tax (Benefit) Provision

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Income tax (benefit) provision	$3.4	$(2.0)	NM	$1.8	$(0.5)	NM
Effective tax rate	(5.9)%	7.1%		(1.9)%	1.1%
NM - Not meaningful
The income tax provision for the three and nine months ended September 30, 2014 compared to an income tax benefit for the three and nine months ended September 30, 2013 was driven by the relative mix of income (loss) in the various jurisdictions and a deferred tax asset adjustment as the result of the reassessment of deferred taxes in the Netherlands. We maintain a valuation allowance related to our U.S. deferred tax assets and, therefore, no tax benefit was recorded related to our U.S. losses in any of the periods presented.
Loss from Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Loss on sale of discontinued businesses, net of income taxes	$—	$(5.5)	NM	$(1.7)	$(5.5)	(69.1)%
Loss from operations of discontinued businesses, net of income taxes	—	(3.2)	NM	(0.6)	(12.0)	(95.0)%
Loss from discontinued operations	$—	$(8.7)	NM	$(2.3)	$(17.5)	(86.9)%
NM - Not meaningful
Loss from discontinued operations represents operations from our former XtremeMac and Memorex consumer electronics businesses. For the three months ended September 30, 2014 discontinued operations was breakeven. For the nine months ended September 30, 2014, the loss includes a $1.2 million adjustment to expected proceeds on the sale of the XtremeMac business and a $0.5 million loss on the initial sale of the XtremeMac business which closed on January 31, 2014. The loss for the three and nine months ended September 30, 2013 includes $0.3 million and $1.7 million, respectively, of severance related restructuring expense. See Note 4 - Acquisitions and Divestitures in our Notes to Condensed Consolidated Financial Statements for more information on our discontinued operations.
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
Information related to our segments is as follows:
     Consumer Storage and Accessories

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Net revenue	$92.0	$108.3	(15.1)%	$287.1	$347.0	(17.3)%
Operating income	5.4	3.3	63.6%	12.7	30.0	(57.7)%
As a percent of revenue	5.9%	3.0%		4.4%	8.6%
The decrease in CSA net revenue for the three and nine months ended September 30, 2014 compared with the same periods last year was driven by declines in our consumer storage media products of $17.9 million, or 18.4 percent and $65.4 million, or 20.5 percent, respectively. From a product perspective, revenue declines were primarily due to the expected secular declines of $14.4 million and $54.9 million in optical media products for the three and nine months ended September 30, 2014, respectively. Partially offsetting the decrease in revenue from consumer storage media products were 14.5 percent and 19.5 percent increases in revenue from audio and accessories products for the three and nine months ended September 30, 2014, respectively, compared to the same periods last year driven by growth in our TDK Life on Record products.
Operating income increased for the three months ended September 30, 2014 compared with the same period last year reflecting lower SG&A in 2014 compared to 2013. Operating income decreased for the nine months ended September 30, 2014 compared with the same period last year driven by the reversal of an accrual for Italian copyright levies of $13.6 million in the second quarter of 2013 and lower gross profit in consumer storage media products in 2014 from lower revenues. For the three and nine months ended September 30, 2014 SG&A and R&D expense were down or flat from the same periods last year. We plan to continue our operating expense reduction efforts in this segment.
Tiered Storage and Security Solutions

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Net revenue	$83.0	$83.6	(0.7)%	$245.4	$281.0	(12.7)%
Operating loss	(8.1)	(8.2)	(1.2)%	(25.4)	(14.1)	80.1%
As a percent of revenue	(9.8)%	(9.8)%		(10.4)%	(5.0)%
The slight decrease in TSS net revenue for the three months ended September 30, 2014 compared with the same period last year reflected a slight decline in both our commercial storage media products and our storage and security solutions products. Additionally, our Nexsan products in the storage and security solutions business posted a second sequential increase in revenue reflecting growth in our Nexsan products in all geographic areas in the third quarter of 2014 and our ongoing efforts to generate accelerated momentum for growth. The decrease in TSS revenue for the nine months ended September 30, 2014 compared with the same period last year was driven primarily by a decline in commercial storage media products, related to the expected secular decline in magnetic tape products of $23.3 million, or 12.7 percent. Compared to the same periods last year, storage and security solutions products revenue declined $0.6 million, or 2.0 percent and $12.3 million, or 12.6 percent, for the three and nine months ended September 30, 2014, respectively. These declines reflect conditions in the first half of 2014 that impacted our growth including hiring of sales force personnel, delays in purchasing from some of our larger customers and impacts from reductions in government spending that we experienced mostly during the first quarter of 2014. In the third quarter of 2014 we continued to experience what we believe to be temporal factors including delays in the benefit of our sales force hiring as our new sales force personnel ramps up. We continue to invest in our Nexsan products with recruitment of Value Added Resellers (VARs), introducing new products and promoting the Nexsan brand globally.
Operating loss decreased slightly for the three months ended September 30, 2014 and increased for the nine months ended September 30, 2014 compared with the same periods last year. The slight decrease for the three months ended September 30, 2014 was driven by higher gross profit on commercial storage media products and lower SG&A expenses partially offset by lower gross profit on storage and security solutions products and higher R&D expense. The operating loss increase for the nine months ended September 30, 2014 was driven by lower gross profit on storage and security solutions products and commercial storage media products partially offset by slightly lower SG&A and R&D expense for the nine months ended September 30,

2014 compared to the prior year. We aggressively reduced SG&A and R&D expense in our legacy commercial storage business while we invested in the growing Storage and security solutions business.
     Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2014	2013		2014	2013
Operating loss	$(53.1)	$(21.6)	145.8%	$(79.3)	$(57.1)	38.9%
The Corporate and Unallocated operating loss increased for the three and nine months ended September 30, 2014 compared with the same periods last year. The operating loss for the three and nine months ended September 30, 2014 includes the $35.4 million goodwill impairment charge and the $4.6 million inventory write-off related to magnetic tape production outsourcing, both discussed earlier, while the operating loss for the three and nine months ended September 30, 2013 includes the $10.6 million recorded for the settlement of the UK pension plan also discussed earlier. The operating loss for the nine months ended September 30, 2013 also includes inventory write-offs of $2.8 million related to our restructuring programs, as well as higher miscellaneous corporate and unallocated costs recorded in 2013.
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
Changes in foreign currency translation rates did not have a significant impact on worldwide revenue for the three months ended September 30, 2014 but negatively impacted worldwide revenue by 4.0 percent for the nine months ended September 30, 2014. Changes in foreign currency translation rates negatively impacted worldwide revenue by 4.0 percent and 3.0 percent for the three and nine months ended September 30, 2013. The impact on profit is more difficult to determine due to the influence of other factors that we believe are also impacted by currency rate changes.
Our foreign currency hedging program attempts to manage some of the foreign currency risks over near term periods, however, the program cannot ensure that the adverse financial impact resulting from unfavorable movements in foreign exchange rates will be entirely offset. It is difficult to predict the longer term effects of exchange rates on revenue and profit (see Part 1, Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q).
Financial Position
Our cash and cash equivalents balance as of September 30, 2014 was $110.7 million compared to $132.6 million as of December 31, 2013. Cash decreased as negative earnings for the nine-month period, variable compensation payments and seasonal rebate payments during the first quarter of 2014 and restructuring payments for the first three quarters of 2014 were only partially offset by improvements in working capital.
Our accounts receivable balance as of September 30, 2014 was $115.2 million, a decrease of $48.1 million from $163.3 million as of December 31, 2013 as a result of lower sales during the period. The lower sales were principally due to the seasonality and secular declines in our legacy businesses. Days sales outstanding was 55 days as of September 30, 2014, down 1 day from December 31, 2013. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of September 30, 2014 was $74.2 million, a decrease of $10.1 million from $84.3 million as of December 31, 2013. Days of inventory supply was 47 days as of September 30, 2014, down 14 days from December 31, 2013. The decrease was primarily driven by seasonality and the tape inventory write-off discussed earlier. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days. The decrease in inventory was due to improved inventory management.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2014	2013
Net loss	$(100.3)	$(61.1)
Adjustments to reconcile net loss to net cash used in operating activities	63.4	33.2
Changes in operating assets and liabilities	23.7	34.7
Net cash (used in) provided by operating activities	$(13.2)	$6.8
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities was $13.2 million for the nine months ended September 30, 2014 reflecting negative earnings and variable compensation and seasonal rebate payments in the first quarter of 2014 as well as restructuring payments for the first three quarters of 2014 partially offset by improvements in working capital. Cash provided by operating activities was $6.8 million for the nine months ended September 30, 2013 reflecting reductions in working capital and included restructuring payments of $16.2 million.
Cash Flows (Used in) Provided by Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2014	2013
Capital expenditures	$(5.3)	$(5.2)
Proceeds from purchase price adjustment	—	1.6
Proceeds from sale of disposal group	2.8	—
Proceeds from sale of assets	—	0.4
Net cash used in investing activities	$(2.5)	$(3.2)
Cash used in investing activities for the nine months ended September 30, 2014 included capital expenditures of $5.3 million including $1.2 million of cash paid for the acquisition of an intangible asset, partially offset by proceeds from the sale of our discontinued businesses. Cash used in investing activities for the nine months ended September 30, 2013 included capital expenditures of $5.2 million partially offset by $1.6 million received as a result of a working capital adjustment to the Nexsan purchase price and proceeds from the sale of assets held for sale.
Cash Flows Used in Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2014	2013
Purchase of treasury shares	$(2.5)	$(2.5)
Exercise of stock options	0.4	—
Short-term debt repayment	(29.7)	—
Short-term borrowings	28.9	—
Contingent consideration payments	—	(0.5)
Debt issue costs	—	(0.4)
Net cash used in financing activities	$(2.9)	$(3.4)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the three months ended September 30, 2014, we repurchased 0.5 million shares of common stock for $1.6 million. Since the authorization of this program, we have repurchased 2.6 million shares of common stock for $11.5 million at an average price of $4.42 per share. As of September 30, 2014 we had remaining authorization to repurchase up to 2.4 million additional shares.
Our Credit Agreement entered into in 2006 and its amendments (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, our borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $33.4 million.

As of September 30, 2014, we had $19.3 million of borrowings outstanding under our credit facilities with interest rates ranging from 2.4 percent to 2.8 percent. We are in compliance with our covenant requirements as of September 30, 2014.
Our liquidity needs for the remaining three months of 2014 include the following: restructuring payments of approximately $1 million to $3 million, up to $20 million repayment on our credit facility, capital expenditures of approximately $1 million to $2 million, pension funding of up to $1 million, operating lease payments of approximately $2 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of September 30, 2014, there have been no material changes to our contractual obligations as of December 31, 2013 as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
As of September 30, 2014, we had $82.5 million notional amount of foreign currency forward and option contracts of which $22.5 million hedged recorded balance sheet exposures. This compares to $163.2 million notional amount of foreign currency forward and option contracts as of December 31, 2013, of which $29.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2014 by $5.2 million.

Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2014, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Vice President and Chief Financial Officer, Scott J. Robinson, have concluded that the disclosure controls and procedures were effective.
During the quarter ended September 30, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of September 30, 2014, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. While we currently do not believe a loss associated with our litigation matters is probable, it is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

				(c)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs
July 1, 2014 - July 31, 2014	14,603	4.36	14,603	2,886,990
August 1, 2014 - August 31, 2014	234,355	3.26	226,196	2,660,794
September 1, 2014 - September 30, 2014	276,279	3.29	273,804	2,386,990
Total	525,237	$3.30	514,603	2,386,990
(a) The purchases in this column include shares repurchased as a part of our publicly announced program and include 10,634 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column related to shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards and the purchase of shares as a part of publicly announced plans or programs.
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 10, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	November 10, 2014	/s/ Scott J. Robinson
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 10, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.