Form 10-K
period 2014-12-31
IMATION CORP
filed 2015-03-16
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
Form 10-K
________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $3.44 as reported on the New York Stock Exchange on June 30, 2014, was $138.9 million.
The number of shares outstanding of the registrant’s common stock on February 27, 2015 was 42,857,395.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of registrant’s Proxy Statement for registrant’s 2015 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business.
General
Imation Corp., a Delaware Corporation, is a global data storage and security company. With a 60-year legacy of technology leadership, the Company’s mission is to help organizations store, protect and connect their digital world.
The Company operates in two focused business segments: Tiered Storage and Security Solutions (TSS) and Consumer Storage and Accessories (CSA). We have four major product categories: Storage and Security Solutions and Commercial Storage Media in our TSS business segment and Consumer Storage Media and Audio and Accessories in our CSA segment. Our brands include ImationTM, Nexsan®, IronKey®, TDK Life on RecordTM, TREKTM and MemorexTM. As used in this document, the terms “Imation”, “the Company”, “we”, “us”, and “our” mean Imation Corp. and its subsidiaries and consolidated entities unless the context indicates otherwise.
Strategic Direction
Imation was formed in 1996 from the spin-off of substantially all the businesses that comprised the data storage and imaging systems groups of 3M Company. Today, Imation reaches customers in more than 100 countries through a worldwide distribution network and well-recognized brands. In 2011, the Company embarked on a strategic transformation to leverage Imation’s global footprint and deep roots in data storage to become a leading player in data storage and security solutions. During this evolution, we began executing on our strategic plan by exiting certain businesses and targeted the expansion of others. We are also reducing legacy operating costs across the organization in order to operate as a smaller company with more focused product lines and streamlined core operational processes.
Becoming a leading player in data storage and security required Imation to develop a differentiated platform and invest in new products. To this end, Imation made several key acquisitions that have formed the backbone of our storage and security platforms. In 2011, we purchased the assets of IronKey Systems, Inc., Memory Experts International, Inc. and BeCompliant Corporation, doing business as Encryptx. We combined these security technologies and formed Imation Mobile Security as part of our Tiered Storage and Security Solutions business unit in 2012. To enhance our data storage offerings, we acquired Nexsan® Corporation, an established provider of disk-based and hybrid disk-and-solid state storage systems in December 2012, and began operating this business in January 2013. In 2014, we introduced new retail storage products including our 2-in-1 USB flash drives with both a standard and a micro USB connector and our LINKTM Mobile Storage Products which provides data storage solutions for smartphones and tablets.
As a core component of our strategic transformation, we also divested several unprofitable consumer lines, including the XtremeMacTM and MemorexTM consumer electronics businesses in 2013 and 2014. In order to free up cash to build our growth businesses, we embarked on a restructuring program that has taken out over $100 million in legacy costs, while continuing to invest in our priority growth businesses. We have reduced corporate overhead and have a number of ongoing cost reduction and cash generation initiatives, including the potential sale of our corporate headquarters facility and monetizing certain patents in our portfolio.
During the transformation process, the Company has worked extensively with external advisers to fully examine a variety of potential options. On February 10, 2015, we announced that we have been working with Houlihan Lokey as our financial adviser to review and explore strategic alternatives to maximize shareholder value and the value of each of our business units. There can be no assurance that this review will result in any transaction or that any transaction, if pursued, will be consummated and result in enhanced shareholder value or the value of any of our business units. We do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives unless our Board of Directors has approved a specific transaction or management otherwise deems disclosure appropriate.
Our current business segments were formed early in 2013 to operate with more focused overhead and align the Company with our key commercial and consumer channels. A description of our segments follows directly below.
Tiered Storage and Security Solutions (TSS) Business Segment
This segment includes our Storage and Security Solutions and Commercial Storage Media product categories. Our storage systems portfolio ranges from high volume, dense storage products to innovative unified hybrid storage solutions for small and medium commercial businesses, enterprise and government customers.

Storage and Security Solutions
This product line offers strong growth potential and is the main target of our investment spending. It consists of Imation Nexsan products as well as Mobile Security, under the IronKey brand.
There are more than 11,000 Nexsan customers worldwide with over 38,000 systems deployed since 1999. Imation’s Nexsan portfolio features solid-state optimized unified hybrid storage systems, secure automated archive solutions and high-density enterprise storage arrays. Our solutions are ideal for mission-critical IT applications such as virtualization, cloud, databases and collaborations and energy efficient, high-density storage for backup and archiving. Nexsan systems are delivered through a worldwide network of cloud service providers, value-added resellers (VARs) and solutions integrators. We offer global customers three main solution sets:

•	The NST® hybrid storage line which addresses the high-growth hybrid storage market by combining solid state technology with spinning disk for high performance and capacity;

•	The Nexsan E-Series disk arrays which provide industry-leading storage density, reliability and power management to the block-based storage market; and

•	The Assureon® line which delivers secure archive systems for data offload, compliance and secure cloud deployment.
This product family addresses growth segments of the data storage market. We have added sales and engineering resources and value-added resellers around the world to build Nexsan’s presence in key geographies. Our targeted vertical markets include government, healthcare, and media and entertainment.
Imation’s IronKey solutions meet the challenge of protecting today’s mobile workforce, featuring secure USB solutions for data transport and mobile workspaces. This line includes the world’s leading hardware encrypted USB drives, PC on a Stick® workspaces for Microsoft® Windows To Go®, and cloud-based or on-premises centralized secure device management solutions. The Imation Mobile Security family, through the IronKey product line, delivers innovative secure data solutions for corporate employees who need to protect information on-the-go and targets organizations that require highly secure solutions in a Bring Your Own Device (BYOD) environment.
Our flash drives are designed to meet the most stringent security standards that protect stored data and meet the U.S. Government Federal Information Processing Standard (FIPS) validation, which includes strong encryption protection with password and biometric authentication. Flash media products with security features provide margins significantly higher than traditional flash media without data security. We are actively testing IronKey products in many corporate and government environments. The sales cycle is long, but we have the only FIPS Level 3 certified product, offering superior security.
Commercial Storage Media
Our magnetic tape media products are used for business and operational continuity planning, disaster recovery, data backup, near-line data storage and retrieval, and for cost-effective mass and archival storage. Imation enjoys a solid industry reputation and strong relationships with original equipment manufacturers (OEMs). However, the market for magnetic tape products has been in secular decline. Therefore, our focus has been on maintaining a leading market share and maximizing cash generation. We have a significant portfolio of intellectual property that offers future monetization opportunities.
Consumer Storage and Accessories (CSA) Business Segment
The CSA business segment focuses on distributing differentiated products through retail channels across the globe. CSA consists of the Consumer Storage Media and Audio and Accessories product categories.
Consumer Storage Media
Our Consumer Storage Media product line includes optical products, USB flash drives, flash cards and external hard disk drives. Imation’s optical products consist of DVDs, CDs and Blu-ray™ recordable media. We have the leading global market share for recordable optical media; however, the overall market for CDs and DVDs is in secular decline as digital streaming, hard disk and flash media replace optical media in some applications, such as music and video recording. Our strategy is to maximize cash generation, extract working capital from this business and manage our cost structure efficiently.
We sell our recordable optical media products through a variety of retail and commercial distribution channels and source from manufacturers in Taiwan and India. Our optical media is marketed worldwide under brands we own or control, including Imation, Memorex and TDK Life on Record. We also sell USB flash drives, flash cards and external hard disk drives under our Imation, Memorex and TDK Life on Record brands. We source these products from manufacturers primarily in Asia and sell them through a variety of retail and commercial distribution channels globally.
Audio and Accessories
Our Audio and Accessories product line includes speakers, headphones and accessories. These products are sold under the TDK Life on Record brand. TDK Life on Record, a leading global brand with a rich audio legacy, is dedicated to personalizing and enhancing audiophiles’ ever-evolving digital music lifestyles. These audio products marry a clean, striking design with the precision and flexibility of modern technology, and are carefully crafted to focus on performance. The result is a world-class line of premium audio products that deliver a warm, authentic and high-fidelity entertainment experience. Within the TDK line is the differentiated TREK portfolio - a full line of wireless and other weatherproof speakers that deliver higher margins for Imation in our consumer products category. We design products to meet user needs and source the products from manufacturers across Asia.
The table below describes our revenue by segment and product category.

	Years Ended December 31,
	2014		2013		2012
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
	(Dollars in millions)
Consumer Storage and Accessories
Consumer Storage Media	$342.9	47.0%	$435.7	50.6%	$594.3	59.0%
Audio and Accessories	50.6	6.9%	42.6	4.9%	41.0	4.1%
Total Consumer Storage and Accessories	393.5	53.9%	478.3	55.6%	635.3	63.1%
Tiered Storage and Security Solutions
Commercial Storage Media	213.4	29.3%	251.0	29.2%	311.6	31.0%
Storage and Security Solutions	122.6	16.8%	131.5	15.3%	59.8	5.9%
Total Tiered Storage and Security Solutions	336.0	46.1%	382.5	44.4%	371.4	36.9%
Total Net Revenue	$729.5		$860.8		$1,006.7
Our Brands
The Imation brand has been at the forefront of data storage and digital technology for many years. Imation brand products include magnetic tape media, recordable CDs, DVDs and Blu-ray discs, flash products and hard disk drives.
The Memorex brand includes recordable CDs, DVDs and Blu-ray discs, optical drives and optical storage accessories. Memorex brand products are sold primarily in North America. We sold consumer electronics products under the Memorex brand until October 15, 2013 when we divested our Memorex consumer electronics business.
The Nexsan brand was acquired by Imation at the end of 2012 and we began operations in 2013. Imation Nexsan Storage Solutions are ideal for a broad range of applications including virtual machine storage, cloud storage, database, surveillance, bulk storage, backup and recovery, disaster recovery and archive. The Nexsan products are sold to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network of VARs.
The IronKey brand was purchased in 2011 for its secure storage and workspace management software and service. In 2012, we consolidated our Mobile Security portfolio around the IronKey brand. Our products include hardware encrypted USB drives, PC on a Stick IronKey Workspaces for Microsoft Windows To Go and cloud-based or on-premises centralized secure device management solutions. We sell these products through security-focused VARs around the world.
The TDK Life on Record logo is a trademark owned by TDK Corporation and has been licensed exclusively to Imation since 2007. TDK Life on Record brand products include recordable CDs, DVDs and Blu-ray discs, flash drives, tape cartridges, headphones and speakers which are sold to commercial customers and individual consumers. TDK Life on Record brand products are sold across the globe.

The TREK brand was launched in late 2013 to better position Imation’s speaker products in the competitive marketplace. Today, the TREK brand is dedicated to producing high quality audio products that are portable, wireless and weatherproof. TREK brand speakers include the TREK Max, TREK Micro and TREK Flex.
Geographic Regions
Both of our reporting segments serve customers in all geographic regions worldwide. The United States represents the largest current individual market for our products however, most of our revenue comes from markets outside the United States. It has a great variety and sophistication of distribution channels including VARs, OEMs and retail outlets. The Western Europe region exhibits traits similar to North America in terms of overall breadth of product offerings, high penetration of end user markets and range of sophistication of distribution channels. Emerging markets in Eastern Europe represent potential growth markets for our products as Information Technology (IT) end user and consumer markets grow. Our Asian and Pacific region serves China, Hong Kong, Korea, Australia, Singapore, India and Taiwan. Japan is the single largest market outside the United States. We also sell our products in the Middle East and parts of Africa.
Seasonality
Our revenues are subject to some levels of seasonality. Historically, our fourth quarter has been the highest revenue quarter of the year due to the trends of stronger consumer and information technology spending in the fourth quarter of the calendar year. Our revenues are also subject to secular decline of the markets for magnetic tape products as well as for optical media products.
Customers, Marketing and Distribution
Our products are sold to businesses and individual consumers. No one customer accounted for 10 percent or more of our revenue in 2014, 2013 or 2012.
We market Imation products through a combination of distributors, wholesalers, VARs, OEMs and retail outlets. Worldwide, approximately 68 percent of our 2014 revenue came from distributors and VARs, 28 percent came from the retail channel and 4 percent came from OEMs. We maintain a Company sales force and a network of distributors and VARs to generate sales of our products around the world.
Market and Competition
The global market for our products is highly competitive and characterized by continuing technology changes, frequent new product introductions and performance improvements, diverse distribution channels, aggressive marketing and pricing practices, and ongoing variable price erosion. Competition is based on many factors, including product design, brand strength, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, product cost, media capacity, access speed and performance, durability, reliability, scalability, intellectual property, compatibility and global product support capability.
Imation Nexsan storage system products operate in a large and competitive data storage market. Demand for data storage capacity is expected to grow, and flexible customer solutions are required that include data security and protection, performance and scalability. We believe we have a diverse and competitive product portfolio that addresses a wide range of customer needs. Our primary competitors for our Nexsan products include mid-range storage systems and products from EMC, NetApp, Pure Storage, Overland, Violin, Dot Hill, Nimble and a number of smaller, privately held storage system companies.
Imation IronKey products compete in the mobile workspace market and the secure mobile security market. Demand for mobile workspace, especially given the BYOD trend, is expected to grow, and customer solutions are required that include security, ease of use, performance and central management, which IronKey products provide. Secure storage demand is flat, but is seeing an extended life. We believe we have a diverse and competitive product portfolio that addresses current and emerging customer needs. Our primary competitors in mobile security products include other Microsoft Windows-certified providers, such as Spyrus and Kingston.
The magnetic tape industry has consistently addressed the growth in demand for storage capacity with higher capacity cartridges, resulting in a lower cost per gigabyte, which leads to a decline in the actual number of media units shipped. In addition, lower cost disk and storage optimization strategies, such as virtual tape and de-duplication, continue to compete with magnetic tape. Therefore, we expect and are planning for our tape revenue to continue to decline. Our major competitors include Fuji, Sony, Maxell and HP.
Our main competitors in recordable optical media include Maxell, JVC, Sony and Verbatim. The optical market is in secular decline as digital streaming, hard disk and flash media replace optical media in some applications such as music and video recording. While our different brands have varying strengths in different regions of the world, in aggregate we have the leading overall share for recordable optical media globally.
In standard flash media, Imation’s primary competitors include Kingston, SanDisk, Lexar and PNY. In standard external and removable hard drives, our major competitors are Western Digital and Seagate. The traditional flash media market is competitive, with highly variable price swings driven by NAND chip manufacturing volume and capacity as well as market demand in the much larger embedded flash market. Focused and efficient sourcing and distribution, as well as diligent management of portfolio size, inventories, channel placement and promotional activity are critical elements for success.
Audio and accessories products are sold based on a range of factors, including brand and reputation, product features and designs, distribution coverage, innovation and price. Our competitors in the audio and accessories products market consist of numerous manufacturers and brands. The global audio and accessories products market is very large and highly diverse in terms of competitors, channels and products. Our current product offerings, including the differentiated TREK line, target a subset of this market.
Product Sourcing
We contract for the manufacturing of all products we sell and distribute from a variety of third-party providers that manufacture predominantly outside the United States. We seek to differentiate our products through unique designs, product positioning, packaging, merchandising and branding.
In 2011, we signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies, and we discontinued tape coating operations at our Weatherford, Oklahoma facility. Under the agreement, we collaborated on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, and consolidated tape coating operations to the TDK Group Yamanashi manufacturing facility. At the end of 2013, TDK announced its intent to cease manufacturing of magnetic tape, and exited the tape manufacturing business in the first half of 2014. We transitioned to source our product to alternate magnetic tape suppliers during 2014.
We also purchase finished and semi-finished products, including optical media and USB flash drives, and consumer electronic products, primarily from Asian suppliers. For our optical media, we procure our supply primarily from up to three companies. We view the sourcing and distribution of finished goods as a critical success factor for these products. Therefore, we seek to establish and maintain strategic sourcing relationships with several key suppliers. If supply were disrupted from any of our main suppliers, or if we lost any of these suppliers, it could have a material adverse impact on our business.
Research, Development and Engineering
Development and timely introduction of new products is important to our success. Beginning in 2013, we narrowed our research and development efforts to priority projects in our growth areas of data protection and management, storage hardware, removable hard drive systems, disk-based storage systems and related software. We maintain advanced research facilities and invest both in researching, developing and engineering potential new products, as well as improving existing products. Our research and development expense was $18.8 million, $18.4 million and $20.4 million for 2014, 2013 and 2012, respectively. We invest in focused research, development, engineering and capital equipment in order to remain competitive and successfully develop and source products that meet market requirements.
Intellectual Property
We rely on a combination of patent, trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect the intellectual property rights related to our products. We register our patents and trademarks in the United States and in a number of other countries where we do business. United States patents are currently granted for a term of 20 years from the date a patent application is filed. United States trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of trade. Pursuant to trademark license agreements between TDK and Imation and its affiliates, TDK granted Imation and its affiliates a long-term exclusive license to use the TDK Life on Record brand for current and future recordable magnetic, optical, flash media and accessory products globally. The trademark license agreements will continue unless terminated by TDK no earlier than 2032 (2017 in the case of headphones and speakers) or earlier in the event of a material breach of the trademark license agreement, specific change of control events or default by Imation.

During 2014, we were awarded 28 United States patents, and at the end of the year held over 300 patents in the United States. Currently, we are pursuing strategies to market non-core patents with the goal of monetizing these assets.
Employees
At December 31, 2014, we employed approximately 910 people worldwide, with approximately 360 employed in the United States and approximately 550 employed internationally.
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of that liability has been reasonably estimated. We review these accruals periodically as remediation and investigatory activities proceed and adjust them accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. We believe that our accruals are adequate, though there can be no assurance that the amount of expense will not materially exceed the amounts in our accruals.
International Operations
Approximately 65 percent of our total 2014 revenue came from sales outside the United States, primarily through subsidiaries, sales offices, distributors, VARs and relationships with OEMs throughout Europe, Asia, Latin America and Canada. We do not own any manufacturing facilities. See Note 14 - Business Segment Information and Geographic Data in our Notes to Consolidated Financial Statements for further information on our international operations.
As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Executive Officers of the Registrant
Information regarding our executive officers, as defined under Section 16 of the Securities Exchange Act of 1934 (Exchange Act), as of March 16, 2015 is set forth below:
Gregory J. Bosler, age 53, is Senior Vice President and Group President, Consumer Storage and Accessories. From October 2010 to December 2012, he was Senior Vice President of Global Business Management. From May 2010 to October 2010 he was Vice President, Americas, and from January 2009 to April 2010 he was Vice President, Americas Consumer. Prior to joining Imation in January 2009, he was with TTE Corporation, a global consumer electronics manufacturer, where he held the position of Executive Vice President, North America Business Center from August 2004 until February 2008. Prior to that, Mr. Bosler held a series of senior sales and general management positions at Thomson Inc., Pioneer Electronics (USA) and Duracell Inc.
John P. Breedlove, age 57, is Vice President, General Counsel and Corporate Secretary, a position he has held since May 2011. Prior to joining Imation, from July 1993 to May 2011, he served as Vice President of business law and various other positions at Supervalu Inc., a food wholesale and retail company and logistics provider. Prior to that role, Mr. Breedlove was an attorney with the law offices of Dorsey & Whitney, Minneapolis, and Graham & James, San Francisco.
Mark E. Lucas, age 60, is President, Chief Executive Officer and a member of our Board of Directors, positions he has held since May 2010. He was President and Chief Operating Officer from March 2009 through May 2010. Mr. Lucas was a member of the Board of Directors of Imation from April 2007 to February 2009 and served as a member of the Company's Audit and Finance Committee and Compensation Committee. Prior to joining Imation, he served as Chairman and Chief Executive Officer of Geneva Watch Group, leading the turnaround and sale of a privately held watch company from November 2005 to August 2008. Prior to that role, Mr. Lucas served as President and Chief Executive Officer of Altec Lansing Technologies, leading the turnaround and sale of a privately held consumer audio equipment company from June 2001 to August 2005. Prior to that, he served in senior management roles at Iomega, Gillette and Duracell.
Scott J. Robinson, age 48, is Vice President and Chief Financial Officer. Prior to August 2014, he was Vice President, Corporate Controller and Chief Accounting Officer. He was appointed Vice President in February 2010 and was appointed Corporate Controller and Chief Accounting Officer in August 2007. He joined Imation in March 2004 and held the position of Chief Accountant until August 2007. Prior to joining Imation, he was at Deluxe

Corporation, where he held the position of Assistant Corporate Controller from August 2002 to March 2004 and held the position of Director of Internal Audit from June 1999 to August 2002.
R. Ian Williams, age 44, is Vice President and Group President, Tiered Storage and Security Solutions. He joined Imation in February 2011 as Vice President for Global Marketing and Product Management. Prior to joining Imation, from 2006 to January 2011, he was the executive director of near-line enterprise storage for Seagate Technology, plc, a provider of data storage products and a leader in hard disk drives and Storage Solutions. From 2004 to 2006, he served as Director of RAID solutions and external storage for Adaptec Inc. From 2000 to 2004 and following Compaq's acquisition by Hewlett-Packard Company, a computer software and hardware and IT consulting and services company, Mr. Williams was Group Product Manager for Hewlett-Packard's enterprise storage, server storage and infrastructure products.
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
We must make strategic decisions from time to time as to the products and technologies in which we invest and if we focus on products or technologies that do not perform in line with our strategic expectations or if market conditions change, our financial results could be adversely impacted. In February 2011 we announced our transformation strategy, which includes improving gross margins, exiting low margin products, introducing new products in secure and scalable storage, and organic and inorganic growth. In October 2012 we announced the acceleration of our transformation by reorganizing our businesses into two channel-focused business segments, and increasing our focus on data storage and data security. If we are not successful in implementing these strategies or if market conditions change adversely for our chosen products or technologies, our financial results could be negatively impacted.
The future revenue growth of our business depends in part on the development and performance of our new products. We have experienced revenue declines over the prior year in 2014, 2013 and 2012 of $131.3 million or 15.3 percent, $145.9 million or 14.5 percent and $159.9 million or 13.7 percent, respectively. Historically, magnetic and optical products have provided the majority of our revenues. The overall market for these products has been impacted by industry wide dynamics, including competing formats as well as continuing improvements in compression and deduplication technologies. While demand for data capacity is expected to increase, removable magnetic media market size is expected to decrease in terms of revenue. Demand for optical media products is decreasing due to a shift in the use of data streaming and other media for storing data. If we are not successful in growing new product revenues, including revenues related to our acquisition of Nexsan and revenues from our portable workspace solutions, our financial results could be negatively impacted.
Because of the rapid technology changes in our industry, we may not be able to compete if we cannot quickly develop, source, introduce and deliver differentiated and innovative products. We operate in a highly competitive environment against competitors who are both larger and smaller than us in terms of resources and market share. Our industry is characterized by rapid technological change and new product introductions. In these highly competitive and changing markets, our success will depend, to a significant extent, on our ability to continue to develop and introduce differentiated and innovative products cost-effectively and on a timely basis. The success of our offerings is dependent on several factors including our differentiation from competitive offerings, timing of new product introductions, effectiveness of marketing programs and maintaining low sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, actions of competitors or the pace and direction of technology changes.
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
Our international operations subject us to economic risks including risk of foreign currency fluctuations and negative or uncertain global or regional economic conditions any of which could adversely affect our business and operating results. We conduct our business on a global basis, with approximately 65 percent of our 2014 revenue derived from operations outside of the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, our business and financial results are affected by fluctuations in world financial markets. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Additionally, some of our international suppliers pay us quarterly or annual rebates based on the amount of purchases we make from them. If negative conditions in the global credit markets prevent our customers' access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, our suppliers may face challenges in obtaining credit, in selling their products or otherwise in operating their businesses. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. A recession in any of the regions we serve might affect product demand and cause fluctuations in exchange rates. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates, including exchange rate volatility in the Euro and the Japanese Yen, may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.
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
No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquired businesses could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that such products will be successful after the closing and will not cannibalize sales of our existing products, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such company. Failed business combinations, or the efforts to create a business combination, can also result in litigation.
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
We may incur asset impairment charges for intangible assets and goodwill in the future. We evaluate assets on our balance sheet, including such intangible assets and goodwill, annually as of November 30th or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. If the carrying value of the reporting unit is greater than the fair value a second step is performed to calculate any impairment. See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on our impairment of intangible assets.
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
The loss of a major customer, partner, or reseller would adversely affect us. Our future sales are dependent on the success of our customers, partners, and resellers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. We depend on the sales of our major customers, partners, and resellers and any material delay, cancellation or reduction of orders from these groups would have a material adverse effect on our results of operations. Developments adverse to our major customers, partners, and resellers or their products, or the failure of these groups to pay for components or services, would also have an adverse effect on us.
Changes in European law or practice related to the imposition or collectability of optical levies could adversely affect us. Many European countries impose levies on imports of optical products and other products to compensate copyright owners for legal private copying. Imation is involved in litigation in several of those countries related to its obligation to pay levies on sales of our products to commercial channel customers. Based on current European law, we no longer pay levies on commercial channel sales. Because we have previously paid levies on such sales, we have offset certain levies payable on sales in the consumer channel with amounts previously overpaid with respect to commercial channel sales. If a court were to rule against us on this issue, we may be required to pay all, or a portion of, our unpaid levies to the collecting societies. In addition, any reduction in the current levy rates applicable to consumer channel sales could reduce our ability to offset for past overpayments on commercial channel sales. Other changes in levy rates or structures could impact our ability to compete in certain markets or otherwise reduce our profitability.
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
In addition, we utilize valuable non-patented technical know-how and trade secrets in our product development. There can be no assurance that confidentiality agreements and other measures we utilize to protect such proprietary information will be effective, that these agreements will not be breached or that our competitors will not acquire the information as a result of or through independent development. We enforce our intellectual property rights against others who infringe those rights.
Additionally, our audio and data storage product categories are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us.
Significant litigation matters could result in large costs. We are subject to various pending or threatened legal actions in the ordinary course of our business, especially regarding patents related to our audio and data storage products. We are often indemnified by our suppliers; litigation, however, is always subject to many uncertainties and outcomes that are not predictable. We use legal and appropriate means to contest litigation threatened or filed against us, but we have found there is a strong tendency toward litigation in the patent area in our industry and this litigation environment poses a business risk. We cannot ascertain the ultimate aggregate amount of any monetary liability or financial impact that may be incurred by us in litigation.
Changes in the capital and credit markets may negatively affect our ability to access financing. Without such financing we may be unable to achieve our objectives for strategic acquisitions and internal growth. Disruption of the global financial and credit markets may have an effect on our long-term liquidity and financial condition. While we have been able to achieve our past acquisitions through operating cash flows and without permanently borrowing on our outstanding credit facilities, the need may arise to obtain additional funding. Based on our current plan of operations we believe our cash, when combined with our revolving line of credit available under our outstanding credit facilities, will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next twelve months; however there is no assurance that circumstances will not change.

The agreement governing our credit facilities contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business. The agreement and instruments governing our outstanding credit facilities, and the agreements and instruments governing future debt agreements, may contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that may restrict our ability to:

•	incur more debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	enter into transactions with affiliates;

•	make unapproved acquisitions;

•	transfer or sell assets; and

•	make fundamental changes in our corporate existence and principal business.
In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios under our credit facilities. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our credit facilities or any other future debt agreements. An event of default could lead to the acceleration of the maturity of any outstanding loans and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.
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
We rely on our aging information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed. The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breach by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any interruption or failure of our information systems or any breach of security could adversely affect our business and results of operations.
The announcement of our review of strategic alternatives could adversely affect our business, financial results and operations, and there can be no assurance that any transaction will result from this review. On February 10, 2015, we announced that we have been working with Houlihan Lokey as our financial adviser to review and explore strategic alternatives to maximize shareholder value and the value of each of our business units. There can be no assurance that this review will result in any transaction or any change to our overall structure or our business model, or that any transaction or change will enhance shareholder value or the value of any of our business units. Any transaction that is identified and pursued would be dependent on factors that may be beyond our control, including, among others, global economic conditions, the market environment, the possible requirement for shareholder approval of the transaction, the interest of third parties in the Company or our businesses and the availability of financing to potential buyers on reasonable terms or at all. We do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives unless our Board of Directors has approved a specific transaction or management otherwise deems disclosure appropriate. We expect to incur expenses associated with identifying and evaluating strategic alternatives. In addition, the process of reviewing strategic alternatives and implementing any course of action ultimately selected may be disruptive to the Company’s business operations, may distract the Company’s management team from their day-to-day responsibilities and could make it more difficult to retain customers, vendors and employees. Any of these risks or uncertainties could adversely affect the Company’s business, financial condition, results of operations or cash flows.
Our business could be negatively affected as a result of a potential proxy contest for the election of directors at our annual meeting and other activist shareholder activities. On December 16, 2014, the Clinton Group and its affiliates submitted a notice of its intention to nominate three director candidates for election to the Board at our 2015 annual meeting of shareholders. If the Clinton Group does not withdraw its nominations or we are unable to reach an agreement with the Clinton Group relating to our 2015 annual meeting, a proxy contest is likely to occur. It is possible that directors nominated by the Clinton Group could constitute half of the Board following our 2015 annual meeting.
A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board of Directors. In addition, the potential of a proxy contest, or other activist shareholder activities, could interfere with our ability to execute our transformation or to identify or pursue strategic alternatives, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key business partners, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. In addition, if the Clinton Group’s nominees were to constitute half of the Board following our 2015 annual meeting, because any action by the Board requires the affirmative vote of not less than a majority of the directors present and voting, it is possible that the Board would deadlock on certain issues. Further, such a change in a majority of the Board would result in a change of control under the severance and change of control agreements we have with our management and certain outstanding equity awards, which may trigger severance payments, change of control benefits, and/or the acceleration of those equity awards. A change in a majority of the Board will also result in a change of control under certain contracts with third parties including our credit agreements, if we are unable to secure appropriate waivers or amendments to any such contracts. The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above or a threat of future stockholder activism.
Additionally, as part of its ongoing activist campaign, Spear Point Capital Fund LP and its affiliates filed a shareholder derivative action in Delaware Chancery Court on February 9, 2015 against the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment.
The market price of our common stock is volatile. The market price of our common stock has been, and may continue to be, volatile. Any of the factors discussed above or such as the following may affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations by us or our competitors which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights;

•	conditions and trends in the consumer electronics and data storage industries;

•	contraction in our operating results or growth rates;

•	the potential impact of activist investors;

•	changes in financial estimates by securities analysts relating specifically to us or the industries in which we participate in general; and

•	macroeconomic conditions that affect the market generally.
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

Facility	Function	Segment(s) Using Space

Oakdale, Minnesota (owned) (1)	Sales/Administrative/Laboratory facility/Corporate headquarters	Both
Thousand Oaks, California (leased)	Sales/Assembly	TSS
Campbell, California (leased)	Sales/Distribution center	TSS
Hoofddorp, Netherlands (leased)	Sales/Administrative/European regional headquarters	Both
Tokyo, Japan (leased)	Sales/Administrative/ Japan headquarters	Both
Kings Park, Australia (leased)	Sales/Administrative/Distribution center/Asia Pacific regional headquarters	Both
Montreal, Canada (leased)	Sales/Research & development	TSS
Panama City, Panama (leased)	Sales/Administrative/Latin America regional headquarters	Both
Derby, United Kingdom (leased)	Sales/Assembly	TSS
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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers including the One-Blue litigation described below. Consequently, as of December 31, 2014, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages, and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase for issues relating to determination of a fair, reasonable, and nondiscriminatory royalty rate. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms in Japan, where Imation’s sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. On February 18, 2015, the Tokyo District Court rendered a decision in favor of Imation that held One-Blue's sending of warning letters to Imation customers that threatened those customers with certain patent-related actions constituted an illegal "unfair competition practice" and issued a permanent injunction prohibiting One-Blue from sending any such warning letters in the future.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment. They also seek corporate governance reforms related to the Company’s compensation practices. The Company has not yet responded to the complaint and no trial date has been set.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to court rulings that are discussed below. As of December 31, 2014 and 2013, we had accrued liabilities of $9.3 million and $10.0 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. We did not reverse any amounts into cost of goods sold for prior year obligations in 2014 or 2012. See the following for discussion of reversals of copyright levies in 2013.
Italy. During the second quarter of 2013, an Italian court rendered a decision associated with a copyright levy matter to which Imation was not a party. This decision (i) confirmed and provided further specificity to the October 21, 2010 ruling of the ECJ that levies should not be paid on commercial channel sales and (ii) evaluated, via audit, the plaintiff's documentation and evidence for distinguishing between levies paid on commercial and consumer channel sales. Based on the ruling of this Italian court, in combination with other applicable levy and law-making activities within the EU, including Italy, we believed there was sufficient evidence that we may offset with the Italian collecting society the estimated $39.0 million we have overpaid for copyright levies in Italy (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to the Italian collecting society for unpaid levies on consumer channel sales. As such, our liability for Italian copyright levies in the amount of $13.6 million (existing at the time of the second quarter 2013 Italian court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the second quarter of 2013. We did not record a receivable for the remaining estimated $25.4 million that we believed was owed to us by the Italian collection society for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount began to be realized as a reduction to cost of goods sold upon the incurrence of (and for the same amount of) valid levies for consumer channel sales. During the last half of 2013, we offset an additional $2.6 million (within cost of sales) and in 2014 we offset $3.4 million (within cost of sales) against a similar amount of consumer channel levies incurred and, accordingly, we have an estimated $19.4 million of historical over payments of levies on commercial channel sales remaining to set-off in future periods.
The Italian court required sufficient documentation and evidence to support the determination of levies between those paid on commercial versus consumer channel sales. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $39.0 million to the Italian collection society of levies on commercial channel sales and that we have incurred (but not paid) $19.6 million of levies on consumer channel sales in Italy. However, such amounts could be subject to challenge in court and there is no certainty that our estimates would be upheld and supported. Additionally, due to the expected continued decline in our sales associated with optical media products, we cannot be assured that we will ever be able to fully realize the estimated amounts owed to us by the Italian collection society through offsetting such amounts against levies incurred on future consumer channel sales or other measures.
France. During the fourth quarter of 2013, a French court issued a favorable ruling to Imation in a case brought against Imation in the fourth quarter of 2011 by the French levy society, Societie Pour la Perception de la Remuneration de la Copie Privee Audiovisuelle et Sonore (Copie France). Copie France had sought a judicial order in summary proceedings to compel Imation to pay to Copie France $3.6 million in withheld copyright levies. Imation had withheld levies otherwise due on consumer channel sales against previous levies paid on commercial channel sales. Imation argued that there was a serious legal dispute as to whether the demanded sums were owed, in light of what Imation believed to be the inconsistency between the French levy system and the Directive, as interpreted by ECJ case law. In June 2012, the Paris Court of First Instance had rejected Copie France’s claims, ruling that Imation had raised serious issues about the validity of the French levy scheme. Copie France appealed that order, and on November 19, 2013, the French appeals court rejected Copie France’s appeal. Based on the rulings of the French courts, in combination with other applicable levy and law-making activities within the EU, including France, we believe there is sufficient evidence that we may offset with Copie France the estimated $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to Copie France for unpaid levies on consumer channel sales. As such, our liability for French copyright levies in the amount of $9.5 million (existing at the time of the fourth quarter 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the fourth quarter of 2013. We did not record a receivable for the remaining estimated $45.6 million that we believe is owed to us by Copie France for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount will be realized as a reduction to cost of sales upon the incurrence of (and for the same amount of) valid levies for consumer channel sales. During 2014, we have off-set an additional $2.6 million (within cost of sales) against a similar amount of consumer channel levies incurred and, accordingly, we have an estimated $43.0 million of historical over payments of levies on commercial channel sales remaining to set-off in future periods.
We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $12.1 million of levies on consumer channel sales in France. However, such amounts could be subject to challenge in court and there is no certainty that our estimates would be upheld and supported. Additionally, due to the expected continued decline in our sales associated with optical media products, we cannot be assured that we will ever be able to fully realize the estimated amounts owed to us by the French collection society through offsetting such amounts against levies incurred on future consumer channel sales or other measures.
Other Jurisdictions. At December 31, 2014, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy and France represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We also have an estimated $8.3 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2015 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) — (b)
As of February 27, 2015, there were 42,857,395 shares of our common stock, $0.01 par value (common stock), outstanding and held by 18,466 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IMN.” No dividends were declared or paid during 2014 or 2013. Future dividend payments will depend on our earnings, capital requirements, financial condition, limitations as set forth in our credit agreements and other factors considered relevant by our Board of Directors.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities in 2014 and 2013. Additionally, no unregistered securities were sold in 2014 or 2013.
Market for our Common Stock

The following table sets forth, for the periods indicated, the intraday high and low sales prices of common stock as reported on the New York Stock Exchange.

	2014 Sales Prices		2013 Sales Prices
	High	Low	High	Low
First quarter	$6.60	$4.31	$4.78	$3.32
Second quarter	$6.04	$3.22	$4.40	$3.51
Third quarter	$3.73	$2.69	$5.14	$3.87
Fourth quarter	$4.16	$2.80	$4.90	$3.86

(c)
Issuer Purchases of Equity Securities

	(a)	(b)		(c)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2014 - October 31, 2014	209	$2.93	—	2,386,990
November 1, 2014 - November 30, 2014	608	3.00	—	2,386,990
December 1, 2014 - December 31, 2014	1,217	3.19	—	2,386,990
Total	2,034	$3.11	—	2,386,990
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
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information regarding the Company's equity compensation plan.
Stock Performance Graph
The graph and table below compare the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index, the ArcaEx Tech 100 Index (formerly known as the Pacific Stock Exchange High Technology Index) and the S&P Small Cap 600 Index, over the same period. The S&P Small Cap 600 Index will replace the S&P MidCap 400 Index in future comparisons as it is more relevant to our current market capitalization. The graph and table assume the investment of $100 on December 31, 2009 in each of our common stock, the S&P MidCap 400 Index, the S&P Small Cap 600 Index and the ArcaEx Tech 100 Index and reinvestment of all dividends.

(Total Return Index)	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Imation Corp.	$100.00	118.23	65.71	53.56	55.85	43.46
S&P Midcap 400 Index	$100.00	124.85	120.98	140.43	184.75	199.88
S&P Small Cap 600 Index	$100.00	124.98	124.78	143.27	200.08	208.96
ArcaEx Tech 100 Index	$100.00	124.20	123.27	147.79	198.40	226.61

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

Item 6.	Selected Financial Data.*

	2014	2013	2012	2011	2010
	(Dollars in millions, except per share data)
Statement of Operations Data:
Net revenue	$729.5	$860.8	$1,006.7	$1,166.6	$1,302.3
Gross profit	138.4	188.7	189.3	205.4	212.2
Selling, general and administrative	174.7	181.6	191.1	182.4	181.1
Research and development	18.8	18.4	20.4	18.3	13.2
Litigation (gain) settlement	—	(2.5)	—	2.0	2.6
Goodwill impairment	35.4	—	23.3	1.6	23.5
Intangible impairments	—	—	251.8	—	—
Restructuring and other	13.6	11.3	21.1	21.5	51.1
Operating loss	(104.1)	(20.1)	(318.4)	(20.4)	(59.3)
Loss from continuing operations	(112.4)	(24.4)	(324.8)	(35.2)	(147.1)
Loss from discontinued operations	(2.3)	(20.0)	(15.9)	(11.5)	(11.4)
Net loss	(114.7)	(44.4)	(340.7)	(46.7)	(158.5)
Loss per common share from continuing operations:
Basic	(2.74)	(0.60)	(8.67)	(0.93)	(3.89)
Diluted	(2.74)	(0.60)	(8.67)	(0.93)	(3.89)
Net loss per common share:
Basic	(2.80)	(1.10)	(9.09)	(1.24)	(4.19)
Diluted	(2.80)	(1.10)	(9.09)	(1.24)	(4.19)
Balance Sheet Data:
Cash and cash equivalents	$114.6	$132.6	$108.7	$223.1	$304.9
Accounts receivable, net	134.4	163.3	220.8	234.9	258.8
Inventories	57.7	84.3	166.0	208.8	203.3
Property, plant and equipment, net	45.0	51.6	58.9	55.4	66.9
Intangible assets, net	57.9	68.6	81.9	321.7	320.4
Total assets	499.2	641.8	793.5	1,149.3	1,251.0
Accounts payable	95.5	94.7	162.7	205.2	219.2
Long-term debt	—	—	—	—	—
Total liabilities	258.4	268.6	393.1	425.6	469.3
Total shareholders’ equity	240.8	373.2	400.4	723.7	781.7
Other Information:
Current ratio	1.6	1.9	1.6	2.0	2.1
Days sales outstanding(1)	55	56	59	58	57
Days of inventory supply(1)	44	61	89	85	69
Capital expenditures	$5.6	$7.0	$10.2	$7.3	$8.3
Number of employees	910	940	1,230	1,130	1,115
_______________________________________
*    See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the financial information presented in this table.

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
Imation is a global data storage and data security company. With a 60-year history of technology leadership, the Company's mission is to help organizations store, protect and connect their digital world.
The Company operates in two focused business segments: Tiered Storage and Security Solutions (TSS) and Consumer Storage and Accessories (CSA). We have four major product categories: Storage and Security Solutions and Commercial Storage Media in our TSS business segment and Consumer Storage Media and Audio and Accessories in our CSA segment. Our brands include Imation™, Nexsan™, IronKey™, TDK Life on Record™, TREK™, and Memorex™.
The following discussion is intended to be read in conjunction with Item 1. Business and our Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Imation's actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and in Item 1A. Risk Factors of this Annual Report on Form 10-K
The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See Note 2 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for further information regarding consolidation. References to “Imation,” the “Company,” “we,” “us” and “our” are to Imation Corp., and its subsidiaries and consolidated entities unless the context indicates otherwise. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
The results of operations for our XtremeMac™ and Memorex™ consumer electronics businesses are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented.
Overview
Following is a summary of significant items that impacted our operating results, liquidity and capital structure in 2014:
During the fourth quarter of 2012, we announced the acceleration of our strategic transformation, including the realignment of our global business into two new business segments, a cost reduction program and our increased focus on data storage and data security including exploring strategic options for our consumer electronics brands and businesses.
The realignment of our global business into two new business segments better aligns the Company with our key consumer and commercial channels. The two business segments consist of CSA, which focuses mainly on retail channels; and TSS, which focuses on small and medium business, enterprise and government customers. In the first quarter of 2013, we revised our segment reporting to reflect these two new reporting segments. See Note 14 - Business Segment Information and Geographical Data in our Notes to Consolidated Financial Statements for more information on our business segments.
In October 2012, the Board of Directors approved our Global Process Improvement Restructuring Program (GPI Program) in order to realign our business structure and significantly reduce operating expenses. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. See Note 7 - Restructuring and Other Expense in our Notes to Consolidated Financial Statements for more information on this restructuring program.
During the first quarter of 2013 we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The divestiture of our Memorex consumer electronics business occurred on October 15, 2013 and the divestiture of our XtremeMac business occurred on January 31, 2014. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for further information on these divestitures. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand were retained.
In 2014, we continued to execute our strategic transformation and to invest in our business to facilitate our return to revenue growth. The transformation has been a multi-year process designed to establish Imation as a global leader in data storage and security.
During the transformation process, the Company has worked extensively with external advisors and has had discussions with third parties to fully examine a variety of potential options. On February 10, 2015, we announced that we have been working with Houlihan Lokey as our financial adviser to review and explore strategic alternatives to maximize shareholder value and the value of each of our business units. There can be no assurance that this review will result in any transaction or that any transaction, if pursued, will be consummated and result in enhanced shareholder value or the value of any of our business units. We do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives unless our Board of Directors has approved a specific transaction or management otherwise deems disclosure appropriate.
Segment Overview
Consumer Storage and Accessories
Our CSA business continues to be impacted by lower revenues from the expected secular declines in optical media products as the optical market continues to progress through its life cycle. Despite these declines, our gross margins remained in excess of 20.0 percent for this segment, and our cash generation was strong in 2014 as a result of the margin generated and reductions in working capital.
Tiered Storage and Security Solutions
We are investing in our Storage and Security Solutions portfolio with aggressive hiring of technical support and sales talent and the introduction of new products. Our magnetic tape revenues continue to decrease consistent with the overall market and we have been able to maintain our market share through 2014. Ongoing emphasis on working capital and cost management will be a key focus for our magnetic tape business. Long term we expect growth from our Storage and Security Solutions portfolio products as we continue our investment in this business.
Product Overview
Consumer Storage Media
Consumer Storage Media revenue comprised 59.0 percent, 50.6 percent and 47.0 percent of our total consolidated revenue in 2012, 2013 and 2014, respectively. This reduction is expected and consistent with our strategy as we become less reliant on revenues from legacy products. Our Consumer Storage Media includes optical products, USB flash drives, flash cards and external hard disk drives. Our optical products consist of DVDs, CDs and Blu-ray™ recordable media. We have the leading global market share for recordable optical media; however, the overall market for CDs and DVDs is declining as digital streaming, hard disk and flash media replace optical media in some applications such as music and video recording. Our strategy is to maximize cash flows, extract working capital from this business and manage our cost structure efficiently. We sell our recordable optical media products through a variety of retail and commercial distribution channels and source from manufacturers in Taiwan and India. Our optical media is marketed worldwide under brands we own or control, including Imation, Memorex and TDK Life on Record. We also sell standard USB flash drives, flash cards and external hard disk drives under our Imation, Memorex and TDK Life on Record brands. We source these products from manufacturers primarily in Asia and sell them through a variety of retail and commercial distribution channels globally.
Audio and Accessories
Audio and Accessories revenue comprised 6.9 percent, 4.9 percent and 4.1 percent of our total consolidated revenue in 2014, 2013 and 2012, respectively. Our Audio and Accessories include headphones and speakers sold under the TDK Life on Record brand. The portfolio continues to evolve as we focus on higher-margin, differentiated accessories products and respond to customer demand. We design products to meet user needs and source these products from manufacturers throughout Asia.
Commercial Storage Media
Commercial Storage Media revenue comprised 31.0 percent, 29.2 percent and 29.3 percent of our total consolidated revenue in 2012, 2013 and 2014, respectively. Our magnetic tape media products are used for business and operational continuity planning, disaster recovery, data backup, near-line data storage and retrieval, and for cost-effective mass and archival storage. Imation has a solid industry reputation and strong relationships with original equipment manufacturers (OEMs). However, the market for magnetic tape products has been in secular decline. Therefore, our focus has been on maintaining a leading market share and maximizing cash generation. We have a significant portfolio of intellectual property that offers monetization opportunities. In 2011, we signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies, and Imation discontinued tape coating operations at our Weatherford, Oklahoma facility. Under the agreement, we collaborated on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan, and consolidated tape coating operations to the TDK Group Yamanashi manufacturing facility. At the end of 2013, TDK announced its intent to cease manufacturing of magnetic tape, and TDK then exited the tape manufacturing business in the first half of 2014. Imation transitioned to source our product from alternate magnetic tape suppliers during 2014.
Storage and Security Solutions
Storage and Security Solutions revenue comprised 16.8 percent, 15.3 percent and 5.9 percent of our total consolidated revenue in 2014, 2013 and 2012, respectively. We would expect the Storage and Security Solutions revenue as a percent of total revenue to continue to expand and become a larger part of the total Company each year. Imation’s Nexsan portfolio features solid-state optimized unified hybrid storage systems, secure automated archive solutions and high-density enterprise storage arrays. Our solutions are ideal for mission-critical IT applications such as virtualization, cloud, databases, and collaboration and for energy efficient, high-density storage for backup and archiving. Nexsan systems are delivered through a worldwide network of cloud service providers, value-added resellers (VARs) and solutions integrators. We have added sales and engineering resources and VARs around the world to build Nexsan’s presence in key geographies. Our targeted vertical markets include government, healthcare, and media and entertainment.
Imation’s IronKey solutions meet the challenge of protecting today’s mobile workforce, featuring secure USB solutions for data transport and mobile workspaces. This line includes the world’s leading hardware encrypted USB drives, PC on a Stick® workspaces for Microsoft® Windows To Go®, and cloud-based or on-premises centralized secure device management solutions. The Imation Mobile Security family, through the IronKey product line, delivers innovative secure data solutions for corporate employees who need to protect information on-the-go and targets organizations that require highly secure solutions in a Bring Your Own Device (BYOD) environment.
Our flash drives are designed to meet the most stringent security standards that protect stored data and meet the U.S. Government Federal Information Processing Standard (FIPS) validation, which includes strong encryption protection with password and biometric authentication. Flash media products with security features provide margins significantly higher than traditional flash media without data security. We are actively testing IronKey in many corporate and government environments. The sales cycle is a long one, but we have the only FIPS Level 3 certified product, offering superior security.
Executive Summary
Consolidated Results of Operations for the Twelve Months Ended December 31, 2014

•
Revenue of $729.5 million in 2014 was down 15.3 percent compared with revenue of $860.8 million in 2013 driven by secular declines in our optical and tape products. Revenue for 2014 compared to 2013 was negatively impacted by two percent due to foreign currency impacts.

•
Gross margin in 2013 was 21.9 percent and benefited from a reversal of an accrual of $23.1 million for European copyright levies as a result of favorable court rulings in Italy and France. The levy accrual reversals had a 2.7 percent positive impact on gross margin in 2013. Gross margin in 2014 was 19.0 percent. Excluding the levy reversal, the gross margin for 2013 would have been 19.2 percent and was essentially flat year over year.

•
Selling, general and administrative expense was $174.7 million in 2014, down $6.9 million compared with $181.6 million in 2013 due to cost reductions in legacy businesses. We reduced legacy operating costs by $18.2 million in 2014 across the organization in order to operate as a smaller company with more focused product lines and streamlined core operational processes. Incremental investment in Storage and Security Solutions partially offset these reductions in 2014 which included hiring sales resources, introducing new products and promoting the brand globally.

•
Research and development expense was $18.8 million in 2014, up $0.4 million, compared with $18.4 million in 2013 which reflects the Company's increased investment in higher margin projects in Storage and Security Solutions.

•
Restructuring and other expense was $13.6 million in 2014 compared to $11.3 million in 2013. Other expense in 2013 included a $10.6 million loss related to the settlement of our UK pension plan offset by a $9.8 million gain on the sale of land at a previously closed facility.

•
Operating loss from continuing operations was $104.1 million in 2014 compared to $20.1 million in 2013. Operating loss from continuing operations in 2014 included a goodwill impairment charge of $35.4 million.

•	Other expense was $5.2 million in 2014, up $2.3 million, compared with $2.9 million in 2013, primarily due to currency impacts.

•
The income tax provision was $3.1 million in 2014 as compared to $1.4 million in 2013. The increase primarily represents the tax expense recorded for the liability on unremitted foreign earnings of $1.7 million.

•	Diluted loss per share from continuing operations was $2.74 for 2014 compared with $0.60 for 2013.
Cash Flow/Financial Condition for the Twelve Months Ended December 31, 2014

•	Cash and cash equivalents totaled $114.6 million as of December 31, 2014, down $18.0 million compared with $132.6 million at December 31, 2013.

•
Cash used in operating activities was $7.8 million in 2014 compared with cash provided by operating activities of $22.1 million in 2013. Cash used in operating activities in 2014 was primarily related to the investment in Storage and Security Solutions, offset by cash generated by legacy businesses.

Results of Operations
Net Revenue

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Net revenue	$729.5	$860.8	$1,006.7	(15.3)%	(14.5)%
Our worldwide revenue in 2014 decreased compared with 2013, driven primarily by a $92.8 million or 21.3 percent decline in our Consumer Storage Media products in our CSA segment from 2013. Revenue in our TSS segment decreased 12.2 percent in 2014 compared with 2013 due to declines in Commercial Storage Media products due to revenue declines in tape media products. We believe we are holding our market share in tape media, but it has been impacted by industry wide dynamics including competing formats, as well as continuing improvements in compression and deduplication technologies. See Segment Results for further discussion of our reporting segments, including the revision of our segments as of January 1, 2013. Revenue for 2014 compared to 2013 was negatively impacted by foreign currency translation of two percent.
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
Gross Profit

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Gross profit	$138.4	$188.7	$189.3	(26.7)%	(0.3)%
Gross margin	19.0%	21.9%	18.8%
Gross profit decreased in 2014 compared with 2013 due to lower revenues and the benefit of an accrual reversal of $23.1 million for Italian and French copyright levies in 2013. The levy accrual reversal had a 2.7 percent positive impact on margin in 2013. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for more information on the levy reversal. Gross profit during 2014 was also impacted by higher inventory write-offs to rationalize certain product lines.
Total gross margin decreased 2.9 percentage points in 2014 compared with 2013 due to the benefit of the accrual reversal of $23.1 million for Italian and French copyright levies in 2013 discussed above. Excluding the levy reversal, the gross margin for 2013 and 2014 was essentially flat year over year.
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
Total gross margins increased in 3.1 percent in 2013 compared with 2012. Gross margin in the CSA reporting segment increased 4.0 points to 23.8 percent as the reversal of the accruals for Italian and French copyright levies were partially offset by lower gross margin on our Consumer Storage Media products. Gross margin in the TSS reporting segment increased 2.6 points to 20.3 percent as higher revenue and gross margin in our Storage and Security Solutions products from the acquisition of Nexsan were partially offset by lower gross margin on our Commercial Storage Media products.
Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Selling, general and administrative	$174.7	$181.6	$191.1	(3.8)%	(5.0)%
As a percent of revenue	23.9%	21.1%	19.0%
SG&A expense decreased in 2014 compared with 2013 due primarily to our cost reduction efforts. We reduced legacy operating costs by $18.2 million in 2014 across the organization in order to operate as a smaller company with more focused product lines and streamlined core operational processes. Incremental investment in Storage and Security Solutions partially offset these reductions in 2014 which included hiring sales resources, introducing new products and promoting the brand globally.
SG&A expense decreased in 2013 compared with 2012 due primarily to our cost reduction efforts. SG&A costs were reduced by approximately $44.6 million as a result of Imation’s cost reduction efforts and lower amortization expense due to intangible write-offs in 2012. Incremental SG&A from the Nexsan acquisition partially offset these reductions in 2013.

Research and Development (R&D)

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Research and development	$18.8	$18.4	$20.4	2.2%	(9.8)%
As a percent of revenue	2.6%	2.1%	2.0%
R&D expense increased in 2014 compared with 2013 which reflects the Company's increased investment in higher margin projects in Storage and Security Solutions. We reduced legacy R&D expense by $1.0 million leaving total legacy spending of $3.0 million in 2014.
R&D expense decreased in 2013 compared with 2012 as we reduced legacy R&D spending by $11.5 million and channeled our investments into higher margin projects in TSS, primarily though the Nexsan acquisition.

Goodwill Impairment

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Goodwill impairment	$35.4	$—	$23.3
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. Our reporting units for goodwill are Mobile Security and Storage Solutions, which are one level below our TSS reporting segment. We do not have any goodwill associated with our CSA segment. Goodwill resulting from the acquisition of the Memory Experts International, Inc. (MXI Security) and IronKey Systems Inc. (IronKey) businesses is allocated to the Mobile Security reporting unit. Goodwill resulting from the acquisition of Nexsan is allocated to the Storage Solutions reporting unit. See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on goodwill including our valuation approach and assumptions.
2014 Goodwill Analysis
We recorded an impairment charge of $35.4 million in 2014 for our Storage Solutions reporting unit in our Consolidated Statement of Operations. Following is a discussion of the results of the 2014 impairment test for each reporting unit.
Mobile Security Reporting Unit - For the 2014 impairment test for the Mobile Security reporting unit, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 107.4 percent. We used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 16.5 percent. The discount rate reflects the relative risk of achieving cash flows as well as any other specific risks or factors related to the Mobile Security reporting unit. We calculated the impact of a potential change in our assumptions to determine the impact on the results of the impairment test. Holding all other assumptions constant, an unfavorable change in various components of our projected cash flows would potentially result in an indication of impairment. An unfavorable change in the revenue growth rate, residual growth rate and discount rate by more than 20 percent, 30 percent and 6 percent, respectively, would potentially result in an indication of impairment.
During the fourth quarter of 2014, our internal business plan and estimated cash flows associated with our Mobile Security business was updated. Although there were some downward adjustments to the near-term projections as compared to our previous forecast, our longer-term projections and estimated fair value of this reporting unit have not been adversely impacted. Based on our updated business plan and strategy for Mobile Security, our projected cash flows and associated estimated fair value of this reporting unit are heavily dependent on achieving significant revenue growth of our data solution products developed for our IronKey Workspaces for Microsoft Windows To Go. This is a new market in which we do not presently generate significant revenue and for which limited external market data exists. Our projections for this market include significant revenue growth expectations and gross margins generally consistent with our existing Mobile Security business. While the current projections in our Mobile Security reporting unit support no impairment of this reporting unit in 2014, it is reasonably possible that an impairment could be incurred in the future given several factors, including its value being heavily dependent on significant growth in a new market in which we are not generating significant revenue and the generally small sensitivities to various assumptions that could cause an impairment to potentially be necessary. We will continue to closely monitor our results and expected cash flows in the future to assess whether a goodwill impairment in our Mobile Security reporting unit may be necessary.
Storage Solutions Reporting Unit - During the first and third quarters of 2014, we adjusted our internal forecast for our Storage Solutions reporting unit due to lower than anticipated results. We considered these factors to be an event that warranted an interim test as to whether goodwill was impaired in each of these periods. The first quarter test resulted in no impairment of goodwill as the estimated fair value of the reporting unit exceeded its carrying value. In performing Step 1 of the third quarter test, it was determined that the carrying value of our Storage Solutions reporting unit exceeded its estimated fair value. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Storage Solutions to the carrying value of such goodwill. Based on this analysis, the carrying value of the Storage Solutions goodwill exceeded its implied value by $35.4 million and, consequently, we recorded an impairment charge of that amount in the Consolidated Statements of Operations. As part of our annual goodwill impairment test in the fourth quarter of 2014, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 8.2 percent. We used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 16.5 percent. The discount rate used in 2014 increased by 2 percent from prior year. The discount rate reflects the relative risk of achieving cash flows as well as any other specific risks or factors related to the Storage Solutions reporting unit. We calculated the impact of a potential change in our assumptions to determine the impact on the results or the impairment test. The impairment test is sensitive to assumptions used in the calculation and even minor changes to various components of our projected cash flows could potentially result in an indication of impairment.
While our current projections support no additional impairment of this reporting unit in fourth quarter 2014, it is reasonably possible that an impairment could be incurred in the future given that our 2014 results fell below expectations and the sensitivities to various assumptions. We will continue to closely monitor our results and expected cash flows in the future to assess whether an additional goodwill impairment in our Storage Solutions reporting unit may be necessary.
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
Storage Solutions Reporting Unit - For the 2013 impairment test for the Storage Solutions reporting unit, the estimated fair value of the reporting unit exceeded the carrying value in Step 1 of the impairment test by 25.7 percent. We used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 13.5 percent. The discount rate reflected the relative risk of achieving cash flows as well as any other specific risks or factors related to the Storage Solutions reporting unit.
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
During the second and third quarters of 2012, we adjusted our internal financial forecast for our Mobile Security reporting unit (referred to as our Americas-Mobile Security reporting unit in 2012) due to changes in timing of expected cash flows and lower expected short-term revenues and gross margins. As we considered these factors to be an event that warranted an interim test as to whether the goodwill was impaired, we performed an impairment test as of each of these periods. These impairment tests resulted in no impairment of goodwill as the estimated fair value of the reporting units exceeded the carrying value in Step 1 of the impairment tests by 43.3 percent and 17.7 percent, during the second and third quarters of 2012, respectively. During the fourth quarter of 2012, our internal financial forecast for our Mobile Security reporting unit was again adjusted with further declines in our revenue and gross margin projections resulting from lower expectations in the high-security market segment. In accordance with our policy, we performed our annual assessment of goodwill in the Mobile Security reporting unit during the fourth quarter of 2012 and, as a result of this assessment, it was determined that the fair value of our Mobile Security reporting unit was impaired. We recorded an impairment charge of $23.3 million in our Consolidated Statements of Operations.
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

Intangible Impairments
2014 Intangible Asset Analysis
During the first and third quarters of 2014, we performed interim goodwill impairment testing for our Storage Solutions business due to lower than anticipated results. We determined these factors to be an event that warranted interim tests as to whether our intangible assets associated with the Storage Solutions business were impaired. Based on our impairment analysis performed in the first and third quarters of 2014, we concluded that we did not have an impairment of our intangible assets in the Storage Solutions asset group at those times.
As a part of our annual goodwill impairment test for our Storage Solutions and Mobile Security reporting units, we also tested for the impairment of long-lived assets, including intangible assets with the asset groups included in our Mobile Security and Storage Solutions reporting units. In performing these tests, we compared the carrying values of these asset groups with their estimated undiscounted future cash flows and determined that the undiscounted cash flows expected to be generated by the asset groups significantly exceeded their carrying values resulting in no impairment.
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
2012 Intangible Asset Analysis
During the second and third quarters of 2012, as noted above in our 2012 goodwill analysis discussion, we performed interim goodwill impairment testing for our Mobile Security business (referred to as our Americas-Mobile Security business in 2012) due to changes in the timing of expected cash flows and lower than expected short-term revenues and gross margins. We also determined these factors to be an event that warranted interim tests as to whether our intangible assets associated with the Mobile Security business were impaired. Based on our impairment analysis performed in the second and third quarters of 2012, we concluded that we did not have an impairment of our intangible assets in the Mobile Security asset group at those times.
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
See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on our impairment of intangible assets.
Litigation Settlement
A $2.5 million gain from a litigation settlement from a long-standing case in Brazil was recognized in 2013.

Restructuring and Other
2012 Global Process Improvement (GPI) Restructuring Program
In October 2012, the Board of Directors approved our GPI Program in order to realign our business structure and reduce operating expenses in excess of 25 percent over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. The program has taken out over $100 million in legacy costs, while continuing to invest in our priority growth investments. We have reduced corporate overhead and executive staff, and to generate additional savings, Imation has a number of ongoing cost reduction and cash flow initiatives, including listing our corporate headquarters facility for sale.

Programs prior to the 2012 GPI Program are substantially complete.
The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Restructuring
Severance and related	$3.9	$2.1	$16.9
Lease termination costs	0.3	0.7	0.6
Other	1.2	2.4	2.2
Total restructuring	$5.4	$5.2	$19.7
Other
Settlement of UK pension plan (Note 9)	0.5	10.6	—
Gain on sale of fixed assets held for sale	—	(9.8)	(0.7)
Acquisition and integration related costs	—	2.8	3.7
Pension settlement/curtailment (Note 9)	0.2	2.1	2.4
Contingent consideration fair value adjustment (Note 4)	—	(0.6)	(8.6)
Intangible asset abandonment (Note 6)	—	—	1.9
Asset disposals / write down	1.8	—	—
Other	5.7	1.0	2.7
Total	$13.6	$11.3	$21.1
Restructuring
Total restructuring charges of $5.4 million recorded for the year ended December 31, 2014 and $5.2 million for the year ended December 31, 2013 were all related to the GPI Program. For the year ended December 31, 2012, we recorded total restructuring charges of $19.7 million, which included $14.9 million, primarily related to severance, under the GPI Program and $4.2 million under the 2011 Corporate Program primarily, related to severance and $0.6 million of other restructuring charges under the 2011 Manufacturing Program.
In addition to the restructuring charges recorded in restructuring and other, we recorded inventory write-offs of $4.6 million, $2.7 million and $2.3 million related to the rationalization of certain product lines, for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in cost of goods sold in our Consolidated Statements of Operations.
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

During the year ended December 31, 2014 we had $1.0 million of asset disposals and write downs related to our Weatherford, Oklahoma facility and miscellaneous disposals of assets of $0.8 million. The $5.7 million of other expenses includes certain employee costs and consulting fees.
During the year ended December 31, 2013 a gain of $9.8 million related to the sale of our Camarillo, California manufacturing facility was recorded.
Operating Loss From Continuing Operations

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Operating loss	$(104.1)	$(20.1)	$(318.4)	NM	NM
As a percent of revenue	(14.3)%	(2.3)%	(31.6)%
_______________________________________
NM - Not meaningful
Operating loss from continuing operations increased in 2014 compared with 2013 primarily due to a goodwill impairment of $35.4 million in 2014 and a reversal of an accrual of $23.1 million in 2013 for copyright levies, as a result of Italian and French court rulings in 2013. Operating loss decreased in 2013 compared with 2012 due primarily to intangible asset impairment charges of $251.8 million and a goodwill impairment charge of $23.3 million recorded in 2012. See discussion above for further information on our 2012 impairment losses.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for more information on the levy reversal.
Other (Income) and Expense

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Interest income	$(0.5)	$(0.2)	$(0.5)	150.0%	(60.0)%
Interest expense	2.6	2.5	2.9	4.0%	(13.8)%
Other, net	3.1	0.6	2.6	416.7%	(76.9)%
Total	$5.2	$2.9	$5.0	79.3%	(42.0)%
As a percent of revenue	0.7%	0.3%	0.5%

Other expense was $5.2 million, $2.9 million and $5.0 million in 2014, 2013 and 2012, respectively. The fluctuation was driven by Other, net expense. Other, net expense includes foreign currency (gains) losses from changes in foreign exchange rates on foreign denominated assets and liabilities. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk, and as a result, we experience some volatility in our foreign currency (gains) losses, especially in periods of significant foreign currency fluctuation. Foreign currency (gains) losses were a loss of $2.2 million in 2014, a gain of $0.5 million in 2013 and a loss of $1.6 million in 2012.
Income Tax Provision

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Income tax provision	$3.1	$1.4	$1.4
Effective tax rate	NM	NM	NM
_______________________________________
NM - Not meaningful
We maintain a valuation allowance related to our U.S. deferred tax assets. Because of the valuation allowances, the tax provision generally represents taxes outside of the U.S. plus discrete tax events that may occur from time to time. This also causes the effective tax rates to be not meaningful. The effective tax rates for 2014, 2013 and 2012 are not meaningful.
In comparing our 2014 tax provision of $3.1 million to our 2013 tax provision of $1.4 million, the increase was primarily due to the $1.7 million tax expense associated with the change in the permanent reinvestment assertion of unremitted foreign earnings recorded during 2014.
In comparing our 2013 tax provision of $1.4 million to our 2012 tax provision of $1.4 million, the amounts were impacted by unrecognized tax benefits recorded during 2013, settlements with taxing authorities concluded during 2012 and the impact of activity in other comprehensive income during 2012, offset by the tax benefit related to the settlement of our UK pension plan during 2013 and the mix of taxable income (loss) by country.
As of December 31, 2014 and 2013, we had valuation allowances of $262.4 million and $239.4 million respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain U.S. operating loss carryforwards, U.S. deferred tax deductions, U.S. capital loss carryforwards and tax credit carryforwards.
Loss from discontinued operations

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net revenue	$0.4	$40.7	$92.9

(Loss) gain on sale of discontinued businesses, net of income taxes	(1.7)	0.9	—
Loss from operations of discontinued businesses, before income taxes	(0.6)	(14.2)	(17.7)
Adjustment to carrying value of disposal group	—	(6.7)	—
Income tax benefit	—	—	(1.8)
Loss from discontinued businesses, net of income taxes	$(2.3)	$(20.0)	$(15.9)
Loss from discontinued operations represents the results of operations from our former XtremeMac and Memorex consumer electronics businesses. The 2014 loss includes a $1.2 million adjustment to expected proceeds on the sale of the XtremeMac business and a $0.5 million loss on the initial sale of the XtremeMac business, which closed on January 31, 2014. The 2013 loss represents the results of operations from our XtremeMac and Memorex consumer electronics businesses as well as a $6.7 million write-down of the carrying value of the XtremeMac disposal group to its estimated fair value. This was partially offset by a $0.9 million gain on the sale of the Memorex consumer electronics business which occurred on October 15, 2013. The increase in operating loss for 2013 compared with 2012 reflects the write-down of the carrying value discussed above, lower revenues and lower gross margins in these businesses, in addition to severance expense of $1.6 million recorded in 2013. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for more information on the divestitures of these two businesses.
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
Information related to our segments is as follows:
     Consumer Storage and Accessories (CSA)

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Net revenue	$393.5	$478.3	$635.3	(17.7)%	(24.7)%
Operating income	19.3	52.3	61.5	(63.1)%	(15.0)%
As a percent of revenue	4.9%	10.9%	9.7%
The decrease in CSA segment revenue in 2014 compared with 2013 was driven primarily by a 21.3 percent revenue decline in Consumer Storage Media products. From a product perspective, revenue declines were primarily due to expected secular declines in optical media products of $76.3 million. Partially offsetting the decrease in revenue from Consumer Storage Media was an increase in Audio and Accessories products, as we saw revenue increase in consumer electronic accessories and TDK Life on Record consumer electronic products.
Operating income decreased in 2014 compared with 2013 due primarily to lower revenue and the reversal of $23.1 million of accruals for Italian and French copyright levies in the second and fourth quarters of 2013, respectively. This was partially offset by lower SG&A expense.
The decrease in CSA segment revenue in 2013 compared with 2012 was driven primarily by a 26.7 percent revenue decline in Consumer Storage Media products. Revenue declines were primarily due to expected secular declines in optical media products of $131.4 million. An increase in Audio and Accessories products in consumer electronic accessories and TDK Life on Record consumer electronic products partially offset the decrease in revenue from Consumer Storage Media.
  Tiered Storage and Security Solutions (TSS)

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Net revenue	$336.0	$382.5	$371.4	(12.2)%	3.0%
Operating (loss)	(32.0)	(16.1)	(26.7)	98.8%	(39.7)%
As a percent of revenue	(9.5)%	(4.2)%	(7.2)%

We are investing in our Nexsan and Mobile Security products. As a result, Storage and Security Solutions revenues improved 4.5 percent in the second half of 2014 over 2013 levels. The decrease in TSS segment revenue in 2014 compared with 2013 was driven primarily by lower revenues in our Commercial Storage Media products. Commercial Storage Media products decreased $37.6 million in 2014 compared with 2013. From a product perspective, the decrease in Commercial Storage Media product revenue was primarily composed of lower revenue from magnetic tape products of $34.1 million compared with 2013. We believe we are holding our market share in tape media, but it has been impacted by industry wide dynamics including competing formats, as well as continuing improvements in compression and deduplication technologies driving the secular declines in this category. Storage and Security Solutions revenues were down $8.9 million from 2013 driven by marketplace sluggishness in the first half of 2014. Despite weakness experienced in the first half of 2014, we believe in the long term viability of this category. We have continued our investment in the Nexsan business through technology advancements, expansion of the sales force, and promoting the brand globally.
Operating loss increased in 2014 compared with 2013 due to revenue declines, lower margins on our

Commercial Storage Media business, and an increased investment in R&D and SG&A in our Storage and Security Solutions businesses driven by hiring sales and engineering resources and value-added resellers, introducing new products and promoting the brand globally.
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
Corporate and Unallocated

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Operating loss	$(91.4)	$(56.3)	$(353.2)	62.3%	(84.1)%
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
Corporate and unallocated amounts above include non-cash goodwill impairment charges of $35.4 million and $23.3 million for the years ended December 31, 2014 and 2012, respectively, non-cash intangible asset impairment charges of $251.8 million for the year ended December 31, 2012, and restructuring and other costs of $13.6 million, $11.3 million and $21.1 million for the years ended December 31, 2014, 2013 and 2012. The 2013 operating loss also included a $10.6 million loss related to the settlement of our UK pension plan and a $9.8 million gain on the sale of land at a previously closed facility.
Financial Position
Our cash and cash equivalents balance as of December 31, 2014 was $114.6 million, a decrease of $18.0 million from $132.6 million as of December 31, 2013. The decrease was primarily driven by the investment in Storage and Security Solutions, restructuring payments of $6.7 million, capital expenditures of $5.6 million, and share repurchases of $2.5 million, offset by cash generated from legacy businesses.
Our accounts receivable balance as of December 31, 2014 was $134.4 million, a decrease of $28.9 million from $163.3 million as of December 31, 2013 as a result of lower sales during the period. Days sales outstanding was 55 days as of December 31, 2014, down 1 day from December 31, 2013. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of December 31, 2014 was $57.7 million, a decrease of $26.6 million from $84.3 million as of December 31, 2013. Days of inventory supply was 44 days as of December 31, 2014, down 17 days from December 31, 2013, primarily due to stronger than expected sales and shipping delays due to the west coast port labor dispute in December of 2014 as well as our overall focus on reducing inventory levels. We anticipate inventory levels to increase in 2015. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of December 31, 2014 was $95.5 million, an increase of $0.8 million from $94.7 million as of December 31, 2013. The increase in accounts payable was mainly due to the timing of payments.

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
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in other assets on our Consolidated Balance Sheets. Our restricted cash balance as of December 31, 2014 was $2.2 million which relates to cash set aside as indemnification for certain customers. No restricted cash was held at December 31, 2013.
Analysis of Cash Flows
Cash Flows Provided by (Used In) Operating Activities:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net loss	$(114.7)	$(44.4)	$(340.7)
Adjustments to reconcile net loss to net cash provided by operating activities	67.8	31.1	333.5
Changes in operating assets and liabilities	39.1	35.4	(1.3)
Net cash provided by (used in) operating activities	$(7.8)	$22.1	$(8.5)
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities in 2014 was driven primarily by the net loss, partially offset by cash provided from working capital reductions. Operating cash outflows included restructuring payments of $6.7 million, $19.4 million and $8.0 million in 2014, 2013 and 2012, respectively, and litigation settlement payments of $18.5 million in 2012.
During 2014 we recorded a non-cash goodwill impairment charge of $35.4 million and in 2012 we recorded a non-cash goodwill impairment charge of $23.3 million and intangible asset impairment charges of $260.5 million.
Cash Flows Provided by (Used in) Investing Activities:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Capital expenditures	$(5.6)	$(7.0)	$(10.2)
Proceeds from sale of assets and business	3.4	11.0	1.4
Recovery of investments	—	0.2	0.9
Acquisitions, net of cash acquired	—	1.6	(103.8)
Purchase of tradename	—	—	(4.0)
Net cash provided by (used in) investing activities	$(2.2)	$5.8	$(115.7)
In 2014, we received $3.4 million from the sales of our XtremeMac and Memorex consumer electronic business. Cash used in investing activities also included $5.6 million of capital expenditures.
In 2013, we received $10.1 million for land classified as held for sale and $0.9 million related to the sale of our Memorex consumer electronics business. Cash provided by investing activities also included $7.0 million of capital expenditures.
In 2012, we paid $103.8 million net of cash received related to the acquisition of Nexsan. Cash used in investing activities also included $10.2 million of capital expenditures and $4.0 million for the acquisition of the IronKey tradename.

See Note 4 - Acquisitions in our Notes to Consolidated Financial Statements for further information regarding our acquisitions.
Cash Flows (Used in) Provided by Financing Activities:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Purchase of treasury stock	$(2.5)	$(2.5)	$(6.5)
Debt issuance costs	—	(0.4)	(2.4)
Debt borrowings	38.7	4.9	25.0
Debt repayments	(39.2)	(4.9)	(5.0)
Contingent consideration payments	—	(0.5)	(1.2)
Exercise of stock options	0.4	—	—
Net cash (used in) provided by financing activities	$(2.6)	$(3.4)	$9.9
On May, 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. The Company's previous authorization, which had 1.2 million shares remaining for purchase, was canceled with the new authorization. Since the inception of this authorization, we have repurchased 2.6 million shares of common stock at an average price of $4.43 per share and as of December 31, 2014 we had remaining authorization to repurchase up to 2.4 million shares. We repurchased 0.8 million, 0.6 million and 1.2 million shares in 2014, 2013 and 2012, respectively.
No dividends were declared or paid during 2014, 2013 or 2012. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
Cash used in financing activities included borrowings of $38.7 million, $4.9 million and $25.0 million and repayments of $39.2 million, $4.9 million and $5.0 million during 2014, 2013 and 2012, respectively on our credit facilities primarily for the use in financing our working capital seasonal needs. During 2014 we did not capitalize any debt issuance costs.
Credit Facilities
As of December 31, 2014 and 2013, we had short-term borrowings of $18.9 million and $20.0 million, respectively. The borrowings in 2014 were primarily from our credit agreements with various banks in the United States, Europe, and Japan.
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
As of December 31, 2014, we had $8.0 million of borrowings outstanding under the Amended Credit Agreement, all of which was borrowed in the United States and bore interest at a rate of 2.58 percent as of

December 31, 2014. As of December 31, 2014, our total remaining borrowing capacity under the Amended Credit Agreement was $26.0 million, consisting of $16.7 million in the United States and $9.3 million in Europe.
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
The Amended Credit Agreement contains covenants which are customary for similar credit agreements, including covenants related to financial reporting and notification, payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Amended Credit Agreement contains a conditional financial covenant that requires Imation Corp. to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 or a liquidity requirement of $30.0 million of domestic borrowing availability. We were in compliance with the liquidity requirement as of December 31, 2014 and our U.S. availability of $16.7 million discussed above is net of this $30 million liquidity requirement. As of December 31, 2014 and 2013, we had outstanding standby letters of credit of $1.0 million and $0.7 million, respectively. The outstanding standby letters of credit reduce our allowed borrowing capacity under the Amended Credit Agreement.
On July 16, 2013, we entered into an additional credit agreement for a revolving credit facility with a lender in Japan with Imation Corporation Japan as the borrower and Imation Corp. as the guarantor. We intend to use the credit facility for general operating purposes. The credit agreement is a three year asset-based revolving credit facility with a borrowing base consistent with our existing Amended Credit Agreement that allows for the borrowing of amounts up to 3.0 billion Japanese Yen, or approximately $25.0 million. Borrowings under the credit facility will bear interest at an interest rate equal to the base rate based on LIBOR or TIBOR plus the applicable margins provided for in the credit agreement. The credit agreement contains financial covenants applicable to Imation Corporation Japan including a fixed charge coverage ratio requirement. As of December 31, 2014, we had $7.9 million of borrowings outstanding under the agreement which had an interest rate of 2.7 percent. As of December 31, 2014, our remaining borrowing capacity under this arrangement was $7.9 million. Imation Corporation Japan is in compliance with all covenant requirements as of December 31, 2014.
As of December 31, 2014 we had a 600 million Japanese Yen, or approximately $5.0 million, overdraft line of credit available in Japan. As of December 31, 2014, we had outstanding borrowings under this overdraft line of 300 million Japanese Yen or approximately $2.5 million. We had no borrowings outstanding on December 31, 2013.
Other outstanding borrowings on lines of credit lines were $0.5 million and $0.1 million for December 31, 2014 and 2013, respectively.

We had $64 million of cash outside the U.S. at December 31, 2014. As of December 31, 2014, the Company has changed its position on the permanent reinvestment assertion of its unremitted foreign earnings. A deferred tax liability has been recorded as of December 31, 2014 for the impact of future repatriation of the unremitted foreign earnings in the amount of $15.7 million. Of this liability, $14.1 million would be fully offset by net operating losses, and the remaining $1.6 million liability is related to foreign tax withholding and reduced 2014 results. We also have significant net operating loss carryforwards offset by a full valuation allowance in the U.S.
Our liquidity needs for 2015 include the following: restructuring payments of approximately $2 million to $5 million, up to $18.9 million repayment on our credit facility, capital expenditures of approximately $5 million to $8 million, operating lease payments of approximately $5 million, pension funding of approximately $1 million to $2 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above.
We expect that our cash positions in the U.S. and outside the U.S., together with cash flow from operations and availability of borrowings under our Amended Credit Agreement, our credit agreement in Japan, and other stand-alone letters of credit will provide liquidity sufficient to meet our needs for our operations and our obligations in the countries in which we operate. We continue to extract working capital from our legacy businesses and remain focused on cost reductions. In addition, we are working to monetize our corporate campus and our intellectual properties. We expect that the proceeds from above activities together with our cash and availability of borrowings under our credit facilities, will provide liquidity sufficient to invest in our Storage and Security Solutions business and meet our obligations in the countries in which we operate.
Off-Balance Sheet Arrangements
Other than the operating lease commitments discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.
Summary of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$15.2	$5.0	$6.6	$2.2	$1.4
Purchase obligations (1)	105.6	105.4	0.2	—	—
Short-term debt	18.9	18.9	—	—	—
Other liabilities (2)	23.2	—	—	—	23.2
Total	$162.9	$129.3	$6.8	$2.2	$24.6
_______________________________________

(1)
The majority of the purchase obligations consist of 90-day rolling estimates. In most cases, we provide suppliers with a three to six month rolling forecast of our demand. The forecasted amounts are generally not binding on us. However, it may take 60 to 90 days from the purchase order issuance to receipt, depending on supplier and inbound lead time. Effective December 8, 2009, we began an agreement with a third party to outsource certain aspects of our information technology support. While the agreement is cancelable at any time with certain cash penalties, our obligation through the expected termination date of January 31, 2016 is included above.

(2)	Timing of payments for the vast majority of other liabilities cannot be reasonably determined and, as such, have been included in the “More Than 5 Years” category.
The table above does not include payments for non-contributory defined benefit pension plans. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate. We expect to contribute approximately $1 million to $2 million to our pension plans in 2015 and have $22.5 million recorded in other liabilities related to pension plans as of December 31, 2014. See Note 9 - Retirement Plans in our Notes to Consolidated Financial Statements for information on our pension plans.

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
The total amount of unrecognized tax benefits as of December 31, 2014 was $2.1 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $1.7 million would affect income tax expense and our related effective tax rate.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2014, $0.2 million of interest and penalties was accrued, excluding the tax benefit of deductible interest. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our U.S. federal income tax returns for 2011 through 2013 are subject to examination by the Internal Revenue Service (IRS). With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2008.
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
Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using certain valuation methods including discounted cash flow analysis. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries may indicate a possible impairment that would require an impairment test. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses, which in many cases require subjective judgments concerning estimates, could result in significant impairment losses. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. See Note 6 - Intangible Assets and Goodwill for information on our 2014 and 2013 intangible assets.
Goodwill. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, at fair value. The initial recognition of goodwill and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Goodwill is the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year (as of November 30th) or if an event occurs or circumstances change that would warrant impairment testing during an interim period.
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
Our reporting units for goodwill are the Mobile Security reporting unit and the Storage Solutions reporting unit which are each one level below our TSS reporting segment and for which goodwill of $8.0 million and $28.1 million, respectively, was recorded as of December 31, 2014. We do not have any goodwill associated with our CSA segment. See Note 6 - Intangible Assets and Goodwill for information on our 2014 and 2013 goodwill.
In determining the estimated fair value of the reporting units, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts and the market approach, a valuation technique that provides an estimate of the value of the reporting unit based on a comparison to other similar businesses. Our expected cash flows are affected by various significant assumptions, including projected revenue, gross margin and expense expectations, terminal growth rate and a discount rate. Our analyses utilize discounted forecasted cash flows over a multi-year period depending on the reporting unit with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for these cash flow assumptions. We recorded an impairment charge of $35.4 million during 2014 for our Storage Solutions reporting unit in our Consolidated Statement of Operations. See Results of Operations - Goodwill Impairment above for a discussion of the results of the 2014 impairment test for each of these reporting units.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to recent court rulings. See Note 15 - Commitments and Contingencies in our Notes to Consolidated Financial Statements for discussion of these court rulings. As of December 31, 2014 and 2013, we had accrued liabilities of $9.3 million and $10.0 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.

Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. We did not reverse any amounts into cost of goods sold for prior year obligations in 2014 or 2012. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to recent court rulings. As of December 31, 2014 and 2013, we had accrued liabilities of $9.3 million and $10.0 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. See Note 15 - Commitments and Contingencies in our Notes to Consolidated Financial Statements for discussion of reversals of copyright levies.
Litigation. We record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect our financial condition, results of operations and cash flows in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in our Consolidated Balance Sheet as of December 31, 2014, would not be material to our financial condition, results of operations and cash flows. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to meet future revenue growth, gross margin and earnings targets; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; loss of a major customer, partner, or reseller; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facilities; our ability to retain key employees; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of the announcement of our review of strategic alternatives; the affect of a potential proxy contest for the election of directors at our annual meeting and other activist shareholder activities; the volatility of our stock price due to our results or market trends, as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 65 percent of our revenue in 2014, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.
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
As of December 31, 2014, we had $110.1 million notional amount of foreign currency forward and option contracts of which $23.4 million hedged recorded balance sheet exposures. This compares to $163.2 million notional amount of foreign currency forward and option contracts as of December 31, 2013, of which $29.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in year-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of December 31, 2014 by $8.6 million.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Imation Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of comprehensive loss, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 16, 2015

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In millions, except per share amounts)
Net revenue	$729.5	$860.8	$1,006.7
Cost of goods sold	591.1	672.1	817.4
Gross profit	138.4	188.7	189.3
Operating expenses:
Selling, general and administrative	174.7	181.6	191.1
Research and development	18.8	18.4	20.4
Intangible impairments	—	—	251.8
Litigation settlement	—	(2.5)	—
Goodwill impairment	35.4	—	23.3
Restructuring and other	13.6	11.3	21.1
Total	242.5	208.8	507.7
Operating loss	(104.1)	(20.1)	(318.4)
Other (income) expense
Interest income	(0.5)	(0.2)	(0.5)
Interest expense	2.6	2.5	2.9
Other expense, net	3.1	0.6	2.6
Total	5.2	2.9	5.0
Loss from continuing operations before income taxes	(109.3)	(23.0)	(323.4)
Income tax provision	3.1	1.4	1.4
Loss from continuing operations	(112.4)	(24.4)	(324.8)
Discontinued operations:
(Loss)/gain on sale of discontinued businesses, net of income taxes	(1.7)	0.9	—
Loss from discontinued operations, net of income taxes	(0.6)	(20.9)	(15.9)
Loss from discontinued operations	(2.3)	(20.0)	(15.9)
Net loss	$(114.7)	$(44.4)	$(340.7)
Loss per common share — basic:
Continuing operations	$(2.74)	$(0.60)	$(8.67)
Discontinued operations	(0.06)	(0.49)	(0.42)
Net loss	(2.80)	(1.10)	(9.09)
Loss per common share — diluted:
Continuing operations	$(2.74)	(0.60)	$(8.67)
Discontinued operations	(0.06)	(0.49)	(0.42)
Net loss	(2.80)	(1.10)	(9.09)
Weighted average shares outstanding:
Basic	41.0	40.5	37.5
Diluted	41.0	40.5	37.5
Cash dividend paid per common share	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net loss	$(114.7)	$(44.4)	$(340.7)

Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on derivative financial instruments:
Net holding gains arising during the period	6.1	7.0	3.1
Reclassification adjustment for net realized (gains) losses recorded in net loss	(3.4)	(7.3)	(2.0)
Total net unrealized (losses) gains on derivative financial instruments	2.7	(0.3)	1.1

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	(10.4)	10.7	(4.9)
Reclassification of adjustments for defined benefit plans recorded in net loss	1.4	5.5	3.9
Total net pension adjustments	(9.0)	16.2	(1.0)

Unrealized foreign currency translation losses	(15.7)	(4.5)	(1.7)

Total other comprehensive income (loss), net of tax	(22.0)	11.4	(1.6)

Comprehensive loss	$(136.7)	$(33.0)	$(342.3)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In millions, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$114.6	$132.6
Accounts receivable, net	134.4	163.3
Inventories	57.7	84.3
Other current assets	32.7	48.8
Total current assets	339.4	429.0
Property, plant and equipment, net	45.0	51.6
Intangible assets, net	57.9	68.6
Goodwill	36.1	72.1
Other assets	20.8	20.5
Total assets	$499.2	$641.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$95.5	$94.7
Short-term debt	18.9	20.0
Other current liabilities	98.2	116.4
Total current liabilities	212.6	231.1
Other liabilities	45.8	37.5
Total liabilities	258.4	268.6
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,034.6	1,047.7
Retained deficit	(699.9)	(585.2)
Accumulated other comprehensive loss	(84.8)	(62.8)
Treasury stock, at cost	(9.5)	(26.9)
Total shareholders’ equity	240.8	373.2
Total liabilities and shareholders’ equity	$499.2	$641.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(In millions, except per share amounts)
Balance as of December 31, 2011	$0.4	$1,107.8	$(200.1)	$(72.6)	$(111.8)	$723.7
Net loss			(340.7)			(340.7)
Purchase of treasury stock					(6.5)	(6.5)
Restricted stock grants and other		(1.0)			4.4	3.4
401(k) matching contribution		(1.0)			4.0	3.0
Stock-based compensation related to options		3.6				3.6
Net change in cumulative translation adjustment				(1.7)		(1.7)
Pension adjustments, net of tax				(1.0)		(1.0)
Cash flow hedging, net of tax				1.1		1.1
Issuance of treasury stock for acquisition		(56.8)			72.3	15.5
Balance as of December 31, 2012	$0.4	$1,052.6	$(540.8)	$(74.2)	$(37.6)	$400.4
Net loss			(44.4)			(44.4)
Purchase of treasury stock					(2.5)	(2.5)
Restricted stock grants and other		(4.2)			7.9	3.7
401(k) matching contribution		(3.6)			5.3	1.7
Stock-based compensation related to options		2.9				2.9
Net change in cumulative translation adjustment				(4.5)		(4.5)
Pension adjustments, net of tax				16.2		16.2
Cash flow hedging, net of tax				(0.3)		(0.3)
Balance as of December 31, 2013	$0.4	$1,047.7	$(585.2)	$(62.8)	$(26.9)	$373.2
Net loss			(114.7)			(114.7)
Exercise of stock options		(1.7)			2.1	0.4
Purchase of treasury stock					(2.5)	(2.5)
Restricted stock grants and other		(10.3)			13.5	3.2
401(k) matching contribution		(2.5)			4.3	1.8
Stock-based compensation related to options		1.4				1.4
Net change in cumulative translation adjustment				(15.7)		(15.7)
Pension adjustments, net of tax				(9.0)		(9.0)
Cash flow hedging, net of tax				2.7		2.7
Balance as of December 31, 2014	$0.4	$1,034.6	$(699.9)	$(84.8)	$(9.5)	$240.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Cash Flows from Operating Activities:
Net loss	$(114.7)	$(44.4)	$(340.7)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21.7	23.7	35.8
Stock-based compensation	5.3	6.9	7.3
Deferred income taxes and valuation allowance	3.2	(4.7)	5.7
Goodwill, intangible and other asset impairments	37.8	7.1	285.7
Inventory write-offs	4.6	2.7	2.3
Pension settlement	0.2	12.7	2.4
Changes in fair value of contingent consideration	—	(0.6)	(8.6)
Gain on sale of land	—	(9.8)	—
Other, net	(5.0)	(6.9)	2.9
Changes in operating assets and liabilities:
Accounts receivable	19.1	48.8	23.7
Inventories	15.5	64.2	45.8
Other assets	15.4	7.8	(9.1)
Accounts payable	6.8	(63.3)	(44.0)
Accrued payroll and other liabilities	(15.5)	(29.6)	(17.7)
Restricted cash	(2.2)	7.5	—
Net cash provided by (used in) operating activities	(7.8)	22.1	(8.5)
Cash Flows from Investing Activities:
Capital expenditures	(5.6)	(7.0)	(10.2)
Proceeds from sale of assets and business	3.4	11.0	1.4
Recovery of investments	—	0.2	0.9
Acquisitions, net of cash acquired	—	1.6	(103.8)
Purchase of tradename	—	—	(4.0)
Net cash provided by (used in) investing activities	(2.2)	5.8	(115.7)
Cash Flows from Financing Activities:
Purchase of treasury stock	(2.5)	(2.5)	(6.5)
Debt issuance costs	—	(0.4)	(2.4)
Debt borrowings	38.7	4.9	25.0
Debt repayments	(39.2)	(4.9)	(5.0)
Contingent consideration payments	—	(0.5)	(1.2)
Exercise of stock options	0.4	—	—
Net cash provided by (used in) financing activities	(2.6)	(3.4)	9.9
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(0.6)	(0.1)
Net change in cash and cash equivalents	(18.0)	23.9	(114.4)
Cash and cash equivalents — beginning of period	132.6	108.7	223.1
Cash and cash equivalents — end of period	$114.6	$132.6	$108.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation
Background
Imation Corp., a Delaware corporation, was formed in 1996 from the spin-off of substantially all of the businesses that comprised the data storage and imaging systems groups of 3M Company. As used in this document, the terms “Imation,” “the Company,” ‘‘we,” “us,” or “our” mean Imation Corp. and its subsidiaries and consolidated entities unless the context indicates otherwise. Imation is a global data storage and data security company. With a 60-year history of technology leadership, the Company's mission is to help organizations store, protect, and connect their digital world. The Company operates in two focused business segments: Tiered Storage and Security Solutions (TSS) and Consumer Storage and Accessories (CSA). We have four major product categories: Storage and Security Solutions and Commercial Storage Media in our TSS business segment and Consumer Storage Media and Audio and Accessories in our CSA segment. Our brands include ImationTM, Nexsan® , IronKey®, TDK Life on RecordTM, TREKTM, and MemorexTM.
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
During the fourth quarter of 2012, we announced the acceleration of our strategic transformation, including the realignment of our global business into two new business segments, a cost reduction program and our increased focus on data storage and data security including exploring strategic options for our consumer electronics brands and businesses.
The realignment of our global business into two new business segments better aligns the Company with our key consumer and commercial channels. The two business segments consist of Consumer Storage and Accessories (CSA), which focuses mainly on retail channels; and Tiered Storage and Security Solutions (TSS), which focuses mainly on commercial channels. In the first quarter of 2013, we revised our segment reporting to reflect these changes into these two new reporting segments. See Note 14 - Business Segment Information and Geographical Data for more information on our business segments.
In October 2012, the Board of Directors approved our Global Process Improvement Restructuring Program (GPI Program) in order to realign our business structure and significantly reduce operating expenses over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. See Note 7 - Restructuring and Other Expense for more information on this restructuring program.
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
Note 2 — Summary of Significant Accounting Policies
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported asset and liability amounts and the contingent asset and liability disclosures at the date of the financial statements, as well as the revenue and expense amounts reported during the period. Actual results could differ from those estimates.
Foreign Currency. For our international operations, where the local currency has been determined to be the functional currency, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity. Income and expense items are translated at average foreign exchange rates prevailing during the year. Gains and losses from foreign currency transactions are included in our Consolidated Statements of Operations.
Cash Equivalents. Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. The carrying amounts reported in our Consolidated Balance Sheets for cash equivalents approximate fair value.
Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other assets on our Consolidated Balance Sheets. We had $2.2 million of restricted cash as of December 31, 2014 and had no restricted cash as of December 31, 2013.
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
Derivative Financial Instruments. We recognize all derivatives on the balance sheet at their estimated fair value. Fair value of our derivative contracts with durations of twelve months or less are classified as current and durations of greater than twelve months as non-current. Changes in the estimated fair value of derivatives that are not designated as, and qualify for, hedge accounting are recorded in our results of operations. We do not hold or issue derivative financial instruments for speculative or trading purposes, and we are not a party to leveraged derivatives. If a derivative is designated as, and qualifies for, hedge accounting, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through operations or recognized in accumulated other comprehensive loss in shareholders’ equity until the underlying hedged item is recognized in operations. These gains and losses are generally recognized as an adjustment to cost of goods sold for inventory-related hedge transactions, or as adjustments to foreign currency transaction gains or losses included in non-operating expenses for foreign denominated payables- and receivables-related hedge transactions. Cash flows attributable to these derivatives are included with cash flows of the associated hedged items. The ineffective portion of a derivative’s change in fair value is immediately recognized in our Consolidated Statements of Operations. See Note 12 - Fair Value Measurements for more information on our derivative financial instruments.
Property, Plant and Equipment. Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are recorded at cost. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the related accounts, and the gains or losses are reflected in the results of operations.
Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 10 to 20 years for buildings and 5 to 10 years for machinery and equipment. Leasehold and other improvements are amortized over the remaining life of the lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense from continuing operations was $8.8 million, $9.4 million and $7.5 million for 2014, 2013 and 2012, respectively.
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
Goodwill.  Goodwill is the excess of the cost of an acquired entity over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually as of November 30th, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we determine in this assessment that the fair value of the reporting unit is more than its carrying amount we may conclude that there is no need to perform Step 1 of the impairment test. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing Step 1 of the goodwill impairment test.
Step 1 of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. If fair value is deemed to be less than carrying value, Step 2 of the impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of the reporting unit's goodwill, an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit's assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit's fair value and the fair values assigned to the reporting unit's individual assets and liabilities is the implied fair value of the reporting unit's goodwill. See Note 6 - Intangible Assets and Goodwill for further information on our goodwill and impairment testing.
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
Revenue Recognition.  We sell a wide range of data storage, mobile security and consumer storage solutions audio products and accessories. Net revenue consists primarily of data storage, mobile security, magnetic, optical, flash media, consumer electronics and accessories sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, installation has been completed (if applicable) or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Non-income based taxes collected from customers are also recorded as revenue and include levies and various excise taxes, mainly in non-U.S. jurisdictions. These taxes included in revenue in 2014, 2013, and 2012 were $7.1 million, $10.3 million, and $13.8 million, respectively.
The majority of the Company’s Storage and Security Solutions products have both software and non-software components that together deliver the products’ essential functionality. The software is embedded within the hardware and sold together as a single storage solution to the customer. Accordingly, the software and non-software components do not qualify as separate units of accounting as prescribed in Accounting Standards

Codification (ASC) 605-25 and are combined as a single unit of accounting. There are no situations where revenue is recognized separately for software.
We also offer services in conjunction with our Storage and Security Solutions products which may include installation, training, hardware maintenance and software support. For such services that are determined to be essential to the functionality of the product, such as certain installation services, the product and services do not qualify as separate units of accounting as prescribed in ASC 605-25 and are combined as a single unit of accounting. In situations where the sale of our Storage and Security Solutions products and associated services qualify as multiple element arrangements, we allocate arrangement consideration to each unit of accounting based on its relative selling price, and revenue is recognized for each element when all of the criteria for revenue recognition for such elements have been met. Revenue from services is not a significant component of total consolidated revenues.
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
Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue or accounts receivable in 2014, 2013, or 2012.
Cost of Goods Sold. Cost of goods sold includes raw materials, direct labor, manufacturing overhead, shipping and receiving costs, freight costs, depreciation of manufacturing equipment and other less significant indirect costs related to the production of our products.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses include sales and marketing, customer service, finance, legal, human resources, information technology, general management and similar expenses.
Research and Development Costs.  Research and development costs are expensed as incurred. Research and development costs include salaries, payroll taxes, employee benefit costs, supplies, depreciation and maintenance of research equipment.
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
Treasury Stock.  Our repurchases of shares of common stock are recorded at cost as treasury stock and are presented as a reduction of shareholders’ equity. When treasury shares are reissued, we use a last-in, first-out method, and the difference between repurchase cost and fair value at reissuance is treated as an adjustment to equity.
Stock-Based Compensation.  Stock-based compensation awards classified as equity awards are measured at fair value at the date of grant and expensed over their vesting or service periods. We also have stock appreciation rights outstanding which are considered liability awards as the settlement of these awards, if they were to vest, would be in cash. If these awards were determined to be probable of achieving its market and performance conditions, we would record the estimated fair value of such awards as a liability and remeasure their estimated value each reporting period.
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

Note 3 — (Loss) Earnings per Common Share
The following table sets forth the computation of the weighted average basic and diluted loss per share:

	Years Ended December 31,
	2014	2013	2012
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(112.4)	$(24.4)	$(324.8)
Loss from discontinued operations	(2.3)	(20.0)	(15.9)
Net loss	$(114.7)	$(44.4)	$(340.7)
Denominator:
Weighted average number of common shares outstanding during the period	41.0	40.5	37.5
Dilutive effect of stock-based compensation plans	—	—	—
Weighted average number of diluted shares outstanding during the period	41.0	40.5	37.5

Basic loss per common share:
Continuing operations	$(2.74)	$(0.60)	$(8.67)
Discontinued operations	(0.06)	(0.49)	(0.42)
Net loss	(2.80)	(1.10)	(9.09)
Diluted loss per common share:
Continuing operations	$(2.74)	$(0.60)	$(8.67)
Discontinued operations	(0.06)	(0.49)	(0.42)
Net loss	(2.80)	(1.10)	(9.09)
Anti-dilutive shares excluded from calculation	4.5	6.1	6.3
Note 4 — Acquisitions and Divestitures
Acquisitions
Nexsan Corporation
On December 31, 2012, we acquired Nexsan Corporation (Nexsan) which is a provider of disk-based storage systems and has a portfolio of disk-based and hybrid disk-and-solid-state storage systems with existing customers worldwide. This acquisition was made for the intention to significantly accelerate our growth in the small and medium-sized business and distributed enterprise storage markets. The purchase price consisted of a cash payment of $104.6 million (subject to adjustment based primarily on working capital received) and 3,319,324 shares of our common stock which was the equivalent of $15.5 million based on the fair value of our stock on the date of acquisition. Nexsan is a part of our TSS reporting segment.

The preliminary purchase price allocation during the fourth quarter of 2012 resulted in goodwill of $65.5 million, primarily attributable to strategic synergies and intangible assets that did not qualify for separate recognition and are not deductible for tax purposes. During 2013, we recorded an adjustment to the purchase price related to working capital in the amount of $1.6 million. This adjustment resulted in a decrease to goodwill and a cash receipt for this amount. Goodwill associated with the acquisition of Nexsan is included in our Storage Solutions reporting unit, which consists exclusively of the Nexsan business, for the purposes of goodwill impairment testing. See Note 6 - Intangible Assets and Goodwill for more information regarding goodwill. The purchase accounting for this acquisition was final as of December 31, 2013. The purchase price remained preliminary prior to December 31, 2013 pending final evaluation of income tax balances of which there were no further adjustments upon finalization of these balances. The following table illustrates our allocation of the purchase price to the assets acquired and liabilities assumed as of December 31, 2013:

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
	$42.6

Nexsan did not contribute to the revenue or earnings of Imation for the year ended December 31, 2012, as it was acquired on December 31, 2012. The following unaudited supplemental pro forma information is provided for illustrative purposes only, giving effect to the combination as if the acquisition of Nexsan had occurred on January 1, 2012 and should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

Pro Forma Year End
December 31
(Unaudited)
2012
(In millions)
Net revenue	$1,088.7
Loss from continuing operations	$(328.5)
The unaudited pro forma amounts have been calculated as if the acquisition had occurred on January 1, 2012 and include the following adjustments: (i) additional amortization expense of $5.1 million that would have been recorded for the intangible assets recognized as part of the acquisition, (ii) adjustment of $0.6 million associated with the deferred revenue recorded as part of the purchase accounting for the acquisition, (iii) the elimination of transaction related variable compensation expense of $15.4 million recognized as a result of the acquisition, (iv) the elimination of interest expense of $0.9 million related to Nexsan debt obligations that were repaid upon closing of the acquisition and (v) the elimination of transaction costs incurred of $4.3 million directly associated with the acquisition of Nexsan. Pro forma loss from continuing operations has also been calculated to reflect estimated adjustments to Imation’s income tax provision as if the acquisition had occurred on January 1, 2012. There were no material pro forma adjustments necessary as a result of conforming Nexsan’s accounting policies to those utilized by Imation.
Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The consumer storage business under the Memorex and TDK Life on Record brands and the consumer electronics business under the TDK Life on Record brand are being retained. These divestitures are part of the acceleration of our strategic transformation that we announced during the fourth quarter of 2012 in conjunction with our plan to increase focus on data storage and data security and were included in our CSA reporting segment. As a part of exiting these disposal groups, we sold the assets directly associated with these businesses, which primarily included inventory, tooling and intangible assets.
On October 15, 2013 we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration consisting of two separate receivables from the purchaser. The first was a $3.8 million note receivable that required a $0.9 million payment in December 2013 with the remainder to be paid by March 31, 2014. We received the required $0.9 million cash payment during the fourth quarter of 2013, leaving a $2.9 million note receivable balance as of December 31, 2013 which was recorded in other current assets on our Consolidated Balance Sheets. During 2014, the remaining $2.9 million note receivable balance was restructured into four installments with final payment due in 2015. Imation received $1.6 million of the note balance during 2014 and the remaining $1.3 million is recorded in other current assets on our December 31, 2014 Consolidated Balance Sheets. The second receivable was for $5.5 million and does not bear interest. This receivable requires payments between 2014 and 2018 in increasing annual increments (ranging from $0.2 million in 2014 to $2.2 million in 2018) and during 2014, we received the required payment on this note which was due within the year. We recorded this receivable at its estimated fair value which was calculated to be $4.5 million and $4.0 million as of December 31, 2014 and 2013, respectively. The sale of this business resulted in a net gain of $0.9 million which was recorded as an element of discontinued operations during the year ended December 31, 2013. Our arrangement for the sale of this business also provides Imation with the ability to receive additional consideration through 2018 to the extent the purchaser’s sales exceed certain thresholds. We will record this additional consideration, if any, only upon these sales levels being achieved by the purchaser in the future.
We use the income approach in calculating the fair value of the non-interest bearing receivable referenced above that was associated with this acquisition. Our expected cash flows are affected by various significant assumptions, including the discount rate and cash flow projections. Our valuation as of December 31, 2014 and 2013 utilized a discount rate of 9.0 percent.
On January 31, 2014 we completed the sale of the XtremeMac business. The sales price consisted of $0.3 million of cash consideration received at closing and an interest-bearing note receivable of $0.3 million due on December 15, 2015. The sales price also included additional future cash consideration originally estimated at $3.0 million and which was based on the proceeds the purchaser was able to achieve from selling the acquired inventory. During 2013, we adjusted downward our estimate of the expected consideration to be received by $1.2 million. Accordingly, we adjusted the carrying value of the XtremeMac disposal group, and recorded a charge of $1.2 million in 2013 which brought our total full-year 2013 impairment charge associated with this disposal group to $6.7 million. We recorded a charge of $1.2 million in 2014 which is included in the loss on sale of discontinued businesses. The impairment charges are recorded as an element of discontinued operations.
The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations. See Note 7 - Restructuring and Other for disclosure of severance expense that was recorded relating to these planned divestitures.
The key components of the results of discontinued operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net revenue	$0.4	$40.7	$92.9

(Loss) gain on sale of discontinued businesses, net of income taxes	$(1.7)	$0.9	$—
Loss from operations of discontinued businesses, before income taxes	(0.6)	(14.2)	(17.7)
Adjustment to carrying value of disposal group	—	(6.7)	—
Income tax benefit	—	—	(1.8)
Loss from discontinued businesses, net of income taxes	$(2.3)	$(20.0)	$(15.9)

Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided in the tables that follow.

	As of December 31,
	2014	2013
	(In millions)
Inventories
Finished goods	$51.1	$76.3
Work in process	0.7	2.9
Raw materials and supplies	5.9	5.1
Total inventories	$57.7	$84.3
Property, Plant and Equipment
Land	$1.2	$1.2
Buildings and leasehold improvements	94.7	95.4
Machinery and equipment	88.0	104.0
Construction in progress	0.1	1.1
Total	184.0	201.7
Less accumulated depreciation	(139.0)	(150.1)
Property, plant and equipment, net	$45.0	$51.6

Accounts Receivable*
(In millions)
Reserves and Allowances
Balance, as of December 31, 2011	$18.4
Additions	10.3
Write-offs, net of recoveries	(10.7)
Balance, as of December 31, 2012	$18.0
Additions	6.6
Write-offs, net of recoveries	(10.1)
Balance, as of December 31, 2013	$14.5
Additions	2.9
Write-offs, net of recoveries	(8.3)
Balance, as of December 31, 2014	$9.1
*Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and the inability of certain customers to make the required payment.
Other current liabilities (included as a separate line item in our Consolidated Balance Sheet) includes rebates payable of $26.9 million and $33.2 million and accrued payroll of $18.4 million and $19.5 million at December 31, 2014 and 2013, respectively.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

	Trade Names	Software	Customer Relationships	Other	Total
	(In millions)
December 31, 2014
Cost	$34.2	$60.1	$20.0	$26.2	$140.5
Accumulated amortization	(14.0)	(55.3)	(3.7)	(9.6)	(82.6)
Intangible assets, net	$20.2	$4.8	$16.3	$16.6	$57.9
December 31, 2013
Cost	$34.3	$58.5	$20.4	$26.3	$139.5
Accumulated amortization	(9.2)	(53.3)	(2.1)	(6.3)	(70.9)
Intangible assets, net	$25.1	$5.2	$18.3	$20.0	$68.6
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

2014 Intangible Asset Analysis
As a part of our annual goodwill impairment test for our Storage Solutions and Mobile Security reporting units, we also tested for the impairment of long-lived assets, including intangible assets with the asset groups included in our Mobile Security and Storage Solutions reporting units. In performing these tests, we compared the carrying values of these asset groups with their estimated undiscounted future cash flows and determined that the undiscounted cash flows expected to be generated by the asset groups significantly exceeded their carrying values resulting in no impairment. During the first and third quarters of 2014, as noted below under our 2014 goodwill analysis discussion, we performed interim goodwill impairment testing for our Storage Solutions business due to lower than anticipated results. We determined these factors to be an event that warranted interim tests as to whether our intangible assets associated with the Storage Solutions business were impaired. Based on our impairment analysis performed in the first and third quarters of 2014, we concluded that we did not have an impairment of our intangible assets in the Storage Solutions asset group at those times.
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
As of December 31, 2014, we had $56.3 million of definite-lived intangible assets subject to amortization and $1.7 million of indefinite-lived intangible assets not subject to amortization. While we believe that the current carrying value of these assets is recoverable, different assumptions regarding future performance of our businesses could result in significant impairment losses.
Amortization expense from continuing operations for intangible assets consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Amortization expense	$12.9	$13.2	$23.9
Based on the intangible assets in service as of December 31, 2014, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2015	2016	2017	2018	2019
	(In millions)
Amortization expense	$12.1	$9.9	$8.7	$6.6	$6.2

Goodwill
The following table presents the changes in goodwill allocated to our reportable segments:

	TSS	CSA	Total
	(In millions)
Balance as of December 31, 2012:
Goodwill	$201.3	$49.4	$250.7
Accumulated impairment losses	(127.8)	(49.4)	(177.2)
	73.5	—	73.5

Nexsan purchase price adjustment	(1.6)	—	(1.6)
Foreign currency translation	0.2	—	0.2
Balance as of December 31, 2013:
Goodwill	199.9	49.4	249.3
Accumulated impairment losses	(127.8)	(49.4)	(177.2)
	72.1	—	72.1

Goodwill impairment	(35.4)	—	(35.4)
Foreign currency translation	(0.6)	—	(0.6)
Balance as of December 31, 2014:
Goodwill	199.3	49.4	248.7
Accumulated impairment losses	(163.2)	(49.4)	(212.6)
	$36.1	$—	$36.1
See Note 4 - Acquisitions for information on goodwill acquired in the Nexsan acquisition during 2012.
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. Our reporting units for goodwill are the Mobile Security reporting unit and the Storage Solutions reporting unit, both of which are within our TSS reportable segment. We do not have any goodwill associated with our CSA segment.
2014 Goodwill Analysis
During the first and then again in the third quarter of 2014, we adjusted our internal forecast for our Storage Solutions reporting unit due to lower than anticipated results. We considered these factors to be an event that warranted an interim test as to whether goodwill was impaired in each of these periods. The first quarter test resulted in no impairment of goodwill as the estimated fair value of the reporting unit exceeded its carrying value. In performing Step 1 of the third quarter test, it was determined that the carrying value of our Storage Solutions reporting unit exceeded its estimated fair value. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Storage Solutions to the carrying value of such goodwill. Based on this analysis, the carrying value of the Storage Solutions goodwill exceeded its implied value by $35.4 million and, consequently, we recorded an impairment charge of that amount in the Consolidated Statements of Operations. After the impairment charge, the remaining balance of goodwill associated with our Storage Solutions Reporting Unit was $28.1 million as of December 31, 2014.
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

During the fourth quarter of 2014, we performed our annual impairment testing of goodwill for our Mobile Security and Storage Solutions reporting units. In performing Step 1 of these tests, we compared the estimated fair value of these reporting units to the carrying value. These impairment tests resulted in no fourth quarter impairment as the estimated fair value of each reporting unit exceeded the carrying value in Step 1 by 8.2 percent and 107.4 percent for the Storage Solutions and Mobile Security reporting units, respectively.
In determining the estimated fair value of the reporting units for our annual test performed in the fourth quarter of 2014, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (Earnings Before Interest Taxes and Amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized a discount rate of 16.5 percent and a terminal growth rate of 3.0 percent for each reporting unit.
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
2012 Global Process Improvement Restructuring Program
On October 2012, the Board of Directors approved our GPI Program in order to realign our business structure and significantly reduce operating expenses over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The majority of these actions were implemented during 2013. The program has taken out over $100 million in legacy costs, while continuing to invest in our priority growth investments. We have reduced corporate overhead and executive staff, and to generate additional savings, Imation has a number of ongoing cost reduction and cash flow initiatives, including listing our corporate headquarters facility for sale.

Programs prior to the 2012 Global Process Improvement Restructuring Program are substantially complete.

The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Restructuring
Severance and related	$3.9	$2.1	$16.9
Lease termination costs	0.3	0.7	0.6
Other	1.2	2.4	2.2
Total restructuring	$5.4	$5.2	$19.7
Other
Settlement of UK pension plan (Note 9)	0.5	10.6	—
Gain on sale of fixed assets held for sale	—	(9.8)	(0.7)
Acquisition and integration related costs	—	2.8	3.7
Pension settlement/curtailment (Note 9)	0.2	2.1	2.4
Contingent consideration fair value adjustment (Note 4)	—	(0.6)	(8.6)
Intangible asset abandonment (Note 6)	—	—	1.9
Asset disposals / write down	1.8	—	—
Other	5.7	1.0	2.7
Total	$13.6	$11.3	$21.1
Total restructuring charges of $5.4 million recorded for the year ended December 31, 2014 and $5.2 million for the year ended December 31, 2013 were all related to the GPI Program.
For the year ended December 31, 2012, we recorded total restructuring charges of $19.7 million, which included $14.9 million, primarily related to severance, under the GPI Program and $4.2 million under the 2011 Corporate Program primarily, related to severance and $0.6 million of other restructuring charges under the 2011 Manufacturing Program.
In addition to the restructuring charges recorded in restructuring and other, we recorded inventory write-offs of $4.6 million, $2.7 million and $2.3 million related to the rationalization of certain product lines, for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in cost of goods sold in our Consolidated Statements of Operations.
Since the inception of the GPI Program, we have recorded a total of $21.5 million of severance and related expenses, $9.6 million of inventory write-offs, $1.1 million of lease termination and modification costs, and $4.5 million of other charges.

Activity related to the 2012 GPI Program accruals was as follows:

	Severance and Related	Lease Termination Costs	Other	Total
	(In millions)
Accrued balance at December 31, 2012	$13.8	$0.1	$0.8	$14.7
Transfer from 2011 Corporate Program	1.6	0.4	0.2	2.2
Charges	3.7	0.7	2.4	6.8
Usage	(16.9)	(0.7)	(2.5)	(20.1)
Currency impacts	—	(0.1)	(0.1)	(0.2)
Accrued balance at December 31, 2013	$2.2	$0.4	$0.8	$3.4
Charges	3.7	0.1	0.6	4.4
Usage	(5.1)	(0.2)	(1.4)	(6.7)
Currency impacts	—	—	0.2	0.2
Accrued balance at December 31, 2014	$0.8	$0.3	$0.2	$1.3

Severance and related charges of $0.2 million, lease termination costs of $0.2 million, and other charges of $0.6 million that were recorded in the 2014 were recorded to other accruals and not to the 2012 GPI Program accrual. These charges are not included in the table above.
December 31, 2013 severance expense of $1.6 million related to employees directly associated with the XtremeMac and Memorex consumer electronics businesses was recorded in discontinued operations. See Note 4 - Acquisitions and Divestitures for more information on our discontinued operations.
Other
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
During the year ended December 31, 2014 we had $1.0 million of asset disposals and write downs related to our Weatherford, Oklahoma facility and miscellaneous disposals of assets of $0.8 million. The $5.7 million of other expenses includes certain employee costs and consulting fees.
During the year ended December 31, 2013 a gain of $9.8 million related to the sale of our Camarillo, California manufacturing facility was recorded.
Note 8 — Stock-Based Compensation
Stock compensation consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Stock compensation expense	$5.3	$6.3	$6.6
We have stock-based compensation awards outstanding under four plans (collectively, the Stock Plans). We have stock options outstanding under our 2000 Stock Incentive Plan (2000 Incentive Plan) and 2005 Stock Incentive Plan (2005 Incentive Plan), and we have stock options and restricted stock outstanding under our 2008 Stock Incentive Plan (2008 Incentive Plan). We have stock options, restricted stock and stock appreciations rights (SARs) outstanding under our 2011 Stock Incentive Plan (2011 Incentive Plan). Restricted stock granted and stock option awards exercised are issued from our treasury stock. The purchase of treasury stock is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors.
No further shares are available for grant under the Directors Plan, the 2000 Incentive Plan, the 2005 Incentive Plan or the 2008 Incentive Plan. Stock-based compensation awards issued under these plans generally have terms of ten years and, for employees, vest over a four-year period. Awards issued to directors under these plans become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company's stock on the date of grant. As of December 31, 2014, there were 2,591,649 stock-based compensation awards outstanding that were issued under these plans and consist of stock options and restricted stock.
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
As of December 31, 2014 we had 2,655,254 of stock-based compensation awards consisting of stock options and restricted stock outstanding under the 2011 Incentive Plan. As of December 31, 2014 there were 1,929,545 shares available for grant under our 2011 Incentive Plan.
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
The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31:

	2014	2013	2012
Volatility	46%	43%	45%
Risk-free interest rate	1.93%	1.05%	1.07%
Expected life (months)	73	72	71
Dividend yield	—%	—%	—%

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(millions)
Outstanding December 31, 2011	5,679,579	$19.87	6.0	$—
Granted	1,178,780	5.80
Exercised	—	—
Canceled	(752,415)	26.61
Forfeited	(287,472)	9.24
Outstanding December 31, 2012	5,818,472	$16.57	5.9	$—
Granted	1,034,406	3.85
Exercised	—	—
Canceled	(1,069,192)	25.22
Forfeited	(412,148)	7.13
Outstanding December 31, 2013	5,371,538	$13.11	6.1	$0.8
Granted	61,275	3.72
Exercised	(87,569)	3.97
Canceled	(881,069)	19.05
Forfeited	(566,189)	4.14
Outstanding December 31, 2014	3,897,986	$13.07	4.8	$—
Of the options granted during the year ended December 31, 2014 and 2013, 61,275 and 113,125, respectively, were performance-based options that vest based on the Company's performance against Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) targets for the subsequent three year period. Our 2014 performance was met and, accordingly, some of the options for 2014 vested. Our 2013 performance was partially met and, accordingly, some of the options for 2013 vested. No performance-based options were granted for the year ended December 31, 2012.
The aggregate intrinsic value of all outstanding stock options was less than $0.1 million, $0.8 million and less than $0.1 million as of December 31, 2014, 2013 and 2012, respectively. The intrinsic value of options exercised during 2014 was less than $0.1 million. The weighted average grant date fair value of options granted during the years 2014, 2013 and 2012 was $1.72, $1.61 and $2.53, respectively.
The following table summarizes exercisable options and options expected to vest as of December 31, 2014:

	Exercisable Options			Options Expected to Vest
		Weighted Average Remaining	Weighted Average		Weighted Average Remaining	Weighted Average
Range of Exercise	Stock	Contractual	Exercise	Stock	Contractual	Exercise
Prices	Options	Life (Years)	Price	Options	Life (Years)	Price
$3.48 to $6.16	618,973	6.6	$5.32	481,243	8.0	$4.61
$6.17 to $9.64	475,772	4.4	8.66	4,094	7.1	6.19
$9.65 to $19.20	1,417,382	4.8	10.06	3,062	6.2	11.31
$19.21 to $23.95	9,500	3.0	20.20	—	0.0	—
$23.96 to $28.70	403,837	2.4	24.62	—	0.0	—
$28.71 to $39.38	323,487	1.1	35.97	—	0.0	—
$39.39 to $41.75	118,900	1.2	41.62	—	0.0	—
$41.76 to $46.97	2,500	1.4	45.76	—	0.0	—
$3.48 to $46.97	3,370,351	4.3	$14.39	488,399	8.0	$4.67

Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $2.7 million and $3.3 million, respectively. This expense would result in related tax benefits of $0.5 million, $0.9 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance, and due to the valuation allowance, we did not recognize the related tax benefits in 2014, 2013 or 2012. As of December 31, 2014 there was $0.5 million of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 1.1 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2014, 2013 or 2012.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2011	795,046	$10.02
Granted	708,573	5.67
Vested	(321,103)	10.30
Forfeited	(156,712)	8.72
Nonvested as of December 31, 2012	1,025,804	$7.12
Granted	837,443	3.75
Vested	(561,099)	6.99
Forfeited	(109,827)	6.59
Nonvested as of December 31, 2013	1,192,321	$4.87
Granted	1,229,249	3.65
Vested	(734,533)	5.19
Forfeited	(338,120)	3.95
Nonvested as of December 31, 2014	1,348,917	$3.81
Of the restricted stock granted during the year ended December 31, 2014 and 2013, 914,768 and 529,141, respectively, were performance-based restricted stock that vest based on the Company's cost reduction efforts and performance against EBITDA targets for the subsequent three year period. Our 2014 performance was met and, accordingly, some of the restricted stock for 2014 vested and will be issued subsequent to December 31, 2014. Our 2013 performance was partially met and, accordingly, some of the restricted stock for 2013 vested and will be issued subsequent to December 31, 2013. No performance-based restricted shares were granted during the year ended December 31, 2012.
The total fair value of shares that vested during the years 2014, 2013 and 2012 was $3.8 million, $3.9 million and $3.3 million, respectively.
Total stock-based compensation expense associated with restricted stock relating to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 was $3.9 million, $3.6 million and $3.3 million, respectively. This expense would result in related tax benefits of $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance and due to the valuation allowance, we did not recognize the related tax benefit in 2014, 2013 and 2012. As of December 31, 2014 there was $2.4 million of total unrecognized compensation expense related to outstanding restricted stock. That expense is expected to be recognized over a weighted average period of 1.5 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2014, 2013 or 2012.

Stock Appreciation Rights (SARs)
During the years ended December 31, 2014 and 2013, we granted 0.7 million and 3.1 million SARs under the 2011 Incentive Plan to certain employees associated with our Nexsan and Mobile Security operations. These awards were issued to incentivize employees to grow revenues. These awards expire in five years and only vest when both of the market and performance conditions specified by the terms of the SARs are met. For the market conditions, based on the terms of the awards, 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $10 per share or more by December 31, 2016 and the remaining 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $15 per share or more by December 31, 2016. Additionally, for the performance condition, as a condition necessary for vesting, the net revenue of Nexsan or Mobile Security (depending on the award) must reach certain specified stretch targets by December 31, 2016. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to the stock priced at the date of grant. As of December 31, 2014 and 2013 we have not recorded any compensation expense associated with these SARs based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
We have various non-contributory defined benefit pension plans covering United States employees employed prior to January 1, 2010 and certain employees outside the United States, primarily in Germany and Japan. Total pension expense was $0.2 million, $2.6 million and $2.0 million in 2014, 2013 and 2012, respectively. The measurement date of our pension plans is December 31st. During the twelve months ended December 31, 2014 we contributed $2.1 million to our worldwide pension plans. We presently anticipate contributing between $1 million and $2 million to fund our worldwide pension plans in 2015. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
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
For the U.S. plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant's account equal to six percent of that participant's eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credit contributions were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits were made to a participant’s account balance after December 31, 2010. A monthly interest credit is made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 3.80 percent for 2014. In accordance with the annual update process, the interest credit rate will be 3.04 percent for 2015.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2014, 2013 and 2012 exceeded the service and interest costs associated with those years. As a result, a partial settlement event occurred in those years and, accordingly, we recognized a settlement loss of $1.1 million, $2.1 million and $2.4 million during 2014, 2013 and 2012, respectively. These settlement losses are included in restructuring and other in our Consolidated Statements of Operations.
The U.S. pension plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option.
We maintained a defined benefit pension plan located in the United Kingdom (UK Plan) for former employees with no current employees in the plan. During the third quarter of 2013 we settled our UK Plan by way of a transaction with Pension Insurance Corporation (PIC) whereby PIC fully assumed the projected benefit obligation and underlying plan assets. The net balance assumed by PIC represented an asset balance of $6.4 million and no cash consideration took place between Imation and PIC associated with this transaction for the initial settlement. As a result of this transaction, we removed this net asset and related unrecognized net actuarial loss in other comprehensive loss and recorded a loss of $10.6 million in restructuring and other in our Consolidated Statements of Operations during the year ended December 31, 2013. Additionally, the settlement of the UK Plan resulted in the removal of a deferred tax liability related to the plan resulting in a $2.3 million credit to income tax expense for the year ended December 31, 2013. See Note 10 - Income Taxes for further discussion of the impact on the income tax rate. It is a standard practice in the United Kingdom (UK) for a review process by the UK government, entailing a review of the plan obligations and participant data, to occur upon a transaction such as this one involving a transfer of a pension plan. The regulatory review was finalized in 2014 and as result of the findings, we recorded a true-up of $0.5 million of additional loss in restructuring and other in our Consolidated Statements of Operations for the year ended December 31, 2014.
The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit pension plans were as follows:

	United States		International
	As of December 31,		As of December 31,
	2014	2013	2014	2013
	(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$78.5	$88.3	$31.4	$63.4
Service cost	—	—	0.3	0.5
Interest cost	3.3	3.3	0.9	2.0
Actuarial (gain) loss	4.4	(1.7)	6.5	(4.7)
Benefits paid	(1.8)	(2.0)	(1.6)	(3.5)
Settlements	(5.6)	(9.4)	—	(24.8)
Foreign exchange rate changes	—	—	(4.3)	(1.5)
Projected benefit obligation, end of year	$78.8	$78.5	$33.2	$31.4
Change in plan assets
Fair value of plan assets, beginning of year	$71.0	$71.7	$26.1	$58.0
Actual return on plan assets	2.5	10.7	1.6	(3.3)
Foreign exchange rate changes	—	—	(3.2)	(1.8)
Company contributions	1.4	—	0.7	1.5
Benefits paid	(1.8)	(2.0)	(1.6)	(3.5)
Settlement payments	(5.6)	(9.4)	—	(24.8)
Fair value of plan assets, end of year	67.5	71.0	23.6	26.1
Funded status of the plan, end of year	$(11.3)	$(7.5)	$(9.6)	$(5.3)
Amounts recognized in our Consolidated Balance Sheets consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2014	2013	2014	2013
	(In millions)
Noncurrent assets	$—	$—	$1.6	$—
Noncurrent liabilities	(11.3)	(7.5)	(11.2)	(5.3)
Accumulated other comprehensive loss — pre-tax	19.0	14.3	10.4	4.6

Pre-tax amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2014	2013	2014	2013
	(In millions)
Net actuarial loss	$19.0	$14.3	$12.1	$7.6
Prior service credit	—	—	(2.2)	(4.0)
Transition asset obligation	—	—	0.5	1.0
Total	$19.0	$14.3	$10.4	$4.6
The following table includes information for pension plans with an accumulated benefit obligation in excess of plan assets. The balances presented as of December 31, 2014 and 2013 exclude our Japan plan which had plan assets in excess of accumulated benefit obligation for both years.

	United States		International
	As of December 31,		As of December 31,
	2014	2013	2014	2013
	(In millions)
Projected benefit obligation, end of year	$78.8	$78.5	$28.7	$25.7
Accumulated benefit obligation, end of year	78.8	78.5	28.7	25.7
Plan assets at fair value, end of year	67.5	71.0	17.6	19.7
Components of net periodic pension cost included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In millions)
Service cost	$—	$—	$—	$0.3	$0.5	$0.6
Interest cost	3.3	3.3	3.2	0.9	2.0	2.2
Expected return on plan assets	(4.8)	(5.1)	(5.7)	(0.8)	(2.5)	(2.3)
Amortization of net actuarial loss	1.1	1.9	1.5	0.2	0.5	0.3
Amortization of prior service credit	—	—	—	(0.3)	(0.4)	(0.5)
Amortization of transition obligation	—	—	—	0.1	0.3	0.3
Net periodic pension cost (credit)	(0.4)	0.1	(1.0)	0.4	0.4	0.6
Settlements and curtailments	1.1	2.1	2.4	(0.9)	—	—
Total pension cost	$0.7	$2.2	$1.4	$(0.5)	$0.4	$0.6

Total pension cost for each of our international plans individually ranged from less than $0.1 million to $0.4 million in 2014, $0.1 million to $0.5 million in 2013 and $0.1 million to $0.6 million in 2012. Total pension credit ranged from less than $0.1 million to $0.8 million during 2014, 2013 and 2012.
The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2015 are $1.5 million loss, $0.4 million credit and $0.3 million obligation, respectively.

Assumptions used to determine benefit obligations were as follows (international assumptions are a weighted average of all of our international plans):

	United States		International
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Discount rate	4.00%	4.50%	1.89%	3.20%
Rate of compensation increase	—%	—%	2.92%	2.89%
Assumptions used to determine net periodic benefit costs were as follows (international assumptions are a weighted average of all of our international plans):

	United States			International
	As of December 31,			As of December 31,
	2014	2013	2012	2014	2013	2012
Discount rate (1)	4.25%	4.00%	3.75%	3.27%	2.70%	4.09%
Expected return on plan assets	7.75%	7.75%	8.00%	3.35%	4.53%	4.32%
Rate of compensation increase	—%	—%	—%	2.86%	2.00%	2.57%
(1) The discount rate of 4.25 percent used to determine the 2014 net periodic benefit cost for the U.S. plan is an average of the discount rates used during the year of 4.50 percent for the first six months of the year and 4.00 percent for the last six months of the year.
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
The mortality table for the U.S. plan was updated to use the "RP 2014 Mortality Tables" for December 31, 2014. The impact of converting to the new table increased the projected benefit liability by $2.3 million and will increase 2015 expense by $0.3 million.
The plans' asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Short-term investments	1%	1%	1%	1%
Fixed income securities	23%	18%	24%	23%
Equity securities	57%	63%	—%	—%
Absolute return strategy equity funds	19%	18%	—%	—%
Insurance contracts	—%	—%	75%	76%
Total	100%	100%	100%	100%
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
As of December 31, 2014, the following reflects future benefit payments services expected to be paid, by the plans, in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)
2015	$15.7	$1.1
2016	5.0	1.2
2017	4.6	1.2
2018	4.6	1.2
2019	4.7	1.2
2020-2024	25.5	7.0
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
Mutual funds. Investments in mutual funds are valued using the net asset value (NAV) of shares held as of December 31st. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the funds are not considered probable. These investments are generally classified as Level 1 financial instruments, however for certain mutual funds, the NAV is not published, and accordingly, these investments are classified as Level 2 financial instruments. The investment objective of our mutual funds in the U.S. Plan is to provide capital appreciation through an investment strategy that allocates its assets among limited liability companies and/or separate investment accounts or to invest in large cap equity funds focusing on high quality yields through short maturity investments in spread sectors depending on the fund.
Common stocks. Investments in common stock are valued at the closing price reported on major markets on which the individual securities are traded. Accordingly, these investments are classified as Level 1 financial instruments.
Comingled trust funds. These assets are valued using the NAV of shares as of December 31st. The NAV is a quoted transactional price for participants in the fund which do not represent an active market. In relation to these investments, there are no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the funds are not considered probable. These investments are classified as Level 2 financial instruments. The Fund’s investment objective is to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States.
Insurance contracts. These assets are valued using quoted prices for similar assets. Accordingly, these investments are classified as Level 2 financial instruments.
These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different value measurement. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. There were no transfers into or out of Level 1 or Level 2 during the years ended December 31, 2014 or December 31, 2013.

The fair value of the plan assets by asset category were as follows:

United States	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$0.4	$0.4	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds	14.6	—	14.6	—
International growth fund	10.8	7.3	3.5	—
Fixed income securities	15.5	15.5	—	—
Absolute return strategy funds	13.2	—	13.2	—
Common stocks	7.3	7.3	—	—
Commingled trust funds	5.7	—	5.7	—
Total	$67.5	$30.5	$37.0	$—

International	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.3	$—	$0.3	$—
Mutual Funds
Fixed income securities	5.7	—	5.7	—
Insurance contracts	17.6	—	17.6	—
Total	$23.6	$—	$23.6	$—

United States	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$0.5	$0.5	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds	16.1	—	16.1	—
International growth fund	11.1	7.5	3.6	—
Fixed income securities	13.0	13.0	—	—
Absolute return strategy funds	12.8	—	12.8	—
Common stocks	8.3	8.3	—	—
Commingled trust funds	9.2	—	9.2	—
Total	$71.0	$29.3	$41.7	$—

International	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.3	$—	$0.3	$—
Mutual Funds
Equity securities - blended funds	—	—	—	—
Fixed income securities	6.1	—	6.1	—
Insurance contracts	19.7	—	19.7	—
Total	$26.1	$—	$26.1	$—
Employee Retirement Savings Plans
Effective January 1, 2011, our matching formula under our 401(k) retirement plan is 100 percent of employee contributions up to the first five percent of eligible compensation. We used shares of treasury stock to match employee 401(k) contributions for 2014, 2013 and 2012. Starting in January 1, 2015, we will be matching contributions in cash. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $1.8 million, $1.7 million and $2.3 million in 2014, 2013 and 2012, respectively.
We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon total Company performance. We use shares of treasury stock for this contribution. A contribution of $0.4 million was made under the variable compensation program during the year ended December 31, 2014 for 2013. No contribution was made under the variable compensation program during the year ended December 31, 2013 for 2012. A contribution of $0.7 million was made under the variable compensation program during the year ended December 31, 2012 for 2011.

Note 10 — Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
U.S.	$(95.3)	$(25.2)	$(266.1)
International	(14.0)	2.2	(57.3)
Total	$(109.3)	$(23.0)	$(323.4)
The components of the income tax provision from continuing operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Current
Federal	$0.5	$(0.7)	$(11.5)
State	(0.5)	—	—
International	(0.1)	5.9	6.3
Deferred
Federal	1.7	—	8.8
State	—	—	—
International	1.5	(3.8)	(2.2)
Total	$3.1	$1.4	$1.4
The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Tax at statutory U.S. tax rate	$(38.3)	$(8.1)	$(113.2)
State income taxes, net of federal benefit	(3.2)	(0.2)	(6.3)
Net effect of international operations	1.1	3.1	25.0
Settlement of UK pension plan	—	(2.3)	—
Valuation allowances	22.9	(3.2)	89.2
Tax on unremitted earnings of foreign subsidiaries	15.9	—	—
U.S. tax on foreign earnings	4.7	6.2	3.9
Stock-based compensation	2.1	3.1	2.4
Uncertain tax positions	(1.2)	2.2	0.3
Goodwill impairment	10.7	—	—
Capital losses	(11.4)	—	—
Other	(0.2)	0.6	0.1
Income tax provision	$3.1	$1.4	$1.4
Our 2014 tax provision of $3.1 million primarily represents tax expense related to operations outside the United States and tax expense recorded for the liability on unremitted foreign earnings of $1.7 million.
Our 2013 tax provision of $1.4 million primarily represents tax expense related to operations outside the United States and unrecognized tax benefits recorded during the year offset by the tax benefit related to the settlement of our UK pension plan during the year.

In 2014, 2013 and 2012 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $4.7 million, $4.6 million and $4.4 million, respectively.
Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.
The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2014	2013
	(In millions)
Accounts receivable allowances	$1.6	$3.0
Inventories	7.6	9.1
Compensation and employee benefits	6.6	8.0
Tax credit carryforwards	33.9	35.8
Net operating loss carryforwards	149.4	115.2
Accrued liabilities and other reserves	7.0	9.0
Pension	9.0	6.0
Property, plant and equipment	10.2	8.9
Intangible assets, net	49.6	55.3
Capital losses	11.5	—
Other, net	0.7	1.8
Total deferred tax assets	287.1	252.1
Valuation allowance	(262.4)	(239.4)
Net deferred tax assets	24.7	12.7
Unremitted earnings of foreign subsidiaries	(15.7)	—
Property, plant and equipment	—	—
Total deferred tax liabilities	(15.7)	—
Net deferred tax assets	$9.0	$12.7
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
We maintain a valuation allowance related to our U.S. deferred tax assets and certain foreign net operating losses. The valuation allowance was $262.4 million, $239.4 million and $239.1 million as of December 31, 2014, 2013 and 2012, respectively. The valuation allowance change in 2014 compared to 2013 was due primarily to operating losses. The valuation allowance change from 2013 compared to 2012 was not significant.

The accounting rules require the current and non-current components of the deferred tax balances to be netted by jurisdiction prior to disclosure in the balance sheet. The table below shows the components of our deferred tax balances after the results of that netting process as they are recorded on our Consolidated Balance Sheets:

	As of December 31
	2014	2013
	(In millions)
Deferred tax asset - current	3.2	4.6
Deferred tax asset - non-current	8.1	9.5
Deferred tax liability - current	—	(0.4)
Deferred tax liability - non-current	(2.3)	(1.0)
Total	$9.0	$12.7
Federal net operating loss carryforwards totaling $348.5 million will begin expiring in 2026. We have state income tax loss carryforwards of $383.9 million, $2.3 million of which will expire between 2015 and 2017 and the remaining will expire at various dates up to 2034. We have U.S. and foreign tax credit carryforwards of $33.9 million, $7.6 million of which will expire between 2015 and 2017, $23.9 million of which will expire between 2018 and 2032 and $2.4 million may be carried forward indefinitely. Federal capital losses of $30.1 million will expire in 2019. Of the aggregate foreign net operating loss carryforwards totaling $35.3 million, $0.3 million will expire between 2015 and 2017, $2.4 million will expire at various dates up to 2024 and $32.6 million may be carried forward indefinitely.
During the fourth quarter of 2014, the Company changed its assertion around the permanent reinvestment of foreign unremitted earnings due to its reassessment of possible future cash needs associated with the continued execution of its transformation. Accordingly, the permanent reinvestment assertion of foreign unremitted earnings was removed. A deferred tax liability has been recorded for the estimated impact of future repatriation of the unremitted foreign earnings in the amount of $15.7 million. Net operating losses fully offset $14.1 million of this liability, and the remaining $1.6 million liability is related to foreign tax withholding, assuming such repatriation were to occur.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In Millions)
Beginning Balance	$5.3	$4.4	$15.1
Additions:
Additions for tax positions of current years	0.3	0.3	0.3
Additions for tax positions of prior years	0.1	1.1	0.6
Reductions:
Reductions for tax positions of prior years	(1.9)	(0.4)	(11.3)
Settlements with taxing authorities	(1.3)	—	(0.2)
Reductions due to lapse of statute of limitations	(0.4)	(0.1)	(0.1)
Total	2.1	5.3	4.4
The total amount of unrecognized tax benefits, which excludes accrued interest and penalties described below, as of December 31, 2014 was $2.1 million. The $11.3 million reduction made during 2012 related to prior year tax positions included $10.5 million of tax benefit that was offset by a corresponding increase in valuation allowance against deferred tax assets. If the unrecognized tax benefits remaining at December 31, 2014 were recognized in our consolidated financial statements, $1.7 million would ultimately affect income tax expense and our related effective tax rate.
It is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease significantly during the next twelve months; however, it is not possible to reasonably estimate the effect on the unrecognized tax benefit at this time.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. During the years ended December 31, 2014, 2013 and 2012, we recognized approximately $0.4 million expense, $0.8 million expense and $1.3 million benefit, respectively, in interest and penalties. We had approximately $0.2 million, $1.1 million and $0.3 million accrued, excluding the tax benefit of deductible interest, for the payment of interest and penalties at December 31, 2014, 2013 and 2012, respectively. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our federal income tax returns for 2011 through 2013 are subject to examination by the Internal Revenue Service (IRS). We currently have foreign tax audits underway in various jurisdictions. Based on available information, the uncertain tax position associated with these foreign audits have been assessed and included in our income tax provision. For state and foreign tax purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2008.
Note 11 — Debt
As of December 31, 2014 and 2013, we had short-term borrowings of $18.9 million and $20.0 million, respectively. The borrowings in 2014 were primarily from our credit agreements with various banks in the United States, Europe, and Japan.
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
The Amended Credit Agreement includes a senior revolving credit facility that allows for the borrowing of amounts up to a maximum of $170 million, including sublimits of $140 million in the United States and $30 million in Europe. Borrowings in both the United States and Europe are limited to the lesser of the sublimit(s) and the borrowing base as defined in the Amended Credit Agreement and are payable upon expiration of the Amended Credit Agreement or immediately, but only to the extent the applicable sublimit(s) are reduced to an amount less than the amount borrowed at that time. Our borrowing base is calculated by the lender each quarter unless our outstanding loan amount is greater than $5.0 million in which our borrowing base is calculated monthly. Our borrowing base is based on our amounts of receivables, inventories and other factors that influence the borrowing base and, to the extent any outstanding borrowing exceeds the borrowing base, any such excess is due and payable immediately.
As of December 31, 2014, we had $8.0 million of borrowings outstanding under the Amended Credit Agreement, all of which was borrowed in the United States and bore interest at a rate of 2.58 percent as of December 31, 2014. As of December 31, 2014, our total remaining borrowing capacity under the Amended Credit Agreement was $26.0 million, consisting of $16.7 million in the United States and $9.3 million in Europe.
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
The Amended Credit Agreement contains covenants which are customary for similar credit agreements, including covenants related to financial reporting and notification, payment of indebtedness, taxes and other obligations; compliance with applicable laws; and limitations regarding additional liens, indebtedness, certain acquisitions, investments and dispositions of assets. The Amended Credit Agreement contains a conditional financial covenant that requires Imation Corp. to have a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.00 or a liquidity requirement of $30 million of domestic borrowing availability. We were in compliance with the liquidity requirement as of December 31, 2014 and our U.S. availability of $16.7 million discussed above is net of this $30 million liquidity requirement. Additionally, as of December 31, 2014 and 2013 we had outstanding standby letters of credit of $1.0 million and $0.7 million, respectively. The outstanding standby letters of credit reduce our allowed borrowing capacity under the Amended Credit Agreement.
On July 16, 2013, we entered into an additional credit agreement for a revolving credit facility with a lender in Japan with Imation Corporation Japan as the borrower and Imation Corp. as the guarantor. We intend to use the credit facility for general operating purposes. The credit agreement is a three year asset-based revolving credit facility with a borrowing base consistent with our existing Credit Agreement that allows for the borrowing of amounts up to 3.0 billion Japanese Yen, or approximately $25.0 million. Borrowings under the credit facility will bear interest at an interest rate equal to the base rate based on LIBOR or TIBOR plus the applicable margins provided for in the credit agreement. The credit agreement contains financial covenants applicable to Imation Corporation Japan including a fixed charge coverage ratio requirement. As of December 31, 2014 we had $7.9 million of borrowings outstanding under the agreement which had an interest rate of 2.7 percent. As of December 31, 2014, our remaining borrowing capacity under this arrangement was $7.9 million. We are in compliance with all covenant requirements as of December 31, 2014.
As of December 31, 2014 we had a 600 million Japanese Yen, or approximately $5.0 million overdraft line of credit available in Japan. As of December 31, 2014, we had outstanding borrowings under this overdraft line of 300 million Japanese Yen or approximately $2.5 million. We had no borrowings outstanding on December 31, 2013.
Other outstanding borrowings on lines of credit lines were $0.5 million and $0.1 million for December 31, 2014 and 2013, respectively.
During 2014 we did not capitalize any debt issuance costs. During 2013 we capitalized $0.4 million of debt issue costs related to the Japan Credit Agreement. Capitalized debt issue costs are recorded to Other assets in our Consolidated Balance Sheets and are being amortized over the term of the credit agreements.
Our interest expense, which includes letter of credit fees, facility fees, commitment fees under the Amended Credit Agreement and amortization of debt issuance costs, for 2014, 2013 and 2012 was $2.6 million, $2.5 million and $2.9 million, respectively. Cash paid for interest for 2014, 2013 and 2012, relating to both continuing and discontinued operations, was $1.8 million, $1.7 million and $2.4 million, respectively.

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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 6 - Intangible Assets and Goodwill and Note 7 - Restructuring and Other Expense, during 2014 and 2012, we recorded impairment charges associated with goodwill, intangible assets or property, plant and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value. Additionally, as discussed in Note 4 - Acquisitions, the Company acquired Nexsan Corporation during 2012 and recorded the acquired assets and liabilities, including goodwill, intangible assets and property, plant and equipment at their estimated fair value. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements.
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
Cash Flow Hedges. We attempt to substantially mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in the currency exchange rates through the use of option, forward and combination option contracts. The degree of our hedging can fluctuate based on management judgment and forecasted projections. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedged items. This process includes linking all derivatives to forecasted transactions. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. At December 31, 2014 and 2013, our contracts had durations of 12 months or less. The fair value of these contracts is recorded in other current assets and other current liabilities on our Consolidated Balance Sheets.

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

	December 31, 2014			December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Derivative assets
Foreign currency option contracts	$—	$—	$—	$—	$1.8	$—
Foreign currency forward contracts	—	7.3	—	—	3.3	—
Derivative liabilities
Foreign currency option contracts	—	—	—	—	(0.2)	—
Foreign currency forward contracts	—	—	—	—	(0.5)	—
Total	$—	$7.3	$—	$—	$4.4	$—
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
For 2014, 2013 and 2012 we recorded foreign currency losses of $2.2 million, gains of $0.5 million, and losses of $1.6 million, respectively, in Other expenses, net in our Consolidated Statements of Operations. These results reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.8 million and gains of $1.7 million and $0.7 million, from the related foreign currency forward contracts for 2014, 2013 and 2012, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in our Consolidated Financial Statements were as follows:

	December 31, 2014			December 31, 2013
		Fair Value			Fair Value
	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
	(In millions)
Cash flow hedges designated as hedging instruments	$86.7	$7.3	$—	$133.8	$5.1	$(0.7)
Other hedges not receiving hedge accounting	23.4	—	—	29.4	—	—
Total	$110.1	$7.3	$—	$163.2	$5.1	$(0.7)
On December 31, 2014 we entered into certain hedges not receiving hedge accounting treatment and the estimated fair value of these hedges were inconsequential as of December 31, 2014.

Other Assets and Liabilities
The carrying value of accounts receivable and accounts payable approximate their fair values due to the short-term duration of these items. Additionally, our borrowings of $18.9 million of outstanding debt under our credit facilities at December 31, 2014, as further described in Note 11 - Debt, approximates fair value due to the short nature of this debt.
Note 13 — Shareholders' Equity
Shareholder Rights Plan
Effective February 11, 2013, our Board of Directors amended the Rights Agreement dated as of June 21, 2006 to change the final expiration date from July 1, 2016 to February 11, 2013, effectively terminating the Rights Agreement. This amendment had no accounting implications to the Company.
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. Since the inception of this authorization, we have repurchased 2.6 million shares of common stock for $11.6 million and, as of December 31, 2014, we had authorization to repurchase up to 2.4 million additional shares. The treasury stock held as of December 31, 2014 was acquired at an average price of $15.31 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2011	4,663,923
Purchases	1,236,161
Exercise of stock options	—
Restricted stock grants and other	(499,851)
401(k) matching contribution	(517,588)
Shares issued for acquisition	(3,319,324)
Balance as of December 31, 2012	1,563,321
Purchases	616,581
Exercise of stock options	—
Restricted stock grants and other	(622,241)
401(k) matching contribution	(435,735)
Balance as of December 31, 2013	1,121,926
Purchases	760,268
Exercise of stock options	(87,569)
Restricted stock grants and other	(739,408)
401(k) matching contribution	(427,421)
Balance as of December 31, 2014	627,796

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
	(In millions)
Balance as of December 31, 2013	$2.4	$(11.6)	$(53.6)	$(62.8)
Other comprehensive (loss) income before reclassifications, net of tax (1)	6.1	(10.4)	(15.7)	(20.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(3.4)	1.4	—	(2.0)
Net current period other comprehensive income (loss)	2.7	(9.0)	(15.7)	(22.0)
Balance as of December 31, 2014	$5.1	$(20.6)	$(69.3)	$(84.8)
(1) Income tax expense of $3.1 million was recorded for unrealized gains on derivative financial instruments and income tax benefit of $1.7 million for liability adjustments for defined benefit plans for the year ended December 31, 2014.
Details of amounts reclassified from Accumulated other comprehensive loss and the line item in our Consolidated Statement of Operations for the year ended December 31, 2014 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
	(In millions)
(Gains) losses on cash flow hedges	$(5.5)	Cost of goods sold
Income tax expense	2.1	Income tax (benefit) provision
Net (gains) losses on cash flow hedges	(3.4)
Amortization of net actuarial loss	0.2	Selling, general and administrative
Pension settlement loss	1.0	Restructuring and other
Income tax expense	0.2	Income tax (benefit) provision
Net pension adjustments, net of tax	1.4
Total reclassifications for the period	$(2.0)
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
We also have two major product categories under our CSA segment: Consumer Storage Media and Audio and Accessories. Consumer Storage Media products include primarily optical products such as DVDs, CDs and Blu-ray disc recordable media as well as flash media. Audio and Accessories include primarily headphones, audio electronics and accessories. We have two major product categories under our TSS segment: Commercial Storage Media and Storage and Security Solutions. Commercial Storage Media products consist mainly of magnetic data storage tape media and RDX media. Storage and Security Solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability.
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
Net revenue and operating income (loss) by segment were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net Revenue
Consumer Storage and Accessories
Consumer Storage Media	$342.9	$435.7	$594.3
Audio and Accessories	50.6	42.6	41.0
Total Consumer Storage and Accessories	393.5	478.3	635.3
Tiered Storage and Security Solutions
Commercial Storage Media	213.4	251.0	311.6
Storage and Security Solutions	122.6	131.5	59.8
Total Tiered Storage and Security Solutions	336.0	382.5	371.4
Total Net Revenue	$729.5	$860.8	$1,006.7

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Operating Income (Loss)
Consumer Storage and Accessories	$19.3	$52.3	$61.5
Tiered Storage and Security Solutions	(32.0)	(16.1)	(26.7)
Total segment operating income (loss)	(12.7)	36.2	34.8
Corporate and unallocated	(91.4)	(56.3)	(353.2)
Total operating loss	(104.1)	(20.1)	(318.4)
Interest income	(0.5)	(0.2)	(0.5)
Interest expense	2.6	2.5	2.9
Other expense, net	3.1	0.6	2.6
Loss from continuing operations before income taxes	$(109.3)	$(23.0)	$(323.4)
We have not provided specific asset information by segment, as it is not provided to our chief operating decision maker for review at a segment specific level. Corporate and unallocated amounts above include non-cash goodwill impairment charges of $35.4 million and $23.3 million for the years ended December 31, 2014 and 2012, respectively, non-cash intangible asset impairment charges of $251.8 million for the year ended December 31, 2012, restructuring and other costs of $13.6 million, $11.3 million and $21.1 million for the years ended

December 31, 2014, 2013 and 2012, respectively and litigation settlement gains of $2.5 million for the year ended December 31, 2013.
The following table presents net revenue by geographical region based on the country in which the revenue originated:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net Revenue
United States	$253.6	$348.1	$376.2
International	475.9	512.7	630.5
Total	$729.5	$860.8	$1,006.7
The United States and Japan each comprise more than 10 percent of our total net revenue. Net revenue from Japan was 23.5 percent, 20.6 percent and 21.0 percent of total net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table presents long-lived assets by geographical region:

	As of December 31,
	2014	2013	2012
	(In millions)
Long-Lived Assets
United States	$121.6	$150.7	$166.9
International	17.4	41.6	47.4
Total	$139.0	$192.3	$214.3

Note 15 — Litigation, Commitments and Contingencies
Litigation
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2014 and 2013, estimated liability amounts associated with such indemnifications are inconsequential.
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of December 31, 2014, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages, and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable, and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase for issues relating to determination of a fair, reasonable, and nondiscriminatory royalty rate. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable, and nondiscriminatory terms in Japan, where Imation’s sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, has sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. On February 18, 2015, the Tokyo District Court rendered a decision in favor of Imation that held One-Blue's sending of warning letters to Imation customers that threatened those customers with certain patent-related actions constituted an illegal "unfair competition practice" and issued a permanent injunction prohibiting One-Blue from sending any such warning letters in the future.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment. They also seek corporate governance reforms related to the Company’s compensation practices. The Company has not yet responded to the complaint and no trial date has been set.
Operating Leases
We incur rent expense under operating leases, which primarily relate to equipment and office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of net rent expense for the years ended December 31:

	2014	2013	2012
	(In millions)
Minimum lease payments	$7.8	$8.5	$6.1
Contingent rentals	1.6	3.8	6.1
Rental income	(8.6)	(8.4)	(3.4)
Sublease income	—	(0.5)	(0.7)
Total rental expense, net	$0.8	$3.4	$8.1

Minimum lease payments and contingent rental expenses associated with agreements with warehouse providers are included as a component of cost of goods sold in our Consolidated Statements of Operations. The minimum lease payments under such arrangements were $0.8 million, $0.9 million and $0.8 million in 2014, 2013 and 2012, respectively. The contingent rental expenses under such arrangements were $1.8 million, $2.8 million and $1.8 million in 2014, 2013 and 2012, respectively.
The following table sets forth the minimum rental payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Minimum lease payments	$5.0	$3.7	$2.9	$1.6	$0.6	$1.4	$15.2

Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. As of December 31, 2014, we had environmental-related accruals totaling $0.2 million recorded in other liabilities and we have minor remedial activities underway at one of our prior manufacturing facilities. We believe that our accruals are adequate, though it is reasonably possible that the ultimate amount of expense relating to remediation actions and compliance with applicable environmental laws could have a material impact on our results of operations.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the ECJ's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals (totaling $7.8 million) for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to court rulings that are discussed below. As of December 31, 2014 and 2013, we had accrued liabilities of $9.3 million and $10.0 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 ECJ ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) whether accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. See following for discussion of reversals of copyright levies in 2013.
Italy. During the second quarter of 2013, an Italian court rendered a decision associated with a copyright levy matter to which Imation was not a party. This decision (i) confirmed and provided further specificity to the October 21, 2010 ruling of the ECJ that levies should not be paid on commercial channel sales and (ii) evaluated, via audit, the plaintiff's documentation and evidence for distinguishing between levies paid on commercial and consumer channel sales. Based on the ruling of this Italian court, in combination with other applicable levy and law-making activities within the EU, including Italy, we believed there was sufficient evidence that we may offset with the Italian collecting society the estimated $39.0 million we have overpaid for copyright levies in Italy (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to the Italian collecting society for unpaid levies on consumer channel sales. As such, our liability for Italian copyright levies in the amount of $13.6 million (existing at the time of the of the second quarter 2013 Italian court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the second quarter of 2013. We did not record a receivable for the remaining estimated $25.4 million that we believed was owed to us by the Italian collection society for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount began to be realized as a reduction to cost of goods sold upon the incurrence of (and for the same amount of) valid levies for consumer channel sales. During the last half of 2013 we offset an additional $2.6 million (within cost of sales) and in 2014 we offset $3.4 million (within cost of sales) against a similar amount of consumer channel levies incurred and, accordingly, we have an estimated $19.4 million of historical over payments of levies on commercial channel sales remaining to set-off in future periods.
The Italian court required sufficient documentation and evidence to support the determination of levies between those paid on commercial versus consumer channel sales. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $39.0 million to the Italian collection society of levies on commercial channel sales and that we had incurred (but not paid) $19.6 million of levies on consumer channel sales in Italy. However, such amounts could be subject to challenge in court and there is no certainty that our estimates would be upheld and supported. Additionally, due to the expected continued decline in our sales associated with optical media products, we cannot be assured that we will ever be able to fully realize the estimated amounts owed to us by the Italian collection society through offsetting such amounts against levies incurred on future consumer channel sales or other measures.
France. During the fourth quarter of 2013, a French court issued a favorable ruling to Imation in a case brought against Imation in the fourth quarter of 2011 by the French levy society, Societie Pour la Perception de la Remuneration de la Copie Privee Audiovisuelle et Sonore (Copie France). Copie France had sought a judicial order in summary proceedings to compel Imation to pay to Copie France $3.6 million in withheld copyright levies. Imation had withheld levies otherwise due on consumer channel sales against previous levies paid on commercial channel sales. Imation argued that there was a serious legal dispute as to whether the demanded sums were owed, in light of what Imation believed to be the inconsistency between the French levy system and the Directive, as interpreted by ECJ case law. In June 2012, the Paris Court of First Instance had rejected Copie France’s claims, ruling that Imation had raised serious issues about the validity of the French levy scheme. Copie France appealed that order, and on November 19, 2013, the French appeals court rejected Copie France’s appeal. Based on the rulings of the French courts, in combination with other applicable levy and law-making activities within the EU, including France, we believe there is sufficient evidence that we may offset with Copie France the estimated $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channel sales prior to the October 21, 2010 ECJ ruling) against the amounts owed to Copie France for unpaid levies on consumer channel sales. As such, our liability for French copyright levies in the amount of $9.5 million (existing at the time of the of the fourth quarter 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid was reversed and recorded as a reduction of cost of sales during the fourth quarter of 2013. We did not record a receivable for the remaining estimated $45.6 million that we believe is owed to us by Copie France for our historical over payment on levies associated with commercial channel sales as we are not assured of its collectability. Rather, going forward, such amount will be realized as a reduction to cost of sales upon the incurrence of (and for the same amount of) valid levies for consumer channel sales. During 2014, we have off-set an additional $2.6 million (within cost of sales) against a similar amount of consumer channel levies incurred and, accordingly, we have an estimated $43.0 million of historical over payments of levies on commercial channel sales remaining to set-off in future periods.
We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $12.1 million of levies on consumer channel sales in France. However, such amounts could be subject to challenge in court and there is no certainty that our estimates would be upheld and supported. Additionally, due to the expected continued decline in our sales associated with optical media products, we cannot be assured that we will ever be able to fully realize the estimated amounts owed to us by the French collection society through offsetting such amounts against levies incurred on future consumer channel sales or other measures.
Other Jurisdictions. At December 31, 2014, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy and France represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We have an estimated $8.3 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2015 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.
Note 16 - Related Party Transactions
As a result of the arrangement to acquire the rights to the TDK Life on Record brand under an exclusive long-term license from TDK Corporation (TDK), TDK owned approximately 18 percent of our shares as of December 31, 2014 and 2013. In connection with this arrangement, we entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement).

In 2014, 2013 and 2012 we purchased products and services under the Supply Agreement which allowed us to purchase a limited number of LTO Tape media and Blu-ray removable recording media and accessory products for resale in the aggregate amounts of approximately $3 million, $28 million and $38 million, respectively, from TDK or its affiliates. The Supply Agreement was terminated on March 31, 2014. We did not sell products nor provide services to TDK or its affiliates in 2014, 2013 or 2012. No trade payables to TDK or its affiliates were outstanding at December 31, 2014 and were $1.6 million at December 31, 2013. No trade receivables from TDK or its affiliates were outstanding as of December 31, 2014 or December 31, 2013.
In 2011, we discontinued our tape coating operations at our Weatherford, Oklahoma facility and closed the facility. We signed a strategic agreement with TDK to jointly develop and manufacture magnetic tape technologies in which we collaborated on the research and development of future tape formats in both companies’ research centers in the U.S. and Japan. At the end of 2013, TDK announced its intent to cease manufacturing of magnetic tape and, as a result, we transitioned to source our product from alternate magnetic tape suppliers during 2014.

Note 17 - Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)
	(In millions, except per share amounts)
2013
Net revenue	$224.4	$211.7	$191.9	$232.8	$860.8
Gross profit	42.1	55.2	36.1	55.3	188.7
Operating (loss) income	(14.7)	—	(26.5)	21.1	(20.1)
(Loss) income from continuing operations	(15.6)	(1.8)	(26.2)	19.2	(24.4)
Loss from discontinued operations	(5.5)	(3.3)	(8.7)	(2.5)	(20.0)
Net (loss) income	(21.1)	(5.1)	(34.9)	16.7	(44.4)
(Loss) earnings per common share, continuing operations:
Basic	$(0.39)	$(0.04)	$(0.65)	$0.47	$(0.60)
Diluted	(0.39)	(0.04)	(0.65)	0.47	(0.60)
Loss per common share, discontinued operations:
Basic	(0.14)	(0.08)	(0.21)	(0.06)	(0.49)
Diluted	(0.14)	(0.08)	(0.21)	(0.06)	(0.49)
(Loss) earnings per common share, net income:
Basic	(0.52)	(0.13)	(0.86)	0.41	(1.10)
Diluted	(0.52)	(0.13)	(0.86)	0.41	(1.10)
2014
Net revenue	$178.9	$178.6	$175.0	$197.0	$729.5
Gross profit	33.7	33.9	31.2	39.6	138.4
Operating loss	(16.1)	(20.1)	(55.8)	(12.1)	(104.1)
Loss from continuing operations	(16.8)	(19.8)	(61.4)	(14.4)	(112.4)
Loss from discontinued operations	(0.7)	(1.6)	—	—	(2.3)
Net loss	(17.5)	(21.4)	(61.4)	(14.4)	(114.7)
Loss per common share, continuing operations:
Basic	$(0.41)	$(0.48)	$(1.49)	$(0.35)	$(2.74)
Diluted	(0.41)	(0.48)	(1.49)	(0.35)	(2.74)
Loss per common share, discontinued operations:
Basic	(0.02)	(0.04)	—	—	(0.06)
Diluted	(0.02)	(0.04)	—	—	(0.06)
Loss per common share, net income:
Basic	(0.43)	(0.52)	(1.49)	(0.35)	(2.80)
Diluted	(0.43)	(0.52)	(1.49)	(0.35)	(2.80)
_______________________________________

(1)	The sum of the quarterly loss per share may not equal the annual loss per share due to changes in average shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Vice President and Chief Financial Officer, Scott J. Robinson have concluded that the disclosure controls and procedures were effective.
Changes in Internal Controls. During the quarter ended December 31, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2014, Imation’s internal control over financial reporting was effective, based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.
Item 9B. Other Information.
None.
PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2015.

Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Information regarding our Board of Directors as of March 16, 2015 is set forth below:
Geoff Barrall, CEO and Board member of Connected Data, Inc. (creator of the world’s first peer to peer private storage devices)
Anthony T. Brausen, Senior Vice President-Finance, The Mosaic Company (a publicly-traded company which is one of the world’s leading producers and marketer of crop nutrients)
William G. LaPerch, President of LaPerch Consulting, LLC (provides consulting services to private equity firms) and former Chief Executive Officer, President and Director of AboveNet Inc. (a leading provider of high bandwidth connectivity solutions for businesses and carriers).
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

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2014, including the 2011 Stock Incentive Plan, 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2000 Stock Incentive Plan. As of December 31, 2014, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, and options, restricted stock, restricted stock units and stock appreciation rights had been granted under the 2011 Stock Incentive Plan. Our shareholders have approved all of the compensation plans listed below.

Equity Compensation Plans Approved by Shareholders	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
2011 Stock Incentive Plan	1,308,055	(1)	$5.48	1,929,545
2008 Stock Incentive Plan	1,815,077	(1)	$10.44	—	(2)
2005 Stock Incentive Plan	668,729		$31.71	—	(2)
2000 Stock Incentive Plan	106,125		$34.17	—	(2)
Total	3,897,986		$13.07	1,929,545
(1) This number does not include restricted stock of 1,347,199 shares under our 2011 Stock Incentive Plan or 1,718 shares under our 2008 Stock Incentive Plan.
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

Number	Description of Exhibit
2.7
Second Amendment to Purchase Agreement, dated January 31, 2012, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.7 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)

2.8
Third Amendment to Purchase Agreement, dated February 10, 2012, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.8 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)

2.9
Fourth Amendment to Purchase Agreement, dated November 6, 2013, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.9 of Imation's Annual Report on Form 10-K for the year ended December 31, 2013)

2.10
Agreement and Plan of Merger dated December 31, 2012, by and among Imation Corp., Naboo Merger Corp., and Nexsan Corporation (incorporated by reference to Exhibit 2.1 to Imation's Form 8-K/A Current Report filed on March 12, 2013) (Schedules have been omitted pursuant to Item 601(b(2) of Regulation S-K. Imation agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.) **

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
10.4
Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.5
Third Amendment, dated as of May 18, 2012, to the Amended and Restated Credit Agreement (which amends and restates the entire Credit Agreement) among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 8-K Current Report filed on May 24, 2012)***

10.6
Fourth Amendment, dated as of April 12, 2013, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010(incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended March 31, 2013)

10.7
Fifth Amendment, dated as of August 27, 2013, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2013)

10.8	Form of Indemnity Agreement between Imation Corp. and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.9*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)
10.10*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.11*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.12*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.13*
Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8- K Current Report filed on February 13, 2006)

10.14*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)

Number	Description of Exhibit
10.15*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.16*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.17*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.18*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.19*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.20*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.21*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.22*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.23*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.24*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.25*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.26*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.27*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.28*
Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.29*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.30*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.31*
Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.32*
Form of 2005 Stock Incentive Plan Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.33*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.34*
Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.35*	Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.36*	Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.37*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.38*	Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)

Number	Description of Exhibit
10.39*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.40*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.41*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.42*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.43*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.44*	Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.45*	Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.46*	Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.47*
Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to Imation’s Form S-8 Registration Statement, File No. 333-188429, filed on May 8, 2013)

10.48*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.49*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.50*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.51*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.52*	Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.53*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.54*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.55*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to Imation's Annual Report on Form 10-K for the year ended December 31, 2012)

10.56*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.57*	Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of Imation’s Form 8-K filed June 16, 2014)
10.58*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K/A Current Report filed on January 15, 2015)

10.59*
Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation's Form 10-Q for the quarter ended June 30, 2013)

10.60*
Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of Imation’s Form 8-K Current Report filed June 16, 2014)

10.61*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on November 25, 2014)

Number	Description of Exhibit
10.62*
Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.63*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.64*	Director Compensation Program, effective May 4, 2005 (as amended effective May 7, 2014) (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended June 30, 2014)
10.65*	Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015)
10.66*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.67*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)
10.68*	Description of 2012 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on November 4, 2011)
10.69*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 13, 2013)
10.70*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Form 8-K Current Report filed on March 14, 2014)
10.71*	Form of Amended and Restated Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 25, 2014)
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and Notes to Consolidated Financial Statements

_______________________________________
*    Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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
Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. LUCAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
Mark E. Lucas

/s/ SCOTT J. ROBINSON	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015
Scott J. Robinson

*	Director	March 16, 2015
Geoff Barrall

*	Director	March 16, 2015
Anthony T. Brausen

*	Director	March 16, 2015
William G. LaPerch

*	Director	March 16, 2015
L. White Matthews, III

*	Director	March 16, 2015
David B. Stevens

*By:	/s/ JOHN P. BREEDLOVE
John P. Breedlove Attorney-in-fact

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.65*	Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015)
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and Notes to Consolidated Financial Statements