Form 10-Q
period 2015-03-31
IMATION CORP
filed 2015-05-11
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,699,593 shares of Common Stock, par value $0.01 per share, were outstanding April 30, 2015.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$155.4	$178.9
Cost of goods sold	121.4	145.2
Gross profit	34.0	33.7
Operating expenses:
Selling, general and administrative	41.0	43.4
Research and development	4.8	4.3
Restructuring and other	1.2	2.1
Total	47.0	49.8
Operating loss from continuing operations	(13.0)	(16.1)
Other (income) expense:
Interest income	(0.1)	(0.1)
Interest expense	0.6	0.6
Other, net expense	0.8	0.2
Total	1.3	0.7
Loss from continuing operations before income taxes	(14.3)	(16.8)
Income tax provision	0.1	—
Loss from continuing operations	(14.4)	(16.8)
Discontinued operations:
Loss on sale of discontinued businesses, net of income taxes	—	(0.5)
Loss from operations of discontinued businesses, net of income taxes	—	(0.2)
Loss from discontinued operations, net of income taxes	—	(0.7)
Net loss	$(14.4)	$(17.5)

Loss per common share — basic:
Continuing operations	$(0.35)	$(0.41)
Discontinued operations	—	(0.02)
Net loss	(0.35)	(0.43)
Loss per common share — diluted:
Continuing operations	$(0.35)	$(0.41)
Discontinued operations	—	(0.02)
Net loss	(0.35)	(0.43)

Weighted average shares outstanding — basic:	41.0	40.8
Weighted average shares outstanding — diluted:	41.0	40.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(14.4)	$(17.5)

Other comprehensive (loss) income, net of tax:

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period	0.9	(0.9)
Reclassification adjustment for net realized gains recorded in net loss	(2.1)	(0.3)
Total net unrealized losses on derivative financial instruments	(1.2)	(1.2)

Net pension adjustments:
Reclassification adjustment for defined benefit plans recorded in net loss	0.2	(0.1)

Unrealized foreign currency translation losses	(4.6)	(3.5)

Total other comprehensive loss, net of tax	(5.6)	(4.8)

Comprehensive loss	$(20.0)	$(22.3)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$96.2	$114.6
Accounts receivable, net	109.3	134.4
Inventories	62.9	57.7
Other current assets	32.3	32.7
Total current assets	300.7	339.4
Property, plant and equipment, net	43.5	45.0
Intangible assets, net	54.2	57.9
Goodwill	36.1	36.1
Other assets	18.3	20.8
Total assets	$452.8	$499.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92.2	$95.5
Short-term debt	20.1	18.9
Other current liabilities	77.9	98.2
Total current liabilities	190.2	212.6
Other liabilities	42.1	45.8
Total liabilities	232.3	258.4
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,027.0	1,034.6
Retained deficit	(714.3)	(699.9)
Accumulated other comprehensive loss	(90.4)	(84.8)
Treasury stock, at cost	(2.2)	(9.5)
Total shareholders' equity	220.5	240.8
Total liabilities and shareholders’ equity	$452.8	$499.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(14.4)	$(17.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.4	5.5
Other, net	2.7	1.7
Changes in operating assets and liabilities	(9.2)	4.8
Net cash used in operating activities	(15.5)	(5.5)
Cash Flows from Investing Activities:
Capital expenditures	(0.8)	(1.0)
Proceeds from sale of disposal group	0.4	0.3
Net cash used in investing activities	(0.4)	(0.7)
Cash Flows from Financing Activities:
Purchase of treasury stock	(0.7)	—
Exercise of stock options	—	0.2
Short-term debt repayment	(6.4)	(20.0)
Short-term borrowings	7.4	19.6
Net cash (used in) provided by financing activities	0.3	(0.2)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	—
Net change in cash and cash equivalents	(18.4)	(6.4)
Cash and cash equivalents — beginning of period	114.6	132.6
Cash and cash equivalents — end of period	$96.2	$126.2
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
The December 31, 2014 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The operating results of our former XtremeMacTM and MemorexTM consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. See Note 4 - Acquisitions and Divestitures for further information on these divestitures.
Note 2 — Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new guidance will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of this new guidance on our financial position and results of operations.
In April 2015, the Financial Accounting Standards Board issued new accounting guidance related to debt issuance costs. Under this new standard, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. For Imation, this is effective January 1, 2016, with early adoption permitted. Retroactive application to prior periods is required. As this standard impacts only the classification of certain amounts within the consolidated balance sheet, Imation does not expect this new standard to have a material impact on our financial position and results of operations.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2015	2014
Numerator:
Loss from continuing operations	$(14.4)	$(16.8)
Loss from discontinued operations	—	(0.7)
Net loss	$(14.4)	$(17.5)
Denominator:
Weighted average number of common shares outstanding during the period - basic	41.0	40.8
Dilutive effect of stock-based compensation plans	—	—
Weighted average number of diluted shares outstanding during the period - diluted	41.0	40.8

Loss per common share — basic:
Continuing operations	$(0.35)	$(0.41)
Discontinued operations	—	(0.02)
Net loss	(0.35)	(0.43)
Loss per common share — diluted:
Continuing operations	$(0.35)	$(0.41)
Discontinued operations	—	(0.02)
Net loss	(0.35)	(0.43)

Anti-dilutive shares excluded from calculation	3.6	4.3
Note 4 — Acquisitions and Divestitures
Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses.
On January 31, 2014, we completed the sale of our XtremeMac consumer electronics business. Total cash consideration was originally estimated at $3.1 million which consisted of $0.3 million of cash consideration, an interest-bearing note receivable of $0.3 million (maturing in December 2015) and $2.5 million to be received based on the proceeds the purchaser was able to achieve from selling the acquired inventory. The sale of this business resulted in a loss of $0.5 million which was recorded in discontinued operations during the first quarter of 2014. There were no results for discontinued operations for XtremeMac for the three months ended March 31, 2015.
On October 15, 2013, we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration. We received payments of $0.4 million during the first quarter of 2015, $1.9 million during 2014 and $0.9 million during 2013. The remaining receivable balance associated with the disposition of this business is recorded at an estimated fair value of $5.4 million. There were no results for discontinued operations for the Memorex consumer electronics business for the three months ended March 31, 2015.
The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net revenue	$—	$0.5

Loss on sale of discontinued businesses, before income taxes	—	(0.5)
Loss from operations of discontinued businesses, before income taxes	—	(0.2)
Income tax provision (benefit)	—	—
Loss from discontinued operations, net of income taxes	$—	$(0.7)
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:

	March 31,	December 31,
(In millions)	2015	2014
Accounts Receivable:
Accounts receivable	$116.3	$143.5
Less reserves and allowances[1]	(7.0)	(9.1)
Accounts receivable, net	$109.3	$134.4
Inventories:
Finished goods	$56.0	$51.1
Work in process	0.5	0.7
Raw materials and supplies	6.4	5.9
Total inventories	$62.9	$57.7
Property, Plant and Equipment:
Property, plant and equipment	$170.6	$184.0
Less accumulated depreciation	(127.1)	(139.0)
Property, plant and equipment, net	$43.5	$45.0
1Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
Other current liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes rebates payable of $21.1 million and $26.9 million and accrued payroll of $10.4 million and $18.4 million as of March 31, 2015 and December 31, 2014, respectively.
Other liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes pension liabilities of $20.8 million and $22.5 million as of March 31, 2015 and December 31, 2014, respectively.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
March 31, 2015
Cost	$34.1	$60.1	$19.6	$25.9	$139.7
Accumulated amortization	(15.1)	(56.0)	(4.1)	(10.3)	(85.5)
Intangible assets, net	$19.0	$4.1	$15.5	$15.6	$54.2
December 31, 2014
Cost	$34.2	$60.1	$20.0	$26.2	$140.5
Accumulated amortization	(14.0)	(55.3)	(3.7)	(9.6)	(82.6)
Intangible assets, net	$20.2	$4.8	$16.3	$16.6	$57.9
Other intangible assets, net as of March 31, 2015 consists primarily of $12.1 million of developed technology.
Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Amortization expense	$3.3	$3.2
Based on the intangible assets in service as of March 31, 2015, estimated amortization expense for the remainder of 2015 and each of the next five years is as follows:

(In millions)	2015 (Remainder)	2016	2017	2018	2019
Amortization expense	$8.8	$9.9	$8.7	$6.6	$6.2
Goodwill
The goodwill balance was $36.1 million as of March 31, 2015. The goodwill is solely contained within our Storage and Security Solutions reporting units. We will monitor our results and expected cash flows in the future to assess whether consideration of a goodwill impairment in our reporting units may be necessary.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Restructuring:
Severance and related	$0.5	$0.4
Lease termination costs	—	0.1
Other	0.3	0.1
Total restructuring	$0.8	$0.6
Other:
Pension settlement/curtailment (Note 9)	—	(0.7)
Other[1]	0.4	2.2
Total	$1.2	$2.1
1Other includes consulting fees and certain employee costs.
2012 Global Process Improvement Restructuring Program
In October 2012, the Board of Directors approved our Global Process Improvement (GPI) Program in order to realign our business structure and significantly reduce operating expenses over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The program has resulted in the reduction of $103 million in legacy costs in 2013 and 2014, while we continue to invest in our priority growth businesses. We have reduced corporate overhead and executive staff, and, to generate additional savings, Imation has a number of ongoing cost reduction and cash flow initiatives, including listing our corporate headquarters facility for sale. We expect to continue our efforts to reduce legacy expenses under this program.
Since the inception of the GPI Program, we have recorded a total of $22.0 million of severance and related expenses, $1.1 million of lease termination and modification costs, $4.8 million of other charges and $9.6 million of inventory write-offs.
Activity related to the 2012 GPI Program accruals was as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2014	0.8	0.3	0.2	1.3
Charges	0.3	—	0.2	0.5
Usage and payments	(0.6)	(0.1)	(0.2)	(0.9)
Accrued balance at March 31, 2015	0.5	0.2	0.2	0.9
We also recorded severance and related charges of $0.2 million and other charges of $0.1 million in the three months ended March 31, 2015 to other accruals as they were not related to the 2012 GPI Program accrual. These charges are not included in the table above.
Note 8 — Stock-Based Compensation
Stock-based compensation consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Stock-based compensation expense	$0.9	$1.6

We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the Stock Plans) which are described in detail in our 2014 Annual Report on Form 10-K. As of March 31, 2015, there were 1,273,822 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2014	3,897,986	$13.07
Granted	24,547	3.94
Exercised	—	—
Canceled	(113,753)	19.80
Forfeited	(39,687)	5.15
Outstanding March 31, 2015	3,769,093	$12.89
Exercisable as of March 31, 2015	3,351,970	$13.92
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the valuation of stock options:

	Three Months Ended
	March 31,
	2015	2014
Volatility	46.0%	43.0%
Risk-free interest rate	1.9%	1.1%
Expected life (months)	73	72
Dividend yield	—	—
As of March 31, 2015, there was $0.3 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2014	1,348,917	$3.81
Granted	690,661	3.80
Grant adjustments	—	—
Vested	(332,069)	3.74
Forfeited	(625)	5.79
Nonvested as of March 31, 2015	1,706,884	$3.82
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of March 31, 2015, there was $4.3 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.2 years.

Stock Appreciation Rights
During the three months ended March 31, 2015, we granted 2.7 million Stock Appreciation Rights (SARs) to certain employees associated with our Storage Solutions and Mobile Security operations. These awards were issued to incentivize employees to grow revenues. These awards expire on December 31, 2017 and only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, the payout from the current plan reduces the payout from the prior plan if the employee received grants under both plans. For the stock price condition, based on the terms of the awards, 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $8 per share or more by December 31, 2017 and the remaining 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $12 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of Storage Solutions or Mobile Security (depending on the award) must reach certain specified stretch targets by December 31, 2017. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to the stock price at the date of grant. As of March 31, 2015, we had 5.5 million SARs outstanding for which we have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three months ended March 31, 2015, we contributed $0.3 million to our worldwide pension plans. We presently anticipate contributing between $1 million and $2 million to fund our worldwide pension plans during the remainder of 2015.
Components of net periodic pension (credit) cost included the following:

	United States		International
	Three Months Ended March 31,
(In millions)	2015	2014	2015	2014
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.7	0.8	0.1	0.2
Expected return on plan assets	(1.0)	(1.2)	(0.2)	(0.2)
Amortization of net actuarial loss	0.3	0.3	0.1	—
Net periodic pension (credit) cost	$—	$(0.1)	$0.1	$0.1
Curtailment gain	—	—	—	(0.7)
Total pension (credit) cost	$—	$(0.1)	$0.1	$(0.6)
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three months ended March 31, 2015, we recorded income tax expense of $0.1 million. For the three months ended March 31, 2014, we recorded no income tax expense (benefit). The income tax expense for the three months ended March 31, 2015 is relatively consistent with the same period last year. The effective income tax rate for the three months ended March 31, 2015 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the effects of foreign tax rate differential.
We conduct business globally. As a result, we file income tax returns in multiple jurisdictions and are subject to review by various U.S and foreign taxing authorities. Our U.S. federal income tax returns for 2011 through 2013 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2008. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $1.6 million and $1.9 million as of March 31, 2015 and December 31, 2014, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect at this time.

Note 11 — Debt
As of March 31, 2015, we had short-term borrowings of $20.1 million with interest rates ranging from 2.6 percent to 4.5 percent. The borrowings were primarily from our credit agreements with various banks in the United States, Europe and Japan. Our Credit Agreement entered into in 2006 as amended (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, our remaining borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $21.6 million. We are in compliance with our covenant requirements as of March 31, 2015.
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

	March 31, 2015			December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets:
Foreign currency forward contracts	—	6.1	—	—	7.3	—
Other Derivative Instruments
We use foreign currency forward contracts to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts in other current assets or other current liabilities on our Condensed Consolidated Balance Sheets and, because we do not receive hedge accounting for these derivatives, changes in their value are recognized every reporting period in the Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2015 and 2014, we recorded net foreign currency losses of $0.6 million and no net foreign currency losses, respectively, in other (income) expense in the Condensed Consolidated Statements of Operations. These net losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $0.7 million and losses of $0.2 million from the related foreign currency forward contracts for the three months ended March 31, 2015 and 2014, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets were as follows:

	March 31, 2015			December 31, 2014
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$72.0	$6.1	$—	$86.7	$7.3	$—
Other hedges not receiving hedge accounting	24.4	—	—	23.4	—	—
Total	$96.4	$6.1	$—	$110.1	$7.3	$—

Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the three months ended March 31, 2015, we repurchased 0.2 million shares of common stock for $0.7 million. Since the authorization of this program, we have repurchased 2.8 million shares of common stock for $12.2 million and, as of March 31, 2015, we had remaining authorization to repurchase up to 2.2 million additional shares. The treasury stock held as of March 31, 2015 was acquired at an average price of $9.75 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2014	627,796
Purchases	157,101
Exercise of stock options	—
Restricted stock grants	(690,662)
Forfeitures and other	133,799
Balance as of March 31, 2015	228,034
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$5.1	$(20.6)	$(69.3)	$(84.8)
Other comprehensive income (loss) before reclassifications, net of tax [1]	0.9	—	(4.6)	(3.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2.1)	0.2	—	(1.9)
Net current period other comprehensive (loss) income	(1.2)	0.2	(4.6)	(5.6)
Balance as of March 31, 2015	$3.9	$(20.4)	$(73.9)	$(90.4)
1Income tax expense of $0.6 million was recorded for unrealized gains on derivative financial instruments for the three months ended March 31, 2015.
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 are as follows:

(In millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Operations Where (Gain) Loss is Presented
Gains on cash flow hedges	(3.2)	Cost of goods sold
Income tax expense	1.1	Income tax provision
	(2.1)
Amortization of net actuarial loss	0.3	Selling, general and administrative
Income tax benefit	(0.1)	Income tax provision
	0.2
Total reclassifications for the period	(1.9)

Note 14 — Segment Information
We manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our reporting segments are generally aligned with our key consumer and commercial channels.
We have two major product categories under our CSA segment: Consumer Storage Media and Audio and Accessories. Consumer Storage Media products include primarily optical products such as DVDs, CDs and Blu-rayTM disc recordable media as well as flash media. Audio and Accessories includes primarily headphones, audio electronics and accessories. Consumer storage solutions and audio products and accessories are sold under the ImationTM, MemorexTM, TREKTM and TDK Life on Record brands. We have two major product categories under our TSS segment: Commercial Storage Media and Storage and Security Solutions. Commercial Storage Media products consist mainly of magnetic data storage tape media and RDX® media. Storage and Security Solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability. Imation’s storage and security portfolio includes NexsanTM hybrid storage solutions and IronKeyTM mobile security solutions that address the needs of professionals for storage and archiving, secure data transport and mobile workspaces.
We evaluate segment performance based on revenue and operating income (loss). The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts may include depreciation and amortization, litigation settlement expense, goodwill impairment, intangible impairments, corporate expense, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments.
The operating results of our former XtremeMac and Memorex consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Acquisitions and Divestitures for further information on these divestitures.
Net revenue and operating income (loss) from continuing operations by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net revenue
Consumer Storage and Accessories:
Consumer Storage Media	$66.0	$89.5
Audio and Accessories	9.2	10.5
Total Consumer Storage and Accessories	75.2	100.0
Tiered Storage and Security Solutions:
Commercial Storage Media	47.9	51.4
Storage and Security Solutions	32.3	27.5
Total Tiered Storage and Security Solutions	80.2	78.9
Total net revenue	$155.4	$178.9

	Three Months Ended
	March 31,
(In millions)	2015	2014
Operating income (loss) from continuing operations
Consumer Storage and Accessories	$3.9	$4.1
Tiered Storage and Security Solutions	(6.5)	(8.8)
Total segment operating loss	(2.6)	(4.7)
Corporate and unallocated	(10.4)	(11.4)
Total operating loss	(13.0)	(16.1)
Interest income	(0.1)	(0.1)
Interest expense	0.6	0.6
Other, net expense	0.8	0.2
Loss from continuing operations before income taxes	$(14.3)	$(16.8)
Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of March 31, 2015, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase for issues relating to determination of a fair, reasonable and nondiscriminatory royalty rate. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable and nondiscriminatory terms in Japan, where Imation's sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. On February 18, 2015, the Tokyo District Court rendered a decision in favor of Imation that held One-Blue's sending of warning letters to Imation customers that threatened those customers with certain patent-related actions constituted an illegal "unfair competition practice" and issued a permanent injunction prohibiting One-Blue from sending any such warning letters in the future. One-Blue did not appeal that decision.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment. They also seek corporate governance reforms related to the Company’s compensation practices. The Directors have responded to the complaint denying all the allegations; the Company, as the nominal defendant, has responded denying the allegations as well. No trial date has been set.
Copyright Levies
Background and historical developments associated with our copyright levies are discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015 and December 31, 2014, we had accrued liabilities of $5.5 million and $9.3 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. In the first quarter of 2015, we reversed a $2.8 million accrual for copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. For example, in the first quarter of 2015, the French levy society, Copie France, filed a new summary proceeding, seeking $8.7 million in withheld levies. Imation believes this claim is without merit and intends to vigorously defend this action. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2015 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Imation Corp. is a global data storage and security company. With a 60-year history of technology leadership, the Company's mission is to help organizations store, protect and connect their digital world. The Company operates in two focused business segments: Tiered Storage and Security Solutions (TSS) and Consumer Storage and Accessories (CSA). We have four major product categories: Storage and Security Solutions and Commercial Storage Media in our TSS segment and Consumer Storage Media and Audio and Accessories in our CSA segment. Our brands include ImationTM, NexsanTM, IronKeyTM, TDK Life on Record, TREKTM and MemorexTM. As used in this document, the terms "Imation", "the Company", "we", "us" and "our" mean Imation Corp. and its subsidiaries and consolidated entities unless the context indicates otherwise.
Executive Summary
Consolidated Results of Operations for the Three Months Ended March 31, 2015

•
Net revenue from continuing operations of $155.4 million for the three months ended March 31, 2015 was down 13.1 percent compared with $178.9 million in the same period last year. The decrease was due to secular declines in our legacy businesses and currency impacts, which was partially offset by year-over-year growth of 17.5 percent in our Storage and Security Solutions business.

•
Operating loss from continuing operations was $13.0 million for the three months ended March 31, 2015 compared with an operating loss of $16.1 million in the same period last year, an improvement of $3.1 million primarily due to improved gross profit.

•	Diluted loss per share from continuing operations was $0.35 for the three months ended March 31, 2015 compared with a diluted loss per share of $0.41 for the same period last year.

•	Foreign currency exchange rates negatively impacted revenue for the three months ended March 31, 2015 by 6.5 percent compared to the same period last year.
Cash Flow/Financial Condition for the Three Months Ended March 31, 2015

•
Cash and cash equivalents totaled $96.2 million at March 31, 2015 compared with $114.6 million at December 31, 2014. The anticipated decline in the cash balance reflects the ongoing investment in Storage and Security Solutions growth initiatives and seasonal working capital changes, as well as currency effects.

•
Cash used in operating activities was $15.5 million for the three months ended March 31, 2015 compared with $5.5 million in the same period last year. The increase was primarily due to the working capital benefit from the Memorex consumer electronics divestiture in the first quarter of 2014.

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

Net Revenue

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Net revenue	$155.4	$178.9	(13.1)%
Net revenue for the three months ended March 31, 2015 decreased 13.1 percent compared with the same period last year. From a segment perspective, TSS grew 1.6 percent and CSA declined 24.8 percent. Within the TSS segment, Storage and Security Solutions revenue grew by 17.5 percent and was partially offset by revenue declines in Commercial Storage Media of 6.8 percent. The growth in Storage and Security Solutions was due to both our Nexsan hybrid storage solutions and IronKey mobile security businesses. Commercial Storage Media had single digit percentage revenue declines compared to double digit declines in the same period last year, in both periods due to secular declines. The decline in our CSA reporting segment was due to expected secular declines in our legacy Consumer Storage Media products and negative impacts of foreign currency translation. Revenue for the three months ended March 31, 2015 compared with the same period last year was negatively impacted by foreign currency translation of 6.5 percent. See Segment Results for further discussion of our reporting segments and our products.
Gross Profit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Gross profit	$34.0	$33.7	0.9%
Gross margin	21.9%	18.8%
Gross profit for the three months ended March 31, 2015 increased slightly compared with the same period last year due to higher gross profit in TSS which was partially offset by lower gross profit in our declining CSA segment. Gross profit in TSS increased due to revenue growth of 17.5 percent in our Storage and Security Solutions business which was partially offset by expected revenue declines in our Commercial Storage Media products. Gross profit in CSA decreased due to expected secular declines in our legacy Consumer Storage Media products which were partially offset by the reversal of a $2.8 million accrual for copyright levies as a result of a favorable court ruling in Germany.
Gross margin for the three months ended March 31, 2015 increased compared with the same period last year due to improved margins in both our TSS and CSA segments. Gross margins in TSS increased due to improved sourcing costs, lower discounts and our product mix moving towards the higher margins of our Storage and Security Solutions products. Gross margins in CSA improved due to the reversal of a $2.8 million accrual for copyright levies as a result of a favorable court ruling in Germany as well as higher margins in our Consumer Storage Media business.
Selling, General and Administrative (SG&A)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Selling, general and administrative	$41.0	$43.4	(5.5)%
As a percent of revenue	26.4%	24.3%
SG&A expense decreased for the three months ended March 31, 2015 compared with the same period last year due to lower spending and currency impacts. We reduced legacy and administrative operating costs by $2.2 million during the quarter in order to operate as a smaller company with more focused product lines and streamlined core operational processes. During 2013 and 2014, we reduced legacy costs by $103.0 million.

Research and Development (R&D)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Research and development	$4.8	$4.3	11.6%
As a percent of revenue	3.1%	2.4%
R&D expense increased for the three months ended March 31, 2015 compared with the same period last year which reflects the Company's increased investment in higher-margin projects in Storage and Security Solutions, partially offset by reductions in our investments in our legacy Commercial Storage Media business.
Restructuring and Other

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Restructuring and other	$1.2	$2.1	(42.9)%
For the three months ended March 31, 2015, the $1.2 million of restructuring and other expense related to restructuring costs of $0.8 million and other costs of $0.4 million. The $0.8 million of restructuring costs consist of severance and related costs. The $0.4 million of other costs primarily consist of employee costs and professional fees. For the three months ended March 31, 2014, the $2.1 million of restructuring and other expense related to restructuring costs of $0.6 million and other costs of $1.5 million. The $0.6 million of restructuring costs consist of severance and related costs. The $1.5 million of other costs primarily consists of employee costs and professional fees of $2.2 million that was partially offset by a $0.7 million curtailment gain related to our Japan pension plan.
Restructuring expense in 2015 and 2014 related to our 2012 Global Process Improvement Restructuring Program. See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements for further details on our restructuring and other expense.
Operating Loss from Continuing Operations

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Operating loss from continuing operations	$(13.0)	$(16.1)	(19.3)%
As a percent of revenue	(8.4)%	(9.0)%
Operating loss from continuing operations decreased for the three months ended March 31, 2015 compared with the same period last year primarily due to the items discussed above.
Other (Income) Expense

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Interest income	$(0.1)	$(0.1)	—%
Interest expense	0.6	0.6	—%
Other, net expense	0.8	0.2	300.0%
Total other expense	$1.3	$0.7	85.7%
As a percent of revenue	0.8%	0.4%
Other, net expense for the three months ended March 31, 2015 increased compared with the same period last year due to higher losses recorded as a result of exchange rate changes on transactions in foreign currencies.

Income Tax (Benefit) Provision

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Income tax provision	$0.1	$—	NM
Effective tax rate	(0.7)%	—%
NM - Not meaningful
The income tax provision for the three months ended March 31, 2015 is consistent compared with the same period last year. We maintain a valuation allowance related to our U.S. deferred tax assets and, therefore, no tax benefit was recorded related to our U.S. losses in any of the periods presented.
Loss from Discontinued Operations

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Loss on sale of discontinued businesses, net of income taxes	$—	$(0.5)	(100.0)%
Loss from operations of discontinued businesses, net of income taxes	—	(0.2)	(100.0)%
Loss from discontinued operations	$—	$(0.7)	(100.0)%
Loss from discontinued operations represents operations from our former XtremeMac and Memorex consumer electronics businesses. For the three months ended March 31, 2015, discontinued operations had no effect. The loss for the three months ended March 31, 2014 includes a $0.5 million loss on the sale of the XtremeMac business which closed on January 31, 2014. See Note 4 - Acquisitions and Divestitures in our Notes to Condensed Consolidated Financial Statements for more information on our discontinued operations.
Segment Results
We operate our business through two focused business segments: Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our business segments are generally aligned with our key consumer and commercial channels.
We have two major product categories under our CSA reporting segment: Consumer Storage Media and Audio and Accessories. Consumer Storage Media products include optical products, USB flash drives, flash cards and external hard disk drives. Imation's optical products consist of DVDs, CDs, and Blu-ray recordable media. Audio and Accessories include speakers, headphones and accessories. We have two major product categories under our TSS reporting segment: Commercial Storage Media and Storage and Security Solutions. Commercial Storage Media products consist mainly of magnetic data storage tape media and RDX media. Storage and Security Solutions includes Imation Nexsan products as well as Mobile Security, under the Ironkey brand.
We evaluate segment performance based on revenue and operating income (loss). The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts may include depreciation and amortization, litigation settlement expense, goodwill impairment, intangible impairments, corporate expense, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to the segments.
Information related to our segments is as follows:
     Consumer Storage and Accessories

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Net revenue	$75.2	$100.0	(24.8)%
Operating income	3.9	4.1	(4.9)%
As a percent of revenue	5.2%	4.1%

The decrease in CSA net revenue for the three months ended March 31, 2015 compared with the same period last year was driven by declines in Consumer Storage Media and Audio and Accessories products and negative currency impacts. Consumer Storage Media declined $23.5 million, or 26.3 percent, for the three months ended March 31, 2015 which was driven by expected secular declines in optical media products. Audio and Accessories decreased $1.3 million, or 12.4 percent, for the three months ended March 31, 2015. Changes in foreign currency translation rates negatively impacted revenue as we derive the majority of our CSA revenue outside of the United States.
Operating income decreased for the three months ended March 31, 2015 compared with the same period last year driven by lower gross profit in Consumer Storage Media and Audio and Accessories products in 2015 from lower revenues. For the three months ended March 31, 2015, SG&A expense was down and R&D expense was flat from the same periods last year.
Tiered Storage and Security Solutions

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Net revenue	$80.2	$78.9	1.6%
Operating loss	(6.5)	(8.8)	(26.1)%
As a percent of revenue	(8.1)%	(11.2)%
The increase in TSS net revenue for the three months ended March 31, 2015 compared with the same period last year was due to a revenue increase of 17.5 percent in our Storage and Security Solutions business partially offset by a decline of 6.8 percent in our Commercial Storage Media business. The growth in Storage and Security Solutions was due to both our Nexsan hybrid storage solutions and IronKey mobile security businesses. Commercial Storage Media had single digit percentage revenue declines compared to double digit declines in the same period last year, in both periods due to secular declines.
Operating loss decreased for the three months ended March 31, 2015 compared with the same period last year. The decrease for the three months ended March 31, 2015 was driven by higher gross profit in Storage and Security Solutions and lower SG&A expense partially offset by lower gross profit in Commercial Storage Media and higher R&D expense. We aggressively reduced SG&A and R&D expense in our legacy Commercial Storage Media business while we invested in the growing Storage and Security Solutions business, significantly increasing our R&D expense for Storage and Security Solutions.
     Corporate and Unallocated

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2015	2014
Operating loss	$(10.4)	$(11.4)	(8.8)%
The Corporate and Unallocated operating loss decreased for the three months ended March 31, 2015 compared with the same period last year. For the three months ended March 31, 2015 and 2014, respectively, the operating loss includes the $1.2 million and $2.1 million of restructuring and other charges discussed earlier.
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
Changes in foreign currency translation rates negatively impacted worldwide revenue by 6.5 percent and 3.0 percent for the three months ended March 31, 2015 and 2014, respectively.
Our foreign currency hedging program attempts to manage some of the foreign currency risks over near term periods, however, the program cannot ensure that the adverse financial impact resulting from unfavorable movements in foreign exchange rates will be entirely offset. It is difficult to predict the longer term effects of exchange rates on revenue and profit (see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q).
Financial Position
Our cash and cash equivalents balance as of March 31, 2015 was $96.2 million compared to $114.6 million as of December 31, 2014. The anticipated decline in cash reflects the ongoing investment in Storage and Security Solutions growth initiatives and seasonal working capital changes, as well as currency effects. Imation repurchased approximately 157,000 shares of common stock for $0.7 million during the quarter.
Our accounts receivable balance as of March 31, 2015 was $109.3 million, a decrease of $25.1 million from $134.4 million as of December 31, 2014 as a result of the seasonally strong sales in the fourth quarter of 2014 and the continued secular revenue declines in our legacy businesses. Days sales outstanding (DSO) was 55 days as of March 31, 2015, the same as of December 31, 2014. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of March 31, 2015 was $62.9 million, an increase of $5.2 million from $57.7 million as of December 31, 2014. Days of inventory supply was 49 days as of March 31, 2015, up 5 days from December 31, 2014. We expected inventory levels to increase in the first quarter of 2015. The increase was primarily driven by lower inventory levels as of December 31, 2014 due to strong fourth quarter sales in 2014 as well as the West Coast port labor dispute which delayed some inventory receipts. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our other current liabilities balance as of March 31, 2015 was $77.9 million compared to $98.2 million as of December 31, 2014. The decrease of $20.3 million was mainly due to seasonal variable compensation and rebate payments.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Net loss	$(14.4)	$(17.5)
Adjustments to reconcile net loss to net cash used in operating activities	8.1	7.2
Changes in operating assets and liabilities	(9.2)	4.8
Net cash used in operating activities	$(15.5)	$(5.5)
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities was $15.5 million for the three months ended March 31, 2015 reflecting our ongoing investment in Storage and Security Solutions growth initiatives, working capital changes and currency translation impacts. Cash used in operating activities was $5.5 million for the three months ended March 31, 2014 reflecting negative earnings and seasonal variable compensation and rebate payments in the first quarter of 2014, partially offset by changes in working capital.
Cash Flows Used in Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Capital expenditures	$(0.8)	$(1.0)
Proceeds from sale of disposal group	0.4	0.3
Net cash used in investing activities	$(0.4)	$(0.7)
Cash used in investing activities for the three months ended March 31, 2015 included capital expenditures of $0.8 million partially offset by proceeds from the sale of our discontinued businesses. Cash used in investing activities for the three months ended March 31, 2014 included capital expenditures of $1.0 million, partially offset by proceeds from the sale of our discontinued businesses.

Cash Flows Provided by (Used in) Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Purchase of treasury shares	$(0.7)	$—
Exercise of stock options	—	0.2
Short-term debt repayment	(6.4)	(20.0)
Short-term borrowings	7.4	19.6
Net cash provided by (used in) financing activities	$0.3	$(0.2)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the three months ended March 31, 2015, we repurchased 0.2 million shares of common stock for $0.7 million at an average price of $4.18. Since the authorization of this program, we have repurchased 2.8 million shares of common stock for $12.2 million at an average price of $4.42 per share. As of March 31, 2015, we had remaining authorization to repurchase up to 2.2 million additional shares.
Our Credit Agreement entered into in 2006 as amended (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, our remaining borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $21.6 million.
As of March 31, 2015, we had $20.1 million of borrowings outstanding under our credit facilities with interest rates ranging from 2.6 percent to 4.5 percent. We are in compliance with our covenant requirements as of March 31, 2015.
Our liquidity needs for the remaining nine months of 2015 include the following: restructuring payments of approximately $1 million to $4 million, up to $20 million repayment on our credit facility, capital expenditures of approximately $4 million to $5 million, pension funding of approximately $1 million to $2 million, operating lease payments of approximately $4 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of March 31, 2015, there have been no material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Fair Value Measurements
See Note 12 - Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There were no significant changes to these accounting policies for the first three months of 2015.
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

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to meet future revenue growth, gross margin and earnings targets; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; the loss of a major customer, partner or reseller; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facilities; our ability to retain key employees; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of the announcement of our review of strategic alternatives; the effect of the proxy contest for the election of directors at our annual meeting and other activist shareholder activities; and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and from time to time in our filings with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2014. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, we had $96.4 million notional amount of foreign currency forward and option contracts of which $24.4 million hedged recorded balance sheet exposures. This compares to $110.1 million notional amount of foreign currency forward and option contracts as of December 31, 2014 of which $23.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of March 31, 2015 by $6.7 million.
Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2015, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Vice President and Chief Financial Officer, Scott J. Robinson, have concluded that the disclosure controls and procedures were effective.
During the quarter ended March 31, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of March 31, 2015, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable and nondiscriminatory terms. Imation intends to vigorously defend the case. This matter is now in the discovery phase for issues relating to determination of a fair, reasonable and nondiscriminatory royalty rate. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable and nondiscriminatory terms in Japan, where Imation's sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. On February 18, 2015, the Tokyo District Court rendered a decision in favor of Imation that held One-Blue's sending of warning letters to Imation customers that threatened those customers with certain patent-related actions constituted an illegal "unfair competition practice" and issued a permanent injunction prohibiting One-Blue from sending any such warning letters in the future. One-Blue did not appeal that decision.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment. They also seek corporate governance reforms related to the Company’s compensation practices.  The Directors have responded to the complaint denying all the allegations; the Company, as the nominal defendant, has responded denying the allegations as well.  No trial date has been set.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for information on Copyright Levies.
Item 1A. Risk Factors.
There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For further information, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share

Period
January 1, 2015 - January 31, 2015	—	—	—	2,386,990
February 1, 2015 - February 28, 2015	132,473	4.06	—	2,386,990
March 1, 2015 - March 31, 2015	157,802	4.18	157,101	2,229,889
Total	290,275	$4.13	157,101	2,229,889
(a) The purchases in this column include shares repurchased as a part of our publicly announced program and include 133,174 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column relates to shares that were surrendered to Imation by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards and the purchase of shares as a part of our publicly announced program.
(c) On May 3, 2012, the Company announced that on May 2, 2012 our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. The authorization has no expiration date.
Item 3. Defaults Upon Senior Securities.
 Not Applicable
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
 Not Applicable
Item 6. Exhibits.
 The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Current Report on Form 8-K filed February 13, 2015)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	May 11, 2015	/s/ Scott J. Robinson
Scott J. Robinson
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Current Report on Form 8-K filed February 13, 2015)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.