Form 10-Q
period 2015-06-30
IMATION CORP
filed 2015-08-10
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,756,683 shares of Common Stock, par value $0.01 per share, were outstanding July 31, 2015.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$150.6	$178.6	$306.0	$357.5
Cost of goods sold	121.6	144.7	243.0	289.9
Gross profit	29.0	33.9	63.0	67.6
Operating expenses:
Selling, general and administrative	38.6	44.3	79.6	87.7
Research and development	4.8	4.5	9.6	8.8
Restructuring and other	1.5	5.2	2.7	7.3
Total	44.9	54.0	91.9	103.8
Operating loss from continuing operations	(15.9)	(20.1)	(28.9)	(36.2)
Other (income) expense:
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Interest expense	0.6	0.6	1.2	1.2
Other, net expense	0.8	0.8	1.6	1.0
Total	1.3	1.3	2.6	2.0
Loss from continuing operations before income taxes	(17.2)	(21.4)	(31.5)	(38.2)
Income tax provision (benefit)	0.2	(1.6)	0.3	(1.6)
Loss from continuing operations	(17.4)	(19.8)	(31.8)	(36.6)
Discontinued operations:
Loss on sale of discontinued businesses, net of income taxes	—	(1.2)	—	(1.7)
Loss from operations of discontinued businesses, net of income taxes	—	(0.4)	—	(0.6)
Loss from discontinued operations, net of income taxes	—	(1.6)	—	(2.3)
Net loss	$(17.4)	$(21.4)	$(31.8)	$(38.9)

Loss per common share — basic:
Continuing operations	$(0.42)	$(0.48)	$(0.77)	$(0.89)
Discontinued operations	—	(0.04)	—	(0.06)
Net loss	(0.42)	(0.52)	(0.77)	(0.95)
Loss per common share — diluted:
Continuing operations	$(0.42)	$(0.48)	$(0.77)	$(0.89)
Discontinued operations	—	(0.04)	—	(0.06)
Net loss	(0.42)	(0.52)	(0.77)	(0.95)

Weighted average shares outstanding — basic:	41.1	41.2	41.1	41.0
Weighted average shares outstanding — diluted:	41.1	41.2	41.1	41.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(17.4)	$(21.4)	$(31.8)	$(38.9)

Other comprehensive (loss) income, net of tax:

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period	2.1	(0.5)	3.1	(1.5)
Reclassification adjustment for net realized gains recorded in net loss	(1.3)	(0.1)	(3.6)	(0.4)
Total net unrealized gains (losses) on derivative financial instruments	0.8	(0.6)	(0.5)	(1.9)

Net pension adjustments:
Liability adjustments for defined benefit plans	—	0.8	—	0.8
Reclassification adjustment for defined benefit plans recorded in net loss	0.2	0.8	0.3	0.7
Total net pension adjustments	0.2	1.6	0.3	1.5

Unrealized foreign currency translation gains (losses)	1.1	2.2	(3.5)	(1.3)

Total other comprehensive income (loss), net of tax	2.1	3.2	(3.7)	(1.7)

Comprehensive loss	$(15.3)	$(18.2)	$(35.5)	$(40.6)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$89.8	$114.6
Accounts receivable, net	103.1	134.4
Inventories	59.5	57.7
Other current assets	22.8	32.7
Total current assets	275.2	339.4
Property, plant and equipment, net	42.4	45.0
Intangible assets, net	51.6	57.9
Goodwill	36.1	36.1
Other assets	18.2	20.8
Total assets	$423.5	$499.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$78.0	$95.5
Short-term debt	19.6	18.9
Other current liabilities	79.9	98.2
Total current liabilities	177.5	212.6
Other liabilities	41.6	45.8
Total liabilities	219.1	258.4
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,039.7	1,034.6
Retained deficit	(731.7)	(699.9)
Accumulated other comprehensive loss	(88.5)	(84.8)
Treasury stock, at cost	(15.5)	(9.5)
Total shareholders' equity	204.4	240.8
Total liabilities and shareholders’ equity	$423.5	$499.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(31.8)	$(38.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10.6	10.9
Other, net	1.0	5.1
Changes in operating assets and liabilities	(1.3)	6.1
Net cash used in operating activities	(21.5)	(16.8)
Cash Flows from Investing Activities:
Capital expenditures	(1.8)	(2.3)
Proceeds from sale of disposal group	0.7	1.6
Proceeds from sale of assets	1.2	—
Net cash provided by (used in) investing activities	0.1	(0.7)
Cash Flows from Financing Activities:
Purchase of treasury stock	(1.7)	(0.9)
Exercise of stock options	—	0.4
Short-term debt repayment	(12.4)	(24.9)
Short-term borrowings	12.9	24.5
Net cash used in financing activities	(1.2)	(0.9)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	0.5
Net change in cash and cash equivalents	(24.8)	(17.9)
Cash and cash equivalents — beginning of period	114.6	132.6
Cash and cash equivalents — end of period	$89.8	$114.7
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
Note 2 — Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new guidance will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the guidance was revised to be effective for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of this new guidance on our financial position and results of operations.
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
In May 2015, the Financial Accounting Standards Board issued new accounting guidance related to the disclosures for investments in certain entities that calculate net asset value per share (or its equivalent). This standard modifies existing disclosure requirements such that investments for which the practical expedient is used to measure their fair value at net asset value (NAV) would be removed from the fair value hierarchy disclosures. Instead, an entity would be required to include those investments as a reconciling item such that the total fair value amount of investments in the fair value hierarchy disclosure is consistent with the amount on the balance sheet. Changes were also made to the requirements in a sponsor’s employee benefit plan asset disclosures. For Imation, this standard is effective January 1, 2016, with retrospective application required. Early adoption is permitted. As this standard only impacts certain disclosures, it will not impact the Company’s consolidated results of operations and financial condition.

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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(17.4)	$(19.8)	$(31.8)	$(36.6)
Loss from discontinued operations	—	(1.6)	—	(2.3)
Net loss	$(17.4)	$(21.4)	$(31.8)	$(38.9)
Denominator:
Weighted average number of common shares outstanding during the period - basic	41.1	41.2	41.1	41.0
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period - diluted	41.1	41.2	41.1	41.0

Loss per common share — basic:
Continuing operations	$(0.42)	$(0.48)	$(0.77)	$(0.89)
Discontinued operations	—	(0.04)	—	(0.06)
Net loss	(0.42)	(0.52)	(0.77)	(0.95)
Loss per common share — diluted:
Continuing operations	$(0.42)	$(0.48)	$(0.77)	$(0.89)
Discontinued operations	—	(0.04)	—	(0.06)
Net loss	(0.42)	(0.52)	(0.77)	(0.95)

Anti-dilutive shares excluded from calculation	3.3	4.9	3.5	4.7
Note 4 — Acquisitions and Divestitures
Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses.
On January 31, 2014, we completed the sale of our XtremeMac consumer electronics business. Total cash consideration was originally estimated at $3.1 million which consisted of $0.3 million of cash consideration, an interest-bearing note receivable of $0.3 million (maturing in December 2015) and $2.5 million to be received based on the proceeds the purchaser was able to achieve from selling the acquired inventory. The sale of this business resulted in a loss of $0.5 million which was recorded in discontinued operations during the first quarter of 2014. During the second quarter of 2014, we revised downward our estimate of the consideration we expected to receive by $1.2 million based on the purchaser's proceeds from selling the acquired inventory and, accordingly, recognized a loss of $1.2 million as a component of discontinued operations for the three months ended June 30, 2014. There were no results for discontinued operations for XtremeMac for the three and six months ended June 30, 2015.

On October 15, 2013, we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration. We received payments of $0.7 million during the six months ended June 30, 2015, $1.9 million during 2014 and $0.9 million during 2013. The remaining receivable balance associated with the disposition of this business is recorded at an estimated fair value of $5.1 million. There were no results for discontinued operations for the Memorex consumer electronics business for the three and six months ended June 30, 2015.
The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.
The key components of the results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net revenue	$—	$—	$—	$0.5

Loss on sale of discontinued businesses, before income taxes	—	(1.2)	—	(1.7)
Loss from operations of discontinued businesses, before income taxes	—	(0.4)	—	(0.6)
Income tax provision (benefit)	—	—	—	—
Loss from discontinued operations, net of income taxes	$—	$(1.6)	$—	$(2.3)
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:

	June 30,	December 31,
(In millions)	2015	2014
Accounts Receivable:
Accounts receivable	$110.0	$143.5
Less reserves and allowances[1]	(6.9)	(9.1)
Accounts receivable, net	$103.1	$134.4
Inventories:
Finished goods	$52.1	$51.1
Work in process	0.5	0.7
Raw materials and supplies	6.9	5.9
Total inventories	$59.5	$57.7
Property, Plant and Equipment:
Property, plant and equipment	$165.9	$184.0
Less accumulated depreciation	(123.5)	(139.0)
Property, plant and equipment, net	$42.4	$45.0
1Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
Other current liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes rebates payable of $21.6 million and $26.9 million and accrued payroll of $12.0 million and $18.4 million as of June 30, 2015 and December 31, 2014, respectively.
Other liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes pension liabilities of $20.8 million and $22.5 million as of June 30, 2015 and December 31, 2014, respectively.

Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
June 30, 2015
Cost	$34.2	$60.0	$20.0	$26.3	$140.5
Accumulated amortization	(16.4)	(56.5)	(4.6)	(11.4)	(88.9)
Intangible assets, net	$17.8	$3.5	$15.4	$14.9	$51.6
December 31, 2014
Cost	$34.2	$60.1	$20.0	$26.2	$140.5
Accumulated amortization	(14.0)	(55.3)	(3.7)	(9.6)	(82.6)
Intangible assets, net	$20.2	$4.8	$16.3	$16.6	$57.9
Other intangible assets, net as of June 30, 2015 consists primarily of $11.6 million of acquired developed technology.
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Amortization expense	$3.1	$3.2	$6.4	$6.4
Based on the intangible assets in service as of June 30, 2015, estimated amortization expense for the remainder of 2015 and each of the next four years is as follows:

(In millions)	2015 (Remainder)	2016	2017	2018	2019
Amortization expense	$5.7	$9.9	$8.7	$6.6	$6.2
Goodwill
The goodwill balance was $36.1 million as of June 30, 2015. The goodwill is solely contained within our Storage and Security Solutions reporting units. We will monitor our results and expected cash flows in the future to assess whether consideration of a goodwill impairment in our reporting units may be necessary. During the six months ended June 30, 2015, there were no events or indications that, in our judgment, would require an interim assessment of goodwill impairment.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Restructuring Expense:
Severance and related	$0.4	$2.4	$0.9	$2.8
Lease termination costs	—	—	—	0.1
Other	0.1	0.8	0.4	0.9
Total restructuring	$0.5	$3.2	$1.3	$3.8
Other Expense:
Pension settlement/curtailment (Note 9)	—	0.6	—	(0.1)
Other[1]	1.0	1.4	1.4	3.6
Total	$1.5	$5.2	$2.7	$7.3
1Other includes consulting fees and certain employee costs.
2012 Global Process Improvement Restructuring Program
In October 2012, the Board of Directors approved our Global Process Improvement (GPI) Program in order to realign our business structure and significantly reduce operating expenses over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. We expect to continue our efforts to reduce legacy expenses.
Since the inception of the GPI Program, we have recorded a total of $22.4 million of severance and related expenses, $1.1 million of lease termination and modification costs, $4.9 million of other charges and $9.6 million of inventory write-offs.
Activity related to the 2012 GPI Program accruals was as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2014	0.8	0.3	0.2	1.3
Charges	0.3	—	0.2	0.5
Usage and payments	(0.6)	(0.1)	(0.2)	(0.9)
Accrued balance at March 31, 2015	0.5	0.2	0.2	0.9
Charges	0.1	—	0.1	0.2
Usage and payments	(0.1)	(0.2)	(0.1)	(0.4)
Accrued balance at June 30, 2015	0.5	—	0.2	0.7
In the three months ended June 30, 2015, we also recorded severance and related charges of $0.3 million to other accruals as they were not related to the 2012 GPI Program. In the six months ended June 30, 2015, we recorded severance and related charges of $0.5 million and other charges of $0.1 million to other accruals as they were not related to the 2012 GPI Program. These charges are not included in the table above.
Note 8 — Stock-Based Compensation
Stock-based compensation consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Stock-based compensation expense	$0.5	$1.4	$1.4	$3.0

We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the Stock Plans) which are described in detail in our 2014 Annual Report on Form 10-K. As of June 30, 2015, there were 1,988,854 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2014	3,897,986	$13.07
Granted	24,547	3.94
Exercised	(12,381)	3.84
Canceled	(321,880)	25.35
Forfeited	(43,497)	7.36
Outstanding June 30, 2015	3,544,775	$11.99
Exercisable as of June 30, 2015	3,348,131	$12.48
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the valuation of stock options:

	Six Months Ended
	June 30,
	2015	2014
Volatility	46.0%	46.2%
Risk-free interest rate	1.9%	1.9%
Expected life (months)	73	73
Dividend yield	—	—
As of June 30, 2015, there was $0.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2014	1,348,917	$3.81
Granted	862,706	3.97
Grant adjustments	—	—
Vested	(807,239)	4.19
Forfeited	(867,445)	3.76
Nonvested as of June 30, 2015	536,939	$3.57
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
Effective May 22, 2015, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements and certain incentive award agreements with its executives as a result of the election of three new directors to the Company’s Board of Directors by shareholders at the shareholder meeting on May 20, 2015 (the "May 2015 Change of Control Event"). Upon a change of control, under the terms of the agreements with these executives, certain performance-based restricted shares would immediately vest and be paid out in cash. As a result, 225,347 restricted shares were vested immediately, and a cash payment of $1.0 million was made to settle such awards. The only situation in which such shares would have been settled in cash was pursuant to a change of control. Additionally, 866,820 restricted shares that were subject to vesting in the future were forfeited.
As of June 30, 2015, there was $1.5 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.4 years.
Stock Appreciation Rights
During the six months ended June 30, 2015, we granted 2.7 million Stock Appreciation Rights (SARs) to certain employees associated with our Storage Solutions and Mobile Security operations. These awards were issued to incentivize employees to grow revenues. These awards expire on December 31, 2017 and only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, under the terms of the 2015 SARs, any cash payments to an individual under a 2015 vested SAR would reduce any cash payment received under any earlier SAR grant pertaining to that individual, if and when such earlier SAR vests. For the stock price condition, based on the terms of the awards, 50 percent of the SARs could vest if the 30-day average Imation stock price reaches $8 per share or more by December 31, 2017 and the remaining 50 percent of the SARs could vest if the 30-day average Imation stock price reaches $12 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of Storage Solutions or Mobile Security (depending on the award) must reach certain specified stretch targets by December 31, 2017. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to the stock price at the date of grant. As of June 30, 2015, we had 5.1 million SARs outstanding for which we have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three and six months ended June 30, 2015, we contributed $0.3 million and $0.6 million to our worldwide pension plans, respectively. We presently anticipate contributing up to $0.5 million to fund our worldwide pension plans during the remainder of 2015.
During the six months ended June 30, 2014, we recorded a curtailment gain in the amount of $0.7 million relating to our pension plan in Japan. This amount was recorded to restructuring and other in our Condensed Consolidated Statements of Operations.
Components of net periodic pension (credit) cost included the following:

	United States		International		United States		International
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$0.1	$0.1	$—	$—	$0.2	$0.2
Interest cost	0.7	0.8	0.1	0.2	1.4	1.6	0.2	0.4
Expected return on plan assets	(1.0)	(1.2)	(0.2)	(0.2)	(2.0)	(2.4)	(0.4)	(0.4)
Amortization of net actuarial loss	0.3	0.3	0.1	0.1	0.6	0.6	0.2	0.1
Amortization of prior service credit	—	—	—	(0.1)	—	—	—	(0.1)
Net periodic pension (credit) cost	$—	$(0.1)	$0.1	$0.1	$—	$(0.2)	$0.2	$0.2
Settlement loss	—	0.6	—	—	—	0.6	—	—
Curtailment gain	—	—	—	—	—	—	—	(0.7)
Total pension (credit) cost	$—	$0.5	$0.1	$0.1	$—	$0.4	$0.2	$(0.5)
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

For the three and six months ended June 30, 2015, we recorded income tax expense of $0.2 million and $0.3 million, respectively. For both the three and six months ended June 30, 2014, we recorded income tax benefit of $1.6 million. The change in the income tax expense for the three months ended June 30, 2015 compared to the same period last year is due to valuation allowances established in the current year, which resulted in tax losses not being benefited. The effective income tax rate for the three and six months ended June 30, 2015 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the effects of foreign tax rate differential.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $1.6 million and $1.9 million as of June 30, 2015 and December 31, 2014, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect at this time.
Note 11 — Debt
As of June 30, 2015, we had short-term borrowings of $19.6 million with interest rates ranging from 2.6 percent to 2.7 percent. The borrowings were primarily from our credit agreements with various banks in the United States, Europe and Japan. As of June 30, 2015, our remaining borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $19.6 million. We are in compliance with our covenant requirements as of June 30, 2015.
Our Credit Agreement entered into in 2006 as amended (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2014. In order to reduce borrowing costs, the maximum amount of borrowings under the Credit Agreement was reduced at the Company's request from $170 million to $100 million on May 28, 2015. The new limit does not impact our borrowing capacity as our borrowing availability under the Credit Agreement is under $100 million. The new sublimits are $80 million in the United States and $20 million in Europe. All other terms of the Credit Agreement remain the same.
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

	June 30, 2015			December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets:
Foreign currency forward contracts	—	0.2	—	—	7.3	—
Derivative liabilities:
Foreign currency forward contracts	—	(0.8)	—	—	—	—
Total net derivative (liabilities) assets	$—	$(0.6)	$—	$—	$7.3	$—

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
For the three months ended June 30, 2015 and 2014, we recorded net foreign currency losses of $0.6 million and $0.4 million, respectively, in other (income) expense in the Condensed Consolidated Statements of Operations. These net losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.5 million and $0.1 million from the related foreign currency forward contracts for the three months ended June 30, 2015 and 2014, respectively.
For the six months ended June 30, 2015 and 2014, we recorded net foreign currency losses of $1.2 million and $0.4 million, respectively, in other (income) expense in the Condensed Consolidated Statements of Operations. These net losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of gains of $0.2 million and losses of $0.3 million from the related foreign currency forward contracts for the six months ended June 30, 2015 and 2014, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets were as follows:

	June 30, 2015			December 31, 2014
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$52.2	$0.2	$(0.8)	$86.7	$7.3	$—
Other hedges not receiving hedge accounting	0.6	—	—	23.4	—	—
Total	$52.8	$0.2	$(0.8)	$110.1	$7.3	$—
Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the three months ended June 30, 2015, we repurchased 0.2 million shares of common stock for $1.0 million. Since the authorization of this program, we have repurchased 3.0 million shares of common stock for $13.3 million and, as of June 30, 2015, we had remaining authorization to repurchase up to 2.0 million additional shares. The treasury stock held as of June 30, 2015 was acquired at an average price of $13.23 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2014	627,796
Purchases	382,448
Exercise of stock options	(12,381)
Restricted stock grants	(690,662)
Forfeitures and other	863,743
Balance as of June 30, 2015	1,170,944

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$5.1	$(20.6)	$(69.3)	$(84.8)
Other comprehensive income (loss) before reclassifications, net of tax [1]	3.1	—	(3.5)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3.6)	0.3	—	(3.3)
Net current period other comprehensive (loss) income	(0.5)	0.3	(3.5)	(3.7)
Balance as of June 30, 2015	$4.6	$(20.3)	$(72.8)	$(88.5)
1Income tax benefit of $1.2 million was recorded for unrealized gains on derivative financial instruments for the six months ended June 30, 2015.
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Operations Where (Gain) Loss is Presented
	Three Months Ended	Six Months Ended
(In millions)	June 30, 2015	June 30, 2015
Gains on cash flow hedges	(2.0)	(5.3)	Cost of goods sold
Income tax expense	0.7	1.7	Income tax provision
	(1.3)	(3.6)
Amortization of net actuarial loss	0.2	0.4	Selling, general and administrative
Net pension curtailment/settlement loss	—	—	Restructuring and other
Income tax benefit	—	(0.1)	Income tax provision
	0.2	0.3
Total reclassifications for the period	(1.1)	(3.3)
Note 14 — Segment Information
We manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our reporting segments are generally aligned with our key consumer and commercial channels.
We have two major product categories under our CSA segment: Consumer Storage Media and Audio and Accessories. Consumer Storage Media products include primarily optical products such as DVDs, CDs and Blu-rayTM disc recordable media as well as flash media. Audio and Accessories includes primarily headphones, audio electronics and accessories. Consumer storage media and audio products and accessories are sold under the ImationTM, MemorexTM, TREKTM and TDK Life on Record brands. We have two major product categories under our TSS segment: Commercial Storage Media and Storage and Security Solutions. Commercial Storage Media products consist mainly of magnetic data storage tape media and RDX® media. Storage and Security Solutions includes storage hardware products, services and software for backup and archiving as well as primary storage; encrypted and biometric flash drives and hard disk drives; secure portable desktop solutions; and software solutions, including products which contain various security features such as password authentication, encryption and remote manageability. Imation’s storage and security solutions portfolio includes NexsanTM hybrid storage solutions and IronKeyTM mobile security solutions that address the needs of professionals for storage and archiving, secure data transport and mobile workspaces.
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
Net revenue and operating income (loss) from continuing operations by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net revenue
Consumer Storage and Accessories:
Consumer Storage Media	$66.6	$84.5	$132.6	$174.0
Audio and Accessories	9.7	10.6	18.9	21.1
Total Consumer Storage and Accessories	76.3	95.1	151.5	195.1
Tiered Storage and Security Solutions:
Commercial Storage Media	45.3	54.0	93.2	105.4
Storage and Security Solutions	29.0	29.5	61.3	57.0
Total Tiered Storage and Security Solutions	74.3	83.5	154.5	162.4
Total net revenue	$150.6	$178.6	$306.0	$357.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Operating income (loss) from continuing operations
Consumer Storage and Accessories	$0.7	$3.2	$4.6	$7.3
Tiered Storage and Security Solutions	(6.2)	(8.5)	(12.7)	(17.3)
Total segment operating loss	(5.5)	(5.3)	(8.1)	(10.0)
Corporate and unallocated	(10.4)	(14.8)	(20.8)	(26.2)
Total operating loss	(15.9)	(20.1)	(28.9)	(36.2)
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Interest expense	0.6	0.6	1.2	1.2
Other, net expense	0.8	0.8	1.6	1.0
Loss from continuing operations before income taxes	$(17.2)	$(21.4)	$(31.5)	$(38.2)
Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of June 30, 2015, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable and nondiscriminatory terms. Imation intends to vigorously defend the case. Proceedings in the case have been bifurcated, and the matter is now in the pretrial phase for issues relating to determination of a fair, reasonable and nondiscriminatory royalty rate. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable and nondiscriminatory terms in Japan, where Imation's sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. On February 18, 2015, the Tokyo District Court rendered a decision in favor of Imation that held One-Blue's sending of warning letters to Imation customers that threatened those customers with certain patent-related actions constituted an illegal "unfair competition practice" and issued a permanent injunction prohibiting One-Blue from sending any such warning letters in the future. One-Blue did not appeal that decision.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment. They also seek corporate governance reforms related to the Company’s compensation practices. The Directors have responded to the complaint denying all the allegations; the Company, as the nominal defendant, has responded denying the allegations as well. The parties are now engaged in discovery. Trial, should it be necessary, has been scheduled for June 2016.
Following the May 2015 Change of Control Event, on July 6, 2015, Mark Lucas, the Chief Executive Officer of Imation, provided notice to the Company indicating that he believes that his removal from the Company’s Board of Directors as a result of the shareholder vote constitutes “Good Reason” for the termination of his employment under the terms of his Amended and Restated Severance and Change in Control Agreement with the Company dated November 24, 2014 (the “Agreement”) and his performance award agreements with the Company, and that he intends to terminate his employment at an unspecified date not earlier than September 21, 2015. The Company is currently analyzing its planned actions in response to this claim. Under the terms of his Agreement and performance awards, a Change of Control followed by a termination of Mr. Lucas’s employment by the Company without “Cause” or by Mr. Lucas for “Good Reason” would result in a severance payment of $3.6 million. The Company has not recorded a charge or established a liability for this claim as of June 30, 2015.
Copyright Levies
Background and historical developments associated with our copyright levies are discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015 and December 31, 2014, we had accrued liabilities of $5.8 million and $9.3 million, respectively, associated with levies for which we are withholding payment. In the first quarter of 2015, we reversed a $2.8 million accrual for copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. For example, in the first quarter of 2015, the French levy society, Copie France, filed a new summary proceeding, seeking $8.7 million in withheld levies. Imation believed this claim was without merit, and Copie France voluntarily dismissed the claim in the second quarter of 2015. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2015 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.

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
Executive Summary
Consolidated Results of Operations for the Three Months Ended June 30, 2015

•
Net revenue from continuing operations of $150.6 million for the three months ended June 30, 2015 was down 15.7 percent compared with $178.6 million in the same period last year. The decrease was due to secular declines in our legacy businesses and currency impacts. Foreign currency exchange rates negatively impacted revenue for the three months ended June 30, 2015 by 8.1 percent compared to the same period last year.

•
Operating loss from continuing operations was $15.9 million for the three months ended June 30, 2015 compared with an operating loss of $20.1 million in the same period last year. The improvement of $4.2 million from the prior year period is due to lower operating costs in selling, general and administrative as well as lower restructuring and other expense.

•	Diluted loss per share from continuing operations was $0.42 for the three months ended June 30, 2015 compared with a diluted loss per share of $0.48 for the same period last year.
Consolidated Results of Operations for the Six Months Ended June 30, 2015

•
Net revenue from continuing operations of $306.0 million for the six months ended June 30, 2015 was down 14.4 percent compared with $357.5 million in the same period last year. The decrease was due to secular declines in our legacy businesses and currency impacts, which was partially offset by year-over-year growth of 7.5 percent in our Storage and Security Solutions business. Foreign currency exchange rates negatively impacted revenue for the six months ended June 30, 2015 by 7.3 percent compared to the same period last year.

•
Operating loss from continuing operations was $28.9 million for the six months ended June 30, 2015 compared with an operating loss of $36.2 million in the same period last year. The improvement of $7.3 million is primarily due to lower operating costs in selling, general and administrative as well as lower restructuring and other expense.

•	Diluted loss per share from continuing operations was $0.77 for the six months ended June 30, 2015 compared with a diluted loss per share of $0.89 for the same period last year.
Cash Flow/Financial Condition for the Six Months Ended June 30, 2015

•
Cash and cash equivalents totaled $89.8 million at June 30, 2015 compared with $96.2 million at March 31, 2015 and $114.6 million at December 31, 2014. The anticipated decline in the cash balance reflects the ongoing investment in Storage and Security Solutions growth initiatives and seasonal working capital changes and payments, as well as currency impacts.

•
Cash used in operating activities was $21.5 million for the six months ended June 30, 2015 compared with $16.8 million in the same period last year. The increase was primarily due to working capital usage.

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

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Net revenue	$150.6	$178.6	(15.7)%	$306.0	$357.5	(14.4)%
Net revenue for the three months ended June 30, 2015 decreased 15.7 percent compared with the same period last year due to declines in the CSA and TSS business segments of 19.8 percent and 11.0 percent, respectively. Within the TSS segment, Commercial Storage Media revenue decreased 16.1 percent due to the expected secular declines of our legacy magnetic tape business. Storage and Security Solutions revenue declined by 1.7 percent due to negative foreign currency impacts. Within the CSA segment, revenue decreased due to the ongoing declines in optical media products, which were in line with industry trends, along with negative foreign currency impacts. Foreign currency exchange rates negatively impacted revenue for the three months ended June 30, 2015 by 8.1 percent compared to the same period last year.
Net revenue for the six months ended June 30, 2015 decreased 14.4 percent compared with the same period last year due to declines in the CSA and TSS business segments of 22.3 percent and 4.9 percent, respectively. Within the TSS segment, Storage and Security Solutions revenue grew by 7.5 percent. The growth was due to both our Nexsan hybrid storage solutions and IronKey mobile security businesses. Commercial Storage Media revenue decreased 11.6 percent due to the expected secular declines of our legacy magnetic tape business. Within the CSA segment, revenue decreased due to the ongoing declines in optical media products, which were in line with industry trends, along with negative foreign currency impacts. Foreign currency exchange rates negatively impacted revenue for the six months ended June 30, 2015 by 7.3 percent compared to the same period last year.
See Segment Results for further discussion of our reporting segments and products.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Gross profit	$29.0	$33.9	(14.5)%	$63.0	$67.6	(6.8)%
Gross margin	19.3%	19.0%		20.6%	18.9%
Gross profit for the three months ended June 30, 2015 decreased 14.5 percent compared with the same period last year due primarily to lower gross profit in our CSA segment. Gross profit in CSA decreased due to the expected secular declines in our legacy Consumer Storage Media products. Gross profit in TSS was relatively flat compared to the same period last year with increases in our Storage and Security Solutions business offset by the expected declines in our Commercial Storage Media products.
Gross profit for the six months ended June 30, 2015 decreased 6.8 percent compared with the same period last year due to lower gross profit in our CSA segment which was partially offset by higher gross profit in our TSS segment. Gross profit in CSA decreased due to expected secular declines in our legacy Consumer Storage Media products which were partially offset by the reversal of a $2.8 million accrual for copyright levies as a result of a favorable court ruling in Germany. Gross profit in TSS increased due to revenue growth of 7.5 percent in our higher margin Storage and Security Solutions business which was partially offset by expected revenue declines in our Commercial Storage Media products.
Gross margin for the three months ended June 30, 2015 increased slightly compared with the same period last year due to improved margins in our TSS segment which were partially offset by declines in our CSA segment. Gross margins in TSS increased due to improved sourcing costs, lower discounts and our product mix moving towards the higher margin Storage and Security Solutions products. Gross margins in CSA decreased primarily due to negative currency impacts in Japan.
Gross margin for the six months ended June 30, 2015 increased 1.7 percentage points compared with the same period last year due to improved margins in both our TSS and CSA segments. Gross margins in TSS increased due to improved sourcing costs, lower discounts and our product mix moving towards the higher margins of our Storage and Security Solutions products. Gross margins in CSA improved due to the reversal of a $2.8 million accrual for copyright levies as a result of a favorable court ruling in Germany as well as higher margins in our Consumer Storage Media business.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Selling, general and administrative	$38.6	$44.3	(12.9)%	$79.6	$87.7	(9.2)%
As a percent of revenue	25.6%	24.8%		26.0%	24.5%
SG&A expense decreased for the three and six months ended June 30, 2015 compared with the same periods last year due to lower spending and currency impacts. We reduced legacy and administrative operating costs by $4.2 million and $6.4 million in the three and six months ended June 30, 2015, respectively, in order to operate as a smaller company with more focused product lines and streamlined core operational processes.
Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Research and development	$4.8	$4.5	6.7%	$9.6	$8.8	9.1%
As a percent of revenue	3.2%	2.5%		3.1%	2.5%
R&D expense increased for the three and six months ended June 30, 2015 compared with the same periods last year which reflects the Company's increased investment in higher-margin projects in Storage and Security Solutions, partially offset by reductions in our investments in our legacy Commercial Storage Media business.
Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Restructuring and other	$1.5	$5.2	(71.2)%	$2.7	$7.3	(63.0)%
For the three months ended June 30, 2015, the $1.5 million of restructuring and other expense relates to restructuring costs of $0.5 million and other costs of $1.0 million. The $0.5 million of restructuring costs consists of severance and related costs. The $1.0 million of other costs primarily consists of costs associated with our proxy and strategic review processes. For the three months ended June 30, 2014, the $5.2 million of restructuring and other expense related to restructuring costs of $3.2 million, other costs of $1.4 million and a settlement loss of $0.6 million related to our U.S. pension plan. The $3.2 million of restructuring costs consists of severance and related costs. The $1.4 million of other costs primarily consists of employee costs and professional fees.
For the six months ended June 30, 2015, the $2.7 million of restructuring and other expense relates to restructuring costs of $1.3 million and other costs of $1.4 million. The $1.3 million of restructuring costs consists of severance and related costs. The $1.4 million of other costs primarily consists of costs associated with our proxy and strategic review processes. For the six months ended June 30, 2014, the $7.3 million of restructuring and other expense relates to restructuring costs of $3.8 million, other costs of $3.6 million and a $0.1 million gain related to our pension plans. The $3.8 million of restructuring costs consist of severance and related costs. The $3.6 million of other costs primarily consists of employee costs and professional fees. Additionally, the $0.6 million settlement loss related to our U.S. pension plan was partially offset by a $0.7 million curtailment gain related to our Japan pension plan recorded in the first quarter, resulting in a $0.1 million gain in the six months ended June 30, 2014.
Restructuring expense in 2015 and 2014 related to our 2012 Global Process Improvement Restructuring Program. Since January 1, 2013, the program has resulted in the reduction of approximately $109 million in costs related to our legacy businesses, while we continue to invest in our priority growth businesses. We have reduced corporate and legacy business overhead and executive staff, and, to generate additional savings, Imation has a number of ongoing cost reduction and cash flow initiatives, including listing our corporate headquarters facility for sale and attempting to monetize certain intellectual property. See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements for further details on our restructuring and other expense.

Operating Loss from Continuing Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Operating loss from continuing operations	$(15.9)	$(20.1)	(20.9)%	$(28.9)	$(36.2)	(20.2)%
As a percent of revenue	(10.6)%	(11.3)%		(9.4)%	(10.1)%
Operating loss from continuing operations decreased for the three and six months ended June 30, 2015 compared with the same periods last year due to the items discussed above.
Other (Income) Expense

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Interest income	$(0.1)	$(0.1)	—%	$(0.2)	$(0.2)	—%
Interest expense	0.6	0.6	—%	1.2	1.2	—%
Other, net expense	0.8	0.8	—%	1.6	1.0	60.0%
Total other expense	$1.3	$1.3	—%	$2.6	$2.0	30.0%
As a percent of revenue	0.9%	0.7%		0.8%	0.6%
Other expense for the three months ended June 30, 2015 was flat as compared to the same period last year. Other expense for the six months ended June 30, 2015 increased compared with the same period last year due to higher losses recorded as a result of exchange rate changes on transactions in foreign currencies.
Income Tax Provision (Benefit)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Income tax provision (benefit)	$0.2	$(1.6)	NM	$0.3	$(1.6)	NM
Effective tax rate	(1.2)%	7.5%		(1.0)%	4.2%
NM - Not meaningful
The change in the income tax provision for the three and six months ended June 30, 2015 compared to the same periods last year is due to valuation allowances established in the current year, which resulted in tax losses not being benefited. We maintain a valuation allowance related to our U.S. deferred tax assets and, therefore, no tax benefit was recorded related to our U.S. losses in any of the periods presented.
Loss from Discontinued Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Loss on sale of discontinued businesses, net of income taxes	$—	$(1.2)	(100.0)%	$—	$(1.7)	(100.0)%
Loss from operations of discontinued businesses, net of income taxes	—	(0.4)	(100.0)%	—	(0.6)	(100.0)%
Loss from discontinued operations	$—	$(1.6)	(100.0)%	$—	$(2.3)	(100.0)%
Loss from discontinued operations represents operations from our former XtremeMac and Memorex consumer electronics businesses. For the three and six months ended June 30, 2015, discontinued operations had no effect. The loss for the three months ended June 30, 2014 includes a $1.2 million adjustment to the expected proceeds on the sale of the XtremeMac business. For the six months ended June 30, 2014, a $0.5 million loss was recorded on the sale of the XtremeMac business which closed on January 31, 2014. See Note 4 - Acquisitions and Divestitures in our Notes to Condensed Consolidated Financial Statements for more information on our discontinued operations.
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
Information related to our segments is as follows:
     Consumer Storage and Accessories

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Net revenue	$76.3	$95.1	(19.8)%	$151.5	$195.1	(22.3)%
Operating income	0.7	3.2	(78.1)%	4.6	7.3	(37.0)%
As a percent of revenue	0.9%	3.4%		3.0%	3.7%
The decrease in CSA net revenue for the three and six months ended June 30, 2015 compared with the same periods last year was driven by declines in Consumer Storage Media and Audio and Accessories products and negative foreign currency impacts as we derive the majority of our CSA revenue outside of the United States. CSA revenue declined 19.8 percent and 22.3 percent for the three and six months ended June 30, 2015, respectively. Consumer Storage Media declined $17.9 million, or 21.2 percent, and $41.4 million, or 23.8 percent, for the three and six months ended June 30, 2015, respectively. These decreases were driven by expected secular declines in optical media products and negative foreign currency impacts. Audio and Accessories decreased $0.9 million, or 8.5 percent, and $2.2 million, or 10.4 percent, for the three and six months ended June 30, 2015, respectively, primarily due to negative foreign currency impacts.
Operating income decreased 78.1 percent and 37.0 percent for the three and six months ended June 30, 2015, respectively, compared with the same periods last year driven by lower gross profit in Consumer Storage Media and Audio and Accessories products in 2015 as a result of lower revenues.
Tiered Storage and Security Solutions

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Net revenue	$74.3	$83.5	(11.0)%	$154.5	$162.4	(4.9)%
Operating loss	(6.2)	(8.5)	(27.1)%	(12.7)	(17.3)	(26.6)%
As a percent of revenue	(8.3)%	(10.2)%		(8.2)%	(10.7)%
The decrease in TSS net revenue of 11.0 percent for the three months ended June 30, 2015 compared with the same period last year was due to a revenue decrease of 16.1 percent in our Commercial Storage Media business and 1.7 percent in our Storage and Security Solutions business. The 4.9 percent decrease in TSS net revenue for the six months ended June 30, 2015 compared to the same period last year was due to an 11.6 percent decrease in our Commercial Storage Media business partially offset by a 7.5 percent increase in our Storage and Security Solutions business. The year to date revenue decline in Commercial Storage Media is due to the expected secular declines of our legacy magnetic tape business. The year to date growth in Storage and Security Solutions revenue was due to both our Nexsan hybrid storage solutions and IronKey mobile security businesses.
The decrease in the operating loss for the three and six months ended June 30, 2015 was driven by higher gross profit in Storage and Security Solutions and lower SG&A expense partially offset by lower gross profit in Commercial Storage Media and higher R&D expense. We aggressively reduced SG&A and R&D expense in our legacy Commercial Storage Media business while we invested in the growing Storage and Security Solutions business.
     Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Operating loss	$(10.4)	$(14.8)	(29.7)%	$(20.8)	$(26.2)	(20.6)%
The Corporate and Unallocated operating loss decreased for the three and six months ended June 30, 2015 compared with the same period last year due to reduced restructuring and other expense. For the three months ended June 30, 2015 and 2014, respectively, the operating loss includes the $1.5 million and $5.2 million of restructuring and other expense discussed earlier. For the six months ended June 30, 2015 and 2014, respectively, the operating loss includes the $2.7 million and $7.3 million of restructuring and other expense discussed earlier.
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
Changes in foreign currency exchange rates negatively impacted worldwide revenue by 8.1 percent and 7.3 percent for the three and six months ended June 30, 2015, respectively. Changes in foreign currency exchange rates did not impact worldwide revenue for the three months ended June 30, 2014 but negatively impacted worldwide revenue by 3.0 percent for the six months ended June 30, 2014.
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
Financial Position
Our cash and cash equivalents balance as of June 30, 2015 was $89.8 million compared to $96.2 million as of March 31, 2015 and $114.6 million as of December 31, 2014. During the quarter, we received $1.2 million from the sale of our Weatherford, Oklahoma facility. The anticipated decline in cash reflects the ongoing investment in Storage and Security Solutions growth initiatives and seasonal working capital changes and payments, as well as currency effects. Imation repurchased approximately 0.2 million shares of common stock for $1.0 million during the quarter as a result of the Company's "Change of Control" that occurred on May 22, 2015.
Our accounts receivable balance as of June 30, 2015 was $103.1 million, a decrease of $31.3 million from $134.4 million as of December 31, 2014 as a result of the seasonally strong sales in the fourth quarter of 2014 and the continued secular revenue declines in our legacy businesses. Days sales outstanding (DSO) was 58 days as of June 30, 2015, up 3 days from December 31, 2014 which was benefited by seasonally high revenues. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of June 30, 2015 was $59.5 million, an increase of $1.8 million from $57.7 million as of December 31, 2014. Days of inventory supply was 46 days as of June 30, 2015, up 2 days from December 31, 2014. We expected inventory levels to slightly increase from December 31, 2014. The increase was primarily driven by lower inventory levels as of December 31, 2014 due to strong fourth quarter sales in 2014 as well as the West Coast port labor dispute which delayed some inventory receipts. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of June 30, 2015 was $78.0 million, a decrease of $17.5 million from $95.5 million as of December 31, 2014. The decrease in accounts payable was mainly due to the seasonal timing of payments.

Our other current liabilities balance as of June 30, 2015 was $79.9 million compared to $98.2 million as of December 31, 2014. The decrease of $18.3 million was mainly due to seasonal variable compensation and rebate payments.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2014
Net loss	$(31.8)	$(38.9)
Adjustments to reconcile net loss to net cash used in operating activities	11.6	16.0
Changes in operating assets and liabilities	(1.3)	6.1
Net cash used in operating activities	$(21.5)	$(16.8)
Cash used in operating activities was $21.5 million for the six months ended June 30, 2015 reflecting negative earnings, our ongoing investment in Storage and Security Solutions growth initiatives and working capital changes. Cash used in operating activities was $16.8 million for the six months ended June 30, 2014 reflecting negative earnings and seasonal variable compensation and rebate payments in the first quarter of 2014 as well as restructuring payments in the first half of 2014, partially offset by improvements in working capital.
Cash Flows Used in Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2014
Capital expenditures	$(1.8)	$(2.3)
Proceeds from sale of disposal group	0.7	1.6
Proceeds from sale of assets	1.2	—
Net cash provided by (used in) investing activities	$0.1	$(0.7)
Cash provided by investing activities for the six months ended June 30, 2015 included capital expenditures of $1.8 million partially offset by $1.2 million received from the sale of our Weatherford, Oklahoma facility and proceeds from the sale of our discontinued businesses. Cash used in investing activities for the six months ended June 30, 2014 included capital expenditures of $2.3 million, partially offset by proceeds from the sale of our discontinued businesses.
Cash Flows Provided by (Used in) Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2014
Purchase of treasury shares	$(1.7)	$(0.9)
Exercise of stock options	—	0.4
Short-term debt repayment	(12.4)	(24.9)
Short-term borrowings	12.9	24.5
Net cash used in financing activities	$(1.2)	$(0.9)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the six months ended June 30, 2015, we repurchased 0.4 million shares of common stock for $1.7 million at an average price of $4.44. Since the authorization of this program, we have repurchased 3.0 million shares of common stock for $13.3 million at an average price of $13.23 per share. As of June 30, 2015, we had remaining authorization to repurchase up to 2.0 million additional shares.
Our Credit Agreement entered into in 2006 as amended (the Credit Agreement) and the Credit Agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement) are both described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2014. In order to reduce borrowing costs, the maximum amount of borrowings under the Credit Agreement was reduced at the Company's request from $170 million to $100 million on May 28, 2015. The new limit does not impact our borrowing capacity as our borrowing availability under the Credit Agreement is under $100 million. The new sublimits are $80 million in the United States and $20 million in Europe. All other terms of the Credit Agreement remain the same. As of June 30, 2015, our remaining borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $19.6 million.
As of June 30, 2015, we had $19.6 million of borrowings outstanding under our credit facilities with interest rates ranging from 2.6 percent to 2.7 percent. We are in compliance with our covenant requirements as of June 30, 2015.
Our liquidity needs for the remaining six months of 2015 include the following: restructuring payments of approximately $1 million to $4 million, up to $20 million repayment on our credit facility, capital expenditures of approximately $3 million to $4 million, pension funding of up to $0.5 million, operating lease payments of approximately $3 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
Contractual Obligations
As of June 30, 2015, there have been no material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Fair Value Measurements
See Note 12 - Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There were no significant changes to these accounting policies for the first six months of 2015.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "is targeting," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions identify "forward looking statements." Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include our ability to successfully implement our strategy; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to meet future revenue growth, gross margin and earnings targets; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; the loss of a major customer, partner or reseller; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facilities; our ability to retain key employees; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of the announcement of our review of strategic alternatives; the effect of the transition of our Board of Directors; and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and from time to time in our filings with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2014. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014.
As of June 30, 2015, we had $52.8 million notional amount of foreign currency forward and option contracts of which $0.6 million hedged recorded balance sheet exposures. This compares to $110.1 million notional amount of foreign currency forward and option contracts as of December 31, 2014 of which $23.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of June 30, 2015 by $5.7 million.
Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2015, the end of the period covered by this report, the President and Chief Executive Officer, Mark E. Lucas, and the Vice President and Chief Financial Officer, Scott J. Robinson, have concluded that the disclosure controls and procedures were effective.
During the quarter ended June 30, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of June 30, 2015, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable and nondiscriminatory terms. Imation intends to vigorously defend the case. Proceedings in the case have been bifurcated, and the matter is now in the pretrial phase for issues relating to determination of a fair, reasonable and nondiscriminatory royalty rate. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable and nondiscriminatory terms in Japan, where Imation's sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. On February 18, 2015, the Tokyo District Court rendered a decision in favor of Imation that held One-Blue's sending of warning letters to Imation customers that threatened those customers with certain patent-related actions constituted an illegal "unfair competition practice" and issued a permanent injunction prohibiting One-Blue from sending any such warning letters in the future. One-Blue did not appeal that decision.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment. They also seek corporate governance reforms related to the Company’s compensation practices. The Directors have responded to the complaint denying all the allegations; the Company, as the nominal defendant, has responded denying the allegations as well. The parties are now engaged in discovery. Trial, should it be necessary, has been scheduled for June 2016.
Effective May 22, 2015, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements and certain incentive award agreements with its executives as a result of the election of three new directors to the Company’s Board of Directors by shareholders at the shareholder meeting on May 20, 2015. On July 6, 2015, Mark Lucas, the Chief Executive Officer of Imation, provided notice to the Company indicating that he believes that his removal from the Company’s Board of Directors as a result of the shareholder vote constitutes “Good Reason” for the termination of his employment under the terms of his Amended and Restated Severance and Change in Control Agreement with the Company dated November 24, 2014 (the “Agreement”) and his performance award agreements with the Company, and that he intends to terminate his employment at an unspecified date not earlier than September 21, 2015. The Company is currently analyzing its planned actions in response to this claim. Under the terms of his Agreement and performance awards, a Change of Control followed by a termination of Mr. Lucas’s employment by the Company without “Cause” or by Mr. Lucas for “Good Reason” would result in a severance payment of $3.6 million. The Company has not recorded a charge or established a liability for this claim as of June 30, 2015.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for information on Copyright Levies.

Item 1A. Risk Factors.
As a result of subsequent developments, the Company has expanded its discussion of risk factors to include the following:
The Company may face risks associated with the transition of its Board of Directors. Shareholders elected three new directors to the Company's Board of Directors at the Annual Meeting of Shareholders on May 20, 2015, replacing three incumbent directors who had been nominated by the Company for reelection. Following this change, many aspects of the Company's strategies, structure and operating practices have been and will continue to be under review by the Board of Directors and management and may be subject to change. There can be no assurance that any changes on strategies, structure or operating practices resulting from this review will be successfully implemented or result in an increase in the Company's stock price.
For further information on other risk factors, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share

Period
April 1, 2015 - April 30, 2015	—	—	—	2,229,889
May 1, 2015 - May 31, 2015	35,169	4.09	—	2,229,889
June 1, 2015 - June 30, 2015	225,347	4.61	225,347	2,004,542
Total	260,516	$4.54	225,347	2,004,542
(a) The purchases in this column include shares repurchased as a part of our publicly announced program and include 35,169 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards and 225,347 shares that were repurchased as a result of the Company's "Change of Control" that occurred on May 22, 2015.
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 10, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	August 10, 2015	/s/ Scott J. Robinson
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 10, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.