Form 10-Q
period 2015-09-30
IMATION CORP
filed 2015-11-09
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,095,668 shares of Common Stock, par value $0.01 per share, were outstanding as of October 31, 2015.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$129.2	$175.0	$435.2	$532.5
Cost of goods sold	115.8	143.8	358.8	433.7
Gross profit	13.4	31.2	76.4	98.8
Operating expenses:
Selling, general and administrative	43.4	42.5	123.0	130.2
Research and development	4.8	4.9	14.4	13.7
Intangible impairment	37.6	—	37.6	—
Goodwill impairment	36.1	35.4	36.1	35.4
Restructuring and other	40.2	4.2	42.9	11.5
Total	162.1	87.0	254.0	190.8
Operating loss from continuing operations	(148.7)	(55.8)	(177.6)	(92.0)
Other (income) expense:
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Interest expense	0.6	0.7	1.8	1.9
Other, net expense (income)	(0.5)	1.6	1.1	2.6
Total	—	2.2	2.6	4.2
Loss from continuing operations before income taxes	(148.7)	(58.0)	(180.2)	(96.2)
Income tax provision	3.6	3.4	3.9	1.8
Loss from continuing operations	(152.3)	(61.4)	(184.1)	(98.0)
Discontinued operations:
Loss on sale of discontinued businesses, net of income taxes	—	—	—	(1.7)
Loss from operations of discontinued businesses, net of income taxes	—	—	—	(0.6)
Loss from discontinued operations, net of income taxes	—	—	—	(2.3)
Net loss	$(152.3)	$(61.4)	$(184.1)	$(100.3)

Loss per common share — basic:
Continuing operations	$(3.70)	$(1.49)	$(4.48)	$(2.39)
Discontinued operations	—	—	—	(0.06)
Net loss	(3.70)	(1.49)	(4.48)	(2.45)
Loss per common share — diluted:
Continuing operations	$(3.70)	$(1.49)	$(4.48)	$(2.39)
Discontinued operations	—	—	—	(0.06)
Net loss	(3.70)	(1.49)	(4.48)	(2.45)

Weighted average shares outstanding — basic:	41.2	41.2	41.1	41.0
Weighted average shares outstanding — diluted:	41.2	41.2	41.1	41.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(152.3)	$(61.4)	$(184.1)	$(100.3)

Other comprehensive (loss) income, net of tax:

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period	(2.2)	2.2	0.9	0.7
Reclassification adjustment for net realized gains recorded in net loss	(3.1)	(0.7)	(6.7)	(1.2)
Total net unrealized gains (losses) on derivative financial instruments	(5.3)	1.5	(5.8)	(0.5)

Net pension adjustments:
Liability adjustments for defined benefit plans	(4.4)	(1.6)	(4.4)	(0.8)
Reclassification adjustment for defined benefit plans recorded in net loss	1.5	0.4	1.8	1.1
Total net pension adjustments	(2.9)	(1.2)	(2.6)	0.3

Unrealized foreign currency translation gains (losses)	(3.1)	(8.5)	(6.6)	(9.7)

Total other comprehensive income (loss), net of tax	(11.3)	(8.2)	(15.0)	(9.9)

Comprehensive loss	$(163.6)	$(69.6)	$(199.1)	$(110.2)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$94.3	$114.6
Accounts receivable, net	64.0	134.4
Inventories	42.0	57.7
Other current assets	34.2	32.7
Total current assets	234.5	339.4
Property, plant and equipment, net	5.3	45.0
Intangible assets, net	10.7	57.9
Goodwill	—	36.1
Other assets	16.8	20.8
Total assets	$267.3	$499.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$75.5	$95.5
Short-term debt	18.0	18.9
Other current liabilities	89.0	98.2
Total current liabilities	182.5	212.6
Other liabilities	43.6	45.8
Total liabilities	226.1	258.4
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,040.1	1,034.6
Retained deficit	(883.7)	(699.9)
Accumulated other comprehensive loss	(99.8)	(84.8)
Treasury stock, at cost	(15.8)	(9.5)
Total shareholders' equity	41.2	240.8
Total liabilities and shareholders’ equity	$267.3	$499.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(184.1)	$(100.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15.7	16.4
Goodwill impairment	36.1	35.4
Intangible impairment	37.6	—
Other, net	32.8	11.6
Changes in operating assets and liabilities	47.2	23.7
Net cash used in operating activities	(14.7)	(13.2)
Cash Flows from Investing Activities:
Capital expenditures	(2.8)	(5.3)
Proceeds from sale of disposal group	1.5	2.8
Proceeds from sale of assets	1.2	—
Net cash used in investing activities	(0.1)	(2.5)
Cash Flows from Financing Activities:
Purchase of treasury stock	(1.7)	(2.5)
Exercise of stock options	—	0.4
Short-term debt repayment	(17.4)	(29.7)
Short-term borrowings	16.4	28.9
Net cash used in financing activities	(2.7)	(2.9)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(3.3)
Net change in cash and cash equivalents	(20.3)	(21.9)
Cash and cash equivalents — beginning of period	114.6	132.6
Cash and cash equivalents — end of period	$94.3	$110.7
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
The operating results of our former XtremeMacTM and MemorexTM consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. See Note 4 - Discontinued Operations for further information on these divestitures.
On September 24, 2015, the Company adopted a restructuring plan that will significantly change the business and operations of the Company. See Note 7 - Restructuring and Other Expense for further information on the restructuring plan.
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
In July 2015, the Financial Accounting Standards Board issued Accounting Standards Updated (ASU) No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. For Imation, this standard is effective prospectively beginning January 1, 2017, with early adoption permitted. The Company is currently assessing the impact of this new ASU on Imation’s consolidated results of operations and financial condition.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share amounts)	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(152.3)	$(61.4)	$(184.1)	$(98.0)
Loss from discontinued operations	—	—	—	(2.3)
Net loss	$(152.3)	$(61.4)	$(184.1)	$(100.3)
Denominator:
Weighted average number of common shares outstanding during the period - basic	41.2	41.2	41.1	41.0
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period - diluted	41.2	41.2	41.1	41.0

Loss per common share — basic:
Continuing operations	$(3.70)	$(1.49)	$(4.48)	$(2.39)
Discontinued operations	—	—	—	(0.06)
Net loss	(3.70)	(1.49)	(4.48)	(2.45)
Loss per common share — diluted:
Continuing operations	$(3.70)	$(1.49)	$(4.48)	$(2.39)
Discontinued operations	—	—	—	(0.06)
Net loss	(3.70)	(1.49)	(4.48)	(2.45)

Anti-dilutive shares excluded from calculation	3.5	4.4	3.5	4.5

Note 4 — Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses.
On January 31, 2014, we completed the sale of our XtremeMac consumer electronics business. Total cash consideration was originally estimated at $3.1 million which consisted of $0.3 million of cash consideration, an interest-bearing note receivable of $0.3 million (maturing in December 2015) and $2.5 million to be received based on the proceeds the purchaser was able to achieve from selling the acquired inventory. The sale of this business resulted in a loss of $0.5 million which was recorded in discontinued operations during the first quarter of 2014. During the second quarter of 2014, we revised downward our estimate of the consideration we expected to receive by $1.2 million based on the purchaser's proceeds from selling the acquired inventory and, accordingly, recognized a loss of $1.2 million as a component of discontinued operations for the nine months ended September 30, 2014. The $1.3 million of remaining proceeds due Imation from the purchaser's disposition of acquired inventory were received during the second and third quarters of 2014. There were no results for discontinued operations for XtremeMac for the three and nine months ended September 30, 2015.
On October 15, 2013, we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration. We received payments of $1.5 million during the nine months ended September 30, 2015, $1.9 million during 2014 and $0.9 million during 2013. The remaining receivable balance associated with the disposition of this business is recorded at an estimated fair value of $4.4 million as of September 30, 2015. Based on all the evidence available to us, including the payments received to date, we believe the remaining receivable to be collectible and have not provided an allowance. However, the collectability of this amount is not certain and it is reasonably possible that an allowance for a portion of this amount may be provided for in a future period. There were no results for discontinued operations for the Memorex consumer electronics business for the three and nine months ended September 30, 2015.
The operating results for these businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.
The key components of the results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net revenue	$—	$—	$—	$0.5

Loss on sale of discontinued businesses, before income taxes	—	—	—	(1.7)
Loss from operations of discontinued businesses, before income taxes	—	—	—	(0.6)
Income tax provision (benefit)	—	—	—	—
Loss from discontinued operations, net of income taxes	$—	$—	$—	$(2.3)

Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:

	September 30,	December 31,
(In millions)	2015	2014
Accounts Receivable:
Accounts receivable	$78.7	$143.5
Less reserves and allowances(1)	(14.7)	(9.1)
Accounts receivable, net	$64.0	$134.4
Inventories:
Finished goods	$33.2	$51.1
Work in process	0.7	0.7
Raw materials and supplies	8.1	5.9
Total inventories	$42.0	$57.7
Property, Plant and Equipment:
Property, plant and equipment	$14.9	$184.0
Less accumulated depreciation	(9.6)	(139.0)
Property, plant and equipment, net(2)	$5.3	$45.0
(1)Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
(2)During the third quarter of 2015, we classified our corporate headquarters facility as an asset held for sale. The amounts transferred out of property, plant and equipment and accumulated depreciation as of September 30, 2015, was $125.5 million and $93.5 million, respectively. The carrying value of $32.0 million was subsequently written down to $10.4 million, which is its estimated fair value based on negotiations with a third party with interest in purchasing our corporate headquarters and is reported in other current assets on our Condensed Consolidated Balance Sheet as of September 30, 2015. See Note 7 - Restructuring and Other Expense for further information on the facility write down.
Other current liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes rebates payable of $20.4 million and $26.9 million and accrued payroll of $13.0 million and $18.4 million as of September 30, 2015 and December 31, 2014, respectively.
Other liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes pension liabilities of $24.3 million and $22.5 million as of September 30, 2015 and December 31, 2014, respectively.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

(In millions)	Trade Names	Software	Customer Relationships	Other	Total
September 30, 2015
Cost	$14.9	$2.0	$—	$2.3	$19.2
Accumulated amortization	(4.2)	(2.0)	—	(2.3)	(8.5)
Intangible assets, net	$10.7	$—	$—	$—	$10.7
December 31, 2014
Cost	$34.2	$60.1	$20.0	$26.2	$140.5
Accumulated amortization	(14.0)	(55.3)	(3.7)	(9.6)	(82.6)
Intangible assets, net	$20.2	$4.8	$16.3	$16.6	$57.9

Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Amortization expense	$3.0	$3.2	$9.4	$9.6
Estimated amortization expense for the remainder of 2015 and each of the next four years is as follows:

(In millions)	2015 (Remainder)	2016	2017	2018	2019
Amortization expense(1)	$0.2	$0.9	$0.9	$0.9	$0.9
(1)The estimated amortization expense excludes amortization on intellectual property for license agreements with TDK Corporation (TDK) as the license agreements will terminate during the fourth quarter of 2015. See Note 17 - Subsequent Events for further information on the TDK agreement.
During the third quarter of 2015, management and the Board of Directors have engaged in a detailed strategic and financial assessment of the Company. As a result of this assessment, we significantly revised our previous business strategy by adjusting our product portfolio to a smaller product offering as well as changing our investment philosophy such that the investment in operating expenses will be significantly reduced. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event for impairment testing. This required the assessment of the recoverability of the long-lived assets (including definite-lived intangible assets).
We compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain asset groups exceeded the undiscounted cash flows expected to be generated by the asset group. For those asset groups, we then compared the carrying value of the asset group to its estimated fair value to determine the amount by which our long-lived assets (primarily intangible assets) with the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $37.6 million in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.
In determining the estimated fair value of the asset groups, we used the income approach, a valuation technique under which we estimate future cash flows using the asset group's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 years period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized discount rates ranging from 15.5 to 16.5 percent and terminal growth rates ranging from zero to 3.0 percent.
Goodwill
2015
The goodwill balance was $36.1 million as of December 31, 2014. The goodwill is solely contained within our Storage and Security Solutions reporting units. We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing. During the third quarter of 2015, management and the Board of Directors have engaged in an assessment of the Storage and Security Solutions businesses of the Company. As a result of this assessment, we significantly revised our previous business strategy by adjusting our product portfolio to a smaller product offering as well as changing our investment philosophy associated with these businesses such that the investment in operating expenses will be significantly reduced. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event requiring us to review our goodwill related to Storage and Security Solutions for impairment.
In determining the estimated fair value of the reporting units, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 years period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized discount rates ranging from 15.5 to 16.5 percent and terminal growth rates ranging from zero to 3.0 percent.

As a result of this assessment, it was determined that the carrying value of our Storage and Security Solutions reporting units exceeded its estimated fair value. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Storage and Security Solutions to the carrying value of such goodwill. Based on this analysis, the carrying value of the Storage and Security Solutions goodwill exceeded its implied value by $36.1 million and, consequently, we recorded an impairment charge of that amount in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015. After the impairment charge, we do not have any remaining goodwill on our balance sheet as of September 30, 2015.
2014
For our Storage Solutions reporting unit, our actual results for the three months ended September 30, 2014 were lower than planned. Because of our lower than anticipated results for Storage Solutions, we revised our forecast, which we determined to be a triggering event requiring us to review our goodwill related to Storage Solutions for impairment.
In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 years period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized a discount rate of 16.5 percent and a terminal growth rate of 3.0 percent. Because our Storage Solutions business had not yet been able to achieve its anticipated results, we increased our discount rate by 2.0 percent over the estimated market discount rate of 14.5 percent.
As a result of this assessment, it was determined that the carrying value of our Storage Solutions reporting unit exceeded its estimated fair value. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Storage Solutions to the carrying value of such goodwill. Based on this analysis, the carrying value of the Storage Solutions goodwill exceeded its implied value by $35.4 million and, consequently, we recorded an impairment charge of that amount in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Restructuring Expense:
Severance and related	$17.5	$0.8	$18.4	$3.6
Lease termination costs	—	0.2	—	0.3
Other	0.2	0.3	0.6	1.2
Total restructuring	$17.7	$1.3	$19.0	$5.1
Other Expense:
Pension settlement/curtailment (Note 9)	1.0	0.2	1.0	0.1
Settlement of UK pension plan	—	0.5	—	0.5
Asset disposals / write down(1)	25.1	—	25.1	—
Other(2)	(3.6)	2.2	(2.2)	5.8
Total	$40.2	$4.2	$42.9	$11.5
(1)The $25.1 million of asset disposals / asset write down primarily consists of a write down of our corporate headquarters facility. During the third quarter of 2015, based on the Board of Director's and management's decision to sell this facility in light of the other restructuring activities that were approved in September 2015, we classified our corporate headquarters facility as an asset held for sale. The carrying value of our corporate headquarters facility of $32.0 million was subsequently written down to $10.4 million which is its estimated fair value based on negotiations with a third party with interest in purchasing our corporate headquarters. The $21.6 million write down was charged to restructuring and other expense in the Condensed Consolidated Statement of Operations.

(2)For the three and nine months ended September 30, 2015, other consists of a gain on the sale of our RDXTM Storage product line which was partially offset by direct third-party costs associated with our proxy contest and strategic review process. On August 13, 2015, the Company sold its RDX Storage business and recognized a $4.8 million gain in restructuring and other expense in the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2014, other consists of consulting fees and certain employee costs. See Note 12 - Fair Value Measurements for further information on the RDX transaction.
Restructuring Plan
On September 27, 2015, the Company adopted a restructuring plan pursuant to which it will terminate certain sales and operations of its worldwide Storage Media (magnetic tape) business, terminate certain sales and operations of its worldwide Consumer Storage and Accessories (CSA) business, and further reduce and rationalize its corporate overhead (the Restructuring Plan). As of September 30, 2015, the Company and its Board of Directors had not yet determined that it will restructure its Storage Media and CSA operations in Europe. The Company is currently in the process of negotiations with the European works councils to determine if such a restructuring in Europe would be approved by various European labor laws. Accordingly, no employee severance charges have been incurred associated with the Company's European operations, but it is reasonably possible that severance charges, which could be material, will be incurred in the future pending the outcome of the negotiations. The Company will continue its NexsanTM and Mobile Security businesses.
The Company is entering into the Restructuring Plan as a result of continued losses due to secular declines in its legacy Storage Media and CSA businesses and to reduce the cost structure and streamline the organization in light of these changes. The Company expects that it will incur approximately $140 to $160 million in total charges for the Restructuring Plan and will substantially complete the plan during the first quarter of 2016 with most charges incurred in the third and fourth quarters of 2015. Approximately $30 to $40 million of the total charges will require cash expenditures.
In October 2012, the Board of Directors approved our Global Process Improvement (GPI) Program in order to realign our business structure and significantly reduce operating expense over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The GPI restructuring program is closed and current and future related charges will be reported as part of the Restructuring Plan.
During the third quarter of 2015, we incurred $113.9 million of costs under the Restructuring Plan. These costs included $73.7 of impairments and $40.2 million of restructuring and other. See Note 6 - Intangible Assets and Goodwill for further information on the impairments.
Activity related to the new and existing restructuring accruals was as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2014	0.8	0.3	0.2	1.3
Charges	0.5	—	0.3	0.8
Usage and payments	(0.7)	(0.1)	(0.2)	(1.0)
Accrued balance at March 31, 2015	0.6	0.2	0.3	1.1
Charges	0.4	—	0.1	0.5
Usage and payments	(0.4)	(0.2)	(0.1)	(0.7)
Accrued balance at June 30, 2015	0.6	—	0.3	0.9
Charges	17.5	—	0.2	17.7
Usage and payments	(4.7)	—	(0.2)	(4.9)
Accrued balance at September 30, 2015	13.4	—	0.3	13.7
Note 8 — Stock-Based Compensation
Stock-based compensation consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Stock-based compensation expense	$0.3	$1.1	$1.7	$4.1

We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the Stock Plans) which are described in detail in our 2014 Annual Report on Form 10-K. As of September 30, 2015, there were 2,063,929 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2014	3,897,986	$13.07
Granted	24,547	3.94
Exercised	(20,000)	3.84
Canceled	(341,498)	24.84
Forfeited	(47,307)	7.08
Outstanding September 30, 2015	3,513,728	$12.00
Exercisable as of September 30, 2015	3,323,969	$12.46
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the valuation of stock options:

	Nine Months Ended
	September 30,
	2015	2014
Volatility	46.2%	46.2%
Risk-free interest rate	1.9%	1.9%
Expected life (months)	73	73
Dividend yield	—	—
As of September 30, 2015, there was $0.1 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.2 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2014	1,348,917	$3.81
Granted	862,706	3.97
Vested	(850,077)	3.91
Forfeited	(931,962)	3.82
Nonvested as of September 30, 2015	429,584	$3.90
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
Effective May 22, 2015, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements and certain incentive award agreements with its executives as a result of the election of three new directors to the Company’s Board of Directors by shareholders at the shareholder meeting on May 20, 2015 (the "May 2015 Change of Control Event"). Upon a change of control, under the terms of the agreements with these executives, the performance-based restricted shares are converted into a right to receive cash, and a portion of such awards vest immediately and are settled in cash. As a result, 225,347 restricted shares covered by such at the time of the May 2015 Change of Control Event vested immediately, and a cash payment of $1.0 million was made to settle such awards. The remaining portion of such awards will only vest and be settled in cash if the executive is involuntarily terminated other than for Cause (as defined in the Agreement) or resigns for Good Reason (as defined in the agreement) within one year of the May 2015 Change of Control Event. The 866,820 restricted shares that were converted into the right to receive cash upon the May 2015 Change of Control Event were treated as forfeited and recorded as treasury shares. The only situation in which the performance-based restricted shares can be settled in cash is pursuant to a change of control.
As of September 30, 2015, there was $0.9 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.5 years.
Stock Appreciation Rights
During the nine months ended September 30, 2015, we granted 2.7 million Stock Appreciation Rights (SARs) to certain employees associated with our Storage Solutions and Mobile Security operations. These awards were issued to incentivize employees to grow revenues. These awards expire on December 31, 2017 and only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, under the terms of the 2015 SARs, any cash payments to an individual under a 2015 vested SAR would reduce any cash payment received under any earlier SAR grant pertaining to that individual, if and when such earlier SAR vests. For the stock price condition, based on the terms of the awards, 50 percent of the SARs could vest if the 30-day average Imation stock price reaches $8 per share or more by December 31, 2017 and the remaining 50 percent of the SARs could vest if the 30-day average Imation stock price reaches $12 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of Storage Solutions or Mobile Security (depending on the award) must reach certain specified stretch targets by December 31, 2017. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to the stock price at the date of grant. As of September 30, 2015, we had 4.7 million SARs outstanding for which we have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three and nine months ended September 30, 2015, we contributed $0.6 million and $1.2 million to our worldwide pension plans, respectively. We presently anticipate contributing up to $0.1 million to fund our worldwide pension plans during the remainder of 2015.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments for the nine months ended September 30, 2015 have exceeded our expected 2015 interest costs. As a result, a partial settlement event occurred during the three and nine months ended September 30, 2015 and we recognized a settlement loss of $1.0 million. A settlement loss of $0.2 million and $0.8 million were recognized for the three and nine months ended September 30, 2014, respectively. These settlement losses are included in restructuring and other in our Condensed Consolidated Statements of Operations. Additionally, in connection with the settlement and as required by pension accounting, we remeasured the funded status of our U.S. defined benefit pension plan as of September 30, 2015 and have adjusted the funded status on our Condensed Consolidated Balance Sheets as of September 30, 2015 accordingly.
During the nine months ended September 30, 2014, we recorded a curtailment gain in the amount of $0.7 million relating to our pension plan in Japan. This amount was recorded to restructuring and other in our Condensed Consolidated Statements of Operations.
We had a defined benefit pension plan located in the United Kingdom (UK Plan) for former employees with no current employees in the plan. On September 17, 2013, we settled our obligations under the UK Plan by way of a transaction with Pension Insurance Corporation (PIC) whereby PIC fully assumed the projected benefit obligation and underlying plan assets. It is a standard practice in the United Kingdom for a government review process to occur, entailing a review of the plan obligations and participant data, upon a transaction such as this one involving a transfer of a pension plan. During the third quarter of 2014, we had an additional obligation of $0.5 million associated with a true-up of the transaction that we have recorded in restructuring and other in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2014.

Components of net periodic pension (credit) cost included the following:

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$0.1	$0.1	$—	$—	$0.3	$0.3
Interest cost	0.8	0.8	0.2	0.4	2.2	2.4	0.4	0.8
Expected return on plan assets	(1.1)	(1.2)	(0.2)	(0.3)	(3.1)	(3.6)	(0.6)	(0.7)
Amortization of net actuarial loss	0.3	0.3	—	0.1	0.9	0.9	0.2	0.2
Amortization of prior service credit	—	—	—	—	—	—	—	(0.1)
Net periodic pension (credit) cost	$—	$(0.1)	$0.1	$0.3	$—	$(0.3)	$0.3	$0.5
Settlement loss	1.0	0.2	—	—	1.0	0.8	—	—
Curtailment gain	—	—	—	—	—	—	—	(0.7)
Total pension (credit) cost	$1.0	$0.1	$0.1	$0.3	$1.0	$0.5	$0.3	$(0.2)
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three and nine months ended September 30, 2015, we recorded income tax expense of $3.6 million and $3.9 million, respectively. For the three and nine months ended September 30, 2014, we recorded income tax expense of $3.4 million and $1.8 million, respectively. The change in the income tax expense for the three months ended September 30, 2015 compared to the same period last year is primarily related to lower foreign income tax expense compared to last year, offset by a $3.7 million valuation allowance established during the current quarter as a result of the announced Restructuring Plan, which has changed our ability to generate sufficient future taxable income in certain foreign jurisdictions to recover our net deferred tax assets in such locations. The effective income tax rate for the three and nine months ended September 30, 2015 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the effects of foreign tax rate differential. As disclosed previously, as of September 30, 2015 the Company had not yet determined that it will be restructuring its European operations, pending the outcome of negotiations with European works councils and, accordingly, we have not provided valuation allowances associated with tax jurisdictions within Europe. However, it is reasonably possible that valuation allowances may be necessary in future periods if we reach agreement to restructure our European operations. The total net deferred tax assets as of September 30, 2015 associated with European jurisdictions is approximately $6.0 million.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $1.6 million and $1.9 million as of September 30, 2015 and December 31, 2014, respectively. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect at this time.
Note 11 — Debt
As of September 30, 2015, we had short-term borrowings of $18.0 million with interest rates ranging from 0.9 percent to 2.7 percent. The borrowings were primarily from our credit agreements with various banks in the United States, Europe and Japan. As of September 30, 2015, our remaining borrowing capacity under all credit agreements, after consideration of amounts outstanding, was $12.6 million. We are in compliance with our covenant requirements as of September 30, 2015 except for covenants related to our Japan Credit Agreement. See Note 17 - Subsequent Events for further information on our Japan Credit Agreement.

As of September 30, 2015, we maintained a credit agreement entered into in 2006 as amended (the Credit Agreement) and a credit agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement). Both credit agreements are described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2014. In order to reduce borrowing costs, the maximum amount of borrowings under the Credit Agreement was reduced at the Company's request from $170 million to $100 million on May 28, 2015. The new limit does not impact our borrowing capacity as our borrowing availability under the Credit Agreement is under $100 million. The new sublimits are $80 million in the United States and $20 million in Europe.
Note 12 — Fair Value Measurements
Trading Securities
On August 13, 2015 the Company entered into an agreement to sell its RDX™ Storage product line, including $1.5 million of associated inventory, to Sphere 3D for approximately $6 million of value. Under terms of the agreement, Imation received approximately 1.5 million shares of Sphere 3D common stock which resulted in a gain of $4.8 million for the three and nine months ended September 30, 2015. The consideration received is subject to certain adjustments if the market value of the Sphere 3D shares change in value. For the three and nine months ended September 30, 2015 the Company recorded a $0.3 million loss on the value of the 1.5 million Sphere 3D shares held. The loss was recorded in other (income) expense in the Condensed Consolidated Statement of Operations as the investments are classified as trading securities under applicable accounting criteria. The estimated fair value of the shares held is $3.3 million and is included in other current assets in our Condensed Consolidated Balance Sheet as of September 30, 2015.
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

	September 30, 2015			December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative assets:
Foreign currency forward contracts	—	0.1	—	—	7.3	—
Derivative liabilities:
Foreign currency forward contracts	—	(0.8)	—	—	—	—
Total net derivative (liabilities) assets	$—	$(0.7)	$—	$—	$7.3	$—
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
For the three months ended September 30, 2015 and 2014, we recorded net foreign currency gains of $0.9 million and losses of $1.5 million, respectively, in other (income) expense in the Condensed Consolidated Statements of Operations. These results reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.5 million and $0.7 million from the related foreign currency forward contracts for the three months ended September 30, 2015 and 2014, respectively.
For the nine months ended September 30, 2015 and 2014, we recorded net foreign currency losses of $0.3 million and $1.9 million, respectively, in other (income) expense in the Condensed Consolidated Statements of Operations. These net losses reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.3 million and $1.1 million from the related foreign currency forward contracts for the nine months ended September 30, 2015 and 2014, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets were as follows:

	September 30, 2015			December 31, 2014
		Fair Value			Fair Value
(In millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
Cash flow hedges designated as hedging instruments	$24.0	$0.1	$(0.8)	$86.7	$7.3	$—
Other hedges not receiving hedge accounting	1.1	—	—	23.4	—	—
Total	$25.1	$0.1	$(0.8)	$110.1	$7.3	$—
Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. We did not repurchase any shares during the three months ended September 30, 2015. For the nine months ended September 30, 2015, we repurchased 0.4 million shares of common stock for $1.7 million. Since the authorization of this program, we have repurchased 3.0 million shares of common stock for $13.3 million and, as of September 30, 2015, we had remaining authorization to repurchase up to 2.0 million additional shares. The treasury stock held as of September 30, 2015 was acquired at an average price of $12.74 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2014	627,796
Purchases	382,448
Exercise of stock options	(12,656)
Restricted stock grants	(690,662)
Forfeitures and other	931,058
Balance as of September 30, 2015	1,237,984
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$5.1	$(20.6)	$(69.3)	$(84.8)
Other comprehensive income (loss) before reclassifications, net of tax(1)	0.9	(4.4)	(6.6)	(10.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(6.7)	1.8	—	(4.9)
Net current period other comprehensive (loss) income	(5.8)	(2.6)	(6.6)	(15.0)
Balance as of September 30, 2015	$(0.7)	$(23.2)	$(75.9)	$(99.8)
(1)Income tax benefit of $0.9 million was recorded for unrealized gains on derivative financial instruments for the nine months ended September 30, 2015.

The Company's Restructuring Plan will terminate certain sales and operations of its worldwide Storage Media and CSA businesses. See Note 7 - Restructuring and Other Expense for further information on the Company's Restructuring Plan. U.S. GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of September 30, 2015, the Company had $75.9 million of accumulated foreign currency translation losses in other comprehensive loss for which significant balances could be reclassified into the Consolidated Statement of Operations in the future.
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statement of Operations Where (Gain) Loss is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Gains on cash flow hedges	(0.8)	(1.2)	(6.1)	(2.0)	Cost of goods sold
Income tax expense	(2.3)	0.5	(0.6)	0.8	Income tax provision
	(3.1)	(0.7)	(6.7)	(1.2)
Amortization of net actuarial loss	0.3	0.3	0.7	0.7	Selling, general and administrative
Net pension curtailment/settlement loss	1.0	0.2	1.0	0.2	Restructuring and other
Income tax benefit	0.2	—	0.1	0.2	Income tax provision
	1.5	0.5	1.8	1.1
Total reclassifications for the period	(1.6)	(0.2)	(4.9)	(0.1)
382 Rights Agreement
On August 6, 2015, the Board of Directors adopted a rights plan intended to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and thereby preserve the current ability of the Company to utilize certain net operating loss carryovers and other tax benefits of the Company and its subsidiaries (the Tax Benefits). If the Company experiences an “ownership change,” as defined in Section 382 of Code, the Company’s ability to fully utilize the Tax Benefits on an annual basis will be substantially limited, and the timing of the usage of the Tax Benefits and such other benefits could be substantially delayed, which could therefore significantly impair the value of those assets. The rights plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” of 4.9% or more of the Company’s outstanding shares of common stock, without the approval of the Board. The description and terms of the Rights (as defined below) applicable to the rights plan are set forth in the 382 Rights Agreement, dated as of August 7, 2015 (the Rights Agreement), by and between the Company and Wells Fargo Bank, N.A., as Rights Agent.
As part of the Rights Agreement, the Board authorized and declared a dividend distribution of one right (a Right) for each outstanding share of the Company’s common stock, to stockholders of record at the close of business on September 10, 2015. Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a Unit) of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the Preferred Stock) at a purchase price of $15.00 per Unit, subject to adjustment (the Purchase Price). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights.
Under the Rights Agreement, an Acquiring Person is any person or group of affiliated or associated persons (a Person) who is or becomes the beneficial owner of 4.9% or more of the outstanding shares of the Company’s common stock other than as a result of repurchases of stock by the Company, dividends or distribution by the Company, stock issued under certain benefit plans or certain inadvertent actions by stockholders. For purposes of calculating percentage ownership under the Rights Agreement, outstanding shares of the Company’s common stock include all of the shares of common stock actually issued and outstanding. Beneficial ownership is determined as provided in the Rights Agreement and generally includes, without limitation, any ownership of securities a Person would be deemed to actually or constructively own for purposes of Section 382 of the Code or the Treasury Regulations promulgated thereunder. The Rights Agreement provides that the following shall not be deemed an Acquiring Person for purposes of the Rights Agreement: (i) the Company or any subsidiary of the Company and any employee benefit plan of the Company, or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or (ii) any Person that, as of August 7, 2015, is the beneficial owner of 4.9% or more of the shares of Common Stock outstanding (such Person, an Existing Holder) unless and until such Existing Holder acquires beneficial ownership of additional shares of common stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of common stock or pursuant to a split or subdivision of the outstanding shares of common stock) in an amount in excess of 0.5% of the outstanding shares of common stock.
The Rights Agreement provides that a Person shall not become an Acquiring Person for purpose of the Rights Agreement in a transaction that the Board determines is exempt from the Rights Agreement, which determination shall be made in the sole and absolute discretion of the Board, upon request by any Person prior to the date upon which such Person would otherwise become an Acquiring Person, including, without limitation, if the Board determines that (i) neither the beneficial ownership of shares of common stock by such Person, directly or indirectly, as a result of such transaction nor any other aspect of such transaction would jeopardize or endanger the availability to the Company of the Tax Benefits or (ii) such transaction is otherwise in the best interests of the Company.
Initially, the Rights will not be exercisable and will be attached to all common stock representing shares then outstanding, and no separate Rights certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and become exercisable and a distribution date (a Distribution Date) will occur upon the earlier of (i) 10 business days (or such later date as the Board shall determine) following a public announcement that a Person has become an Acquiring Person or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer, exchange offer or other transaction that, upon consummation thereof, would result in a Person becoming an Acquiring Person.
Until the Distribution Date, common stock held in book-entry form, or in the case of certificated shares, common stock certificates, will evidence the Rights and will contain a notation to that effect. Any transfer of shares of common stock prior to the Distribution Date will constitute a transfer of the associated Rights. After the Distribution Date, the Rights may be transferred on the books and records of the Rights Agent as provided in the Rights Agreement.
If on or after the Distribution Date, a Person is or becomes an Acquiring Person, each holder of a Right, other than certain Rights including those beneficially owned by the Acquiring Person (which will have become void), will have the right to receive upon exercise common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price.
In the event that, at any time following the first date of a public announcement that a Person has become an Acquiring Person or that discloses information which reveals the existence of an Acquiring Person or such earlier date as a majority of the Board becomes aware of the existence of an Acquiring Person (any such date, the Stock Acquisition Date), (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the common stock of the Company is changed or exchanged or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price.
At any time following the Stock Acquisition Date and prior to the acquisition by the Acquiring Person of 50% or more of the outstanding common stock, the Board may exchange the Rights (other than Rights owned by such Person which have become void), in whole or in part, for common stock or Preferred Stock at an exchange ratio of one share of common stock, or one one-hundredth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per Right, subject to adjustment.
The Rights and the Rights Agreement will expire on the earliest of (i) 5:00 P.M. New York City time on August 7, 2018, (ii) the time at which the Rights are redeemed or exchanged pursuant to the Rights Agreement, (iii) the date on which the Board determines that the Rights Agreement is no longer necessary for the preservation of material valuable Tax Benefits or is no longer in the best interest of the Company and its stockholders, (iv) the beginning of a taxable year to which the Board determines that no Tax Benefits may be carried forward and (v) the first anniversary of the adoption of the Agreement if stockholder approval has not been received by or on such date.
At any time until the earlier of the Distribution Date or the expiration date of the Rights, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right. Immediately upon the action of the Board ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price.

Note 14 — Segment Information
We manage our business through two reporting segments, Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our reporting segments are generally aligned with our key consumer and commercial channels. On September 27, 2015, the Company adopted a restructuring plan that will significantly change the business and operations of our segments. See Note 7 - Restructuring and Other Expense for further information.
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
The operating results of our former XtremeMac and Memorex consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information on these divestitures.
Net revenue and operating income (loss) from continuing operations by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net revenue
Consumer Storage and Accessories:
Consumer Storage Media	$59.0	$79.4	$191.6	$253.4
Audio and Accessories	8.8	12.6	27.7	33.7
Total Consumer Storage and Accessories	67.8	92.0	219.3	287.1
Tiered Storage and Security Solutions:
Commercial Storage Media	36.6	54.3	129.8	159.7
Storage and Security Solutions	24.8	28.7	86.1	85.7
Total Tiered Storage and Security Solutions	61.4	83.0	215.9	245.4
Total net revenue	$129.2	$175.0	$435.2	$532.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Operating income (loss) from continuing operations
Consumer Storage and Accessories	$(15.8)	$5.4	$(11.2)	$12.7
Tiered Storage and Security Solutions	(10.1)	(8.1)	(22.8)	(25.4)
Total segment operating loss	(25.9)	(2.7)	(34.0)	(12.7)
Corporate and unallocated	(122.8)	(53.1)	(143.6)	(79.3)
Total operating loss	(148.7)	(55.8)	(177.6)	(92.0)
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Interest expense	0.6	0.7	1.8	1.9
Other, net expense	(0.5)	1.6	1.1	2.6
Loss from continuing operations before income taxes	$(148.7)	$(58.0)	$(180.2)	$(96.2)
Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of September 30, 2015, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable and nondiscriminatory terms. Imation intends to vigorously defend the case. Proceedings in the case have been bifurcated, and a trial limited to the issues presented by Imation’s Counterclaim is scheduled to begin on November 16, 2015. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable and nondiscriminatory terms in Japan, where Imation's sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. On February 18, 2015, the Tokyo District Court rendered a decision in favor of Imation that held One-Blue's sending of warning letters to Imation customers that threatened those customers with certain patent-related actions constituted an illegal "unfair competition practice" and issued a permanent injunction prohibiting One-Blue from sending any such warning letters in the future. One-Blue did not appeal that decision.
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

Copyright Levies
Background and historical developments associated with our copyright levies are discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015 and December 31, 2014, we had accrued liabilities of $5.8 million and $9.3 million, respectively, associated with levies for which we are withholding payment. In the first quarter of 2015, we reversed a $2.8 million accrual for copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. For example, in the first quarter of 2015, the French levy society, Copie France, filed a new summary proceeding, seeking $8.7 million in withheld levies. Imation believed this claim was without merit, and Copie France voluntarily dismissed the claim in the second quarter of 2015. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. A hearing has been scheduled on December 8, 2016, in the High Court of Justice (Tribunal de Grande Instance de Paris) on Imation’s claim against Copie France for reimbursement of commercial optical levies previously paid by Imation, and Copie France’s counterclaim against Imation seeking payment of withheld levy payments; a decision in that case is not expected until several months after that hearing is completed. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. Additional court decisions may be rendered in 2015 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.
Note 16 — Related Party Transactions
Clinton Relational Opportunity Master Fund, L.P. (the "Clinton Group") nominated 3 persons for election to Imation’s Board of Directors (the “Board”) at the Company's Annual Meeting of Shareholders on May 20, 2015. Shareholders elected Clinton Group’s three nominees, Joseph A. De Perio, Robert B. Fernander and Barry L. Kasoff, replacing three incumbent directors who were standing for reelection.
Mr. De Perio currently serves as Senior Portfolio Manager of the Clinton Group. During the third quarter of 2015, the Board authorized reimbursement to the Clinton Group for its documented expenses related to proxy contest fees for 2015 for $0.6 million. The fees are recorded in restructuring and other charges for the three months ended September 30, 2015 and are accrued in other current liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2015.
On August 17, 2015, Imation entered into a consulting agreement with Mr. Fernander to perform certain services including assisting the Company with a review and assessment of the Nexsan and Mobile Security businesses of the Company, for which he received consulting fees of $25,000 per week, subject to termination by the Company on a one week's notice. For the three months ended September 30, 2015, the Company paid $0.2 million to Mr. Fernander for these services, which is recorded in restructuring and other charges.
On September 27, 2015, the Board of Directors appointed Mr. Fernander to serve as Interim Group President, Tiered Storage and Security Solutions, effective September 28, 2015, and terminated the consulting agreement with Mr. Fernander. For his service as Interim Group President, Tiered Storage and Security Solutions, Mr. Fernander received $35,000 per week in salary. Effective October 14, 2015, the Board appointed Mr. Fernander to serve as the Interim Chief Executive Officer of the Company. Pursuant to an employment agreement, Mr. Fernander will serve an initial 1-year term, receive base compensation of $600,000 and a performance-based restricted stock award of 574,000 shares and receive up to one year's base salary if his employment agreement with the Company is terminated other than for Cause (as define in the employment agreement), or by reason of his death or disability.
On August 17, 2015, the Board appointed Mr. Kasoff to serve as Interim President of the Company effective August 19, 2015. Mr. Kasoff received compensation of $35,000 per week for his services as Interim President. Effective October 14, 2015, in connection with the appointment of Mr. Fernander to the position of Interim Chief Executive Officer, the Board appointed Mr. Kasoff as Chief Restructuring Officer at the same level of compensation he received as Interim President.
Mr. Kasoff also serves as president of Realization Services, Inc. (RSI), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendment, RSI is performing consulting services for the Company for the period from August 8, 2015 up to February 29, 2016, unless terminated earlier by the Company, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. Prior to being appointed as Interim President of the Company, RSI received consulting fees of $85,000 per week from the Company under the terms of the Agreement plus up to an additional $225,000 for enhanced services for the period from August 26, 2015 through September 18, 2015. Effective September 19, 2015, RSI will receive consulting fees up to $125,000 per week for the remaining term of the agreement. For the three months ended September 30, 2015, the Company paid $0.8 million to RSI which is recorded in restructuring and other charges.
On August 31, 2015, Imation entered into a consulting agreement with Geoff Barrall, a member of the Board pursuant to which Mr. Barrall will perform certain services including formulating a business plan and budget for the Company which is subject to termination by the Company on a one week's notice. For the three months ended September 30, 2015, the Company paid $0.2 million to Mr. Barrall which is recorded in restructuring and other charges.
On October 14, 2015, Imation acquired substantially all of the equity of Connected Data, Inc. (CD) for approximately $7.5 million in cash (subject to adjustment), shares of Imation common stock and repayment of debt. Mr. Barrall is the founder and Chief Executive Officer of CD. In consideration for his CD common shares and options to purchase CD common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he will be eligible to receive up to an additional $260,000 to the extent certain CD revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016.  The accounting for the CD acquisition will be recorded in the fourth quarter of 2015. See Note 17 - Subsequent Events for further information on the CD acquisition.
In connection with the CD acquisition, Imation appointed Mr. Barrall as Imation’s Chief Technology Officer on October 14, 2015 and entered into a related employment agreement on October 27, 2015. The employment agreement provides that Mr. Barrall will receive (i) a base salary of $600,000 per year, (ii) if he remains employed with the Company through December 31, 2015, a retention bonus of $116,732 in cash (which will be forfeited on a pro rata basis if he does not remain employed with the Company through December 31, 2016), and restricted stock units valued at $116,732 (which will vest pro rata on a monthly basis through December 31, 2016), (iii) subject to approval of the Board or the Compensation Committee of the Board, an option to purchase 300,000 shares of Imation common stock, which will vest in equal monthly installments over 36 months of continued employment with the Company and (iv) if his employment with the Company is terminated other than for Cause or by Mr. Barrall for Good Reason (as such terms are defined in the employment agreement), one year’s base salary and, if such termination occurs either thirty days before or one year following a change of control (as defined in the employment agreement) the retention bonus described in clause (ii) above and in the stock options described in clause (iii) above will immediately vest in full. The consulting agreement with Mr. Barrall was terminated on October 12, 2015.
TDK owned approximately 18 percent of the Company’s common stock as of September 30, 2015. On September 28, 2015, the Company entered into an agreement with TDK providing for the transfer of 6,675,764 shares of Imation common stock, subject to adjustment, from TDK to Imation, the termination of the Company's license agreement with TDK and the termination of certain rights of TDK under its Investor Rights Agreement with the Company. The TDK shares will be transferred back to the Company during the fourth quarter of 2015 and the corresponding accounting entries will be recorded at that time. See Note 17 - Subsequent Events for further information on the TDK agreement.
Note 17 — Subsequent Events
On October 30, 2015, Imation terminated its Japan Credit Agreement entered into on July 16, 2013. At the time of termination, the Company paid down its short-term borrowings of $7.6 million. Additionally, during the fourth quarter of 2015, capitalized costs for the credit facility of $0.1 million will be charged to interest expense.
On October 14, 2015, Imation acquired substantially all of the equity of Connected Data, an emerging enterprise-class, private cloud sync and share company, in a transaction valued at $7.5 million at closing. The acquisition of CD augments Imation’s vision in delivering a comprehensive and secure storage, backup and collaboration ecosystem. The Company intends to complete the acquisition of Connected Data through a short-form merger as soon as practicable. The purchase price consists of approximately $0.9 million in cash, 1,511,151 shares of Imation common stock valued at approximately $4.0 million and approximately $2.6 million in repayment of debt. Up to $5.0 million in cash and shares in earn outs are possible based upon Connected Data’s performance through 2016 and the first half of 2017. The accounting for the CD acquisition will take place during the fourth quarter of 2015. See Note 16 - Related Party Transactions for additional information on the CD acquisition.
On September 28, 2015, Imation entered into an agreement with TDK providing for the transfer of 6,675,764 shares of Imation common stock, subject to adjustment, from TDK to Imation, the termination of the Company's license agreements with TDK and the termination of certain rights of TDK under its Investor Rights Agreement with the Company. After termination of the rights agreement, Imation will no longer have the right to use the licensed intellectual property except as required through December 31, 2015 to fulfill already existing obligations. TDK will no longer have rights to designate one employee or director of TDK as a nominee to stand for election as a director of the Company, information rights, preemptive rights, and demand registration rights. The Imation shares will be transferred back to the Company during the fourth quarter of 2015 and the corresponding accounting will be recorded at that time.

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
In August 2015, Imation formed a Strategic Alternatives Committee of its Board to work with management and make recommendations to the Board regarding the Company’s use of its excess capital, and on October 19, 2015, the Company announced that it will actively explore new alternative uses for its excess capital. Interim Chief Executive Officer, Robert B. Fernander, will lead the evaluation and deployment of capital in conjunction with the Strategic Alternatives Committee. The Strategic Alternatives Committee has been tasked with examining opportunities to deploy Imation’s excess cash and developing initiatives for strategic value creation. The scope of the acquisition opportunities to be considered may be outside of industries that have comprised Imation’s historical focus, and may be sourced in the private and public markets. The Company generally expects to evaluate opportunities where it can acquire businesses that it can actively manage and oversee, but may make investments in opportunities that it will not control.
On September 27, 2015, the Company adopted a restructuring plan pursuant to which it will terminate certain sales and operations of its worldwide Storage Media (magnetic tape) business, terminate certain sales and operations of its worldwide CSA business, and further reduce and rationalize its corporate overhead (the Restructuring Plan). As of September 30, 2015, the Company and its Board of Directors had not yet determined that it will restructure its Storage Media and CSA operations in Europe. The Company is currently in the process of negotiations with the European works counsels to determine if such a restructuring in Europe would be approved by various European labor laws. Accordingly, no employee severance charges have been incurred associated with the Company's European operations, but it is reasonably possible that severance charges, which could be material, will be incurred in the future pending the outcome of the negotiations. The Company will continue its NexsanTM and Mobile Security businesses.
The Company is entering into the Restructuring Plan as a result of continued losses due to secular declines in its legacy Storage Media and CSA businesses and to reduce the cost structure and streamline the organization in light of these changes. The Company expects that it will incur approximately $140 to $160 million in total charges for the Restructuring Plan and will substantially complete the Restructuring Plan during the first quarter of 2016, with most of its charges incurred in the third and fourth quarter of 2015.
As part of the restructuring and wind down process, the Company is aggressively liquidating its legacy business asset and liability balances. This will cause working capital balances to change significantly as working capital is converted into cash. During the three and nine months ended September 30, 3015 we recorded $9.7 million and $7.3 million of inventory and accounts receivable write-offs, respectively. Based on the information available to us, we believe the remaining inventory to be valued at the lower of cost or market and remaining accounts receivable balances to be collectible. However, these amounts are not certain and it is reasonably possible additional charges may be provided for in a future period.
On October 14, 2015, Imation acquired substantially all of the equity of Connected Data, Inc. (CD), an emerging enterprise-class, private cloud sync and share company, in a transaction valued at $7.5 million at closing. The acquisition of CD augments Imation’s vision in delivering a comprehensive and secure storage, backup and collaboration ecosystem. See Note 17 - Subsequent Events for further information on the CD acquisition.
Executive Summary
Consolidated Results of Operations for the Three Months Ended September 30, 2015

•
Net revenue from continuing operations of $129.2 million for the three months ended September 30, 2015 was down 26.2 percent compared with $175.0 million in the same period last year. The decrease was due to declines in all businesses and currency impacts. Foreign currency exchange rates negatively impacted revenue for the three months ended September 30, 2015 by 7.2 percent compared to the same period last year.

•
Operating loss from continuing operations was $148.7 million for the three months ended September 30, 2015 compared with an operating loss of $55.8 million in the same period last year. The operating loss for the three months ended September 30, 2015 includes charges of $40.2 million for restructuring and other, $37.6 million for intangible impairments and $36.1 million for goodwill impairments. The increase of $92.9 million from the prior year period is due to the intangible impairments, higher restructuring and other charges and lower gross profit in the current period.

•	Diluted loss per share from continuing operations was $3.70 for the three months ended September 30, 2015 compared with a diluted loss per share of $1.49 for the same period last year.
Consolidated Results of Operations for the Nine Months Ended September 30, 2015

•
Net revenue from continuing operations of $435.2 million for the nine months ended September 30, 2015 was down 18.3 percent compared with $532.5 million in the same period last year. The decrease was due to secular declines in our legacy businesses and currency impacts. Foreign currency exchange rates negatively impacted revenue for the nine months ended September 30, 2015 by 7.3 percent compared to the same period last year.

•
Operating loss from continuing operations was $177.6 million for the nine months ended September 30, 2015 compared with an operating loss of $92.0 million in the same period last year. The operating loss for the nine months ended September 30, 2015 includes charges of $42.9 million for restructuring and other, $37.6 million for intangible impairments and $36.1 million for goodwill impairments. The increase of $85.6 million from the same period last year is due to the intangible impairments, higher restructuring and other charges and lower gross profit in the current period.

•	Diluted loss per share from continuing operations was $4.48 for the nine months ended September 30, 2015 compared with a diluted loss per share of $2.39 for the same period last year.
Cash Flow/Financial Condition for the Nine Months Ended September 30, 2015

•
Cash and cash equivalents totaled $94.3 million at September 30, 2015 compared with $114.6 million at December 31, 2014. The decline in the cash balance reflects the ongoing investment in Storage and Security Solutions growth initiatives and seasonal working capital changes and payments, as well as currency impacts.

•
Cash used in operating activities was $14.7 million for the nine months ended September 30, 2015 compared with $13.2 million in the same period last year. The increase was primarily due to negative earnings and our ongoing investment in Storage and Security Solutions growth initiatives.

Results of Operations
The operating results of our former XtremeMacTM and MemorexTM consumer electronics businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements for further information on these divestitures. The following discussion relates to continuing operations unless indicated otherwise. Our legacy businesses as referred to in the following discussion consist of our Consumer and Commercial Storage Media businesses.
Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Net revenue	$129.2	$175.0	(26.2)%	$435.2	$532.5	(18.3)%
Net revenue for the three months ended September 30, 2015 decreased 26.2 percent compared with the same period last year due to declines in the CSA and TSS business segments of 26.3 percent and 26.0 percent, respectively. Within the CSA segment, revenue decreased due to the ongoing declines in optical media products along with negative foreign currency impacts. Within the TSS segment, Commercial Storage Media revenue decreased 32.6 percent due to the expected secular declines of our legacy magnetic tape business. Storage and Security Solutions revenue declined by 13.6 percent due to softer sales and negative foreign currency impacts. Foreign currency exchange rates negatively impacted total Company net revenue for the three months ended September 30, 2015 by 7.2 percent compared to the same period last year.
Net revenue for the nine months ended September 30, 2015 decreased 18.3 percent compared with the same period last year due to declines in the CSA and TSS business segments of 23.6 percent and 12.0 percent, respectively. Within the CSA segment, revenue decreased due to the ongoing declines in optical media products along with negative foreign currency impacts. Within the TSS segment, Storage and Security Solutions revenue grew by 0.5 percent. The growth was due to both our Nexsan hybrid storage solutions and IronKey mobile security businesses. Commercial Storage Media revenue decreased 18.7 percent due to the expected secular declines of our legacy magnetic tape business. Foreign currency exchange rates negatively impacted total Company net revenue for the nine months ended September 30, 2015 by 7.3 percent compared to the same period last year.
See Segment Results for further discussion of our reporting segments and products.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Gross profit	$13.4	$31.2	(57.1)%	$76.4	$98.8	(22.7)%
Gross margin	10.4%	17.8%		17.6%	18.6%
Gross profit for the three and nine months ended September 30, 2015 decreased 57.1 and 22.7 percent, respectively, compared with the same periods last year due to lower net revenues and $9.7 million of inventory write-offs taken during the third quarter of 2015 as a result of our actions to end certain sales and operations in the CSA and Commercial Storage Media businesses.
Gross margin for the three months ended September 30, 2015 decreased 7.4 percentage points compared with the same period last year due to lower margins in both the CSA and TSS segments. Gross margin in CSA decreased due to inventory write-offs associated with our actions to end certain sales and operations. Gross margin in TSS decreased due to inventory write-offs taken as a result of our actions to end certain sales and operations in our Commercial Storage Media business which was partially offset by improved margins in the Storage and Security Solutions business. The increase in gross margin in Storage and Security Solutions is due to improved sourcing costs, lower discounts and our product mix moving towards higher margin products.
Gross margin for the nine months ended September 30, 2015 decreased 1.0 percentage points compared with the same period last year due to lower margins in our CSA segment which was partially offset by increases in our TSS segment. Gross margin in CSA decreased due to inventory write-offs taken as a result of our actions to end certain sales and operations. The decrease in margin in CSA was partially offset by a reversal of a $2.8 million accrual for copyright levies as a result of a favorable court ruling in Germany. Gross margin in TSS increased due to improved sourcing costs, lower discounts and our product mix moving towards the higher margins of our Storage and Security Solutions products which was partially offset by inventory write-offs taken as a result of our actions to end certain sales and operations in our Commercial Storage Media business.
Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Selling, general and administrative	$43.4	$42.5	2.1%	$123.0	$130.2	(5.5)%
As a percent of revenue	33.6%	24.3%		28.3%	24.5%
SG&A expense increased for the three months ended September 30, 2015 compared with the same period last year due to increased charges for accounts receivable write-offs which was partially offset by lower spending and currency impacts. During the three months ended September 30, 2015, the Company incurred charges of $7.3 million for accounts receivable write-offs associated with our actions to end certain sales and operations in the CSA and Commercial Storage Media businesses. The increase was partially offset by reductions of legacy and administrative operating costs of $4.1 million in the three months ended September 30, 2015 in order to operate as a smaller company with more focused product lines and streamlined core operational processes.
SG&A expense decreased for the nine months ended September 30, 2015 compared with the same period last year due to lower spending and currency impacts which were partially offset by increased charges for accounts receivable write-offs. We reduced legacy and administrative operating costs by $11.7 million in the nine months ended September 30, 2015 in order to operate as a smaller company with more focused product lines and streamlined core operational processes. During the nine months ended September 30, 2015, the Company incurred charges of $7.3 million for accounts receivable write-offs associated with our actions to end certain sales and operations in the CSA and Commercial Storage Media businesses.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Research and development	$4.8	$4.9	(2.0)%	$14.4	$13.7	5.1%
As a percent of revenue	3.7%	2.8%		3.3%	2.6%
R&D expense decreased for the three months ended September 30, 2015 compared with the same period last year due to reductions in our investments in our legacy Commercial Storage Media business.
R&D expense increased for the nine months ended September 30, 2015 compared with the same period last year which reflects the Company's increased investment in higher-margin projects in Storage and Security Solutions, partially offset by reductions in our investments in our legacy Commercial Storage Media business.
Intangible Impairment
During the third quarter of 2015, management and the Board of Directors have engaged in a detailed strategic and financial assessment of the Company. As a result of this assessment, we significantly revised our previous business strategy by adjusting our product portfolio to a smaller product offering as well as changing our investment philosophy such that the investment in operating expenses will be significantly reduced. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event for impairment testing. This required the assessment of the recoverability of the long-lived assets (including definite-lived intangible assets).
We compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain asset groups exceeded the undiscounted cash flows expected to be generated by the asset group. For those asset groups, we then compared the carrying value of the asset group to its estimated fair value to determine the amount by which our long-lived assets (primarily intangible assets) with the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $37.6 million in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015. See Note 6 - Intangible Assets and Goodwill for further information on this impairment charge.
Goodwill Impairment
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.
During the third quarter of 2015, management and the Board of Directors have engaged in an assessment of the Storage and Security Solutions businesses of the Company. As a result of this assessment, we significantly revised our previous business strategy by adjusting our product portfolio to a smaller product offering as well as changing our investment philosophy associated with these businesses such that the investment in operating expenses will be significantly reduced. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event requiring us to review our goodwill related to Storage and Security Solutions for impairment. Based on the review, we determined that the carrying value of the Storage and Security Solutions goodwill exceeded its implied value by $36.1 million and, consequently, we recorded an impairment charge of that amount in the Consolidated Statements of Operations for the three and nine months ending September 30, 2015.
For the three months ended September 30, 2014, actual results for our Storage Solutions reporting unit were lower than planned. Because of the lower than anticipated results for Storage Solutions, we revised our forecast, which we determined to be a triggering event requiring us to review our goodwill related to Storage Solutions for impairment. Based on the review, we determined that the carrying value of the Storage Solutions goodwill exceeded its implied value by $35.4 million and, consequently, we recorded an impairment charge of that amount in the Consolidated Statements of Operations for the three and nine months ending September 30, 2014.
See Note 6 - Intangible Assets and Goodwill for further information on the impairment charges.
Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Restructuring and other	$40.2	$4.2	857.1%	$42.9	$11.5	273.0%

For the three months ended September 30, 2015, the $40.2 million of restructuring and other expense relates to restructuring costs of $17.7 million and other costs of $22.5 million. The $17.7 million of restructuring costs consists primarily of severance and related charges from our actions to end certain sales and operations in the CSA and Commercial Storage Media businesses. The $22.5 million of other costs includes $25.1 million of asset write downs and disposals and $1.0 million of pension settlement charges which were partially offset by $3.6 million of other income. The other income consists of a gain on the sale of our RDXTM Storage product line which was partially offset by direct third party costs associated with our proxy contest and strategic review process. For the three months ended September 30, 2014, the $4.2 million of restructuring and other expense related to restructuring costs of $1.3 million, other costs of $2.2 million and pension related losses of $0.7 million. The $1.3 million of restructuring costs consisted of severance and related charges. The $2.2 million of other costs primarily consisted of employee costs and professional fees. We also recorded an additional obligation of $0.5 million associated with a true-up of the settlement of our United Kingdom pension plan which was settled in the third quarter of 2013 and we recorded a $0.2 million settlement loss related to our U.S. pension plan.
For the nine months ended September 30, 2015, the $42.9 million of restructuring and other expense relates to restructuring costs of $19.0 million and other costs of $23.9 million. The $19.0 million of restructuring costs consist primarily of severance and related charges from our actions to end certain sales and operations in the CSA and Commercial Storage Media businesses. The $23.9 million of other costs includes $25.1 million of asset write downs and disposals and $1.0 million of pension settlement charges which were partially offset by $2.2 million of other income. The other income consists of a gain on the sale of our RDXTM Storage product line which was partially offset by direct third party costs associated with our proxy contest and strategic review process. For the nine months ended September 30, 2014, the $11.5 million of restructuring and other expense related to restructuring costs of $5.1 million, other costs of $5.8 million and pension related losses of $0.6 million. The $5.1 million of restructuring costs consisted of severance and related charges. The $5.8 million of other costs primarily consisted of employee costs and professional fees. The pension losses included $0.5 million of an additional obligation associated with a true-up of the settlement of our United Kingdom pension plan and a $0.8 million settlement loss related our U.S. pension plan which was partially offset by a $0.7 million curtailment gain related to our Japan pension plan.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements for further details on our restructuring and other expense.
Operating Loss from Continuing Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Operating loss from continuing operations	$(148.7)	$(55.8)	166.5%	$(177.6)	$(92.0)	93.0%
As a percent of revenue	(115.1)%	(31.9)%		(40.8)%	(17.3)%
Operating loss from continuing operations increased for the three and nine months ended September 30, 2015 compared with the same periods last year due to the items discussed above.
Other (Income) Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Interest income	$(0.1)	$(0.1)	—%	$(0.3)	$(0.3)	—%
Interest expense	0.6	0.7	(14.3)%	1.8	1.9	(5.3)%
Other, net expense (income)	(0.5)	1.6	(131.3)%	1.1	2.6	(57.7)%
Total other expense	$—	$2.2	(100.0)%	$2.6	$4.2	(38.1)%
As a percent of revenue	—%	1.3%		0.6%	0.8%
Other expense for the three and nine months ended September 30, 2015 decreased compared with the same period last year. The decrease is due to gains recorded as a result of exchange rate changes on transactions in foreign currencies.

Income Tax Provision (Benefit)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Income tax provision (benefit)	$3.6	$3.4	NM	$3.9	$1.8	116.7%
Effective tax rate	(2.4)%	(5.9)%		(2.2)%	(1.9)%
NM - Not meaningful
The change in the income tax provision for the three and nine months ended September 30, 2015 compared to the same periods last year is primarily related to lower foreign income tax expense compared to last year, offset by a $3.7 million valuation allowance established during the current quarter as a result of the announced Restructuring Plan, which has changed our ability to generate sufficient future taxable income in certain foreign jurisdictions to recover our net deferred tax assets in such locations. The effective income tax rate for the three and nine months ended September 30, 2015 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the effects of foreign tax rate differential. As disclosed previously, the Company has not yet determined that it will be restructuring its European operations, pending the outcome of negotiations with European works councils and, accordingly, we have not provided valuation allowances associated with tax jurisdictions within Europe. However, it is reasonably possible that valuation allowances may be necessary in future periods if we reach agreement to restructure our European operations. The total net deferred tax assets as of September 30, 2015 associated with European jurisdictions is approximately $6.0 million.
Loss from Discontinued Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Loss on sale of discontinued businesses, net of income taxes	$—	$—	NM	$—	$(1.7)	(100.0)%
Loss from operations of discontinued businesses, net of income taxes	—	—	NM	—	(0.6)	(100.0)%
Loss from discontinued operations	$—	$—	NM	$—	$(2.3)	(100.0)%
NM - Not meaningful
Loss from discontinued operations represents operations from our former XtremeMac and Memorex consumer electronics businesses. The loss for the nine months ended September 30, 2014 includes a $1.2 million adjustment to the expected proceeds on the sale of the XtremeMac business and a $0.5 million loss recorded for the sale of the XtremeMac business which closed on January 31, 2014. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements for more information on our discontinued operations.
Segment Results
We operate our business through two focused business segments: Consumer Storage and Accessories (CSA) and Tiered Storage and Security Solutions (TSS). Our business segments are generally aligned with our key consumer and commercial channels.
We have two major product categories under our CSA reporting segment: Consumer Storage Media and Audio and Accessories. Consumer Storage Media products include optical products, USB flash drives, flash cards and external hard disk drives. Optical products consist of DVDs, CDs, and Blu-ray recordable media. Audio and Accessories include speakers, headphones and accessories. We have two major product categories under our TSS reporting segment: Commercial Storage Media and Storage and Security Solutions. Commercial Storage Media products consist mainly of magnetic data storage tape media and RDX media. Storage and Security Solutions includes Nexsan products as well as Mobile Security, under the IronKey brand.
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
Information related to our segments is as follows:
     Consumer Storage and Accessories

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Net revenue	$67.8	$92.0	(26.3)%	$219.3	$287.1	(23.6)%
Operating income (loss)	(15.8)	5.4	(392.6)%	(11.2)	12.7	(188.2)%
As a percent of revenue	(23.3)%	5.9%		(5.1)%	4.4%
The decrease in CSA net revenue for the three and nine months ended September 30, 2015 compared with the same periods last year was driven by declines in Consumer Storage Media and Audio and Accessories products and negative foreign currency impacts as we derive the majority of our CSA revenue outside of the United States. CSA revenue declined 26.3 percent and 23.6 percent for the three and nine months ended September 30, 2015, respectively. Consumer Storage Media declined $20.4 million, or 25.7 percent, and $61.8 million, or 24.4 percent, for the three and nine months ended September 30, 2015, respectively. These decreases were driven by expected secular declines in optical media products and negative foreign currency impacts. Audio and Accessories decreased $3.8 million, or 30.2 percent, and $6.0 million, or 17.8 percent, for the three and nine months ended September 30, 2015, respectively, primarily due to negative foreign currency impacts.
The increase in operating loss for the three and nine months ended September 30, 2015, respectively, compared with the same periods last year was primarily due to inventory and accounts receivable write-offs taken as a result of our actions to end certain sales and operations in CSA.
Tiered Storage and Security Solutions

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Net revenue	$61.4	$83.0	(26.0)%	$215.9	$245.4	(12.0)%
Operating loss	(10.1)	(8.1)	24.7%	(22.8)	(25.4)	(10.2)%
As a percent of revenue	(16.4)%	(9.8)%		(10.6)%	(10.4)%
The decrease in TSS net revenue of 26.0 percent for the three months ended September 30, 2015 compared with the same period last year was due to a 32.6 percent decrease in our Commercial Storage Media business due to the secular decline of our legacy magnetic tape business and 13.6 percent decrease in our Storage and Security Solutions business primarily due to softer sales and currency impacts. The 12.0 percent decrease in TSS net revenue for the nine months ended September 30, 2015 compared to the same period last year was due to an 18.7 percent decrease in our Commercial Storage Media business partially offset by a 0.5 percent increase in our Storage and Security Solutions business. The year to date revenue decline in Commercial Storage Media is due to the expected secular decline of our legacy magnetic tape business. The year to date growth in Storage and Security Solutions revenue was due to both our Nexsan hybrid storage solutions and IronKey mobile security businesses.
The increase in the operating loss for the three and nine months ended September 30, 2015 was driven primarily by inventory and accounts receivable write-offs taken as a result of our actions to end certain sales and operations in the Commercial Storage Media business.
     Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2015	2014		2015	2014
Operating loss	$(122.8)	$(53.1)	131.3%	$(143.6)	$(79.3)	81.1%
The Corporate and Unallocated operating loss increased for the three and nine months ended September 30, 2015 compared with the same period last year due to impairments and increased restructuring and other expense related to our actions to end certain sales and operations in our CSA and Commercial Storage Media businesses. The operating loss for the three months ended September 30, 2015 includes charges of $40.2 million for restructuring and other, $37.6 million for intangible impairments and $36.1 million for goodwill impairments. The operating loss for the nine months ended September 30, 2015 includes charges of $42.9 million for restructuring and other, $37.6 million for intangible impairments and $36.1 million for goodwill impairments.
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
Changes in foreign currency exchange rates negatively impacted worldwide revenue by 7.2 percent and 7.3 percent for the three and nine months ended September 30, 2015, respectively. Changes in foreign currency exchange rates did not impact worldwide revenue for the three months ended September 30, 2014 but negatively impacted worldwide revenue by 4.0 percent for the nine months ended September 30, 2014.
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
Financial Position
Our cash and cash equivalents balance as of September 30, 2015 was $94.3 million compared to $114.6 million as of December 31, 2014. The decline in cash reflects negative earnings, the ongoing investment in Storage and Security Solutions growth initiatives and currency effects.
As part of the restructuring and wind down process, the Company is aggressively liquidating its legacy business asset and liability balances. This will cause working capital balances to change significantly as working capital is converted into cash.
Our accounts receivable balance as of September 30, 2015 was $64.0 million, a decrease of $70.4 million from $134.4 million as of December 31, 2014 as a result of accounts receivable write-offs, seasonally strong sales in the fourth quarter of 2014 and revenue declines. Days sales outstanding (DSO) was 44 days as of September 30, 2015, down 11 days from December 31, 2014 which was benefited by seasonally high revenues. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of September 30, 2015 was $42.0 million, a decrease of $15.7 million from $57.7 million as of December 31, 2014 as a result of inventory write-offs. Days of inventory supply was 50 days as of September 30, 2015, up 6 days from December 31, 2014. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of September 30, 2015 was $75.5 million, a decrease of $20 million from $95.5 million as of December 31, 2014. The decrease in accounts payable was mainly due to the seasonal timing of payments.
Our other current liabilities balance as of September 30, 2015 was $89.0 million compared to $98.2 million as of December 31, 2014. The decrease of $9.2 million was mainly due to seasonal variable compensation and rebate payments.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	2014
Net loss	$(184.1)	$(100.3)
Adjustments to reconcile net loss to net cash used in operating activities	122.2	63.4
Changes in operating assets and liabilities	47.2	23.7
Net cash used in operating activities	$(14.7)	$(13.2)
Cash used in operating activities was $14.7 million for the nine months ended September 30, 2015 reflecting negative earnings and our ongoing investment in Storage and Security Solutions growth initiatives. Cash used in operating activities was $13.2 million for the nine months ended September 30, 2014 reflecting negative earnings and seasonal variable compensation and rebate payments in the first quarter of 2014 as well as restructuring payments in the first half of 2014, partially offset by improvements in working capital.

Cash Flows Used in Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	2014
Capital expenditures	$(2.8)	$(5.3)
Proceeds from sale of disposal group	1.5	2.8
Proceeds from sale of assets	1.2	—
Net cash used in investing activities	$(0.1)	$(2.5)
Cash used in investing activities for the nine months ended September 30, 2015 included capital expenditures of $2.8 million partially offset by $1.2 million received from the sale of our Weatherford, Oklahoma facility and $1.5 million of proceeds from the sale of our discontinued businesses. Cash used in investing activities for the nine months ended September 30, 2014 included capital expenditures of $5.3 million, partially offset by proceeds from the sale of our discontinued businesses.
Cash Flows Used in Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	2014
Purchase of treasury shares	$(1.7)	$(2.5)
Exercise of stock options	—	0.4
Short-term debt repayment	(17.4)	(29.7)
Short-term borrowings	16.4	28.9
Net cash used in financing activities	$(2.7)	$(2.9)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. For the nine months ended September 30, 2015, we repurchased 0.4 million shares of common stock for $1.7 million at an average price of $4.44. Since the authorization of this program, we have repurchased 3.0 million shares of common stock for $13.3 million at an average price of $4.43 per share. As of September 30, 2015, we had remaining authorization to repurchase up to 2.0 million additional shares.
As of September 30, 2015, we maintained a credit agreement entered into in 2006 as amended (the Credit Agreement) and a credit agreement entered into in 2013 with a lender in Japan (the Japan Credit Agreement). Both credit agreements are described in Note 11 - Debt of our Annual Report on Form 10-K for the year ended December 31, 2014. In order to reduce borrowing costs, the maximum amount of borrowings under the Credit Agreement was reduced at the Company's request from $170 million to $100 million on May 28, 2015. The new limit did not impact our borrowing capacity as our borrowing availability under the Credit Agreement is under $100 million. The new sublimits were $80 million in the United States and $20 million in Europe. As of September 30, 2015, our remaining borrowing capacity under both credit agreements, after consideration of amounts outstanding, was $12.6 million.
As of September 30, 2015, we had $18.0 million of borrowings outstanding under our credit agreements with interest rates ranging from 0.9 percent to 2.7 percent. We are in compliance with our covenant requirements as of September 30, 2015 except for covenants related to our Japan Credit Agreement. In October 2015, we terminated our Japan Credit Agreement and paid all borrowing thereunder. See Note 17 - Subsequent Events for further information on the termination of our Japan Credit Agreement.
Our liquidity needs for the remaining three months of 2015 include the following: restructuring payments of approximately $30 million to $40 million, credit facility repayments of $18 million, capital expenditures of approximately $1 million to $2 million, operating lease payments of approximately $2 million, any amounts associated with investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. We expect that cash and cash equivalents, together with cash flow from operations and availability of borrowings under our current sources of financing, will provide liquidity sufficient to meet these needs and for our operations.
We also expect to use cash and cash equivalents in connection with acquisition opportunities that we may undertake as part of our strategic plan to use excess capital. We may also raise additional capital through the issuance of equity, debt or both, to fund such acquisitions. There is no assurance, however, that such capital will be available when needed, in the amounts necessary or on terms satisfactory to us.

Contractual Obligations
As of September 30, 2015, there have been no material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2014. However, we have initiated a restructuring program to terminate certain sales and operations of our worldwide Storage Media business, terminate certain sales and operations of our worldwide CSA business, and further reduce and rationalize corporate overhead. Therefore, our contractual obligations are expected to change.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Fair Value Measurements
See Note 12 - Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There were no significant changes to these accounting policies for the first nine months of 2015.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning strategic initiatives and potential acquisitions, the results of operations of our existing business lines and our ability to implement our restructuring plans, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the Securities and Exchange Commission including the following: our ability to successfully implement our strategy for our existing business as well as other lines of business that we may pursue; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to successfully identify suitable acquisition targets to implement our new strategy and to compete for these opportunities with others who may have greater resources; our ability to conduct due diligence on businesses we acquire to ensure that we have identified and addressed key aspects of liability and risk; the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated; the possible need to raise additional debt or equity financing for acquisitions in addition to the use of our excess cash; the impact of additional material charges and expenses associated with our oversight of acquired or target businesses and the integration of acquired businesses into our systems for financial reporting; our ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits; our ability to effectively increase the size of our organization, if needed, and manage our growth; our ability to meet future revenue growth, gross margin and earnings targets; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; the loss of a major customer, partner or reseller; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; tax consequences associated with our acquisition, holding and disposition of target companies and assets; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; our ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; limitations in our operations that could arise from compliance with the debt covenants in our credit facilities; our ability to retain and attract key employees to manage our existing businesses and the businesses we may acquire; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of the announcement of our review of strategic alternatives; the effect of the transition of our Board of Directors; and the volatility of our stock price due to our results or market trends, as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, in Part II Item 1A of this Quarterly Report on Form 10-Q and from time to time in our filings with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Except for the paragraph noted below, there has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2014. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014.
As of September 30, 2015, we had $25.1 million notional amount of foreign currency forward and option contracts of which $1.1 million hedged recorded balance sheet exposures. This compares to $110.1 million notional amount of foreign currency forward and option contracts as of December 31, 2014 of which $23.4 million hedged recorded balance sheet exposures. An immediate adverse change of 10 percent in quarter-end foreign currency exchange rates with all other variables (including interest rates) held constant would reduce the fair value of foreign currency contracts outstanding as of September 30, 2015 by $2.6 million.
Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2015, the end of the period covered by this report, the Interim Chief Executive Officer, Robert B. Fernander, and the Vice President and Chief Financial Officer, Scott J. Robinson, have concluded that the disclosure controls and procedures were effective.
During the quarter ended September 30, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers, including the One-Blue litigation described below. Consequently, as of September 30, 2015, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs allege that Imation's sales of certain Blu-ray discs infringe six patents and seek unspecified damages, treble damages and attorney's fees. On June 13, 2013, Imation filed an Answer, Affirmative Defenses, and Counterclaims, naming various defenses including that plaintiffs are barred, in whole or in part, from any recovery or relief by their refusal to license the patents-in-suit under fair, reasonable and nondiscriminatory terms. Imation intends to vigorously defend the case. Proceedings in the case have been bifurcated, and a trial limited to the issues presented by Imation's Counterclaim is scheduled to begin on November 16, 2015. Imation has notified its manufacturers of their indemnity obligations that it believes cover a portion of its liability, if any, to One-Blue and the other plaintiffs. In addition, Imation has a dispute with One-Blue regarding One-Blue's refusal to license its Japanese Blu-ray patents under fair, reasonable and nondiscriminatory terms in Japan, where Imation's sales of Blu-ray discs are substantially greater than in the U.S. Imation Corporation Japan, Imation's Japanese subsidiary, sued One-Blue in Japan regarding its unlawful interference with certain of our customer relationships. On February 18, 2015, the Tokyo District Court rendered a decision in favor of Imation that held One-Blue's sending of warning letters to Imation customers that threatened those customers with certain patent-related actions constituted an illegal "unfair competition practice" and issued a permanent injunction prohibiting One-Blue from sending any such warning letters in the future. One-Blue did not appeal that decision.
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
Item 1A. Risk Factors.
As a result of subsequent developments, the Company has updated and expanded its discussion of risk factors to include the following:
The Company may face risks associated with the transition of its Board of Directors. Shareholders elected three new directors to the Company's Board of Directors at the Annual Meeting of Shareholders on May 20, 2015, replacing three incumbent directors who had been nominated by the Company for reelection. Thereafter, two of the remaining directors resigned and three new individuals were appointed to the Board of Directors. Following this change, many aspects of the Company's strategies, structure and operating practices have been and will continue to be under review by the Board of Directors and will be subject to change. There can be no assurance that any changes on strategies, structure or operating practices resulting from this review will be successfully implemented or result in an increase in the Company's stock price.
We must make strategic decisions from time to time as to the products, technologies and businesses in which we invest and if we focus on products, technologies or business that do not perform in line with our strategic expectations or if market conditions change, our financial results could be adversely impacted. In February 2011 we announced our transformation strategy, which includes improving gross margins, exiting low margin products, introducing new products in secure and scalable storage, and organic and inorganic growth. In October 2012, we announced the acceleration of our transformation by reorganizing our businesses into two channel-focused business segments, and increasing our focus on data storage and data security. In August 2015, we formed a Strategic Alternatives Committee of our Board and, in October 2015, announced that the Strategic Alternatives Committee would work with management to make recommendations to the Board regarding our use of excess capital. Specifically, the Strategic Alternatives Committee will examine acquisition opportunities and develop initiatives for strategic value creation which may include opportunities outside of industries that comprised the Company's historical focus. If we are not successful in implementing these strategies or if market conditions change adversely for our chosen products or technologies, our financial results could be negatively impacted.
Changes in the capital and credit markets may negatively affect our ability to access financing. Without such financing we may be unable to achieve our objectives for strategic acquisitions and internal growth. Disruption of the global financial and credit markets may have an effect on our long-term liquidity and financial condition. While we have been able to achieve our past acquisitions through operating cash flows and without permanently borrowing on our outstanding credit facilities, the need may arise to obtain additional funding, in particular as we focus on exploring acquisition opportunities as part of our strategic plan to use excess capital. Based on our current plan of operations we believe our cash will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next twelve months; however there is no assurance that circumstances will not change, or that we may require additional capital to fund acquisitions or the operating expenses of acquired businesses.
The announcement of our review of strategic alternatives and our strategic plan to explore acquisition opportunities could adversely affect our business, financial results and operations, and there can be no assurance that any transaction will result from this review or plan. On February 10, 2015, we announced that we have been working with Houlihan Lokey as our financial adviser to review and explore strategic alternatives to maximize shareholder value and the value of each of our business units. In August 2015, we formed a Strategic Alternatives Committee of our Board and, in October 2015, announced that the Strategic Alternatives Committee would work with management to make recommendations to the Board regarding our use of excess capital. Specifically, the Strategic Alternatives Committee will examine acquisition opportunities and develop initiatives for strategic value creation which may include opportunities outside of industries that comprise the Company's historical focus. There can be no assurance that our strategic plan will result in any transaction or any change to our overall structure or our business model, or that any transaction or change will enhance shareholder value or the value of any of our business units. Any transaction that is identified and pursued would be dependent on factors that may be beyond our control, including, among others, global economic conditions, the market environment, the possible requirement for shareholder approval of the transaction, the interest of third parties in the Company or our businesses and the availability of financing on reasonable terms or at all. We do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives unless our Board of Directors has approved a specific transaction or management otherwise deems disclosure appropriate. We expect to incur expenses associated with identifying and evaluating strategic alternatives. In addition, the process of reviewing strategic alternatives and implementing any course of action ultimately selected may be disruptive to the Company’s business operations, may distract the Company’s management team from their day-to-day responsibilities and could make it more difficult to retain customers, vendors and employees. Any of these risks or uncertainties could adversely affect the Company’s business, financial condition, results of operations or cash flows.
Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition. As part of our strategic plan to use excess capital, including through acquisitions, we may acquire interests in a number of different businesses, some of which may be outside of industries that have comprised our historical focus. We have in the past, and may in the future, acquire businesses or make acquisitions, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the business or acquisition targets operate, including risks in industries with which we are not familiar or experienced. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition and results of operations may be adversely impacted depending on the specific risks applicable to any business or company we acquire and our ability to address those risks.
Any potential acquisition or investment in a foreign business or a company with significant foreign operations may subject us to additional risks. Acquisitions or investments by us in a foreign business or other companies with significant foreign operations subject us to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our business, results of operations and liquidity.
Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners. We may in the future make acquisitions of partial ownership interests in businesses or otherwise acquire businesses jointly or establish joint ventures with third parties. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their shares of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners, some of which may possess more industry or technical knowledge or have better access to capital and other resources, may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future, we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner, in which case, we may be liable in the event such partner defaults on its guarantee obligation.
We could consume resources in researching acquisitions, business opportunities or financings and capital market transactions that are not ultimately consummated, which could materially adversely affect our financial condition and subsequent attempts to locate and acquire or invest in another business. We anticipate that the investigation of each specific acquisition or business opportunity and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments with respect to such transaction will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunity or financing and capital market transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.
Future acquisitions and dispositions may not require a stockholder vote and may be material to us. Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our common stock. In addition, depending upon the size and structure of any acquisitions, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the SEC disclosing the nature of such transaction and/or business. Similarly, we may effect material dispositions in the future. If a stockholder vote is required for any of our future acquisitions, our restated certificate of incorporation and our amended and restated bylaws prohibit our stockholders from approving such transactions by written consent, which requires that any action to approve such transaction must be taken at a meeting of the stockholders.
For further information on other risk factors, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 (a) - (b)
Not applicable
(c) Issuer Purchases of Equity Securities

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share

Period
July 1, 2015 - July 31, 2015	—	—	—	2,004,542
August 1, 2015 - August 31, 2015	88	3.64	—	2,004,542
September 1, 2015 - September 30, 2015	—	—	—	2,004,542
Total	88	$3.64	—	2,004,542
(a) The purchases in this column include shares repurchased as a part of our publicly announced program and include 88 shares that were surrendered to Imation by participants in our stock-based compensation plans (the Plans) to satisfy the tax obligations related to the vesting of restricted stock awards.
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
 The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
3.1
Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Imation Corp. (incorporated by reference to Exhibit 3.1 on Imation's Current Report on Form 8-K filed August 11, 2015).

4.1
Rights Agreement, dated as of August 7, 2015, by and between Imation Corp. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation's Current Report on Form 8-K filed August 11, 2015).

10.1*	Separation Agreement dated as of August 19, 2015, between the Company and Mark E. Lucas (incorporated by reference to Exhibit 10.1 on Imation's Current Report on Form 8-K filed August 19, 2015).
10.2*
Separation Agreement, dated as of September 28, 2015, by and between the Company and R. Ian Williams (incorporated by reference to Exhibit 10.1 on Imation's Current Report on Form 8-K filed September 29, 2015).

10.3*	Employment Agreement dated October 14, 2015 between the Company and Robert. B. Fernander (incorporated by reference to Imation’s Current Report on Form 8-K filed October 20, 2015).
10.4
Stock Purchase and Merger Agreement, dated October 14, 2015, by and among Imation Corp., Imation Transporter Co., Connected Data, Inc., and certain other parties named therein (incorporated by reference to Imation's Current Report on Form 8-K filed October 20, 2015).

10.5**	Imation Corp. TDK Corporation agreement dated September 28, 2015
10.6*	Barrall Consulting Agreement dated August 31, 2015
10.7*	Fernander Consulting Agreement dated August 17, 2015
10.8*	Realization Services Inc. (RSI) Consulting Agreement dated August 17, 2015
10.9*	Amendment to Realization Services Inc. Consulting Agreement dated September 16, 2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
**Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	November 9, 2015	/s/ Scott J. Robinson
Scott J. Robinson
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.4
Stock Purchase and Merger Agreement, dated October 14, 2015, by and among Imation Corp., Imation Transporter Co., Connected Data, Inc., and certain other parties named therein (incorporated by reference to Imation's Current Report on Form 8-K filed October 20, 2015).

10.5**	Imation Corp. TDK Corporation agreement dated September 28, 2015
10.6*	Barrall Consulting Agreement dated August 31, 2015
10.7*	Fernander Consulting Agreement dated August 17, 2015
10.8*	Realization Services Inc. (RSI) Consulting Agreement dated August 17, 2015
10.9*	Amendment to Realization Services Inc. Consulting Agreement dated September 16, 2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
**Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.