Form 10-K
period 2015-12-31
IMATION CORP
filed 2016-03-15
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
Form 10-K
________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $4.06 as reported on the New York Stock Exchange on June 30, 2015, was $165.0 million.
The number of shares outstanding of the registrant’s common stock on February 29, 2016 was 37,267,442.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of registrant’s Proxy Statement for registrant’s 2016 Annual Meeting are incorporated by reference into Part III.

IMATION CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.	Business.
General
Imation Corp., a Delaware Corporation, is a global data storage and data security company. With a 60-year history of technology leadership, the Company's mission is to help organizations create an integrated storage, private cloud, file sync and share enterprise solution. The Company historically operated in two reportable segments: Consumer Storage and Accessories (which consisted of our Consumer Storage Media and Audio and Accessories businesses) and Tiered Storage and Security Solutions (which consisted of our Commercial Storage Media and Storage and Security Solutions (i.e. Nexsan and IronKey) businesses.
The company is executing on a restructuring plan whereby it is in the final phases of winding down its Consumer Storage and Accessories, Audio and Accessories, and Commercial Storage Media businesses (combined the "legacy businesses"). Additionally, in January 2016, we sold our IronKey business (which was part of our historical Tiered Storage and Security Solutions reportable segment). Going forward, we will focus on our Nexsan business as well as explore strategic alternatives to deploy our excess capital.
As used in this document, the terms “Imation”, “the Company”, “we”, “us”, and “our” mean Imation Corp. and its subsidiaries and consolidated entities unless the context indicates otherwise.
Strategic Direction
Imation was formed in 1996 from the spin-off of substantially all the businesses that comprised the data storage and imaging systems groups of 3M Company. The Company had historically undertaken a series of strategic transformations to leverage Imation’s global footprint and deep roots in data storage to become a leading player in data storage and security solutions.
In May, 2015, through a proxy contest, shareholders elected three directors nominated by the Clinton Group, Inc. ("Clinton") to the Imation Board of Directors. These directors comprised half of the seats of the Imation board.
In August 2015, Imation formed a Strategic Alternatives Committee of its Board to develop initiatives for strategic value creation and to work with management to make recommendations to the Board regarding the Company’s use of excess capital. On October 19, 2015, the Company announced that it will actively explore alternative uses for its excess capital. Interim Chief Executive Officer, Robert B. Fernander is leading the evaluation and deployment of capital in conjunction with the Strategic Alternatives Committee. The scope of the opportunities to consider may be outside Imation’s historical focus, and may be sourced in the private or public markets. The Company generally expects to evaluate opportunities to acquire businesses that we can actively manage and oversee, but the Company may also invest in opportunities that we will not control, such as index funds, mutual funds and other investment funds that offer attractive returns without significantly compromising liquidity.
On September 27, 2015, the Company adopted a restructuring plan which began the termination process of its legacy businesses including commercial storage media (magnetic tape), consumer storage media (optical disc and flash drive) and audio and accessories. The plan also called for the aggressive rationalization of Imation’s corporate overhead. The strategic shift resulted from continued losses due to secular declines in Imation’s legacy businesses, and it aimed to reduce the cost structure and streamline the organization in light of these declines. The Company expects that it will incur approximately $120 million in total charges for the restructuring plan excluding tax impact. The charges are mostly non-cash, with cash charges expected to be approximately $35 million. The Company will complete the majority of the restructuring plan during the first quarter of 2016, with most of the charges already incurred in the third and fourth quarters of 2015.
On October 14, 2015, Imation acquired substantially all of the equity of Connected Data, Inc. (CDI), an emerging enterprise-class, private cloud sync and share company, in a transaction valued at $6.7 million. The acquisition of CDI augments Imation’s vision to deliver a comprehensive and secure storage, backup and collaboration ecosystem.
During the third quarter of 2015, management and the Board of Directors evaluated the Nexsan and IronKey businesses. As a result of this assessment, we significantly revised our previous business strategy by narrowing our product portfolio and reducing the operating expenses associated with these businesses.
In late December 2015, the Company also amended its cash investment policy to permit investment activity in public company stock, index funds, mutual funds, and other investment funds that offer attractive returns without significantly compromising liquidity, at all times considering the applicable risks. In January 2016, the Board of

Directors approved investing up to 25 percent of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity. On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral, statistical arbitrage fund which provides daily liquidity to its investors. The Fund is managed by Clinton Group Inc., a shareholder of the Company. One of Clinton’s senior portfolio managers is Joseph A. De Perio, Imation’s Chairman of the Board. Due to the arrangement, Clinton waived its customary management fee and agreed to receive incentive compensation in the form of shares of Imation common stock at a value of $1.00 per share, which may be reset from time to time. The Board of Directors, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote. Management will continue to seek out and evaluate other attractive investment options under its cash management policy.
On January 4, 2016, Imation completed the sale of its corporate headquarters facility in Oakdale, Minnesota, to Larson Family Real Estate LLLP for a gross purchase price of $11.5 million, with net proceeds of approximately $11 million. As previously described in the Company’s Form 10-Q for the quarter ended September 30, 2015, the Company classified its corporate headquarters facility as an asset held for sale. The Company will keep a small team and its headquarters in Minnesota.
Also on January 4, 2016, the Company also sold its Memorex trademark and two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million.
On February 2, 2016, the Company sold its IronKey business to Kingston Digital, Inc. and DataLocker Inc. in two asset purchase agreements. To Kingston Digital, Inc., we sold the assets representing the Company’s business of developing, designing, manufacturing and selling IronKey mobile security solutions. This includes Windows to Go USB flash drives, Windows to Go use cases and encrypted USB flash drives and external USB hard drives. The sale specifically excluded the software and services aspect of the IronKey business. Kingston Digital, Inc. paid a purchase price of $4.25 million at closing for certain assets, including inventory, and the Company retained accounts receivable and accounts payable relating to that business. To DataLocker, Imation sold the assets of the Company’s business of software and services for its IronKey products, including services related to Windows to Go USB flash drives. DataLocker paid a purchase price of $0.4 million at closing and agreed to assume certain service obligations in the amount of approximately $2 million, as well as pay the Company earn-outs in the event certain service revenue targets are achieved.
Our current business segments were formed in 2015 to align with our go-forward and legacy operations. A description of our 2015 segments follows directly below. Upon completion of Imation’s restructuring plan in 2016, there will be one operating business segment: Nexsan.
Nexsan Segment
This segment operates as its own product line. Our storage systems portfolio ranges from high volume, dense storage products to innovative unified hybrid storage solutions for small and medium commercial businesses, enterprise and government customers.
This product line offers strong growth potential and is the main target of our investment spending. It consists of Imation Nexsan and Connected Data products, There are more than 11,000 Nexsan customers worldwide with over 38,000 systems deployed since 1999. Imation’s Nexsan portfolio features solid-state optimized unified hybrid storage systems, secure automated archive solutions and high-density enterprise storage arrays. Our solutions are ideal for mission-critical IT applications such as virtualization, cloud, databases and collaborations and energy efficient, high-density storage for backup and archiving. Nexsan systems are delivered through a worldwide network of cloud service providers, value-added resellers (VARs) and solutions integrators. We offer global customers four main solution sets:

•	The NST® hybrid storage line (SAN & NAS) which addresses the high-growth hybrid storage market by combining solid state technology with spinning disk for high performance and capacity;

•	The Nexsan E-Series disk arrays which provide industry-leading storage density, reliability and power management to the block-based storage market;

•	The Assureon® line which delivers secure archive systems for data offload, compliance and secure cloud deployment; and

•
The Transporter line, which delivers private cloud sync and share services for connected workers in security and cost-sensitive work environments. Transporter, which came from the CDI acquisition, is a secure, on-

site alternative to Dropbox and provides mobile access, file sync-and-share and global replication. Unlike Dropbox, Transporter enables an enterprise to create a private cloud. Transporter extends existing file servers and NAS systems, is non-disruptive to current systems and processes and has a much higher capacity and performance, while being significantly less expensive than public cloud storage.
This product family addresses growth segments of the data storage market. We have added sales, engineering resources and value-added resellers around the world to build Nexsan’s presence in key geographies. Recently, we have rationalized the infrastructure to concentrate on the strongest opportunities. Our targeted vertical markets include government, healthcare, and media and entertainment.
IronKey Segment
The IronKey portfolio, which was part of Imation in 2015 but was sold in early 2016, met the challenge of protecting today’s mobile workforce, featuring secure USB solutions for data transport and mobile workspaces. The IronKey line includes the world’s leading hardware encrypted USB drives, PC on a Stick® workspaces for Microsoft® Windows To Go®, and cloud-based or on-premises centralized secure device management solutions.
Storage Media and Accessories (Legacy Business) Business Segment
The Storage Media and Accessories business segment distributes differentiated products through retail and commercial channels across the globe. Storage Media and Accessories consist of the Commercial Storage Media, Consumer Storage Media and Audio and Accessories product categories. This business continues to be impacted by lower revenues from the expected secular declines in magnetic tape and optical media products. Due to the declines in the business, in 2015, we adopted a restructuring plan in which the Company will terminate sales and operations of this legacy business. The strategic shift of winding down the legacy business is still in process and is expected to be complete in Q1 2016. Our strategy is to maximize cash flows, extract working capital from this business and manage our cost structure efficiently as the business winds down.
Commercial Storage Media
Our magnetic tape media products are used for business and operational continuity planning, disaster recovery, data backup, near-line data storage and retrieval, and for cost-effective mass and archival storage. Our magnetic tape revenues decreased consistent with the overall market and we are in the process of terminating this business.
Consumer Storage Media
Our Consumer Storage Media product line includes optical products, USB flash drives, flash cards and external hard disk drives. Imation’s optical products consist of DVDs, CDs and Blu-ray™ recordable media. Our strategy is to maximize cash flows, extract working capital from this business and manage our cost structure efficiently as the business winds down. We marketed our optical media brands as well as USB flash drives, flash cards and external hard disk drives under our Imation, Memorex and TDK Life on Record brands. We sourced these products from manufacturers primarily in Asia and sold them through a variety of retail and commercial distribution channels globally.
Our Brands
The Nexsan brand was acquired by Imation at the end of 2012. We began operations in 2013. Imation Nexsan Storage Solutions are ideal for a broad range of applications including virtual machine storage, cloud storage, database, surveillance, bulk storage, backup and recovery, disaster recovery and archive. The Nexsan products are sold to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network of VARs.
The Transporter brand was acquired by Imation in 2015 though Connected Data, Inc. Transporter is a secure, on-premise, cost-efficient alternative to Dropbox that allows users to bypass the cloud when sharing business files to their mobile devices. Transporter products allow us to fill the growing demand for secure file synchronization to mobile devices.
The Imation brand has been at the forefront of data storage and digital technology for many years. Imation brand products include magnetic tape media, recordable CDs, DVDs and Blu-ray discs, flash products and hard disk drives.
The IronKey brand was purchased in 2011 for its secure storage and workspace management software and service. In 2012, we consolidated our Mobile Security portfolio around the IronKey brand. Our products included hardware encrypted USB drives, PC on a Stick IronKey Workspaces for Microsoft Windows To Go and cloud-based or on-premises centralized secure device management solutions. On February 2, 2016, we closed on the sale of our IronKey business.
The Memorex brand included recordable CDs, DVDs and Blu-ray discs, optical drives and optical storage accessories. We sold consumer electronics products under the Memorex brand until October 15, 2013 when we divested our Memorex consumer electronics business. On January 4, 2016, we sold the Memorex trademark and two associated trademark licenses.
The TDK Life on Record logo is a trademark owned by TDK Corporation and had been licensed exclusively to Imation since 2007. TDK Life on Record brand products include recordable CDs, DVDs and Blu-ray discs, flash drives, tape cartridges, headphones and speakers which are sold to commercial customers and individual consumers. TDK Life on Record brand products are sold across the globe. On September 28, 2015, we entered into an agreement to terminate our license agreement with TDK Corporation.
Geographic Regions
Both of our reporting segments serve customers in all geographic regions worldwide. The United States represents the largest current individual market for our products and offers several sophisticated channels of distribution including VARs, OEMs and retail outlets. However, most of our revenue comes from markets outside the United States. Western Europe exhibits traits similar to North America in terms of overall breadth of product offerings, high penetration of end user markets and range of sophistication of distribution channels. Emerging markets in Eastern Europe represent potential growth markets for our products as Information Technology (IT) end user and consumer markets grow. Our Asian and Pacific region serves China, Hong Kong, Korea, Australia, Singapore, India and Taiwan. Japan is the single largest market outside the United States. We also sell our products in the Middle East and parts of Africa.
Seasonality
Our revenues are subject to some levels of seasonality. Historically, our fourth quarter has been the highest revenue quarter of the year due to stronger consumer and information technology spending in the fourth quarter of the calendar year. Our revenues are also subject to secular decline of the markets for magnetic tape products as well as for optical media products.
Customers, Marketing and Distribution
Our products are sold to businesses and individual consumers. No one customer accounted for 10 percent or more of our revenue in 2015, 2014 or 2013.
We market Imation products through a combination of distributors, wholesalers, VARs, OEMs and retail outlets. Worldwide, approximately 68 percent of our 2015 revenue came from distributors and VARs, 28 percent came from the retail channel and 4 percent came from OEMs. We maintain a Company sales force and a network of distributors and VARs to generate sales of our products around the world.
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
Imation Nexsan storage system products operate in a large and competitive data storage market. Demand for data storage capacity is expected to increase, and customers require flexible solutions that include data security and protection, performance and scalability. We believe we have a diverse and competitive product portfolio that addresses a wide range of customer needs. Our primary competitors for our Nexsan products include mid-range storage systems and products from EMC, NetApp, Pure Storage, Overland, Violin, Dot Hill, Nimble and a number of smaller, privately held storage system companies.
Imation Nexsan Transporter appliances compete in the file Sync and Share market. Cloud storage continues to increase in usage, but concerns about security, availability and cost are growing. Primary competitors are Dropbox, Box and Google Drive. We are highly differentiated with our patented peer to peer synchronization approach which provides for lower overall cost and greatly enhanced data availability and security.

Imation IronKey products compete in the mobile workspace market and the secure mobile security market. Demand for mobile workspace, especially given the BYOD trend, is expected to grow, and customers require solutions that include security, ease of use, performance and central management, which IronKey products provide. Secure storage demand is flat but is seeing an extended life. Our primary competitors for our IronKey products include other Microsoft Windows-certified providers, such as Spyrus and Kingston.
The magnetic tape industry has consistently addressed the growth in demand for storage capacity with higher capacity cartridges, resulting in a lower cost per gigabyte, which leads to a decline in the actual number of media units shipped. In addition, lower cost disk and storage optimization strategies, such as virtual tape and de-duplication, continue to compete with magnetic tape. Therefore, tape revenue continues to decline. Our major competitors include Fuji, Sony, Maxell and HP.
Our main competitors in recordable optical media include Maxell, JVC, Sony and Verbatim. The optical market is in secular decline as digital streaming, hard disk and flash media replace optical media in some applications such as music and video recording. Our different brands have varying strengths in different regions of the world.
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
Product Sourcing
We contract for the manufacturing of all products we sell and distribute from a variety of third-party providers that manufacture predominantly outside the United States. When required, we manufacture in a manner consistent with Country of Origin Guidelines. We seek to differentiate our products through unique designs, product positioning, packaging, merchandising and branding.
Our legacy businesses purchased finished and semi-finished products, including optical media and USB flash drives, and consumer electronic products, primarily from Asian suppliers. For our optical media, we procured our supply primarily from three companies.
Our go-forward Nexsan business purchases the components and semi-finished products from the various suppliers, primarily in the US and Mexico.
Research, Development and Engineering
Our success depends on the development and timely introduction of new products. Beginning in 2013, we narrowed our research and development efforts to priority projects in our growth areas of data protection and management, storage hardware, removable hard drive systems, disk-based storage systems and related software. We maintain advanced research facilities and invest both in researching, developing and engineering potential new products, as well as improving existing products. Our research and development expense was $19.2 million, $18.8 million and $18.4 million for 2015, 2014 and 2013, respectively. We invest in focused research, development, engineering and capital equipment in order to remain competitive and successfully develop and source products that meet market requirements. While the total amount of the research and development expense may decrease following the sale of the IronKey business in February, 2016, the percentage of expense dedicated to research and development will likely increase in 2016 as we continue to focus on Nexsan/CDI research and development.

Intellectual Property
We rely on a combination of patent, trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect the intellectual property rights related to our products. We register our patents and trademarks in the United States and in a number of other countries where we do business. United States patents are currently granted for a term of 20 years from the date a patent application is filed. United States trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of trade. On September 28, 2015, we entered into an agreement to terminate our license agreement with TDK Corporation pursuant to which TDK had granted the Company and its affiliates a long-term exclusive license to use the TDK Life on Record brand for current and future recordable magnetic, optical, flash media and accessory products globally.
During 2015, we were awarded 17 United States patents and acquired two key patents with the acquisition of Connected Data. At the end of 2015, Imation held over 180 patents in the United States. Currently, we are pursuing strategies to market non-core patents with the goal of monetizing these assets.
Employees
At December 31, 2015, we employed approximately 600 people worldwide, with approximately 280 employed in the United States and approximately 320 employed internationally. We expect the number of worldwide employees to be reduced to approximately 200 by the end of Q1 2016.
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of that liability has been reasonably estimated. We review these accruals periodically as remediation and investigatory activities proceed and adjust them accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. We did not have any environmental accruals as of December 31, 2015.
International Operations
Approximately 61 percent of our total revenue in 2015 came from sales outside the United States, primarily through subsidiaries, sales offices, distributors, VARs and relationships with OEMs throughout Europe, Asia, Latin America and Canada. We do not own any manufacturing facilities. See Note 14 - Business Segment Information and Geographic Data in our Notes to Consolidated Financial Statements for further information on our international operations.
As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
Executive Officers of the Registrant
Information regarding our executive officers, as of March 15, 2016 is set forth below:
Robert B. Fernander, age 57, is Interim Chief Executive Officer. Mr. Fernander has served on the Board of Directors of the Company since May 22, 2015. Since September 2014, Mr. Fernander has served as an advisor and provided consulting services for I/O Switch Technologies, Inc., a developer of data center technologies, Storage Strategies NOW, an industry analyst firm that offers written publications and analysis for IT users, business and technology leaders and venture capitalists, and FLM.TV, a company focused on delivering, distributing, and marketing independent film. Prior to that, Mr. Fernander served as the Chief Revenue Officer of Datagres Technologies Inc., a data storage optimization software company, from September 2013 until September 2014. During his time at Datagres Technologies Inc., Mr. Fernander also served on its board of directors. Mr. Fernander served as the CEO and a member of the board of directors of Gnodal Limited, a storage and computer networking company, from 2012 until 2013 when it was acquired by Cray Inc. From 2007 until 2012, Mr. Fernander served on the board of directors and as the CEO of Pivot3 Inc., a hyper converged storage and compute platform. Prior to serving at Pivot3, Mr. Fernander served as an executive at several private startup companies. For over four years, Mr. Fernander served as a Vice President at Compaq Computer Corporation, a company that developed, sold and supported computers and related products and services. For over nine years, Mr. Fernander also held several sales and marketing leadership positions at Sun Microsystems, Inc., a company that sold computers, computer components, computer software and information technology services.

Barry L. Kasoff, age 58, is Chief Restructuring Officer and Interim Chief Financial Officer. Mr. Kasoff has served on the Board of Directors of the Company since May 22, 2015. Mr. Kasoff currently serves as the President of Realization Services, Inc. (RSI), a full-service management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments, and has served in such capacity since founding RSI in 1997.
Gregory J. Bosler, age 54, is Senior Vice President and Group President, Consumer Storage and Accessories. Mr. Bosler will leave the Company by the end of March 2016 when the legacy business wind down is substantially completed. From October 2010 to December 2015, he was Senior Vice President of Global Business Management. From May 2010 to October 2010 he was Vice President, Americas, and from January 2009 to April 2010 he was Vice President, Americas Consumer. Prior to joining Imation in January 2009, he was with TTE Corporation, a global consumer electronics manufacturer, where he held the position of Executive Vice President, North America Business Center from August 2004 until February 2008. Prior to that, Mr. Bosler held a series of senior sales and general management positions at Thomson Inc., Pioneer Electronics (USA) and Duracell Inc.
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
The future revenue growth of our business depends in part on the development and performance of our new products. We have experienced revenue declines over the prior year in 2015, 2014 and 2013 of $200.3 million or 27.5 percent, $131.3 million or 15.3 percent and $145.9 million or 14.5 percent, respectively. Historically, magnetic and optical products have provided the majority of our revenues. The overall market for these products has been impacted by industry wide dynamics, including competing formats as well as continuing improvements in compression and deduplication technologies and as such, we have decided to aggressively wind down our legacy business. If we are not successful in growing new product revenues from our acquisitions of Nexsan and Connected Data, Inc., our financial results could be negatively impacted.
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
We may be dependent on third parties for new product introductions or technologies in order to introduce our own new products. We are dependent in some cases upon various third parties for the introduction and acceptance of new products, the timing of which is not entirely in our control. In addition, there can be no assurance that we will maintain existing relationships or forge new OEM relationships. There can also be no assurance that we will continue to have access to proprietary technologies through internal development and licensing arrangements with third parties, or that we will continue to have access to new competitive technologies that may be required to introduce new products. If we are not successful in obtaining rights to use competitive technologies, we may become less competitive in certain markets.
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
Our international operations subject us to economic risks including risk of foreign currency fluctuations and negative or uncertain global or regional economic conditions any of which could adversely affect our business and operating results. We conduct our business on a global basis, with approximately 61 percent of our 2015 revenue derived from operations outside of the United States. Our international operations may be subject to various risks which are not present in domestic operations, including political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividend and currency remittances, changes in foreign laws and regulations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. In addition, our business and financial results are affected by fluctuations in world financial markets. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand in our non-U.S. operations and export markets. Additionally, some of our international suppliers pay us quarterly or annual rebates based on the amount of purchases we make from them. If negative conditions in the global credit markets prevent our customers' access to credit, product orders in these channels may decrease, which could result in lower revenue. Likewise, our suppliers may face challenges in obtaining credit, in selling their products or otherwise in operating their businesses. Foreign currency fluctuations can also affect reported profits of our non-U.S. operations where transactions are generally denominated in local currencies. A recession in any of the regions we serve might affect product demand and cause fluctuations in exchange rates. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. Our financial statements are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates, including exchange rate volatility in the Euro and the Japanese Yen, may give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. dollars. Given that the majority of our revenues are non-U.S. based, a strengthening of the U.S. dollar against other major foreign currencies could adversely affect our results of operations. While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.
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
The Company may face risks associated with the transition of its Board of Directors. Shareholders elected three new directors to the Company's Board of Directors at the Annual Meeting of Shareholders on May 20, 2015, replacing three incumbent directors who had been nominated by the Company for reelection. Thereafter, the remaining directors resigned and four new individuals were appointed to the Board of Directors. Following this change, many aspects of the Company's strategies, structure and operating practices have been and will continue to be under review by the Board of Directors and will be subject to change. There can be no assurance that any changes on strategies, structure or operating practices resulting from this review will be successfully implemented or result in an increase in the Company's stock price.
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
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common shares, which would have an adverse impact on the trading volume, liquidity and market price of our common shares.

On February 2, 2016, the Company received written notice (the “Notice”) from NYSE Regulation, Inc. that the Company fell below the continued listing standards of the New York Stock Exchange (“NYSE”). The Notice indicated that the Company was not in compliance with Section 802.01B of the NYSE Listed Company Manual because its average global market capitalization over a consecutive 30 trading-day period was less than $50 million, and its stockholders’ equity was less than $50 million. The Company has already notified the NYSE that, in accordance with applicable NYSE rules, it intends to submit a plan within 45 days from the Company’s receipt of the Notice to cure the deficiency and return to compliance with NYSE continued listing requirements. The plan will advise the NYSE of definitive action the Company has taken, or is taking, that would bring it into conformity with market capitalization listing standards within 18 months of receipt of the Notice. The NYSE will review the plan and, within 45 days of its receipt, determine whether the Company has made a reasonable demonstration of an ability to conform to the relevant standards in the 18 month period. If the NYSE accepts the plan, the Company’s common stock will continue to be listed and traded on the NYSE during the 18 month cure period, subject to the Company’s compliance with other continued listing standards, and the Company will be subject to quarterly monitoring by the NYSE for compliance with the plan. If the NYSE does not accept the plan, the Company’s common stock would be subject to suspension and delisting proceedings.

On February 16th, 2016, we received a letter from the NYSE notifying us that, for 30 consecutive trading days, the average closing price for our common shares was below the minimum $1.00 per share requirement for continued listing on the NYSE under Item 802.01C of the NYSE’s Listed Company Manual. The notice does not have an immediate effect on the listing of our common shares, and our common shares will continue to trade on the NYSE under the symbol “IMN.” It is also standard for the NYSE to automatically de-list any stock that has any trade (even intra-day) below $0.15 per share. As of February 29, 2016, our common shares closed at a price of $0.861 per share. We have 180 days, or until August 14, 2016, to regain compliance with the NYSE’s $1.00 minimum share price requirement. We can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period our common shares have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month. Notwithstanding the foregoing, if we determine that we must cure the price condition by taking an action that will require approval of our shareholders, we may also regain compliance by: (i) obtaining the requisite shareholder approval by no later than our next annual meeting, (ii) implementing the action promptly thereafter and (iii) the price of our common shares promptly exceeding $1.00 per share, and the price remaining above that level for at least the following 30 trading days.

A delisting of our common shares from the NYSE would negatively impact us because it would: (i) reduce the liquidity and market price of our common shares; (ii) reduce the number of investors willing to hold or acquire our common shares, which could negatively impact our ability to raise equity financing; (iii) limit our ability to use a registration statement to offer and sell freely tradeable securities, thereby preventing us from accessing the public capital markets, and (iv) impair our ability to provide equity incentives to our employees.

The success of our strategic alternatives business strategy is dependent in part on our ability to attract and retain talented personnel. As we explore strategic alternatives to deploy our excess capital, the success of our business strategy will depend in part on the abilities and expertise of our management and other personnel in interpreting and responding to economic, market and other conditions and data in order to, among other things, locate and adopt appropriate opportunities and acquire, monitor and divest businesses and investments. The loss of, or inability to attract, talented individuals to execute our strategic alternatives business strategy could adversely impact our business and results of operations.

The implementation of a new accounting system for most of our subsidiaries could interfere with our business and operations. We are in the process of implementing a new accounting system, NetSuite, for all of our subsidiaries except for Nexsan. The implementation of new systems and enhancements may be disruptive to our business and can be time-consuming and divert management’s attention. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business and operations.

Decreasing revenues and greater losses in our Nexsan product line may have a material and adverse effect on our business, results of operations and capital resources. For the last three fiscal years the revenues attributable to the Nexsan product line have declined and losses have been significant. As Nexsan is expected to be our go forward business, any further material declines in revenues or increased losses could have a material and adverse effect on our business and results of operations. If we are unable to grow revenue, increase profit margins or cut costs, our capital resources may be negatively impacted.

Clinton Group’s investment of some of our excess cash may not be successful and may result in losses. Our recent entry into a subscription agreement with Clinton Group for which they will manage $20 million of our excess cash for investment in Clinton Lighthouse Equities Strategy Fund (Offshore) Ltd. may not produce positive returns and may result in losses. Clinton Group’s investment strategies can perform poorly for a number of reasons, including general market conditions, investment decisions that are made and the performance of the companies and securities in which it invests on our behalf. In addition, volatility may lead to under-performance which could adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our worldwide headquarters is located in Oakdale, Minnesota, in the United States of America. On January 4, 2016, the Company sold its Oakdale, Minnesota facility. See Note 18 - Subsequent Events for further information on the sale. Our principal facilities, and the functions at such facilities, are listed below for each reporting segment. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs.

Facility	Function	Segment(s) Using Space

Oakdale, Minnesota (owned) (1)	Sales/Administrative/Laboratory facility/Corporate headquarters	All
Thousand Oaks, California (leased)	Sales/Assembly	Nexsan
Campbell, California (leased)	Sales/Distribution center	IronKey
Hoofddorp, Netherlands (leased)	Sales/Administrative/European regional headquarters	Storage Media and Accessories
Tokyo, Japan (leased)	Sales/Administrative/ Japan headquarters	Storage Media and Accessories
Kings Park, Australia (leased)	Sales/Administrative/Distribution center/Asia Pacific regional headquarters	Storage Media and Accessories
Montreal, Canada (leased)	Sales/Research & development	Nexsan
Panama City, Panama (leased)	Sales/Administrative/Latin America regional headquarters	Storage Media and Accessories
Derby, United Kingdom (leased)	Sales/Assembly	Nexsan
(1) On January 4, 2016, the Company sold its Oakdale, Minnesota facility. See Note 18 - Subsequent Events for further information on the sale.

Item 3.	Legal Proceedings.
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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of December 31, 2015, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs alleged that Imation's sales of certain Blu-ray discs infringed six patents and sought unspecified damages, treble damages, and attorney's fees. The parties entered into a Settlement Agreement covering these U.S. patent claims for a nominal amount, and effective November 12, 2015, these claims were dismissed.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment. They also seek corporate governance reforms related to the Company’s compensation practices. The Directors have responded to the complaint denying all the allegations; the Company, as the nominal defendant has responded denying the allegations as well. The parties are now engaged in discovery. Trial, should it be necessary, has been scheduled for June 2016.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the Court of Justice of the European Union (CJEU) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term "commercial channel sales" when referring to products intended for uses other than private copying and "consumer channel sales" when referring to products intended for uses including private copying.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to court rulings that are discussed below. As of December 31, 2015 and 2014, we had accrued liabilities of $5.1 million and $9.3 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 CJEU ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to court rulings. In 2015, we reversed $3.8 million of copyright levies as a reduction of cost of sales. We did not reverse any amounts into cost of goods sold for prior year obligations in 2014. In 2013, we reversed $23.1 million of copyright levies as a reduction of cost of sales. See the following for discussion of reversals of copyright levies in 2015 and 2013.
Italy. During the second quarter of 2013, an Italian court rendered a decision associated with a copyright levy matter to which Imation was not a party. This decision (i) confirmed and provided further specificity to the October 21, 2010 ruling of the CJEU that levies should not be paid on commercial channel sales and (ii) evaluated, via audit, the plaintiff's documentation and evidence for distinguishing between levies paid on commercial and consumer channel sales. During the second quarter of 2013, Imation reversed $13.6 million of Italian copyright levies (existing at the time of a 2013 Italian court decision) that arouse from consumer channel sales that had been accrued but not paid to cost of sales. Based on the ruling of this Italian court, in combination with other applicable levy and law-making activities within the EU, including Italy, we believed there was sufficient evidence that we may offset the ongoing levy liability with the Italian collecting society for Imation's sales in the consumer channel against the estimated $39.0 million we have overpaid for copyright levies in Italy (due to us paying levies on commercial channel sales prior to the October 21, 2010 CJEU ruling). We continued this practice of offsetting until December 2015. In December 2015, we settled our claim for reimbursement of the levies that Imation had paid for sales into its commercial channel with the Italian collecting society, S.I.A.E. The settlement was for $1.0 million and is recorded as a reduction in cost of sales.
France. As the case in Italy, Imation has overpaid levies related to sales into its commercial channel in an amount of $55.1 million. Likewise, Imation has been offsetting the ongoing levy liability with the French collecting society for Imation's sales in the consumer channel against the estimated $55.1 million we have overpaid for copyright levies in France (due to paying levies on commercial channel sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, Imation reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arouse from consumer channel sales that had been accrued but not paid to cost of sales. To date, Imation has offset approximately $14.4 million.
We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subjected to challenge in court and there is no certainty that our estimates would be upheld and supported. in December 2012, Imation filed a complaint against the French collecting society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that Imation had paid prior to October 2010. Copie France has counterclaimed for all levies that Imation has not paid since October 2010. On December 8, 2015, there was a hearing in the Paris District Court. A ruling is expected during the first quarter of 2016.
Other Jurisdictions. During the first quarter of 2015, Imation reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. At December 31, 2015, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy, France and Germany represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We also have an estimated $5.1 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2016 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) — (b)
As of February 29, 2016, there were 37,267,442 shares of our common stock, $0.01 par value (common stock), outstanding and held by 17,892 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IMN.” No dividends were declared or paid during 2015 or 2014. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities in 2015 and 2014. Additionally, no unregistered securities were sold in 2015 or 2014.
Market for our Common Stock

The following table sets forth, for the periods indicated, the intraday high and low sales prices of common stock as reported on the New York Stock Exchange.

	2015 Sales Prices		2014 Sales Prices
	High	Low	High	Low
First quarter	$4.35	$3.48	$6.60	$4.31
Second quarter	$4.75	$3.63	$6.04	$3.22
Third quarter	$4.36	$2.04	$3.73	$2.69
Fourth quarter	$2.70	$1.25	$4.16	$2.80
(c)
Issuer Purchases of Equity Securities

	(a)	(b)		(c)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2015 - October 31, 2015	—	$—	—	2,004,542
November 1, 2015 - November 30, 2015	—	—	—	2,004,542
December 1, 2015 - December 31, 2015	306	1.84	—	2,004,542
Total	306	$1.84	—	2,004,542
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
Stock Performance Graph
The graph and table below compare the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the ArcaEx Tech 100 Index (formerly known as the Pacific Stock Exchange High Technology Index) and the S&P Small Cap 600 Index, over the same period. The graph and table assume the investment of $100 on December 31, 2010 in each of our common stock, the S&P Small Cap 600 Index and the ArcaEx Tech 100 Index and reinvestment of all dividends.

(Total Return Index)	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Imation Corp.	$100.00	55.58	45.30	47.24	36.76	13.29
S&P Small Cap 600 Index	$100.00	98.75	113.38	158.11	167.17	159.82
ArcaEx Tech 100 Index	$100.00	99.25	119.00	159.74	182.45	178.96

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

Item 6.	Selected Financial Data.*

	2015	2014	2013	2012	2011
	(Dollars in millions, except per share data)
Statement of Operations Data:
Net revenue	$529.2	$729.5	$860.8	$1,006.7	$1,166.6
Gross profit	101.3	138.4	188.7	189.3	205.4
Selling, general and administrative	137.8	174.7	181.6	191.1	182.4
Research and development	19.2	18.8	18.4	20.4	18.3
Litigation (gain) settlement	—	—	(2.5)	—	2.0
Goodwill impairment	36.1	35.4	—	23.3	1.6
Intangible impairments	37.6	—	—	251.8	—
Restructuring and other	47.9	13.6	11.3	21.1	21.5
Operating loss	(177.3)	(104.1)	(20.1)	(318.4)	(20.4)
Loss from continuing operations	(194.0)	(112.4)	(24.4)	(324.8)	(35.2)
Loss from discontinued operations	—	(2.3)	(20.0)	(15.9)	(11.5)
Net loss	(194.0)	(114.7)	(44.4)	(340.7)	(46.7)
Loss per common share from continuing operations:
Basic	(4.84)	(2.74)	(0.60)	(8.67)	(0.93)
Diluted	(4.84)	(2.74)	(0.60)	(8.67)	(0.93)
Net loss per common share:
Basic	(4.84)	(2.80)	(1.10)	(9.09)	(1.24)
Diluted	(4.84)	(2.80)	(1.10)	(9.09)	(1.24)
Balance Sheet Data:
Cash and cash equivalents	$70.4	$114.6	$132.6	$108.7	$223.1
Accounts receivable, net	25.4	134.4	163.3	220.8	234.9
Inventories	10.5	57.7	84.3	166.0	208.8
Property, plant and equipment, net	4.6	45.0	51.6	58.9	55.4
Intangible assets, net	4.2	57.9	68.6	81.9	321.7
Total assets	168.4	499.2	641.8	793.5	1,149.3
Accounts payable	44.3	95.5	94.7	162.7	205.2
Long-term debt	—	—	—	—	—
Total liabilities	144.0	258.4	268.6	393.1	425.6
Total shareholders’ equity	24.4	240.8	373.2	400.4	723.7
Other Information:
Current ratio	1.4	1.6	1.9	1.6	2.0
Days sales outstanding(1)	32	55	56	59	58
Days of inventory supply(1)	132	44	61	89	85
Capital expenditures	$3.0	$5.6	$7.0	$10.2	$7.3
Number of employees	600	910	940	1,230	1,130
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
Imation Corp., a Delaware Corporation is a global data storage and data security company. With a 60-year history of technology leadership, the Company's mission is to help organizations to create an integrated storage, private cloud, file sync and share enterprise solution. The Company historically operated in three two focused business segments: Nexsan, IronKey and Storage Media and Accessories (the legacy businesses). Going forward, we will focus on our Nexsan product lines. The Company is also exploring strategic alternatives to deploy its excess capital.
The following discussion is intended to be read in conjunction with Item 1. Business and our Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Imation's actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Overview
Imation was formed in 1996 from the spin-off of substantially all the businesses that comprised the data storage and imaging systems groups of 3M Company. The Company has undertaken a series of strategic transformations to leverage Imation’s global footprint and deep roots in data storage to become a leading player in data storage and security solutions.
In May 2015, through a proxy contest, shareholders elected three directors nominated by the Clinton Group, Inc. (“Clinton”) to the Imation Board of Directors. These directors comprised half of the seats of the Imation board.
In August 2015, Imation formed a Strategic Alternatives Committee of its Board to develop initiatives for strategic value creation and to work with management to make recommendations to the Board regarding the Company’s use of excess capital.
On September 27, 2015, the Company adopted a restructuring plan which began the termination process of its legacy businesses including commercial storage media (magnetic tape), consumer storage media (optical disc and flash drive) and audio and accessories. The plan also called for the aggressive rationalization of Imation’s corporate overhead. The strategic shift resulted from continued losses due to secular declines in Imation’s legacy businesses, and it aimed to reduce the cost structure and streamline the organization in light of these declines. The Company expects that it will incur approximately $120 million in total charges for the restructuring plan excluding tax impact. The charges are mostly non-cash, with cash charges expected to be approximately $35 million. The Company will complete the majority of the restructuring plan during the first quarter of 2016, with most of the charges already incurred in the third and fourth quarters of 2015.
On October 14, 2015, Imation acquired substantially all of the equity of Connected Data, Inc. (CDI), an emerging enterprise-class, private cloud sync and share company, in a transaction valued at $6.7 million. The acquisition of CDI augments Imation’s vision to deliver a comprehensive and secure storage, backup and collaboration ecosystem.
During the third quarter of 2015, management and the Board of Directors evaluated the Nexsan business. As a result of this assessment, we significantly revised our previous business strategy by narrowing our product portfolio and reducing the operating expenses associated with these businesses.
On January 4, 2016, Imation completed the sale of its corporate headquarters facility in Oakdale, Minnesota, to Larson Family Real Estate LLLP for a gross purchase price of $11.5 million, with net proceeds of approximately $11 million. As previously described in the Company’s Form 10-Q for the quarter ended September 30, 2015, the Company classified its corporate headquarters facility as an asset held for sale. The Company will keep a small team and its headquarters in Minnesota.
Also on January 4, 2016, the Company also sold its Memorex trademark and two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million.

On February 2, 2016, the Company sold its IronKey business to Kingston Digital, Inc. and DataLocker Inc. in two asset purchase agreements. To Kingston Digital, Inc., we sold the assets representing the Company’s business of developing, designing, manufacturing and selling IronKey mobile security solutions. This includes Windows to Go USB flash drives, Windows to Go use cases and encrypted USB flash drives and external USB hard drives. The sale specifically excluded the software and services aspect of the IronKey business. Kingston Digital, Inc. paid a purchase price of $4.3 million at closing for certain assets, including inventory, and the Company retained accounts receivable and accounts payable relating to that business. To DataLocker, Imation sold the assets of the Company’s business of software and services for its IronKey products, including services related to Windows to Go USB flash drives. DataLocker paid a purchase price of $0.4 million at closing and agreed to assume certain service obligations in the amount of approximately $2 million, as well as pay the Company earnouts in the event certain service revenue targets are achieved.
Our current business segments were formed in 2015 to align with our go-forward and legacy operations. A description of our 2015 segments follows directly below. Upon completion of Imation’s restructuring plan in 2016, there will be one operating business segment: Nexsan.
Nexsan Segment
This segment operates as its own product line. Our storage systems portfolio ranges from high volume, dense storage products to innovative unified hybrid storage solutions for small and medium commercial businesses, enterprise and government customers.
This product line offers strong growth potential and is the main target of our investment spending. It consists of Imation Nexsan and Connected Data products. There are more than 11,000 Nexsan customers worldwide with over 38,000 systems deployed since 1999. Imation’s Nexsan portfolio features solid-state optimized unified hybrid storage systems, secure automated archive solutions and high-density enterprise storage arrays. Our solutions are ideal for mission-critical IT applications such as virtualization, cloud, databases and collaborations and energy efficient, high-density storage for backup and archiving. Nexsan systems are delivered through a worldwide network of cloud service providers, value-added resellers (VARs) and solutions integrators. We offer global customers four main solution sets:

•	The NST® hybrid storage line (SAN & NAS), which addresses the high-growth hybrid storage market by combining solid state technology with spinning disk for high performance and capacity;

•	The Nexsan E-Series disk arrays, which provide industry-leading storage density, reliability and power management to the block-based storage market;

•	The Assureon® line, which delivers secure archive systems for data offload, compliance and secure cloud deployment; and

•
The Transporter line, which delivers private cloud sync and share services for connected workers in security and cost-sensitive work environments. Transporter, which came from the CDI acquisition, is a secure, on-site alternative to Dropbox and provides mobile access, file sync-and-share and global replication. Unlike Dropbox, Transporter enables an enterprise to create a private cloud. Transporter extends existing file servers and NAS systems, is non-disruptive to current systems and processes and has a much higher capacity and performance, while being significantly less expensive than public cloud storage.

This product family addresses growth segments of the data storage market. We have added sales, engineering resources and value-added resellers around the world to build Nexsan’s presence in key geographies. Recently, we have rationalized the infrastructure to concentrate on the strongest opportunities. Our targeted vertical markets include government, healthcare, and media and entertainment.
IronKey Segment
The IronKey portfolio, which was part of Imation in 2015 but was sold in early 2016, met the challenge of protecting today’s mobile workforce, featuring secure USB solutions for data transport and mobile workspaces. The IronKey line includes the world’s leading hardware encrypted USB drives, PC on a Stick® workspaces for Microsoft® Windows To Go®, and cloud-based or on-premises centralized secure device management solutions.
Storage Media and Accessories (Legacy Business) Business Segment
The Storage Media and Accessories business segment distributes differentiated products through retail and commercial channels across the globe. Storage Media and Accessories consist of the Commercial Storage Media, Consumer Storage Media and Audio and Accessories product categories. This business continues to be impacted by lower revenues from the expected secular declines in magnetic tape and optical media products. Due to the declines in the business, in 2015, we adopted a restructuring plan in which the Company will terminate sales and operations of this legacy business. The strategic shift of winding down the legacy business is still in process and is expected to be complete in 2016. Our strategy is to maximize cash flows, extract working capital from this business and manage our cost structure efficiently as the business winds down.
Commercial Storage Media
Our magnetic tape media products are used for business and operational continuity planning, disaster recovery, data backup, near-line data storage and retrieval, and for cost-effective mass and archival storage. Our magnetic tape revenues decreased consistent with the overall market, and we are in the process of terminating this business.
Consumer Storage Media
Our Consumer Storage Media product line includes optical products, USB flash drives, flash cards and external hard disk drives. Imation’s optical products consist of DVDs, CDs and Blu-ray™ recordable media. Our strategy is to maximize cash flows, extract working capital from this business and manage our cost structure efficiently as the business winds down. We marketed our optical media brands, as well as USB flash drives, flash cards and external hard disk drives, under our Imation, Memorex and TDK Life on Record brands. We sourced these products from manufacturers primarily in Asia and sold them through a variety of retail and commercial distribution channels globally.

Executive Summary
Consolidated Results of Operations for the Twelve Months Ended December 31, 2015

•
Revenue of $529.2 million in 2015 was down 27.5 percent compared with revenue of $729.5 million in 2014 driven by secular declines in our optical and tape products, business divestitures, the announcement to terminate our legacy business and currency impacts. Revenue for 2015 compared to 2014 was negatively impacted by 5.9 percent due to foreign currency impacts.

•
Gross margin was 19.1 percent in in 2015 and 19.0 percent in 2014. The increase in gross margin was driven primarily by product mix and volumes which was partially offset by $9.7 million of inventory write-offs taken during 2015 as a result of our actions to end sales and operations in our legacy business.

•
Selling, general and administrative expense was $137.8 million in 2015, down $36.9 million compared with $174.7 million in 2014. The decrease from prior year is due to lower costs from business divestitures, lower costs resulting from the wind down of our legacy business, corporate reductions, lower depreciation and amortization from impairments, currency impacts and lower compensation expense. The decrease was partially offset by increased charges for accounts receivable write-offs taken in 2015 and incremental investment in Nexsan and IronKey which included hiring sales resources, introducing new products and promoting the brand globally.

•
Research and development expense was $19.2 million in 2015, up $0.4 million, compared with $18.8 million in 2014 which reflects the Company's increased investment in higher margin Nexsan projects. The increase was partially offset by spending reductions in our legacy business.

•
Restructuring and other expense was $47.9 million in 2015 compared to $13.6 million in 2014. Restructuring and other expense in 2015 includes restructuring charges of $28.6 million and other expense of $19.3 million. Restructuring charges were primarily related to severance from announcement to terminate our legacy business and further reduce and rationalize our corporate overhead. Other expense relates to asset write downs and consulting costs which is partially offset by the gain on the termination of the TDK license, the gain on the sale of our RDX Storage product line and pension curtailments. Restructuring and other expense in 2014 includes restructuring charges of $5.4 million and other expense of $8.2 million.

•
Operating loss from continuing operations was $177.3 million in 2015 compared to $104.1 million in 2014. Operating loss from continuing operation in 2015 includes a goodwill impairment charge of $36.1 million and intangible asset impairments of $37.6 million. Operating loss from continuing operations in 2014 included a goodwill impairment charge of $35.4 million.

•
Other expense was $4.2 million in 2015, down $1.0 million, compared with $5.2 million in 2014 due to currency impacts and hedging benefits. The decrease was partially offset by increased interest expense from the write off of capitalized debt fees from the cancellation of our credit facilities and other expense from losses on trading securities and foreign currency translation losses.

•
The income tax provision was $12.5 million in 2015 as compared to $3.1 million in 2014. The increase is primarily due to the recording of valuation allowances on deferred tax assets from operations outside the United States offset by reduced income tax liability outside of the United States and reduced liability on unremitted foreign earnings.

•	Diluted loss per share from continuing operations was $4.84 for 2015 compared with $2.74 for 2014.
Cash Flow/Financial Condition for the Twelve Months Ended December 31, 2015

•	Cash and cash equivalents totaled $70.4 million as of December 31, 2015, down $44.2 million compared with $114.6 million at December 31, 2014.

•
Cash used in operating activities was $17.8 million in 2015 compared with cash provided by operating activities of $7.8 million in 2014. Cash used in operating activities in 2015 was primarily related to the Legacy Business restructuring costs and investment in Nexsan and IronKey, which was offset by cash generated by our legacy business.

•
Cash used in financing activities was $20.2 million in 2015 compared with cash used in financing activities of $2.6 million in 2014. Cash used in financing activities in 2015 was primarily related to the credit facility loan pay off.

Results of Operations
Net Revenue

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Net revenue	$529.2	$729.5	$860.8	(27.5)%	(15.3)%
Our worldwide revenue in 2015 decreased compared with 2014 due to the Legacy Business wind down and declines in Nexsan and IronKey of $197.9 million, $0.7 million and $1.7 million, respectively. Within the Legacy Business, revenue decreased during the first three quarters of the year due to the ongoing declines in magnetic tape and optical media products and decreased in the fourth quarter due to our actions to terminate our global sales and operations. The Legacy Business was also impacted by the termination of our use of TDK licensing rights and the divestiture of the RDX product line. Within the Nexsan and IronKey segment, revenue decrease was due to the business realignment and the foreign currency translation. See Segment Results for further discussion of our reporting segments. Our worldwide revenue for 2015 compared to 2014 was negatively impacted by foreign currency translation of 5.9 percent.
Our worldwide revenue in 2014 decreased compared with 2013 due to declines in the Nexsan, IronKey and Storage Media and Accessories business segments of 18.8 percent, 8.0 percent and 15.1 percent, respectively. Within the Storage and Security Solutions segment, revenue decreased due to marketplace sluggishness in the first half of 2014. Within the Storage Media and Accessories segment, revenue decreased due to declines in the Consumer Storage Media products and Commercial Storage Media products. Optical media has been impacted by declining revenue consistent with the overall market. Tape media has been impacted by industry wide dynamics including competing formats, as well as continuing improvements in compression and deduplication technologies. See Segment Results for further discussion of our reporting segments. Revenue for 2014 compared to 2013 was negatively impacted by foreign currency translation of 2.0 percent.
Gross Profit

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Gross profit	$101.3	$138.4	$188.7	(26.8)%	(26.7)%
Gross margin	19.1%	19.0%	21.9%
Gross profit decreased in 2015 compared with 2014 due to lower revenues and $9.7 million of inventory write-offs taken as a result of our actions to end sales and operations in our legacy business.

Total gross margin increased 0.1 percentage points in 2015 compared with 2014 primarily due to our product mix moving towards the higher margins of our Nexsan and IronKey products and the benefit of the accrual reversal of $3.8 million for Italian and German copyright levies in 2015. This was partially offset from inventory write-offs of $9.7 million taken as a result of our actions to end sales and operations in our legacy business.
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
Selling, General and Administrative (SG&A)

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Selling, general and administrative	$137.8	$174.7	$181.6	(21.1)%	(3.8)%
As a percent of revenue	26.0%	23.9%	21.1%
SG&A expense decreased in 2015 compared with 2014 due to lower costs from business divestitures, the lower costs resulting from the wind down of our legacy business, corporate reductions, lower depreciation and amortization, currency impacts and lower compensation expense. We reduced legacy operating costs by $28.5 million in 2015 which reflect our continued commitment to cutting costs and right sizing Imation's operations.
SG&A expense decreased in 2014 compared with 2013 due primarily to our cost reduction efforts. We reduced legacy operating costs by $18.2 million in 2014 across the organization in order to operate as a smaller company with more focused product lines and streamlined core operational processes. Incremental investment in Nexsan and IronKey partially offset these reductions in 2014 which included hiring sales resources, introducing new products and promoting the brand globally.

Research and Development (R&D)

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Research and development	$19.2	$18.8	$18.4	2.1%	2.2%
As a percent of revenue	3.6%	2.6%	2.1%
R&D expense increased in 2015 compared with 2014 which reflects the Company's increased investment in higher margin projects in Nexsan business. The increase was partially offset by spending reductions in our legacy business. We reduced legacy R&D expense in this business by $0.6 million leaving total legacy spending of $2.4 million in 2015.
R&D expense increased in 2014 compared with 2013 which reflects the Company's increased investment in higher margin projects in Nexsan and IronKey. We reduced legacy R&D expense by $1.0 million leaving total legacy spending of $3.0 million in 2014.
Goodwill Impairment

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Goodwill impairment	$36.1	$35.4	$—
2015 Goodwill Analysis

We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing. During the third quarter of 2015, management and the Board of Directors engaged in an assessment of the Nexsan and IronKey businesses of the Company. As a result of this assessment, we significantly revised our previous business strategy by adjusting our product portfolio to a smaller product offering as well as changing our investment philosophy associated with these businesses such that the investment in operating expenses will be significantly reduced. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event requiring us to review our goodwill related to our Nexsan and IronKey reporting units for impairment.
In determining the estimated fair value of these reporting units, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized discount rates of approximately 16.0 percent and terminal growth rates ranging from zero to 3.0 percent.
As a result of this assessment, it was determined that the carrying values of our Nexsan and IronKey reporting units exceeded their estimated fair values. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with each of these reporting units to the carrying value of the goodwill associated with each of these reporting units. Based on this analysis, the carrying value of the goodwill associated with Nexsan exceeded its implied value by $28.1 million, the carrying value of the goodwill associated with IronKey exceeded its implied value by $8.0 million. Consequently, we recorded an impairment charge of $36.1 million in the Consolidated Statements of Operations for the year ended December 31, 2015.
On October 14, 2015, the Company acquired the equity of Connected Data, Inc. (“CDI”) in a cash and stock transaction valued at $6.7 million.
The CDI acquisition has been accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the CDI acquisition, including identifiable intangible assets, have been measured at their fair value. The purchase price consists of approximately $3.3 million in cash and debt assumed, 1,511,151 shares of Imation common stock valued at approximately $2.6 million. In addition, up to $5.0 million in cash and shares in earn outs are possible based upon CDI’s performance through 2016 and the first half of 2017. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between $0 and $5.0 million. The contingent consideration earn out was valued at $0.8 million.
The purchase price allocation resulted in goodwill of $3.8 million, primarily attributable to strategic synergies and workforce that did not qualify for separate recognition (i.e acquired workforce). Goodwill associated with the acquisition of CDI is included in the Nexsan reporting unit for the purposes of goodwill impairment testing.
As of December 31, 2015, we had a goodwill balance of $3.8 million.
See Note 2 - Summary of Significant Accounting Policies and Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for further background and information on goodwill impairments.
2014 Goodwill Analysis
During the first and then again in the third quarter of 2014, we adjusted our internal forecast for our Nexsan reporting unit due to lower than anticipated results. We considered these factors to be an event that warranted an interim test as to whether goodwill was impaired in each of these periods. The first quarter test resulted in no impairment of goodwill as the estimated fair value of the reporting unit exceeded its carrying value. In performing Step 1 of the third quarter test, it was determined that the carrying value of our Nexsan reporting unit exceeded its estimated fair value. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Nexsan to the carrying value of such goodwill. Based on this analysis, the carrying value of the Nexsan goodwill exceeded its implied value by $35.4 million and, consequently, we recorded an impairment charge of that amount in the Consolidated Statements of Operations.
In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and

EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized a discount rate of 16.5 percent and a terminal growth rate of 3.0 percent. Because our Nexsan reporting unit had not been able to achieve its anticipated results, we increased our discount rate by 2.0 percent over the estimated market discount rate of 14.5 percent.
During the fourth quarter of 2014, we performed our annual impairment testing of goodwill for our Nexsan and IronKey reporting units. In performing Step 1 of these tests, we compared the estimated fair value of these reporting units to the carrying value. These impairment tests resulted in no fourth quarter impairment as the estimated fair value of each reporting unit exceeded the carrying value for the Nexsan and IronKey reporting units.
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
2013 Goodwill Analysis
During the fourth quarter of 2013, we performed our annual impairment testing of goodwill for our Nexsan and IronKey reporting units. These impairment tests resulted in no impairment of goodwill as the estimated fair value of each reporting unit exceeded the carrying value in Step 1 of the impairment tests for the Nexsan and IronKey reporting units. There were no triggering events that occurred during 2013 that warranted an interim goodwill impairment test to be performed.
For the 2013 impairment test for the IronKey reporting unit, we used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 15.5 percent. The discount rate reflects the relative risk of achieving cash flows as well as any other specific risks or factors related to the IronKey reporting unit.
For the 2013 impairment test for the Nexsan reporting unit, we used forecasted cash flows over a ten year period, a terminal growth rate of 3.0 percent and a discount rate of 13.5 percent. The discount rate reflected the relative risk of achieving cash flows as well as any other specific risks or factors related to the Nexsan reporting unit.
See Note 2 - Summary of Significant Accounting Policies and Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements as well as Critical Accounting Policies and Estimates for further background and information on goodwill impairments.
Intangible Impairments
2015 Intangible Asset Analysis
During the third quarter of 2015, management and the Board of Directors engaged in a detailed strategic and financial assessment of the Company. As a result of this assessment, we significantly revised our previous business strategy by adjusting our product portfolio to a smaller product offering as well as changing our investment philosophy such that the investment in operating expenses will be significantly reduced. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event for impairment testing. This required the assessment of the recoverability of the long-lived assets (including definite-lived intangible assets).
We compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain asset groups exceeded the undiscounted cash flows expected to be generated by the asset group. For those asset groups, we then compared the carrying value of the asset group to its estimated fair value to determine the amount by which our long-lived assets (primarily intangible assets) with the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $37.6 million in the Consolidated Statements of Operations for the year ended December 31, 2015.
In determining the estimated fair value of the asset groups, we used the income approach, a valuation technique under which we estimate future cash flows using the asset group's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized discount rates ranging of approximately 16.0 percent and terminal growth rates ranging from zero to 3.0 percent.
On October 14, 2015, the Company acquired the equity of Connected Data, Inc. (“CDI”) in a cash and stock transaction valued at $6.7 million.
The CDI acquisition has been accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the CDI acquisition, including identifiable intangible assets, have been measured at their fair value. The purchase price consists of approximately $3.3 million in cash and debt assumed, 1,511,151 shares of Imation common stock valued at approximately $2.6 million. In addition, up to $5.0 million in cash and shares in earn outs are possible based upon CDI’s performance through 2016 and the first half of 2017. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between $0 and $5.0 million. The contingent consideration earn out was valued at $0.8 million.
The purchase price allocation resulted in intangible of $4.3 million, primarily attributable to developed technology. The intangible will be amortized over a period of 6 years.
As of December 31, 2015, we had an intangible balance of $4.2 million related to developed technology.
See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on intangible assets including our valuation approach and assumptions.
2014 Intangible Asset Analysis
As a part of our annual goodwill impairment test for our Nexsan and IronKey reporting units, we also tested for the impairment of long-lived assets, including intangible assets with the asset groups included in our Nexsan and IronKey reporting units. In performing these tests, we compared the carrying values of these asset groups with their estimated undiscounted future cash flows and determined that the undiscounted cash flows expected to be generated by the asset groups exceeded their carrying values resulting in no impairment. During the first and third quarters of 2014, as noted below under our 2014 goodwill analysis discussion, we performed interim goodwill impairment testing for our Nexsan reporting unit due to lower than anticipated results. We determined these factors to be an event that warranted interim tests as to whether our intangible assets associated with Nexsan were impaired. Based on our impairment analysis performed in the first and third quarters of 2014, we concluded that we did not have an impairment of our intangible assets associated with Nexsan at those times.
See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on intangible assets including our valuation approach and assumptions.
2013 Intangible Asset Analysis
As a part of our annual goodwill impairment test for our Nexsan and IronKey reporting units, we also tested for the impairment of long-lived assets, including intangible assets with the asset groups included in our Nexsan and IronKey reporting units. In performing these tests, we compared the carrying values of these asset groups with their estimated undiscounted future cash flows and determined that the undiscounted cash flows expected to be generated by the asset groups exceeded their carrying values resulting in no impairment. There were no interim triggering events that occurred during 2013 that warranted an impairment test to be performed on our long-lived assets (including intangible assets) other than goodwill.
See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on our impairment of intangible assets.
Litigation Settlement
A $2.5 million gain from a litigation settlement from a long-standing case in Brazil was recognized in 2013.
Restructuring and Other
On September 27, 2015, the Company adopted a restructuring plan pursuant to which it will terminate sales and operations of its legacy business and further reduce and rationalize its corporate overhead (the Restructuring Plan). The Company will continue its Nexsan and Connected Data, Inc. businesses.

The Company is entering into the Restructuring Plan as a result of continued losses due to secular declines in its legacy business and to reduce the cost structure and streamline the organization in light of these changes. The Company expects that it will incur approximately $120 million total charges for the Restructuring Plan excluding tax impact and approximately $35 million of the total charges will require cash expenditures. The Company expects that the Restructuring Plan and associated wind down of its legacy business will substantially complete the plan during the first quarter of 2016.
In October 2012, the Board of Directors approved our Global Process Improvement (GPI) Program in order to realign our business structure and significantly reduce operating expense over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The GPI restructuring program is closed and current and future related charges will be reported as part of the Restructuring Plan discussed above.
The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Restructuring
Severance and related	$24.5	$3.9	$2.1
Lease termination costs	1.5	0.3	0.7
Other	2.6	1.2	2.4
Total restructuring	$28.6	$5.4	$5.2
Other
Settlement of UK pension plan (Note 9)	—	0.5	10.6
Gain on sale of fixed assets held for sale	—	—	(9.8)
Acquisition and integration related costs	0.5	—	2.8
Pension settlement/curtailment (Note 9)	(0.8)	0.2	2.1
Contingent consideration fair value adjustment (Note 4)	—	—
Intangible asset abandonment (Note 6)	—	—	—
Asset disposals / write down	24.6	1.8	—
Other	(5.0)	5.7	0.4
Total	$47.9	$13.6	$11.3
Restructuring
Total restructuring charges of $28.6 million recorded for the year ended December 31, 2015 related to severance from announcement to terminate our legacy business and further reduce and rationalize our corporate overhead. Total restructuring charges of $5.4 million recorded for the year ended December 31, 2014 and $5.2 million for the year ended December 31, 2013 related to the GPI Program.
Other
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
During the year ended December 31, 2015 we recorded $24.6 million of charges associated with asset write downs primarily related to the write down of our corporate headquarters facility. The $5.0 million of gain in other includes the gain on the termination of the TDK license, the gain on the sale of our RDX Storage product line and pension curtailments. These gains were partially offset by certain employee costs and consulting fees for external and related parties. The $0.5 million in acquisition and integration costs relate to the acquisition of Connected Data, Inc.
During the year ended December 31, 2014 we recorded $1.8 million of assets disposals and write-downs from which $1.0 million related to our Weatherford, Oklahoma facility and $0.8 million related to miscellaneous asset disposals. The $5.7 million of other expenses includes certain employee costs and consulting fees.

During the year ended December 31, 2013 a gain of $9.8 million related to the sale of our Camarillo, California manufacturing facility was recorded. The $1.0 million of other expenses includes certain employee costs and consulting fees.
Operating Loss From Continuing Operations

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Operating loss	$(177.3)	$(104.1)	$(20.1)	NM	NM
As a percent of revenue	(33.5)%	(14.3)%	(2.3)%
_______________________________________
NM - Not meaningful
Operating loss from continuing operations increased in 2015 compared with 2014 primarily due to increased restructuring and other charges and goodwill and intangible asset impairments of $36.1 million and $37.6 million, respectively. Operating loss from continuing operations increased in 2014 compared with 2013 primarily due to a goodwill impairment of $35.4 million in 2014 and a reversal of an accrual of $23.1 million in 2013 for copyright levies, as a result of Italian and French court rulings in 2013. See discussion above for further information on our 2014 impairment losses. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements for more information on the 2013 levy reversal.
Other (Income) and Expense

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Interest income	$(0.4)	$(0.5)	$(0.2)	(20.0)%	150.0%
Interest expense	3.3	2.6	2.5	26.9%	4.0%
Other, net	1.3	3.1	0.6	(58.1)%	416.7%
Total	$4.2	$5.2	$2.9	(19.2)%	79.3%
As a percent of revenue	0.8%	0.7%	0.3%

Other expense was $4.2 million, $5.2 million and $2.9 million in 2015, 2014 and 2013, respectively. The decrease in other expense for 2015 compared with 2014 was due to currency impacts and hedging benefits in 2015. The decrease in 2015 was partially offset by increased interest expense from the write off of capitalized debt fees from the cancellation of our credit facilities and other expense from losses on trading securities and foreign currency translation losses for entities for which liquidation is substantially complete. The increase in other expense for 2014 compared with 2013 was driven by other, net expense. Other, net expense includes foreign currency (gains) losses from changes in foreign exchange rates on foreign denominated assets and liabilities. We attempt to mitigate the exposure to foreign currency volatility through our hedging program; however, our program is not designed to fully hedge our risk, and as a result, we experience some volatility in our foreign currency (gains) losses, especially in periods of significant foreign currency fluctuation. Foreign currency (gains) losses were a gain of $1.0 million in 2015, a loss of $2.2 million in 2014 and a gain of $0.5 million in 2013.
Income Tax Provision

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Income tax provision	$12.5	$3.1	$1.4
Effective tax rate	NM	NM	NM
_______________________________________
NM - Not meaningful

We maintain a valuation allowance related to our U.S. deferred tax assets and the majority of our foreign deferred tax assets. Because of the valuation allowances, the tax provision generally represents taxes outside of the U.S. plus discrete tax events that may occur from time to time. This also causes the effective tax rates to be not meaningful. The effective tax rates for 2015, 2014 and 2013 are not meaningful.
In comparing our 2015 tax provision of $12.5 million to our 2014 tax provision of $3.1 million, the increase was primarily due to the recording of valuation allowances on the deferred tax assets from operations outside the United States offset by reduced income tax liability outside the United States and reduced tax liability on unremitted foreign earnings.
In comparing our 2014 tax provision of $3.1 million to our 2013 tax provision of $1.4 million, the increase was primarily due to the $1.7 million tax expense associated with the change in the permanent reinvestment assertion of unremitted foreign earnings recorded during 2014.
As of December 31, 2015 and 2014, we had valuation allowances of $325.3 million and $262.4 million respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain operating loss carryforwards, deferred tax deductions, capital loss carryforwards and tax credit carryforwards.
Loss from discontinued operations

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net revenue	$—	$0.4	$40.7

(Loss) gain on sale of discontinued businesses, net of income taxes	—	(1.7)	0.9
Loss from operations of discontinued businesses, before income taxes	—	(0.6)	(14.2)
Adjustment to carrying value of disposal group	—	—	(6.7)
Income tax benefit	—	—	—
Loss from discontinued businesses, net of income taxes	$—	$(2.3)	$(20.0)
Loss from discontinued operations represents the results of operations from our former XtremeMac and Memorex consumer electronics businesses. The 2014 loss includes a $1.2 million adjustment to expected proceeds on the sale of the XtremeMac business and a $0.5 million loss on the initial sale of the XtremeMac business, which closed on January 31, 2014. The 2013 loss represents the results of operations from our XtremeMac and Memorex consumer electronics businesses as well as a $6.7 million write-down of the carrying value of the XtremeMac disposal group to its estimated fair value. This was partially offset by a $0.9 million gain on the sale of the Memorex consumer electronics business which occurred on October 15, 2013. The increase in operating loss for 2014 compared with 2013 reflects the write-down of the carrying value discussed above, lower revenues and lower gross margins in these businesses, in addition to severance expense of $1.6 million recorded in 2014. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for more information on the divestitures of these two businesses.
Segment Results
Beginning in the fourth quarter of 2015, in conjunction with our accelerated wind-down of the Company's legacy business, the Company changed the manner in which it evaluates the operations of the Company and makes decisions around the allocation of resources. The Company operated in three reportable segments as of December 31, 2015: “Nexsan”, “IronKey” and "Storage Media and Accessories." Nexsan is expected to be our go forward business. (See Note 18 - Subsequent Events on the sale of IronKey on February 2, 2016). Storage Media and Accessories (consisting of our Commercial Storage Media, Consumer Storage Media and Audio and Accessories product categories) is collectively referred to as our "legacy business" and is in the process of being wound-down (which is expected to be completed in the first quarter of 2016). Going forward, we will focus on Nexsan business and evaluating other investment opportunities.
The segment information for prior periods have been revised to conform to the 2015 reportable segment presentation.

We evaluate segment performance based on revenue and operating income (loss). The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include litigation settlement expense, goodwill impairment, intangible impairments, intangible asset abandonment, corporate expense, contingent consideration adjustments, inventory write-offs related to our restructuring programs and restructuring and other expenses which are not allocated to how management evaluates segment performances.
During the first quarter of 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations and are not included in segment results for any periods presented. See Note 4 - Acquisitions and Divestitures for further information.
Information related to our segments is as follows:
Nexsan

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Net revenue	$62.8	$63.5	$78.2	(1.1)%	(18.8)%
Operating (loss)	(25.4)	(34.3)	(14.8)	(25.9)%	131.8%
As a percent of revenue	(40.4)%	(54.0)%	(18.9)%
The decrease in Nexsan revenue in 2015 compared with 2014 was due to rationalization of the product lines and regional footprint.
Operating loss decreased in 2015 compared with 2014 due to improved margins and lower selling, general and administrative expenses. During the third quarter of 2015, management revised our business strategy in Nexsan business such that operating expenses were significantly reduced due to the rationalizing of product lines and footprint.
Operating loss increased in 2014 compared with 2013 due to revenue declines and an increased investment in R&D and SG&A driven by hiring sales and engineering resources and value-added resellers, introducing new products and promoting the brand globally.
IronKey

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Net revenue	$18.9	$20.6	$22.4	(8.3)%	(8.0)%
Operating (loss)	(6.9)	(10.4)	(12.5)	(33.7)%	(16.8)%
As a percent of revenue	(36.5)%	(50.5)%	(55.8)%
The decrease in revenue in 2015 compared with 2014 was due to the strategic shift associated with IronKey to focus on reducing the operating loss instead of continuing to invest for expected revenue growth. We sold the IronKey business in February, 2016. (See Note 18)
Operating loss decreased in 2015 compared with 2014 due to improved margins and lower selling, general and administrative expenses.

Storage Media and Accessories

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Net revenue	$447.5	$645.4	$760.2	(30.7)%	(15.1)%
Operating income (loss)	(2.2)	25.7	55.9	(108.6)%	(54.0)%
As a percent of revenue	(0.5)%	4.0%	7.4%
The decrease in Storage Media and Accessories segment revenue in 2015 compared with 2014 was driven by declines in Commercial Storage Media, Consumer Storage Media and Audio and Accessories product lines and currency impacts. Revenue decreased during the first three quarters of the year due to the ongoing declines in magnetic tape and optical media products and decreased in the fourth quarter due to our actions to terminate our global sales and operations. The wind down of our legacy business is expected to be complete in early 2016. The Storage Media and Accessories segment was also impacted by the termination of our use of TDK licensing rights and the divestiture of the RDX product line.
Operating results decreased in 2015 compared with 2014, due primarily to lower revenue and inventory write-offs of $9.7 million and accounts receivable write-offs of $5.2 million taken as a result of our actions to end sales and operations in our legacy businesses.
The decrease in Storage Media and Accessories segment revenue in 2014 compared with 2013 was driven by declines in the Commercial Storage Media and Consumer Storage Media product lines which was partially offset by an increase in Audio and Accessories. Commercial Storage Media products decreased $37.6 million in 2014 compared with 2013. From a product perspective, the decrease in Commercial Storage Media product revenue was primarily composed of lower revenue from magnetic tape products of $34.1 million compared with 2013. Tape media has been impacted by industry wide dynamics including competing formats, as well as continuing improvements in compression and deduplication technologies driving the secular declines in this category. Consumer Storage Media revenue decreased due to expected secular declines in optical media products of $76.3 million. Partially offsetting the decrease in revenue from Consumer Storage Media was an increase in Audio and Accessories products, as we saw revenue increase in consumer electronic accessories and TDK Life on Record consumer electronic products.
Operating income decreased in 2014 compared with 2013 due primarily to lower revenue and margins on our Commercial Storage Media business in 2014 and the reversal of $23.1 million of accruals for Italian and French copyright levies in the second and fourth quarters of 2013, respectively. This was partially offset by lower SG&A expense.
  Corporate and Unallocated

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Operating loss	$(142.8)	$(85.1)	$(48.7)	67.8%	74.7%
The corporate and unallocated operating loss includes costs which are not allocated to the business segments in management’s evaluation of segment performance such as litigation settlement expense, goodwill impairment, intangible impairments, intangible asset abandonment, corporate expense, contingent consideration adjustments, and other expenses.
Corporate and unallocated amounts above include non-cash goodwill impairment charges of $36.1 million and $35.4 million for the years ended December 31, 2015 and 2014, respectively, non-cash intangible asset impairment charges of $37.6 million for the year ended December 31, 2015, restructuring and other costs of $47.9 million, $13.6 million and $11.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and other corporate expenses of $21.2 million and $36.1 million and $39.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. The 2013 operating loss also included a $10.6 million loss related to the settlement of our UK pension plan and a $9.8 million gain on the sale of land at a previously closed facility and a litigation settlement gain of $2.5 million.

Financial Position
Our cash and cash equivalents balance as of December 31, 2015 was $70.4 million, a decrease of $44.2 million from $114.6 million as of December 31, 2014. The decrease was primarily driven by the investment in Nexsan and IronKey, net debt repayments of $18.5 million, restructuring payments of $12.6 million, restricted cash of $9.9 million, capital expenditures of $3.0 million, and share repurchases of $1.7 million, offset by cash generated from legacy businesses.
Our accounts receivable balance as of December 31, 2015 was $25.4 million, a decrease of $109.0 million from $134.4 million as of December 31, 2014 as a result of lower sales during the period and write-offs taken as a result of our actions to end sales and operations of our legacy business. This resulted in a Days sales outstanding of 32 days as of December 31, 2015, compared to 55 Days sales outstanding in December 31, 2014. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of December 31, 2015 was $10.5 million, a decrease of $47.2 million from $57.7 million as of December 31, 2014. The decrease in inventory is due to the depletion of inventory and write-offs taken as a result of our actions to end sales and operations of our legacy business. Days of inventory supply was 132 days as of December 31, 2015, up 88 days from December 31, 2014. The increase reflects longer lead times for the remaining Nexsan and IronKey businesses. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of December 31, 2015 was $44.3 million, a decrease of $51.2 million from $95.5 million as of December 31, 2014. The decrease in accounts payable was mainly due fewer purchases and spending as a result of our actions to end sales and operations of our legacy business and further reduce and rationalize our corporate overhead.

Liquidity and Capital Resources
We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents. Our primary operating liquidity needs relate to our working capital and funding our operations.
We had $70.4 million cash on hand as of December, 2015. In Q1 2016, we generated approximately $25 million from non-core asset sales. In addition, we expect to extract $5 million to $10 million from our legacy business working capital (accounts receivables minus accounts payables). Our liquidity needs for 2016 include the following: restructuring payments of approximately $15 million to $20 million, other liabilities of approximately $5 million to $10 million, cash necessary to fund our expected operating loss of $9 million to $16 million, capital expenditures of approximately $1 million to $3 million, operating lease payments of approximately $2 million, pension funding of approximately $1 million to $2 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. In addition, we may need to pay up to $20 million of accounts payables currently under dispute.
We expect that our cash positions in the U.S, and outside of the U.S. will provide liquidity sufficient to meet our needs for our operations and our obligations in the countries in which we operate. We also plan to raise additional capital if necessary.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in other current assets or other assets on our Consolidated Balance Sheets depending on the timing of the restrictions. The restricted cash balance in other current assets as of December 31, 2015 was $9.9 million which relates to court ordered vendor payment disputes, future employee payments and bank deposits. The restricted cash balance in other assets as of December 31, 2015 and 2014 was $1.9 million and $2.2 million, respectively, which relates to cash set aside as indemnification for certain customers.
Analysis of Cash Flows
Cash Flows Provided by (Used In) Operating Activities:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net loss	$(194.0)	$(114.7)	$(44.4)
Adjustments to reconcile net loss to net cash provided by operating activities	131.7	68.8	32.1
Changes in operating assets and liabilities	44.5	38.1	34.4
Net cash provided by (used in) operating activities	$(17.8)	$(7.8)	$22.1
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities in 2015 was driven primarily by the net loss, partially offset by cash provided from working capital reductions. Operating cash outflows included restructuring payments of $12.6 million, $6.7 million and $19.4 million in 2015, 2014 and 2013, respectively.
During 2015 and 2014 we recorded non-cash goodwill impairment charges of $36.1 million and $35.4 million, respectively. During 2015 we recorded an intangible asset impairment charges of $37.6 million.
Cash Flows Provided by (Used in) Investing Activities:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Capital expenditures	$(3.0)	$(5.6)	$(7.0)
Proceeds from sale of assets and business	3.3	3.4	11.0
Recovery of investments	—	—	0.2
Acquisitions, net of cash acquired	(3.1)	—	1.6
Purchase of tradename	—	—	—
Net cash provided by (used in) investing activities	$(2.8)	$(2.2)	$5.8
In 2015, we received $3.3 million from the sales of our Memorex consumer electronic business and Weatherford, Oklahoma property. Cash used in investing activities included $4.3 million for the acquisition of Connected Data, Inc. Cash used in investing activities also included $3.0 million of capital expenditures.
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
See Note 4 - Acquisitions in our Notes to Consolidated Financial Statements for further information regarding our acquisitions.
Cash Flows Used in Financing Activities:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Purchase of treasury stock	$(1.7)	$(2.5)	$(2.5)
Debt issuance costs	—	—	(0.4)
Debt borrowings	16.5	38.7	4.9
Debt repayments	(35.0)	(39.2)	(4.9)
Contingent consideration payments	—	—	(0.5)
Exercise of stock options	—	0.4	—
Net cash used in financing activities	$(20.2)	$(2.6)	$(3.4)

On May, 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. The Company's previous authorization, which had 1.2 million shares remaining for purchase, was canceled with the new authorization. Since the inception of this authorization, we have repurchased 3.0 million shares of common stock at an average price of $3.84 per share and as of December 31, 2015 we had remaining authorization to repurchase up to 2.0 million shares. We repurchased 0.4 million, 0.8 million and 0.6 million shares in 2015, 2014 and 2013, respectively.
No dividends were declared or paid during 2015, 2014 or 2013. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
Cash used in financing activities included borrowings of $16.5 million, $38.7 million and $4.9 million and repayments of $35.0 million, $39.2 million and $4.9 million during 2015, 2014 and 2013, respectively on our credit facilities primarily for the use in financing our working capital seasonal needs. During 2015 we did not capitalize any debt issuance costs.
Credit Facilities
As of December 31, 2015 and December 31, 2014, we had short-term borrowings of $0.2 million and $18.9 million, respectively. The decrease in outstanding debt from December 31, 2014 is due to the termination of the Company's credit agreements with various banks in the United States, Europe and Japan.
On October 30, 2015, the Company terminated its Japan Credit Agreement entered into on July 16, 2013. At the time of termination, the Company paid down its short-term borrowings of $7.6 million. Additionally, capitalized costs for the credit facility of $0.1 million were charged to interest expense. The Company incurred an early termination penalty less than $0.1 million in connection with the termination.
On November 25, 2015, the Company terminated its Amended Credit Agreement entered into on May 18, 2012. At the time of termination, the Company paid down its short-term borrowings of $10.4 million. Additionally, capitalized costs for the credit facility of $1.1 million were charged to interest expense. No early termination penalty was incurred by the Company in connection with the termination.
We had $48.2 million of cash outside the U.S. at December 31, 2015. As of December 31, 2014, the Company had changed its position on the permanent reinvestment assertion of its unremitted foreign earnings. The deferred tax liability recorded as of December 31, 2015 for the impact of future repatriation of the unremitted foreign earnings is $9.4 million. Of this liability, $8.2 million would be fully offset by net operating losses, and the remaining $1.2 million liability is related to foreign tax withholding. We also have significant net operating loss carryforwards offset by a full valuation allowance in the U.S.
Related Party Transactions
See Note 16 - Related Party Transactions for information on related party transactions between the Company and Imation's Board of Directors and Executive Officers.
Off-Balance Sheet Arrangements
Other than the operating lease commitments discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements, we are not using off-balance sheet arrangements, including special purpose entities.
Summary of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$5.7	$2.7	$1.7	$1.0	$0.3
Purchase obligations (1)	4.0	4.0	—	—	—
Short-term debt	0.2	0.2	—	—	—
Other liabilities (2)	14.9	0.4	0.3	—	14.2
Total	$24.8	$7.3	$2.0	$1.0	$14.5
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
The table above does not include payments for non-contributory defined benefit pension plans. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate. We expect to contribute approximately $1 million to $2 million to our pension plans in 2016 and have $20.7 million recorded in other liabilities related to pension plans as of December 31, 2015. See Note 9 - Retirement Plans in our Notes to Consolidated Financial Statements for information on our pension plans.
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
The total amount of unrecognized tax benefits as of December 31, 2015 was $1.7 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $1.5 million would affect income tax expense and our related effective tax rate.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2015, $0.1 million of interest and penalties was accrued, excluding the tax benefit of deductible interest. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our U.S. federal income tax returns for 2012 through 2014 are subject to examination by the Internal Revenue Service (IRS). With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2009.
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
Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using certain valuation methods including discounted cash flow analysis. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries may indicate a possible impairment that would require an impairment test. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses, which in many cases require subjective judgments concerning estimates, could result in significant impairment losses. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. See Note 6 - Intangible Assets and Goodwill for information on our 2015 and 2014 intangible assets.
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
Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities is the implied fair value of the reporting unit’s goodwill. See Note 6 - Intangible Assets and Goodwill for information on our 2015 and 2014 goodwill.
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
Copyright Levies. In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the Court of Justice of the European Union (CJEU) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term "commercial channel sales" when referring to products intended for uses other than private copying and "consumer channel sales" when referring to products intended for uses including private copying.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except France due to court rulings. See Note 15 - Commitments and Contingencies in our Notes to Consolidated Financial Statements for discussion of these court rulings. As of December 31, 2015 and 2014, we had accrued liabilities of $5.1 million and $9.3 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 CJEU ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. In 2015, we reversed $3.8 million of copyright levies as a reduction of cost of sales. We did not reverse any amounts into cost of goods sold for prior year obligations in 2014. In 2013, we reversed $23.1 million of copyright levies as a reduction of cost of sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to court rulings. As of December 31, 2015 and 2014, we had accrued liabilities of $5.1 million and $9.3 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. See Note 15 - Commitments and Contingencies in our Notes to Consolidated Financial Statements for discussion of reversals of copyright levies.
Litigation. We record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect our financial condition, results of operations and cash flows in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in our Consolidated Balance Sheet as of December 31, 2015, would not be material to our financial condition, results of operations and cash flows. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning strategic initiatives and potential acquisitions, the results of operations of our existing business lines and our ability to implement our restructuring plans, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the Securities and Exchange Commission including the following: our ability to successfully implement our strategy for our existing business as well as other lines of business that we may pursue; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to meet future revenue growth, gross margin and earnings targets; our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner's financial condition and disputes between us and our partners; future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition; our ability to successfully identify suitable acquisition targets to implement our new strategy and to compete for these opportunities with others who may have greater resources; our ability to conduct due diligence on businesses we acquire to ensure that we have identified and addressed key aspects of liability and risk; the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated; we may engage in business combinations that are dilutive to existing shareholders, result in unanticipated accounting charges or otherwise harm our result of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses; the impact of additional material charges and expenses associated with our oversight of acquired or target businesses and the integration of acquired businesses into our systems for financial reporting; previous or future acquisitions might not be successful and might adversely affect our business, operating results, or financial condition; our ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits; our ability to effectively increase the size of our organization, if needed, and manage our growth; acquisitions may require capital infusions; the possible need to raise additional debt or equity financing for acquisitions in addition to the use of our excess cash; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; potential acquisitions or investments in a foreign business or company with significant foreign operations may subject us to additional risks; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; the loss of a major customer, partner or reseller; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; tax consequences associated with our acquisition, holding and disposition of target companies and assets; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; our ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; our ability to retain and attract key employees to manage our existing businesses and the businesses we may acquire; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of the announcement of our review of strategic alternatives; the effect of the transition of our Board of Directors; the volatility of our stock price due to our results or market trends; and the ability to meet the continued listing requirements of the NYSE; loss of or inability to attract talented individuals to executive our strategic alternatives business strategy; the implementation of new systems and enhancements may be disruptive and could impact our ability to accurately report our financial results; decreasing revenues and greater losses in our Nexsan business may have a material and adverse effect on our business, results of operations and capital resources; the investment in Clinton Lighthouse Equities Strategy Fund (Offshore) Ltd. may not product positive returns and may results in losses, as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks including volatility in foreign currency exchange rates and credit risk. International operations, which comprised approximately 61 percent of our revenue in 2015, may be subject to various risks that are not present in domestic operations. The additional risks include political and economic instability, terrorist activity, the possibility of expropriation, trade tariffs or embargoes, unfavorable tax laws, restrictions on royalties, dividends and currency remittances, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.
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
As a result of our actions to terminate our Storage Media and Accessories businesses, the foreign exchange risk has significantly decreased from prior year. As of December 31, 2015, we did not have any foreign currency forward or option contracts outstanding. This compares to $163.2 million notional amount of foreign currency forward and option contracts as of December 31, 2014, of which $29.4 million hedged recorded balance sheet exposures.
We are exposed to credit risk associated with cash investments. We do not believe that our cash investments present significant credit risk because the counterparties to the instruments consist of major financial institutions.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Imation Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of comprehensive loss, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Imation Corp. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 15, 2016

IMATION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Net revenue	$529.2	$729.5	$860.8
Cost of goods sold	427.9	591.1	672.1
Gross profit	101.3	138.4	188.7
Operating expenses:
Selling, general and administrative	137.8	174.7	181.6
Research and development	19.2	18.8	18.4
Intangible impairments	37.6	—	—
Litigation settlement	—	—	(2.5)
Goodwill impairment	36.1	35.4	—
Restructuring and other	47.9	13.6	11.3
Total	278.6	242.5	208.8
Operating loss	(177.3)	(104.1)	(20.1)
Other (income) expense
Interest income	(0.4)	(0.5)	(0.2)
Interest expense	3.3	2.6	2.5
Other expense, net	1.3	3.1	0.6
Total	4.2	5.2	2.9
Loss from continuing operations before income taxes	(181.5)	(109.3)	(23.0)
Income tax provision	12.5	3.1	1.4
Loss from continuing operations	(194.0)	(112.4)	(24.4)
Discontinued operations:
(Loss)/gain on sale of discontinued businesses, net of income taxes	—	(1.7)	0.9
Loss from discontinued operations, net of income taxes	—	(0.6)	(20.9)
Loss from discontinued operations	—	(2.3)	(20.0)
Net loss	$(194.0)	$(114.7)	$(44.4)
Loss per common share — basic:
Continuing operations	$(4.84)	$(2.74)	$(0.60)
Discontinued operations	—	(0.06)	(0.49)
Net loss	(4.84)	(2.80)	(1.10)
Loss per common share — diluted:
Continuing operations	$(4.84)	(2.74)	$(0.60)
Discontinued operations	—	(0.06)	(0.49)
Net loss	(4.84)	(2.80)	(1.10)
Weighted average shares outstanding:
Basic	40.1	41.0	40.5
Diluted	40.1	41.0	40.5
Cash dividend paid per common share	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net loss	$(194.0)	$(114.7)	$(44.4)

Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on derivative financial instruments:
Net holding gains arising during the period	(1.4)	6.1	7.0
Reclassification adjustment for net realized (gains) losses recorded in net loss	(3.7)	(3.4)	(7.3)
Total net unrealized (losses) gains on derivative financial instruments	(5.1)	2.7	(0.3)

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	(1.5)	(10.4)	10.7
Reclassification of adjustments for defined benefit plans recorded in net loss	2.0	1.4	5.5
Total net pension adjustments	0.5	(9.0)	16.2

Unrealized foreign currency translation losses	(6.7)	(15.7)	(4.5)

Total other comprehensive income (loss), net of tax	(11.3)	(22.0)	11.4

Comprehensive loss	$(205.3)	$(136.7)	$(33.0)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In millions, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$70.4	$114.6
Accounts receivable, net	25.4	134.4
Inventories	10.5	57.7
Assets held for sale	20.6	1.2
Other current assets	24.8	31.5
Total current assets	151.7	339.4
Property, plant and equipment, net	4.6	45.0
Intangible assets, net	4.2	57.9
Goodwill	3.8	36.1
Other assets	4.1	20.8
Total assets	$168.4	$499.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$44.3	$95.5
Short-term debt	0.2	18.9
Other current liabilities	65.6	98.2
Total current liabilities	110.1	212.6
Other liabilities	33.9	45.8
Total liabilities	144.0	258.4
Shareholders’ equity
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 44.4 million issued	0.4	0.4
Additional paid-in capital	1,042.0	1,034.6
Retained deficit	(893.9)	(699.9)
Accumulated other comprehensive loss	(96.1)	(84.8)
Treasury stock, at cost	(28.0)	(9.5)
Total shareholders’ equity	24.4	240.8
Total liabilities and shareholders’ equity	$168.4	$499.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(In millions, except per share amounts)
Balance as of December 31, 2012	$0.4	$1,052.6	$(540.8)	$(74.2)	$(37.6)	$400.4
Net loss			(44.4)			(44.4)
Purchase of treasury stock					(2.5)	(2.5)
Restricted stock grants and other		(4.2)			7.9	3.7
401(k) matching contribution		(3.6)			5.3	1.7
Stock-based compensation related to options		2.9				2.9
Net change in cumulative translation adjustment				(4.5)		(4.5)
Pension adjustments, net of tax				16.2		16.2
Cash flow hedging, net of tax				(0.3)		(0.3)
Balance as of December 31, 2013	$0.4	$1,047.7	$(585.2)	$(62.8)	$(26.9)	$373.2
Net loss			(114.7)			(114.7)
Exercise of stock options		(1.7)			2.1	0.4
Purchase of treasury stock					(2.5)	(2.5)
Restricted stock grants and other		(10.3)			13.5	3.2
401(k) matching contribution		(2.5)			4.3	1.8
Stock-based compensation related to options		1.4				1.4
Net change in cumulative translation adjustment				(15.7)		(15.7)
Pension adjustments, net of tax				(9.0)		(9.0)
Cash flow hedging, net of tax				2.7		2.7
Balance as of December 31, 2014	$0.4	$1,034.6	$(699.9)	$(84.8)	$(9.5)	$240.8
Net loss			(194.0)			(194.0)
Purchase of treasury stock					(1.7)	(1.7)
Restricted stock grants and other		3.8			(3.2)	0.6
Value of shares received in TDK transaction					(13.6)	(13.6)
Issuance of stock for acquisition		2.6				2.6
Contingent consideration in shares		0.6				0.6
Stock-based compensation related to options		0.4				0.4
Net change in cumulative translation adjustment				(6.7)		(6.7)
Pension adjustments, net of tax				0.5		0.5
Cash flow hedging, net of tax				(5.1)		(5.1)
Balance as of December 31, 2015	$0.4	$1,042.0	$(893.9)	$(96.1)	$(28.0)	$24.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows from Operating Activities:
Net loss	$(194.0)	$(114.7)	$(44.4)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16.8	21.7	23.7
Stock-based compensation	1.7	5.3	6.9
Deferred income taxes and valuation allowance	13.0	3.2	(4.7)
Goodwill, intangible and other asset impairments	99.3	37.8	7.1
Inventory write-offs	9.7	4.6	2.7
Bad debt expense	5.2	1.0	1.0
Pension settlement and curtailments	0.2	0.2	12.7
Changes in fair value of contingent consideration	—	—	(0.6)
Gain on sale of land	—	—	(9.8)
Gain from RDX sale	(4.5)	—	—
Gain from TDK transaction (non-cash)	(9.1)	—	—
Other, net	(0.6)	(5.0)	(6.9)
Changes in operating assets and liabilities:
Accounts receivable	101.2	18.1	47.8
Inventories	35.2	15.5	64.2
Assets held for sale	(19.4)	4.0	(2.7)
Other assets	29.0	11.4	10.5
Accounts payable	(50.4)	6.8	(63.3)
Accrued payroll and other liabilities	(41.5)	(15.5)	(29.6)
Restricted cash	(9.6)	(2.2)	7.5
Net cash provided by (used in) operating activities	(17.8)	(7.8)	22.1
Cash Flows from Investing Activities:
Capital expenditures	(3.0)	(5.6)	(7.0)
Proceeds from sale of assets and business	3.3	3.4	11.0
Recovery of investments	—	—	0.2
Acquisitions, net of cash acquired	(3.1)	—	1.6
Net cash provided by (used in) investing activities	(2.8)	(2.2)	5.8
Cash Flows from Financing Activities:
Purchase of treasury stock	(1.7)	(2.5)	(2.5)
Debt issuance costs	—	—	(0.4)
Debt borrowings	16.5	38.7	4.9
Debt repayments	(35.0)	(39.2)	(4.9)
Contingent consideration payments	—	—	(0.5)
Exercise of stock options	—	0.4	—
Net cash used in financing activities	(20.2)	(2.6)	(3.4)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(5.4)	(0.6)
Net change in cash and cash equivalents	(44.2)	(18.0)	23.9
Cash and cash equivalents — beginning of period	114.6	132.6	108.7
Cash and cash equivalents — end of period	$70.4	$114.6	$132.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation
Background
Imation Corp., a Delaware Corporation, is a global data storage and data security company. With a 60-year history of technology leadership, the Company's mission is to help organizations create an integrated storage, private cloud, file sync and share enterprise solution. The Company historically operated in two reportable segments: Consumer Storage and Accessories (which consisted of our Consumer Storage Media and Audio and Accessories businesses) and Tiered Storage and Security Solutions (which consisted of our Commercial Storage Media and Storage and Security Solutions (i.e. Nexsan and IronKey) businesses).
The company is executing on a restructuring plan whereby it is in the final phases of winding down its Consumer Storage and Accessories, Audio and Accessories, and Commercial Storage Media businesses (combined the "legacy businesses"). Additionally, in January 2016, we sold our IronKey business (which was part of our historical Tiered Storage and Security Solutions reportable segment). Going forward, we will focus on our Nexsan business as well as explore strategic alternatives to deploy any excess capital.
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
The Company’s continued operations and ultimate ability to continue as a going concern will depend on its ability to enhance revenue and operating results, enter into strategic relationships or raise additional capital. The Company can provide no assurances that such plans will occur and if the Company is unable to return to profitability or otherwise raise sufficient capital, there would be a material adverse effect on its business.
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
Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other current assets and/or other assets on our Consolidated Balance Sheets depending on the timing of the restrictions. We had $9.9 million of restricted cash in other current assets as of December 31, 2015 which relates to court ordered vendor payment disputes, employee severance payments and collateral deposits required by our bank associated with outstanding letters of credit. In other assets we had $1.9 million and $2.2 million of restricted cash as of December 31, 2015 and 2014, respectively, which relates to cash set aside as indemnification for certain customers.
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
Investments. Investments include trading investments. The corresponding gain or loss associated with these investments is reported in our Consolidated Statements of Operations as a component of other expense.
Assets Held for Sale. Assets held for sale consists of assets recorded at the lower of the carrying value or fair value less costs to sell for which management has committed to plan to sell the assets, the sale is probable and will occur within a year. We had $20.6 million and $1.2 million of assets held for sale as of December 31, 2015 and 2014, respectively. The assets classified as held for sale as of December 31, 2015 relate to our corporate headquarter facility, Canadian facility and the assets to be sold related to the Memorex trademark transaction. See Note 18 - Subsequent Events for further information on the corporate headquarter facility and Memorex transactions. The assets classified as held for sale as of December 31, 2014 relate to our Weatherford, Oklahoma facility.
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
Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 10 to 20 years for buildings and 5 to 10 years for machinery and equipment. Leasehold and other improvements are amortized over the remaining life of the lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense was $7.0 million, $8.8 million and $9.4 million for 2015, 2014 and 2013, respectively.
Intangible Assets. We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analyses require management to make subjective estimates of how the acquired assets will perform in the future using certain valuation methods. See Note 6 - Intangible Assets and Goodwill for further information on our intangible assets and impairment testing.
Goodwill.  Goodwill is the excess of the cost of an acquired entity over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we determine in this assessment that the fair value of the reporting unit is more than its carrying amount we may conclude that there is no need to perform Step 1 of the impairment test. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing Step 1 of the goodwill impairment test.
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
Revenue Recognition.  We sell a wide range of data storage, mobile security and consumer storage solutions audio products and accessories. Net revenue consists primarily of data storage, mobile security, magnetic, optical, flash media, consumer electronics and accessories sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, installation has been completed (if applicable) or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Non-income based taxes collected from customers are also recorded as revenue and include levies and various excise taxes, mainly in non-U.S. jurisdictions. These taxes included in revenue in 2015, 2014, and 2013 were $4.9 million, $7.1 million, and $10.3 million, respectively.
The majority of the Company’s Nexsan and IronKey products have both software and non-software components that together deliver the products’ essential functionality. The software is embedded within the hardware and sold together as a single storage solution to the customer. Accordingly, the software and non-software components do not qualify as separate units of accounting as prescribed in Accounting Standards Codification (ASC) 605-25 and are combined as a single unit of accounting. There are no situations where revenue is recognized separately for software.
We also offer services in conjunction with our Nexsan and IronKey products which may include installation, training, hardware maintenance and software support. For such services that are determined to be essential to the functionality of the product, the product and services do not qualify as separate units of accounting as prescribed in ASC 605-25 and are combined as a single unit of accounting. In situations where the sale of our Storage and Security Solutions products and associated services qualify as multiple element arrangements, we allocate arrangement consideration to each unit of accounting based on its relative selling price, and revenue is recognized for each element when all of the criteria for revenue recognition for such elements have been met. Revenue from services is not a significant component of total consolidated revenues.
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
Concentrations of Credit Risk. We sell a wide range of products and services to a diversified base of customers around the world and perform ongoing credit evaluations of our customers’ financial condition. Therefore, we believe there is no material concentration of credit risk. No single customer represented more than 10 percent of total net revenue or accounts receivable in 2015, 2014, or 2013.
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
Stock-Based Compensation.  Stock-based compensation awards classified as equity awards are measured at fair value at the date of grant and expensed over their vesting or service periods. We also have stock appreciation rights outstanding which are considered liability awards as the settlement of these awards, if they were to vest, would be in cash. If these awards were determined to be probable of achieving its stock price conditions and revenue performance conditions, we would record the estimated fair value of such awards as a liability and re-measure their estimated value each reporting period.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Expected volatilities are based on historical volatility of our stock and are calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data and management judgment to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. It is calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, we consider the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield, if applicable, is based on the latest dividend payments made on or announced by the date of the grant. Forfeitures are estimated based on historical experience and current demographics. See Note 8 - Stock-Based Compensation for further information regarding stock-based compensation.
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
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-15 - Presentation of Financial Statements, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and if Management’s plans will alleviate that doubt. Management will be required to make this evaluation for both annual and interim reporting periods. The accounting guidance is effective for Imation beginning in the first quarter of 2016.
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
In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. For Imation, this standard is effective prospectively beginning January 1, 2017, with early adoption permitted. The Company is currently assessing the impact of this new ASU on Imation’s consolidated results of operations and financial condition.
In September 2015, the Financial Accounting Standard Board issued Accounting Standard Update (ASU) No. 2015-16, Business Combinations (Topic 805), which requires that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change in provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The accounting guidance is effective for Imation beginning in the first quarter of 2016. The Company is currently assessing the impact of this new ASU on Imation’s consolidated results of operations and financial condition.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For Imation, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU’s impacts on our consolidated results of operations and financial condition.
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. ASU 2016-02 is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. ASU 2016-02 will be effective for the company beginning on January 1, 2019. Early adoption is permitted. The company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This determination is still required to be performed at a jurisdiction-by-jurisdiction basis. This accounting guidance is effective for Imation beginning in the first quarter of 2017, but we have elected to adopt this guidance prospectively as of December 31, 2015.  As a result, we have classified all deferred tax liabilities and assets as non-current in the Consolidated Balance Sheet at December 31, 2015. Amounts on the December 31, 2014 Consolidated Balance Sheet were not retrospectively adjusted.
Note 3 — (Loss) Earnings per Common Share
The following table sets forth the computation of the weighted average basic and diluted loss per share:

	Years Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(194.0)	$(112.4)	$(24.4)
Loss from discontinued operations	—	(2.3)	(20.0)
Net loss	$(194.0)	$(114.7)	$(44.4)
Denominator:
Weighted average number of common shares outstanding during the period	40.1	41.0	40.5
Dilutive effect of stock-based compensation plans	—	—	—
Weighted average number of diluted shares outstanding during the period	40.1	41.0	40.5

Basic loss per common share:
Continuing operations	$(4.84)	$(2.74)	$(0.60)
Discontinued operations	—	(0.06)	(0.49)
Net loss	(4.84)	(2.80)	(1.10)
Diluted loss per common share:
Continuing operations	$(4.84)	$(2.74)	$(0.60)
Discontinued operations	—	(0.06)	(0.49)
Net loss	(4.84)	(2.80)	(1.10)
Anti-dilutive shares excluded from calculation	3.6	4.5	6.1

Note 4 — Acquisitions and Divestitures
Acquisitions
Connected Data, Inc.
On October 14, 2015, the Company acquired 100% of the stock of Connected Data, Inc. (CDI) to augment the Company’s vision in delivering a comprehensive and secure storage, backup and collaboration ecosystem. The purchase price consisted of a cash payment of $0.7 million, issuance of 1,511,151 unregistered shares of Imation common stock valued at $2.6 million (based on applying a 15% liquidity discount to the fair value of our stock) at acquisition date, $2.6 million associated with the repayment of all of CDI's outstanding debt at the time of acquisition and future contingent consideration totaling up to $5 million (considered to have an estimated fair value of $0.8 million at the time of acquisition) for a total purchase price of $6.7 million. The purchase price allocation resulted in goodwill of $3.8 million which is primarily attributable to its workforce, strategic synergies and intangible assets that do not qualify for separate recognition. This goodwill is not deductible for tax purposes.
The following table illustrates our finalized allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of acquisition date:

Amount
(In millions)
Cash	$0.2
Inventory	0.2
Prepaid and other	0.1
Intangible assets	4.3
Goodwill	3.8
Accounts payable	(0.7)
Accrued expenses	(1.1)
Deferred revenue - current	(0.1)
$6.7
Our allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible asset:

		Weighted
		Average
	Amount	Life
	(In millions)
Other - developed technology	$4.3	6 years
Actual results related to CDI included in the Consolidated Statements of Operations for the fiscal year ended December 31, 2015 were not material.
Due to the immateriality of this acquisition, no pro forma disclosures have been presented.
Goodwill acquired in the acquisition of CDI was fully allocated to our Nexsan reporting unit. Upon the acquisition of CDI, we quickly began integrating CDI with our Nexsan business, both operationally and with respect to its management team.
The contingent consideration arrangement includes the potential for three separate payments of cash and unregistered shares of Imation common stock based on defined revenue targets. The first contingent consideration payment is for $0.1 million of cash and 313,538 shares of unregistered Imation common stock. The first contingent payment is based on revenue targets achieved from January 1, 2016 to June 30, 2016. The second contingent consideration payment is for $0.3 million of cash and 574,819 shares of unregistered Imation common stock. The second contingent payment is based on revenue targets achieved from July 1, 2016 to December 31, 2016. The third contingent consideration payment is for $0.3 million of cash and 574,819 shares of unregistered Imation common stock. The third contingent payment is based on revenue targets achieved from January 1, 2017 to June 30, 2017. We used the real option valuation technique for calculating the estimated fair value of contingent consideration with a 15% discount rate.

Discontinued Operations
On February 13, 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. As a part of exiting these disposal groups, we sold the assets directly associated with these businesses, which primarily included inventory, tooling and intangible assets.
Memorex
On October 15, 2013 we completed the sale of the Memorex consumer electronics business for $9.3 million of total consideration consisting of two separate receivables from the purchaser. The first was a $3.8 million note receivable that required a $0.9 million payment in December 2013 with the remainder to be paid by March 31, 2014. We received the required $0.9 million cash payment during the fourth quarter of 2013. The $2.9 million note receivable balance was restructured into four installments with final payment due in 2015. Imation received $1.6 million of note receivable balance in 2014 and the remaining $1.3 million was paid in 2015. The second receivable was for $5.5 million and did not bear interest. This second receivable required payments between 2014 and 2018 in increasing annual increments (ranging from $0.2 million in 2014 to $2.2 million in 2018). Our arrangement for the sale of this business also provided Imation with the ability to receive additional consideration through 2018 to the extent the purchaser’s sales exceed certain thresholds.
On January 4, 2016, the Company sold its Memorex trademark and corresponding trademark licenses. Amounts due to the Company after January 4, 2016 associated with the $5.5 million receivable described above were part of the assets sold in this transaction and were classified as an asset held for sale on our Consolidated Balance Sheet as of December 31, 2015. See Note 18 - Subsequent Events for information on the Memorex trademark sale. The remaining receivable due to Imation from the 2013 sale of the Memorex consumer electronics business is $0.2 million and is classified as an other current asset on our Consolidated Balance Sheet as of December 31, 2015.
The sale of our Memorex consumer electronics business resulted in a net gain of $0.9 million which was recorded as an element of discontinued operations during the year ended December 31, 2013.
XtremeMac
On January 31, 2014 we completed the sale of the XtremeMac business. The sales price consisted of $0.3 million of cash consideration received at closing and an interest-bearing note receivable of $0.3 million due on December 15, 2015. The sales price also included additional future cash consideration originally estimated at $3.0 million and which was based on the proceeds the purchaser was able to achieve from selling the acquired inventory. During 2013, we adjusted downward our estimate of the expected consideration to be received by $1.2 million. Accordingly, we adjusted the carrying value of the XtremeMac disposal group, and recorded a charge of $1.2 million in 2013 which brought our total full-year 2013 impairment charge associated with this disposal group to $6.7 million. We recorded a charge of an additional $1.2 million in 2014 related to the expected consideration, which is included in the loss on sale of discontinued businesses. We have collected the remaining consideration. The impairment charges are recorded as an element of discontinued operations.
Results of Discontinued Operations
The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net revenue	$—	$0.4	$40.7

(Loss) gain on sale of discontinued businesses, net of income taxes	$—	$(1.7)	$0.9
Loss from operations of discontinued businesses, before income taxes	—	(0.6)	(14.2)
Adjustment to carrying value of disposal group	—	—	(6.7)
Income tax benefit	—	—	—
Loss from discontinued businesses, net of income taxes	$—	$(2.3)	$(20.0)
Due to the expected finalization of the wind-down of our legacy business in 2016 as well as the sale of IronKey in 2016, it is expected that a substantial amount of our historical operations will require presentation as discontinued operations in future periods.

Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided in the tables that follow.

	As of December 31,
	2015	2014
	(In millions)
Inventories
Finished goods	$2.4	$51.1
Work in process	0.7	0.7
Raw materials and supplies	7.4	5.9
Total inventories	$10.5	$57.7
Property, Plant and Equipment
Land	$—	$1.2
Buildings and leasehold improvements	4.9	94.7
Machinery and equipment	10.3	88.0
Construction in progress	—	0.1
Total	15.2	184.0
Less accumulated depreciation	(10.6)	(139.0)
Property, plant and equipment, net	$4.6	$45.0
Assets held for sale
Corporate headquarter facility (Note 18)	$11.0	$—
Other facilities	0.2	1.2
Memorex trademark and associated receivables (Note 18)	9.4	—
Total assets held for sale	$20.6	$1.2

During 2015, we classified our corporate headquarters facility as an asset held for sale. The amounts transferred out of property, plant and equipment and accumulated depreciation in 2015, was $125.6 million and $93.5 million, respectively. The carrying value of $32.1 million was subsequently written down to $11.0 million, which is the value of net proceeds received from the property sale that occurred on January 4, 2016 and is reported in assets held for sale on our Consolidated Balance Sheet as of December 31, 2015. See Note 7 - Restructuring and Other Expense for further information on the facility write down and Note 18 - Subsequent Events for further information on the facility sale.

As a result of our restructuring plan to wind down our legacy business, the Company recorded $3.5 million of write downs of property, plant and equipment for the year ended December 31, 2015. Property, plant and equipment and accumulated depreciation in 2015 were adjusted based on fair market value by $24.6 million and $21.1 million, respectively. See Note 7 - Restructuring and Other Expense

Accounts Receivable*
(In millions)
Reserves and Allowances
Balance, as of December 31, 2012	$18.0
Additions	6.6
Write-offs, net of recoveries	(10.1)
Balance, as of December 31, 2013	$14.5
Additions	2.9
Write-offs, net of recoveries	(8.3)
Balance, as of December 31, 2014	$9.1
Additions	9.9
Write-offs, net of recoveries	(10.0)
Balance, as of December 31, 2015	$9.0
*Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and the inability of certain customers to make the required payment.
Other current assets includes $9.9 million of restricted cash as of December 31, 2015. There was no restricted cash in other current assets as of December 31, 2014.
Other current liabilities (included as a separate line item in our Consolidated Balance Sheet) includes the following:

	As of December 31,
	2015	2014
	(In millions)
Rebates payable	$5.5	$26.9
Accrued payroll	6.2	18.4
Deferred Revenue	8.2	8.3
Restructuring accruals (Note 7)	16.9	1.3
Other current liabilities	28.8	43.3
Total other current liabilities	$65.6	$98.2

Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

	Trade Names	Software	Customer Relationships	Developed Technology & Other	Total
	(In millions)
December 31, 2014
Cost	$34.2	$60.1	$20.0	$26.2	$140.5
Accumulated amortization	(14.0)	(55.3)	(3.7)	(9.6)	(82.6)
Intangible assets, net	$20.2	$4.8	$16.3	$16.6	$57.9

December 31, 2015
Cost	$—	$—	$—	$4.3	$4.3
Accumulated amortization	—	—	—	(0.1)	(0.1)
Intangible assets, net	$—	$—	$—	$4.2	$4.2
The following table presents the changes in intangible assets:

	Trade Names	Software	Customer Relationships	Developed Technology & Other	Total
	(In millions)
December 31, 2014	$20.2	$4.8	$16.3	$16.6	$57.9
Acquisition	—	—	—	4.3	4.3
Amortization	(3.8)	(1.7)	(1.6)	(2.7)	(9.8)
Impairment losses	(6.0)	(3.1)	(14.7)	(13.8)	(37.6)
Foreign currency translation	—	—	—	(0.2)	(0.2)
TDK brand transaction (Note 16)	(4.5)	—	—	—	(4.5)
Memorex trademark (Note 18)	(5.9)	—	—	—	(5.9)
December 31, 2015	$—	$—	$—	$4.2	$4.2
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
2015 Intangible Asset Analysis
During the third quarter of 2015, management and the Board of Directors engaged in a detailed strategic and financial assessment of the Company. As a result of this assessment, we significantly revised our previous business strategy by adjusting our product portfolio to a smaller product offering as well as changing our investment philosophy such that the investment in operating expenses will be significantly reduced. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event for impairment testing. This required the assessment of the recoverability of the long-lived assets (including definite-lived intangible assets).
We compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain asset groups exceeded the undiscounted cash flows expected to be generated by the asset group. For those asset groups, we then compared the carrying value of the asset group to its estimated fair value to determine the amount by which our long-lived assets (primarily intangible assets) with the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $37.6 million in the Consolidated Statements of Operations for the period ended September 30, 2015. In Q4 2015 we recorded an intangible asset of $4.3 million related to the CDI acquisition.

In determining the estimated fair value of the asset groups, we used the income approach, a valuation technique under which we estimate future cash flows using the asset group's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 years period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized discount rates of approximately 16% percent and terminal growth rates ranging from zero to 3.0 percent.
As of December 31, 2015, we had an intangible asset balance of $4.2 million related to developed technology.
See Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for more information on intangible assets including our valuation approach and assumptions.

2014 Intangible Asset Analysis
As a part of our annual goodwill impairment test for our Nexsan and IronKey reporting units, we also tested for the impairment of long-lived assets, including intangible assets with the asset groups included in our Nexsan and IronKey reporting units. In performing these tests, we compared the carrying values of these asset groups with their estimated undiscounted future cash flows and determined that the undiscounted cash flows expected to be generated by the asset groups significantly exceeded their carrying values resulting in no impairment. During the first and third quarters of 2014, as noted below under our 2014 goodwill analysis discussion, we performed interim goodwill impairment testing for our Nexsan reporting unit due to lower than anticipated results. We determined these factors to be an event that warranted interim tests as to whether our intangible assets associated with Nexsan were impaired. Based on our impairment analysis performed in the first and third quarters of 2014, we concluded that we did not have an impairment of our intangible assets associated with Nexsan at those times.
Amortization Expense
Amortization expense from continuing operations for intangible assets consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Amortization expense	$9.8	$12.9	$13.2
Based on the intangible assets in service as of December 31, 2015, estimated amortization expenses for each of the next five years ending December 31 is as follows:

	2016	2017	2018	2019	2020
	(In millions)
Amortization expense	$0.7	$0.7	$0.7	$0.7	$0.6

Goodwill
See Note 14 for discussion regarding our changes to reportable segments which occurred in the fourth quarter of 2015. The following table presents the changes in goodwill allocated to our reportable segments:

	Nexsan	IronKey	Storage Media and Accessories	Total
		(In millions)
Balance as of December 31, 2013:
Goodwill	$64.1	$32.9	$152.3	$249.3
Accumulated impairment losses	—	(24.9)	(152.3)	(177.2)
	64.1	8.0	—	72.1

Goodwill impairment	(35.4)		—	(35.4)
Foreign currency translation	(0.6)		—	(0.6)
Balance as of December 31, 2014:
Goodwill	63.5	32.9	152.3	248.7
Accumulated impairment losses	(35.4)	(24.9)	(152.3)	(212.6)
	28.1	8.0	—	36.1

Goodwill from acquisition of Connected Data, Inc.	3.8		—	3.8
Goodwill impairment	(28.1)	(8.0)	—	(36.1)
Foreign currency translation		—	—	—
Balance as of December 31, 2015:
Goodwill	67.3	32.9	152.3	252.5
Accumulated impairment losses	(63.5)	(32.9)	(152.3)	(248.7)
	$3.8	$—	$—	$3.8
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. Goodwill acquired in the acquisition of CDI was fully allocated to the Nexsan reporting unit. Upon the acquisition of CDI, we began quickly integrating CDI with our Nexsan business, both operationally and with respect to its management team.
2015 Goodwill Analysis
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing. During the third quarter of 2015, management and the Board of Directors engaged in an assessment of the Nexsan and IronKey businesses of the Company. As a result of this assessment, we significantly revised our previous business strategy by adjusting our product portfolio to a smaller product offering as well as changing our investment philosophy associated with these businesses such that the investment in operating expenses will be significantly reduced. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event requiring us to review our goodwill related to our Nexsan and IronKey reporting units for impairment.
In determining the estimated fair value of these reporting units, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized discount rates of approximately 16.0 percent and terminal growth rates ranging from zero to 3.0 percent.

As a result of this assessment, it was determined that the carrying values of our Nexsan and IronKey reporting units exceeded their estimated fair values. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with each of these reporting units to the carrying value of the goodwill associated with each of these reporting units. Based on this analysis, the carrying values of the goodwill associated with Nexsan exceeded its implied value by $28.1 million and the carrying values of the goodwill associated with IronKey exceeded its implied value by $8.0 million. Consequently, we recorded an impairment charge of 36.1 million in the Consolidated Statements of Operations for the year ended December 31, 2015.
See Note 2 - Summary of Significant Accounting Policies and Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements as well as Critical Accounting Policies and Estimates for further background and information on goodwill impairments.
2014 Goodwill Analysis
During the first and then again in the third quarter of 2014, we adjusted our internal forecast for our Nexsan reporting unit due to lower than anticipated results. We considered these factors to be an event that warranted an interim test as to whether goodwill was impaired in each of these periods. The first quarter test resulted in no impairment of goodwill as the estimated fair value of the reporting unit exceeded its carrying value. In performing Step 1 of the third quarter test, it was determined that the carrying value of our Nexsan reporting unit exceeded its estimated fair value. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with Nexsan to the carrying value of such goodwill. Based on this analysis, the carrying value of the Nexsan goodwill exceeded its implied value by $35.4 million and, consequently, we recorded an impairment charge of that amount in the Consolidated Statements of Operations.
In determining the estimated fair value of the reporting unit, we used the income approach, a valuation technique under which we estimate future cash flows using the reporting unit's financial forecasts. Our expected cash flows are affected by various significant assumptions, including the discount rate, revenue, gross margin and EBITA (earnings before interest, taxes and amortization) expectations and the terminal value growth rate. Our analysis utilized discounted forecasted cash flows over a 10 year period with an estimation of residual growth rates thereafter. We use our business plans and projections as the basis for expected future cash flows. The assumptions included utilized a discount rate of 16.5 percent and a terminal growth rate of 3.0 percent. Because our Nexsan reporting unit had not been able to achieve its anticipated results, we increased our discount rate by 2.0 percent over the estimated market discount rate of 14.5 percent.
During the fourth quarter of 2014, we performed our annual impairment testing of goodwill for our Nexsan and IronKey reporting units. In performing Step 1 of these tests, we compared the estimated fair value of these reporting units to the carrying value. These impairment tests resulted in no fourth quarter impairment as the estimated fair value of each reporting unit exceeded the carrying value for the Nexsan and IronKey reporting units, respectively.
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
Restructuring Plan
On September 27, 2015, the Company adopted a restructuring plan pursuant to which it wind down all sales and operations of its legacy business in an accelerated manner and further reduce and rationalize its corporate overhead (the Restructuring Plan).

The Company entered into the Restructuring Plan as a result of continued losses due to secular declines in its legacy business and to reduce the cost structure and streamline the organization in light of these changes. The Company expects that it will incur approximately $120 million in total charges for the Restructuring Plan excluding tax impact and approximately $35 million of the total charges will require cash expenditures. The Company expects that the Restructuring Plan and associated wind down of its legacy business will be substantially complete during the first quarter of 2016.
In October 2012, the Board of Directors approved our Global Process Improvement (GPI) Program in order to realign our business structure and significantly reduce operating expense over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The GPI restructuring program is closed and 2015 charges (beginning with the third quarter of 2015) and future related charges will be reported as part of the Restructuring Plan discussed above.
Restructuring and Other Expense
The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Restructuring
Severance and related	$24.5	$3.9	$2.1
Lease termination costs	1.5	0.3	0.7
Other	2.6	1.2	2.4
Total restructuring	$28.6	$5.4	$5.2
Other
Settlement of UK pension plan (Note 9)	—	0.5	10.6
Gain on sale of fixed assets held for sale	—	—	(9.8)
Acquisition and integration related costs	0.5	—	2.8
Pension settlement/curtailment (Note 9)	(0.8)	0.2	2.1
Asset disposals / write down	24.6	1.8	—
Other	(5.0)	5.7	0.4
Total	$47.9	$13.6	$11.3
Restructuring Expense
During the year ended December 31, 2015 we recorded $28.6 million of total restructuring charges for which $24.5 million relates to severance almost exclusively associated with our Restructuring Plan. Total restructuring charges of $5.4 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively, were related to the GPI program.
Other Expense
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
During the year ended December 31, 2015, we had $0.5 million of acquisition and integration related costs related to the acquisition of Connected Data, Inc.
During the year ended December 31, 2015 we recorded $24.6 million of charges associated with asset disposals / asset write downs for which $21.0 million relates to the write down of our corporate headquarters facility and $3.6 million relates to other miscellaneous asset disposals and write downs caused by our restructuring efforts. During 2015, based on the Board of Director's and management's decision to sell tour corporate headquarters facility in light of the other restructuring activities that were approved in September 2015, we classified our corporate headquarters facility as an asset held for sale. The carrying value of our corporate headquarters facility of $32.1 million was subsequently written down to $11.0 million which is the value of net proceeds received from the property sale that occurred on January 4, 2016.

The $5.0 million of gain in other includes a $9.1 million gain on the termination of the TDK license, a $4.5 million gain on the sale of our RDX Storage product line. These gains were partially offset by certain employee costs, consulting fees for external and related parties directly associated with our restructuring efforts, the US pension cost and others. See Note 16 - Related Party Transactions for further information on the TDK transaction and related party consulting fees. See Note 12 - Fair Value Measurements for further information on the RDX transaction.
During the year ended December 31, 2014 we had $1.8 million of asset disposals / asset write downs for which $1.0 million relates to the write down of our Weatherford, Oklahoma facility and $0.8 million relates to miscellaneous asset disposals.
During the year ended December 31, 2014, we had $5.7 million of other expenses which includes certain employee costs and consulting fees directly associated with our restructuring efforts.
During the year ended December 31, 2013, a gain of $9.8 million was recorded related to the sale of our Camarillo, California manufacturing facility.
Restructuring Accruals
Activity related to the new and existing restructuring accruals was as follows:

	Severance and Related	Lease Termination Costs	Other	Total
	(In millions)
Accrued balance at December 31, 2013	$2.2	$0.4	$0.8	$3.4
Charges	3.7	0.1	0.6	4.4
Usage	(5.1)	(0.2)	(1.4)	(6.7)
Currency impacts	—	—	0.2	0.2
Accrued balance at December 31, 2014	$0.8	$0.3	$0.2	$1.3
Charges	24.5	1.5	2.6	28.6
Usage	(11.1)	(0.6)	(1.3)	(13.0)
Currency impacts	—	—	—	—
Accrued balance at December 31, 2015	$14.2	$1.2	$1.5	$16.9
Cost of Goods Sold
In addition to the restructuring charges recorded in restructuring in other, we recorded inventory write-offs of $9.7 million, $4.6 million, and $2.7 million related to the rationalization of certain product lines for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in cost of goods sold in our Consolidated Statement of Operations.
Note 8 — Stock-Based Compensation
Stock compensation consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Stock compensation expense	$1.7	$5.3	$6.3
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
No further shares are available for grant under the Directors Plan, the 2000 Incentive Plan, the 2005 Incentive Plan or the 2008 Incentive Plan. Stock-based compensation awards issued under these plans generally have terms of ten years and, for employees, vest over a four-year period. Awards issued to directors under these plans become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company's stock on the date of grant. As of December 31, 2015, there were 2,135,693 stock-based compensation awards outstanding that were issued under these plans and consist of stock options and restricted stock.
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
As of December 31, 2015 we had 3,578,304 of stock-based compensation awards consisting of stock options and restricted stock outstanding under the 2011 Incentive Plan. As of December 31, 2015 there were 125,649 shares available for grant under our 2011 Incentive Plan.
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
The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31:

	2015	2014	2013
Volatility	41%	46%	43%
Risk-free interest rate	1.84%	1.93%	1.05%
Expected life (months)	72	73	72
Dividend yield	—%	—%	—%

The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(millions)
Outstanding December 31, 2012	5,818,472	$16.57	5.9	$—
Granted	1,034,406	3.85
Exercised	—	—
Canceled	(1,069,192)	25.22
Forfeited	(412,148)	7.13
Outstanding December 31, 2013	5,371,538	$13.11	6.1	$0.8
Granted	61,275	3.72
Exercised	(87,569)	3.97
Canceled	(881,069)	19.05
Forfeited	(566,189)	4.14
Outstanding December 31, 2014	3,897,986	$13.07	4.8	$—
Granted	1,314,547	1.45
Exercised	(20,000)	3.84
Canceled	(574,368)	19.68
Forfeited	(66,944)	6.16
Outstanding December 31, 2015	4,551,221	$9.02	4.4	$—
Of the options granted during the year ended December 31, 2015 and 2014, 24,547 and 61,275, respectively, were performance-based options that vest based on the Company's performance against Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) targets for the subsequent three year period.
The aggregate intrinsic value of all outstanding stock options was less than $0.1 million, less than $0.1 million and $0.8 million as of December 31, 2015, 2014 and 2013, respectively. The intrinsic value of options exercised during 2015 and 2014 was less than $0.1 million. The weighted average grant date fair value of options granted during the years 2015, 2014 and 2013 was $0.60, $1.72 and $1.61, respectively.
The following table summarizes exercisable options and options expected to vest as of December 31, 2015:

	Exercisable Options			Options Expected to Vest
		Weighted Average Remaining	Weighted Average		Weighted Average Remaining	Weighted Average
Range of Exercise	Stock	Contractual	Exercise	Stock	Contractual	Exercise
Prices	Options	Life (Years)	Price	Options	Life (Years)	Price
$3.48 to $6.16	833,362	3.8	$5.18	1,158,188	8.2	$1.73
$6.17 to $9.64	422,603	2.3	8.62	—	0.0	—
$9.65 to $19.20	1,244,009	2.5	10.05	—	0.0	—
$19.21 to $23.95	7,500	1.0	20.31	—	0.0	—
$23.96 to $28.70	342,612	1.3	24.61	—	0.0	—
$28.71 to $39.38	152,170	0.8	37.25	—	0.0	—
$39.39 to $41.75	93,985	0.3	41.61	—	0.0	—
$41.76 to $46.97	—	0.0	—	—	0.0	—
$3.48 to $46.97	3,096,241	2.5	$12.47	1,158,188	8.2	$1.73
Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $1.4 million and $2.7 million, respectively. This expense would result in related tax benefits of $0.1 million, $0.5 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance, and due to the valuation allowance, we did not recognize the related tax benefits in 2015, 2014 or 2013. As of December 31, 2015 there was $0.7 million of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 2.8 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2015, 2014 or 2013.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2012	1,025,804	$7.12
Granted	837,443	3.75
Vested	(561,099)	6.99
Forfeited	(109,827)	6.59
Nonvested as of December 31, 2013	1,192,321	$4.87
Granted	1,229,249	3.65
Vested	(734,533)	5.19
Forfeited	(338,120)	3.95
Nonvested as of December 31, 2014	1,348,917	$3.81
Granted	1,724,518	2.89
Vested	(868,985)	3.90
Forfeited	(1,041,674)	3.85
Nonvested as of December 31, 2015	1,162,776	$2.34
Effective May 22, 2015, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements and certain incentive award agreements with its executives as a result of the election of three new directors to the Company’s Board of Directors by shareholders at the shareholder meeting on May 20, 2015 (the "May 2015 Change of Control Event"). Upon a change of control, under the terms of the agreements with these executives, the performance-based restricted shares are converted into a right to receive cash, and a portion of such awards vest immediately and are settled in cash. As a result, 225,347 restricted shares covered by such at the time of the May 2015 Change of Control Event vested immediately, and a cash payment of $1.0 million was made to settle such awards. The only situation in which such shares would have been settled in cash was pursuant to a change of control. Additionally, 866,820 restricted shares that were subject to vesting in the future were forfeited and were recorded as treasury shares.
Of the restricted stock granted during the year ended December 31, 2015 and 2014, 1,264,661 and 914,768, respectively, were performance-based restricted stock that vest based on various performance metrics such as revenue, EBITDA and liquidity.
The total fair value of shares that vested during the years 2015, 2014 and 2013 was $3.4 million, $3.8 million and $3.9 million, respectively.
Total stock-based compensation expense associated with restricted stock relating to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $3.9 million and $3.6 million, respectively. This expense would result in related tax benefits of $0.5 million, $1.5 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance and due to the valuation allowance, we did not recognize the related tax benefit in 2015, 2014 and 2013. As of December 31, 2015 there was $1.6 million of total unrecognized compensation expense related to outstanding restricted stock. That expense is expected to be recognized over a weighted average period of 3.6 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2015, 2014 or 2013.
Stock Appreciation Rights (SARs)
The following table summarizes our stock appreciation rights activity:

Stock Appreciation Rights
Outstanding as of December 31, 2012	—
Granted	3,108,128
Canceled	(89,286)
Outstanding as of December 31, 2013	3,018,842
Granted	659,473
Canceled	(703,383)
Outstanding as of December 31, 2014	2,974,932
Granted	2,725,330
Canceled	(1,905,328)
Outstanding as of December 31, 2015	3,794,934
During the years ended December 31, 2015 and 2014, we granted 2.7 million and 0.7 million SARs under the 2011 Incentive Plan to certain employees associated with our Nexsan and IronKey operations. These awards were issued to incentivize employees to grow revenues. These awards expire on December 31, 2017 and only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, under the terms of the 2015 SARs, any cash payments to an individual under a 2015 vested SAR would reduce any cash payment received under any earlier SAR grant pertaining to that individual, if an when such earlier SAR vests. For the stock price condition, based on the terms of the awards, 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $8 per share or more by December 31, 2017 and the remaining 50 percent of the SARs could vest if the 30-day average Imation stock price reaches $12 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of Nexsan or IronKey (depending on the award) must reach certain specified stretch targets by December 31, 2017. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to the stock priced at the date of grant. As of December 31, 2015 and 2014 we have not recorded any compensation expense associated with these SARs based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
We have various non-contributory defined benefit pension plans covering United States employees employed prior to January 1, 2010 and certain employees outside the United States, primarily in Germany and Japan. Total pension expense was $0.5 million, $0.2 million and $2.6 million in 2015, 2014 and 2013, respectively. The measurement date of our pension plans is December 31st. During the twelve months ended December 31, 2015 we contributed $1.2 million to our worldwide pension plans. We presently anticipate contributing between $1 million and $2 million to fund our worldwide pension plans in 2016. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
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

For the U.S. plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant's account equal to six percent of that participant's eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credit contributions were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits were made to a participant’s account balance after December 31, 2010. A monthly interest credit is made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 3.04 percent for 2015. In accordance with the annual update process, the interest credit rate will be 3.03 percent for 2016.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2015, 2014 and 2013 exceeded the service and interest costs associated with those years. As a result, a partial settlement event occurred in those years and, accordingly, we recognized a settlement loss of $1.7 million, $1.1 million and $2.1 million during 2015, 2014 and 2013, respectively. These settlement losses are included in restructuring and other in our Consolidated Statements of Operations.
The U.S. pension plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option.
During the year ended December 31, 2015, the Company recorded a pension curtailment gain of $1.5 million related to its pension plan in Japan. The pension plan in Japan was terminated as of December 31, 2015 and due to this termination, all assets associated with the plan which remain after paying out all benefits were classified as a current asset on the Consolidated Balance Sheet as of December 31, 2015, as the assets will be remitted back to the Company in 2016.
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

The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit pension plans were as follows:

	United States		International
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$78.8	$78.5	$33.2	$31.4
Service cost	—	—	0.2	0.3
Interest cost	3.0	3.3	0.5	0.9
Actuarial (gain) loss	(0.8)	4.4	(2.7)	6.5
Benefits paid	(2.2)	(1.8)	(4.9)	(1.6)
Settlement payments	(6.0)	(5.6)	—	—
Curtailments	—	—	(0.6)	—
Foreign exchange rate changes	—	—	(2.9)	(4.3)
Projected benefit obligation, end of year	$72.8	$78.8	$22.8	$33.2
Change in plan assets
Fair value of plan assets, beginning of year	$67.5	$71.0	$23.6	$26.1
Actual return on plan assets	(0.8)	2.5	1.1	1.6
Foreign exchange rate changes	—	—	(1.8)	(3.2)
Company contributions	0.6	1.4	0.6	0.7
Benefits paid	(2.2)	(1.8)	(4.9)	(1.6)
Settlement payments	(6.0)	(5.6)	—	—
Fair value of plan assets, end of year	59.1	67.5	18.6	23.6
Funded status of the plan, end of year	$(13.7)	$(11.3)	$(4.2)	$(9.6)
Amounts recognized in our Consolidated Balance Sheets consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(In millions)
Current assets	$—	$—	$2.8	$—
Noncurrent assets	—	—	—	1.6
Noncurrent liabilities	(13.7)	(11.3)	(7.0)	(11.2)
Accumulated other comprehensive loss — pre-tax	20.3	19.0	7.3	10.4
Pre-tax amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(In millions)
Net actuarial loss	$20.3	$19.0	$7.3	$12.1
Prior service credit	—	—	—	(2.2)
Transition asset obligation	—	—	—	0.5
Total	$20.3	$19.0	$7.3	$10.4

The following table includes information for pension plans with an accumulated benefit obligation in excess of plan assets. The balances presented as of December 31, 2015 and 2014 exclude our Japan plan which had plan assets in excess of accumulated benefit obligation for both years.

	United States		International
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(In millions)
Projected benefit obligation, end of year	$72.8	$78.8	$22.8	$28.7
Accumulated benefit obligation, end of year	72.8	78.8	22.8	28.7
Plan assets at fair value, end of year	59.1	67.5	15.8	17.6
Components of net periodic pension cost included the following:

	United States			International
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	(In millions)
Service cost	$—	$—	$—	$0.2	$0.3	$0.5
Interest cost	3.0	3.3	3.3	0.5	0.9	2.0
Expected return on plan assets	(4.1)	(4.8)	(5.1)	(0.7)	(0.8)	(2.5)
Amortization of net actuarial loss	1.2	1.1	1.9	0.3	0.2	0.5
Amortization of prior service credit	—	—	—	(0.2)	(0.3)	(0.4)
Amortization of transition obligation	—	—	—	0.1	0.1	0.3
Net periodic pension cost (credit)	0.1	(0.4)	0.1	0.2	0.4	0.4
Settlements and curtailments	1.7	1.1	2.1	(1.5)	(0.9)	—
Total pension cost	$1.8	$0.7	$2.2	$(1.3)	$(0.5)	$0.4

Total pension cost for each of our international plans individually ranged from less than $0.1 million to $0.3 million in 2015, $0.1 million to $0.4 million in 2014 and $0.1 million to $0.5 million in 2013. Total pension credit ranged from less than $0.1 million to $1.5 million during each of 2015, 2014 and 2013.
The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2016 are a $1.4 million loss, $0.2 million credit and $0.1 million obligation, respectively.
Assumptions used to determine benefit obligations were as follows (international assumptions are a weighted average of all of our international plans):

	United States		International
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Discount rate	4.25%	4.00%	2.40%	1.89%
Rate of compensation increase	—%	—%	3.00%	2.92%
Assumptions used to determine net periodic benefit costs were as follows (international assumptions are a weighted average of all of our international plans):

	United States			International
	As of December 31,			As of December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	4.25%	4.00%	1.90%	3.27%	2.70%
Expected return on plan assets	6.50%	7.75%	7.75%	3.49%	3.35%	4.53%
Rate of compensation increase	—%	—%	—%	2.00%	2.86%	2.00%

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
The mortality table for the U.S. plan used the "RP 2014 Mortality Tables" for December 31, 2015.
The plans' asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Short-term investments	—%	1%	1%	1%
Fixed income securities	54%	23%	14%	24%
Equity securities	45%	57%	—%	—%
Absolute return strategy equity funds	1%	19%	—%	—%
Insurance contracts	—%	—%	85%	75%
Total	100%	100%	100%	100%
For the U.S. plan, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 20 to 50 percent, fixed income securities at 45 to 75 percent and other investments at 0 to 5 percent. Other investments include short-term investments and absolute return strategy funds which are investments designed to achieve a certain return. Management reviews our U.S. investment policy for the plan at least annually. Outside the U.S., the investment objectives are similar to the U.S., subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.
As of December 31, 2015, the following reflects estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)
2016	$15.9	$0.9
2017	4.2	1.0
2018	4.3	1.0
2019	4.4	1.0
2020	5.1	1.0
2021-2025	22.7	5.4
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
These methods may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different value measurement. Investments, in general, are subject to various risks, including credit, interest and overall market volatility risks. There were no transfers into or out of Level 1 or Level 2 during the years ended December 31, 2015 or December 31, 2014.
The fair value of the plan assets by asset category were as follows:

United States	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Mutual Funds
Equity securities
Large-cap growth funds	10.2	—	10.2	—
International growth fund	7.5	4.6	2.9	—
Fixed income securities	0.8	0.8	—	—
Absolute return strategy funds	0.7	—	0.7	—
Common stocks	3.2	3.2	—	—
Commingled trust funds	36.7	—	36.7	—
Total	$59.1	$8.6	$50.5	$—

International	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.1	$—	$0.1	$—
Commingled trust funds	2.7	—	2.7	—
Insurance contracts	15.8	—	15.8	—
Total	$18.6	$—	$18.6	$—

United States	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$0.4	$0.4	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds	14.6	—	14.6	—
International growth fund	10.8	7.3	3.5	—
Fixed income securities	15.5	15.5	—	—
Absolute return strategy funds	13.2	—	13.2	—
Common stocks	7.3	7.3	—	—
Commingled trust funds	5.7	—	5.7	—
Total	$67.5	$30.5	$37.0	$—

International	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.3	$—	$0.3	$—
Mutual Funds
Fixed income securities	5.7	—	5.7	—
Insurance contracts	17.6	—	17.6	—
Total	$23.6	$—	$23.6	$—
Employee Retirement Savings Plans
Effective January 1, 2011, our matching formula under our 401(k) retirement plan is 100 percent of employee contributions up to the first five percent of eligible compensation. We used shares of treasury stock to match employee 401(k) contributions for 2014 and 2013. Starting on January 1, 2015, we matched contributions in cash. Total expense related to 401(k) cash contributions was $1.4 million in 2015. Total expense related to the use of shares of treasury stock to match employee 401(k) contributions was $1.8 million and $1.7 million in 2014 and 2013, respectively. Starting on January 1, 2016, the Company will no longer make 401(k) matching contributions to the 401(k) retirement plan.

We also sponsor a variable compensation program in which we may, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon total Company performance. We use shares of treasury stock for this contribution. A contribution of $0.9 million was made under the variable compensation program during the year ended December 31, 2015 for 2014. A contribution of $0.4 million was made under the variable contribution program during the year ended December 31, 2014 for 2013. No contribution was made under the variable compensation program during the year ended December 31, 2013 for 2012. Starting on January 1, 2016, the Company will no longer make variable compensation contributions to employees' 401(k) retirement accounts.
Note 10 — Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
U.S.	$(147.6)	$(95.3)	$(25.2)
International	(33.9)	(14.0)	2.2
Total	$(181.5)	$(109.3)	$(23.0)
The components of the income tax provision from continuing operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Current
Federal	$0.1	$0.5	$(0.7)
State	(0.4)	(0.5)	—
International	0.5	(0.1)	5.9
Deferred
Federal	(0.3)	1.7	—
State	—	—	—
International	12.6	1.5	(3.8)
Total	$12.5	$3.1	$1.4
The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Tax at statutory U.S. tax rate	$(63.5)	$(38.3)	$(8.1)
State income taxes, net of federal benefit	(4.6)	(3.2)	(0.2)
Net effect of international operations	6.6	1.1	3.1
Settlement of UK pension plan	—	—	(2.3)
Valuation allowances	66.2	22.9	(3.2)
Tax on unremitted earnings of foreign subsidiaries	(6.3)	15.9	—
U.S. tax on foreign earnings	1.1	4.7	6.2
Stock-based compensation	1.2	2.1	3.1
Uncertain tax positions	(0.3)	(1.2)	2.2
Goodwill impairment	10.8	10.7	—
Capital losses	—	(11.4)	—
Other	1.3	(0.2)	0.6
Income tax provision	$12.5	$3.1	$1.4
Our 2015 tax provision of $12.5 million was significantly impacted by tax expense related to the recording of $12.6 million of valuation allowances on deferred tax assets associated with operations outside the United States.
Our 2014 tax provision of $3.1 million primarily represents tax expense related to operations outside the United States and tax expense recorded for the liability on unremitted foreign earnings of $1.7 million.
In 2015, 2014 and 2013 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $1.9 million, $4.7 million and $4.6 million, respectively.
Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2015	2014
	(In millions)
Accounts receivable allowances	$2.1	$1.6
Inventories	4.0	7.6
Compensation and employee benefits	5.6	6.6
Tax credit carryforwards	30.0	33.9
Net operating loss carryforwards	205.7	149.4
Accrued liabilities and other reserves	3.9	7.0
Pension	7.7	9.0
Property, plant and equipment	9.7	10.2
Intangible assets, net	49.2	49.6
Capital losses	14.1	11.5
Other, net	1.5	0.7
Total deferred tax assets	333.5	287.1
Valuation allowance	(325.3)	(262.4)
Net deferred tax assets	8.2	24.7
Unremitted earnings of foreign subsidiaries	(9.4)	(15.7)
Total deferred tax liabilities	(9.4)	(15.7)
Net deferred tax assets (liabilities)	$(1.2)	$9.0
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
We maintain a valuation allowance related to our U.S. deferred tax assets and the majority of our foreign deferred tax assets. The valuation allowance was $325.3 million and $262.4 million as of December 31, 2015 and 2014, respectively. The valuation allowance change in 2015 compared to 2014 was due primarily to operating losses and the recording of valuation allowances on deferred tax assets from operations outside the United States. In the third and fourth quarters of 2015, the Company initiated actions to wind down operations of the Company's legacy Storage Media and Accessories segment. The Company determined that it is no longer more likely than not that the foreign entities will be able to utilize their deferred tax assets. The valuation allowance change in 2014 compared to 2013 was primarily due to operating losses.
In November 2015, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This determination is still required to be performed at a jurisdiction-by-jurisdiction basis. This accounting guidance is effective for Imation beginning in the first quarter of 2017, but we have elected to adopt this guidance prospectively as of December 31, 2015. As a result, we have classified all deferred tax liabilities and assets as non-current in the Consolidated Balance Sheet at December 31, 2015. Amounts on the December 31, 2014 Consolidated Balance Sheet were not retrospectively adjusted. The table below shows the components of our deferred tax balances as they are recorded on our Consolidated Balance Sheets:

	As of December 31
	2015	2014
	(In millions)
Deferred tax asset - current	—	3.2
Deferred tax asset - non-current	—	8.1
Deferred tax liability - current	—	—
Deferred tax liability - non-current	(1.2)	(2.3)
Total	$(1.2)	$9.0
Federal net operating loss carryforwards totaling $467.1 million will begin expiring in 2026. This figure includes $27.9 million of federal net operating loss carryforwards, subject to Internal Revenue Code section 382. We have state income tax loss carryforwards of $459.2 million, $1.1 million of which will expire between 2016 and 2018 and the remaining will expire at various dates up to 2035. We have U.S. and foreign tax credit carryforwards of $30.0 million, $5.3 million of which will expire between 2016 and 2018, $22.3 million of which will expire between 2019 and 2032 and $2.4 million may be carried forward indefinitely. Federal capital losses of $36.7 million will expire between 2018 and 2020. Of the aggregate foreign net operating loss carryforwards totaling $76.9 million, $0.5 million will expire between 2016 and 2018, $33.1 million will expire at various dates up to 2025 and $43.3 million may be carried forward indefinitely.
During the fourth quarter of 2014, the Company changed its assertion related to the permanent reinvestment of foreign unremitted earnings due to its reassessment of possible future cash needs associated with the continued execution of its strategic transformation. Accordingly, the permanent reinvestment assertion of foreign unremitted earnings was removed and a deferred tax liability was recorded for the estimated impact of future repatriation of the unremitted foreign earnings. The deferred tax liability as of December 31, 2015 is $9.4 million. Net operating losses fully offset $8.2 million of this liability, and the remaining $1.2 million liability is related to foreign tax withholding, assuming such repatriation were to occur.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In Millions)
Beginning Balance	$2.1	$5.3	$4.4
Additions:
Additions for tax positions of current years	0.3	0.3	0.3
Additions for tax positions of prior years	—	0.1	1.1
Reductions:
Reductions for tax positions of prior years	—	(1.9)	(0.4)
Settlements with taxing authorities	—	(1.3)	—
Reductions due to lapse of statute of limitations	(0.7)	(0.4)	(0.1)
Total	1.7	2.1	5.3
The total amount of unrecognized tax benefits, which excludes accrued interest and penalties described below, as of December 31, 2015 was $1.7 million. If the unrecognized tax benefits remaining at December 31, 2015 were recognized in our consolidated financial statements, $1.5 million would ultimately affect income tax expense and our related effective tax rate.
It is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease significantly during the next twelve months; however, it is not possible to reasonably estimate the effect on the unrecognized tax benefit at this time.

Interest and penalties recorded for uncertain tax positions are included in our income tax provision. During the years ended December 31, 2015, 2014 and 2013, we recognized approximately $0.1 million benefit, $0.4 million expense and $0.8 million expense, respectively, in interest and penalties. We had approximately $0.1 million, $0.2 million and $1.1 million accrued, excluding the tax benefit of deductible interest, for the payment of interest and penalties at December 31, 2015, 2014 and 2013, respectively. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our federal income tax returns for 2012 through 2014 are subject to examination by the Internal Revenue Service (IRS). We currently have foreign tax audits underway in various jurisdictions. Based on available information, the uncertain tax position associated with these foreign audits have been assessed and included in our income tax provision. For state and foreign tax purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2009.
Note 11 — Debt
2015 Debt
As of December 31, 2015, we had short-term borrowings of $0.2 million on credit lines. The decrease in outstanding debt from December 31, 2014 is due to the termination of the Company's credit agreements with various banks in the United States, Europe and Japan.
On October 30, 2015, the Company terminated its Japan Credit Agreement entered into on July 16, 2013. At the time of termination, the Company paid down its short-term borrowings of $7.6 million. Additionally, capitalized costs for the credit facility of $0.1 million were charged to interest expense. The Company incurred an early termination penalty less than $0.1 million in connection with the termination.
On November 25, 2015, the Company terminated its Amended Credit Agreement entered into on May 18, 2012. At the time of termination, the Company paid down its short-term borrowings of $10.4 million. Additionally, capitalized costs for the credit facility of $1.1 million were charged to interest expense. No early termination penalty was incurred by the Company in connection with the termination.
2014 Debt
As of December 31, 2014, we had short-term borrowings of $18.9 million. The borrowings in 2014 were primarily from our credit agreements with various banks in the United States, Europe, and Japan.
As of December 31, 2014 we had a 600 million Japanese Yen, or approximately $5.0 million overdraft line of credit available in Japan. As of December 31, 2014, we had outstanding borrowings under this overdraft line of 300 million Japanese Yen or approximately $2.5 million.
Other outstanding borrowings on lines of credit lines were $0.5 million for December 31, 2014.
Interest Expense
Our interest expense, which includes letter of credit fees, facility fees, commitment fees, amortization of debt issuance costs and write-offs of debt issuance costs, for 2015, 2014 and 2013 was $3.3 million, $2.6 million and $2.5 million, respectively. Cash paid for interest for 2015, 2014 and 2013, relating to both continuing and discontinued operations, was $1.2 million, $1.8 million and $1.7 million, respectively.
During 2015 and 2014 we did not capitalize any debt issuance costs. We did not have any capitalized debt costs on our Consolidated Balance Sheet as of December 31, 2015. In prior years, capitalized debt issue costs are recorded to Other assets in our Consolidated Balance Sheets and are being amortized over the term of the credit agreements.

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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 6 - Intangible Assets and Goodwill and Note 7 - Restructuring and Other Expense, during 2015 and 2014, we recorded impairment charges associated with goodwill, intangible assets or property, plant and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value. Additionally, as discussed in Note 4 - Acquisitions, the Company acquired Connected Data, Inc. during 2015 and recorded the acquired assets and liabilities, including goodwill, intangible assets and property, plant and equipment at their estimated fair value. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, derivative instruments and our contingent consideration obligations associated with the acquisition of CDI.
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis for year ended December 31, 2015:

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Assets:
Trading securities	$1.0	$1.0	$—	$—
Warrants	0.4	—	—	0.4
Liabilities:
Contingent consideration associated with CDI acquisition	0.8	—	0.8	—
There was no activity to report for the year ended December 31, 2014.
Trading Securities
On August 13, 2015 the Company entered into an agreement to sell its RDX™ Storage product line, including $1.5 million of associated inventory, to Sphere 3D for approximately 1.5 million shares of Sphere 3D common stock and a warrant exercisable into up to an additional 250,000 shares (at a $0.01 exercise price per share) of Sphere 3D common stock. The Company recognized a gain of $4.5 million within "Restructuring and other" upon the closing of this transaction. For the year ended December 31, 2015 the Company recorded a $0.5 million loss on the value Sphere 3D shares held. The loss was recorded in other (income) expense in the Consolidated Statement of Operations as the investments are classified as trading securities under applicable accounting criteria. The Company sold 1.2 million shares of Sphere 3D common stock during the fourth quarter of 2015 for $2.7 million in proceeds. The estimated fair value of the remaining shares held is $0.5 million and is included in other current assets in our Consolidated Balance Sheet as of December 31, 2015.

The estimated fair value of the warrants exercisable into shares of Sphere 3D stock was $0.4 million as of December 31, 2015 and is included in other current assets. On February 22, 2016 the Company exercised the aforementioned warrant into 250,000 shares of Sphere 3D common stock.
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
Cash Flow Hedges. We attempt to substantially mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in the currency exchange rates through the use of option, forward and combination option contracts. The degree of our hedging can fluctuate based on management judgment and forecasted projections. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedged items. This process includes linking all derivatives to forecasted transactions. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the cash flows of hedged items. We did not have any contracts outstanding as of December 31, 2015. At December 31, 2014, our contracts had durations of 12 months or less. The fair value of the 2014 contracts is recorded in other current assets and other current liabilities on our Consolidated Balance Sheets.
Gains and losses related to cash flow hedges are deferred in accumulated other comprehensive loss with a corresponding asset or liability. When the hedged transaction occurs, the gains and losses in accumulated other comprehensive loss are reclassified into our Consolidated Statements of Operations in the same line as the item being hedged. If at any time it is determined that a derivative is ineffective, we discontinue hedge accounting prospectively, with the ineffective portion of a derivative's change in fair value being recognized in current period operations. During the year ended December 31, 2015, we deemed certain cash flow hedges as ineffective due to the wind down of our legacy business. As such, we discontinued hedge accounting and recorded a gain of $1.7 million to other expense in our Consolidated Statement of Operations for the year ended December 31, 2015.
The following table sets forth our cash flow hedges which are measured at fair value on a recurring basis.

	December 31, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(In millions)
Derivative assets
Foreign currency option contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	7.3	—
Derivative liabilities
Foreign currency option contracts	—	—	—	—	—	—
Foreign currency forward contracts	—	—	—	—	—	—
Total	$—	$—	$—	$—	$7.3	$—
Other Derivative Instruments. We used foreign currency forward contracts to manage the foreign currency exposure related to our monetary assets and liabilities denominated in foreign currencies. We record the estimated fair value of these forward contracts within other current assets or other current liabilities on our Consolidated Balance Sheets and because we do not receive hedge accounting for these derivatives, changes in their value are recognized every reporting period in our Consolidated Statements of Operations.
For 2015, 2014 and 2013 we recorded foreign currency gains of $0.9 million, losses of $2.2 million, and gains of $0.5 million, respectively, in other expenses, net in our Consolidated Statements of Operations. These results reflect changes in foreign exchange rates on foreign denominated assets and liabilities and are net of losses of $0.3 million, losses of $0.8 million and gain of $1.7 million, from the related foreign currency forward contracts for 2015, 2014 and 2013, respectively.
The notional amounts and fair values of our derivative instruments recorded in other current assets and other current liabilities in our Consolidated Financial Statements were as follows:

	December 31, 2015			December 31, 2014
		Fair Value			Fair Value
	Notional Amount	Other Current Assets	Other Current Liabilities	Notional Amount	Other Current Assets	Other Current Liabilities
	(In millions)
Cash flow hedges designated as hedging instruments	$—	$—	$—	$86.7	$7.3	$—
Other hedges not receiving hedge accounting	—	—	—	23.4	—	—
Total	$—	$—	$—	$110.1	$7.3	$—
Other Assets and Liabilities
The carrying value of accounts receivable and accounts payable approximate their fair values due to the short-term duration of these items. Additionally, our borrowings of $0.2 million of outstanding debt at December 31, 2015, as further described in Note 11 - Debt, approximates fair value due to the short nature of this debt.
Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock. Since the inception of this authorization, we have repurchased 3.0 million shares of common stock for $13.3 million and, as of December 31, 2015, we had authorization to repurchase up to 2.0 million additional shares. During the year ended December 31, 2015, the Company purchased 0.4 million of treasury shares for $1.7 million. The treasury stock held as of December 31, 2015 was acquired at an average price of $3.84 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2012	1,563,321
Purchases	616,581
Restricted stock grants and other	(622,241)
401(k) matching contribution	(435,735)
Balance as of December 31, 2013	1,121,926
Purchases	760,268
Exercise of stock options	(87,569)
Restricted stock grants and other	(739,408)
401(k) matching contribution	(427,421)
Balance as of December 31, 2014	627,796
Purchases	382,448
Exercise of stock options	(12,656)
Restricted stock grants and other	(513,878)
Shares received in TDK transaction (Note 16)	6,675,764
Balance as of December 31, 2015	7,159,474

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
	(In millions)
Balance as of December 31, 2014	$5.1	$(20.6)	$(69.3)	$(84.8)
Other comprehensive (loss) income before reclassifications, net of tax (1)	(1.4)	(1.5)	(7.5)	(10.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(3.7)	2.0	0.8	(0.9)
Net current period other comprehensive income (loss)	(5.1)	0.5	(6.7)	(11.3)
Balance as of December 31, 2015	$—	$(20.1)	$(76.0)	$(96.1)
(1) Income tax benefit of $0.8 million was recorded for unrealized gains on derivative financial instruments and no income tax expense was recorded for liability adjustments for defined benefit plans for the year ended December 31, 2015.
In 2015, the Company adopted a comprehensive restructuring plan pursuant to which it will wind down all sales and operations of its legacy business in an accelerated manner and further reduce and rationalize its corporate overhead. See Note 7 - Restructuring and Other Expense for further information on the Company's Restructuring Plan. U.S. GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is complete. We reclassified $0.8 million of foreign currency translation losses to other expense in the Consolidated Statement of Operations for the year ended December 31, 2015. As of December 31, 2015, the Company had $76.0 million remaining of accumulated foreign currency translation losses in other comprehensive loss for which significant balances could be reclassified into the Consolidated Statement of Operations in the future.
Details of amounts reclassified from Accumulated other comprehensive loss and the line item in our Consolidated Statement of Operations for the year ended December 31, 2015 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
	(In millions)
(Gains) losses on cash flow hedges	$(5.6)	Cost of goods sold
Income tax expense	1.9	Income tax (benefit) provision
Net (gains) losses on cash flow hedges	(3.7)
Amortization of net actuarial loss	1.7	Selling, general and administrative
Pension settlement loss	(0.2)	Restructuring and other
Income tax expense	0.5	Income tax (benefit) provision
Net pension adjustments, net of tax	2.0
Foreign currency translation	0.8	Other (income) expense
Total reclassifications for the period	$(0.9)
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
Note 14 — Business Segment Information and Geographic Data
Beginning in the fourth quarter of 2015, in conjunction with our accelerated wind-down of the Company's legacy business, the Company changed the manner in which it evaluates the operations of the Company and makes decisions around the allocation of resources. The Company operated in three reportable segments as of December 31, 2015: “Nexsan”, “IronKey” and "Storage Media and Accessories." Nexsan is expected to be our go forward business. (See Note 18 - Subsequent Events on the sale of IronKey on February 2, 2016). Storage Media and Accessories (consisting of our Commercial Storage Media, Consumer Storage Media and Audio and Accessories product categories) is collectively referred to as our "legacy business" and is in the process of being wound-down (which is expected to be completed in the first quarter of 2016). Going forward, we will focus on Nexsan business and evaluating other investment opportunities.
The segment information for prior periods have been revised to conform to the 2015 reportable segment presentation.
We evaluate segment performance based on revenue and operating income (loss). The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. The corporate and unallocated operating loss includes costs which are not allocated to the business segments in management’s evaluation of segment performance such as litigation settlement expense, goodwill impairment, intangible impairments, intangible asset abandonment, corporate expense, contingent consideration adjustments, inventory write-offs related to our restructuring programs and restructuring and other expenses. Inventory and accounts receivable write-offs incurred for the year-ended December 31, 2015 of $9.7 million and $5.2 million, respectively have been absorbed by their respective business segments.
During the first quarter of 2013, we announced our plans to divest our XtremeMac and Memorex consumer electronics businesses. The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations and are not included in segment results for any periods presented. See Note 4 - Acquisitions and Divestitures for further information.

Net revenue and operating income (loss) by segment were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net Revenue
Nexsan	$62.8	$63.5	78.2
IronKey	18.9	20.6	22.4
Storage Media and Accessories	447.5	645.4	760.2
Total Net Revenue	$529.2	$729.5	$860.8

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Operating Income (Loss)
Nexsan	$(25.4)	$(34.3)	$(14.8)
IronKey	(6.9)	(10.4)	(12.5)
Storage Media and Accessories	(2.2)	25.7	55.9
Total segment operating income (loss)	(34.5)	(19.0)	28.6
Corporate and unallocated	(142.8)	(85.1)	(48.7)
Total operating loss	(177.3)	(104.1)	(20.1)
Interest income	(0.4)	(0.5)	(0.2)
Interest expense	3.3	2.6	2.5
Other expense, net	1.3	3.1	0.6
Loss from continuing operations before income taxes	$(181.5)	$(109.3)	$(23.0)
We have not provided specific asset information by segment, as it is not provided to our chief operating decision maker for review at a segment specific level. Corporate and unallocated amounts above include non-cash goodwill impairment charges of $36.1 million and $35.4 million for the years ended December 31, 2015 and 2014, respectively, non-cash intangible asset impairment charges of $37.6 million for the year ended December 31, 2015, restructuring and other costs of $47.9 million, $13.6 million and $11.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and other corporate expenses of $21.2 million and $36.1 million and $39.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The 2013 operating loss also included a $10.6 million loss related to the settlement of our UK pension plan and a $9.8 gain on the sale of land at a previously closed facility and a litigation settlement gain of $2.5 million.
The following table presents net revenue by geographical region based on the country in which the revenue originated:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net Revenue
United States	$207.2	$253.6	$348.1
International	322.0	475.9	512.7
Total	$529.2	$729.5	$860.8
The United States and Japan each comprise more than 10 percent of our total net revenue. Net revenue from Japan was 24.0 percent, 23.5 percent and 20.6 percent of total net revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table presents long-lived assets by geographical region:

	As of December 31,
	2015	2014	2013
	(In millions)
Long-Lived Assets
United States	$3.0	$41.6	$47.0
International	1.6	3.4	4.6
Total	$4.6	$45.0	$51.6

Note 15 — Litigation, Commitments and Contingencies
Litigation
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2015 and 2014, estimated liability amounts associated with such indemnifications are inconsequential.
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of December 31, 2015, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On May 22, 2013, Imation was sued in U.S. District Court for the District of Delaware by five entities: One-Blue, LLC (One-Blue), which is an entity with licensing authority for a pool of patents relating to Blu-ray discs, and four members of One-Blue, Koninklijke Philips N.V., Panasonic Corporation, Pioneer Corporation and Sony Corporation. The plaintiffs alleged that Imation's sales of certain Blu-ray discs infringed six patents and sought unspecified damages, treble damages, and attorney's fees. The parties entered into a Settlement Agreement covering these U.S. patent claims for a nominal amount and, effective November 12, 2015, these claims were dismissed.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They seek damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment. They also seek corporate governance reforms related to the Company’s compensation practices. The Directors have responded to the complaint denying all the allegations; the Company, as the nominal defendant has responded denying the allegations as well. The parties are now engaged in discovery. Trial, should it be necessary, has been scheduled for June 2016.
Operating Leases
We incur rent expense under operating leases, which primarily relate to equipment and office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of net rent expense for the years ended December 31:

	2015	2014	2013
	(In millions)
Minimum lease payments	$8.1	$7.8	$8.5
Contingent rentals	0.1	1.6	3.8
Rental income	(8.2)	(8.6)	(8.4)
Sublease income	—	—	(0.5)
Total rental expense, net	$—	$0.8	$3.4

Minimum lease payments and contingent rental expenses associated with agreements with warehouse providers are included as a component of cost of goods sold in our Consolidated Statements of Operations. The minimum lease payments under such arrangements were $0.6 million, $0.8 million and $0.9 million in 2015, 2014 and 2013, respectively. The contingent rental expenses under such arrangements were $0.7 million, $1.8 million and $2.8 million in 2015, 2014 and 2013, respectively.
The following table sets forth the minimum rental payments under operating leases with non-cancellable terms in excess of one year as of December 31, 2015. The Company will keep a small team and its headquarters in Minnesota in 2016, and those lease costs are included below. The amount for 2016 includes an estimate of the lease termination fees that we will have to pay in order to cancel certain leases upon the full wind-down of our legacy business.

	2016	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Minimum lease payments	$2.7	$0.9	$0.8	$0.6	$0.4	$0.3	$5.7
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. We did not have any environmental accruals as of December 31, 2015.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with "fair compensation" for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (Directive). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the Court of Justice of the European Union (CJEU) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term "commercial channel sales" when referring to products intended for uses other than private copying and "consumer channel sales" when referring to products intended for uses including private copying.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to court rulings that are discussed below. As of December 31, 2015 and 2014, we had accrued liabilities of $5.1 million and $9.3 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 CJEU ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) whether accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. See following for discussion of reversals of copyright levies in 2013.

Italy. During the second quarter of 2013, an Italian court rendered a decision associated with a copyright levy matter to which Imation was not a party. This decision (i) confirmed and provided further specificity to the October 21, 2010 ruling of the CJEU that levies should not be paid on commercial channel sales and (ii) evaluated, via audit, the plaintiff's documentation and evidence for distinguishing between levies paid on commercial and consumer channel sales. During the second quarter of 2013, Imation reversed $13.6 million of Italian copyright levies (existing at the time of a 2013 Italian court decision) that arouse from consumer channel sales that had been accrued but not paid to cost of sales. Based on the ruling of this Italian court, in combination with other applicable levy and law-making activities within the EU, including Italy, we believed there was sufficient evidence that we may offset the ongoing levy liability with the Italian collecting society for Imation's sales in the consumer channel against the estimated $39.0 million we have overpaid for copyright levies in Italy (due to us paying levies on commercial channel sales prior to the October 21, 2010 CJEU ruling). We continued this practice of offsetting until December 2015. In December 2015, we settled our claim for reimbursement of the levies that Imation had paid for sales into its commercial channel with the Italian collecting society, S.I.A.E. The settlement was for $1.0 million and is recorded as a reduction in cost of sales.
France. As the case in Italy, Imation has overpaid levies related to sales into its commercial channel in an amount of $55.1 million. Likewise, Imation has been offsetting levy liability with the French collecting society for Imation's sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, Imation reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arouse from consumer channel sales that had been accrued but not paid to cost of sales. To date, Imation has offset approximately $14.4 million.
We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subjected to challenge in court and there is no certainty that our estimates would be upheld and supported. In December 2012, Imation filed a complaint against the French collection society , Copie France, for reimbursement of the $55.1 million in commercial channel levies that Imation had paid prior to October 2010. On December 8, 2015, there was a hearing in the Paris District Court. A ruling is expected during the first quarter of 2016.
Other Jurisdictions. During the first quarter of 2015, Imation reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. At December 31, 2015, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy, France and Germany represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We have an estimated $5.1 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2016 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.
Accounts Payable
The Company is currently disputing trade payables with certain vendors associated with the legacy businesses. As of December 31, 2015, the Company has $26.0 million of trade payables recorded to these vendors, which is based on amounts billed to the Company, but not paid. The Company alleges historical nonperformance by these vendors and, accordingly, is disputing the amounts presently being claimed as being owed. To the extent the Company is able to settle this dispute for amounts lower than $26.0 million, it will record a gain at that time. As a part of this dispute, these vendors have taken action to seize approximately $5.3 million of the Company's cash, which is recorded as restricted cash on the Company's consolidated balance sheet as of December 31, 2015.

Note 16 - Related Party Transactions
Clinton Relational Opportunity Master Fund, L.P. (the "Clinton Group") nominated 3 persons for election to Imation’s Board of Directors (the “Board”) at the Company's Annual Meeting of Shareholders on May 20, 2015. Shareholders elected Clinton Group’s three nominees, Joseph A. De Perio, Robert B. Fernander and Barry L. Kasoff, replacing three incumbent directors who were standing for reelection.
Mr. De Perio currently serves as Senior Portfolio Manager of the Clinton Group. During the third quarter of 2015, the Board authorized reimbursement to the Clinton Group for its documented expenses related to proxy contest fees for 2015 for $0.6 million. The fees were paid in 2015 and are recorded in restructuring and other charges for the year ended December 31, 2015. See Note 18 - Subsequent Events for additional transaction with the Clinton Group.
On August 17, 2015, Imation entered into a consulting agreement with Mr. Fernander to perform certain services including assisting the Company with a review and assessment of the Nexsan and IronKey businesses of the Company, for which he received consulting fees of $25,000 per week, subject to termination by the Company on a one week's notice. For the year ended December 31, 2015, the Company paid $0.3 million to Mr. Fernander for these services, which is recorded in restructuring and other charges.
On September 27, 2015, the Board of Directors appointed Mr. Fernander to serve as Interim Group President, Tiered Storage and Security Solutions, effective September 28, 2015, and terminated the consulting agreement with Mr. Fernander.
On August 17, 2015, the Board appointed Mr. Kasoff to serve as Interim President of the Company effective August 19, 2015. Effective October 14, 2015, in connection with the appointment of Mr. Fernander to the position of Interim Chief Executive Officer, the Board appointed Mr. Kasoff as Chief Restructuring Officer at the same level of compensation he received as Interim President. Effective November 25, 2015, the Board of Directors appointed Mr. Kasoff to also serve as the Company's Interim Chief Financial Officer.
Mr. Kasoff also serves as president of Realization Services, Inc. (RSI), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI is performing consulting services for the Company for the period from August 8, 2015 up to March 30, 2016, unless terminated earlier by the Company, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. RSI received consulting fees of $85,000 per week from the Company under the terms of the Agreement plus up to an additional $225,000 for services for the period from August 26, 2015 through September 18, 2015. For the period September 19, 2015 to November 16, 2015 RSI received consulting fees of $125,000 per week. For the period from November 17, 2015 through the remaining term of the agreement RSI received up to $172,000 per week. For the year ended December 31, 2015, the Company paid $3.0 million to RSI which is recorded in restructuring and other charges.
On August 31, 2015, Imation entered into a consulting agreement with Geoff Barrall, a member of the Board pursuant to which Mr. Barrall will perform certain services including formulating a business plan and budget for the Company which is subject to termination by the Company on a one week's notice. The consulting agreement with Mr. Barrall was terminated on October 12, 2015. For the year ended December 31, 2015, the Company paid $0.2 million to Mr. Barrall associated with his consulting agreement which is recorded in restructuring and other charges.
On October 14, 2015, Imation acquired substantially all of the equity of Connected Data, Inc. (CDI) for approximately $6.7 million in cash, shares of Imation common stock and repayment of debt. Mr. Barrall is the founder and, at the time of acquisition, was also the Chief Executive Officer of CDI. In consideration for his CDI common shares and options to purchase CDI common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he will be eligible to receive up to an additional $260,000 to the extent certain CDI revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016. See Note 4 - Acquisitions and Divestitures for further information on the CDI acquisition.
TDK Corporation (TDK) owned approximately 18 percent of the Company's shares as of December 31, 2014 as a result of the arrangement to acquire the rights to the TDK Life on Record brand under an exclusive long-term license from TDK. In connection with this arrangement, we entered into a supply agreement, dated July 31, 2007, with TDK (Supply Agreement).
In 2014 and 2013 we purchased products and services under the Supply Agreement which allowed us to purchase a limited number of LTO Tape media and Blu-ray removable recording media and accessory products for resale in the aggregate amounts of approximately $3 million and $28 million, respectively, from TDK or its affiliates. The Supply Agreement was terminated on March 31, 2014. We did not sell products nor provide services to TDK or its affiliates in 2015, 2014 or 2013. No trade payables to TDK or its affiliates were outstanding at December 31, 2015 or December 31, 2014. No trade receivables from TDK or its affiliates were outstanding as of December 31, 2015 or December 31, 2014.
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
On September 28, 2015, the Company entered into an agreement with TDK providing for the transfer of 6,675,764 shares of Imation common stock from TDK to Imation, the termination of the Company's license agreement with TDK and the termination of certain rights of TDK under its Investor Rights Agreement with the Company. The shares of Imation common stock were transferred back to Imation on October 29, 2015. The transaction resulted in receipt of $13.6 million of Imation stock (subsequently recorded into treasury shares), the transfer back to TDK of the rights to the TDK brand (which had a carrying value of $4.5 million at the time of the transaction) and an associated gain of $9.1 million. The gain is recorded in restructuring and other charges for the year ended December 31, 2015.

Note 17 - Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Total(1)
	(In millions, except per share amounts)
2014
Net revenue	$178.9	$178.6	$175.0	$197.0	$729.5
Gross profit	33.7	33.9	31.2	39.6	138.4
Goodwill impairment	—	—	35.4	—	35.4
Restructuring and other	2.1	5.2	4.2	2.1	13.6
Operating loss	(16.1)	(20.1)	(55.8)	(12.1)	(104.1)
Loss from continuing operations	(16.8)	(19.8)	(61.4)	(14.4)	(112.4)
Loss from discontinued operations	(0.7)	(1.6)	—	—	(2.3)
Net loss	(17.5)	(21.4)	(61.4)	(14.4)	(114.7)
Loss per common share, continuing operations:
Basic	$(0.41)	$(0.48)	$(1.49)	$(0.35)	$(2.74)
Diluted	(0.41)	(0.48)	(1.49)	(0.35)	(2.74)
Loss per common share, discontinued operations:
Basic	(0.02)	(0.04)	—	—	(0.06)
Diluted	(0.02)	(0.04)	—	—	(0.06)
Loss per common share, net income:
Basic	(0.43)	(0.52)	(1.49)	(0.35)	(2.80)
Diluted	(0.43)	(0.52)	(1.49)	(0.35)	(2.80)
2015
Net revenue	$155.4	$150.6	$129.2	$94.0	$529.2
Gross profit	34.0	29.0	13.4	24.9	101.3
Goodwill impairment	—	—	36.1	—	36.1
Intangible impairments	—	—	37.6	—	37.6
Restructuring and other	1.2	1.5	40.2	5.0	47.9
Operating loss	(13.0)	(15.9)	(148.7)	0.3	(177.3)
Loss from continuing operations	(14.4)	(17.4)	(152.3)	(9.9)	(194.0)
Loss from discontinued operations	—	—	—	—	—
Net loss	(14.4)	(17.4)	(152.3)	(9.9)	(194.0)
Loss per common share, continuing operations:
Basic	$(0.35)	$(0.42)	$(3.70)	$(0.27)	$(4.84)
Diluted	(0.35)	(0.42)	(3.70)	(0.27)	(4.84)
Loss per common share, discontinued operations:
Basic	—	—	—	—	—
Diluted	—	—	—	—	—
Loss per common share, net income:
Basic	(0.35)	(0.42)	(3.70)	(0.27)	(4.84)
Diluted	(0.35)	(0.42)	(3.70)	(0.27)	(4.84)
_______________________________________

(1)	The sum of the quarterly loss per share may not equal the annual loss per share due to changes in average shares outstanding and rounding.

Note 18 - Subsequent Events
On January 4, 2016, the Company completed the sale of its corporate headquarters facility in Oakdale, Minnesota to Larson Family Real Estate LLLP for a gross purchase price of $11.5 million. See Note 5 - Supplemental Balance Sheet Information for discussion regarding this facility being classified as held for sale as of December 31, 2015.
On January 4, 2016, the Company closed on the sale of its Memorex trademark and receivables associated with two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million. The Company classified all assets associated with the sale as assets held for sale on our Consolidated Balance Sheet as of December 31, 2015. These assets included the Memorex trademark intangible asset (which had a carrying value of $5.9 million at December 31, 2015) and receivables associated with two trademark licenses (one of which was the buyer of our Memorex consumer electronics business). The transaction resulted in an impairment of $1.8 million which was recorded in our Consolidated Statement of Operations for the year ended December 31, 2015 in restructuring and other charges.
On February 2, 2016, the Company closed on a sale of its IronKey business to Kingston Digital, Inc. and Datalocker Inc. in two coordinated asset sales. The Company received $4.7 million in cash at closing for the two sales. The Company sold to Kingston Digital, Inc. the assets representing the business of developing, designing, manufacturing and selling IronKey mobile security solutions, excluding the business of providing software and services, for $4.3 million. Imation retained the accounts receivable and accounts payable related to the business. The Company sold to Datalocker Inc. the assets representing the business of providing software and services for IronKey products for $0.4 million. Datalocker Inc. agreed to assume certain service obligations and additionally will pay Imation earnout payments during the next three years if certain service revenue targets are achieved. While the Company was exploring options associated with the IronKey business, the criteria to be considered as "held for sale" as of December 31, 2015 were not met at that time as we did not have Board approval. The accounting for the transaction will take place in the first quarter of 2016 and is expected to result in a gain of approximately $3.0 million.
On February 8, 2016, the Company entered into a subscription agreement with the Clinton Group for which they will manage $20 million of the Company's cash for investment. The funds will be invested in Clinton Lighthouse Equities Strategy Fund (Offshore) Ltd. which is a market neutral fund that provides daily liquidity to its investors. The agreement provides that the Clinton Group will be entitled to an incentive fee (payable in Imation common stock) at an annualized rate equal to twenty-five percent of the total investment return. The accounting for the incentive fee will take place when the Clinton Group performs their services.
On February 29, 2016 the Company closed on the sale of an Imation owned property in London, Ontario Canada for a net purchase price of approximately $0.6 million and a gain of $0.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015, the end of the period covered by this report, the Interim Chief Executive Officer, Robert B. Fernander, and the Interim Chief Financial Officer, Barry L. Kasoff have concluded that the disclosure controls and procedures were effective.
Changes in Internal Controls. During the quarter ended December 31, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Imation management assessed the effectiveness of Imation’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2015, Imation’s internal control over financial reporting was effective, based on those criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report which appears herein.
Item 9B. Other Information.
None.
PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3) to Form 10-K, with the exception of the executive officers section of Item 10, which is included in Item 1 of this Form 10-K. We will file our definitive Proxy Statement pursuant to Regulation 14A by April 30, 2016.

Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Information regarding our Board of Directors as of March 15, 2016 is set forth below:
Robert B. Fernander, Interim Chief Executive Officer, Imation Corp. See Executive Officers in the Registrant in Item 1. Business for further information.
Barry L. Kasoff, Chief Restructuring Officer and Interim Chief Financial Officer, Imation Corp. See Executive Officers in the Registrant in Item 1. Business for further information.
Joesph De Perio, Senior Portfolio Manager, Clinton Group, Inc,
Tracy McKibben, President, MAC Energy Advisors LLC (a consulting and investment company that assists clients on investments and strategic opportunities across a global platform).
Donald Putnam, Managing Partner, Grail Partners LLC (an investment bank and financial advisory services company).
Robert Searing, Chief Operating Officer and Chief Financial Officer of BH Asset Management, LLC (a registered investment advisory firm).
Alex Spiro, Attorney, Brafman and Associates.
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

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2015, including the 2011 Stock Incentive Plan, 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2000 Stock Incentive Plan. As of December 31, 2015, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, and options, restricted stock, restricted stock units and stock appreciation rights had been granted under the 2011 Stock Incentive Plan. Our shareholders have approved all of the compensation plans listed below.

Equity Compensation Plans Approved by Shareholders	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
2011 Stock Incentive Plan	3,578,304	(1)	$2.31	8,276,182
2008 Stock Incentive Plan	1,609,222	(1)	$10.38	16,701,157	(2)
2005 Stock Incentive Plan	526,471		$31.29	16,475,699	(2)
Total	5,713,997		$7.25	41,453,038
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
3.3
Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Imation Corp. (incorporated by reference to Exhibit 3.1 on Imation's Current Report on Form 8-K filed August 11, 2015)

4.1
Rights Agreement, dated as of August 7, 2015, by and between Imation Corp. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation's Current Report on Form 8-K filed August 11, 2015)

10.1
Trademark License Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.2
IMN Trademark License Agreement, dated July 31, 2007, by and between IMN Data Storage Holdings C.V. and TDK Corporation (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.3	Supply Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.4
Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 3, 2007)

10.5*
Stock Purchase and Merger Agreement, dated October 14, 2015, by and among Imation Corp., Imation Transporter Co., Connected Data, Inc., and certain other parties named therein (incorporated by reference to Imation's Current Report on Form 8-K filed October 20, 2015)

10.6*	Imation Corp. TDK Corporation Agreement dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.7	Purchase and Sale Agreement between Imation Corp. and Larson Family Real Estate LLLP, dated December 18, 2015
10.8	First Amendment to the Purchase and Sale Agreement between Imation Corp. and Larson Family Real Estate LLLP, dated December 30, 2015
10.9	Purchase and Sale Agreement between Imation Corp. and DPI Inc., dated January 4, 2016
10.10
Third Amendment, dated as of May 18, 2012, to the Amended and Restated Credit Agreement (which amends and restates the entire Credit Agreement) among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 8-K Current Report filed on May 24, 2012)**

10.11
Fourth Amendment, dated as of April 12, 2013, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010(incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended March 31, 2013)

10.12
Fifth Amendment, dated as of August 27, 2013, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2013)

Number	Description of Exhibit
10.13	Form of Indemnity Agreement between Imation Corp. and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.14*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)
10.15*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.16*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.17*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.18*
Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8- K Current Report filed on February 13, 2006)

10.19*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.20*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.21*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.22*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.23*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.24*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.25*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.26*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.27*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.28*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.29*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.30*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.31*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.32*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.33*
Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.34*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.35*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.36*
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

10.38*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.39*
Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)

10.40*	Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.41*	Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.42*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.43*	Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.44*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.45*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.46*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.47*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.48*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.49*	Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.50*	Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.51*	Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.52*
Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to Imation’s Form S-8 Registration Statement, File No. 333-188429, filed on May 8, 2013)

10.53*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.54*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.55*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.56*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.57*	Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.58*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.59*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.60*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to Imation's Annual Report on Form 10-K for the year ended December 31, 2012)

Number	Description of Exhibit
10.61*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.62*	Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of Imation’s Form 8-K filed June 16, 2014)
10.63*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K/A Current Report filed on January 15, 2015)

10.64*
Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation's Form 10-Q for the quarter ended June 30, 2013)

10.65*
Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of Imation’s Form 8-K Current Report filed June 16, 2014)

10.66*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.67*
Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 25, 2014)

10.68*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.69*
Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended June 30, 2015)

10.70*	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by Reference to Imation’s Current Report on Form 8-K dated November 19, 2015)
10.71*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.72*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)
10.73*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 13, 2013)
10.74*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Form 8-K Current Report filed on March 14, 2014)
10.75*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Current Report on Form 8-K filed February 13, 2015)
10.76*	Form of Amended and Restated Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.77*	Employment Agreement dated October 14, 2015, between the Company and Robert. B. Fernander (incorporated by reference to Imation’s Current Report on Form 8-K filed October 20, 2015)
10.78*	Separation Agreement dated August 19, 2015, between the Company and Mark E. Lucas (incorporated by reference to Exhibit 10.1 on Imation's Current Report on Form 8-K filed August 19, 2015)
10.79*	Separation Agreement dated September 28, 2015, between the Company and R. Ian Williams (incorporated by reference to Exhibit 10.1 on Imation's Current Report on Form 8-K filed September 29, 2015)
10.80*
Separation Agreement dated as of November 25, 2015, between the Company and Scott J. Robinson (incorporated by reference to Exhibit 10.1 on Imation's Current Report on Form 8-K filed November 25, 2015)

10.81*	Separation Agreement dated as of January 13, 2016, between the Company and John P. Breedlove (incorporated by reference to Exhibit 10.1 on Imation’s Current Report on Form 8-K dated January 13, 2016)
10.82*	Barrall Consulting Agreement dated August 31, 2015 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.83*	Fernander Consulting Agreement dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)

Number	Description of Exhibit
10.84*	Realization Services Inc. (RSI) Consulting Agreement dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.85*	Amendment to Realization Services Inc. Consulting Agreement dated September 16, 2015 incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.86*	Second Amendment to Realization Services Inc. Consulting Agreement dated November 17, 2015
10.87*	Third Amendment to Realization Services Inc. Consulting Agreement dated January 1, 2016
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and Notes to Consolidated Financial Statements

_______________________________________
*    Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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

Imation Corp.

By:	/s/ ROBERT B. FERNANDER
Robert B. Fernander
Interim Chief Executive Officer
Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT B. FERNANDER	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016
Robert B. Fernander

/s/ BARRY L. KASOFF	Chief Restructuring Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016
Barry L. Kasoff

*	Director	March 15, 2016
Joseph De Perio

*	Director	March 15, 2016
Tracy McKibben

*	Director	March 15, 2016
Donald Putnam

*	Director	March 15, 2016
Robert Searing

*	Director	March 15, 2016
Alex Spiro

*By:	/s/ ROBERT B. FERNANDER
Robert B. Fernander Attorney-in-fact

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit

10.7	Purchase and Sale Agreement between Imation Corp. and Larson Family Real Estate LLLP, dated December 18, 2015
10.8	First Amendment to the Purchase and Sale Agreement between Imation Corp. and Larson Family Real Estate LLLP, dated December 30, 2015
10.9	Purchase and Sale Agreement between Imation Corp. and DPI Inc., dated January 4, 2016
10.86	Second Amendment to Realization Services Inc. Consulting Agreement dated November 17, 2015
10.87	Third Amendment to Realization Services Inc. Consulting Agreement dated January 1, 2016
21.1	Subsidiaries of Imation Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and Notes to Consolidated Financial Statements