Form 10-K/A
period 2015-12-31
IMATION CORP
filed 2016-04-29
CIK 1014111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
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

The number of shares outstanding of the registrant’s common stock on April 28, 2016 was 37,158,371.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Commission File Number 001-14310), or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 15, 2016. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2016 Annual Meeting of Shareholders. This Amendment hereby amends the cover page and Parts III and IV of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment does not modify or update the other disclosures presented in the 10-K. Except as expressly provided herein, this Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 15, 2016) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

2

IMATION CORP.

2015 ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

BASIS OF PRESENTATION

As used in this document, the terms “Imation”, “the Company”, “we”, “us”, and “our” mean Imation Corp. and its subsidiaries and consolidated entities unless the context indicates otherwise.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Our Board of Directors is currently composed of seven directors divided into three classes. The members of each class are generally elected to serve three-year terms with the term of office of each class ending in successive years.

Class I Directors Continuing in Office Until the 2018 Annual General Meeting

Joseph A. De Perio, age 37, joined our Board on May 20, 2015. Mr. De Perio has served as a Senior Portfolio Manager of CGI, a registered investment adviser, since October 2010; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio also served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University. Mr. De Perio’s brings to our Board his over 15 years’ experience in corporate finance, including over 10 years as an investment analyst and portfolio manager in private equity and public equity and his experience as a director of public companies.

Robert B. Fernander, age 58, joined our Board on May 20, 2015. is Interim CEO of Imation, a position he has held since October 2015. He also provides advisory and consulting services for I/O Switch Technologies, Inc., a developer of data center technologies, Storage Strategies NOW, an industry analyst firm that offers written publications and analysis for IT users, business and technology leaders and venture capitalists, and FLM.TV, a company focused on delivering, distributing, and marketing independent films, and has done so since September 2014. Since September 2014, Mr. Fernander has served as an advisor and provided consulting services for I/O Switch Technologies, Inc., Storage Strategy Group and FLM.TV. Prior to that, Mr. Fernander served as the Chief Revenue Officer of Datagres Technologies Inc., a data storage optimization software company, from September 2013 until September 2014. During his time at Datagres Technologies Inc., Mr. Fernander also served on its board of directors. Mr. Fernander served as the CEO and a member of the board of directors of Gnodal Limited, a storage and computer networking company, from 2012 until 2013 when it was acquired by Cray Inc. From 2007 until 2012, Mr. Fernander served on the board of directors and as the CEO of Pivot3 Inc., a hyper converged storage and compute platform. Prior to serving at Pivot3, Mr. Fernander served as an executive at several private startup companies. For over four years, Mr. Fernander served as a Vice President at Compaq Computer Corporation, a company that developed, sold and supported computers and related products and services. For over nine years, Mr. Fernander also held several sales and marketing leadership positions at Sun Microsystems, Inc., a company that sold computers, computer components, computer software and information technology services. Mr. Fernander holds a BA from Indiana University and an MBA from the University of Indianapolis. Mr. Fernander brings to our Board his 25 years of experience in building and managing both start-up and established organizations in the software, storage and technology sectors.

Barry L. Kasoff, age 58, joined our Board on May 20, 2015. Mr. Kasoff has been our Chief Restructuring Office since October 2015, and served as our Interim Chief Financial Officer from November 2015 until April 2016. He also served as Interim President and Interim Chief Executive Officer from August 2015 to October 2015. He also currently serves as the President of Realization Services, Inc., a full-service management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments, and has served in such capacity since he founded it in 1997. Realization Services, Inc. provides certain services to Imation. See Related Party Transactions. From May 2013 through May 2014, Mr. Kasoff served on the board of directors and as a member of the audit committee of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets. In connection with Mr. Kasoff’s management consulting work with Realization Services, Inc., Mr. Kasoff served as the Chief Restructuring Officer of the following companies (that were clients of Realization Services, Inc.) that filed voluntary petitions for reorganization under the federal bankruptcy laws: Mooney Aircraft Corporation (petition filed in 2001), ACT Electronics, Inc. (petition filed in 2008), TSC Global, LLC and affiliated companies (petition filed in February 2012), Awrey Bakeries, LLC and affiliated companies (petition filed in November 2013) and Fortis Plastics, LLC and affiliated companies (petition filed in December 2013). Mr. Kasoff also served as Chief Restructuring Officer of IQT, Inc., which was declared bankrupt under the Canadian Bankruptcy and Insolvency Act in 2011. From 1990 until 1997, Mr. Kasoff was the general manager of Takarajimasha, a Japanese communications conglomerate. There, he identified and evaluated its investments and supervised the company’s U.S. and European-based operations. From 1987 until 1990, Mr. Kasoff was the CFO and Vice President of Operations of Selzer Group, a New York investment banking and leveraged buyout group comprised of public and private companies.Mr. Kasoff received an MBA in Computer Applications and Information Systems and Accounting, each from the Stern School of Business at New York University and a B.A. from the State University of New York. Mr. Kasoff’s brings to our Board his extensive experience in finance and accounting, business valuations, and business turnarounds, as well as his experience serving as a director of a public company.

Class II Directors Continuing in Office Until the 2016 Annual General Meeting

Robert Searing, age 67, joined our Board on August 26, 2015. Mr. Searing has been the Chief Operating Officer and the Chief Financial Officer of BH Asset Management, LLC, a Registered Investment Advisory firm since January 2010. From 2003 to 2009, he was the Chief Operating Officer of Schottenfeld Group, LLC, an investment advisory and broker dealer firm. Mr. Searing is also a Certified Public Accountant. Mr. Searing brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise.

Alex Spiro, age 33, joined our Board on August 26, 2015. Mr. Spiro has been an attorney at Brafman and Associates in New York City since July 2013. In that position, Mr. Spiro has handled an array of complex litigation and internal audits and investigations. Prior to his joining Brafman and Associates, from September 2008 to July 2013, Mr. Spiro worked for federal and state law enforcement, most recently as a Manhattan prosecutor. Mr. Spiro formerly was the director of an autism children’s program at McLean Hospital, Harvard’s psychiatric hospital. Mr. Spiro is a graduate of the Harvard Law School where he remains on the adjunct faculty. He has been published and has lectured on a variety of subjects related to psychology and the law. Mr. Spiro brings to our Board his significant analytical and overall business leadership skills.

Class III Directors Continuing in Office Until the 2017 Annual General Meeting

Tracy McKibben, age 47, joined our Board on August 31, 2015. Ms. McKibben is Founder and CEO of MAC Energy Advisors LLC which is a consulting and investment company that assists clients on investments and strategic opportunities across a global platform. She has extensive transactional experience ranging from mergers, acquisitions, valuation and deal structuring, business development, and corporate strategy. She previously served as Managing Director and Head of Environmental Banking Strategy at Citigroup Global Markets from 2007 to 2009. In addition to her finance experience, her public sector experience includes working in several senior level positions in the White House at the National Security Council as Senior Director of European Affairs and Director of European Economic Affairs and EU Relations, and the U.S. Department of Commerce as Special Counsel for International Trade and Investments. Prior to her work in the public sector, Ms. McKibben practiced law at Akin, Gump, Strauss, Hauer & Feld LLP representing and advising clients on commercial and complex litigation matters, as well as advising corporate and multinational energy clients on strategic investments globally. Ms. McKibben brings to our Board her significant experience in financial strategy, business development, international business, and public policy.

Donald H. Putnam, age 67, joined out Board on February 5, 2016. Mr. Putnam is managing partner of Grail Partners LLC (an investment banking and financial advisory services company), which he founded in early 2005. From 1987 to 2002, he was the Chief Executive Officer, Chairman of the Board, and Managing Director of Putnam Lovell Securities, Inc. (a financial services company), which he founded in 1987. Putnam Lovell was sold to National Bank Financial in 2002 and from 2002 until 2005 Mr. Putnam served as CEO and Vice Chairman of Putnam Lovell NBF. Mr. Putnam serves on the investment committee of Ripon College and the boards of Manifold Partners, and Welton Investment Partners. He also serves on the advisory board of Syntel Inc. (a publicly traded company). Mr. Putnam brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise.

OUR EXECUTIVE OFFICERS

The following table provides information regarding our executive officers as of April 28, 2016.

Officer	Age	Position
Robert B. Fernander	58	Interim Chief Executive Officer
Barry Kasoff	58	Chief Restructuring Officer
Geoff S. Barrall	46	Chief Technology Officer
Danny Zheng	46	Chief Financial Officer

Robert B. Fernander’s biographical information is set forth above under “Board of Directors.”

Barry Kasoff’s biographical information is set forth above under “Board of Directors.”

Geoff S. Barrall, age 46, has been Chief Technology Officer of the Company since October 2015. Currently, Dr. Barrall serves as CEO and Board member of Connected Data, Inc. (creator of the world’s first peer to peer private storage devices) since he founded it in November 2011. From March 2010 to September 2011 he was Chief Technology Officer and Vice President of Engineering of Overland Storage, Inc (a global provider of unified data management and data protection solutions across the data lifecycle.) From April 2005 to December 2009 he was the Chief Executive Officer and Board member of Drobo, Inc. (maker of data storage products). He currently serves as Chairman of the Board of Gridstore, Inc. and he has previously served on the boards of Nevex Virtual Technologies, Inc., Nexsan Corporation (prior to its acquisition by Imation) and Tacit Networks, Inc. (all privately held companies). Dr. Barrall also previously served as a Director of Imation from December 2014 to January 2016. Dr. Barrall brings to our Board tremendous insight and storage industry experience, rich technology expertise and deep operational experience.

Danny Zheng, age 46, was appointed as Chief Financial Officer of the Company on April 26, 2016. Mr. Zheng joined the Company in 2008 to lead the Company’s Electronic Products segment. In 2010, Mr. Zheng was appointed as Director of Business Development of North Asia, and in 2011 was appointed as Corporate Treasurer. In 2014, Mr. Zheng was appointed Vice President, Corporate Controller. Prior to Mr. Zheng’s employment with the Company, he served as Chief Financial Officer of The Singing Machine Company (OTCQB: SMDM), a consumer electronics company. Mr. Zheng is a Certified Public Accountant, received his bachelor’s degree in Accounting from Nankai University in Tianjin, China, and holds a Masters of Business Administration from the Wharton School of the University of Pennsylvania.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. We are required to identify any of those individuals who did not file such reports on a timely basis. We believe that during 2015 all of our directors and executive officers complied with their Section 16(a) filing requirements, except for the following: a late Form 4 was filed on May 27, 2015 on behalf of Greg J. Bosler reporting a sale on May 22, 2015 of 153,993 shares of restricted stock units; a late Form 4 was filed on May 27, 2015 on behalf of John P. Breedlove reporting a sale on May 22, 2015 of 86,724 shares of restricted stock units; a late Form 4 was filed on May 27, 2015 on behalf of Lucas E. Mark reporting a sale on May 22, 2015 of 582,232 shares of restricted stock units; a late Form 4 was filed on May 27, 2015 on behalf of Ian Williams reporting a sale on May 22, 2015 of 115,496 shares of restricted stock units; a late Form 4 was filed on May 27, 2015 on behalf of Scott Robinson reporting a sale on May 22, 2015 of 86,349 shares of restricted stock units; a late Form 3 was filed on September 8, 2015 on behalf of Alex Spiro reporting no ownership of restricted stock units on August 26, 2015; a late Form 3 was filed on September 8, 2015 on behalf of Robert Searing reporting no ownership of restricted stock units on August 26, 2015; a late Form 3 was filed on September 8, 2015 on behalf of Tracy McKibben reporting no ownership of restricted stock units on August 26, 2015.

CODE OF ETHICS

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

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the material elements of compensation for individuals who are deemed to be our “named executive officers” as defined under Item 402 of Regulations S-K.

Executive Summary:

2015 was a year of significant change for Imation. At the Company’s 2015 Annual Meeting of Shareholders, shareholders elected the three directors nominated by the Clinton Group, Messrs. De Perio, Fernander and Kasoff, replacing three incumbent directors who were standing for reelection. Also at the 2015 Annual Meeting of Shareholders, an advisory vote on the compensation of the Company’s named executive officers did not receive shareholder approval.

As a result of the failure to receive shareholder approval of the Company’s “Say-on-Pay” vote, the newly constituted Board determined to make significant changes to the Company’s management team and strategy. The Board acted swiftly to put an interim management team in place to execute a widespread restructuring of the Company in order to preserve shareholder value and create a more stable company after multiple years of losses. Most of Imation’s executive management was replaced. Mr. Lucas, our former Chief Executive Officer, departed in August 2015 and Mr. Kasoff was appointed by the Board to serve as Interim President and Interim Chief Executive Officer. In October 2015, Mr. Fernander became Interim Chief Executive Officer and Mr. Kasoff was appointed Chief Restructuring Officer. Upon the departure of Scott Robinson, our former Chief Financial Officer, in November 2015, Mr. Kasoff became Interim Chief Financial Officer. Messrs. Bosler and Breedlove also departed the Company in the first quarter of 2016.

Restructuring

Imation executed a restructuring plan substantially completed in the first quarter of 2016 whereby it wound down the Consumer Storage and Accessories, Audio and Accessories, and Commercial Storage Media businesses (collectively, the “legacy businesses”). Pursuant to the restructuring plan, Imation sold its corporate headquarters facility in Oakdale, Minnesota, its Memorex trademark and two associated trademark licenses, and its IronKey business. The sole remaining operating entity today is the Nexsan business involved in enterprise storage.

Strategic Direction

As a result of strategic decisions by our Board, our Board and management are currently focused on transitioning the Company into a holding company that also is involved in asset management. Imation will continue to operate Nexsan as a wholly-owned subsidiary of its holding company structure and position that operating entity for growth and profitability. Pursuant to this initiative, Imation purchased Connected Data, Inc. (“CDI”), an emerging enterprise-class, private cloud sync and share company. Imation’s goals were to integrate the product capabilities and operations of both Nexsan and CDI and further develop a comprehensive and secure storage, backup and collaboration ecosystem. In April 2016, Nexsan announced the release of Nexsan UNITY™, a next-generation storage platform that combines the performance, scalability and value of DRAM and Flash along with private cloud file system synchronization and true data mobility support. These features, in addition to universal connectivity for Fibre Channel, Ethernet and SAS, and advanced services including NAS and SAN, are all integrated into a single product at a single price.

Further to the transitioning of the Company into a holding company involved in asset management, in August 2015, Imation formed a Strategic Alternatives Committee of its Board to develop initiatives for strategic value creation and to work with management to make recommendations to the Board regarding the Company’s use of excess capital. On October 19, 2015, the Company announced that it will actively explore alternative uses for its excess capital. In late December 2015, the Company also amended its cash investment policy to permit investment activity in public company stock, index funds, mutual funds, and other investment funds that offer attractive returns without significantly compromising liquidity, at all times considering the applicable risks. In February 2016, management of the Company approved a plan to establish a registered investment adviser as a wholly-owned subsidiary of the Company. The investment adviser will be registered with the U.S. Securities and Exchange Commission or the state in which it conducts its business, as appropriate. The Board of Directors, in conjunction with management, is reviewing options for which such a subsidiary would be beneficial to developing revenue generating product offerings and advisory services to outside institutional investors consistent with its own investment initiatives.

General Philosophy:

The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing our executive compensation philosophy and administering each component of the executive compensation program. Our program is designed to:

•	attract and retain highly qualified key executives;
•	align our executive officers’ interests with the interests of shareholders; and
•	provide competitive total compensation with an emphasis on pay for performance by linking a significant portion of executive officer compensation to achieving corporate financial and other individual objectives.

We believe that our executive compensation philosophy must match our strategy. We developed primary strategic goals and refined our short-term and long-term goals to support our strategy.

The chart below identifies our primary strategic goals, and the short- and long-term goals to incentivize our named executive officers to achieve certain metrics to execute on our new strategy.

Primary Strategic Goals	Short-Term Goals	Long-Term Goals

•     Reposition Imation into a holding company that is also involved in asset management

•    Continue investments in growth segments of our businesses

•     Continue maximizing cash generation in the legacy media businesses

•     Focus on improving gross margin

	• Focus on corporate revenue and free cash flow • Business unit metrics focus on goals for each business	Focus on consolidated EBITDA and revenue or free cash flow for our businesses. Deploy excess capital to create shareholder returns

Compensation of our named executive officers has to balance the need to reach milestones with the importance of retaining key leaders. As we work to create the new Imation, we are challenged to keep our key leaders focused and appropriately incentivized while we downsize our organization in businesses we are exiting, redefine corporate operations to match our level of need and invest in our growth priorities.

Our Approach to post-May 2015 and 2016 Compensation

Our approach to compensation for our named executive officers for 2015 (after the Annual Meeting in 2015) and for 2016 reflects the following significant factors:

•	Our Board determined it was in the best interests of the Company and its shareholders to replace Company’s management team which occurred between the third quarter of 2015 and the first quarter of 2016;
•	Significant restructuring activities required the assistance of an outside consultant, Realization Services, Inc.
•	Imation is transitioning into a holding company also involved in asset management, and thus the only operating subsidiary today is Nexsan
•	Nexsan’s employees and management received retention bonuses in January 2016 to ensure continuity of the executive team through the Company’s transition
•	Our Board believed historical bonus compensation was paid out for businesses which were ultimately shut down or divested by Imation

For 2015, our named executive officers were:

•	Robert B Fernander - Interim Chief Executive Officer
•	Barry L Kasoff - Chief Restructuring Officer, Former Interim Chief Financial Officer
•	Mark E. Lucas - Former President and Chief Executive Officer
•	Scott J. Robinson - Former Vice President and Chief Financial Officer
•	Gregory J. Bosler – Former Senior Vice President, Group President Consumer Storage and Accessories
•	John P. Breedlove - Former Vice President, General Counsel and Secretary
•	R. Ian Williams - Former Vice President, Group President - Tiered Storage and Security Solutions

Only two of the named executive officers for 2015 remain with the Company today: Mr. Kasoff and Mr. Fernander. Messrs. Kasoff and Fernander took their interim roles in the Company when the Board made the decision that the then management needed to be overhauled.

In light of the factors discussed above and (i) the initiatives set forth by the director nominees of Clinton Group prior to the 2015 Annual Meeting, (ii) the failure of the Company to obtain shareholder approval for its “Say-on-Pay” vote at the 2015 Annual Meeting of Shareholders, and (iii) feedback from large shareholders of the Company’s received by the director nominees of Clinton Group prior to the 2015 Annual Meeting of Shareholders, our newly constituted Board of Directors conducted a wholesale examination of the Company’s compensation practices and set forth the following initiatives for compensation to our named executive officers:

•	Suspension of cash bonus compensation for all of our named executive officers;
•	Any long-term incentive (“LTI”) compensation requires vesting aligned with the creation of shareholder value

The Board believed that instituting these two immediate initiatives were in the best interests of shareholders.

The aforementioned initiatives are not intended to be permanent. Upon completion of (i) all restructuring activities, (ii) the stabilization of Nexsan, (iii) the transitioning of the Company into a holding company involved in asset management, and (iv) completion of its Strategic Alternatives Process, our Board intends to establish robust annual and long-term incentive programs that are based on preset financial goals and designed to incentivize performance that is aligned with the company’s strategic plan and stockholder interests.

Because of the significant changes to our Board after the 2015 Annual Meeting of Shareholders, the compensation decisions for the named executive officers in place before the 2015 Annual Meeting of Shareholders were made at a different time and by a Compensation Committee that had a different composition than the current Compensation Committee. The discussion below first addresses the compensation process and decisions made prior to May 2015 and is followed by the compensation process and decisions made after May 2015.

Compensation Process Prior to May 2015

Throughout this section, we have attempted to provide information regarding the policies and practices that were in place prior to May 2015. However, due to the significant changes to our Board and management that occurred in 2015, there are numerous policies and practices for which our recently reconstituted Board of Directors and current management team cannot explain or provide additional rationale. As a reminder, all of the members of the Board of Directors serving in May 2015 have been replaced and the Company’s senior management was replaced in late 2015 and early 2016.

Prior to May 2015, Imation compensated its named executive officers primarily through a combination of base salary, bonus and LTI compensation, as well as through retirement benefits and certain other benefits described below. The total compensation the named executive officers received varied based on position, experience and individual and corporate performance measured against annual and long-term performance goals. As executives assumed greater responsibility, a larger portion of their total compensation depended on both corporate and individual performance. Base salaries were reviewed against market data and vary based on position and individual performance. Annual and long-term incentive programs were designed to build to a total compensation package that reflected market data and a strong pay for performance philosophy.

Effective May 22, 2015, based on the election of Clinton Group nominees to the Board of Directors, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements and certain incentive award agreements with its named executive officers (the “May 2015 Change of Control Event”). Upon such change of control, under the terms of the agreements with these executives, the performance-based restricted shares were converted into the right to receive cash, and a portion of such awards vested immediately and were settled in cash. See Severance and Change of Control Agreements for further detail on these payments.

Upon receiving benchmark data from the Committee’s compensation consultant, our human resources personnel prepared all relevant data relating to compensation of the executive officers for the Chief Executive Officer (“CEO”) to review. Typically, each February the Committee reviewed our executive compensation, with the goal of ensuring the appropriate mix of compensation linked to individual and corporate performance. The Committee sought the advice and input of both its compensation consultant and Imation’s then CEO, on matters of compensation for other NEOs besides himself. The Committee met at least once per quarter, and more frequently if necessary, to perform its duties and responsibilities.

Setting Total Compensation:

Our prior compensation setting process evaluated total compensation for each named executive officer and focused on three elements: base salary, bonus and LTI compensation. The Committee’s compensation consultant compared the compensation of Imation’s executive officers to a group of peer companies as approved by the Committee and the compensation consultant’s total compensation survey of manufacturing and technology companies and other general industry companies of relatively comparable size. The companies identified as a peer group for purposes of executive compensation comparison are determined by annual revenues, similar product lines and those viewed as competitors for executive talent. The Committee size adjusted the executive compensation data of our peer group through regression analysis to mitigate the effect of using some larger peer companies. For 2015, the Committee’s compensation consultant identified, and the Committee approved, 21 peer companies (chosen based on the factors referenced above) for use in executive compensation reviews as follows*:

Plantronics, Inc.	Nimble Storage
VOXX International Corporation	Violin Memory, Inc.
Electronics for Imaging, Inc.	Carbonite, Inc.
CommVault Systems, Inc.	Falconstor Software Inc.
Quantum Corporation	Plantronics, Inc.
Silicon Graphics International Corp.	VOXX International Corporation
Cray, Inc.	Electronics for Imaging, Inc.
iRobot Corporation	CommVault Systems, Inc.
QLogic Corporation	Quantum Corporation
Emulex Corporation	Silicon Graphics International Corp.
Dot Hill Systems Corp.

* In May 2015, the Committee reviewed and approved a change in our peer group for 2016. See “Other Significant Compensation Decisions.”

In determining compensation, the Committee considers all elements of an executive’s compensation package including base salary, annual bonus, LTI compensation, retirement plans, other compensation and benefits, and potential severance payouts. This information is made available to the Committee in a summary format for each executive upon request. Although the Committee reviews all the elements of compensation regularly, the Committee focuses on base salary, annual bonus and LTI compensation in determining annual total compensation.

The Committee’s compensation consultant makes available peer group and market data described above for the individual elements of compensation (base salary, annual bonus and LTI compensation) at the 25th, 50th and 75th percentile. This peer group and market data is provided to the Committee as a general reference point in making the compensation recommendations and decisions. The Committee evaluates executive compensation with reference to a range centered around the 50th percentile for combined base salary and annual bonus and the 75th percentile for LTI compensation. The Committee considers the 75th percentile for LTI compensation to reflect the turnaround nature of our strategic plan and to tie more of the total compensation to driving long-term shareholder value. The Committee also believes the 75th percentile is appropriate where 100% of LTI is performance-based. The Committee’s compensation consultant has advised the Committee that most companies have at least some portion of LTI as time-based. Based on the reference percentiles described above, the Committee sets an available pool of dollars for base salary and LTI compensation which are then allocated among each executive officer based on the process and factors described below. The annual bonus amount is derived from the base salary allocated to each executive and his or her applicable bonus percentage. For 2015, the total compensation for executive officers was within the percentiles and the available pool of dollars set by the Committee.

Under our prior compensation program, the mix of base salary, bonus and LTI compensation varied depending upon the position held by the executive. In allocating compensation among these elements, we believe that the compensation of our executive officers – those having the greatest ability to influence Imation’s performance – should be predominately performance-based.

We believe that, as result of using both long- and short-term incentives, with a greater emphasis on long-term incentives, having caps on potential payments of performance-based compensation and stock ownership guidelines described below (along with our clawback and anti-hedging and pledging policy), our executive compensation program does not encourage our executives to take unreasonable risks relating to our business. The Committee also considers whether the program encourages unnecessary or excessive risk taking when reviewing the general design philosophy and the implementation of our program on an annual basis. The Committee considers elements such as the balance of the compensation mix, the mix between short-term and long-term goals, the type of goals, LTI design mix, payout curve and payout caps, ownership guidelines and change in control benefits. The Committee also reviews AonHewitt’s assessment of our compensation programs, and the basis for AonHewitt’s conclusions.

Base Salaries:

We use base salary to recognize individual performance, level of responsibility and scope and complexity of the position of the executive officers. The CEO evaluates executive management based on (i) their performance, including individual annual objectives and (ii) their current compensation level relative to market data from the Committee’s compensation consultant. The CEO makes recommendations to the Committee for our executive officers, other than the CEO, based on an evaluation of each executive officer against these standards. The Committee reviews the recommendations and the underlying basis for those recommendations, and approves base salaries for each executive officer, except the CEO. Based on a review of the CEO’s performance by the Nominating and Governance Committee (which is shared with the Committee) and the market data from the Committee’s compensation consultant, the Committee reviews and recommends base salary for the CEO to the independent members of the Board. Approved annual base salary increases are effective on or about May 1 each year. We believe that base salaries for Imation’s executive officers are positioned at competitive levels and reflect individual performance.

Bonuses:

Our practice has been to award cash bonuses each year based upon annual performance objectives for Imation at a corporate and/or business unit level for the previous calendar year to our eligible employees, including our named executive officers. Our Annual Bonus Plan (“ABP”) historically focused on operating results, the priorities of our businesses (including cash generation as a priority for certain businesses) and increasing efficiencies. On September 25, 2015, the Board approved our legacy business and corporate restructuring plan, which eliminated the 2015 ABP. The following is a discussion of the Committee's process and decisions relating to the ABP that were made prior to the election of the Clinton Group nominees to the Board in May 2015.

In determining the annual ABP target bonus amount for the executive officers (as a percentage of base salary), the Committee reviewed the bonus percentage with reference to market data from the peer group, and for executive officers other than the CEO, recommendations by the CEO. The Committee’s determination of the target bonus amount for the CEO was made with input from its compensation consultant regarding market data from the peer group and a review of appropriate bonus level based on CEO experience, and was recommended to the independent members of the Board of Directors for approval. The 2015 target bonus amounts ranged from 50% to 60% of base salary for executive officers other than the CEO, and 100% of base salary for the CEO. These target bonus amounts did not increase from 2014. Additionally, the Board approved the ABP financial performance targets as part of its review of executive management’s annual operational plan. The financial targets were based upon achievement of certain levels of performance at a minimum or threshold level, a target level, and a maximum or stretch level.

Primary Business Goals	Metric	Reason for metric
• Continue investments in growth segments of our businesses. • Continue maximizing cash generation in the legacy media businesses • Focus on improving gross margin.

Corporate: revenue and free cash flow

Business unit: Consumer Storage and Accessories (“CSA”): EBITDA and free cash flow. Tiered Storage and Security Solutions (“TSS”): EBITDA and revenue from the growth portions of the business

• Focus on corporate performance because overall profitability and cash management remained a priority • Business unit metrics change to provide more focused metrics for each business unit

As part of our ongoing transformation, the Committee is reviewing all areas of our compensation practices, and may discontinue some or all of our past practices. In February 2015, the Board of Directors approved the design and categories of financial performance targets for the 2015 Annual Bonus Plan. The payout of bonuses for 2015 for executive officers who are not business unit leaders (Messrs. Lucas, Robinson and Breedlove) was to be derived through achievement of certain levels of Board approved performance targets for free cash flow and revenues from certain portions of our TSS business segment. The targets are designed to be challenging but achievable and consistent with our strategy. These free cash flow and revenue targets were chosen for 2015 because the Board determined they should be the key metrics in measuring our 2015 financial performance.

The payout of bonuses for executive officers who are also business unit leaders (Messrs. Bosler and Williams) was to be derived through a combination of achievement of both the plan for other executive officers (20% of the bonus opportunity) and a business unit plan for each of their respective business units, CSA and TSS (80% of the bonus opportunity). For CSA, the payout was based on achievement of CSA EBITDA and CSA free cash flow (80%) and the corporate metrics (20%). For TSS, the payout was based on achievement of (i) TSS EBITDA and (ii) revenues from certain portions of the TSS business (80%) and the corporate metrics (20%). The business unit targets were chosen for 2015 because the Board believed they should be the key metrics in measuring each of our 2015 business unit’s performance. Each of our business units has a different focus, thus we had two different sets of metrics.

For the bonus plan for executive officers who are not business unit leaders, the 100% performance targets were as follows (dollars in millions):

Target (100%):	free cash flow: ($34.1); Revenues from portions of TSS: $105.0
Threshold (50%):	free cash flow: ($42.1); Revenues from portions of TSS: $92.5
Maximum (200%):	free cash flow: ($18.1); Revenues from portions of TSS: $118.0

The two corporate 2015 ABP targets were weighted 70% free cash flow and 30% revenues.

For the bonus plan for executive officers who are also business unit leaders, the performance targets for the business units were as follows (dollars in millions):

CSA:

Target (100%):	EBITDA: $8.2; free cash flow: $15.2
Threshold (50%):	EBITDA: $4.2; free cash flow: $12.2
Maximum (200%):	EBITDA: $16.2; free cash flow: $21.2

The two CSA business unit 2015 ABP targets were weighted 30% EBITDA, 70% free cash flow.

TSS:

Target (100%): TSS EBITDA ($24.9); revenues from certain portions of the business: $105.0

Threshold (50%): TSS EBITDA $(30.9); revenues from certain portions of the business: $92.5;

Maximum (200%): TSS EBITDA ($14.9); revenues from certain portions of the business: $118.0

The TSS business unit 2015 ABP target was weighted as follows: 50% TSS EBITDA; 50% revenues from certain portions of the business.

We calculate EBITDA for the ABP as earnings before interest, taxes, depreciation and amortization, excluding certain restructuring and other charges, recognition of European consumer levy benefits and associated levy litigation costs, executive LTI expense and discontinued operations. We calculate corporate free cash flow for bonus purposes as free cash flow from operating activities less capital spending and without impact from cash taxes, cash restructuring and other charges and litigation settlement. We calculate business unit free cash flow for bonus purposes as business unit EBITDA plus working capital.

Each target is reviewed individually to determine what performance percentage was reached, which is then multiplied by the weighting for each target to determine the total bonus payout. At threshold performance for each factor, a 50% payout of each employee's annual targeted bonus percentage would be payable, and at the maximum performance for each factor 200% would be payable. Based on performance against each factor, total bonuses can be payable at percentages between 0% and 200%.

These performance-based annual bonuses were typically determined by the base salary and bonus percentage in effect for each individual as of December 31 of the year for which the bonus is being paid. A bonus level for an individual was subject to change due to a promotion during the year, and for executive officers, the bonus percentage is typically prorated based on the promotion date or other change. For 2015, the named executive officers could earn cash bonuses up to the following amounts:

Executive Officer	Bonus at Threshold Performance Level (50% of Target)	Bonus at Target Performance Level	Bonus at Maximum Performance Level (200% of Target)
Mark E. Lucas	50% of Base Salary	100% of Base Salary	200% of Base Salary
Scott J. Robinson	25% of Base Salary	50% of Base Salary	100% of Base Salary
Gregory J. Bosler	30% of Base Salary	60% of Base Salary	120% of Base Salary
John P. Breedlove	25% of Base Salary	50% of Base Salary	100% of Base Salary
R. Ian Williams	25% of Base Salary	50% of Base Salary	100% of Base Salary

Effective May 22, 2015, based on the election of Clinton Group nominees to the Board of Directors, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements and certain incentive award agreements with its named officers. Upon such change of control, under the terms of the agreements with these executives, a prorated portion of the bonus was payable at target at the time of the May 2015 Change of Control Event and no further payments would be made under the 2015 Annual Bonus Plan other than in certain limited situations based on severance of an executive officer. See Severance and Change of Control Agreements with Named Executive Officers for further detail on these payments.

LTI:

In 2015, the Committee determined 100% of the value of each executive’s annual LTI award would be a performance-based award, to be received only if performance targets based set by the Committee are met, further aligning our executive compensation program with our long-term performance. As with the annual bonus, the targets are designed to be challenging but achievable and consistent with our strategy. The payout of performance awards for executive officers who are not business unit leaders (Messrs. Lucas, Robinson and Breedlove) were to be derived through achievement of levels of consolidated EBITDA for 2015, 2016 and 2017 set by the Compensation Committee and the Board each year, with any amounts earned payable in January 2018. The payout for our executive officer who was also the CSA business unit leader (Mr. Williams) was based on achievement of levels of CSA cash flow for 2015, 2016 and 2017 set by the Compensation Committee and the Board each year, with any amounts earned payable in January 2018. The payout for our executive officer who is also the TSS business unit leader (Mr. Bosler) was to be derived through achievement of levels of revenue from certain portions of the TSS business for the two-year period 2015-2016 and 2017 set by the Compensation Committee and the Board each period, with any amounts earned payable in January 2018. Our 2015 LTI compensation consisted of a combination of 25% performance-based shares of restricted stock and a 75% performance-based cash component.

Effective May 22, 2015, based on the election of Clinton Group nominees to the Board of Directors, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements and certain incentive award agreements with its named officers. Upon such change of control, under the terms of the agreements with these executives, a prorated portion of the LTI was payable at target at the time of the May 2015 Change of Control Event and no further payments would be made under the 2015 Annual Bonus Plan other than in certain limited situations based on severance of an executive officer. See Severance and Change of Control Agreements with Named Executive Officers for further detail on these payments.

2015 Compensation:

Prior to May 2015, the Committee made the following compensation decisions for 2015 with respect to base salary and bonus:

•	Mark E. Lucas: No adjustment to Mr. Lucas’ salary or his 100% of base salary target bonus percentage. As shown in the Summary Compensation Table, Mr. Lucas’ salary and bonus compensation in 2015 were higher than our other named executive officers.
•	Gregory Bosler: The Committee increased Mr. Bosler’s base salary 1.5% from $395,000 to $400,925 and made no adjustment to his 60% of base salary target bonus percentage.
•	John Breedlove: The Committee increased Mr. Breedlove’s base salary 2.0% from $330,000 to $336,600 and made no adjustment to his 50% of base salary target bonus percentage.
•	Scott Robinson: The Committee increased Mr. Robinson’s base salary 14.0% from $285,000 to $325,000 and made no adjustment to his 50% of base salary target bonus percentage. Mr. Robinson’s increase was in part a market adjustment based on the scope of his responsibilities.
•	Ian Williams: The Committee increased Mr. Williams' base salary 5.0% from $310,000 to $325,500 and made no adjustment to his 50% of base salary target bonus percentage.
•	The Committee, and in the case of the CEO, the independent members of the Board, granted performance-based restricted stock and a performance-based cash award as described in the table “Grants of Plan-Based Awards for Fiscal 2015.” The grants were the annual LTI grants made as part of the process described above.

The salary adjustments were made based on a combination of comparisons to peer group and performance.

Compensation Process and Decisions after May 2015

On August 19, 2015, Mark E. Lucas, resigned his employment with Imation. The Board of Directors appointed Mr. Kasoff to serve as Interim President effective August 19, 2015. Mr. Kasoff was provided compensation of $35,000 per week for his services as Interim President.1 He was not provided with a bonus or long term incentive in light of the Committee’s ongoing overall review of the executive compensation structure of the Company. On October 14, 2015, the Board of Director appointed Mr. Kasoff as Chief Restructuring Officer. Mr. Kasoff’s compensation remained unchanged for his services as Chief Restructuring Officer. On November 25, 2015, Mr. Robinson resigned his employment with the Company. At that time, the Board of Directors appointed Mr. Kasoff to also serve as the Company’s Interim Chief Financial Officer. Mr. Kasoff’s compensation remained unchanged for his additional services as Interim Chief Financial Officer. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI is performing consulting services for the Company for the period from August 8, 2015 to March 30, 2016, unless terminated earlier by the Company, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. RSI received consulting fees of $85,000 per week from the Company under the terms of the Agreement plus up to an additional $225,000 for services for the period from August 26, 2015 through September 18, 2015. For the period September 19, 2015 to November 16, 2015 RSI received consulting fees of $125,000 per week. For the period from November 17, 2015 through the remaining term of the agreement RSI received up to $172,000 per week. The increases in fees to RSI were the result of the Board’s decision to expand the scope of RSI’s activities in the restructuring of the legacy business and optimization of Nexsan and were also the result of several unplanned departures of Imation’s management during the period.

In connection with Imation’s restructuring plan announced on September 27, 2015, Mr. Williams resigned his position with Imation on September 28, 2015. On September 27, 2015, the Board of Directors appointed Mr. Fernander to serve as Interim Group President, Tiered Storage and Security Solutions. Mr. Fernander was provided compensation of $35,000 per week for his services as Interim Group President, Tiered Storage and Security Solutions.2 He was not provided with a bonus or long term incentive in light of the Committee’s ongoing overall review of the executive compensation structure of the Company. Mr. Fernander remains on the Board of Directors but as an employee Director, he will not be compensated for his service. On October 14, 2015, the Board appointed Mr. Fernander to serve as the Interim Chief Executive Officer of the Company. Mr. Fernander entered into an employment agreement with Imation (the “Employment Agreement”), pursuant to which he will serve as the Company’s Interim CEO for an initial one year term and receive base compensation of $600,000 as well as a performance-based restricted stock award of 574,000 shares. Consistent with the Board’s policy to eliminate cash bonuses for its named executive officers during the transition period, Mr. Fernander did not receive a cash bonus plan. In addition, Mr. Fernander’s all-in cash compensation under his Employment Agreement is significantly less than the salary and cash bonus opportunity and realized amount of the our previous CEO. The restricted stock award will vest in three tranches of 150,000 shares, 174,000 shares, and 250,000 shares if the Company’s common stock trades at or above $5.00 per share, $7.50 per share, and $10.00 per share, respectively, for 20 business days out of any 30 business day period, subject to Mr. Fernander being employed at the time such targets are achieved. All stock grant tranches may vest during the same overlapping period. In establishing these measures, our Board felt that setting the stock price triggers at significant premiums to the Company’s then prevailing stock price fully incentivized Mr. Fernander in a manner consistent with the creation of long-term shareholder value. Under the terms of the Employment Agreement, Mr. Fernander is entitled to receive up to one year’s base salary if his employment with the Company is terminated other than for Cause (as defined in the Employment Agreement), or by reason of his death or disability.

In summary, we believe that the compensation for both of our continuing named executive officers falls squarely within our stated near-term initiatives and addresses the concerns raised by shareholders relating to our failed 2015 “Say-on-Pay” vote.

Stock Ownership Guidelines:

The Committee has approved stock ownership guidelines as a multiple of base pay for executive management as follows: CEO (3x), CFO (2x) and Senior Vice Presidents and Vice Presidents (1x). The stock ownership guidelines were set based on the Committee’s review of an analysis of our peer group and market trends prepared by the Committee’s compensation consultant. Executives are generally expected to achieve their ownership within five years from the date they become subject to the guidelines. If an executive’s stock ownership guideline increases because of a promotion to a higher-level position, the five-year period to achieve the incremental guideline begins in January following the year of the promotion. We include personal holdings, including vested restricted stock and 401(k) Plan holdings, but exclude unvested restricted stock and unexercised options, to determine if the stock ownership guidelines are met.

1 Mr. Kasoff also serves as the President of Realization Services, Inc. (“RSI”), a full-service management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments, and has served in such capacity since founding RSI in 1997. Pursuant to a Consulting Agreement (the “Agreement”) dated August 12, 2015, RSI performed consulting services for the Company including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward through March 18, 2016. Mr. Kasoff is President of RSI. Prior to being appointed as Interim President of the Company, Mr. Kasoff and other members of RSI received consulting fees of $85,000 per week from the Company under the terms of the Agreement. Upon being appointed Interim President, Mr. Kasoff no longer received consulting fees under the Agreement, but RSI received consulting fees as described in Related Person Transactions and Related Person Transaction Policy.

2 Pursuant to a Consulting Agreement (the “Fernander Agreement”) dated August 17, 2015, Mr. Fernander agreed to perform consulting services for the Company for the period from August 19, 2015 to October 14, 2015, including assisting the Company with a review and assessment of the Nexsan and Mobile Security businesses of the Company. Prior to being appointed as Interim Group President, Tiered Storage and Security Solutions, Mr. Fernander received consulting fees of $25,000 per week from the Company under the terms of the Fernander Agreement. Upon being appointed Interim Group President, Tiered Storage and Security Solutions, the Fernander Agreement was terminated.

The value of an executive’s ownership is calculated two ways, based on (1) the current market value and (2) the market value at the time the executive became subject to the executive stock ownership guidelines. An executive is in compliance if the executive meets the guidelines under either calculation. We do not have any current executives who have been with Imation for 5 years.

In addition our Board expects to establish in 2016 a policy on stock ownership that is tied to open market purchases of the Company’s stock.

Anti-Hedging and Pledging Policy:

In February 2014, the Board of Directors approved an Anti-Hedging and Pledging Policy applicable to the Board of Directors and our executive officers. The Board of Directors believes that ownership of Imation stock by executive officers and members of the Board of Directors promotes alignment of the interests of our shareholders with those of its leadership. The Board recognized that transactions that are designed to hedge or offset declines in the market value of our stock can disrupt this alignment, interfere with Imation’s compensation programs and philosophies, and undermine policies regarding stock ownership. In addition, pledging of our stock by executive officers and directors as collateral for indebtedness can be adverse to the interests of our shareholders because it creates the risk of forced sales that depress the value of our stock, create risk of legal violations, and may encourage excessive risk-taking. The Anti-Hedging and Pledging Policy prohibits executive officers and directors from, directly or indirectly (i) purchasing any financial instrument or entering into any transaction that is designed to hedge or offset any decrease in the market value of our common stock or other equity securities (including, but not limited to, prepaid variable forward contracts, short sales, equity swaps, collars, or exchange funds) or (ii) pledging, hypothecating or otherwise encumbering shares of our common stock or other equity securities as collateral for indebtedness. This prohibition includes, but is not limited to, holding the shares in a margin account where the shares are used as collateral for a loan.

Recoupment or Clawback Policy:

The Committee has approved a recoupment or clawback policy which provides that each of our officers would be required, at the Committee’s request, to repay or return certain cash bonus payments and stock incentives in the event of a restatement of a financial statement caused, or partially caused, by the officer’s intentional misconduct. The recoupment applies to amounts received under our ABP and to stock option grants, restricted stock and performance cash awards, and is specifically set forth in ABP documents and in officer stock option and restricted stock agreements beginning in 2008.

Severance and Change of Control Benefits:

Prior to May 2015, we had a severance and change of control agreement with each of the named executive officers in the Summary Compensation Table other than Mr. Fernander and Mr. Kasoff. Mr. Fernander has certain severance provisions in his employment agreement. Mr. Kasoff has no severance or change in control benefits. In connection with Imation Corp.’s ongoing transformation, the Committee no longer believes that the severance and change of control agreement that was in place with the named executive officers in place prior to May 2015 is appropriate.

For details on the terms of the provisions in the severance and change of control agreements and the amounts each executive officer would have received under the applicable agreement based on a hypothetical change of control and termination date of December 31, 2015, see “Severance and Change of Control Agreements with Named Executive Officers.”

Retirement Plans:

The Committee believes that retirement plan benefits are important for employee retention and to be competitive in the marketplace. Imation provides the following retirement plans for U.S.-based employees:

•	A 401(k) Plan under which eligible employees may contribute up to 60% of eligible earnings (up to certain IRS limits, which in 2015 were $17,500, plus an additional $5,500 for employees who have attained age 50). For 2015, the matching contribution formula under the 401(k) Plan was considered a “safe harbor” design under the Internal Revenue Code and IRS rules and is 100% of an employee’s contributions up to 5% of the employee’s eligible earnings.

•	Cash Balance Pension Plan (the “Pension Plan”), which was “frozen” as to new participants effective December 31, 2009; this means no employees hired or rehired after December 31, 2009 are eligible to participate in the Pension Plan. In addition, the Pension Plan was later amended to “freeze” the benefits of participants effective December 31, 2010. This means no participants in the Pension Plan will receive “pay credits” under the Pension Plan after December 31, 2010. Accrued benefits as of December 31, 2010 will continue to receive “interest credits” under the Pension Plan until a participant receives a distribution.
•	A Non-Qualified Pension Plan, which is a non-qualified supplemental retirement plan under the Internal Revenue Code that covers a select group of management or highly compensated employees. An eligible participant in the Non-Qualified Pension Plan receives a benefit upon termination of employment that makes up for benefits the employee did not receive (1) under the Pension Plan because of limits on Pension Plan benefits imposed by section 415 of the Internal Revenue Code and the compensation limit under section 401(a)(17) of the Code and (2) under the 401(k) Plan for performance-based discretionary contributions on and after December 31, 2011 because of the compensation limit under section 401(a)(17) of the Code (which was $265,000 in 2015). Like the Pension Plan, the Non-Qualified Pension Plan was “frozen” as to new participants effective December 31, 2009, except for certain newly hired (or rehired) employees who are named as participants in the Non-Qualified Pension Plan on or after December 31, 2011 for purposes of receiving a benefit based on the performance-based discretionary contribution portion of formula under the 401(k) Plan.

Additional details regarding all of the Imation retirement plans are provided in the section entitled “Compensation under Retirement Plans.”

Other Compensation and Benefits:

Historically, our executive officers have received a perquisite allowance at the 50th percentile (based on AonHewitt’s total compensation survey of manufacturing and technology companies and other general industry companies of relatively comparable size), which is not grossed-up. The executive officers may use the allowance for any perquisite they choose, including continuation of the executive life insurance policy. The Committee determined that providing the perquisite allowance was more in line with market data and aligned with shareholder concerns about provision of gross-ups for taxes for executive officers. The Committee continued payment of the portion of costs associated with a comprehensive annual medical exam not covered by our medical plan separate from the perquisite allowance. There was no increase in the perquisite allowance in 2015. Beginning in 2016, the perquisite allowance was discontinued.

Other Significant Compensation Decisions

The Committee has been reviewing our peer companies with the goal of changing the peer group to better reflect the changes to our company as part of our strategic transformation. Changes are being made over time. In May 2015, the Committee approved a new peer group for 2016 removing Plantronics, Inc., VOXX International Corporation and iRobot Corporation from the peer group listed above under “Setting Total Compensation.” We size adjust the executive compensation data of our peer group through regression analysis which mitigates the effect of using some larger peer companies.

The Committee has been reviewing our peer companies with the goal of modifying the peer group to better reflect the changes to our company as part of our strategic transformation. Changes are being made over time as we move through the phases of our strategic transformation. At this point, it is not possible to accurately determine the explicit factors that the Committee will consider in determining the appropriate peer group.

Deductibility of Executive Compensation:

Section 162(m) of the Internal Revenue Code limits Imation’s ability to deduct, for federal income tax purposes, certain compensation (which is not performance-based) in excess of $1 million per year paid to executive management personnel. The tax law exempts from this rule compensation resulting from the exercise of stock options granted under conditions specified in the regulations. Under Imation’s stock incentive plans, compensation deemed paid to an executive officer when he or she exercises an outstanding option, or when a performance-based restricted stock or cash performance-based awards vest, generally qualifies as performance-based compensation which will not be subject to the $1 million limitation. Other compensation is subject to the Section 162(m) $1 million deduction limit. The Committee has reviewed, and will continue to review as circumstances change, the effects of the Section 162(m) limit on the deductibility of amounts paid under Imation’s compensation programs.

Compensation Consultant:

In 2015, the Committee used AonHewitt as its compensation consultant. AonHewitt has acted as the Committee’s independent compensation consultant since 2007. AonHewitt’s fees for executive and director compensation consulting to the Committee in fiscal year 2015 were $163,281. AonHewitt also provides certain other compensation consulting services to management. These other services were not required to be approved by the Board of Directors or the Committee. No such compensation consulting services were provided in 2015.

Although Imation retains AonHewitt and its affiliates for other services, AonHewitt has informed the Committee that it maintains safeguards to promote the independence of its executive compensation consulting advice. According to AonHewitt, these independence policies include: (i) strong confidentiality requirements, a code of conduct and a strict policy against investing in client organizations; (ii) management of multiservice client relationships by separate account executives; (iii) clearly defined engagements with compensation committees that are separate from any other services provided; (iv) formal segregation of executive compensation services into a separate business unit; (v) no incentives for cross-selling of services and no compensation rewards based on other results; (vi) no offers of more favorable terms for companies that retain AonHewitt or its affiliates for additional services; and (vii) consulting work limited to boards, compensation committees and companies, with no representation of individuals in any capacity.

The Committee determined that the work of AonHewitt did not raise any conflicts of interest in fiscal 2015. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Exchange Act, including the other services AonHewitt provided to Imation, the level of fees received from Imation as a percentage of AonHewitt’s total revenue, policies and procedures employed by AonHewitt to prevent conflicts of interest, and whether the individual AonHewitt advisers to the Committee own any Imation stock or have any business or personal relationships with members of the Committee or our executive officers.

Conclusion:

Imation and the Committee believe Imation’s compensation policies and practices are appropriately designed to meet Imation’s stated objectives and fully support our overall performance-based compensation philosophy and business objectives. Specifically, the compensation policies that exist today explicitly address the transitory nature of the Company’s business plan. The Board expects that its compensation policies will adapt in the future to address the Company’s evolution.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Imation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

COMPENSATION COMMITTEE

Joseph De Perio, Chair

Tracy McKibben

Alex Spiro

The material in this report of the Compensation Committee is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not deemed to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation of Named Executive Officers

Summary Compensation Table for 2015

The table below shows compensation for the last three fiscal years for our named executive officers for 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Robert B Fernander	2015	129,231	0	1,165,220	0	0	0	6,742	1,301,193
Interim Chief Executive Officer
Barry L Kasoff	2015	679,000	0	0	0	0	0	0	679,000
Chief Restructuring Officer, Former Chief Financial Officer
Mark E. Lucas	2015	516,758	0	1,108,950	0	0	35,338	5,488,647	7,149,693
Former President and Chief	2014	754,815	50	1,644,982	0	2,340,785	11,389	44,494	4,796,515
Executive Officer	2013	754,815	0	234,615	0	1,379,433	3,097	44,054	2,416,014
Scott J. Robinson	2015	289,904	0	184,824	0	0	12,819	613,686	1,101,233
Former Vice President and	2014	264,809	100	198,874	0	335,405	3,756	25,401	828,345
Chief Financial Officer	2013	245,005	0	23,078	0	171,875	3,038	24,350	467,346
Gregory J. Bosler	2015	412,752	0	295,720	0	0	14,380	556,011	1,278,863
Former Senior Vice President, Group President	2014	387,041	50	431,471	0	802,494	3,318	29,876	1,654,250
Consumer Storage and Accessories	2013	372,007	0	61,538	0	545,455	1,346	64,530	1,044,876
John P. Breedlove	2015	345,967	0	184,824	0	0	-77	328,757	859,471
Former Vice President, General	2014	325,502	0	215,736	0	390,556	896	30,183	962,873
Counsel and Secretary	2013	317,006	0	30,769	0	225,542	0	29,954	603,271
R. Ian Williams	2015	244,808	0	221,791	0	0	5,377	1,196,908	1,668,884
Former Vice President, Group President	2014	306,540	0	323,604	0	432,925	575	29,817	1,093,461
Tiered Storage and Security Solutions	2013	300,006	0	46,151	0	317,650	0	25,850	689,657

(1)           The amounts shown for 2014 are a 5 year service award for Messrs. Lucas and Bosler and a 10 year service award for Mr. Robinson. We award annual bonuses solely based on our achievement of certain performance targets. Accordingly, annual bonus amounts are provided in the Non-Equity Incentive Plan Compensation column of this table.

(2)           In accordance with Finance Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”), we chose the grant date fair value of the restricted stock as equivalent to the closing stock price on the date of grant: The stock awards for 2015 include (i) the entire 2015 performance-based restricted stock award, as all of the metrics were set at the time of grant

(3)           In accordance with FASB ASC Topic 718, we chose the Black-Scholes option pricing model to estimate the grant date fair value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price.

(4)           The amounts shown for 2015 are zero as the pro-rata portions of the 2015 ABP and the cash portions of the 2013, 2014 and 2015 performance awards were calculated and paid under the change in control provisions and recorded in “all other compensation” see the Supplemental All Other Compensation Table.

(5)           The amounts in this column represent changes in pension value. There are no non-qualified deferred compensation earnings for any of the named executive officers. The 2015 present value of our pension plans was calculated using the assumptions described in the Pension Benefits Table. See “Compensation Under Retirement Plans.”

(6)           The items for 2015 that make up the amounts in this column are described in the Supplemental All Other Compensation Table below.

Supplemental All Other Compensation Table

Name	Perks and Other Personal Benefits ($) (1)	Tax Reimbursements ($) (2)	Registrant Contributions to 401(k) and Non-Qualified Pension Plans ($) (3)	Severance Payment ($)
Robert B Fernander	280	0	6,462	0
Barry L Kasoff	0	0	0	0
Mark E. Lucas	23,175	977	13,250	5,451,245
Scott J. Robinson	16,155	72	13,250	584,209
Gregory J. Bosler	17,220	386	13,250	525,155
John P. Breedlove	17,220	160	13,250	298,127
R. Ian Williams	22,675	5,267	13,250	1,155,716

(1)           These amounts represent the perquisite allowance for the named executive officers. Mr. Fernander’s and Mr. Robinson’s amounts also reflect payments of $280 under our cell phone reimbursement program. Mr. Bosler’s and Mr. Robinson’s amounts also reflect payments of $420 under our cell phone reimbursement program, and Mr Williams also reflects the value of the Presidents Club trip.

(2)           These amounts represent the following: For Messrs. Lucas, Robinson and Bosler and Williams,a tax reimbursement related to the their benefits under the Non-Qualified Pension Plan based on performance-based discretionary contributions made under the 401(k) Plan in 2015 that they did not receive under the 401(k) Plan because of the compensation limit under section 401(a)(17) of the Code. Mr. Williams also reflects the tax reimbursement related to inclusion of income in regards to the Presidents Club trip.

(3)           The amount shown is the value of our matching contribution of cash to the accounts of the named executive officers under our 401(k) Plan. See “Compensation under Retirement Plans.”

Grants of Plan-Based Awards for 2015

The following table summarizes the 2015 grants of equity and non-equity plan-based awards made to each of the named executive officers in the Summary Compensation Table.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date (3)	Approval Date (4)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Robert B Fernander			0	0	0
	Oct 14, 2015	Oct 14, 2015		0			574,000		1165220

Barry L Kasoff
Mark E. Lucas			377,400	754,800	1,509,600
	Feb 12, 2015	Feb 12, 2015		2,250,000
	Feb 12, 2015	Feb 12, 2015					291,829		1,108,950

Scott Robinson			81,250	162,500	325,000
	Feb 12, 2015	Feb 12, 2015		375,000
	Feb 12, 2015	Feb 12, 2015					48,638		184,824

Gregory J. Bosler			120,278	240,555	481,110
	Feb 12, 2015	Feb 12, 2015		600,000
	Feb 12, 2015	Feb 12, 2015					77,821		295,720

John P. Breedlove			84,150	168,300	336,600
	Feb 12, 2015	Feb 12, 2015		375,000
	Feb 12, 2015	Feb 12, 2015					48,638		184,824

R. Ian Williams			81,375	162,750	325,500
	Feb 12, 2015	Feb 12, 2015		450,000
	Feb 12, 2015	Feb 12, 2015					58,366		221,791

(1)           The first line for each named executive officer represents a bonus opportunity under our 2015 ABP for 2015 performance. The actual amount paid out under our 2015 ABP is described in the Summary Compensation Table. The 2015 ABP performance conditions are described under “Compensation Discussion and Analysis-Bonuses.” The second line for Messrs. Lucas, Robinson, Bosler, Breedlove and Williams represents the LTI opportunity under the performance-based cash award granted in February 2015 (when the metric for 2015, 2016 and 2017 were set) under our 2011 Stock Incentive Plan. The performance-based cash award metrics for the 2015 LTI opportunity are described under “Compensation Discussion and Analysis-LTI.”. A pro-rata portion of the 2015 award was calculated and paid upon the change in control in May 2015. Those amounts are included in the severance totals in the Supplemental All Other Compensation Table.

(2)           For each executive officer other than Mr. Fernander, the restricted stock grants represents the LTI opportunity under the performance-based restricted stock award granted in February 2015 (when the metric for 2015, 2016 and 2017 were set) under our 2011 Stock Incentive Plan.. In the event of a Change in Control (as defined in the award agreement), the right to receive the shares will be converted to a right to receive the cash value of the shares at the time of the Change in Control and the executive would receive a prorated portion of the performance award as if the performance metric for the year of the Change in Control were met at target (100%) level. If an executive is terminated within twelve months of a Change in Control, the executive would receive an additional payment as if the all the performance metrics at the date of the Change in Control were met at target (100%) level, less any amounts previously paid at the time of the Change in Control. If an executive officer’s position is eliminated (other than for cause or after a Change in Control) or an executive officer dies or is deemed to have suffered a disability, then a portion of the restricted stock will vest for the performance period occurring during the year of termination, death or disability as if the performance metrics were met at the 100% level, prorated as of the date of termination, death or disability. Dividends, if any, on the restricted stock are accrued by Imation at the same rate as payable to all of our shareholders and are paid if and when the restricted stock vests. See ““Compensation Discussion and Analysis-LTI.” The second line for Mr. Fernander represents the performance based stock award granted in October 2015 with his appointment as CEO. The metrics were set for all tranches of the award at that time.

(3)           Pursuant to SEC rules, for all the performance-based restricted stock and cash awards, the grant date of the awards is the date the metrics were set by the Compensation Committee. February 12, 2015 is the date the metrics for the entire 2015 LTI opportunity were set for all except Mr. Fernander. October 14, 2015 is the date that Mr. Fernanders’s LTI grant in connection with his appointment as CEO was granted.

(4)           The approval date for the 2015 performance-based cash award agreement and the 2015 performance-based restricted stock represents the date the performance-based cash awards and performance -based restricted stock awards were originally approved by the Compensation Committee. The approval date for Mr. Fernanders’s October 14, 2015 grant was the date of approval by the Committee for the award in connection with Mr. Fernander’s appointment as CEO on October 14, 2015.

(5)           The grant date fair value of the restricted stock reflects the achievement of the 2015 performance metric which was the probable outcome of the award at the time of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2015 for each of the named executive officers in the Summary Compensation Table. For Messrs. Robinson and Williams, no amounts were outstanding as of December 31, 2015, as all outstanding equity awards granted to them were cancelled upon their departure from the Company. In addition, there were no outstanding equity awards held by Mr. Kasoff as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Robert B Fernander							574000	(3)	786,380

Mark E. Lucas	490	(3)			41.33	04/13/2017
	7,984	(3)			37.59	05/09/2017
	11,574	(3)			24.09	05/07/2018
	235,602				8.36	08/19/2018
	160,448				10.61	08/19/2018
	267,544				9.65	08/19/2018
	244,089		0		5.79	08/19/2018

Gregory J. Bosler	16,000				9.64	04/17/2016
	19,108				10.19	04/17/2016
	22,059				10.61	04/17/2016
	61,404				9.65	04/17/2016
	59,480		0	(4)	5.79	04/17/2016

John P. Breedlove	36,866				9.25	01/13/2019
	29,740		0	(4)	5.79	01/13/2019

(1)           The market value is based on the closing price at December 31, 2015 (the last business day of the year) of $1.37.

(2)           These options were granted for Mr. Lucas’ service while he was a director of Imation.

(3)           A grant with respect to 150,000 shares of Company stock (the “first tranche”), which shall vest in full if the Executive is employed with the Company at a time when the Company’s stock price trades at or above $5.00 for 20 business days out of any 30 business day period; a grant with respect to 174,000 shares of Company stock (the “second tranche”) which shall vest in full if the Executive is employed with the Company at a time when the Company’s stock price trades at or above $7.50 for 20 business days out of any 30 business day period; and a grant with respect to 250,000 shares of Company stock (the “third tranche”) which shall vest in full if the Executive is employed with the Company at a time when the Company’s stock price trades at or above $10.00 for 20 business days out of any 30 business day period.

Option Exercises and Stock Vested

The following table summarizes the number of option awards exercised and restricted stock vested during 2014 for each of the named executive officers in the Summary Compensation Table.

Option Exercises and Stock Vested For Fiscal 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Robert B Fernander	0	0	0	0
Barry L Kasoff	0	0	0	0
Mark E. Lucas	0	0	182,109	740,671
Scott J. Robinson	0	0	20,656	83,983
Gregory J. Bosler	0	0	46,955	190,956
John P. Breedlove	0	0	23,477	95,476

(1)           The value realized on the vesting of stock awards is the fair market value of our common stock at the time of vesting.

Compensation Under Retirement Plans

In the past several years we made changes to our retirement plans to reduce our overall expenses and the risks associated with the volatility of defined benefit pension plan expenses and to more closely align our retirement benefit design with that of our peer companies.

Our Retirement Investment Plan (the “401(k) Plan”), a tax-qualified defined contribution pension plan under the Internal Revenue Code, covers our eligible domestic employees. Eligible employees may enroll in the 401(k) Plan after joining Imation and may contribute up to 60% of eligible earnings on a pre-tax basis, up to a maximum amount determined each year by the IRS. In 2015, the IRS limit was $17,500, plus an additional $5,500 for employees who have attained age 50.

Under the 401(k) Plan, the “safe harbor” matching contribution formula is 100% of the employee’s contributions up to 5% of the employee’s eligible earnings. The maximum matching contribution per employee for 2015 was $13,250. Matching contributions deposited in the 401(k) Plan’s trust by December 31, 2014 were made in the form of Imation stock (which the participant may elect to immediately transfer to other investment funds available under the 401(k) Plan) and are immediately vested. All matching contributions deposited in the 401(k) Plan’s trust after December 31, 2014 will be made in cash. The 401(k) Plan also allows Imation to make an annual performance-based discretionary contribution on behalf of eligible employees. For 2015, management and the Committee decided that due to the state of flux of Imation, a performance based element would not be put in place for 2015.

Our Cash Balance Pension Plan, a tax-qualified defined benefit pension plan under the Internal Revenue Code (the “Pension Plan”), was “frozen” as to new participants effective December 31, 2009; this means no employees hired or rehired after December 31, 2009 are eligible to participate in the Pension Plan. In addition, the Pension Plan was later amended to “freeze” the benefits of participants in the Pension Plan effective December 31, 2010. This means no participants in the Pension Plan will receive credit for new benefit accruals (referred to as “pay credits” under the Pension Plan) after December 31, 2010; their accrued benefits as December 31, 2010 will continue to receive annual interest credits (equal to the average yield on 30-year U.S. Treasury Bonds for November of the previous year) until they receive a distribution. For the 2015 Pension Plan year, the interest-crediting rate was 3.04%. Effective December 31, 2010, we also “froze” the additional benefits that had been provided each year under our Pension Plan to certain eligible former 3M Company employees who had accrued additional benefits in our Pension Plan since our spin-off in 1996.

Employees who participate in the Pension Plan may begin receiving payment of their vested accrued benefit after they terminate employment. The accrued benefit becomes vested when a current employee attains age 65 or has completed three years of vesting service under the Pension Plan. Payment of the vested accrued benefit may be in a lump sum or as a monthly pension having an equivalent actuarial value based on conversion factors established under the Pension Plan. Participants who elect to receive payment of their accrued benefit before they attain age 65 will receive a reduced benefit based on factors under the Pension Plan.

The Internal Revenue Code and IRS rules impose certain limitations on the amount of benefits that may be provided under tax qualified retirement plans, such as our 401(k) Plan and Pension Plan. These limits, among other things, cap the amount of compensation that may be considered under the 401(k) Plan and Pension Plan (this limit under section 401(a)(17) of the Code was $265,000 in 2015). Our Non-Qualified Pension Plan provides retirement benefits for certain eligible employees affected by these limits. An eligible participant in the Non-Qualified Pension Plan receives a benefit upon termination of employment that makes up for benefits the employee did not receive (1) under the Pension Plan because of limits on Pension Plan benefits imposed by section 415 of the Internal Revenue Code and the compensation limit under section 401(a)(17) of the Code and (2) under the 401(k) Plan for performance-based discretionary contributions made on and after December 31, 2011 because of the compensation limit under section 401(a)(17) of the Code. Like the Pension Plan, the Non-Qualified Pension Plan was “frozen” as to new participants effective December 31, 2009, except for certain newly hired (or rehired) employees who are named as participants in the Non-Qualified Pension Plan on or after December 31, 2011 for purposes of receiving a benefit based on the performance-based discretionary contribution portion of the formula. Benefits under the Pension Plan and Non-Qualified Pension Plan are vested after three years of service with Imation.

The following table summarizes the present accumulated value of the pension benefits of the named executive officers in the Summary Compensation Table as of December 31, 2015.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (1) (#)	Present Value of Accumulated Benefit (2) ($)	Payments During Last Fiscal Year (3) ($)
Robert B Fernander	Pension Plan	N/A	0	0
	Non-Qualified Pension Plan	N/A	0	0
Barry L Kasoff	Pension Plan	N/A	0	0
	Non-Qualified Pension Plan	N/A	0	0
Mark E. Lucas	Pension Plan	7	25,716	0
	Non-Qualified Pension Plan	7	104,383	0
Scott J. Robinson	Pension Plan	12	83,176	0
	Non-Qualified Pension Plan	12	0	-7,042
Gregory J. Bosler	Pension Plan	7	24,136	0
	Non-Qualified Pension Plan	7	29,170	0
John P. Breedlove	Pension Plan	N/A	N/A	0
	Non-Qualified Pension Plan	5	6,273	0
R. Ian Williams	Pension Plan	N/A	N/A	0
	Non-Qualified Pension Plan	5	5,833	0

(1)          The credited service reported in this table does not impact the amount of benefits owed to each named executive under the Non-Qualified Pension Plan (because benefits under that plan are not calculated based on credited service) but it does show the vesting service each named executive has earned under the Pension Plan.

(2)          The present value was calculated using the following assumptions: a discount rate of 4.25%; an interest crediting rate of 3.25%; the years to age 65 for each named executive officer as follows: Mr. Lucas: 4.1667; Mr. Robinson: 15.9167; Mr. Bosler: 10.75; Mr. Breedlove: 6.75; and Mr. Williams:19.4167 and the following present value factor: Mr. Lucas: 0.9606; Mr. Robinson: 0.8578; Mr. Bosler: 0.9016; Mr. Breedlove: 0.9370; and Mr. Williams: 0.8293. Mr. Breedlove and Mr. Williams are not eligible for benefits under the Pension Plan because they were hired after the Pension Plan was frozen as to new participants. Their benefits under the Non-Qualified Pension Plan are based on performance-based discretionary contributions made on and after December 31, 2011 under the 401(k) Plan that they did not receive under the 401(k) Plan because of the compensation limit under section 401(a)(17) of the Code.

Severance and Change of Control Agreements with Named Executive Officers

Change of Control Benefits

We entered into a severance and change of control agreement (“Severance Agreement”) with each of the named executive officers in the Summary Compensation Table other than Messrs. Fernander and Kasoff. Under the Severance Agreement, upon a Change of Control (as defined below), an executive would receive an amount equal to a prorated portion of the annual bonus the executive would have been entitled to under the applicable annual bonus plan in effect for the calendar year in which the Change of Control occurs, and assuming that all of the performance metrics would be achieved at the target (100%) level, prorated based on the number of months in the year up to and including the month of the occurrence of the Change of Control (“Change of Control Bonus Payment”). This benefit recognizes that upon a Change of Control the metrics and focus for Imation would likely change from those existing prior to the Change of Control and acknowledges the efforts of the executives up until the Change of Control. Effective May 22, 2015, based on the election of Clinton Group nominees to the Board of Directors, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements. Each of the named executive officers with a Severance Agreement received a Change of Control Bonus Payment. The amount of the Change of Control Bonus Payment is described in the Summary Compensation Table under the heading All Other Compensation.

With respect to LTI awards, on a Change of Control, the right to receive the shares of restricted stock will be converted to a right to receive an amount equal to the cash value of the restricted stock, based on the cash value of a share at the time of the Change in Control. Executives will be vested in a portion of the cash value of both the performance-based restricted stock and performance-based cash awards, assuming that the performance goal for the year of the Change in Control would be achieved at the target (100%) level, prorated based on the number of calendar days in the year up to and including the date of Change in Control (“Change of Control LTI Payment”). This benefit recognizes that upon a Change of Control the metrics and focus for Imation would likely change from those existing prior to the Change of Control and acknowledges the efforts of the executives up until the Change of Control. Effective May 22, 2015, based on the election of Clinton Group nominees to the Board of Directors, a “Change of Control” occurred under the terms of the LTI awards. Each of the named executive officers at the time of the Change of Control received a Change of Control LTI Payment. The amount of the Change of Control LTI Payment is described in the Summary Compensation Table under the heading All Other Compensation.

Benefits on Termination of Employment

The Severance Agreement also provides certain benefits on termination of employment by Imation for any reason other than Cause (as defined below) or termination of employment by the executive for Good Reason (as defined below). No severance benefits become payable under the Severance Agreement in the event of termination of employment upon death or disability.

Upon qualification for severance benefits, the executive would receive:

•	the full base salary earned and unpaid through the date of termination;
•	any amount earned by the executive as a bonus with respect to the fiscal year preceding the date of termination if such bonus has not been paid; and
•	an amount representing credit for any paid time off (“PTO”) earned or accrued by the executive but not taken during the current year.

In lieu of any further base salary payments to the executive for periods after the date of termination, and unless termination occurs after a Change of Control (as defined below) of Imation, the executive would also receive a cash amount equivalent to the sum of:

•	an amount equal to the target bonus under the applicable bonus plan for the fiscal year in which the date of termination occurs; plus
•	an amount equal to one year’s base salary for the fiscal year in which the date of termination occurs.
•	if (and only if) the required performance metrics under the applicable annual bonus plan for the fiscal year in which the date of termination occurs are met, an amount equal to a prorated portion of the annual bonus based on the number of days in the calendar year up to and including the date of termination, payable at the time of the payment under the applicable annual bonus plan for bonuses payable for that year.

In the event termination occurs after a Change of Control, the executive would instead be eligible to receive a cash amount depending on the time between the Change of Control and the termination, as follows:

•	if the termination is within one year after the Change of Control, then the lump sum is equal to two times the executive’s total annual base salary in effect for the fiscal year of termination plus two times the average of the annual bonuses for the two fiscal years prior to termination; and
•	if the termination is more than one year but within two years after the Change of Control, then the lump sum is equal to one times his or her total annual base salary in effect for the fiscal year of termination plus one times the average of the annual bonuses for the two fiscal years prior to termination.
•	in either case, an amount equal to a prorated portion of the annual bonus an executive would have been entitled to receive under the applicable annual bonus plan assuming that all of the performance metrics for the annual bonus plan would be achieved at the target (100%) level, prorated based on the number of days in the calendar year up to and including the date of termination, but not to the extent that amounts under the same annual bonus plan for the same fiscal year were previously paid at the time of the Change of Control.

“Cause” for purposes of the Severance Agreement means termination of the executive officer’s employment for one of the following six reasons:

•	gross incompetence or substantial failure to perform the executive officers’ duties;
•	misconduct that causes or is likely to cause harm to Imation or its reputation, as determined by Imation’s Board of Directors in its sole and absolute discretion (including insobriety at the workplace during working hours or the use of illegal drugs);
•	failure to follow directions of the Board of Directors that are consistent with an executive officer’s duties;
•	conviction of, or entry of a pleading of guilty or nolo contendere to, any crime involving moral turpitude, or the entry of an order by any federal or state regulatory agency permanently prohibiting the executive officer from participating in the conduct of the affairs of Imation;
•	commission of any act of dishonesty, theft, fraud, embezzlement, misappropriation or illegal conduct which is materially injurious to Imation, regardless of whether an indictment, criminal conviction or plea of no contest occurs; or
•	violation of any applicable laws, rules or regulations or failure to comply with applicable confidentiality, non-disparagement, non-solicitation and non-competition obligations to Imation, corporate code of business conduct or other material policies of Imation that could cause material injury to Imation, which if curable, is not cured within 30 days after notice to an executive.

“Good Reason” for purposes of the Severance Agreement means the occurrence of any of the following three events, other than in connection with termination of employment or reassignment for Cause, for disability or for death:

•	a material diminution, either prior to or following a Change of Control, of an executive officer’s authority, duties or responsibilities compared to those as of the date of the severance agreement; or

•	a material diminution, either prior to or following a Change of Control, in an executive officer’s base compensation (specifically excluding any long-term incentive compensation), excluding any reduction of benefits for the employees of Imation as a whole that affects an executive officer in a manner comparable to other senior executives of Imation; or
•	a material change in the geographic location for performance of services following a Change of Control (but excluding a relocation that does not increase the executive officer’s commute by more than 50 miles).

In order to terminate for “Good Reason,” an executive officer must provide Imation written notice within 90 days of the initial existence of the Good Reason event, and Imation must not have cured the “Good Reason” within 30 days of the receipt of the notice.

“Change of Control” for purposes of the Severance Agreement means any one of the following four events:

•	a transaction or series of related transactions where a person, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of Exchange Act) acquires beneficial ownership of at least 35% of our common stock;
•	if the individuals who are a majority of our Board of Directors (the “Incumbent Directors”) as of the date of the severance agreement cease to be a majority. Any director who is later nominated for election or elected by a majority of the Incumbent Directors, will also be considered an Incumbent Director;
•	a merger, reorganization, share exchange, consolidation or other similar transaction, a sale of all the assets of Imation or issuance of our stock in connection with the acquisition of stock or assets of another company, unless: (1) the existing beneficial owners of our Company own more than 50% of the outstanding common stock and voting power (in similar proportions as their ownership before the transaction); (2) no person, entity or group beneficially owns 35% or more of the outstanding common stock or voting power and (3) at least a majority of our Board of Directors are the same directors as of the time of the execution of the agreement or initial approval of the transaction; or
•	approval by the shareholders of dissolution of Imation.

We will also provide the executive with (i) a lump sum payment equal to the employer portion of our standard medical and dental insurance coverages, as elected by the executive, in an amount equivalent to 12 months of coverage following the date of termination or 24 months of coverage after termination if the termination follows a Change of Control and (ii) up to $10,000 in outplacement services from the vendor of an executive’s choice, payable directly to the vendor, to be used (or forfeited) within three months of the date of termination.

With respect to LTI awards, if an executive’s employment is involuntarily terminated (other than Termination for Cause) within twelve (12) months after a Change in Control or an executive terminates employment for Good Reason only on or after the 120th day following the Change in Control and within twelve (12) months after a Change in Control, the executive would be entitled to receive an additional payment as if the entire award was achieved at the target (100%) level as of the date of the Change in Control, less any amounts paid to the executive as of the date of the Change of Control as described above. See “Severance and Change of Control Benefits.” With respect to stock options, if an executive’s employment is involuntarily terminated (other than Termination for Cause) within twenty-four (24) months after a Change in Control, to the extent the only condition on the unvested options is the passage of time (any performance metrics having been met), the option would become immediately exercisable. In the event Imation terminates an executive’s employment (other than Termination for Cause) or an executive terminates employment for Good Reason (in each case, other than after a Change in Control as described below), or an executive dies or is deemed to have suffered a Disability, then the executive is vested in a portion of the LTI awards (both performance-based cash and performance-based restricted stock), assuming that the performance goal for the year of termination, death or Disability would be achieved at the target (100%) level, prorated based on the number of calendar days in the year up to and including the date of the executive’s termination, death or Disability. There would be no vesting for future years.

In November 2014, the Board approved certain changes to our form of severance agreement for executive officers. The Board determined that it was appropriate to remove the provisions that provide an executive with a cash “gross-up payment” to cover any federal excise tax due under Section 4999 of the Internal Revenue Code and also to reduce the severance and other Change of Control payments to an amount so that no federal excise tax is owed by the executive. The Board also approved additional changes which are incorporated into the description above and described in “Severance and Change of Control Benefits.”

In any termination, terminated executive officers will be entitled to receive standard benefits that they are entitled to receive under our 401(k) Plan, Pension Plan and Non-Qualified Pension Plan. The severance payment obligations may be terminated if the executive violates the provisions of the applicable agreement regarding confidentiality and non-competition. The Severance Agreement also provides that the payments under the agreement are intended to be exempt from or compliant with Section 409A of the Internal Revenue Code.

Separation Agreements with Messrs. Lucas Williams, Robinson and Breedlove

On August 19, 2015, Imation and Mr. Lucas entered into a separation agreement pursuant to which Mr. Lucas resigned his employment with Imation effective as of that date and was paid the benefits he is entitled to under his equity award agreements and Severance Agreement as if he had terminated for Good Reason following a Change in Control. The amount paid to Mr. Lucas appears in the Summary Compensation Table under All Other Compensation.

On September 28, 2015, Imation and Mr. Williams, entered into a separation agreement pursuant to which Mr. Williams resigned his employment with Imation effective as of that date. Under the separation agreement, Mr. Williams received severance in the amount of 769,441 in lieu of any further rights or benefits under any Imation benefit plan or agreement, including without limitation, the Severance Agreement and the LTI awards as described above other than standard benefits that they are entitled to receive under our 401(k) Plan, Pension Plan and Non-Qualified Pension Plan. The amount paid to Mr. Williams appears in the Summary Compensation Table under All Other Compensation.

On November 25, 2015, Imation and Mr. Robinson entered into a separation agreement pursuant to which Mr. Robinson resigned his employment with Imation effective as of that date. Under the separation agreement, Mr. Robinson received severance in the amount of $300,548 in lieu of any further rights or benefits under any Imation benefit plan or agreement, including without limitation, the Severance Agreement and the LTI awards as described above other than standard benefits that they are entitled to receive under our 401(k) Plan, Pension Plan and Non-Qualified Pension Plan. The amount paid to Mr. Robinson appears in the Summary Compensation Table under All Other Compensation.

On January 13, 2016, Imation and Mr. Breedlove entered into a separation agreement pursuant to which Mr. Breedlove resigned his employment Imation effective as of that date. Under the separation agreement, Mr. Breedlove received severance in the amount of $485,344.75 in lieu of any further rights or benefits under any Imation benefit plan or agreement, including without limitation, the Severance Agreement and the LTI awards as described above other than standard benefits that they are entitled to receive under our 401(k) Plan, Pension Plan and Non-Qualified Pension Plan. The amount paid to Mr. Breedlove appears in the Summary Compensation Table under All Other Compensation.

For a description of the amounts payable to Mr. Bosler under the Severance Agreement based on a hypothetical termination of employment on December 31, 2015 which would qualify him for severance benefits, see the subsection entitled “Severance and Change of Control Benefits.” Mr. Bosler was the only remaining named executive officer as of December 31, 2015 with a Severance Agreement. For a description of the amounts payable to Mr. Fernander under his Employment Agreement based on a hypothetical termination of employment on December 31, 2015 which would qualify him for severance benefits, see the subsection entitled “Severance and Change of Control Benefits

Severance and Change of Control Benefits.

Based upon a hypothetical termination date of December 31, 2015, the severance benefits for our named executive officers for a qualified termination without a Change of Control would have been as described below:

Name	Base Salary ($) (1)	Accrued Unused PTO ($)	Total ($)
Robert B Fernander	600,000	8,077	608,077

Based upon a hypothetical Change of Control at December 31, 2015, the Change of Control benefits for our named executive officers would have been as described below:

Name	Severance Payment	Pro Rata Target Bonus Payment	Stock Option	Restricted Stock	LTI Plan	Retirement Benefit	Welfare Benefits	Outplac e -ment	Amount Forfeited by Executive	Aggregate Payments	Excise Tax Paid by Executive
Bosler	$1,573,133	$240,555	$0	$0	$1,973,242	$0	$49,999	$10,000	$(1,864,990)	$1,981,939	$0

COMPENSATION OF DIRECTORS

The Nominating and Governance Committee reviews Board compensation every year based on a market analysis provided by the Nominating and Governance Committee’s compensation consultant which is the same compensation consultant used by the Compensation Committee. For 2015, the compensation consultant was AonHewitt. The compensation consultant advised the Nominating and Governance Committee on the competitive position of the Board of Directors compensation relative to the peer group of companies used for executive compensation and based on market trends such as mix of cash and equity.

The Board has made changes to its compensation and its size over time to reflect both the market analysis and the transformation of Imation. From 2011 to 2014, total director compensation expense has decreased by 16%. Further reductions in director compensation in May 2015 reduced director compensation expense by over an additional 28% and reduce total director compensation expense since 2011 by over approximately 40%.

In connection with potential changes to our peer group for executive compensation (see “Compensation Discussion and Analysis—Other Significant Compensation Decisions”), in January 2015, the Nominating and Governance Committee asked AonHewitt to compare our director compensation with that of the proposed peer group. A new peer group was proposed in order to include companies in industries more similar to Imation and more similar in size. After review of the peer group director compensation data, changes to further reduce director compensation were recommended by the Nominating and Governance Committee to further align our director compensation with that of the proposed peer group. On February 5, 2015, the Board of Directors approved the following additional changes to reduce Board of Director compensation effective May 20, 2015: the elimination of Board and Committee meeting fees after the May meetings, the elimination of the matching gift and a further reduction of Non-Executive Chairman compensation from $150,000 ($75,000 cash and $75,000 equity) to $100,000 ($50,000 cash and $50,000 equity). These changes put our average total compensation for directors at the median of our proposed peer group and result in an estimated overall reduction in director compensation of approximately 40% since 2011. In May 2015, the Board approved a further reduction in equity compensation to $125,000.

Consistent with the initiatives set forth by the director nominees of Clinton Group prior to the 2015 Annual Meeting and taking into account the failure to obtain shareholder approval of the Company’s compensation of its named executive officers at Company’s 2015 Annual Meeting of Shareholders, in the third quarter of 2015, the newly constituted Board of Directors conducted a wholesale examination of all of the Company’s compensation practices, and determined to reduce annual director compensation from $175,000 to $125,000, or 29%.

In August 2015, Messrs. Searing and Spiro and Ms. McKibben were elected to the Board. On November 16, 2015, the Board approved an equity component for Messrs. Searing, Spiro and Ms. McKibben’s compensation for the May 2015-May 2016 year of service comprised of $75,000 in restricted stock units settled in cash, with the number of units based on the closing price of the Company’s common stock on the grant date of November 18, 2015. The Board elected to use restricted stock units because it does not have enough shares available in the Non-Employee Director Pool under the under its Stock Incentive Plan.

The table below shows the compensation non-employee directors currently receive for service on our Board, as well as non-employee compensation processes and decisions made prior to May 2015 and those made after May 2015:

Type of Compensation	Prior to May 2015	Post May 2015
Annual Retainer	$50,000
Committee Chairman Fee

•     $10,000 per year for serving as chair of the Nominating and Governance Committee

•     $15,000 per year for serving as chair of the Compensation Committee

•     $25,000 per year for serving as chair of the Audit and Finance Committee

No Change
Non-Executive Chairman Fee	$50,0000 (in addition to the Annual Retainer received by all Directors)	No Change
Meeting Attendance	No fees after May 2015	No fees after May 2015
Interview of Board Candidates	$1,500 per interview where travel outside of regularly scheduled Board meetings is required	Eliminated
Equity Grants*	• The annual equity grant is a dollar value of $125,000 in restricted stock, valued under a modified Black-Scholes model.	• The annual equity grant is a dollar value of $75,000 in restricted stock, valued under a modified Black-Scholes model.
	• The Non-Executive Chairman of the Board receives an additional equity grant of $50,000, also in restricted stock using the same valuation model.	• Directors joining during the year receive a prorated grant (Mr. Putnam’s grant incepted this policy)
Matching Gift	None (effective May 2015)	None (effective May 2015)
Continuing Education Program Reimbursement	We encourage our directors to attend continuing education programs for directors and reimburse any director who chooses to attend such programs for the cost of attending the program, including travel and lodging, at the maximum rate of one program per year.	No Change
Travel Reimbursement	We reimburse directors for travel costs of attending Board meetings, other meetings with management and interviews of Board candidates.	No Change

*Equity Grants: Directors receive an initial equity grant of restricted stock on the date a person becomes a director and an additional annual equity grant of restricted stock on the date of the annual meeting of shareholders each year. The restricted stock vests in one year but may accelerate under certain circumstances such as death, disability, retirement and change of control of Imation, as defined under the 2005 Director Program, as amended. The initial equity grant for a director or Non-Executive Chairman who is first elected at a time other than the annual meeting of shareholders is prorated based on the dollar value of the equity grant to directors or the Non-Executive Chairman at the time of the preceding annual meeting of shareholders.

In lieu of cash, non-employee directors may elect to receive all or part of their Annual Retainer, Non-Executive Chairman fee, Committee Chairman fee and meeting fees in shares of common stock or in restricted stock units equivalent to shares of common stock.

Director Compensation for Fiscal Year 2015

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation($) (3)	Total ($)
Geoff S. Barrall	46,453	125,000	200,000	371,453
Anthony T. Brausen	79,258	125,000	0	204,258
Joseph DePerio	70,343	125,000	0	195,343
Robert B Fernander	25,387	125,000	300,000	450,387
Barry L Kasoff	18182	125,000	0	137,057
William G. LaPerch	95,682	175,000	0	270,682
L. White Matthews, III	40,339	0	0	40,339
Tracy McKibben	16,750	75,000	0	91,750
Robert Searing	17,375	75,000	0	92,375
Alex Spiro	17,375	75,000	0	92,375
David B. Stevens	24,860	0	2500	27,360

(1) Mr. Kasoff returned $6,125 of his director fees in November 2015 representing his fees from August 16–September 30, 2015.

(2) On May 26, 2015, each director, other than Messrs. LaPerch, Spiro and Searing and Ms McKibben, was awarded 26,882 shares of restricted stock. The grant date fair value of each restricted stock award is $125,000. On May 26, 2015 Mr. LaPerch as Non-Executive Chairman was awarded 37,635 shares of restricted stock. The grant date fair value of his restricted stock award is $175,000. Mr. Spiro and Mr Searing joined our Board on August 26, 2015 and Ms McKibben joined our Board on August 31, 2015 and were awarded on November 18, 2015 a pro-rated grant of 41,667 in restricted stock units settled in cash for which the grant date fair value was $75,000. Mr. Matthews and Mr. Stevens left our Board on May 25, 2015 and did not receive an award of restricted stock. Mr. LaPerch left the Board on August 13, 2015, Mr Brausen left the Board on August 16, 2015 and their shares of restricted stock were forfeited. The stock awards for Barall, Kasoff and Fernander when they became employee directors were reduced to 10,672 for Fernander and Barall and 6,398 for Kasoff. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”), we chose the grant date fair value of the restricted stock as equivalent to the closing stock price on the date of grant: $4.65 (May 26, 2015) and $1.80 (November 18, 2015).

(3) These amounts represent matching gifts by Imation to qualified charitable institutions of $2,500 on behalf of Mr. Stevens, and consulting fees paid to Mr. Fernander and Mr. Barrall.

Stock Ownership Guidelines

Our director stock ownership guidelines provide that each of our directors is encouraged to own stock valued at not less than $150,000, representing three times the annual retainer. The stock ownership should be considered a long-term investment and be achieved within five years of joining the Board of Directors. The value of director’s ownership is calculated two ways, based on (1) the current market value and (2) the value at the time the director became subject to the director stock ownership guidelines. A director would be in compliance if the director meets the guidelines under either calculation.

In addition the Board expects to establish in 2016 additional stock ownership guidelines tied to open market purchases of the Company’s common stock.

Board Retirement Policy

The Board has adopted a retirement policy that provides that:

•	non-employee directors cannot be nominated for re-election as a director at the next annual meeting of shareholders following either 15 years of service as a director or reaching the age of 70, whichever comes first;
•	a director who is also our Chief Executive Officer must submit his or her resignation from the Board when he or she ceases to be the Chief Executive Officer; and
•	any other director who is an employee must retire from the Board (i) at the time of a reduction in his or her duties or responsibilities as an officer unless the Board at its sole discretion determines the officer continues to be qualified to act as a director, (ii) upon termination of his or her active service as an employee or (iii) upon attaining the age of 65, whichever is earliest.

Indemnification Agreements

It is our policy to indemnify directors and officers against any costs, expenses and other liabilities to which they may become subject by reason of their service to us and to insure our directors and officers against such liabilities to the extent permitted by applicable law. Our bylaws provide for indemnification of our directors, officers and employees against those costs, expenses and other liabilities as long as the director, officer or employee acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests. We have also entered into indemnity agreements with each of our directors where we have agreed to indemnify each director to the full extent provided by applicable law and our bylaws as currently in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below shows the number of shares of our outstanding common stock as of April 25, 2016, held by each person that we know owns beneficially (as defined by the Securities and Exchange Commission for Annual Reports on Form 10-K purposes) more than 5% of any class of our voting stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ariel Investments, LLC	7,232,839	(1)	19.41%
200 East Randolph Street, Suite 2900
Chicago, IL 60601
Wells Fargo & Company	5,141,267	(2)	13.80%
420 Montgomery Street
San Francisco, CA 94104
Private Capital Management, LLC	3,584,055	(3)	9.62%
8889 Pelican Bay Boulevard, Suite 500
Naples, FL 34108
Dimensional Fund Advisors LP	3,059,857	(4)	8.21%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746
BlackRock Inc.	1,934,249	(5)	5.19%
55 East 52nd Street
New York, NY 10055

_____________________________

(1)             A Schedule 13G/A was filed with the Securities and Exchange Commission on February 12, 2016 by Ariel Investments, LLC (“Ariel”), an investment advisor, reporting beneficial ownership of 7,232,839 shares of our common stock. Of such shares, Ariel reported that it had sole voting power with respect to 5,341,011 shares and sole dispositive power with respect to 7,232,839 shares.

(2)             A Schedule 13G/A was filed with the Securities and Exchange Commission on January 27, 2016 by Wells Fargo & Company (“Wells Fargo”) reporting beneficial ownership on a consolidated basis of 5,141,267 shares of our common stock. Of such shares, Wells Fargo reported that it had sole voting power with respect to 1,987 shares, sole dispositive power with respect to 1,987 shares, shared voting power with respect to 4,706,538 shares and shared dispositive power with respect to 5,139,260 shares. Wells Capital Management Incorporated, a wholly owned subsidiary, is an investment advisor that beneficially owns 4,663,123 shares of common stock, over which it has shared voting power with respect to 1,777,863 shares, shared dispositive power with respect to 4,663,123 shares and sole voting power and dispositive power with respect to 0 shares. Wells Fargo Fund Management LLC, a wholly owned subsidiary, is an investment advisor that beneficially owns 2,466,118 shares of common stock, over which it has shared voting power and shared dispositive power. Wells Fargo filed the report as a parent holding company for Wells Capital Management Incorporated (Investment Advisor), Wells Fargo Advisors, LLC (Broker-Dealer), Wells Fargo Funds Management, LLC (Investment Advisor) and Wells Fargo Bank, National Association (Bank), each of which is a subsidiary of Wells Fargo.

(3)             A Schedule 13G/A was filed with the Securities and Exchange Commission on February 11, 2016 by Private Capital Management, LLC (“Private Capital”) reporting beneficial ownership of an aggregate of 3,584,055 shares of our common stock. Of such shares, Private Capital reported that it had sole voting power and sole dispositive power with respect to 913,340 shares and shared voting power and dispositive power with respect to 2,670,715 shares. Private Capital is an investment company and exercises shared voting authority with respect to shares held by those Private Capital clients that have delegated proxy voting authority to Private Capital. Private Capital disclaims beneficial ownership of shares over which it has dispositive power and disclaims the existence of a group.

(4)             A Schedule 13G/A was filed with the Securities and Exchange Commission on February 9, 2016 by Dimensional Fund Advisors LP (“Dimensional”) reporting beneficial ownership of an aggregate of 3,059,857 shares of our common stock. Of such shares, Dimensional reported that it had sole voting power with respect to 3,021,167 shares and sole dispositive power with respect to 3,059,857 shares. Dimensional is an investment advisor/sub-advisor/manager to certain funds and as investment advisor/sub-advisor/manager, Dimensional possesses investment and/or voting power of the securities of the funds and may be deemed to be the beneficial owner of the shares held by the funds. Dimensional disclaims beneficial ownership of the shares held by the funds.

(5)             A Schedule 13G was filed with the Securities and Exchange Commission on January 28, 2016 by BlackRock Inc. (“BlackRock”) reporting beneficial ownership of an aggregate of 1,934,249 shares of our common stock. Of such shares, Black Rock reported that it had sole voting power with respect to 1,911,824 shares and sole dispositive power with respect to 1,934,249 shares. Black Rock filed the report as a parent holding company for BlackRock Advisors, LLC, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC.

SECURITY OWNERSHIP OF MANAGEMENT

The table below shows the number of shares of our common stock beneficially owned as of April 25, 2016 by each director, each nominated director, each officer named in the Summary Compensation Table in this Annual Report on Form 10-K and all directors and executive officers as a group. Except as otherwise indicated, the named person has sole voting and investment powers with respect to the shares held by that person, and the shares are not subject to any pledge.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Joseph A. De Perio	102,620	*
Geoff Barrall	78,767	*
Tracy McKibben	—	*
Donald H. Putnam	—	*
Robert Searing	—	*
Alex Spiro	—	*
Robert B. Fernander	695,377	1.87%
Barry L. Kasoff	6,398	*
Gregory J. Bosler	—	*
Mark E. Lucas	432,593	1.16%

Scott J. Robinson	12,296	*
John P. Breedlove	10,828	*
R. Ian Williams	59,823	*
All Directors and Executive Officers as a Group (8 persons)	883,162	3.75%

____________________________

* Indicates ownership of less than 1%.

(1) In addition to the unrestricted shares held by the named individuals, the shares shown include (i) the following shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of April 18, 2016: Dr. Barrall 50,000 shares; and all directors and executive officers as a group, 50,000 shares; (ii) the following shares allocated as of March 10, 2015 to the accounts of participants under the Imation Retirement Investment Plan: Mr. Lucas, 36,724 shares; and Mr. Williams, 10,063 shares; and all executive officers as a group, 46,787 shares (iii) the following shares of common stock expected to vest on May 26, 2016: Mr. De Perio, 26,882; Mr. Fernander, 10.672; Mr. Kasoff, 6,398 shares; and all executive officers as a group 43,952. The holders of restricted stock have voting power but no investment power with respect to those shares. The participants in the Imation Retirement Investment Plan have shared voting and investment power with respect to such shares.

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

Equity Compensation Plans Approved by Shareholders	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
2011 Stock Incentive Plan	2,425,528	(1)	$3.31	125,649
2008 Stock Incentive Plan	1,609,222	(1)	$10.38	0	(2)
2005 Stock Incentive Plan	526,471		$31.29	0	(2)
Total	4,551,221		$9.02	125,649

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

RELATED PERSON TRANSACTIONS AND RELATED PERSON TRANSACTION POLICY

Policy And Procedures For Review Of Related Party Transactions

On February 6, 2007, the Audit and Finance Committee of the Board of Directors adopted a written policy regarding transactions with related persons. In accordance with the policy, the Audit and Finance Committee is responsible for the review and approval of all transactions with related persons that are required to be disclosed under the rules of the Securities and Exchange Commission. Under the policy, a “related person” includes any of our directors or executive officers, certain of our shareholders and any of their respective immediate family members. The policy applies to transactions in which Imation is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. A related person’s material interest in a transaction is to be determined based on the significance of the information to investors in light of all the circumstances. Under the policy, management is responsible for disclosing to the Audit and Finance Committee all material information related to any covered transaction. The Audit and Finance Committee may use any process and review any information that it determines is reasonable under the circumstances in order to determine whether the covered transaction is fair and reasonable and on terms no less favorable to Imation than could be obtained in a comparable arms-length transaction with an unrelated third party.

Certain Transactions With Or Involving Related Persons

2015 was a year of significant change for Imation. At the Company's 2015 Annual Meeting of Shareholders, shareholders elected the three directors nominated by Clinton Relational Opportunity Master Fund, L.P. (the “Clinton Group”), Messrs. De Perio, Fernander and Kasoff, replacing three incumbent directors who were standing for reelection. The related person transactions disclosed in this section for Messrs. Fernander, Kasoff and Barrall all represent the Board’s efforts to swiftly install an interim management to lead the Company and execute the widespread restructuring and business planning.

On August 17, 2015, Imation entered into a consulting agreement with Mr. Fernander to perform certain services including assisting the Company with a review and assessment of the Nexsan and IronKey businesses of the Company, for which he received consulting fees of $25,000 per week, subject to termination by the Company on a one week's notice. For the year ended December 31, 2015, the Company paid $300,000 to Mr. Fernander for these services.

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

Mr. Kasoff also serves as president of Realization Services, Inc. (RSI), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI is performing consulting services for the Company for the period from August 8, 2015 to March 30, 2016, unless terminated earlier by the Company, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. RSI received consulting fees of $85,000 per week from the Company under the terms of the Agreement plus up to an additional $225,000 for services for the period from August 26, 2015 through September 18, 2015. For the period September 19, 2015 to November 16, 2015 RSI received consulting fees of $125,000 per week. For the period from November 17, 2015 through the remaining term of the agreement RSI received up to $172,000 per week. For the year ended December 31, 2015, the Company paid $3.0 million to RSI which is recorded in restructuring and other charges.

On August 31, 2015, Imation entered into a consulting agreement with Geoff Barrall, a member of the Board pursuant to which Mr. Barrall will perform certain services including formulating a business plan and budget for the Company which is subject to termination by the Company on a one week's notice. The consulting agreement with Mr. Barrall was terminated on October 12, 2015. For the year ended December 31, 2015, the Company paid $200,000 to Mr. Barrall associated with his consulting agreement which is recorded in restructuring and other charges.

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

Mr. De Perio currently serves as Senior Portfolio Manager of the Clinton Group. During the third quarter of 2015, the Board authorized reimbursement to the Clinton Group for its documented expenses related to proxy contest fees for 2015 for $0.6 million. The fees were paid in 2015.

In January 2015, the Board of Directors approved investing up to 25% of the Company’s excess cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity. On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The Fund is managed by Clinton Group. Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of Imation common stock at a value of $1.00 per share. The closing price of the Company’s common stock on February 8, 2016 was $0.65. The Board of Directors, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote. On March 17, 2016, the Board of Directors approved the elimination of the 25% limitation on the amount of the Company’s excess cash that may be invested, such that the Company may now invest up to $35 million of its excess cash in Clinton Lighthouse. On April 29, 2016, the Company and Clinton Group entered into an amended and restated agreement in order to adjust the price at which Imation stock would be valued for purposes of paying the incentive fee thereunder from $1.00 to $1.80 beginning May 1, 2016, subject to adjustment based on the volume weighted average price of Imation’s common stock. The Company has not made any payments under the original agreement and the amended and rested agreement is subject to the Company’s receipt of shareholder approval of the issuance of common stock contemplated by the agreement. Following the payment of an incentive fee to Clinton Group, Mr. De Perio intends to step down from our audit and compensation committees.

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

DIRECTOR INDEPENDENCE AND DETERMINATION OF AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors reviewed the independence of our directors and nominees in February 2016. The Board made this review to determine whether any of the relationships or transactions described below, if existing, were inconsistent with a determination that the director or nominee is independent. During this review, our Board reviewed:

•	whether there were any transactions or relationships between each director, nominee or any member of his or her immediate family and us and our subsidiaries and affiliates; and
•	whether there were any relationships between the directors or nominees and senior management and between directors or nominees and our independent registered public accounting firm.

Other than Robert Fernander and Barry Kasoff, who are all employee directors, none of the directors or nominees had any material relationship with us that would interfere with their independence from management. Therefore, the Board affirmatively determined that all of the directors and nominees, other than Robert Fernander, Barry Kasoff, are independent as defined under the New York Stock Exchange listing standards.

In March 2016, the Board also reviewed whether the Audit and Finance Committee had an audit committee financial expert as defined in the Securities and Exchange Commission rules. The Board reviewed the skills and experience required under the rules and determined that Messrs. De Perio and Searing qualify as audit committee financial experts as defined under those rules.

Compensation Committee Interlocks and Insider Participation

During 2015, none of the members of our Compensation Committee was a current or former employee of our Company. For a description of the interests of certain members of our Compensation Committee in related-party transactions involving our Company, please see “Related Person Policy and Transactions.”

No interlocking relationships exist between our Board of Directors or our Compensation Committee and the Board of Directors or the Compensation Committee of any other entity. None of our executive officers serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee.

MEETINGS OF THE BOARD AND BOARD COMMITTEES

Meetings of the Board

During 2015, the Board of Directors held a total of thirty-two meetings, and the various committees of the Board met a total of eighteen times. Each incumbent director attended at least 75% or more of the total meetings of the Board of Directors and the Board committees on which the director served. The non-management directors of the Board met at scheduled executive sessions at each Board meeting. The Non-Executive Chairman, currently Joseph A. De Perio, presided at these sessions.

Committees of the Board

The standing committees of the Board of Directors are the Audit and Finance Committee, Compensation Committee and Nominating and Governance Committee. Each of the Board committees has adopted a written charter which describes the functions and responsibilities of the committee. The charters for our Audit and Finance Committee, Compensation Committee and Nominating and Governance Committee are available on our website. The Internet address for our website is www.imation.com. The charters are on our “Corporate Governance” page, which can be accessed from the “Investor Relations” page, which can be accessed from the main web page. The Board also establishes subcommittees from time to time to review particular issues such as material merger and acquisition activity.

Audit and Finance Committee

Members: Three non-employee directors:

Messrs. De Perio (Chair), Searing and Spiro. Messrs. Brausen, Matthews and LaPerch served on the Committee until their departures from the Imation Board in May (Matthews) and August (Brausen and LaPerch) 2015. During their term served, each of the members of the Audit and Finance Committee has been an independent director as defined under the New York Stock Exchange listing standards and the rules of the Securities and Exchange Commission.

Number of meetings in 2015: Ten

Functions:

•	Reviews our consolidated financial statements, including accounting principles and practices
•	Has the authority to appoint or replace our independent registered public accounting firm and approve the scope of its audit services and fees
•	Reviews and approves non-audit services and fees performed by our independent registered public accounting firm
•	Reviews our compliance procedures and scope of internal controls
•	Reports to the Board of Directors on the adequacy of financial statement disclosures and adherence to accounting principles
•	Reviews financial policies which may impact our financial statements
•	Oversees our internal audit function with the Manager of Internal Audit reporting directly to the Audit and Finance Committee
•	Monitors compliance with financing agreements
•	Monitors the functions of our Pension and Retirement Committee
•	Reviews and approves any related person transactions under our related person transaction policy

Under our Guidelines, no director may serve on a total of more than three public company audit committees. All of our directors are in compliance with that provision of our Guidelines.

Compensation Committee

Members: Three non-employee directors:

Mr. De Perio (Chair), Ms. McKibben and Mr. Spiro. Messrs. Brausen, LaPerch and Stevens served on the Committee until their departures from the Board in May (Stevens) and August (Brausen and LaPerch). Dr. Barall served on the Committee until he was determined to no longer be independent in August 2015. During their term of service, each of the members of the Compensation Committee has been an independent director as defined under the New York Stock Exchange listing standards.

Number of meetings in 2015: Four

Functions:

•	Reviews and approves compensation and benefits programs for our executive officers and key employees

•	Oversees executive evaluation process and approves compensation for executives other than the Chief Executive Officer
•	Reviews and recommends Chief Executive Officer compensation to the independent directors
•	Reviews executive stock ownership guidelines and progress in meeting the guidelines
•	Oversees implementation of certain stock and compensation plans

Nominating and Governance Committee

Members: Three non-employee directors:

Mr. De Perio (Chair), Ms. McKibben and Mr. Searing. Messrs. LaPerch, Matthews and Stevens on the Committee until their departures from the Board in May (Matthews and Stevens ) and August ( LaPerch). Dr. Barall served on the Committee until he was determined to no longer be independent in August 2015. During their term served, each of the members of the Nominating and Governance Committee has been an independent director as defined under the New York Stock Exchange listing standards.

Number of meetings in 2015: Four

Functions:

•	Advises and makes recommendations to the Board on all matters concerning directors (such as independence evaluations, committee assignments, director compensation and director stock ownership guidelines) and corporate governance matters
•	Advises and makes recommendations to the Board on the selection of candidates as nominees for election as directors
•	Reports to the Board on succession planning, including succession in the event of retirement of the Chief Executive Officer
•	Oversees the evaluation of the Chief Executive Officer

Item 14. Principal Accountant Fees and Services.

AUDIT AND OTHER FEES AND AUDIT AND FINANCE COMMITTEE PRE-APPROVAL POLICY

Audit and Other Fees

Following is a listing of the services provided by type and amount charged to us by PwC for fiscal years 2015 and 2014:

	Fiscal Year 2015	Fiscal Year 2014
Audit Fees:
GAAP and statutory audits	$2,527,091	$2,064,000
Audit-Related Fees:
Services related to business transactions	$0	$0
Employee benefit plan audits	$6,000	$22,000
Attest services and other	$15,239	$7,000
Total Audit-Related Fees	$21,239	$29,000

Tax Fees (tax preparation, advice and consulting)	$450,438	$469,000

All Other Fees:
Financial training materials	$3,600	$4,000

Audit and Finance Committee Pre-Approval Policy of Audit and Permissible Non-Audit Services

All the services provided by PwC are subject to pre-approval by the Audit and Finance Committee. The Audit and Finance Committee has authorized the Chairman of the Audit and Finance Committee to approve services by PwC in the event there is a need for approval prior to the next full Audit and Finance Committee meeting. The Chairman reports any pre-approval decisions to the Audit and Finance Committee at its next scheduled meeting.

With respect to each proposed pre-approved service, PwC provides back-up documentation as requested, including estimated fees regarding the specific services to be provided. The Audit and Finance Committee (or Chairman, as applicable) reviews the services and the estimated fees and considers whether approval of the proposed services will have a detrimental impact on PwC’s independence prior to approving any service. At least annually, a member of our management reports to the Audit and Finance Committee all audit and non-audit services performed during the previous twelve months and all fees billed by PwC for those services.

In fiscal 2015 and 2014, all audit services, audit-related services, tax services and those items described above under all other fees were pre-approved by the Audit and Finance Committee or the Chairman.

PART IV

Item 15. Exhibits

List of Documents Filed as Part of this Report

1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K.

2. Financial Statement Schedules

All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibit
2.1	Asset Purchase Agreement, dated May 7, 2007, among Hopper Radio of Florida, Inc., Memcorp, Inc., Memcorp Asia Limited and Imation Corp. (incorporated by reference to Exhibit 2.1 of Imation’s Form 10-Q for the quarter ended March 31, 2007)
2.2	Acquisition Agreement, dated April 19, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on April 25, 2007)
2.3	Acquisition Agreement, dated January 19, 2006, by and between Imation Corp. and Memorex International Inc. (incorporated by reference to Exhibit 2.1 to Imation’s Form 8-K Current Report filed on January 25, 2006)
2.4	Inducement Agreement, dated January 19, 2006, among Hanny Holding Limited, Hanny Magnetics (B.V.I.) Limited, Investor Capital Management Asia Limited, Investor Capital Partners — Asia Fund L.P, Global Media Limited, Memorex Holdings Limited and Imation Corp. (incorporated by reference to Exhibit 2.2 to Imation’s Form 8-K Current Report filed on January 25, 2006)
2.5	Purchase Agreement, dated October 5, 2011, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.5 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)
2.6	First Amendment to Purchase Agreement, dated January 5, 2012, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.6 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)
2.7	Second Amendment to Purchase Agreement, dated January 31, 2012, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.7 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)
2.8	Third Amendment to Purchase Agreement, dated February 10, 2012, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.8 of Imation's Annual Report on Form 10-K for the year ended December 31, 2011)
2.9	Fourth Amendment to Purchase Agreement, dated November 6, 2013, by and between Imation Corp. and FF Realty LLC (incorporated by reference to Exhibit 2.9 of Imation's Annual Report on Form 10-K for the year ended December 31, 2013)
2.10	Agreement and Plan of Merger dated December 31, 2012, by and among Imation Corp., Naboo Merger Corp., and Nexsan Corporation (incorporated by reference to Exhibit 2.1 to Imation's Form 8-K/A Current Report filed on March 12, 2013) (Schedules have been omitted pursuant to Item 601(b(2) of Regulation S-K. Imation agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.) **
3.1	Restated Certificate of Incorporation of Imation Corp. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310)

3.2	Amended and Restated Bylaws of Imation Corp., effective November 7, 2013 (incorporated by reference to Exhibit 3.1 to Imation’s Form 10-Q for the quarter ended September 30, 2013)
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Imation Corp. (incorporated by reference to Exhibit 3.1 on Imation's Current Report on Form 8-K filed August 11, 2015)
4.1	Rights Agreement, dated as of August 7, 2015, by and between Imation Corp. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation's Current Report on Form 8-K filed August 11, 2015)
10.1	Trademark License Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.2	IMN Trademark License Agreement, dated July 31, 2007, by and between IMN Data Storage Holdings C.V. and TDK Corporation (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.3	Supply Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.4	Investor Rights Agreement, dated July 31, 2007, by and between Imation Corp. and TDK Corporation (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on August 3, 2007)
10.5*	Stock Purchase and Merger Agreement, dated October 14, 2015, by and among Imation Corp., Imation Transporter Co., Connected Data, Inc., and certain other parties named therein (incorporated by reference to Imation's Current Report on Form 8-K filed October 20, 2015)
10.6*	Imation Corp. TDK Corporation Agreement dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.7	Purchase and Sale Agreement between Imation Corp. and Larson Family Real Estate LLLP, dated December 18, 2015
10.8	First Amendment to the Purchase and Sale Agreement between Imation Corp. and Larson Family Real Estate LLLP, dated December 30, 2015
10.9	Purchase and Sale Agreement between Imation Corp. and DPI Inc., dated January 4, 2016
10.10	Third Amendment, dated as of May 18, 2012, to the Amended and Restated Credit Agreement (which amends and restates the entire Credit Agreement) among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 8-K Current Report filed on May 24, 2012)**
10.11	Fourth Amendment, dated as of April 12, 2013, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010(incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended March 31, 2013)
10.12	Fifth Amendment, dated as of August 27, 2013, to the Amended and Restated Credit Agreement among Imation Corp., Imation Enterprises Corp. and Imation Europe B.V., as borrowers, Bank of America, N.A., as administrative agent and l/c issuer, and a consortium of Lenders, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2013)
10.13	Form of Indemnity Agreement between Imation Corp. and each of its directors (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996)
10.14*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended June 30, 2002)
10.15*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003)
10.16*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.17*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.18*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to Imation’s Form 8- K Current Report filed on February 13, 2006)

10.19*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.20*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.21*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.22*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.23*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.24*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of Imation’s Form 10-Q for the quarter ended September 30, 2004)
10.25*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.26*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.27*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.28*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.29*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.30*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.31*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.32*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.33*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.34*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on May 9, 2005)
10.35*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 16, 2005)
10.36*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.37*	Form of 2005 Stock Incentive Plan Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.38*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.39*	Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.40*	Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on May 12, 2008)

10.41*	Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.42*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.43*	Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to Imation’s Form 8-K Current Report filed on February 13, 2006)
10.44*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.45*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.46*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.47*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.48*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on May 12, 2008)
10.49*	Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.50*	Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.51*	Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Imation’s 10-Q for the quarter ended June 30, 2010)
10.52*	Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to Imation’s Form S-8 Registration Statement, File No. 333-188429, filed on May 8, 2013)
10.53*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.54*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.55*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.9 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.56*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.57*	Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.58*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.8 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.59*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.6 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.60*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to Imation's Annual Report on Form 10-K for the year ended December 31, 2012)
10.61*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.7 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.62*	Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of Imation’s Form 8-K filed June 16, 2014)
10.63*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.5 to Imation’s Form 8-K/A Current Report filed on January 15, 2015)

10.64*	Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation's Form 10-Q for the quarter ended June 30, 2013)
10.65*	Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of Imation’s Form 8-K Current Report filed June 16, 2014)
10.66*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.4 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.67*	Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.68*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.69*	Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended June 30, 2015)
10.70*	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by Reference to Imation’s Current Report on Form 8-K dated November 19, 2015)
10.71*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310)
10.72*	Employment Offer Letter from Imation Corp. to Mark E. Lucas (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on February 17, 2009)
10.73*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to Imation’s Form 8-K Current Report filed on February 13, 2013)
10.74*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Form 8-K Current Report filed on March 14, 2014)
10.75*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to Imation's Current Report on Form 8-K filed February 13, 2015)
10.76*	Form of Amended and Restated Severance and Change of Control Agreement (incorporated by reference to Exhibit 10.1 to Imation’s Form 8-K Current Report filed on November 25, 2014)
10.77*	Employment Agreement dated October 14, 2015, between the Company and Robert. B. Fernander (incorporated by reference to Imation’s Current Report on Form 8-K filed October 20, 2015)
10.78*	Separation Agreement dated August 19, 2015, between the Company and Mark E. Lucas (incorporated by reference to Exhibit 10.1 on Imation's Current Report on Form 8-K filed August 19, 2015)
10.79*	Separation Agreement dated September 28, 2015, between the Company and R. Ian Williams (incorporated by reference to Exhibit 10.1 on Imation's Current Report on Form 8-K filed September 29, 2015)
10.80*	Separation Agreement dated as of November 25, 2015, between the Company and Scott J. Robinson (incorporated by reference to Exhibit 10.1 on Imation's Current Report on Form 8-K filed November 25, 2015)
10.81*	Separation Agreement dated as of January 13, 2016, between the Company and John P. Breedlove (incorporated by reference to Exhibit 10.1 on Imation’s Current Report on Form 8-K dated January 13, 2016)
10.82*	Barrall Consulting Agreement dated August 31, 2015 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.83*	Fernander Consulting Agreement dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.84*	Realization Services Inc. (RSI) Consulting Agreement dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.85*	Amendment to Realization Services Inc. Consulting Agreement dated September 16, 2015 incorporated by reference to Exhibit 10.1 to Imation's Form 10-Q for the quarter ended September 30, 2015)
10.86*	Second Amendment to Realization Services Inc. Consulting Agreement dated November 17, 2015 (incorporated herein by reference to Exhibit 10.86 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)

10.87*	Third Amendment to Realization Services Inc. Consulting Agreement dated January 1, 2016 (incorporated herein by reference to Exhibit 10.87 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)
21.1	Subsidiaries of Imation Corp. (incorporated herein by reference to Exhibit 21.1 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)
23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)
24.1	Power of Attorney (incorporated herein by reference to Exhibit 24.1 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)
31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)
101	The following financial information from Imation Corp.'s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and Notes to Consolidated Financial Statements (incorporated herein by reference to Exhibit 101 in Imation Corp.’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 15, 2016)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imation Corp.

By:	/s/ Robert B. Fernander
Robert B. Fernander
Interim Chief Executive Officer

Date: April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert B. Fernander	Interim Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2016
Robert B. Fernander

/s/ Danny Zheng	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2016
Danny Zheng

*	Director	April 29, 2016
Joseph De Perio

*	Director	April 29, 2016
Tracy McKibben

*	Director	April 29, 2016
Donald Putnam

*	Director	April 29, 2016
Robert Searing

*	Director	April 29, 2016
Alex Spiro

*By:	/s/ Robert B. Fernander
Robert B. Fernander Attorney-in-fact

