Form 10-Q
period 2016-03-31
IMATION CORP
filed 2016-05-10
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 1-14310
IMATION CORP.
(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Helmo Avenue N, Suite 250 Oakdale, Minnesota	55128
(Address of principal executive offices)	(Zip Code)
(651) 704-4000

(Registrant’s telephone number, including area code)

1 Imation Way, Oakdale, Minnesota

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,161,650 shares of Common Stock, par value $0.01 per share, were outstanding as of April 30, 2016.

IMATION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$10.7	$15.7
Cost of goods sold	6.3	9.7
Gross profit	4.4	6.0
Operating expenses:
Selling, general and administrative	10.6	16.8
Research and development	3.4	3.0
Restructuring and other	6.8	0.6
Total	20.8	20.4
Operating loss from continuing operations	(16.4)	(14.4)
Other (income) expense:
Interest income	—	(0.1)
Interest expense	—	0.4
(Income) loss from short term investment	(1.6)	—
Other, net expense (income)	1.5	0.7
Total	(0.1)	1.0
Loss from continuing operations before income taxes	(16.3)	(15.4)
Income tax provision (benefit)	(1.6)	0.1
Loss from continuing operations	(14.7)	(15.5)
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	2.4	—
Income (loss) from operations of discontinued businesses, net of income taxes	(3.1)	1.1
Reclassification of cumulative translation adjustment	(75.7)	—
Income (loss) from discontinued operations, net of income taxes	(76.4)	1.1
Net loss	$(91.1)	$(14.4)

Loss per common share — basic:
Continuing operations	$(0.40)	$(0.38)
Discontinued operations	(2.06)	0.03
Net loss	(2.46)	(0.35)
Loss per common share — diluted:
Continuing operations	$(0.40)	$(0.38)
Discontinued operations	(2.06)	0.03
Net loss	(2.46)	(0.35)

Weighted average shares outstanding — basic:	37.1	41.0
Weighted average shares outstanding — diluted:	37.1	41.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(91.1)	$(14.4)

Other comprehensive (loss) income, net of tax:

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period	—	0.9
Reclassification adjustment for net realized gains recorded in net loss	—	(2.1)
Total net unrealized gains (losses) on derivative financial instruments	—	(1.2)

Net pension adjustments:
Liability adjustments for defined benefit plans	0.1	—
Reclassification adjustment for defined benefit plans recorded in net loss	1.3	0.2
Total net pension adjustments	1.4	0.2

Net foreign currency translation:
Unrealized foreign currency translation gains (losses)	(0.8)	(4.6)
Reclassification of cumulative translation adjustments	75.7	—
Total net foreign currency translation	74.9	(4.6)

Total other comprehensive income (loss), net of tax	76.3	(5.6)

Comprehensive loss	$(14.8)	$(20.0)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$26.2	$70.4
Short term investments	36.8	—
Accounts receivable, net	6.6	9.8
Inventories	6.5	8.1
Other current assets	4.4	19.1
Current assets of discontinued operations	22.0	44.3
Total current assets	102.5	151.7
Property, plant and equipment, net	3.5	4.2
Intangible assets, net	4.0	4.2
Goodwill	3.8	3.8
Other assets	0.8	0.8
Non-current assets of discontinued operations	$3.1	$3.7
Total assets	$117.7	$168.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7.1	$5.0
Short-term debt	—	—
Other current liabilities	18.1	30.5
Current liabilities of discontinued operations	49.2	74.6
Total current liabilities	74.4	110.1
Other liabilities	28.9	27.0
Other liabilities of discontinued operations	4.7	6.9
Total liabilities	108.0	144.0
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 42.9 million issued	0.4	0.4
Additional paid-in capital	1,042.2	1,042.0
Retained deficit	(985.0)	(893.9)
Accumulated other comprehensive loss	(19.8)	(96.1)
Treasury stock, at cost	(28.1)	(28.0)
Total shareholders' equity	9.7	24.4
Total liabilities and shareholders’ equity	$117.7	$168.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(91.1)	$(14.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.7	5.4
Reclassification cumulative translation adjustment	75.7	—
Short term investment	(36.6)	—
Other, net	1.3	2.7
Changes in operating assets and liabilities	(19.5)	(9.2)
Net cash used in operating activities	(69.5)	(15.5)
Cash Flows from Investing Activities:
Capital expenditures	(0.1)	(0.8)
Proceeds from sale of business	4.7	—
Proceeds from sale of assets	20.8	0.4
Net cash provided by (used in) investing activities	25.4	(0.4)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(0.7)
Short-term debt repayment	(0.2)	(6.4)
Short-term borrowings	—	7.4
Net cash (used in) provided by financing activities	(0.2)	0.3
Effect of exchange rate changes on cash and cash equivalents	0.1	(2.8)
Net change in cash and cash equivalents	(44.2)	(18.4)
Cash and cash equivalents — beginning of period	70.4	114.6
Cash and cash equivalents — end of period	$26.2	$96.2
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
The December 31, 2015 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
On January 4, 2016, Imation completed the sale of its corporate headquarters facility in Oakdale, Minnesota, to Larson Family Real Estate LLLP for net proceeds of approximately $11 million, which approximated the facility’s book value at the time of sale such that no gain or loss was recognized during the first quarter of 2016. The Company keeps a small team and its headquarters in Minnesota.
Also on January 4, 2016, the Company sold its Memorex trademark and two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million, which approximated the book value of these assets at the time of sale such that no gain or loss was recognized during the first quarter of 2016
On February 2, 2016, the Company sold its IronKey business to Kingston Digital, Inc. and DataLocker Inc. in two asset purchase agreements, but which qualified as the sale of a business. To Kingston Digital, Inc., we sold the assets representing the Company's business of developing, designing, manufacturing and selling IronKey mobile security solutions. This includes Windows to Go USB flash drives, Windows to Go use cases and encrypted USB flash drives and external USB hard drives. The sale specifically excluded the software and services aspect of the IronKey business. Kingston Digital, Inc. paid a purchase price of $4.3 million at closing for certain assets, including inventory, and the Company retained accounts receivable and accounts payable relating to that business. To DataLocker, Imation sold the assets of the Company’s business of software and services for its IronKey products, including services related to Windows to Go USB flash drives. DataLocker paid a purchase price of $0.4 million at closing and agreed to assume certain service obligations in the amount of approximately $2 million, as well as pay the Company earnouts in the event certain service revenue targets are achieved. The potential earn-outs to Imation are determined in each of the three annual periods subsequent to the sale of IronKey, whereby the Company will receive 10% of the amount, if any, whereby revenue exceeds thresholds established under the sale agreement. The Company’s best estimate, at this time, is that it will not receive any contingent consideration and, accordingly, has not recorded any associated receivable. The Company recorded a pre-tax gain on this sale of $3.8 million during the first quarter of 2016, which is reflected as a component of our discontinued operations.
The operating results of our former Storage Media and Accessories (i.e. Legacy Businesses) and IronKey businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our Nexsan business as well as Corporate expenses and activities not directly attributable to our Legacy Businesses and IronKey. Assets and liabilities directly associated with our Legacy Businesses and IronKey and that are not part of our on-going operations have been separately presented on the face of our consolidated balance sheet as of both March 31, 2016 and December 31, 2015. See Note 4 - Discontinued Operations for further information.
Note 2 — Recently Issued or Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company is currently evaluating the impact of adopting this standard and will adopt and apply the guidance of this new standard when effective.
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
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2017. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2016	2015
Numerator:
Loss from continuing operations	$(14.7)	$(15.5)
Income (loss) from discontinued operations	(76.4)	1.1
Net loss	$(91.1)	$(14.4)
Denominator:
Weighted average number of common shares outstanding during the period - basic	37.1	41.0
Dilutive effect of stock-based compensation plans	—	—
Weighted average number of diluted shares outstanding during the period - diluted	37.1	41.0

Loss per common share — basic:
Continuing operations	$(0.40)	$(0.38)
Discontinued operations	(2.06)	0.03
Net loss	(2.46)	(0.35)
Loss per common share — diluted:
Continuing operations	$(0.40)	$(0.38)
Discontinued operations	(2.06)	0.03
Net loss	(2.46)	(0.35)

Anti-dilutive shares excluded from calculation	5.1	4.4
Note 4 — Discontinued Operations
At December 31, 2015, our reportable segments were Nexsan, Ironkey and Storage Media and Accessories ("Legacy Businesses"). In September, 2015, the Company adopted a restructuring plan which began the termination process of our Legacy Businesses (which included all product lines and operations associated with commercial storage media (magnetic tape), consumer storage media (optical disc and flash drive) and audio and accessories). Strategically, our Board and Management determined that there was not a viable plan to make the Legacy Businesses successful and, accordingly, we began to aggressively wind-down these businesses in an accelerated manner via a restructuring plan (the "Restructuring Plan"). The Restructuring plan also called for the aggressive rationalization of Imation’s corporate overhead and focused on reducing our operating losses. As of March 31, 2016, our wind-down of our Legacy Businesses is materially complete as we have effectively terminated all employees associated with our Legacy Businesses and ceased all operations, including revenue producing activities. We are still in the process of collecting our outstanding receivables and settling our outstanding payable balances associated with these businesses, but all material activities associated with the Legacy Businesses were completed by March 31, 2016.
U.S. GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of March 31, 2016, because we have ceased operations in all of our international legal entities other than those associated with Nexsan, we have determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company's U.S. Corporate function. Accordingly, during the quarter ended March 31, 2016, the Company reclassified into discontinued operations $75.7 million of foreign currency translation losses associated with our Legacy Businesses.
Additionally, in February 2016 the Company sold our IronKey business.
The operating results for the Legacy Businesses and IronKey are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net revenue	2.0	$139.7
Cost of goods sold	0.6	111.7
Gross Profit	1.4	28.0
Selling, General and administrative	4.0	24.2
Research and development	0.5	1.8
Restructuring and other	(0.3)	0.6
Reclassification of cumulative translation adjustment	75.7	—
Other (Income) Expense	0.3	0.3
Income (loss) from operations of discontinued businesses, before income taxes	(78.8)	1.1
Gain on sale of discontinued businesses, before income taxes	3.8	—
Income tax provision	1.4	—
Income (loss) from discontinued operations, net of income taxes	(76.4)	$1.1
The depreciation and amortization expenses related to discontinued operations were $0.0 and $1.6 million for the quarter ended March 31, 2016 and 2015, respectively. Capital expenditures associated with discontinued operations were $0.0 and $0.1 million for the quarter ended March 31, 2016 and 2015, respectively.
Current assets of discontinued operations of $22.0 million as of March 31, 2016 included approximately $10.0 million of restricted cash (primarily associated with our disputing of certain payables to vendors) and $8.0 million of accounts receivables and other receivables, with the remainder consisting of a variety of immaterial other current asset amounts. Current assets of discontinued operations of $44.3 million as December 31, 2015 included approximately $16.0 million of accounts receivable, $10.0 million of restricted cash, $2.0 million of inventory and other current assets.
Current liabilities of discontinued operations of $49.2 million as of March 31, 2016 included accounts payable of $35.0 million and $8.0 million of customer credit and rebate accruals, with the remainder consisting of a variety of immaterial other current liability amounts. Current liabilities of discontinued operations of $74.6 million as of December 31, 2015 included approximately $39 million of accounts payable, $5.0 million of rebates, $5.0 million of accrued levy, $2.0 million of deferred revenue and other current liabilities.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:

	March 31,	December 31,
(In millions)	2016	2015
Accounts Receivable:
Accounts receivable	$7.2	$10.4
Less reserves and allowances(1)	(0.6)	(0.6)
Accounts receivable, net	$6.6	$9.8
Inventories:
Finished goods	$0.1	$0.9
Raw materials and supplies	6.4	7.2
Total inventories	$6.5	$8.1
Property, Plant and Equipment:
Property, plant and equipment	$12.7	$12.7
Less accumulated depreciation	(9.2)	(8.5)
Property, plant and equipment, net	$3.5	$4.2

(1)Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
Other current liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes deferred revenue of $6.5 million and $6.2 million and accrued payroll of $2.7 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively.
Other liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes pension liabilities of $22.8 million and $21.1 million as of March 31, 2016 and December 31, 2015, respectively.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of the following:

(In millions)	Developed Technology	Total
March 31, 2016
Cost	$4.3	$4.3
Accumulated amortization	(0.3)	(0.3)
Intangible assets, net	$4.0	$4.0
December 31, 2015
Cost	$4.3	$4.3
Accumulated amortization	(0.1)	(0.1)
Intangible assets, net	$4.2	$4.2
Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Amortization expense	$0.2	$1.9
Estimated amortization expense for the remainder of 2016 and each of the next four years is as follows:

(In millions)	2016 (Remainder)	2017	2018	2019	2020
Amortization expense	$0.5	$0.7	$0.7	$0.7	$0.7

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Restructuring Expense:
Severance and related	$—	$0.1
Total restructuring	$—	$0.1
Other Expense:
Pension settlement/curtailment (Note 9)	1.2	—
Asset disposals / write down	0.3	—
Other(1)	5.3	0.5
Total	$6.8	$0.6
(1)For the three months ended March 31, 2016, other includes consulting expenses of $2.1 million and $1.0 million for Realization Services, Inc. (see Note 16 - Related Party Transactions) and Otterbourg P.C., respectively, as well as $2.2 million for other employee costs and consulting fees directly attributable to our Restructuring Plan. We have considered these costs to be attributable to our Corporate activities and, therefore, they are not part of our discontinued operations.

Activity related to the new and existing restructuring accruals was as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2015	1.0	—	—	1.0
Usage and payments	(0.6)	—	—	(0.6)
Accrued balance at March 31, 2016	0.4	—	—	0.4
Note 8 — Stock-Based Compensation
Stock-based compensation for continuing operations consisted of the following: Stock-based compensation for discontinued operations was immaterial.

	Three Months Ended
	March 31,
(In millions)	2016	2015
Stock-based compensation expense	$0.2	$0.9
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the Stock Plans) which are described in detail in our 2015 Annual Report on Form 10-K. As of March 31, 2016, there were 537,454 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2015	4,551,221	$9.02
Granted	20,000	0.83
Exercised	—	—
Canceled	(437,920)	17.06
Forfeited	(264,207)	1.46
Outstanding March 31, 2016	3,869,094	$8.59
Exercisable as of March 31, 2016	2,867,618	$11.06
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the valuation of stock options:

	Three Months Ended
	March 31,
	2016	2015
Volatility	41.0%	46.0%
Risk-free interest rate	1.8%	1.9%
Expected life (months)	72	73
Dividend yield	—	—
As of March 31, 2016, there was $0.6 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2015	1,162,776	$2.34
Granted	—	—
Vested	(155,596)	2.62
Forfeited	(67,615)	2.88
Nonvested as of March 31, 2016	939,565	$2.26
The cost of the awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of March 31, 2016, there was $1.6 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 3.6 years.

Stock Appreciation Rights
During the three months ended March 31, 2016 we did not grant any Stock Appreciation Rights (SARs). Outstanding SARs expire 5 years after the grant date and only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, under the terms of the 2015 SARs, any cash payments to an individual under a 2015 vested SAR would reduce any cash payment received under any earlier SAR grant pertaining to that individual, if and when such earlier SAR vests. For the stock price condition, based on the terms of the awards, 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $8 per share or more by December 31, 2017 and the remaining 50 percent of the SARs could vest if the 30-day average Imation stock price reaches $12 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of Nexsan must reach certain specified stretch targets by December 31, 2017. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to the stock price at the date of grant. As of March 31, 2016, we had 1.2 million SARs outstanding compared to 3.8 million SARS outstanding as of December 31, 2015. The decrease was primarily due to the cancellation of SARs previously granted to IronKey employees. These SARs were canceled as a result of the sale of the IronKey business. We have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three months ended March 31, 2016, we contributed $0.0 to our worldwide pension plans. We do not presently anticipate contributing any amounts to fund our worldwide pension plans during the remainder of 2016.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments for the three months ended March 31, 2016 have exceeded our expected 2016 interest costs. As a result, a partial settlement event occurred during the three months ended March 31, 2016 and we recognized a settlement loss of $1.2 million. These settlement losses are included in restructuring and other in our Condensed Consolidated Statements of Operations.
Components of net periodic pension (credit) cost included the following:

	United States		International
	Three Months Ended March 31,
(In millions)	2016	2015	2016	2015
Service cost	$—	$—	$—	$0.1
Interest cost	0.7	0.7	—	0.1
Expected return on plan assets	(0.9)	(1.0)	—	(0.2)
Amortization of net actuarial loss	0.1	0.3	—	0.1
Amortization of prior service credit	—	—	—	—
Net periodic pension (credit) cost	$(0.1)	$—	$—	$0.1
Settlement loss	1.2	—	—	—
Curtailment gain	—	—	—	—
Total pension (credit) cost	$1.1	$—	$—	$0.1
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three months ended March 31, 2016, we recorded income tax benefit from continuing operations of $(1.6) million. For the three months ended March 31, 2015, we recorded income tax expense of $0.1 million. The change in the income tax expense from continuing operations for the three months ended March 31, 2016 compared to the same period last year is primarily related to the intraperiod allocation of total tax expense between continuing operations and discontinued operations.

The effective income tax rate for the three months ended March 31, 2016 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the intraperiod allocation of total tax expense between continuing operations and discontinued operations.
We file income tax returns in multiple jurisdictions and are subject to review by various U.S and foreign taxing authorities. Our U.S. federal income tax returns for 2012 through 2014 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2009. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $1.5 million and $1.7 million as of March 31, 2016 and December 31, 2015, respectively. These liabilities are associated with our Legacy Businesses and have been included with the separately presented other liabilities of discontinued operations on the face of our consolidated balance sheet. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect at this time.
Note 11 — Debt
As of March 31, 2016, the Company does not have any debt outstanding or any line of credit or other agreements that provide the Company with available borrowing capacity.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, our contingent consideration obligations associated with the acquisition of CDI and investments in trading securities (described further below under the "Trading Securities" heading). The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	36.8	0.2	36.6	—
Liabilities:
Contingent consideration associated with CDI acquisition	0.8	—		0.8

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	1.0	1.0	—	—
Warrants	0.4	—	—	0.4
Liabilities:
Contingent consideration associated with CDI acquisition	0.8	—	—	0.8
Trading Securities
In January 2016, the Board of Directors of the Company (the “Board”) approved investing up to 25% of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity. On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton Group, Inc. (“Clinton”). Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to its performance fee (which is based on the annual investment returns of the fund) in the form of the Company’s common stock at a value of $1.00 per share. The closing price of the Company’s common stock on February 8, 2016 was $0.65. The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Joseph A. De Perio, the Chairman of the Board and a Senior Portfolio Manager at Clinton, abstaining from the vote. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s cash that may be invested, such that the Company may invest up to $35 million of its excess cash in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an amended and restated agreement in order to adjust the price at which the Company’s stock would be valued for purposes of paying the performance fee thereunder from $1.00 to $1.80 beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of March 31, 2016, the Company has accrued $0.5 million associated with the performance fees pertaining to this investment, but has not made any payments under the agreement. The amended and restated agreement is subject to the Company’s receipt of shareholder approval of the issuance of common stock contemplated by the agreement. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss associated with this trading security as a component of Other (income) expense in our Consolidated Statement of Operations and purchases or sales of this security are reflected as Operating activities in our Consolidated Statement of Cash Flows. As of March 31, 2016, the short term investment balance of $36.8 million included $36.6 million investment in Clinton Lighthouse. We recorded an unrealized gain of approximately $1.6 million (net of $0.5 million accrued fees) in Q1, 2016 under other (income) expense in the income statement.

Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. We did not repurchase any shares during the three months ended March 31, 2016. Since the authorization of this program, we have repurchased 3.0 million shares of common stock for $13.3 million and, as of March 31, 2016, we had remaining authorization to repurchase up to 2.0 million additional shares. The treasury stock held as of March 31, 2016 was acquired at an average price of $3.84 per share.

Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2015	7,159,474
Purchases	—
Exercise of stock options	—
Restricted stock grants	101,155
Forfeitures and other	—
Balance as of March 31, 2016	7,260,629
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$—	$(20.1)	$(76.0)	$(96.1)
Other comprehensive income (loss) before reclassifications, net of tax	—	0.1	(0.8)	(0.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1.3	75.7	77.0
Net current period other comprehensive (loss) income	—	1.4	74.9	76.3
Balance as of March 31, 2016	$—	$(18.7)	$(1.1)	$(19.8)
As of March 31, 2016, the remaining $1.1 million of cumulative foreign currency translation amounts recorded in Accumulated Other Comprehensive Income pertain to our on-going Nexsan operations. See Note 4 - Discontinued Operations for disclosure pertaining to the $75.7 million of accumulated foreign currency translation losses reclassified into discontinued operations during the quarter ended March 31, 2016.
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statement of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Operations Where (Gain) Loss is Presented
	Three Months Ended March 31,
(In millions)	2016	2015
Gains on cash flow hedges	—	(3.2)	Cost of goods sold
Income tax expense	—	1.1	Income tax provision
Subtotal	—	(2.1)
Amortization of net actuarial loss	—	0.3	Selling, general and administrative
Pension curtailment / settlement loss	1.8	—	Restructuring and other
Income tax expense	(0.5)	(0.1)	Income tax provision
Subtotal	1.3	0.2
Cumulative translation adjustments	75.7	—	Discontinued operations
Income tax benefit	—	—	Income tax provision
Subtotal	75.7	—
Total reclassifications for the period	77.0	(1.9)

Note 14 — Segment Information
Beginning in the fourth quarter of 2015, in conjunction with our accelerated wind-down of the Company's Legacy Business, the Company changed the manner in which it evaluates the operations of the Company and makes decisions around the allocation of resources. The Company operated in three reportable segments as of December 31, 2015: "Nexsan", "IronKey", and "Storage Media and Accessories" (also referred to as our "Legacy Businesses"). We have sold our IronKey business in February 2016 and have substantially completed the wind-down of Storage Media and Accessories businesses as of March 31, 2016. Both businesses are presented in our Condensed Consolidated Statements of Operation as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information on these divestitures. Nexsan is our only remaining reportable segment as of March 31, 2016.
We evaluate segment performance based on revenue and operating income (loss). The operating income (loss) reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. The corporate and unallocated operating loss includes costs which are not allocated to the business segments in management's evaluation of segment performance such as litigation settlement expense, corporate expense and other expenses.
Net revenue and operating income (loss) from continuing operations by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net revenue
Nexsan	10.7	15.7
Total net revenue	$10.7	$15.7

	Three Months Ended
	March 31,
(In millions)	2016	2015
Operating income (loss) from continuing operations
Nexsan	(5.2)	(7.2)
Total segment operating loss	(5.2)	(7.2)
Corporate and unallocated	(4.4)	(6.6)
Restructuring and other	(6.8)	(0.6)
Total operating loss	(16.4)	(14.4)
Interest income	—	(0.1)
Interest expense	—	0.4
Short term investment (income) loss	(1.6)	—
Other, net expense	1.5	0.7
Loss from continuing operations before income taxes	$(16.3)	$(15.4)
Note 15 — Litigation, Commitments and Contingencies
Litigation
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of March 31, 2016, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
SpearPoint Capital Fund LP et al. v. Mark E. Lucas, et al. This shareholder derivative action was filed in Delaware Chancery Court on February 9, 2015. It names as defendants the Company and the members of its Board of Directors. Plaintiffs contend that the defendants paid excessive compensation to the directors. They were seeking damages for breaches of fiduciary duties, waste of corporate assets and unjust enrichment and corporate governance reforms related to the Company’s compensation practices. SpearPoint Capital Fund LP et al. and the Company reached a final settlement of this matter in May 2016, whereby the Company agreed to reimburse SpearPoint's attorney fees of approximately $157,000.
On January 26, 2016, CMC Magnetic Corp, a supplier of Imation Storage Media business, filed a suit in Ramsey County District Court, Minnesota seeking $6.3 million against Imation and $0.6 million against Imation Latin America, Inc. for breach of contract related to inventory purchases. Imation filed an Answer, Affirmative Defenses and Counterclaims, denying any liabilities and asserting counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment. Additionally, Imation is seeking damages from CMC Magnetics Corp via its disputing of payables to that former vendor (described in the next paragraph) in an amount exceeding $6.3M. Imation will vigorously defend the case.
The Company is currently disputing trade payables with certain vendors (including CMC Magnetic, Corp) associated with our Legacy Businesses. As of March 31, 2016 and December 31, 2015 the Company had $26.0 million of trade payables recorded to these vendors (which are reflected within other current liabilities of discontinued operations on our Consolidated Balance Sheet), which is based on amounts billed to the Company, but not paid. The Company alleges historical nonperformance by these vendors and, accordingly, is disputing the amounts presently being claimed as being owed. To the extent the Company is able to settle this dispute for amounts lower than $26.0 million, it will record a gain at that time as a part of discontinued operations. As a part of this dispute, these vendors have taken action to seize approximately $8 million of the Company's cash, which is recorded as restricted cash within current assets of discontinued operations on the Company's consolidated balance sheet as of March 31, 2016.
On May 6, 2016 Nexsan Technology Incorporated ("Nexsan"), a wholly own subsidiary of Imation, filed a complaint in the state of Delaware for a declaratory judgment against EMC Corporation ('EMC"). Nexsan seeks a declaration that Nexsan has a priority of right to use the Nexsan UNITY Marks and that Nexsan's prosecution of its trademark applications with the respect to, and to use, the Nexsan UNITY Marks does not infringe upon the EMC UNITY Marks. In addition, Nexsan seeks an injunctions preventing EMC from threatening Nexsan with legal action relating to use of the Nexsan UNITY Marks, or making any public statements or statements to potential customers calling into question Nexsan's right to use its UNITY Marks.
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. We did not have any environmental accruals as of March 31, 2016.
Copyright Levies
Background and historical developments associated with our copyright levies are discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016 and December 31, 2015, we had accrued liabilities of $5.1 million and $5.1 million, respectively, associated with levies for which we are withholding payment. The amounts are recorded within our current liabilities of continued operations and are not part of our discontinued operations. The Company's on-going Corporate function manages our copyright levies and is currently exploring various options associated with the potential disposition of these levies in the future.
We are subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by Imation. Imation has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris) on Imation’s claim against Copie France for reimbursement of commercial optical levies previously paid by Imation, and Copie France’s counterclaim against Imation seeking payment of withheld levy payments. On April 8, 2016, the Paris District Court rejected all of Imation’s claims finding that the European Union law arguments raised by Imation were inapplicable and relied solely on French law to grant Copie France’s counterclaims. Imation Europe has filed a notice of appeal which suspends enforcement of the ruling. Imation had previously reversed all of its liabilities associated with copyright levies in France. Despite the April 2016 ruling of the Paris District Court, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future in France and, accordingly, has not recorded an accrual for this matter.
The Canadian Private Copying Collective ("CPCC") is alleging that Imation Enterprises Corp. has not reported all leviable sales of blank audio recording media, resulting in levies owing for the time frame of September 1, 2010 to February 28, 2015 and seeks CAD 6 million. We believe the allegation is without merit and will vigorously defend the case. We have not established an accrual for this amount, as we do not believe that a loss is reasonably possible.
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

Note 16 — Related Party Transactions
As previously disclosed, on August 17, 2015, the Board appointed Mr. Kasoff to serve as Interim President of the Company effective August 19, 2015. Effective October 14, 2015, in connection with the appointment of Mr. Fernander to the position of Interim Chief Executive Officer, the Board appointed Mr. Kasoff as Chief Restructuring Officer at the same level of compensation he received as Interim President. Effective November 25, 2015, the Board of Directors appointed Mr. Kasoff to also serve as the Company's Interim Chief Financial Officer until April 26, 2016 when the Company appointed Mr. Danny Zheng as the Chief Financial Officer.
Mr. Kasoff also serves as president of Realization Services, Inc. (RSI), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI had performed consulting services for the Company for the period from August 8, 2015 up to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. RSI received consulting fees of $2.1 million (up to $172,000 per week) during the quarter ending March 31, 2016. As of March 31, 2016, the Company's engagement with RSI was completed. The fees are recorded in restructuring and other charges.
In January 2016, the Board approved investing up to 25% of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity. On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in the Clinton Lighthouse, a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton. Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of Imation common stock at a value of $1.00 per share. The Board of Directors, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company's excess cash that may be invested, such that the Company may now invest up to $35 million of its excess cash in Clinton Lighthouse.
Note 17 — Subsequent Events
The Company filed property tax petitions against County of Washington, Minnesota, where our former headquarters was located, claiming that the property had been partially, unfairly or unequally assessed for the years of 2012, 2013 and 2014. On April 12, 2016 we reached an agreement with the County of Washington and entered Stipulated Judgments. Both parties agreed on reduced valuations and a recalculation of the property taxes for 2012, 2013 and 2014. We expect a tax refund of approximately $2.0 million (net of fees) plus interest, to be received and recorded in the second quarter 2016. This amount, once received, will be considered realized at that time and is expected to be recorded as a gain in the second quarter of 2016.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Imation Corp., a Delaware Corporation is a global data storage and data security company. With a 60-year history of technology leadership, the Company's mission is to help organizations to create an integrated storage, private cloud, file sync and share enterprise solution. The Company historically operated in three focused business segments: Nexsan, IronKey, and Storage Media and Accessories (the legacy business). Going forward we will focus on our Nexsan product lines. The Company is also exploring strategic alternatives to deploy its excess capital.
The following discussion is intended to be read in conjunction with our Condensed Consolidated Financial Statements and related Notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Imation's actual results could differ materially from those anticipated due to various factors discussed below under "Forward-Looking Statements and Risk Factors" and in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2016.

On September 27, 2015, the Company adopted a restructuring plan which began the termination process of its legacy businesses including commercial storage media (magnetic tape), consumer storage media (optical disc and flash drive) and audio and accessories. The plan also called for the aggressive rationalization of Imation's corporate overhead. The strategic shift resulted from continued losses due to secular declines in Imation's legacy businesses, and it aimed to reduce the cost structure and streamline the organization in light of these declines. The Company has completed the majority of the restructuring plan as of March 31, 2016.
On January 4, 2016, Imation completed the sale of its corporate headquarters facility in Oakdale, Minnesota, to Larson Family Real Estate LLLP for a gross purchase price of $11.5 million, with net proceeds of approximately $11.0 million. The Company keeps a small team and its headquarters in Minnesota.
Also on January 4, 2016, the Company sold its Memorex trademark and two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million.
On February 2, 2016, the Company sold its IronKey business to Kingston Digital, Inc. and DataLocker Inc. in two asset purchase agreements. To Kingston Digital, Inc., we sold the assets representing the Company's business of developing, designing, manufacturing and selling IronKey mobile security solutions. This includes Windows to Go USB flash drives, Windows to Go use cases and encrypted USB flash drives and external USB hard drives. The sale specifically excluded the software and services aspect of the IronKey business. Kingston Digital, Inc. paid a purchase price of $4.3 million at closing for certain assets, including inventory, and the Company retained accounts receivable and accounts payable relating to that business. To DataLocker, Imation sold the assets of the Company’s business of software and services for its IronKey products, including services related to Windows to Go USB flash drives. DataLocker paid a purchase price of $0.4 million at closing and agreed to assume certain service obligations in the amount of approximately $2.0 million, as well as pay the Company earnouts in the event certain service revenue targets are achieved.
During the three months ended March 31, 2016, we invested $126,000 in Arlington Asset Investment Corp. (Arlington), a principal investment firm that invests primarily in mortgage-related assets. Examining Arlington's long history and the history of its predecessor entity, Friedman Billings Ramsay, we see a lot of similarities to Imation's history. We believe the skill sets and strategies employed at Imation can be used at Arlington to create shareholder value in a turnaround. To that end, we have recruited a group of individuals with expertise in mortgage backed securities and asset management to stand for election at Arlington. In our belief, there are too many risks in the Arlington business today - high leverage, an unsustainable dividend,, and hedge positions that appear to be directional bets on rates that we don't agree with. We believe that the stock is buoyed by its dividend which for the past few years appears to be a return of capital, rather than a distribution of operating earnings. Under the right leadership, we would welcome the investment opportunity in Arlington, as we are confident the right stewardship could be profitable to stockholders.
We had three business segments as of December 31, 2015. They were Nexsan, Ironkey and Storage Media and Accessories (Legacy Business). As we have substantially completed the Storage Media wind down and sold the Ironkey business, the results from those business segments were recorded as the discontinued businesses for both current and historical periods. Nexsan was the only business segment we operated in Q1, 2016. We are actively evaluating various investment alternatives to maximize the shareholder value.
Executive Summary
Consolidated Results of Operations for the Three Months Ended March 31, 2016

•
Net revenue from continuing operations (Nexsan) of $10.7 million for the three months ended March 31, 2016 was down 31.8 percent compared with $15.7 million in the same period last year. The decrease was a result of the planned reductions in unprofitable regions and low margin transactions. Foreign currency exchange rate impact was immaterial for the three months ended March 31, 2016.

•
Operating loss from continuing operations was $16.4 million for the three months ended March 31, 2016 compared with an operating loss of $14.4 million in the same period last year. The operating loss for the three months ended March 31, 2016 includes charges of $6.8 million for restructuring and other, mostly related to the restructuring program approved in September, 2015. As we have substantially completed the legacy business wind-down, we do not expect a significant restructuring cost going forward.

•	Diluted loss per share from continuing operations was $0.40 for the three months ended March 31, 2016 compared with a diluted loss per share of $0.38 for the same period last year.

Cash Flow/Financial Condition for the Three Months Ended March 31, 2016

•
Cash and cash equivalents totaled $26.2 million at March 31, 2016 compared with $70.4 million at December 31, 2015. The decline in the cash balance of $44.2 million was primarily due to investing the excess cash of $35.0 million into Clinton Lighthouse Equity Strategies Fund, operating loss and payment of restructuring related costs, offset by the proceeds from sales of assets.

Results of Operations
The operating results of our Storage Media and Accessories and IronKey businesses are presented in our Condensed Consolidated Statements of Operations as discontinued businesses and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements for further information on these divestitures. The following discussion relates to continuing operations unless indicated otherwise.
Net Revenue

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Net revenue	$10.7	$15.7	(31.8)%
Net revenue for the three months ended March 31, 2016 decreased 31.8 percent compared with the same period last year due to declines in the Nexsan business segment. The decrease was a result of planned reductions of unprofitable regions and low margin transactions. Foreign currency exchange rate impact was immaterial for the three months ended March 31, 2016.
See Segment Results for further discussion of our reporting segments and products.
Gross Profit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Gross profit	$4.4	$6.0	(26.7)%
Gross margin	41.1%	38.2%
Gross profit for the three months ended March 31, 2016 decreased $1.6 million as a result of the declines in revenue. Gross margin percentage increased by 2.9% compared with the same period last year due to production cost improvements and price optimization programs implemented by the new management team.
Selling, General and Administrative (SG&A)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Selling, general and administrative	$10.6	$16.8	(36.9)%
As a percent of revenue	99.1%	107.0%
SG&A expense decreased for the three months ended March 31, 2016 compared with the same period last year primarily due to significant Nexsan and Corporate cost reductions of $4.0 million and $2.2 million, respectively.
Research and Development (R&D)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Research and development	$3.4	$3.0	13.3%
As a percent of revenue	31.8%	19.1%
R&D expense increased for the three months ended March 31, 2016 compared with the same period last year due to investment in the newly acquired Connected Data Transporter product.

Restructuring and Other

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Restructuring and other	$6.8	$0.6	1,033.3%
For the three months ended March 31, 2016, the $6.8 million of restructuring and other expense consists primarily of consulting fees and other employee costs.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements for further details on our restructuring and other expense.
Operating Loss from Continuing Operations

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Operating loss from continuing operations	$(16.4)	$(14.4)	13.9%
As a percent of revenue	(153.3)%	(91.7)%
Operating loss from continuing operations increased for the three months ended March 31, 2016 compared with the same periods last year primarily due to one-time restructuring and other expense.
Other (Income) Expense

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Interest income	$—	$(0.1)	NM
Interest expense	—	0.4	NM
(Income) loss from short term investment	(1.6)	—	NM
Other, net expense (income)	1.5	0.7	114.3%
Total other expense	$(0.1)	$1.0	(110.0)%
As a percent of revenue	(0.9)%	6.4%
NM - Not meaningful
Other expense for the three months ended March 31, 2016 decreased compared with the same period last year. The decrease is due to gains recorded as a result of exchange rate changes on transactions in foreign currencies. Income of $1.6 million was related to the short term investment in Clinton Equity Strategies Fund. Other expense increased by $0.8 million primarily due to net losses on currency revaluations.
Income Tax Provision (Benefit)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Income tax provision (benefit)	$(1.6)	$0.1	NM
Effective tax rate	9.8%	(0.6)%
NM - Not meaningful
The change in the income tax provision for the three months ended March 31, 2016 compared to the same periods last year is primarily related to the intraperiod allocation of total tax expense between continuing operations and discontinued operations. The effective income tax rate for the three months ended March 31, 2016 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the intraperiod allocation of total tax expense between continuing operations and discontinued operations.
Loss from Discontinued Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
Net revenue	2.0	139.7
Cost of goods sold	0.6	111.7
Gross profit	1.4	28.0
Selling, general and administrative	4.0	24.2
Research and development	0.5	1.8
Restructuring and other	(0.3)	0.6
Reclassification of cumulative translation adjustment	75.7	—
Other (income) expense	0.3	0.3
Income (loss) from operations of discontinued businesses, before income taxes	(78.8)	1.1
Gain on sale of discontinued businesses, before income taxes	3.8	—
Income tax provision	1.4	—
Income (loss) from discontinued operations, net of income taxes	(76.4)	1.1
Loss from discontinued operations represents operations from our former Storage Media and Accessories and IronKey businesses. The loss for the three months ended March 31, 2015 was $76.4 million. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements for more information on our discontinued operations.
Segment Results
Nexsan was the only business segment in the three months ended March 31, 2016. The previous Storage Media and Accessories and IronKey business segments were reported as discontinued businesses.
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
Information related to our segments is as follows:
     Nexsan

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Net revenue	$10.7	$15.7	(31.8)%
Operating income (loss)	(5.2)	(7.2)	(27.8)%
As a percent of revenue	(48.6)%	(45.9)%
The decrease in Nexsan net revenue of 31.8 percent for the three months ended March 31, 2016 compared with the same period last year was due to planned reductions in unprofitable regions and low margin transactions
The decrease in the operating loss for the three months ended March 31, 2016 was driven primarily by operating expense reductions.

     Corporate and Unallocated

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2016	2015
Operating loss	$(4.4)	$(6.6)	(33.3)%
The Corporate and Unallocated operating loss decreased by $2.2 million for the three months ended March 31, 2016 compared with the same period last year due to the corporate restructuring program.
Impact of Changes in Foreign Currency Rates
Changes in foreign currency exchange rates negatively impacted worldwide revenue by 0.5 percent for the three months ended March 31, 2016. .
Financial Position
Our cash and cash equivalents balance as of March 31, 2016 was $26.2 million compared to $70.4 million as of December 31, 2015. In addition, we had $36.8 million invested in the Clinton Lighthouse, a short term investment that has daily liquidity.
Our accounts receivable balance as of March 31, 2016 was $6.6 million, a decrease of $3.2 million from $9.8 million as of December 31, 2015 as a result of seasonally low sales in the first quarter. Days sales outstanding (DSO) was 43 days as of March 31, 2016, up 11 days from December 31, 2015. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of March 31, 2016 was $6.5 million, a decrease of $1.6 million from $8.1 million as of December 31, 2015 as a result of inventory management improvements and inventory write-offs . Days of inventory supply was 132 days as of March 31, 2016, and did not change from December 31, 2015. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of March 31, 2016 was $7.1 million, an increase of $2.1 million from $5 million as of December 31, 2015. The increase in accounts payable was mainly due to the seasonal timing of payments.
Our other current liabilities balance as of March 31, 2016 was $18.1 million compared to $30.5 million as of December 31, 2015. The decrease of $12.4 million was mainly due to the payment of severances and accrued restructuring expenses.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
Net loss	$(91.1)	$(14.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.7	5.4
Reclassification of cumulative translation adjustment	75.7	—
Short term investment	(36.6)	—
Other, net	1.3	2.7
Changes in operating assets and liabilities	(19.5)	(9.2)
Net cash used in operating activities	$(69.5)	$(15.5)
Cash used in operating activities was $69.5 million for the three months ended March 31, 2016 reflecting negative earnings and our investment of $35.0 million plus the gain in the Clinton Lighthouse Equity Strategies Fund as well as the payments for accrued severance and restructuring. Cash used in operating activities was $15.5 million for the three months ended March 31, 2015 reflecting our investment in the Nexsan and IronKey businesses, working capital changes and currency translation impacts.
Cash Flows Used in Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
Capital expenditures	$(0.1)	$(0.8)
Proceeds from sale of business	4.7	—
Proceeds from sale of assets	20.8	0.4
Net cash used in investing activities	$25.4	$(0.4)
Cash flows from investing activities for the three months ended March 31, 2016 included the sale of the Oakdale property, Memorex brand and IronKey businesses. Cash used in investing activities for the three months ended March 31, 2015 included capital expenditures of $0.8 million, partially offset by proceeds from the sale of our discontinued businesses.
Cash Flows Used in Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015
Purchase of treasury shares	$—	$(0.7)
Exercise of stock options	—	—
Short-term debt repayment	(0.2)	(6.4)
Short-term borrowings	—	7.4
Net cash used in financing activities	$(0.2)	$0.3
Our liquidity needs for the remaining nine months of 2016 include the following: investment in the Nexsan business ($8.0 to $10.0 million), corporate expense ($3.0 to $4.0 million) as well as supplier payments.We expect that cash and cash equivalents, together with cash flow from operations, will provide liquidity sufficient to meet these needs and for our operations.
We also expect to use cash and cash equivalents in connection with alternative investment opportunities that we may undertake as part of our strategic plan to use excess capital. We may also raise additional capital through the issuance of equity, debt or both, to fund such acquisitions. There is no assurance, however, that such capital will be available when needed, in the amounts necessary or on terms satisfactory to us.
Contractual Obligations
As of March 31, 2016, there have been no material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Short Term Investment
See Note 12 - Short Term Investment in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
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

Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning strategic initiatives and potential acquisitions, the results of operations of our existing business lines and our ability to implement our restructuring plans, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the Securities and Exchange Commission including the following: our ability to successfully implement our strategy for our existing business as well as other lines of business that we may pursue; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to meet future revenue growth, gross margin and earnings targets; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; foreign currency fluctuations; the ready availability and price of energy and key raw materials or critical components including the effects of natural disasters and our ability to pass along raw materials price increases to our customers; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; the loss of a major customer, partner or reseller; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; our ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; our ability to retain and attract key employees to manage our existing businesses and the businesses we may acquire; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of the announcement of our review of strategic alternatives; the effect of the transition of our Board of Directors; and the volatility of our stock price due to our results or market trends, the ability to meet the continued listing requirements of the NYSE; the implementation of new systems and enhancements which may be disruptive and could impact our ability to accurately report our financial results; the effect of decreasing revenues and greater losses in our Nexsan business; the ability of the Clinton Lighthouse investment to generate positive returns as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and from time to time in Part II Item 1A of our Quarterly Reports on Form 10-Q and our other filings with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2015. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures.
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2016, the end of the period covered by this report, the Interim Chief Executive Officer, Robert B. Fernander, and the Vice President and Chief Financial Officer, Danny Zheng, have concluded that the disclosure controls and procedures were effective.
During the quarter ended March 31, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Additionally, our businesses are subject to allegations of patent infringement by our competitors as well as by non-practicing entities (NPEs), sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. Consequently, as of March 31, 2016, we are unable to reasonably estimate the ultimate aggregate amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for information on Copyright Levies.
Item 1A. Risk Factors.
There were no changes on the Risk Factors from our last Annual Report 10-K. For further information on other risk factors, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	May 10, 2016	/s/ Danny Zheng
Danny Zheng
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.