Form 10-Q/A
period 2016-03-31
IMATION CORP
filed 2016-05-12
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Imation Corp. (“Imation”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2016, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 10, 2016 (the “Original Filing”) for the purpose of amending the Original Filing to include (i) revised certifications of Imation’s principal executive officer and principal financial officer on Exhibits 31.1, 31.2, 32.1 and 32.2, which correct the name of Imation’s principal financial officer and replace the previously filed versions of such exhibits and (ii) Exhibit 10.1, the Amended and Restated Letter Agreement, dated April 29, 2016, by and between Imation and Clinton Group, Inc.
This Amendment No. 1 does not modify or update the other disclosures presented in the Original Filing. Except as expressly provided herein, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing (i.e., those events occurring after May 10, 2016) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and Imation’s other filings with the SEC.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable
Item 3. Defaults Upon Senior Securities.
 Not Applicable
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
 Not Applicable
Item 6. Exhibits.
 The following documents are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Amended and Restated Letter Agreement, dated April 29, 2016, by and between Imation Corp. and Clinton Group, Inc.
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

Imation Corp.
Date:	May 12, 2016	/s/ Danny Zheng
Danny Zheng
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Amended and Restated Letter Agreement, dated April 29, 2016, by and between Imation Corp. and Clinton Group, Inc.
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