Form 10-Q
period 2016-09-30
IMATION CORP
filed 2016-11-08
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,114,895 shares of Common Stock, par value $0.01 per share, were outstanding as of October 31, 2016.

IMATION CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$11.5	$14.5	$32.8	$47.1
Cost of goods sold	6.3	9.4	18.5	29.1
Gross profit	5.2	5.1	14.3	18.0
Operating expenses:
Selling, general and administrative	8.7	15.7	27.6	49.6
Research and development	2.9	2.9	9.5	8.8
Intangible impairment	—	29.7	—	29.7
Goodwill impairment	—	28.1	—	28.1
Restructuring and other	1.3	33.0	7.1	34.5
Total	12.9	109.4	44.2	150.7
Operating loss from continuing operations	(7.7)	(104.3)	(29.9)	(132.7)
Other (income) expense:
Interest income	—	(0.1)	(0.2)	(0.3)
Interest expense	—	0.5	—	1.4
Loss from short term investment	—	—	0.3	—
Other, net expense (income)	(0.2)	0.1	0.5	0.5
Total	(0.2)	0.5	0.6	1.6
Loss from continuing operations before income taxes	(7.5)	(104.8)	(30.5)	(134.3)
Income tax benefit	(0.2)	(0.2)	(2.3)	(0.1)
Loss from continuing operations	(7.3)	(104.6)	(28.2)	(134.2)
Discontinued operations:
Benefit on sale of discontinued businesses, net of income taxes	—	—	2.4	—
Benefit (loss) from operations of discontinued businesses, net of income taxes	0.2	(47.7)	(2.2)	(49.9)
Reclassification of cumulative translation adjustment	—	—	(75.8)	—
Benefit (loss) from discontinued operations, net of income taxes	0.2	(47.7)	(75.6)	(49.9)
Net loss	$(7.1)	$(152.3)	$(103.8)	$(184.1)

Loss per common share — basic:
Continuing operations	$(0.20)	$(2.54)	$(0.76)	$(3.27)
Discontinued operations	0.01	(1.16)	(2.03)	(1.21)
Net loss	(0.19)	(3.70)	(2.79)	(4.48)
Loss per common share — diluted:
Continuing operations	$(0.20)	$(2.54)	$(0.76)	$(3.27)
Discontinued operations	0.01	(1.16)	(2.03)	(1.21)
Net loss	(0.19)	(3.70)	(2.79)	(4.48)

Weighted average shares outstanding — basic:	37.1	41.2	37.2	41.1
Weighted average shares outstanding — diluted:	37.1	41.2	37.2	41.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(7.1)	$(152.3)	$(103.8)	$(184.1)

Other comprehensive (loss) income, net of tax:

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period	—	(2.2)	—	0.9
Reclassification adjustment for net realized gains recorded in net loss	—	(3.1)	—	(6.7)
Total net unrealized losses on derivative financial instruments	—	(5.3)	—	(5.8)

Net pension adjustments:
Liability adjustments for defined benefit plans	0.3	(4.4)	(1.8)	(4.4)
Reclassification adjustment for defined benefit plans recorded in net loss	0.5	1.5	3.0	1.8
Total net pension adjustments	0.8	(2.9)	1.2	(2.6)

Net foreign currency translation:
Unrealized foreign currency translation losses	—	(3.1)	(0.8)	(6.6)
Reclassification adjustment of cumulative translation adjustments	—	—	75.8	—
Total net foreign currency translation	—	(3.1)	75.0	(6.6)

Total other comprehensive income (loss), net of tax	0.8	(11.3)	76.2	(15.0)

Comprehensive loss	$(6.3)	$(163.6)	$(27.6)	$(199.1)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11.9	$70.4
Short term investments	37.7	—
Accounts receivable, net	7.7	9.8
Inventories	4.6	8.1
Other current assets	3.9	19.1
Current assets of discontinued operations	15.3	44.3
Total current assets	81.1	151.7
Property, plant and equipment, net	3.0	4.2
Intangible assets, net	3.6	4.2
Goodwill	3.8	3.8
Other assets	1.1	0.8
Non-current assets of discontinued operations	$3.0	$3.7
Total assets	$95.6	$168.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7.7	$5.0
Other current liabilities	18.3	30.5
Current liabilities of discontinued operations	37.9	74.6
Total current liabilities	63.9	110.1
Other liabilities	29.9	27.0
Other liabilities of discontinued operations	4.7	6.9
Total liabilities	98.5	144.0
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 100 million shares, 44.4 million issued	0.4	0.4
Additional paid-in capital	1,042.5	1,042.0
Retained deficit	(997.6)	(893.9)
Accumulated other comprehensive loss	(20.0)	(96.1)
Treasury stock, at cost: 7.3 million shares at September 30, 2016; 7.1million shares at December 31, 2015	(28.2)	(28.0)
Total shareholders' equity	(2.9)	24.4
Total liabilities and shareholders’ equity	$95.6	$168.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(103.8)	$(184.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.9	15.7
Goodwill impairment	—	36.1
Intangible impairment	—	37.6
Reclassification cumulative translation adjustment	75.8	—
Short term investment	(37.7)	—
Other, net	1.7	32.8
Changes in operating assets and liabilities	(21.0)	47.2
Net cash used in operating activities	(83.1)	(14.7)
Cash Flows from Investing Activities:
Capital expenditures	(0.6)	(2.8)
Proceeds from sale of disposal group	—	0.8
Proceeds from sale of business	4.7	0.7
Proceeds from sale of assets	20.8	1.2
Net cash provided by (used in) investing activities	24.9	(0.1)
Cash Flows from Financing Activities:
Purchase of treasury stock	(0.2)	(1.7)
Short-term debt repayment	(0.2)	(17.4)
Short-term borrowings	—	16.4
Net cash used in financing activities	(0.4)	(2.7)
Effect of exchange rate changes on cash and cash equivalents	0.1	(2.8)
Net decrease in cash and cash equivalents	(58.5)	(20.3)
Cash and cash equivalents — beginning of period	70.4	114.6
Cash and cash equivalents — end of period	$11.9	$94.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

IMATION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The interim Condensed Consolidated Financial Statements of Imation Corp. ("Imation," the "Company," "we," "us" or "our") are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Condensed Consolidated Financial Statements and Notes are presented in accordance with the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes on Form 10-K.
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
The December 31, 2015 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the U.S. Securities and Exchange Commission on March 15, 2016.
The operating results of our former Storage Media and Accessories ("Legacy Businesses") and IronKey businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our Nexsan business as well as corporate expenses and activities not directly attributable to our Legacy Businesses and IronKey. Assets and liabilities directly associated with our Legacy Businesses and IronKey and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both September 30, 2016 and December 31, 2015. See Note 4 - Discontinued Operations for further information.
Note 2 — Recently Issued or Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company is currently evaluating the impact of adopting this standard and will adopt and apply the guidance of this new standard when effective.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income ("OCI"). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values.

Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option ("FVO") has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For Imation, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU’s impacts on our consolidated results of operations and financial condition.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing this standard’s impact on its consolidated financial statements.
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
The following table sets forth the computation of the weighted average basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share amounts)	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(7.3)	$(104.6)	$(28.2)	$(134.2)
Income (loss) from discontinued operations	0.2	(47.7)	(75.6)	(49.9)
Net loss	$(7.1)	$(152.3)	$(103.8)	$(184.1)
Denominator:
Weighted average number of common shares outstanding during the period - basic	37.1	41.2	37.2	41.1
Dilutive effect of stock-based compensation plans	—	—	—	—
Weighted average number of diluted shares outstanding during the period - diluted	37.1	41.2	37.2	41.1

Loss per common share — basic:
Continuing operations	$(0.20)	$(2.54)	$(0.76)	$(3.27)
Discontinued operations	0.01	(1.16)	(2.03)	(1.21)
Net loss	(0.19)	(3.70)	(2.79)	(4.48)
Loss per common share — diluted:
Continuing operations	$(0.20)	$(2.54)	$(0.76)	$(3.27)
Discontinued operations	0.01	(1.16)	(2.03)	(1.21)
Net loss	(0.19)	(3.70)	(2.79)	(4.48)

Anti-dilutive shares excluded from calculation	3.5	3.5	4.2	3.5

Note 4 — Discontinued Operations
At December 31, 2015, our reportable segments were the Legacy Businesses, IronKey and Nexsan. In September 2015, the Company adopted a restructuring plan (the "Restructuring Plan") approved by the Board of Directors of the Company (the "Board") which began the termination process of our Legacy Businesses (which included all product lines and operations associated with commercial storage media (magnetic tape), consumer storage media (optical disc and flash drive) and audio and accessories). Strategically, our Board and management determined that there was not a viable plan to make the Legacy Businesses successful and, accordingly, we began to aggressively wind-down these businesses in an accelerated manner via the Restructuring Plan. The Restructuring Plan also called for the aggressive rationalization of the Company's corporate overhead and focused on reducing our operating losses. As of September 30, 2016, our wind-down of our Legacy Businesses is materially complete as we have effectively terminated all employees associated with our Legacy Businesses and ceased all operations, including revenue-producing activities. We are still in the process of collecting our outstanding receivables and settling our outstanding payable balances associated with these businesses, but all material activities associated with the Legacy Businesses were completed by March 31, 2016.
U.S. GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of September 30, 2016, because we have ceased operations in all of our international legal entities other than those associated with Nexsan, we have determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company's U.S. corporate function. Accordingly, during the three and nine months ended September 30, 2016, the Company reclassified into discontinued operations $0.0 million and $75.8 million of foreign currency translation losses associated with our Legacy Businesses.
Additionally, in February 2016 the Company sold its IronKey business to Kingston Digital, Inc. ("Kingston") and DataLocker Inc. ("DataLocker") pursuant to two asset purchase agreements which qualified as the sale of a business. To Kingston, we sold the assets representing the Company's business of developing, designing, manufacturing and selling IronKey mobile security solutions including Windows to Go USB flash drives, Windows to Go use cases and encrypted USB flash drives and external USB hard drives. The sale specifically excluded the software and services aspect of the IronKey business. Kingston paid a purchase price of $4.3 million at closing for certain assets, including inventory, and the Company retained accounts receivable and accounts payable relating to that business. To DataLocker, Imation sold the assets of the Company’s business of software and services for its IronKey products, including services related to Windows to Go USB flash drives. DataLocker paid a purchase price of $0.4 million at closing and agreed to assume certain service obligations in the amount of approximately $2 million, as well as pay the Company earn-outs in the event certain service revenue targets are achieved. The potential earn-outs to Imation are determined in each of the three annual periods subsequent to the sale of IronKey, whereby the Company will receive 10% of the amount, if any, whereby revenue exceeds thresholds established under the sale agreement. The Company’s best estimate, at this time, is that it will not receive any contingent consideration and, accordingly, has not recorded any associated receivable. The Company recorded a pre-tax gain on this sale of $3.8 million during the first quarter of 2016.
The operating results for the Legacy Businesses and IronKey are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net revenue	—	$114.7	$2.0	$388.1
Cost of goods sold	—	106.4	0.6	329.7
Gross Profit	—	8.3	1.4	58.4
Selling, General and administrative	0.8	27.7	3.6	73.4
Research and development	—	1.9	0.5	5.6
Restructuring and other	(0.7)	23.1	(0.4)	24.3
Reclassification of cumulative translation adjustment	—	—	75.8	—
Other (Income) Expense	(0.4)	(0.5)	(0.6)	1.0
Income (loss) from operations of discontinued businesses, before income taxes	0.3	(43.9)	(77.5)	(45.9)
Gain on sale of discontinued businesses, before income taxes		—	3.8	—
Income tax provision	0.1	3.8	1.9	4.0
Income (loss) from discontinued operations, net of income taxes	0.2	$(47.7)	$(75.6)	$(49.9)
The depreciation and amortization expenses related to discontinued operations were $0.0 million and $1.5 million for the quarter ended September 30, 2016 and 2015, respectively. Capital expenditures associated with discontinued operations were $0.0 million for the quarters ended September 30, 2016 and 2015.
The depreciation and amortization expenses related to discontinued operations were $0.0 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures associated with discontinued operations were $0.0 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.
The income tax provision related to discontinued operations were $0.1 million and $1.9 million for the quarter and nine months ended September 30, 2016, respectively. See Note 10 - Income Taxes for additional information.
Current assets of discontinued operations of $15.3 million as of September 30, 2016 included approximately $10.8 million of restricted cash (primarily associated with our disputing of certain payables to vendors) and $1.8 million of accounts receivables, with the remainder consisting of a variety of immaterial other current asset amounts. Current assets of discontinued operations of $44.3 million as December 31, 2015 included approximately $16.0 million of accounts receivable, $10.0 million of restricted cash, $9.0 million of assets held for sale, $2.0 million of inventory and other current assets.
Current liabilities of discontinued operations of $37.9 million as of September 30, 2016 included accounts payable of $28.7 million and $4.4 million of customer credit and rebate accruals, with the remainder consisting of a variety of immaterial other current liability amounts. Current liabilities of discontinued operations of $74.6 million as of December 31, 2015 included approximately $39.0 million of accounts payable, $15.0 million of restructuring accruals, $5.0 million of rebates, $2.0 million of deferred revenue and other current liabilities.

Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:

	September 30,	December 31,
(In millions)	2016	2015
Accounts Receivable:
Accounts receivable	$8.2	$10.4
Less reserves and allowances(1)	(0.5)	(0.6)
Accounts receivable, net	$7.7	$9.8
Inventories:
Finished goods	$0.1	$0.9
Raw materials and supplies	4.5	7.2
Total inventories	$4.6	$8.1
Property, Plant and Equipment:
Property, plant and equipment	$12.8	$12.7
Less accumulated depreciation	(9.8)	(8.5)
Property, plant and equipment, net	$3.0	$4.2
(1)Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
Other current liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) primarily includes deferred revenue of $6.4 million and $6.2 million, levy accruals of $5.5 million and $5.1 million, corporate and legal accruals of $2.5 million and $2.6 million, accrued payroll of $3.2 million and $3.3 million, restructuring accruals of $0.5 million and $2.2 million and royalty accruals of $0.0 million and $1.8 million as of September 30, 2016 and December 31, 2015, respectively.
Other liabilities (included as a separate line in our Condensed Consolidated Balance Sheets) includes pension liabilities of $23.9 million and $21.1 million as of September 30, 2016 and December 31, 2015, respectively.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of developed technology recorded as a result of the acquisition of Connected Data, Inc. ("CDI") on October 14, 2015.

(In millions)	Developed Technology	Total
September 30, 2016
Cost	$4.3	$4.3
Accumulated amortization	(0.7)	(0.7)
Intangible assets, net	$3.6	$3.6
December 31, 2015
Cost	$4.3	$4.3
Accumulated amortization	(0.1)	(0.1)
Intangible assets, net	$4.2	$4.2
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Amortization expense	$0.2	$1.8	$0.6	$5.6

Estimated amortization expense for the remainder of 2016 and each of the next four years is as follows:

(In millions)	2016 (Remainder)	2017	2018	2019	2020
Amortization expense	$0.1	$0.7	$0.7	$0.7	$0.7
Goodwill
The goodwill balance was $3.8 million as of September 30, 2016. The goodwill is solely contained within our Nexsan segment. There are no impairment indicators based on Management's assessment. We will monitor our results and expected cash flows in the future to access whether consideration of a goodwill impairment may be necessary.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Restructuring Expense:
Severance and related	$0.4	$6.0	$0.4	$6.1
Total Restructuring	$0.4	$6.0	$0.4	$6.1
Other Expense:
Pension settlement/curtailment (Note 9)	0.3	1.0	2.6	1.0
Asset disposals / write down	—	25.1	0.1	25.1
Other(1)	0.6	0.9	4.0	2.3
Total Other	$0.9	$27.0	$6.7	$28.4
Total Restructuring and Other	$1.3	$33.0	$7.1	$34.5
(1)For the three months ended September 30, 2016, other includes consulting expenses of $0.3 million and $0.2 million for Realization Services, Inc. (See Note 16 - Related Party Transactions for additional information) and Otterbourg P.C., respectively and $0.1 million for other consulting fees. For the nine months ended September 30, 2016, other includes consulting expenses of $2.4 million and $1.4 million for Realization Services, Inc. and Otterbourg P.C., respectively, a net credit of $1.9 million for property tax refund for the former Oakdale site, as well as $2.1 million for other employee costs and consulting fees directly attributable to our Restructuring Plan. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.

Activity related to the new and existing restructuring accruals was as follows:

(In millions)	Severance and Related	Lease Termination Costs	Other	Total
Accrued balance at December 31, 2015	$1.0	$—	$—	$1.0
Charges		—	—	—
Usage and payments	(0.6)	—	—	(0.6)
Accrued balance at March 31, 2016	$0.4	$—	$—	$0.4
Charges				—
Usage and payments	(0.3)			(0.3)
Accrued balance at June 30, 2016	$0.1	$—	$—	$0.1
Charges	0.4			0.4
Usage and payments				—
Accrued balance at September 30, 2016	$0.5	$—	$—	$0.5

Note 8 — Stock-Based Compensation
Stock-based compensation for continuing operations consisted of the following: Stock-based compensation for discontinued operations was immaterial.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Stock-based compensation expense	$0.2	$0.3	$0.6	$1.7
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the Stock Plans) which are described in detail in our 2015 Annual Report on Form 10-K. As of September 30, 2016, there were 2,368,019 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2015	4,551,221	$9.02
Granted	20,000	0.83
Exercised	(7,222)	1.40
Canceled	(1,158,915)	16.01
Forfeited	(506,014)	1.52
Outstanding September 30, 2016	2,899,070	$7.71
Exercisable as of September 30, 2016	2,288,411	$9.37
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the Black Scholes valuation of stock options:

	Nine Months Ended
	September 30,
	2016	2015
Volatility	41.0%	46.0%
Risk-free interest rate	1.8%	1.9%
Expected life (months)	72	73
Dividend yield	—	—
As of September 30, 2016, there was $0.3 million of total unrecognized compensation expense related to non-vested stock options granted under our stock-based compensation plans (collectively, the "Stock Plans"). That expense is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2015	1,162,776	$2.34
Granted	—	—
Vested	(306,888)	2.47
Forfeited	(102,407)	2.33
Nonvested as of September 30, 2016	753,481	$2.28
The cost of the awards is determined using the fair market value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of September 30, 2016, there was $1.4 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 3.6 years.
Stock Appreciation Rights
During the nine months ended September 30, 2016 we did not grant any Stock Appreciation Rights ("SARs"). Outstanding SARs expire 5 years after the grant date and only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, under the terms of the 2015 SARs, any cash payments to an individual under a 2015 vested SAR would reduce any cash payment received under any earlier SAR grant pertaining to that individual, if and when such earlier SAR vests. For the stock price condition, based on the terms of the awards, 50 percent of the SARs may vest if the 30-day average Imation stock price reaches $8 per share or more by December 31, 2017 and the remaining 50 percent of the SARs could vest if the 30-day average Imation stock price reaches $12 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of Nexsan must reach certain specified stretch targets by December 31, 2017. If exercised, the SARs require a cash payment to the holder in an amount based on the Imation stock price at the date of exercise as compared to the stock price at the date of grant. As of September 30, 2016, we had 1.1 million SARs outstanding compared to 3.8 million SARS outstanding as of December 31, 2015. The decrease was primarily due to the cancellation of SARs previously granted to IronKey employees. These SARs were canceled as a result of the sale of the IronKey business. We have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three and nine months ended September 30, 2016, consistent with the funding requirements of our worldwide pension plans, we did not make any contributions to such plans. Effective January 1, 2010, the U.S. plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. plan as of January 1, 2011, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits were made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. We do not presently anticipate contributing any significant amounts to fund our worldwide pension plans during the remainder of 2016.
In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. defined benefit pension plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments for the three months ended September 30, 2016 have exceeded our expected 2016 interest costs. As a result, a partial settlement event occurred during the three months and nine months ended September 30, 2016 and we recognized a settlement loss of $0.3 million and $2.6 million, respectively. These settlement losses are included in restructuring and other in our Condensed Consolidated Statements of Operations.

Components of net periodic pension (credit) cost included the following:

	United States		International		United States		International
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$0.1	$—	$—	$—	$0.3
Interest cost	0.7	0.8	—	0.2	2.2	2.2	—	0.4
Expected return on plan assets	(0.9)	(1.1)	—	(0.2)	(2.8)	(3.1)	—	(0.6)
Amortization of net actuarial loss	0.1	0.3	—	—	0.3	0.9	—	0.2
Amortization of prior service credit	—	—	—	—	—	—	—	—
Net periodic pension (credit) cost	$(0.1)	$—	$—	$0.1	$(0.3)	$—	$—	$0.3
Settlement loss	0.3	1.0	—	—	2.6	1.0	—	—
Curtailment gain	—	—	—	—	—	—	—	—
Total pension cost	$0.2	$1.0	$—	$0.1	$2.3	$1.0	$—	$0.3
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three and nine months ended September 30, 2016, we recorded income tax benefit from continuing operations of $(0.2) million and $(2.3) million, respectively. For the three and nine months ended September 30, 2015, we recorded income tax benefit of $(0.2) million and $(0.1) million, respectively. The change in the income tax expense from continuing operations for the nine months ended September 30, 2016 compared to the same period last year is primarily related to the intraperiod allocation of total tax expense between continuing operations and discontinued operations. The effective income tax rate for the three and nine months ended September 30, 2016 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the intraperiod allocation of total tax expense between continuing operations and discontinued operations.
We file income tax returns in multiple jurisdictions and are subject to review by various U.S and foreign taxing authorities. Our U.S. federal income tax returns for 2013 through 2015 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2009. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $1.4 million and $1.7 million as of September 30, 2016 and December 31, 2015, respectively. These liabilities are associated with our Legacy Businesses and have been included with the separately presented other liabilities of discontinued operations on the face of our consolidated balance sheet. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however it is not possible to reasonably estimate the effect at this time.
Note 11 — Major Customers and Accounts Receivable
For the three months ended September 30, 2016 and 2015, two customers accounted for 26.5% and one customer accounted for 17.6% of revenue, respectively. For the nine months ended September 30, 2016 and 2015, one customer accounted for 20.9% and 18.6% of revenue, respectively.
At September 30, 2016 one customer accounted for 13.8% of accounts receivable. At December 31, 2015, one customer accounted for 19.9% of accounts receivable.

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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. As of September 30, 2016 there were no indicators that would require an impairment of goodwill, intangible assets or property, plant and equipment.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, our contingent consideration obligations associated with the acquisition of CDI and investments in trading securities (described further below under the "Trading Equity Securities" heading). The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$37.7	$2.9	$34.8	$—
Liabilities:
Contingent consideration associated with CDI acquisition	$0.6	$—	$—	$0.6

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$1.0	$1.0	$—	$—
Warrants	0.4	—	—	0.4
Liabilities:
Contingent consideration associated with CDI acquisition	$0.8	$—	$—	$0.8
Trading Equity Securities
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss associated with this trading security as a component of "Other (income) expense" in our Condensed Consolidated Statements of Operations and purchases or sales of this security are reflected as Operating activities in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2016, the short term investment balance in Clinton Lighthouse was $34.8 million. We recorded an unrealized loss of approximately $0.7 million in the nine months ended September 2016 related to Clinton Lighthouse, which includes $0.5 million of accrued performance fees reflected within "Other (income) expense" in the Condensed Consolidated Statements of Comprehensive Loss. See Note 16 - Related Party Transactions for more information.
Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 5.0 million shares of common stock, replacing our previous authorization. We did not repurchase any shares during the three months ended September 30, 2016. Since the authorization of this program, we have repurchased 3.0 million shares of common stock for $13.3 million and, as of September 30, 2016, we had remaining authorization to repurchase up to 2.0 million additional shares. The treasury stock held as of September 30, 2016 was acquired at an average price of $3.86 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2015	7,159,474
Purchases	—
Exercise of stock options	(7,222)
Restricted stock grants	—
Forfeitures and other	155,894
Balance as of September 30, 2016	7,308,146
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$—	$(20.1)	$(76.0)	$(96.1)
Other comprehensive income (loss) before reclassifications, net of tax	—	(1.8)	(0.8)	(2.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	3.0	75.8	78.8
Net current period other comprehensive (loss) income	—	1.2	75.0	76.2
Balance as of September 30, 2016	$—	$(18.9)	$(1.0)	$(19.9)
As of September 30, 2016, the remaining $1.0 million of cumulative foreign currency translation amounts recorded in Accumulated Other Comprehensive Income pertain to our on-going Nexsan operations. See Note 4 - Discontinued Operations for disclosure pertaining to the $75.8 million of accumulated foreign currency translation losses reclassified into discontinued operations during the nine months ended September 30, 2016.

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations Where (Gain) Loss is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Gains on cash flow hedges	$—	$(0.8)	$—	$(6.1)	Cost of goods sold
Income tax expense	—	(2.3)	—	(0.6)	Income tax provision (benefit)
Subtotal	—	(3.1)	—	(6.7)
Amortization of net actuarial loss	0.2	0.3	0.4	0.7	Selling, general and administrative
Pension curtailment / settlement loss	0.3	1.0	2.6	1.0	Restructuring and other
Income tax expense	—	0.2	—	0.1	Income tax provision (benefit)
Subtotal	0.5	1.5	3.0	1.8
Cumulative translation adjustment	—	—	75.8	—	Discontinued operations
Income tax benefit	—	—	—	—	Income tax provision (benefit)
Subtotal	—	—	75.8	—
Total reclassifications for the period	$0.5	$(1.6)	$78.8	$(4.9)
Note 14 — Segment Information
Beginning in the fourth quarter of 2015, in conjunction with our accelerated wind-down of the Company's Legacy Businesses, the Company changed the manner in which it evaluates the operations of the Company and makes decisions around the allocation of resources. The Company operated in three reportable segments as of December 31, 2015: "Storage Media and Accessories" (also referred to as our "Legacy Businesses"); "IronKey"; and "Nexsan". We sold our IronKey business in February 2016 and have substantially completed the wind-down of the Legacy Businesses as of March 31, 2016. Both former segments are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information on these divestitures. Nexsan is our only remaining reportable segment as of September 30, 2016.
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
Net revenue and operating income (loss) from continuing operations by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net revenue
Nexsan	$11.5	$14.5	$32.8	$47.1
Total net revenue	$11.5	$14.5	32.8	$47.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Operating income (loss) from continuing operations
Nexsan	$(4.3)	$(7.3)	$(14.3)	$(20.4)
Total segment operating loss	(4.3)	(7.3)	(14.3)	(20.4)
Corporate and unallocated	(2.1)	(6.2)	(8.5)	(20.0)
Restructuring and other	(1.3)	(90.8)	(7.1)	(92.3)
Total operating loss	(7.7)	(104.3)	(29.9)	(132.7)
Interest income	—	(0.1)	(0.2)	(0.3)
Interest expense	—	0.5	—	1.4
Short term investment (income) loss	—	—	0.3	—
Other, net expense	(0.2)	0.1	0.5	0.5
Loss from continuing operations before income taxes	$(7.5)	$(104.8)	$(30.5)	$(134.3)
Note 15 — Litigation, Commitments and Contingencies
Litigation
The Company is subject to various pending or threatened lawsuits, claims, and other legal matters that arise in the ordinary course of conducting business. All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.
The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities - sometimes referred to as “patent trolls” - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of September 30, 2016, the Company is not able to reasonably estimate the amount of any monetary liability or financial impact that may be incurred with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On January 26, 2016, CMC Magnetic Corp. ("CMC"), a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages of $6.3 million from Imation and $0.6 million from Imation's wholly-owned subsidiary Imation Latin America Corp. ("ILAC") for alleged breach of contract. Imation and ILAC deny any liabilities and assert counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment. Additionally, as further described in the following paragraph, Imation is disputing payables to CMC for amounts exceeding $6.3 million. In June 2016, CMC filed a motion seeking to amend its complaint to increase alleged damages to $7.2 million and add additional defendants including Imation directors and officers, which the Company has obligations to defend and indemnify. Thereafter, CMC served its amended complaint and Imation and ILAC answered asserting numerous affirmative defenses and counterclaims. CMC has since retained new counsel in the action and CMC's time to reply to the counterclaims asserted by Imation and ILAC has been extended by agreement of the parties pending a motion by CMC's new counsel to further amend CMC's complaint, which motion the Court has given CMC until November 9, 2016 to file. The Company believes CMC's claims are without merit and intends to defend its position vigorously.
The Company is currently disputing trade payables with certain vendors (including CMC) associated with our Legacy Businesses on the basis of vendor non-performance. As of September 30, 2016, based on invoices from these vendors, the Company has recorded, but not made payment, with the respect to $26.8 million of disputed trade payables, all of which are recorded as "Current liabilities of discontinued operations" on the Company's Condensed Consolidated Balance Sheets. To the extent the Company is able to resolve any of these disputes for an amount lower than the corresponding recorded liabilities, the applicable difference would be recognized as a gain within discontinued operations. In connection with disputed trade payables, certain vendors have attached, seized or otherwise effected restrictions on the Company's access to approximately $10.8 million of the Company's cash, all of which is recorded as restricted cash within "Current assets of discontinued operations" on the Company's Condensed Consolidated Balance sheets.
On May 6, 2016 Nexsan Technologies Incorporated, a wholly own subsidiary of Imation ("NTI"), filed a complaint in United States District Court for the District of Massachusetts seeking a declaratory judgment against EMC Corporation ("EMC"). NTI alleges that NTI has a priority of right to use certain of its UNITY trademarks and that NTI's prosecution of its trademark applications with the respect to, and to use of, such trademarks does not infringe upon EMC's trademarks. In addition, NTI seeks and injunctive relief to prevent EMC from threatening NTI with legal action related to use of UNITY trademarks, or making any public statements or statements to potential customers calling into question NTI's right to use UNITY trademarks. EMC has answered and counterclaimed alleging that NTI's use of the UNITY trademark, infringes EMC's common law rights in the UNITY and EMC UNITY trademarks.
Environmental Matters
Our operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. We did not have any environmental accruals as of September 30, 2016.
Copyright Levies
Background and historical developments associated with our copyright levies are discussed in Note 15 - Litigation, Commitments and Contingencies in our Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016 and December 31, 2015, we had accrued liabilities of $5.1 million associated with accessed levies for which we are withholding payment. These accruals are recorded as "Other current liabilities" on the Company's Condensed Consolidated Balance Sheets (and not within discontinued operations). The Company's management oversees copyright levy matters and continues to explore options to resolve these matters.
The company is subject to several pending or threatened legal actions by the levy collection societies of the various European Union countries. Generally, those actions relate to allegations of non-payment by Imation of copyright levies associated with the sale of Legacy Business products in commercial and consumer channels. Imation asserts corresponding counterclaims or claims in parallel actions seeking reimbursement for levies illegally collected by the levy collection societies with the respect to sales of Legacy Business products in the commercial channels.
In one such action, Imation Europe B.V., a wholly-owned subsidiary of Imation ("Imation Europe"), alleges that Copie France, the levy collection society in France, illegally collected levies from Imation Europe with respect to the sales of Legacy Business products to commercial end-users in a manner contrary to European Union laws. Copie France asserts counterclaims against Imation Europe for levies with respect to sales of Legacy Business products to commercial end-users. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris) on Imation Europe's claim and Copie France’s counterclaim. On April 8, 2016, the Paris District Court rejected all of Imation Europe's claims finding that the European Union law arguments raised by Imation were inapplicable and relied solely on French law to grant Copie France’s counterclaims. Imation Europe has filed a notice of appeal which suspends enforcement of the ruling. Imation had previously reversed all accruals for liabilities associated with copyright levies in France. Imation believes Copie France's counterclaims are without merit and intends to defend its position vigorously. Despite the April 2016 ruling of the Paris District Court, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter.
The Canadian Private Copying Collective ("CPCC") is alleging that Imation Enterprises Corp. has not previously reported certain prior sales of Legacy Business products that should have been subject to copyright levies and seeks damages of approximately CAD 1 million and penalties and interest of approximately CAD 5 million. Imation believes CPCC's claims are without merit and intends to defend its position vigorously. The Company does not believe it to be probable that it will have to make any copyright levy payments in the future to CPCC and, accordingly, has not recorded an accrual for this matter.
The Company is subject to threatened actions by certain customers of Imation seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to the Company, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. Additional court decisions may be rendered in the future that may directly or indirectly impact our levy exposure in specific European countries which could result in our reassessment of exposure to copyright levy liabilities in those countries.
Note 16 — Related Party Transactions
As previously disclosed, on August 17, 2015, the Board appointed Mr. Kasoff to serve as Interim President of the Company effective August 19, 2015. Effective October 14, 2015, in connection with the appointment of Mr. Fernander to the position of Interim Chief Executive Officer, the Board appointed Mr. Kasoff as Chief Restructuring Officer at the same level of compensation he received as Interim President. Effective November 25, 2015, the Board of Directors appointed Mr. Kasoff to also serve as the Company's Interim Chief Financial Officer until April 26, 2016 when the Company appointed Mr. Danny

Zheng as the Chief Financial Officer. Effective September 8, 2016, Mr. Kasoff resigned as the Chief Restructuring Officer of the Company and remains a member of the Board of Directors.
Mr. Kasoff also serves as president of Realization Services, Inc. (RSI), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI had performed consulting services for the Company for the period from August 8, 2015 up to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three week extended term. Under the consulting agreement, RSI could receive consulting fees of up to $125,000 per week during the initial term. Consulting fees for the extended term, if elected by the Company, could not exceed $500,000. RSI received consulting fees $0.3 million and $2.4 million for the three and nine months ending September 30, 2016 respectively. The fees are recorded in restructuring and other charges.
In January 2016, the Board approved investing up to 25% of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity. On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in Clinton Lighthouse. Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton Group, Inc. (“Clinton”). Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to its performance fee (which is based on the quarterly investment returns of the fund) in the form of the Company’s common stock at a value of $1.00 per share. The closing price of the Company’s common stock on February 8, 2016 was $0.65. The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Joseph A. De Perio, the Chairman of the Board and a Senior Portfolio Manager at Clinton, recusing himself from all discussions and deliberations regarding, and abstaining from, the vote. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s cash that may be invested, such that the Company may invest up to $35 million cash, excluding gains or losses, in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an Amended and Restated Subscription Agreement in order to adjust the price at which the Company’s stock would be valued for purposes of calculating the performance fee thereunder from $1.00 to $1.80 beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of September 30, 2016, the Company has accrued $0.5 million associated with the performance fees pertaining to this investment, but has not made any payments under the agreement. As of September 30, 2016, the short term investment balance included a $34.8 million investment in Clinton Lighthouse. We recorded an unrealized loss of approximately $0.7 million in the nine months ended September 2016 related to Clinton Lighthouse, which includes $0.5 million of accrued performance fees in other (income) expense in the income statement.
Note 17 — Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Imation is a holding company involved in asset management.  The Company’s Nexsan subsidiary is engaged in the global enterprise data storage business. At the corporate level, there is an ongoing strategic review as Imation continues to seek and explore new opportunities to enable us to pursue a diverse range of strategic business opportunities and deploy excess cash.
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to be read in conjunction with our Condensed Consolidated Financial Statements and related Notes that appear elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve risks and uncertainties. Imation's actual results could differ materially from those anticipated due to various factors discussed in this MD&A under the caption "Forward-Looking Statements and Risk Factors" and the information contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 15, 2016, including Item 1A. Risk Factors of such Annual Report.
This Quarterly Report on Form 10-Q includes tradenames and trademarks owned by us or that we have the right to use. Solely for convenience, the trademarks or tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.
Executive Summary
Consolidated Results of Operations for the Three Months Ended September 30, 2016

•
Net revenue from continuing operations (Nexsan) of $11.5 million for the three months ended September 30, 2016 was down 20.7 percent compared with $14.5 million in the same period last year. The decrease was a result of the strategic decision to exit underperforming regions and low-margin portions of the business.

•
Operating loss from continuing operations was $7.7 million for the three months ended September 30, 2016 compared with an operating loss of $104.3 million in the same period last year, an improvement of $96.6 million, due to charges incurred in connection with the intangible and goodwill write-off and asset disposal charges in the third quarter of 2015 and Nexsan and corporate cost reductions.

•	Diluted loss per share from continuing operations was $0.20 for the three months ended September 30, 2016 compared with a diluted loss per share of $2.54 for the same period last year.
Consolidated Results of Operations for the Nine Months Ended September 30, 2016

•
Net revenue from continuing operations (Nexsan) of $32.8 million for the nine months ended September 30, 2016 was down 30.4 percent compared with $47.1 million in the same period last year. The decrease was a result of the strategic decision to exit underperforming regions and low-margin portions of the business.

•
Operating loss from continuing operations was $29.9 million for the nine months ended September 30, 2016 compared with an operating loss of $132.7 million in the same period last year, due to the same reasons for the three months ended September 30, 2016. The operating loss for the nine months ended September 30, 2016 includes a charge of $7.1 million for restructuring and other related to the restructuring program approved by our Board of Directors in September 2015.

•	Diluted loss per share from continuing operations was $0.76 for the nine months ended September 30, 2016 compared with a diluted loss per share of $3.27 for the same period last year.
Cash Flow/Financial Condition for the Nine Months Ended September 30, 2016

•
Cash and cash equivalents totaled $11.9 million at September 30, 2016 compared with $70.4 million at December 31, 2015. The decline in the cash balance of $58.5 million was primarily due to investing the excess cash of $35.0 million into Clinton Lighthouse Equity Strategies Fund, operating loss and payment of restructuring related costs, offset by the proceeds from sales of assets.

Results of Operations
The following discussion relates to continuing operations unless indicated otherwise. The operating results of our Legacy Businesses and IronKey businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements for further information on these divestitures.

Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Net revenue	$11.5	$14.5	(20.7)%	$32.8	$47.1	(30.4)%
Net revenue for the three months ended September 30, 2016 decreased 20.7 percent compared with the same period last year due to declines in the Nexsan business segment. The decrease was a result of the strategic decision to exit underperforming regions and low-margin portions of the business.
Net revenue for the nine months ended September 30, 2016 decreased 30.4 percent compared with the same period last year due to declines in the Nexsan business segment. The decrease was due to the same reasons for the three months ended September 30, 2016.
See Segment Results for further discussion of our reporting segments and products.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Gross profit	$5.2	$5.1	2.0%	$14.3	$18.0	(20.6)%
Gross margin	45.2%	35.2%		43.6%	38.2%
Gross profit for the three months ended September 30, 2016 increased $0.1 million and gross margin percentage increased by 10.0 percent compared with the same period last year due to production cost improvements, price optimization programs implemented by the new management team and product mix changes.
Gross profit for the nine months ended September 30, 2016 decreased $3.7 million as a result of the declines in revenue. Gross margin percentage increased by 5.4 percent compared with the same period last year due to the same reasons for the three months ended September 30, 2016.
Selling, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Selling, general and administrative	$8.7	$15.7	(44.6)%	$27.6	$49.6	(44.4)%
As a percent of revenue	75.7%	108.3%		84.1%	105.3%
SG&A expense decreased for the three months ended September 30, 2016 by $7.0 million (or 44.6 percent) compared with the same period last year primarily due to significant Nexsan and corporate cost reductions of $2.9 million and $4.1 million, respectively. These cost reductions were realized primarily as the result of the strategic decision to discontinue Nexsan operations in underperforming regions and other personnel cost reductions. The corporate cost reductions relate to significant reductions in corporate headcount, IT spending and facility costs. The Company now maintains a small team at its headquarters in Minnesota.
SG&A expense decreased for the nine months ended September 30, 2016 by $22.0 million compared with the same period last year primarily due to significant Nexsan and corporate cost reductions of $10.5 million and $11.5 million, respectively. Nexsan and corporate reductions relate to the same reasons described above.
Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Research and development	$2.9	$2.9	—%	$9.5	$8.8	8.0%
As a percent of revenue	25.2%	20.0%		29.0%	18.7%

R&D expense was the same for the three months ended September 30, 2016 compared with the same period last year. The R&D investment was primarily related to the Nexsan Unity product.
R&D expense increased by $0.7 million for the nine months ended September 30, 2016 compared with the same period last year due to investment in the refreshed E-Series product and the creation of Unity.

Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Restructuring and other	$1.3	$33.0	(96.1)%	$7.1	$34.5	(79.4)%
For the three months ended September 30, 2016, the $1.3 million of restructuring and other charges includes severance expense of $0.4 million, consulting fees and other employee costs of $0.6 million and pension settlement charges of $0.3 million. Compared to the same period last year, restructuring and other charges decreased by $31.7 million. The decrease is due to an asset disposal of $25.1 million in the third quarter of 2015, lower severance charges of $5.6 million, reduced consulting fees of $0.3 million and lower pension settlement costs of $0.7 million.
For the nine months ended September 30, 2016, the $7.1 million of restructuring and other charges includes severance expense of $0.4 million, consulting fees and other employee costs of $5.9 million, pension settlement charges of $2.6 million, asset disposal charges of $0.1 million, and a net property tax refund of $1.9 million for the former Oakdale site. Compared to the same period last year, restructuring and other charges decreased by $27.4 million. The decrease is due to lower asset disposal charges of $25.0 million, lower severance charges of $5.7 million, increased pension settlement costs of $1.6 million, increased other employee costs and consulting fees of $3.6 million, and a net credit of $1.9 million for a property tax refund for the former Oakdale site.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements for further details on our restructuring and other expense.
Operating Loss from Continuing Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Operating loss from continuing operations	$(7.7)	$(104.3)	(92.6)%	$(29.9)	$(132.7)	(77.5)%
As a percent of revenue	(67.0)%	(719.3)%		(91.2)%	(281.7)%
Operating loss from continuing operations decreased by $96.6 million for the three months ended September 30, 2016 compared with the same period last year primarily due to charges incurred in connection with the intangible and goodwill write-off and asset disposal charges in the third quarter of 2015 and Nexsan and corporate cost reductions.
Operating loss from continuing operations decreased by $102.8 million for the nine months ended September 30, 2016 compared with the same period last year primarily due to the same reasons for the three months ended September 30, 2016.

Other (Income) Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Interest income	$—	$(0.1)	NM	$(0.2)	$(0.3)	(33.3)%
Interest expense	—	0.5	NM	—	1.4	NM
(Income) loss from short term investment	—	—	NM	0.3	—	NM
Other, net expense (income)	(0.2)	0.1	NM	0.5	0.5	—%
Total other expense	$(0.2)	$0.5	NM	$0.6	$1.6	(62.5)%
As a percent of revenue	(1.7)%	3.4%		1.8%	3.4%
"NM" - Indicates the Percent Change is not meaningful
Other expense for the three months ended September 30, 2016 decreased by $0.7 million compared with the same period last year. The decrease was primarily due to the elimination of interest cost related to the previous credit facility.
Other expense for the nine months ended September 30, 2016 decreased by $1.0 million compared with the same period last year. The decrease was primarily due to the elimination of interest cost related to the previous credit facility and losses on short-term investments.
Income Tax Provision (Benefit)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Income tax provision (benefit)	$(0.2)	$(0.2)	—%	$(2.3)	$(0.1)	NM
Effective tax rate	2.7%	0.2%		7.5%	0.1%
"NM" - Indicated the Percent Change is not meaningful
The income tax provision for the three and nine months ended September 30, 2016 is primarily related to the intraperiod allocation of total tax expense between continuing operations and discontinued operations. The effective income tax rate for the three and nine months ended September 30, 2016 differs from the U.S. federal statutory rate of 35 percent primarily due to a valuation allowance on various deferred tax assets and the intraperiod allocation of total tax expense between continuing operations and discontinued operations.

Income (Loss) from Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Net revenue	$—	$114.7	$2.0	$388.1
Cost of goods sold	—	106.4	0.6	329.7
Gross profit	—	8.3	1.4	58.4
Selling, general and administrative	0.8	27.7	3.6	73.4
Research and development	—	1.9	0.5	5.6
Restructuring and other	(0.7)	23.1	(0.4)	24.3
Reclassification of cumulative translation adjustment	—	—	75.8	—
Other (income) expense	(0.4)	(0.5)	(0.6)	1.0
Income (loss) from operations of discontinued businesses, before income taxes	0.3	(43.9)	(77.5)	(45.9)
Gain on sale of discontinued businesses, before income taxes		—	3.8	—
Income tax provision	0.1	3.8	1.9	4.0
Income (loss) from discontinued operations, net of income taxes	$0.2	$(47.7)	$(75.6)	$(49.9)
Discontinued operations comprise results from our former Legacy Businesses and IronKey segments. For the three months ended September 30, 2016, the Company had a gain of $0.2 million primarily due to the reversal of previously accrued liabilities. The loss for the nine months ended September 30, 2016 was $75.6 million, primarily due to the release of cumulative translation adjustments. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements for more information on our discontinued operations.
Segment Results
Nexsan was the only business segment in the three months ended September 30, 2016. The previous Legacy Businesses and IronKey segments were reported within discontinued operations.
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
Information related to our segments is as follows:
     Nexsan

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Net revenue	$11.5	$14.5	(20.7)%	$32.8	$47.1	(30.4)%
Operating income (loss)	(4.3)	(7.3)	(41.1)%	(14.3)	(20.4)	(29.9)%
As a percent of revenue	(37.4)%	(50.3)%		(43.6)%	(43.3)%
Nexsan revenue decreased by 20.7 percent and 30.4 percent for the three and nine months ended September 30, 2016, respectively, compared with the same periods last year. This was due to the strategic decision to exit underperforming regions and low-margin portions of the business.
The operating loss decreased by $3.0 million for the three months ended September 30, 2016 and $6.1 million for the nine months ended September 30, 2016 compared with the same periods last year driven primarily by operating expense reductions and improved gross margin percentages due to production cost improvements, price optimization programs implemented by the new management team and product mix changes.

     Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2016	2015		2016	2015
Operating loss	$(3.4)	$(97.0)	(96.5)%	$(15.6)	$(112.3)	(86.1)%
For the three months ended September 2016, corporate and unallocated operating loss consists of $2.1 million of corporate charges and $1.3 million of restructuring and other charges. Costs decreased by $93.6 million due to lower corporate spending of $4.1 million, and lower restructuring and other charges of $92.1 million primarily due to charges incurred in connection with the intangible and goodwill write-off and asset disposal charges in the third quarter of 2015.
For the nine months ended September 2016, corporate and unallocated operating loss consists of $8.5 million of corporate charges and $7.1 million of restructuring and other charges. Costs decreased by $96.7 million due to lower corporate spending of $11.5 million, and lower restructuring and other charges of $85.2 million primarily due to charges incurred in connection with the intangible and goodwill write-off and asset disposal charges in the third quarter of 2015.
Impact of Changes in Foreign Currency Rates
The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and nine months ended September 30, 2016, respectively.
Financial Position
Our cash and cash equivalents balance as of September 30, 2016 was $11.9 million compared to $70.4 million as of December 31, 2015. In addition, we had $34.8 million invested in the Clinton Lighthouse, a short term investment that has daily liquidity and $2.9 million in other short-term investments.
Our accounts receivable balance as of September 30, 2016 was $7.7 million, a decrease of $2.1 million from $9.8 million as of December 31, 2015 as a result of sales declines. Days sales outstanding ("DSO") was 45 days as of September 30, 2016, up 13 days from December 31, 2015, primarily due to the timing of customer payments. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of September 30, 2016 was $4.6 million, a decrease of $3.5 million from $8.1 million as of December 31, 2015 as a result of inventory management improvements and sales declines. Days of inventory supply was 93 days as of September 30, 2016, and down 39 days from December 31, 2015, primarily due to improved inventory management. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of September 30, 2016 was $7.7 million, an increase of $2.7 million from $5.0 million as of December 31, 2015. The increase in accounts payable was mainly due to the seasonal timing of payments.
Our other current liabilities balance as of September 30, 2016 was $18.3 million compared to $30.5 million as of December 31, 2015. The decrease of $12.2 million was mainly due to the payment of severances and accrued restructuring expenses.

Liquidity and Capital Resources
Cash Flows Used in Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2016	2015
Net loss	$(103.8)	$(184.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.9	15.7
Goodwill impairment	—	36.1
Intangible impairment	—	37.6
Reclassification of cumulative translation adjustment	75.8	—
Short term investment	(37.7)	—
Other, net	1.7	32.8
Changes in operating assets and liabilities	(21.0)	47.2
Net cash used in operating activities	$(83.1)	$(14.7)
Cash used in operating activities was $83.1 million for the nine months ended September 30, 2016 reflecting negative earnings and our investment of $34.8 million in Clinton Lighthouse and $2.9 million in other short term investments as well as the payments for accrued severance and restructuring. Cash used in operating activities was $14.7 million for the nine months ended September 30, 2015 reflecting our investment in the Nexsan business and working capital changes.
Cash Flows Used in Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2016	2015
Capital expenditures	$(0.6)	$(2.8)
Proceeds from sale of disposal group	—	0.8
Proceeds from sale of business	4.7	0.7
Proceeds from sale of assets	20.8	1.2
Net cash provided by (used in) investing activities	$24.9	$(0.1)
Cash flows from investing activities for the nine months ended September 30, 2016 included the sale of the Company's Oakdale, Minnesota facility, Memorex brand and IronKey businesses. Cash used in investing activities for the nine months ended September 30, 2015 included capital expenditures of $2.8 million in Nexsan and corporate, partially offset by proceeds from the sale of our discontinued businesses.
Cash Flows Used in Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2016	2015
Purchase of treasury shares	$(0.2)	$(1.7)
Exercise of stock options	—	—
Short-term debt repayment	(0.2)	(17.4)
Short-term borrowings	—	16.4
Net cash used in financing activities	$(0.4)	$(2.7)
Our liquidity needs for the remaining three months of 2016 include the following: investment in the Nexsan business ($3.0 to $4.0 million), corporate expense ($2.0 to $3.0 million) as well as supplier payments. We anticipate that cash and cash equivalents will provide liquidity sufficient to meet these needs and for our operations.

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
Contractual Obligations
As of September 30, 2016, there have been no material changes to our contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning strategic initiatives and potential acquisitions, the results of operations of our existing business lines and our ability to implement our restructuring plans, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our ability to successfully implement our strategy for our existing business as well as other lines of business that we may pursue; our ability to grow our business in new products with profitable margins and the rate of revenue decline for certain existing products; our ability to meet future revenue growth, gross margin and earnings targets; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; the ability of the Clinton Lighthouse investment to generate positive returns: our potential dependence on third parties for new product introductions or technologies in order to introduce our own new products; our ability to successfully implement restructuring plans; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; the ability of our security products to withstand cyber-attacks; the loss of a major customer, partner or reseller; changes in European law or practice related to the imposition or collectability of optical levies; the seasonality and volatility of the markets in which we operate; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; our ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; our ability to retain and attract key employees to manage our existing businesses and the businesses we may acquire; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of the announcement of our review of strategic alternatives; the effect of the transition of our Board of Directors; and the volatility of our stock price due to our results or market trends, the ability to meet the continued listing requirements of the NYSE; the implementation of new systems and enhancements which may be disruptive and could impact our ability to accurately report our financial results; the effect of decreasing revenues and greater losses in our Nexsan business as well as various factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and from time to time in Part II Item 1A of our Quarterly Reports on Form 10-Q and our other filings with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change since our Annual Report on Form 10-K for the year ended December 31, 2015. For further information, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the U.S. Securities and Exchange Commission on March 15, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2016, the end of the period covered by this report, the Interim Chief Executive Officer, Robert B. Fernander, and the Vice President and Chief Financial Officer, Danny Zheng, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended September 30, 2016, Management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

The Company is subject to various pending or threatened lawsuits, claims and other legal matters that arise in the ordinary course of conducting business. All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of operations and cash flows.
The Company is subject to allegations of patent infringement by our competitors as well as by non-practicing entities, sometimes referred to as “patent trolls,” who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of September 30, 2016, the Company is unable to reasonably estimate the amount of any monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the resolution of these matters could materially affect our financial condition, results of operations and cash flows.
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance of these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. There have historically been no material losses related to such indemnifications obligations. In accordance with accounting principles generally accepted in the United States of America, we record a liability in our Condensed Consolidated Financial Statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for information on Copyright Levies.
Item 1A. Risk Factors.
There were no changes on the Risk Factors from our last Annual Report 10-K. For further information on other risk factors, see Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the U.S. Securities and Exchange Commission on March 15, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 Not Applicable
Item 3. Defaults Upon Senior Securities.
 Not Applicable
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
 Effective September 8, 2016, Barry L. Kasoff resigned as the Chief Restructuring Officer of the Company. Mr. Kasoff will continue to serve as a member of the Board.

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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imation Corp.
Date:	November 8, 2016	/s/ Danny Zheng
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
101
The following financial information from Imation Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.