Form 10-K
period 2016-12-31
GlassBridge Enterprises, Inc.
filed 2017-03-24
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
Form 10-K
________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-14310
____________________________
GLASSBRIDGE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1838504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1099 Helmo Ave. N., Suite 250 Oakdale, Minnesota (Address of principal executive offices)	55128 (Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $1.25 as reported on the New York Stock Exchange on June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), was $43.1 million.
The number of shares outstanding of the registrant’s common stock on February 28, 2017 was 4,943,299.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLASSBRIDGE ENTERPRISES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

Item 1.	Business.
General
GlassBridge Enterprises, Inc. (“GlassBridge”) is a holding company. Our wholly-owned subsidiary GlassBridge Asset Management, LLC (“GBAM”) is an investment advisor focused on technology-driven and quantitative strategies. Our subsidiary Nexsan Corporation (“Nexsan”) is a global enterprise data storage business.
As used in this document, the terms “GlassBridge”, “the Company”, “we”, “us”, and “our” mean GlassBridge Enterprises, Inc. and its subsidiaries and consolidated entities unless the context indicates otherwise.
Strategic Direction
GlassBridge was incorporated as Imation Corp. in Delaware in 1996 from the spin-off of substantially all the businesses that comprised the data storage and imaging systems groups of 3M Company. Until 2015, we primarily provided data storage and security solutions through our two legacy business segments: Consumer Storage and Accessories and Tiered Storage and Security Solutions, which we refer to as our “Legacy Businesses.”
We have, however, undergone a period of significant changes. Beginning with the proxy contest led by Clinton Relational Opportunity Master Fund, L.P. ("Clinton") in connection with the annual meeting of stockholders in 2015 and continuing until February 2017, we underwent a restructuring plan led by our management, our Board of Directors (the “Board”) and its Strategic Alternatives Committee. Since the proxy contest, our evolution has included a re-composition of the Board, changes in the compensation structures of the Board and management and the execution of a restructuring plan which included the elimination of unprofitable businesses and the harvesting of capital from the liquidation of non-core assets.
Beginning in September 2015, the Board, management and the Strategic Alternatives Committee adopted a restructuring plan to begin the process of discontinuing our Legacy Businesses, a decision which resulted from continued losses due to secular declines and which was aimed to reduce our cost structure and streamline our organization. Following the wind down of our Legacy Businesses, we then developed and explored strategies and alternatives to create stockholder value by deploying our excess capital. The restructuring plan also called for the rapid rationalization of our corporate overhead. We incurred approximately $120 million in total charges for the restructuring plan, excluding tax impact. The charges were mostly non-cash, with cash charges of approximately $34 million.
The restructuring plan also included the following steps:

•	In October 2015, we acquired substantially all of the equity of Connected Data, Inc. ("CDI");

•	During the third quarter of 2015, we significantly revised our business strategy by narrowing our product portfolio and reducing our operating expenses;

•
In December 2015, we amended our cash investment policy to permit investment activity in public company stock, index funds, mutual funds and other investment funds that offer attractive returns without significantly compromising liquidity, at all times considering the applicable risks;

•	In January 2016, the Board approved investing up to 25% of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity;

•
In the first quarter 2016, we entered into subscription agreements to invest up to $35 million of our excess cash in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral, statistical arbitrage fund which provides daily liquidity to its investors, which is managed by Clinton. Clinton waived its customary management fee and agreed to receive incentive compensation in connection with the subscription agreements. Our investment in Clinton Lighthouse is now included in the overall capacity offered to GBAM under the Capacity and Services Transaction;

•
In January 2016, we completed the sale of our former corporate headquarters facility in Oakdale, Minnesota, to Larson Family Real Estate LLP for a gross sale price of $11.5 million, with net proceeds of $11.0 million;

•	In January 2016, we sold our Memorex trademark and two associated trademark licenses to DPI Inc. for $9.4 million; and

•
In February 2016, we sold our IronKey business to Kingston Digital, Inc. and DataLocker Inc. pursuant to two asset purchase agreements. To Kingston Digital, Inc., we sold the assets representing the Company’s business of developing, designing, manufacturing and selling IronKey mobile security solutions. This includes Windows to Go USB flash drives, Windows to Go use cases and encrypted USB flash drives and external USB hard drives. The sale specifically excluded the software and services aspect of the IronKey business. Kingston Digital, Inc. paid a purchase price of $4.3 million at closing for certain assets, including inventory, and the Company retained accounts receivable and accounts payable relating to that business. To DataLocker, we sold the assets of the Company’s business of software and services for its IronKey products, including services related to Windows to Go USB flash drives. DataLocker paid a purchase price of $0.4 million at closing and agreed to assume certain service obligations in the amount of approximately $2.0 million, as well as to pay to the Company earn-outs in the event certain service revenue targets are achieved. In December 2016, the Company signed a new agreement with DataLocker to receive a one-time payment of $0.2 million and acknowledges that no further consideration shall be due or payable.

Our restructuring plan involved two strategic final steps: the NXSN Transaction and the Capacity and Services Transaction.
We closed a transaction in January 2017 with NXSN Acquisition Corp. (“NXSN”), an affiliate of Spear Point Capital Management LLC, pursuant to which all of the issued and outstanding common stock of Nexsan was sold to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Transaction”). Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in the Nexsan business to enhance Nexsan’s growth and support its recent product developments, eliminates our need to make this investment in Nexsan ourselves and preserves the potential for equity value upside from Nexsan’s ongoing development and market penetration.
In February 2017, we closed a transaction with Clinton which has facilitated the launch of our asset management business (the “Capacity and Services Transaction”). The Capacity and Services Transaction allows for GBAM to place investment capacity under Clinton’s management within Clinton’s quantitative equity strategy. The Capacity and Services Transaction was structured to provide for the quick and efficient scaling of an asset management business and designed to provide investors with access to quantitative equity strategies. By partnering with Clinton and leveraging Clinton’s proven technology-driven strategy, we intend for GBAM to bypass traditional seeding models, which typically include a lengthy roll out and substantial costs. We intend to use algorithms and other quantitative strategies with the goal of achieving consistent, competitive risk-adjusted returns for GBAM’s investors. In addition, we have recently taken steps to build our own independent organizational foundation while utilizing Clinton’s abilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations.
In February 2017, the Company effected a 1:10 reverse split of our common stock, without any change in the par value per share (the "Reverse Stock Split"), and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000.
With the wind down of our Legacy Businesses substantially completed by the start of 2016, we had one operating business segment for 2016: the “Nexsan Business,” through which we operated a global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line. Following the launch of GBAM we have transitioned to become a publicly-traded alternative asset manager. Going forward, we will focus on our “Asset Management Business” as our primary operating business segment. In February 2017 we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.
The Nexsan Business
Our Nexsan Business consists of Nexsan’s and CDI’s products. We acquired the Nexsan brand at the end of 2012 and began operations in 2013. In October 2015, we acquired substantially all of the equity of CDI as well as the Transporter brand.
The Nexsan Business portfolio features solid-state optimized unified hybrid storage systems, secure automated archive solutions and high-density enterprise storage arrays. These storage solutions are ideal for a broad range of applications including virtual machine storage, cloud storage, database, surveillance, bulk storage, backup and recovery, disaster recovery and archive. Transporter is a secure, on-premises, cost-efficient alternative to Dropbox that allows users to bypass the cloud when sharing business files to their mobile devices and is intended on targeting demand for secure file synchronization on mobile devices.
The Nexsan Business products are sold to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network of value-added resellers (“VARs”). Our Nexsan Business has approximately 11,000 customers worldwide with approximately 39,000 systems.
We offer global customers four main solution sets:

•	The Unity line is a unified storage solution with secure enterprise file sync and share. A single platform at a single price delivers superior business productivity and data mobility.

•
The E-Series SAN storage solutions are ultra-dense and super-efficient, enabling users to shrink their storage footprint, save on power, and spend less time managing and more on improving their business.

•
The Beast line is a practical, cost-optimized storage device engineered to deliver superior reliability, availability, and density with 480TB in a standard 4U rack, enabling customers to stay ahead of high volume applications such as backup, archive and digital video surveillance.

•	The Assureon line is a secure archive solution. It protects high-value data and meets any file integrity, security, privacy and compliance requirement while reducing storage costs.
This product family addresses growth segments of the data storage market. We have added sales, engineering resources and value-added resellers around the world to build our presence in key geographies. Recently, we have rationalized the infrastructure to concentrate on the strongest opportunities. Our targeted vertical markets include government, health care, and media and entertainment.
Following the NXSN Transaction, Nexsan is now our partially-owned subsidiary. The NXSN Transaction provides for third-party investment in the Nexsan Business to enhance Nexsan’s growth and support its recent product developments, eliminated our need to make this investment in Nexsan ourselves and preserved the potential for equity value upside from Nexsan’s ongoing development and market penetration.
We serve customers in many geographic regions worldwide. The United States represents the largest current individual market for our products and offers several sophisticated channels of distribution including VARs, original equipment manufacturers (“OEMs”) and retail outlets. Western Europe exhibits traits similar to North America in terms of overall breadth of product offerings, high penetration of end user markets and range of sophistication of distribution channels.
The revenues derived from our Nexsan Business are subject to some levels of seasonality. Historically, our third and fourth quarters have been the highest revenue quarters of the year due to stronger consumer and information technology spending.
The products in our Nexsan Business are sold to businesses and individual consumers. One customer accounted for 10% or more of our revenue in 2016 and 2015. We market our products through a combination of distributors, wholesalers, VARs, OEMs and retail outlets. The majority of products are sold through distributors, VARs and retail channels. We maintain a Company sales force and a network of distributors and VARs to generate sales of our products around the world.
The global market for the products in our Nexsan Business is highly competitive and characterized by continuing technological changes, frequent new product introductions and performance improvements, diverse distribution channels, aggressive marketing and pricing practices and ongoing variable price erosion. Competition is based on many factors, including product design, brand strength, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, product cost, media capacity, access speed and performance, durability, reliability, scalability, intellectual property, compatibility and global product support capability.
Our Nexsan storage system products operate in a large and competitive data storage market. Demand for data storage capacity is expected to increase, and customers require flexible solutions that include data security and protection, performance and scalability. We believe we have a diverse and competitive product portfolio that addresses a wide range of customer needs. Our primary competitors for our Nexsan products include mid-range storage systems and products from EMC, NetApp, Pure Storage, Overland, Violin, Dot Hill, Nimble and a number of smaller, privately held storage system companies.

We source components and semi-finished products from various suppliers, primarily in the United States and Eastern Europe.
The success of our Nexsan Business depends on the development and timely introduction of new products. Beginning in 2013, our research and development efforts, which included our Legacy Businesses, were narrowed to priority projects in our growth areas of data protection and management, storage hardware, removable hard drive systems, disk-based storage systems and related software. We maintain advanced research facilities and invest both in researching, developing and engineering potential new products, as well as improving existing products. Our research and development expense was $11.9 million and $12.2 million for 2016 and 2015, respectively. We invest in focused research, development, engineering and capital equipment in order to remain competitive and successfully develop and source products that meet market requirements. While the total amount of the research and development expense decreased following the sale of IronKey in February 2016, the percentage of expense dedicated to research and development increased in 2016 to 27 percent of revenue as we continued to focus on research and development in our Nexsan Business.
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
Our Nexsan Business operations are subject to a wide range of federal, state and local environmental laws. Environmental remediation costs are accrued when a probable liability has been determined and the amount of that liability has been reasonably estimated. We review these accruals periodically as remediation and investigatory activities proceed and adjust them accordingly. Compliance with environmental regulations has not had a material adverse effect on our financial results. We did not have any environmental accruals as of December 31, 2016.
At December 31, 2016, we employed approximately 167 people worldwide in our Nexsan Business, with approximately 96 employed in the United States and approximately 71 employed internationally.
Approximately 23 percent of our total revenue in 2016 from our Nexsan Business came from sales outside the United States, primarily through subsidiaries, sales offices, distributors, VARs and relationships with OEMs throughout Europe, Asia, Latin America and Canada. We do not own any manufacturing facilities. See Note 14 - Business Segment Information and Geographic Data in our Notes to Consolidated Financial Statements for further information on our international operations. As discussed under Risk Factors in Item 1A of this Form 10-K, our international operations are subject to various risks and uncertainties that are not present in our domestic operations.
The Asset Management Business
Our Asset Management Business is focused on technology-driven and quantitative strategies. We intend to use algorithms and other quantitative strategies with the goal of achieving consistent, competitive risk-adjusted returns for GBAM’s investors. As of December 31, 2016 we had not yet launched our Asset Management Business. In February 2017, we closed the Capacity and Services Transaction with Clinton. The Capacity and Services Transaction allows for GBAM to initially place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for a five year term. We have the option of expanding such investment capacity to $1.5 billion and to extend the term for two subsequent one-year periods, subject to certain conditions.
The Capacity and Services Transaction was structured to provide for the quick and efficient scaling of an asset management business and designed to provide investors with access to quantitative equity strategies. By partnering with Clinton and leveraging Clinton’s proven technology-driven strategy, we intend for GBAM to bypass traditional seeding models, which typically include a lengthy roll out and substantial costs.
From late in 2016 through early 2017 we took steps to build our own independent organizational foundation, which we intend to utilize together with Clinton’s abilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations.
We intend to earn revenues in our Asset Management Business primarily by providing investment advisory services to the GlassBridge funds. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention and disposition of portfolio securities in accordance with the fund’s investment objectives, policies and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies and compliance procedures, overseeing other service providers, maintaining public relations and marketing programs for each of the funds, preparing and distributing regulatory reports and overseeing distribution through third party financial intermediaries. We anticipate that our revenues will increase or decrease as our average AUM rises or falls. The percentage amount of the investment advisory fees may vary from fund to fund.
We intend to delegate day-to-day portfolio management responsibilities to Clinton as sub-advisor to our initial quantitative fund pursuant to the Capacity and Services Transaction. Clinton will not collect a fee for such services going forward as we issued 1,250,000 shares of common stock of the Company to Clinton’s affiliate in connection with the closing of the Capacity and Services Transaction.
We believe that GlassBridge’s status as a public reporting company is an ideal platform from which to grow our Asset Management Business. The existing reporting, compliance and other regulatory requirements to which GlassBridge is subject provide transparency which is intended to provide investors with insight, scrutiny and comfort.
We believe that the alternative asset management industry is at an inflection point on which we intend to capitalize. The asset management business has been dominated by a small number of large asset managers. Additionally, as many firms have unwound, investment talent is available to be acquired. We believe that many smaller, sub-scale asset managers would benefit from an external solution to multiple challenges, which include increased compliance costs, a lack of a dedicated marketing staff and a general investor preference to allocate to a larger asset manager with a more robust infrastructure. We believe that GlassBridge can provide a centralized solution to these smaller asset managers’ needs in infrastructure, compliance and marketing support, as well as introduce significant operational and structural efficiencies and be in a position to make strategic acquisitions.
The success of our Asset Management Business will depend in large part on our ability to raise capital from third party investors; if we are unable to raise capital from third party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect performance fees, which would adversely affect our ability to generate revenue and cash flow from this business.
The investment advisory industry is intensely competitive. We compete with many domestic and global competitors that may provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial institutions.
Poor performance of any investment funds we sponsor or accounts we manage, including, without limitation, any fund or account managed or subadvised by Clinton pursuant to the Capacity and Services Transaction, would adversely affect our ability to generate revenue, income and cash flow, and could adversely affect our ability to raise capital for future investment funds and accounts.
The ability of Clinton to perform services under the Capacity and Services Transaction will depend on the efforts of its key personnel and the performance of its overall business. There is no guarantee that Clinton’s key personnel will remain available to devote sufficient time, or any time at all, to the performance of these services, or that Clinton’s business overall will not experience other adverse events. If Clinton’s key personnel are not available, or Clinton’s business experiences other adverse events, Clinton may not be able to perform adequately, or at all, the services it is required to perform, and our business, prospects, financial condition and results of operations could be materially adversely affected.
Difficult market and economic conditions, including, without limitation, changes in interest rates and volatile equity and credit markets, can adversely affect our asset management business in many ways, including by reducing the value or performance of the investments made by any investment funds we sponsor or accounts we manage, including, without limitation, any fund managed by Clinton, and reducing our ability to raise or deploy capital, each of which could adversely affect our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Any revenue, earnings, net income and cash flow attributable to our Asset Management Business is likely to be highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of shares of our common stock to decline and be volatile.
We are subject to extensive federal and state laws and regulations intended to protect investors of investment advisors, including the Investment Advisers Act of 1940 and related SEC regulations.

Please see Risk Factors in Item 1A of this Annual Report on Form 10-K for a further discussion of the risks relating to the launch and growth of our Asset Management Business.
The Legacy Businesses
Following the completion of our restructuring plan, we no longer operate our Legacy Businesses. The wind down of our Legacy Businesses was completed in early 2016. During the restructuring plan, our strategy was to maximize cash flows, extract working capital from these businesses and manage our cost structure efficiently as we wound down the businesses.
When we conducted our Legacy Businesses, the Imation brand was for many years at the forefront of data storage and digital technology. Imation brand products included magnetic tape media, recordable CDs, DVDs and Blu-ray discs, flash products and hard disk drives.
At the end of 2016, GlassBridge held over 180 patents in the Unites States. Currently, we are pursuing strategies to market non-core patents with the goal of monetizing these assets.
Executive Officers
As of March 24, 2017, the company has four executive officers.
Joseph De Perio, age 38, is our Chairman and principal executive officer. Mr. De Perio joined our Board on May 20, 2015. Mr. De Perio has served as a Senior Portfolio Manager of Clinton since October 2010; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio also served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.
Danny Zheng, age 47, is our Interim Chief Executive Officer and Chief Financial Officer. Mr. Zheng joined the Company in 2008 to lead the Company's Electronic Products segment. In 2011 he was appointed as Corporate Treasurer. In 2014, Mr. Zheng was appointed Vice President, Corporate Controller. On April 26, 2016, Mr. Zheng was appointed as our Chief Financial Officer and on February 2, 2017 was appointed as our Interim Chief Executive Officer. Prior to Mr. Zheng's employment with the Company, he served as Chief Financial Officer and Interim CEO of The Singing Machine Company (OTCQB: SMDM), a consumer electronics company. Mr. Zheng is a Certified Public Accountant, received his bachelor’s degree in Accounting from Nankai University in Tianjin, China and holds a Masters of Business Administration from the Wharton School of the University of Pennsylvania.
Daniel A. Strauss, age 32, is our Chief Operating Officer. Mr. Strauss has been a Portfolio Manager at Clinton since 2010. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss is responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss is responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015.
Tavis Morello, age 34, is our General Counsel and Corporate Secretary. Mr. Morello joined the Company in 2016 and was previously senior counsel at SUPERVALU INC. (NYSE: SVU), a grocery company supplying and servicing over 3,400 owned, licensed, franchised and independently owned grocery stores across the United States.  At SUPERVALU INC., Mr. Morello provided the legal support for corporate development, treasury, corporate governance and securities functions.  Prior to serving as in-house counsel of GlassBridge, Mr. Morello was in private practice in the corporate and securities group in the Boston office of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.  Mr. Morello holds a JD from Boston College Law School, a BS in economics, business and public policy from the Wharton School of Business at the University of Pennsylvania, and a BA in political science from the University of Pennsylvania.
Availability of SEC Reports
Additional information about GlassBridge is available on our website at www.glassbridge.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and our proxy statements. Investors can find this information under the “Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at www.sec.gov. Copies of these reports and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.
In addition, the GlassBridge code of ethics and the charters for the committees of our Board are also available under the “Investor Relations” section of our website under the “Corporate Governance” section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, GlassBridge Enterprises, Inc., 1099 Helmo Ave. N., Suite 250, Oakdale, Minnesota 55128. Our code of ethics is part of our broader Business Conduct Policy, which is posted on our website. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or rules of the New York Stock Exchange (“NYSE”), we intend to disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.
Our business is subject to numerous risks, uncertainties and other factors that could have a material and adverse impact on our business, prospects, financial condition, results of operations or cash flow. These risks, uncertainties and other factors, including the ones discussed below, elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow. Investors should carefully consider such risks, together with all of the other information included in this Annual Report on Form 10-K, in evaluating us and our common stock.
Risks Related to our Company
We may need substantial additional capital in order to fund our business in the near term. If we cannot access additional capital when we need it and on acceptable terms, our business may fail.
We had $10.0 million in cash and $22.0 million of short-term investments as of December 31, 2016. Based on these capital resources and given the new launch of our Asset Management Business, we cannot guarantee that we will have sufficient capital to fund our operations if the new direction of our business does not generate sufficient capital on our expected timeline or if we are required to satisfy all of our potential liabilities.
We expect our future capital requirements to be substantial, particularly with respect to potential litigation-related costs, corporate expenses and the launch our Asset Management Business. As discussed in Note 15 to the financial statements included in this Annual Report on Form 10-K and the risk factor entitled “Pending and future litigation may lead us to incur significant costs,” below, we may need to satisfy an $11.0 million jury verdict from a February 2017 patent infringement case, and we cannot guarantee that the amount of restricted cash set aside in respect of CMC Magnetic Corp. litigation will be sufficient to cover its associated liabilities, among our other actual and potential litigation-related expenses. We anticipate that for 2017 our corporate expenses may range between $6.0 to $7.0 million, liability payments and litigation settlements relating to our Legacy Businesses may range between $3.0 to $13.0 million, start-up costs relating to our Asset Management Business may range between $1.0 and $2.0 million and pension obligation funding costs may range between $0.5 and $1.0 million.
In addition, our need for additional capital will depend on many factors, including:

•	our ability to launch successfully our Asset Management Business on our expected timeline;

•	the success of our Nexsan Business, and in particular, the anticipated benefits of the NXSN Transaction;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal action;

•	the success of investments we have made or may make in joint ventures;

•	the effect of any acquisitions that we may make in the future;

•	the filing, prosecution and enforcement of our intellectual property; and

•	disruption of the global financial and credit markets.
With our current cash position and potential costs, investors or other financing sources may be unwilling to provide funding on acceptable terms or at all. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business may fail. If we fail to raise sufficient funds or incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, launch and operate our Asset Management Business or otherwise respond to competitive pressures could be significantly limited. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. If our business fails, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose a substantial part or all of their investment.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On February 2, 2016, we received written notice (the “Notice”) from NYSE Regulation, Inc. that the Company fell below the continued listing standards of the NYSE. The Notice indicated that the Company was not in compliance with Section 802.01B of the NYSE Listed Company Manual because its average global market capitalization over a consecutive 30 trading-day period was less than $50 million, and its stockholders’ equity was less than $50 million. The Company has submitted a plan to the NYSE to cure the deficiency and return to compliance with NYSE continued listing requirements, advising the NYSE of definitive action the Company has taken, or is taking, that would bring it into conformity with market capitalization listing standards within 18 months of receipt of the Notice, which plan was accepted by the NYSE. The Company is currently subject to quarterly monitoring by the NYSE for compliance with the plan. A delisting of our common shares from the NYSE would negatively impact us because it would: (i) reduce the liquidity and market price of our common stock; (ii) reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limit our ability to use a registration statement to offer and sell freely tradeable securities, thereby preventing us from accessing the public capital markets; and (iv) impair our ability to provide equity incentives to our employees.
Pending and future litigation may lead us to incur significant costs.
We are subject to various pending or threatened legal actions in the ordinary course of our business. With respect to our Legacy Business and Nexsan Business, claims have and may continue to arise from time to time alleging that we infringe on the intellectual property rights of others. If we are not successful in defending ourselves against those claims, we could incur substantial costs in implementing remediation actions, such as redesigning our products or processes, paying for license rights, paying to settle disputes or paying damages. The related costs or the disruption to our operations could have a material adverse effect on our results. In addition, we utilize valuable non-patented technical know-how and trade secrets in our product development. There can be no assurance that confidentiality agreements and other measures we utilize to protect such proprietary information will be effective, that these agreements will not be breached or that our competitors will not acquire the information as a result of or through independent development. We enforce our intellectual property rights against others who infringe those rights. Additionally, we are subject to allegations of patent infringement by our competitors as well as by non-practicing entities, sometimes referred to as “patent trolls,” who may seek monetary settlements from us. For example, as discussed in Item 3 of this Annual Report on Form 10-K, in February 2017 a jury in a patent infringement case brought against us awarded the plaintiff $11.0 million in damages. While we intend to vigorously challenge the verdict and certain pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal, if we are ultimately required to pay such damages it could have a material and adverse effect on our liquidity.
Litigation is always subject to many uncertainties and outcomes that are not predictable. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our business, financial condition, results of operations or liquidity. We use legal and appropriate means to contest litigation threatened or filed against us, but we have found there is a strong tendency toward litigation in the patent area in our industry and this litigation environment poses a business risk. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations or liquidity.
We may be unable to realize the anticipated benefits of our restructuring plan and our other recent significant changes.
Beginning with the proxy contest in connection with the annual meeting of stockholders in 2015 and continuing until February 2017, we underwent a restructuring plan led by our management, our Board and its Strategic Alternatives Committee. The restructuring plan included the termination of our Legacy Businesses and the entry into the NXSN Transaction and the Capacity and Services Transaction. While the restructuring plan was conducted to address continued losses due to secular declines in our Legacy Businesses, to reduce our cost structure and streamline our organization and to explore strategic alternatives including the launch of our Asset Management Business, we may be unable to ultimately realize some or all of the anticipated benefits of such actions and such actions may not enhance, or may decrease, stockholder value or the value of our business. If our new strategy of focusing on the Nexsan Business and launching GBAM and our Asset Management Business is not successful, it could have a material and adverse impact on our business, prospects, financial condition, results of operations or cash flow. In addition, the continuing process of reviewing strategic alternatives and implementing any courses of action selected may be disruptive to our business operations, may distract management from its day-to-day responsibilities and could make it more difficult to retain customers, vendors and employees.

The future success of the Company is dependent in part on our ability to attract and retain talented personnel.
Following the completion of our restructuring plan, the success of our business strategy will depend in part on the abilities and expertise of our management, including a Chief Executive Officer, and other personnel in interpreting and responding to economic, market and other conditions and data in order to, among other things, locate and adopt appropriate opportunities and acquire, monitor and divest businesses and investments, and in particular, guide the Company’s new strategy focused on our Nexsan Business and the launch of the Asset Management Business. The loss of, or inability to attract, talented individuals to execute our new business strategy could adversely impact our business, prospects, financial condition, results of operations or cash flow.
Our participation in any joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.
We may hold partial ownership interests in businesses or otherwise acquire businesses jointly or establish joint ventures with third parties, including equity positions that are not readily liquid. In such circumstances, we may not be in a position to exercise significant decision-making authority regarding a target business, partnership or other entity if we do not own a substantial majority of the equity interests of the target. These investments may involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their shares of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners, some of which may possess more industry or technical knowledge or have better access to capital and other resources, may also seek similar acquisition targets as us and we may be in competition with them for such business combination targets. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of our management’s time and effort away from our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future, we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner, in which case, we may be liable in the event such partner defaults on its guarantee obligation.
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
Additional businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.
We may engage in further acquisitions of businesses or technologies to augment our growth. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any past or future acquisition could also involve additional risks, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation against the companies that we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	delays associated with or resources being devoted to regulatory review and approval and other ongoing compliance matters;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	difficulty integrating the financial results of the acquired business in our consolidated financial statements;

•	controls in the acquired business;

•	potential impairment of goodwill;

•	dilution to our current stockholders from the potential issuance of equity securities to consummate a proposed acquisition; and

•	potential loss of key employees or customers of the acquired company.
In the event that we enter into any acquisition agreements, closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review or other conditions. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions, and we could assume the economic risks of such failed or unsuccessful acquisitions. We may not realize the expected benefits of any acquisitions as rapidly as, or to the extent anticipated by, the marketplace, investors, financial analysts or industry analysts. Any such failure may have a material adverse impact on our financial condition, results of operations and stock price.
We effected a reverse stock split of our shares of common stock, which may have reduced the market trading liquidity of the shares of our common stock.
We effected a 1:10 reverse stock split of our common stock on February 21, 2017. The liquidity of the shares of our common stock may be have been reduced following the reverse stock split as a result of the reduced number of shares outstanding following the reverse stock split. In addition, the reverse stock split may have increased the number of stockholders who own odd lots of our common stock (less than 100 shares), creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

The market price of our common stock is volatile and you may lose part or all of your investment.
The market price of our common stock has been, and may continue to be, volatile. Any of the factors discussed herein or such as the following may affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results;

•	actions by our competitors;

•	developments with respect to patents or proprietary rights;

•	litigation;

•	changes in key personnel;

•	market conditions and trends in the businesses and industries in which we operate;

•	contraction in our operating results or growth rates;

•	the potential impact of activist investors;

•	changes in financial estimates by securities analysts relating specifically to us or the industries in which we participate in general; and

•	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results.
In addition, general economic conditions may cause the stock market to experience extreme price and volume fluctuations from time to time. In the past, stockholders have instituted securities class action litigation against various companies following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and attention of management could be diverted from our business.
We may incur asset impairment charges for intangible assets and goodwill in the future.
We evaluate assets on our balance sheet, including such intangible assets and goodwill, annually in connection with our fiscal year end reporting or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. If the carrying value of the reporting unit is greater than the fair value a second step is performed to calculate any impairment.
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
Many European countries have levy collection societies that impose levies on imports of optical products and other products to compensate copyright owners for legal private copying. The Company is involved in litigation in several of those countries related to its obligation to pay levies on sales of our products to commercial channel customers. Based on current European law, we no longer pay levies on commercial channel sales. Because we have previously paid levies on such sales, we have offset and may continue to offset certain levies payable on sales in the consumer channel with amounts previously overpaid with respect to commercial channel sales. If a court were to rule against us on this issue, we may be required to pay all, or a portion of, our unpaid levies to the collecting societies.
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
Risks Related to our Asset Management Business
Our Asset Management Business will depend in large part on our ability to raise capital from third party investors. If we are unable to raise capital from third party investors, we will be unable to collect management fees or deploy their capital into investments and potentially collect performance fees, which would materially affect our ability to successfully launch our Asset Management Business or to generate revenue and cash flow from it.
Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market and the asset allocation rules or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our funds or the asset classes in which our funds invest. There are no assurances that we can find or secure commitments from investors. If economic conditions were to deteriorate or if we are unable to find enough investors, we might raise less than our desired amount for a given fund. If we are unable to successfully raise enough capital, it could materially affect our ability to successfully launch our Asset Management Business or to generate revenue and cash flow from it, which could adversely affect our financial prospects and condition.
In addition, we intend to negotiate terms for our funds and investments with potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than funds managed by our competitors. Such terms could restrict our ability to raise funds with objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our revenues.
The anticipated benefits of the Capacity and Services Transaction and the success of our Asset Management Business depend on the efforts of Clinton’s key personnel.
The ability of Clinton to perform services under the Capacity and Services Transaction will depend on the efforts of its key personnel and the performance of its overall business. There is no guarantee that Clinton’s key personnel will remain available to devote sufficient time, or any time at all, to the performance of these services, or that Clinton’s business overall will not experience other adverse events. If Clinton’s key personnel are not so available, or Clinton’s business experiences other adverse events, Clinton may not be able to perform adequately, or at all, the services it is required to perform, and our business, prospects, financial condition and results of operations could be materially adversely affected.
As we launch our Asset Management Business, we will become subject to extensive regulation, which increases our costs of doing business, and our failure to comply with regulatory requirements may harm our financial condition.
Our Asset Management Business will be subject to extensive regulation in the United States, particularly by the SEC. We will be subject to regulation under the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Investment Advisers Act of 1940 and various other statutes, regulations and rules. As we launch our Asset Management Business, we will face increased costs in complying with newly applicable regulations, and we could continue to experience higher costs if new rules and regulatory actions or legislation require us to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. The changes in laws or regulations could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. For example, existing and proposed tax legislation and other governmental regulations and policies, including the interest rate policies of the Federal Reserve Board or cybersecurity regulation, could increase our compliance and other costs.
Although we will strive to conduct our business in accordance with applicable laws or regulations, if we were found to have violated an applicable law or regulation, we could be subject to fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor. If a sanction were imposed against us or our personnel, even if only for a small monetary amount, the adverse publicity related to such a sanction could harm our reputation, result in redemptions by investors in the funds we may launch and impede our ability to attract new investors, all of which could result in a material adverse effect to our business, results of operations and financial condition.
The asset management business is intensely competitive.
The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms, fees, brand recognition and business reputation. Our Asset Management Business will compete with many domestic and global competitors that may provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial institutions. We expect that competition will continue to increase. A number of factors serve to increase our competitive risks:

•	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•	some of our funds may not perform as well as competitors’ funds or other available investment products;

•	several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;

•	some of our competitors may have a lower cost of capital;

•	some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•
some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;

•	some of our competitors may have more flexibility than us in raising certain types of investment funds;

•
some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

•	some of our competitors may be more successful than us in the development and implementation of new technology to address investor demand for product and strategy innovation;

•
there are relatively few barriers to entry impeding new alternative asset fund management firms, and the successful efforts of new entrants into our various businesses is expected to continue to result in increased competition;

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

•	some investors may prefer to invest with an investment manager that is not publicly traded or is of a different size; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
This competitive pressure could adversely affect our ability to successfully launch our Asset Management Business and to make successful investments and limits our ability to raise future investment funds, any of which would adversely impact our business, revenue, results of operations and cash flow.

Poor performance of any investment funds we sponsor or accounts we manage, including, without limitation, any fund or account managed or subadvised by Clinton pursuant to the Capacity and Services Transaction, would adversely affect our ability to generate revenue, income and cash flow, and could adversely affect our ability to raise capital for future investment funds and accounts.
In the event that any of our investment funds or accounts we manage, including, without limitation, any fund or account managed or subadvised by Clinton pursuant to the Capacity and Services Transaction, were to perform poorly, our ability to generate revenue, income and cash flow, and our ability to raise capital for future investment funds and accounts, would be adversely effected. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Poor performance of our investment funds could make it more difficult for us to raise new capital. Potential investors in our funds will assess our investment funds’ performance, and our ability to raise capital and avoid excessive redemption levels will depend on our investment funds’ satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee revenue. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions which would likewise decrease our revenue.
Difficult market and economic conditions, including, without limitation, changes in interest rates and volatile equity and credit markets, can adversely affect our Asset Management Business in many ways, including by reducing the value or performance of the investments made by any investment funds we may sponsor or accounts we manage, including, without limitation, any fund managed by Clinton, and reducing our ability to raise or deploy capital, each of which could adversely affect our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Our Asset Management Business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside our control, including but not limited to changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn each of our businesses could be affected in different ways. We are unable to predict whether and to what extent uncertainty surrounding economic and market conditions will be reduced, and even in the absence of uncertainty, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.
Challenging market and economic conditions may make it more difficult and competitive to find suitable investments for any investment funds we may sponsor or accounts we manage, including, without limitation, any fund managed by Clinton, or to effectively raise or deploy capital. This could adversely affect our performance and ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), the value or performance of the investments made by any investment funds we may sponsor or accounts we manage may be reduced, which could adversely affect our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Any revenue, earnings, net income and cash flow attributable to our Asset Management Business is likely to be highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of shares of our common stock to decline and be volatile.
Any revenue, earnings, net income and cash flow attributable to our Asset Management Business is likely to be highly variable. We may also experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of factors, including changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. The valuations of investments made by our funds could also be subject to high volatility as a result of uncertainty regarding governmental policy with respect to, among other things, tax reform, financial services regulation, international trade, immigration, healthcare, labor, infrastructure and energy. Achieving steady earnings growth on a quarterly basis may be difficult, which could in turn cause the price of shares of our common stock to decline and be volatile.

The potential future growth of our Asset Management Business may place significant demands on our resources and employees, and may increase our expenses, risks and regulatory oversight.
The potential future growth of our Asset Management Business may place significant demands on our infrastructure and our investment team and other employees, which may increase our expenses. The potential inability of our systems to accommodate an increasing volume of transactions could constrain our ability to expand our Asset Management Businesses. We may face significant challenges in maintaining and developing adequate financial and operational controls, implementing new or updated information and financial systems, managing and appropriately sizing our work force, and updating other components of our business on a timely and cost-effective basis. There can be no assurance that we will be able to manage the growth of our Asset Management Business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
If we are unable to establish a favorable reputation our ability to grow our Asset Management Business could be limited, and any damage to our or Clinton’s reputation could harm our Asset Management Business.
Our success depends, in part, on establishing and maintaining a strong reputation in the investment community, which in part is based on Clinton’s reputation due to the structure of the Capacity and Services Transaction. Our and Clinton’s reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our and Clinton’s reputation may be impacted by many factors, including but not limited to, litigation, regulatory inquiries or investigations, conflicts of interest, employee misconduct or rumors. Any damage to our or Clinton’s reputation could result in redemptions by investors in any funds we may sponsor or accounts we may manage, including, without limitation, any fund managed by Clinton, impede our ability to attract new investors or negatively impact our relationships with third party intermediaries, all of which could result in a material adverse effect to our business, results of operations and financial condition.
GBAM is a newly formed entity and any funds we may sponsor are in their formation stage and have no operating history upon which prospective investors can evaluate their performance.
GBAM and the funds we may sponsor have no operating history upon which prospective investors can evaluate their performance. The past investment performance of Clinton, or entities with which it has been associated, should not be construed as an indication of the future results of any funds we may sponsor. Any funds we may sponsor should be evaluated on the basis that there can be no assurance that Clinton’s assessment of the short-term or long-term prospects of investments will prove accurate or that any fund we may sponsor will achieve its investment objective. Poor performance of any funds we may sponsor could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to our Nexsan Business
We may be unable to realize the anticipated benefits of the NXSN Transaction.
The primary goals of the NXSN Transaction were to provide for third-party investment in the Nexsan Business to enhance its growth and support its recent product developments, eliminating our need to make this investment in the Nexsan Business ourselves and preserving the potential for equity value upside from Nexsan’s ongoing development and market penetration. However, our Nexsan Business may not be able to continue to grow at current expected rates or at all, it may be unable to continue to develop competitive products or at all and, as a result, may not be able to penetrate the market as anticipated or at all. There can be no assurance that the third-party investment in the Nexsan Business will enhance stockholder value or the value of our business.
Decreasing revenues and greater losses in our Nexsan Business may have a material and adverse effect on our business, results of operations and capital resources.
The revenues attributable to the Nexsan product line have continued to decline year over year and losses have been significant. Any further material declines in revenues or increased losses could have a material and adverse effect on our business and results of operations. If we are unable to grow revenue, increase profit margins or cut costs, our capital resources and the $25 million note receivable may be negatively impacted.

Our Nexsan Business may not be competitive if we cannot quickly develop, source, introduce and deliver differentiated and innovative products because of the rapid technology changes in the industry in which it operates.
The Nexsan Business operates in a highly competitive environment, characterized by rapid technological change and new product introductions. In these highly competitive and changing market, the success of our Nexsan Business will depend, to a significant extent, on our ability to continue to develop and introduce differentiated and innovative products cost-effectively and on a timely basis. The success of the offerings in our Nexsan Business is dependent on several factors including its product differentiation, the timing of new product introductions, the effectiveness of marketing programs and maintaining low sourcing and supply chain costs. No assurance can be given with regard to our ability to anticipate and react to changes in market requirements, actions of competitors or the pace and direction of technology changes. If we are not successful in growing new product revenues in our Nexsan Business our financial results could be materially and adversely impacted.
We use third-party contract manufacturing services and supplier-provided parts, components, and sub-systems in our Nexsan Business, and significant shortages, supplier capacity constraints, supplier production disruptions or price increases could increase our operating costs and adversely impact the competitive positions of our products.
Our reliance on suppliers and third-party contract manufacturing to secure raw materials, parts and components used in our Nexsan products exposes us to volatility in the price and availability of these materials. In some instances, we depend upon a single source of supply, manufacturing or assembly or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers or third-party contract manufacturers, supplier capacity constraints, supplier and third-party contract manufacturer production disruptions, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Additionally, we may experience changes in the supply and cost of raw materials and key components of our products resulting from the effects of natural disasters. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. No assurances can be given that acceptable cost levels will continue in the future. In addition, some critical raw materials and key components have a limited number of suppliers. If we cannot obtain those raw materials or critical components from the suppliers, we will not be able to produce certain products.
Our Nexsan Business is largely dependent on our existing relationships with key customers.
Our Nexsan Business is substantially dependent on four key customers, which accounted for an aggregate of 32.7% of our consolidated revenue for the year ended December 31, 2016. There is no guarantee that such customers will continue to maintain historical levels of business with us. Our Nexsan Business would be materially adversely affected if we are unable to maintain our existing relationships with such key customers. In addition, our sales are dependent on the success of all of our customers, as well as our partners and resellers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. We depend on the sales of our major customers, partners and resellers and any material delay, cancellation or reduction of orders from these groups would have a material adverse effect on our results of operations. Developments adverse to our major customers, partners, and resellers or their products, or the failure of these groups to pay for components or services, would also have an adverse effect on us.
We rely on our aging information systems to conduct our Nexsan business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.
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
Our worldwide headquarters is located in Oakdale, Minnesota. Our principal facilities, and the functions at such facilities, are listed below for each reporting segment. Our facilities are in good operating condition suitable for their respective uses and are adequate for our current needs. We also intend to utilize our headquarters in Oakdale, Minnesota for our Asset Management Business.

Facility	Function	Segment(s) Using Space

Oakdale, Minnesota (leased)	Corporate Headquarters, Administrative	Corporate, Asset Management
Thousand Oaks, California (leased)	Sales, Assembly, Administrative	Nexsan
Campbell, California (leased)	Engineering, Administrative	Nexsan
Escondido, California (leased)	Technical Support, Warranty	Nexsan
Montreal, Canada (leased)	Engineering, Administrative	Nexsan
Barn, United Kingdom (leased)	Engineering	Nexsan
Derby, United Kingdom (leased)	Sales, Assembly, Administrative	Nexsan

Item 3.	Legal Proceedings.
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations).  All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance.  As of December 31, 2016, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters.  It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.
On February 17, 2017, following a trial, the jury in a patent infringement case brought by IOENGINE, LLC (the “Plaintiff”) against the Company in the United States District Court for the District of Delaware returned a verdict against us. In December 2014, the Plaintiff filed a lawsuit against us alleging infringement of United States Patent No. 8,539,047 (the “Patent”) by certain products we formerly sold under the IronKey brand. The jury determined that we had infringed the alleged claims, that the patent claims asserted against us were not invalid, and that no individual other than the founder of the Plaintiff made a significant contribution to the idea covered by the claims of the Patent. However, the jury determined that there was insufficient evidence to support the Plaintiff’s allegation of willful infringement. The jury awarded the Plaintiff $11.0 million in damages. We strongly disagree with the jury verdict and certain rulings made before trial. We intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal. As we sold the IronKey business in February 2016, we do not expect the verdict to impact our ability to conduct our business or to have any impact on future revenues.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of February 28, 2017, there were 4,946,699 shares of our common stock, $0.01 par value, outstanding and held by 17,468 shareholders of record. Our common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “GLA” (formerly "IMN"). No dividends were declared or paid during 2016 or 2015. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board. On February 21, 2017, we effected a 1:10 reverse split of our common stock, without any change in the par value per share (the "Reverse Stock Split"), and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000.
Market for our Common Stock
The following table presents the high and low sales prices for our common stock as reported by the New York Stock Exchange, adjusted to reflect the Reverse Stock Split.

	2016 Sales Prices		2015 Sales Prices
	High	Low	High	Low
First quarter	$16.60	$6.10	$43.50	$34.80
Second quarter	$18.10	$12.50	$47.50	$36.30
Third quarter	$13.20	$6.00	$43.60	$20.40
Fourth quarter	$12.60	$4.70	$27.00	$12.50
Issuer Purchases of Equity Securities

	(a)	(b)		(c)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2016 - October 31, 2016	453	$5.30	—	200,454
November 1, 2016 - November 30, 2016	—	—	—	200,454
December 1, 2016 - December 31, 2016	342	9.90	24,086	176,368
Total	795	$7.30	24,086	176,368
(a) The purchases in this column were shares that were surrendered to GlassBridge by participants in our stock-based compensation plans (the "Plans") to satisfy the tax obligations related to the vesting of restricted stock awards.
(b) The average price paid in this column related to shares that were surrendered to GlassBridge by participants in the Plans to satisfy the tax obligations related to the vesting of restricted stock awards.
(c) On November 14, 2016, our Board authorized a share repurchase program under which we may repurchase up to 0.5 million of our outstanding shares of common stock. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions. This authorization replaces the Board’s previous share repurchase authorization from May 2, 2012. To the extent we repurchase shares, and the timing and manner of such repurchases, will depend on a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Audit and Finance Committee of our Board of Directors. We are not obligated to repurchase any specific number of shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. We expect to finance the repurchases with existing cash balances. The authorization has no expiration date.
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information regarding the Company's equity compensation plan.

Item 6.	Selected Financial Data.
Not Applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
GlassBridge Enterprises, Inc. ("GlassBridge") is a holding company. Our wholly-owned subsidiary GlassBridge Asset Management, LLC ("GBAM") is an investment advisor focused on technology-driven and quantitative strategies. Our partially-owned subsidiary Nexsan Corporation ("Nexsan") is a global enterprise data storage business.
The following discussion is intended to be read in conjunction with Item 1. Business and our Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. GlassBridge's actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and in Item 1A. Risk Factors of this Annual Report on Form 10-K.
The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See Note 2 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for further information regarding consolidation. References to “GlassBridge,” the “Company,” “we,” “us” and “our” are to GlassBridge Enterprises Inc., and its subsidiaries and consolidated entities unless the context indicates otherwise. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
Overview
GlassBridge was incorporated as Imation Corp. in Delaware in 1996 from the spin-off of substantially all the businesses that comprised the data storage and imaging systems groups of 3M Company. Until recently, we primarily provided data storage and security solutions through our two legacy business segments: Consumer Storage and Accessories and Tiered Storage and Security Solutions, which we refer to as our “Legacy Businesses.”
We have, however, recently undergone a period of significant changes. Beginning with the proxy contest in connection with the annual meeting of stockholders in 2015 and continuing until February 2017, we underwent a restructuring plan led by our management, our Board of Directors (the “Board”) and its Strategic Alternatives Committee. Since the proxy contest, our evolution has included a re-composition of the Board, changes in the compensation structures of the Board and management and the execution of a restructuring plan which included the elimination of unprofitable businesses and the harvesting of capital from the liquidation of non-core assets.
Beginning in September 2015, the Board, management and the Strategic Alternatives Committee adopted a restructuring plan to begin the process of discontinuing our Legacy Businesses, a decision which resulted from continued losses due to secular declines and which was aimed to reduce our cost structure and streamline our organization. Following the winding down of our Legacy Businesses, we then developed and explored strategies and alternatives to create stockholder value by deploying our excess capital. The restructuring plan also called for the rapid rationalization of our corporate overhead. We incurred approximately $120 million in total charges for the restructuring plan, excluding tax impact. The charges were mostly non-cash, with cash charges of approximately $34 million.
The restructuring plan also included the following steps:

•	In October 2015, we acquired substantially all of the equity of Connected Data, Inc. ("CDI");

•	During the third quarter of 2015, we significantly revised our business strategy by narrowing our product portfolio and reducing our operating expenses;

•
In December 2015, we amended our cash investment policy to permit investment activity in public company stock, index funds, mutual funds and other investment funds that offer attractive returns without significantly compromising liquidity, at all times considering the applicable risks;

•	In January 2016, the Board approved investing up to 25% of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity;

•
In the first quarter 2016, we entered into subscription agreements to invest up to $35 million of our excess cash in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral, statistical arbitrage fund which provides daily liquidity to its investors, which is managed by Clinton. Clinton waived its customary management fee and agreed to receive incentive compensation in connection with the subscription agreements. Our investment in Clinton Lighthouse is now included in the overall capacity offered to GBAM under the Capacity and Services Transaction;

•
In January 2016, we completed the sale of our former corporate headquarters facility in Oakdale, Minnesota, to Larson Family Real Estate LLP for a gross sale price of $11.5 million, with net proceeds of approximately $11 million;

•	In January 2016, we sold our Memorex trademark and two associated trademark licenses to DPI Inc. for $9.4 million; and

•
In February 2016, we sold our IronKey business to Kingston Digital, Inc. and DataLocker Inc. in two asset purchase agreements. To Kingston Digital, Inc., we sold the assets representing the Company’s business of developing, designing, manufacturing and selling IronKey mobile security solutions. This includes Windows to Go USB flash drives, Windows to Go use cases and encrypted USB flash drives and external USB hard drives. The sale specifically excluded the software and services aspect of the IronKey business. Kingston Digital, Inc. paid a purchase price of $4.3 million at closing for certain assets, including inventory, and the Company retained accounts receivable and accounts payable relating to that business. To DataLocker, we sold the assets of the Company’s business of software and services for its IronKey products, including services related to Windows to Go USB flash drives. DataLocker paid a purchase price of $0.4 million at closing and agreed to assume certain service obligations in the amount of approximately $2.0 million, as well as to pay to the Company's earn-outs obligations in the event certain service revenue targets are achieved. In December 2016, the Company signed a new agreement with DataLocker to receive a one-time payment of $0.2 million and acknowledges that no further consideration shall be due or payable

Our restructuring plan involved two strategic final steps: the NXSN Transaction and the Capacity and Services Transaction.
We closed a transaction in January 2017 with NXSN Acquisition Corp. (“NXSN”), an affiliate of Spear Point Capital Management LLC, pursuant to which all of the issued and outstanding common stock of Nexsan was sold to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Transaction”). Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in the Nexsan business to enhance Nexsan’s growth and support its recent product developments, eliminates our need to make this investment in Nexsan ourselves and preserves the potential for equity value upside from Nexsan’s ongoing development and market penetration.
In February 2017, we closed a transaction with Clinton, which has facilitated the launch of our asset management business (the “Capacity and Services Transaction”). The Capacity and Services Transaction allows for GBAM to place investment capacity under Clinton’s management within Clinton’s quantitative equity strategy. The Capacity and Services Transaction was structured to provide for the quick and efficient scaling of an asset management business and designed to provide investors with access to quantitative equity strategies. By partnering with Clinton and leveraging Clinton’s proven technology-driven strategy, we intend for GBAM to bypass traditional seeding models, which typically include a lengthy roll out and substantial costs. We intend to use algorithms and other quantitative strategies with the goal of achieving consistent, competitive risk-adjusted returns for GBAM’s investors. In addition, we have recently taken steps to build our own independent organizational foundation while utilizing Clinton’s abilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations.
On February 21, 2017, the Company effected a 1:10 reverse split of our common stock, without any change in the par value per share (the "Reverse Stock Split"), and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000. All share and per share values of the Company's common stock for all periods presented are retroactively restated for the effect of the Reverse Stock Split.
With the wind down of our Legacy Businesses substantially completed by the start 2016, we had one operating business segment for 2016: the “Nexsan Business,” through which we operated a global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line. Following the launch of GBAM we have transitioned to become a publicly-traded alternative asset manager. Going forward, we will focus on our “Asset Management Business” as our primary operating business segment. In February 2017 we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.

The Nexsan Business
Our Nexsan Business consists of Nexsan’s and CDI’s products. We acquired the Nexsan brand at the end of 2012 and began operations in 2013. In October 2015, we acquired substantially all of the equity of CDI as well as the Transporter brand.
The Nexsan Business portfolio features solid-state optimized unified hybrid storage systems, secure automated archive solutions and high-density enterprise storage arrays. These storage solutions are ideal for a broad range of applications including virtual machine storage, cloud storage, database, surveillance, bulk storage, backup and recovery, disaster recovery and archive. Transporter is a secure, on-premises, cost-efficient alternative to Dropbox that allows users to bypass the cloud when sharing business files to their mobile devices and is intended on targeting demand for secure file synchronization on mobile devices.
The Nexsan Business products are sold to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network of value-added resellers (“VARs”). Our Nexsan Business has approximately 11,000 customers worldwide with approximately 39,000 systems.
Executive Summary
Consolidated Results of Continuing Operations for the Year Ended December 31, 2016

•
Revenue of $44.1 million in 2016 was down 29.8 percent compared with revenue of $62.8 million in 2015. The revenue was solely from the Nexsan business segment. The decrease was a result of the strategic decision to exit certain underperforming regions and low-margin portions of the business. As we wound down our Legacy Business in the regions, Nexsan absorbed the fixed overhead which would have otherwise been shared by the Legacy Businesses. As a result, Nexsan was no longer profitable in such regions.

•	Gross margin was 44.0 percent in 2016 and 39.3 percent in 2015. The improvement was primarily driven by production cost improvements, price optimization programs and product mix changes.

•
Selling, general and administrative expense was $34.9 million in 2016, down $24.2 million compared with $59.1 million in 2015. The decrease from prior year is due to Nexsan and Corporate cost reductions. The corporate cost reduction is primarily due to the decreases in IT spending, executive compensation as well as headcount reductions. Nexsan cost reduction is primarily due to headcount reductions.

•
Research and development expense was $11.9 million in 2016 compared with $12.2 million in 2015. The R&D expense is for the Nexsan business. While the spending was almost flat year over year, Nexsan has focused its investment in the new Unity product to drive the future revenue growth.

•
Restructuring and other expense was $7.6 million in 2016 compared to $36.5 million in 2015. Restructuring and other expense in 2016 was primarily related to severance costs of $0.6 million, pension expense of $2.9 million and consulting fees and other fees of $4.1 million associated with the Corporate wind-down and Nexsan process improvement. 2015 restructuring and other expense includes asset disposals of $24.6 million, restructuring charges of $5.1 million, pension expense of $1.6 million and other expense of $5.2 million.

•
Operating loss from continuing operations was $35.0 million in 2016 compared to $140.9 million in 2015. Operating loss from continuing operations in 2015 includes a goodwill impairment charge of $28.1 million and intangible asset impairments of $29.7 million.

•	Other expense was $4.7 million in 2016, compared with $(1.9) million in 2015. The increase was primarily due to losses in our short term investments.

•	The income tax provision was $(0.1) million in 2016 as compared to $0.1 million benefit in 2015. The 2016 expense was offset by a tax benefit attributed to discontinued operations.

•	Diluted loss per share from continuing operations was $10.76 for 2016 compared with $35.68 for 2015.
Cash Flow/Financial Condition for the Year Ended December 31, 2016

•
Cash and cash equivalents totaled $10.0 million as of December 31, 2016, with an additional $22.0 million in short term investment compared with $70.4 million cash and no short term investment at December 31, 2015.

•
Cash used in operating activities was $84.8 million in 2016 compared with cash used in operating activities of $17.8 million in 2015. Cash used in operating activities in 2016 was primarily related to the investment in Nexsan, corporate operating expense & restructuring, short term investments as well as the working capital changes. See Analysis of Cash Flows section below for further information.

•	Cash from investing activities of $22 million was related to the asset monetization of real estate properties, the Memorex brand and divesting the IronKey business.

•
Cash used in financing activities was $0.4 million in 2016 compared with cash used in financing activities of $20.2 million in 2015. Cash used in financing activities in 2015 was primarily related to the credit facility loan pay off.

Results of Operations
Net Revenue

	Years Ended December 31,		Percent Change
	2016	2015	2016 vs. 2015
	(In millions)
Net revenue	$44.1	$62.8	(29.8)%
Our worldwide revenue in 2016 was solely generated by the Nexsan business. Revenue decreased by 29.8 percent compared with 2015, a result of the strategic decision to exit certain underperforming regions and low-margin portions of the business. As we wound down our Legacy Business in the regions, Nexsan absorbed the fixed overhead which would have otherwise been shared by the Legacy Business. As a result, Nexsan was no longer profitable in such regions.
Gross Profit

	Years Ended December 31,		Percent Change
	2016	2015	2016 vs. 2015
	(In millions)
Gross profit	$19.4	$24.7	(21.5)%
Gross margin	44.0%	39.3%
Gross profit decreased in 2016 compared with 2015 due to lower revenues as a result of the strategic decision to exit underperforming regions. Gross margin increased from 39.3 percent to 44.0 percent year over year. The improvement was primarily driven by production cost improvements, price optimization programs and product mix changes.
Selling, General and Administrative (SG&A)

	Years Ended December 31,		Percent Change
	2016	2015	2016 vs. 2015
	(In millions)
Selling, general and administrative	$34.9	$59.1	(40.9)%
As a percent of revenue	79.1%	94.1%
SG&A expense decreased in 2016 compared with 2015. The decrease from the prior year was due to Nexsan and Corporate cost reductions. The corporate cost reduction was primarily due to the decreases in IT spending of approximately $9.0 million, reduced executive compensation of approximately $2.0 million as well as headcount reductions. The Nexsan cost reduction was primarily due to headcount & spending reductions of approximately $10.0 million and lower intangible amortization of $3.2 million related to intangibles that were written off in Q3 2015.

Research and Development (R&D)

	Years Ended December 31,		Percent Change
	2016	2015	2016 vs. 2015
	(In millions)
Research and development	$11.9	$12.2	(2.5)%
As a percent of revenue	27.0%	19.4%
R&D expense in 2016 was relatively flat compared with 2015. R&D expense was scaled back in some Nexsan product lines and offset by increased spending related to the development of the Nexsan Unity product.
Goodwill Impairment

	Years Ended December 31,
	2016	2015
	(In millions)
Goodwill impairment	$—	$28.1
2016 Goodwill Analysis
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.
We closed the NXSN Transaction in January 2017, pursuant to which all of the issued and outstanding common stock of Nexsan was sold to NXSN, an affiliate of Spear Point Capital Management LLC, in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note. Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in the Nexsan business to enhance Nexsan’s growth and support its recent product developments, eliminated our need to make this investment in Nexsan ourselves and preserved the potential for equity value upside from Nexsan’s ongoing development and market penetration.
As of December 31, 2016, the carrying amount of goodwill was $3.8 million.
2015 Goodwill Analysis
During the third quarter of 2015, management and the Board of Directors engaged in an assessment of the Nexsan and IronKey businesses of the Company. As a result of this assessment, we significantly revised our previous business strategy by narrowing our product portfolio and changing our investment philosophy associated with these businesses by substantially reducing investment in operating expenses. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event requiring us to review our goodwill related to our Nexsan and IronKey reporting units for impairment.
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
As a result of this assessment, it was determined that the carrying values of our Nexsan and IronKey reporting units exceeded their estimated fair values. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with each of these reporting units to the carrying value of the goodwill associated with each of these reporting units. Based on this analysis, the carrying value of the goodwill associated with Nexsan exceeded its implied value by $28.1 million. Consequently, we recorded an impairment charge of $28.1 million in the Consolidated Statements of Operations for the year ended December 31, 2015.
On October 14, 2015, the Company acquired the equity of CDI in a cash and stock transaction valued at $6.7 million.
The CDI acquisition has been accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the CDI acquisition, including identifiable intangible assets, have been measured at their fair value. The purchase price consists of approximately $3.3 million in cash and debt assumed and 151,115 shares of GlassBridge common stock valued at approximately $2.6 million. In addition, up to $5.0 million in cash and shares in earn outs are possible based upon CDI’s performance through 2016 and the first half of 2017. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between $0.0 and $5.0 million. The contingent consideration earn out was valued at $0.8 million. For the year ended December 31, 2016 the revenue targets related to the first and second contingent payment were not met and no payment was made.
The purchase price allocation resulted in goodwill of $3.8 million, primarily attributable to strategic synergies and workforce that did not qualify for separate recognition (i.e., acquired workforce). Goodwill associated with the acquisition of CDI is included in the Nexsan reporting unit for the purposes of goodwill impairment testing.
As of December 31, 2015, we had a goodwill balance of $3.8 million.
See Note 2 - Summary of Significant Accounting Policies and Note 6 - Intangible Assets and Goodwill in our Notes to Consolidated Financial Statements for further background and information on goodwill impairments.
Intangible Impairments
2016 Intangible Asset Analysis
We test the carrying amount of a reporting unit's intangible asset for impairment on an annual basis during the fourth quarter of each year and during an interim period if an event occurs or circumstances change that would warrant impairment testing.
We closed the NXSN Transaction in January 2017, pursuant to which all of the issued and outstanding common stock of Nexsan was sold to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note.
As of December 31, 2016 the carrying amount of intangible assets was $3.4 million, related to developed technology.
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
We compared the carrying value of our asset groups with their estimated undiscounted future cash flows and determined that the carrying value of certain asset groups exceeded the undiscounted cash flows expected to be generated by the asset group. For those asset groups, we then compared the carrying value of the asset group to its estimated fair value to determine the amount by which our long-lived assets (primarily intangible assets) with the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $29.7 million in the Consolidated Statements of Operations for the year ended December 31, 2015.
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
On October 14, 2015, the Company acquired the equity of CDI in a cash and stock transaction valued at $6.7 million.
The CDI acquisition has been accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the CDI acquisition, including identifiable intangible assets, have been measured at their fair value. The purchase price consists of approximately $3.3 million in cash and debt assumed, 151,115 shares of GlassBridge common stock valued at approximately $2.6 million. In addition, up to $5.0 million in cash and shares in earn outs are possible based upon CDI’s performance through 2016 and the first half of 2017. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between $0.0 and $5.0 million. The contingent consideration earn out was valued at $0.8 million.
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
Litigation
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations).  All such matters involve uncertainty and, accordingly, outcomes that cannot be predicted with assurance.  As of December 31, 2016, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters.  It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.
On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE, LLC (“IOENGINE”) against the Company in the United States District Court for the District of Delaware. In December 2014, the Plaintiff filed a lawsuit against us alleging infringement of United States Patent No. 8,539,047 (the “Patent”) by certain products we formerly sold under the IronKey brand. The jury awarded the IOENGINE $11.0 million in damages. We strongly disagree with the jury verdict and certain rulings made before trial. We intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal.
Restructuring and Other
On September 27, 2015, the Company adopted a restructuring plan to terminate sales and operations of the Legacy Businesses and reduce and rationalize corporate overhead (the "Restructuring Plan"). The Company continued its Nexsan business.
The Restructuring Plan was adopted as a result of continued losses due to secular declines in its legacy business and to reduce the cost structure and streamline the organization in light of these changes. The Company incurred approximately $120 million total charges for the Restructuring Plan excluding tax impact and approximately $34 million of the total charges were cash expenditures. The majority of the charges were related to discontinued operations, thus excluded from the following table. The Restructuring Plan and associated wind down of the Legacy Businesses were substantially completed during the first quarter of 2016.

The components of our restructuring and other expense included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2016	2015
	(In millions)
Restructuring
Severance and related	$0.6	$5.1
Total restructuring	$0.6	$5.1
Other
Acquisition and integration related costs	—	0.5
Pension settlement/curtailment (Note 9)	2.9	1.6
Asset disposals / write down	0.1	24.6
Other	4.0	4.7
Total	$7.6	$36.5
Restructuring
Total restructuring charges of $0.6 million recorded for the year ended December 31, 2016 relate to severance, attributable to our Nexsan and corporate restructuring. Total restructuring charges of $5.1 million recorded for the year ended December 31, 2015 related to the costs of implementing the various components of the Restructuring Plan.
Other
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
During the year ended December 31, 2016 Other includes U.S. pension costs of $2.9 million, $0.1 million of asset disposals, consulting expenses of $2.4 million and $1.4 million for Realization Services, Inc. and Otterbourg P.C., respectively, a net credit of $2.2 million related to property tax refund for the former Oakdale property, as well as $2.4 million for other employee costs and consulting fees directly attributable to our Restructuring Plan. We have considered these costs to be a part of our corporate activities and, therefore, they are not part of our discontinued operations.
During the year ended December 31, 2015, we had $0.5 million of acquisition and integration related costs related to the acquisition of CDI and U.S. pension costs of $1.6 million. The Company also recorded $24.6 million of charges associated with asset disposals / asset write downs for which $21.0 million relates to the write down of our former corporate headquarters facility and $3.6 million relates to other miscellaneous asset disposals and write downs caused by our restructuring efforts. During 2015, based on the Board of Directors' and management's decision to sell its former corporate headquarters facility, we classified our former corporate headquarters facility as an asset held for sale. The carrying value of our corporate headquarters facility of $32.1 million was subsequently written down to $11.0 million which is the value of net proceeds received from the property sale that occurred on January 4, 2016. The $4.7 million of loss in other includes certain employee costs and consulting fees for external and related parties directly associated with our restructuring efforts and others.
Operating Loss From Continuing Operations

	Years Ended December 31,		Percent Change
	2016	2015	2016 vs. 2015
	(In millions)
Operating loss	$(35.0)	$(140.9)	(75.2)%
As a percent of revenue	(79.4)%	(224.4)%

Operating loss from continuing operations decreased in 2016 compared with 2015 primarily due to goodwill and intangible asset impairments of $28.1 million and $29.7 million, respectively, in 2015, as well as corporate cost savings and Nexsan operating expense reductions.
Other Income and (Expense)

	Years Ended December 31,		Percent Change
	2016	2015	2016 vs. 2015
	(In millions)
Interest income	$0.2	$0.4	(50.0)%
Interest expense	—	(2.7)	(100.0)%
Other, net	(4.9)	0.4	NM
Total	$(4.7)	$(1.9)	147.4%
As a percent of revenue	(10.7)%	(3.0)%
_______________________________________
NM - Not meaningful
Other expense was $4.7 million and $1.9 million in 2016 and 2015, respectively. The increase in other expense in 2016 compared to 2015 was primarily due to losses in our short term investments.
Income Tax (Provision) benefit

	Years Ended December 31,
	2016	2015
	(In millions)
Income tax (provision) benefit	$(0.1)	$0.1
Effective tax rate	NM	NM
_______________________________________
NM - Not meaningful
We maintain a valuation allowance related to our U.S. deferred tax assets and the majority of our foreign deferred tax assets. Because of the valuation allowances, the tax provision generally represents taxes outside of the U.S. plus discrete tax events that may occur from time to time. This also causes the effective tax rates to be not meaningful. The effective tax rates for 2016 and 2015 are not meaningful.
In comparing our 2016 tax provision of ($0.1) million to our 2015 tax benefit of $0.1 million, the change was primarily due to discrete tax benefits recorded during 2015.
As of December 31, 2016 and 2015, we had valuation allowances of $339.3 million and $325.3 million respectively, to account for deferred tax assets we have concluded are not considered to be more-likely-than-not to be realized in the future due to our cumulative losses in recent years. The deferred tax assets subject to valuation allowance include certain operating loss carryforwards, deferred tax deductions, capital loss carryforwards and tax credit carryforwards.

Loss from discontinued operations

	Years Ended December 31,
	2016	2015
	(In millions)
Net revenue	$2.0	$466.4

Gain (loss) on sale of discontinued businesses	3.8	11.8
Loss from operations of discontinued businesses, before income taxes	(89.9)	(50.5)
Income tax (provision) benefit	0.7	(12.6)
Loss from discontinued businesses, net of income taxes	$(85.4)	$(51.3)
Loss from discontinued operations represents the results of operations from our Legacy Businesses. The loss in 2016 is primarily related to a reclassification of $75.8 million of cumulative currency translation adjustment related to our Legacy business (prior to the reclassification, the cumulative translation adjustment was recorded in shareholders' equity) and a legal accrual of $11.0 million, partially offset by a gain from the sale of IronKey. The 2015 loss includes an $8.0 million goodwill impairment, $7.9 million intangible impairment and $23.2 million of Restructuring and other expenses related to Legacy businesses, offset by gains related to the termination of the TDK license and sale of the RDX Storage product line. See Note 4 - Acquisitions and Divestitures in our Notes to Consolidated Financial Statements for more information.
Segment Results
With the wind down of our Legacy Businesses substantially completed by the start of 2016, we had one operating business segment for 2016: the “Nexsan Business,” through which we operated a global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line. Following the launch of GBAM we have transitioned to become a publicly-traded alternative asset manager. Going forward, we will focus on our “Asset Management Business” as our primary operating business segment. In February 2017 we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.
The segment information for prior periods has been revised to conform to the 2016 reportable segment presentation.
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
During the third quarter of 2015, we announced our plans to divest our Legacy Businesses. The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations and are not included in segment results for any periods presented. See Note 4 - Acquisitions and Divestitures for further information.
Information related to our segments is as follows:

Nexsan

	Years Ended December 31,		Percent Change
	2016	2015	2016 vs. 2015
	(In millions)
Net revenue	$44.1	$62.8	(29.8)%
Operating (loss)	(17.5)	(25.4)	(31.1)%

As a percent of revenue	(39.7)%	(40.4)%
The decrease in Nexsan revenue in 2016 compared with 2015 was a result of the strategic decision to exit underperforming regions and low-margin portions of the business.
Operating loss decreased in 2016 compared with 2015 due to improved margins and lower selling, general and administrative expense. During the third quarter of 2015, management revised our business strategy in Nexsan business such that operating expenses were significantly reduced due to the narrowing of product lines and geographic footprint.
Corporate and Unallocated

	Years Ended December 31,		Percent Change
	2016	2015	2016 vs. 2015
	(In millions)
Corporate and unallocated Operating (loss)	$(9.9)	$(21.2)	(53.3)%
Goodwill impairment	—	(28.1)	(100.0)%
Intangible impairment	—	(29.7)	(100.0)%
Restructuring and other	(7.6)	(36.5)	(79.2)%
Total	(17.5)	(115.5)	(84.8)%
The Corporate and unallocated operating loss included costs which are not allocated to the business segments in management’s evaluation of segment performance such as restructuring and other expense, corporate expense, contingent consideration adjustments and other expenses.
The corporate and unallocated operating loss decreased by $11.3 million from 2015 to 2016, primarily due to the reductions in corporate spending, executive compensation and headcount reductions. 2015 included a Goodwill impairment of $28.1 million and an Intangible impairment of $29.7 million. Restructuring and other decreased in 2016 compared with 2015 primarily due to the corporate real property write down of $24.6 million in 2015.
Financial Position
Our cash and cash equivalents balance as of December 31, 2016 was $10.0 million with an additional $22.0 million of short term investment, compared to cash of $70.4 million and no short term investment as of December 31, 2015. The decrease was primarily driven by cash disbursements related to the Legacy Business wind down, investment in Nexsan, corporate overhead, as well as drawdown in our short term investment.
Our accounts receivable balance as of December 31, 2016 was $7.7 million, a decrease of $2.1 million from $9.8 million as of December 31, 2015 as a result of lower sales during the period. This resulted in 53 days sales outstanding as of December 31, 2016, compared to 45 days sales outstanding as of December 31, 2015. Days sales outstanding is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of December 31, 2016 was $4.1 million, a decrease of $4.0 million from $8.1 million as of December 31, 2015. The decrease in inventory is due to lower revenue and inventory management improvements. Days of inventory supply was 83 days as of December 31, 2016, down 10 days from December 31, 2015. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.

Our accounts payable balance as of December 31, 2016 was $7.1 million, an increase of $2.1 million from $5.0 million as of December 31, 2015. The increase in accounts payable is related to timing of payments and consulting and other fees related to launching our new our new asset management business.
Liquidity and Capital Resources
We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents and short term investments. Our primary operating liquidity needs relate to our working capital and funding our operations.
On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against our Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. While we intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal, we have conservatively set aside $11.0 million in our cash flow projection (the "IOENGINE Reserve"). The existence of the IOENGINE Reserve should not be construed as a belief or expectation on our part that all or any part of the jury verdict in the IOENGINE matter should or will become due and payable. See Note 15 - Litigation, Commitments and Contingencies for further information.
On January 3, 2017, CMC filed a second amended complaint in an action pending in the District Court of Ramsey County Minnesota.  In addition to alleging that the Company is liable for all open CMC invoices worldwide (which CMC alleges totals approximately $23 million), the second amended complaint asserted fiduciary and related claims against former directors and other defendants, which we have an obligation to defend.  The Company intends to defend its position vigorously and has asserted affirmative defenses and counterclaims. See Note 15 - Litigation, Commitments and Contingencies for further information.
The Company is currently disputing trade payables with certain vendors (including CMC) associated with our Legacy Businesses on the basis of vendor non-performance. As of December 31, 2016, based on invoices from these vendors, the Company has recorded, but not made payment, with the respect to $21 million of disputed trade payables, all of which are recorded as "Current liabilities of discontinued operations" on the Company's Consolidated Balance Sheets. In connection with disputed trade payables, CMC have attached, seized or otherwise effected restrictions on the Company's access to approximately $9.4 million of the Company's cash, all of which is recorded as restricted cash within "Current assets of discontinued operations" on the Company's Consolidated Balance Sheet as of December 31, 2016 (the "CMC Cash Restrictions").
We believe it is highly unlikely that the CMC litigation will be resolved within the next twelve months. Accordingly, our cash flow projection for the twelve months following the filing date of this Annual Report on Form 10-K assume that the CMC Cash Restrictions will remain in place and that we will not be required to pay any cash in connection with the resolution of the CMC litigation.
We had $10.0 million cash on hand as of December 31, 2016 with an additional $22.0 million of short term investment. In January 2017 we completed the Nexsan transaction. The new partial owner of Nexsan is committed to funding the Nexsan investment going forward. Our liquidity needs for 2017 include the following: corporate expenses of $6 million to $7 million, Legacy Business liability payments (including the IOENGINE Reserve) of $3 million to $13 million, Asset Management start-up costs of $1 million to $2 million, pension funding of approximately $0.5 million to $1 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above.
We expect that our cash and short term investment positions in the U.S. and outside of the U.S. will provide liquidity sufficient to meet our needs for our operations and our obligations in the countries in which we operate. We also plan to raise additional capital or monetize certain assets if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Restricted cash is related to contractual obligations or restricted by management and is included in other current assets or other assets on our Consolidated Balance Sheets depending on the timing of the restrictions. The restricted cash balance in other current assets as of December 31, 2016 was $9.6 million with $9.4 million in discontinued operations related to court ordered vendor payment disputes and $0.2 million in continued operations related to bank deposits for certain guarantees. The restricted cash balance in other current assets as of December 31, 2015 was $9.9 million with $5.3 million in discontinued operations related to court ordered vendor payment disputes and $1.1 million in discontinued operations related to bank deposits for certain guarantees and $3.5 million in continuing operations related to 2016 employee payments and bank deposits. The restricted cash balance in other assets of discontinued operations as of December 31, 2016 and 2015 was $1.7 million and $1.9 million, respectively, which relates to cash set aside as indemnification for certain customers.
Analysis of Cash Flows
Cash Flows Provided by (Used In) Operating Activities:

	Years Ended December 31,
	2016	2015
	(In millions)
Net loss	$(125.2)	$(194.0)
Adjustments to reconcile net loss to net cash provided by operating activities	79.1	131.7
Changes in operating assets and liabilities	(38.7)	44.5
Net cash provided by (used in) operating activities	$(84.8)	$(17.8)
Cash flows from operating activities can fluctuate from period to period as many items can impact cash flows. Cash used in operating activities was driven primarily by the following:

•	Approximately $15 million investment in Nexsan to drive growth of the Unity product

•	Approximately $10 million for corporate operating expenses

•	Approximately $8 million for restructuring and other primarily relating to corporate wind down

•	Approximately $5 million operating expense related to discontinued operations.

•	Approximately $19 million subscription of Clinton Lighthouse fund (net of redemptions), $3 million invested in trading securities and $5 million loss in short term investments.

•	A change of working capital of approximately $17 million, primarily related to the legacy business wind down
Cash Flows Provided by (Used in) Investing Activities:

	Years Ended December 31,
	2016	2015
	(In millions)
Capital expenditures	$(0.8)	$(3.0)
Proceeds from sale of assets and business	25.8	3.3
Acquisitions, net of cash acquired	—	(3.1)
Net cash provided by (used in) investing activities	$25.0	$(2.8)
In 2016, we received $11.0 million, $8.4 million, $4.7 million, $1.1 million, $0.6 million from selling the corporate campus, Memorex brand, IronKey business, Chile facility and Canadian facility, respectively.
In 2015, we received $3.3 million from the sales of our Memorex consumer electronic business and Weatherford, Oklahoma property. Cash used in investing activities included $3.1 million (net of cash acquired) for the acquisition of Connected Data, Inc. Cash used in investing activities also included $3.0 million of capital expenditures.
See Note 4 - Acquisitions in our Notes to Consolidated Financial Statements for further information regarding our acquisitions.

Cash Flows Used in Financing Activities:

	Years Ended December 31,
	2016	2015
	(In millions)
Purchase of treasury stock	$(0.2)	$(1.7)
Debt borrowings	—	16.5
Debt repayments	(0.2)	(35.0)
Exercise of stock options	—	—
Net cash used in financing activities	$(0.4)	$(20.2)
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 0.5 million shares of common stock. On November 14, 2016, our Board authorized a new share repurchase program under which we may repurchase up to 0.5 million of our outstanding shares of common stock. This authorization replaces the Board's previous share repurchase authorization from May 2, 2012. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.
Since the inception of the November 14, 2016 authorization, we have repurchased less than 0.1 million shares of common stock for $0.2 million and, as of December 31, 2016, we had authorization to repurchase less than 0.5 million additional shares.
During the year ended December 31, 2016, the Company purchased less than 0.1 million of treasury shares for $0.2 million. During the year ended 2015, the Company purchased less than 0.1 million shares, respectively, for $1.7 million. The treasury stock held as of December 31, 2016 was acquired at an average price of $38.13 per share.
Cash used in financing activities included borrowings of $0.0 million and $16.5 million and repayments of $0.2 million and $35.0 million during 2016, and 2015, respectively on our credit facilities primarily for the use in financing our working capital seasonal needs. During 2015 we did not capitalize any debt issuance costs.
No dividends were declared or paid during 2016 or 2015. Any future dividends are at the discretion of and subject to the approval of our Board of Directors.
Credit Facilities
On November 25, 2015, the Company terminated its Amended Credit Agreement entered into on May 18, 2012. At the time of termination, the Company paid down its short-term borrowings of $10.4 million. Additionally, capitalized costs for the credit facility of $1.1 million were charged to interest expense. No early termination penalty was incurred by the Company in connection with the termination.
Related Party Transactions
See Note 16 - Related Party Transactions for information on related party transactions between the Company and GlassBridge's Board of Directors and Executive Officers.
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
The total amount of unrecognized tax benefits as of December 31, 2016 was $1.3 million, excluding accrued interest and penalties described below. If the unrecognized tax benefits were recognized in our Consolidated Financial Statements, $1.3 million would affect income tax expense and our related effective tax rate.
Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2016, $0.0 million of interest and penalties was accrued, excluding the tax benefit of deductible interest. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our U.S. federal income tax returns for 2013 through 2015 are subject to examination by the Internal Revenue Service (IRS). With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2010.
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
Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at estimated fair value. Intangible assets with a definite life are amortized based on a pattern in which the economic benefits of the assets are consumed, typically with useful lives ranging from one to 30 years. The initial recognition of intangible assets, the determination of useful lives and, if necessary, subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using certain valuation methods including discounted cash flow analysis. We evaluate assets on our balance sheet, including such intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries may indicate a possible impairment that would require an impairment test. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses, which in many cases require subjective judgments concerning estimates, could result in significant impairment losses. The test for impairment requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. See Note 6 - Intangible Assets and Goodwill for information on our 2016 and 2015 intangible assets.
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
Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill was assigned to its carrying amount. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill an impairment loss must be recognized for the excess. This involves measuring the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the reporting unit’s fair value and the fair values assigned to the reporting unit’s individual assets and liabilities is the implied fair value of the reporting unit’s goodwill. See Note 6 - Intangible Assets and Goodwill for information on our 2016 and 2015 goodwill.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 ECJ ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except France due to certain court rulings. See Note 15 - Commitments and Contingencies in our Notes to Consolidated Financial Statements for discussion of these court rulings. As of December 31, 2015, we had accrued liabilities of $5.1 million associated with levies related to consumer channel sales for which we are withholding payment.
Since the October 2010 CJEU ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law making activities within each jurisdiction as well as throughout the EU. In 2015, we reversed $3.8 million of copyright levies as a reduction of cost of sales. As of December 31, 2016 and 2015, we had accrued liabilities of $4.9 million and $5.1 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. See Note 15 - Commitments and Contingencies in our Notes to Consolidated Financial Statements for discussion of reversals of copyright levies.
Litigation. We record a liability when a loss from litigation is known or considered probable and the amount can be reasonably estimated. Our current estimated range of liability related to pending litigation is based on claims for which we can estimate the amount or range of loss. Based upon information presently available, we believe that accruals for these claims are adequate. Due to uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. While these matters could materially affect our financial condition, results of operations and cash flows in future periods depending on the final resolution, it is our opinion that after final disposition, any monetary liability to us beyond that provided in our Consolidated Balance Sheet as of December 31, 2016, would not be material to our financial condition, results of operations and cash flows. As additional information becomes available, the potential liability related to pending litigation will be assessed and estimates will be revised as necessary.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning strategic initiatives and potential acquisitions, the results of operations of our existing business lines and our ability to implement our restructuring plans, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the Securities and Exchange Commission including the following: our ability to successfully implement our strategy for our existing business as well as other lines of business that we may pursue; our ability to grow our business; our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner's financial condition and disputes between us and our partners; our ability to successfully identify suitable acquisition targets to implement our new strategy and to compete for these opportunities with others who may have greater resources; our ability to conduct due diligence on businesses we acquire to ensure that we have identified and addressed key aspects of liability and risk; our ability to effectively increase the size of our organization, if needed, and manage our growth; the possible need to raise additional debt or equity financing for acquisitions in addition to the use of our excess cash; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our ability to successfully implement restructuring plans; foreign currency fluctuations; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; tax consequences associated with our acquisition, holding and disposition of target companies and assets; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; our ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; our ability to retain and attract key employees to manage our existing businesses and the businesses we may acquire; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of our implementation of restructuring plans and transition to the asset management business; the effect of the transition of our Board of Directors; the volatility of our stock price due to our results or market trends; and the ability to meet the continued listing requirements of the NYSE; loss of or inability to attract talented individuals to executive our strategic alternatives business strategy; the implementation of new systems and enhancements may be disruptive and could impact our ability to accurately report our financial results; decreasing revenues and greater losses in our Nexsan business may have a material and adverse effect on our business, results of operations and capital resources; the investment in Clinton Lighthouse Equities Strategy Fund (Offshore) Ltd. may not product positive returns and may results in losses, as well as various factors set forth from time to time in Item 1A of this Form 10-K and from time to time in our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of GlassBridge Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of GlassBridge Enterprises, Inc. and Subsidiaries, formerly known as Imation Corp., (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlassBridge Enterprises, Inc. and Subsidiaries, formerly known as Imation Corp., as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the December 31, 2015 financial statements and for the year ended December 31, 2015 to retrospectively apply the reclassification to discontinued operations, as described in Note 4 and the effects of the reverse stock split, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2015 financial statements or for the year ended December 31, 2015, of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2015 financial statements taken as a whole.

/s/ Marcum LLP
New York, New York
March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlassBridge Enterprises, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statement of operations, of comprehensive loss, of shareholders’ equity and of cash flows for the year ended December 31, 2015, before the effects of the adjustments to retrospectively reflect (i) the reverse stock split described in Note 1 and (ii) the discontinued operations described in Note 1, present fairly, in all material respects, the financial position of GlassBridge Enterprises, Inc. (formerly known as Imation Corp.) and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America (the 2015 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the effects of the (i) the reverse stock split described in Note 1 and (ii) the discontinued operations described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 15, 2016

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015
	(In millions, except per share amounts)
Net revenue	$44.1	$62.8
Cost of goods sold	24.7	38.1
Gross profit	19.4	24.7
Operating expenses:
Selling, general and administrative	34.9	59.1
Research and development	11.9	12.2
Impaired Charges:
Goodwill	—	28.1
Other Intangibles	—	29.7
Restructuring and other	7.6	36.5
Total	54.4	165.6
Operating loss from continuing operations	(35.0)	(140.9)
Other income (expense)
Interest income	0.2	0.4
Interest expense	—	(2.7)
Other income (expense), net	(4.9)	0.4
Total	(4.7)	(1.9)
Loss from continuing operations before income taxes	(39.7)	(142.8)
Income tax (provision) benefit	(0.1)	0.1
Loss from continuing operations	(39.8)	(142.7)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(13.4)	(63.1)
Gain on sale of discontinued businesses	3.8	11.8
Reclassification of cumulative translation adjustment	(75.8)	—
Loss from discontinued operations	(85.4)	(51.3)
Net loss	$(125.2)	$(194.0)
Loss per common share — basic and diluted:
Continuing operations	$(10.76)	$(35.68)
Discontinued operations	(23.08)	(12.82)
Net loss	(33.84)	(48.50)
Weighted average common shares outstanding:
Basic and diluted	3.7	4.0

The accompanying notes are an integral part of these statements.

GLASSBIRDGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015
	(In millions)
Net loss	$(125.2)	$(194.0)

Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on derivative financial instruments:
Net holding gains (losses) arising during the period	—	(1.4)
Reclassification adjustment for net realized (gains) losses recorded in net loss	—	(3.7)
Total net unrealized (losses) gains on derivative financial instruments	—	(5.1)

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	(2.7)	(1.5)
Reclassification of adjustments for defined benefit plans recorded in net loss	3.2	2.0
Total net pension adjustments	0.5	0.5

Net foreign currency translation:
Unrealized foreign currency translation losses	(0.8)	(6.7)
Realized cumulative translation adjustments from disposal of businesses	75.8	—
Total net foreign currency translation	75.0	(6.7)

Total other comprehensive income (loss), net of tax	75.5	(11.3)

Comprehensive loss	$(49.7)	$(205.3)

The accompanying notes are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$10.0	$70.4
Short term investments	22.0	—
Accounts receivable, net	7.7	9.8
Inventories	4.1	8.1
Assets held for sale	—	11.0
Other current assets	3.2	8.1
Current assets of discontinued operations	10.5	44.3
Total current assets	57.5	151.7
Property, plant and equipment, net	2.8	4.2
Intangible assets, net	3.4	4.2
Goodwill	3.8	3.8
Other assets	1.0	0.8
Non-current assets of discontinued operations	2.8	3.7
Total assets	$71.3	$168.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$7.1	$5.0
Other current liabilities	16.0	30.5
Current liabilities of discontinued operations	39.7	74.6
Total current liabilities	62.8	110.1
Other liabilities	29.4	27.0
Other liabilities of discontinued operations	4.4	6.9
Total liabilities	96.6	144.0
Shareholders’ equity (deficit)
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 4.4 million issued	—	0.4
Additional paid-in capital	1,042.8	1,042.0
Accumulated deficit	(1,019.1)	(893.9)
Accumulated other comprehensive loss	(20.6)	(96.1)
Treasury stock, at cost 0.7 million shares at December 31,2016; 0.7 million shares at December 31, 2015	(28.4)	(28.0)
Total shareholders’ equity (deficit)	(25.3)	24.4
Total liabilities and shareholders’ equity	$71.3	$168.4
The accompanying notes are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(In millions, except per share amounts)
Balance as of December 31, 2014	$0.4	$1,034.6	$(699.9)	$(84.8)	$(9.5)	$240.8
Net loss			(194.0)			(194.0)
Purchase of treasury stock					(1.7)	(1.7)
Restricted stock grants and other		3.8			(3.2)	0.6
Value of shares received in TDK transaction					(13.6)	(13.6)
Issuance of stock for acquisition		2.6				2.6
Contingent consideration in shares		0.6				0.6
Stock-based compensation related to options		0.4				0.4
Net change in cumulative translation adjustment				(6.7)		(6.7)
Pension adjustments, net of tax				0.5		0.5
Cash flow hedging, net of tax				(5.1)		(5.1)
Balance as of December 31, 2015	$0.4	$1,042.0	$(893.9)	$(96.1)	$(28.0)	$24.4
Net loss			(125.2)			(125.2)
Purchase of treasury stock					(0.2)	(0.2)
Restricted stock grants and other		0.8			(0.2)	0.6
Contingent consideration in shares		(0.4)				(0.4)
Net change in cumulative translation adjustment				75.0		75.0
Pension adjustments, net of tax				0.5		0.5
Reclassification entry	(0.4)	0.4				—
Balance as of December 31, 2016	$—	$1,042.8	$(1,019.1)	$(20.6)	$(28.4)	$(25.3)

The accompanying notes are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
	(In millions)
Cash Flows from Operating Activities:
Net loss	$(125.2)	$(194.0)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2.5	16.8
Stock-based compensation	0.8	1.7
Deferred income taxes and valuation allowance	(0.2)	13.0
Goodwill, intangible and other asset impairments	—	99.3
Inventory write-offs	—	9.7
Bad debt expense (recoveries)	(0.2)	5.2
Pension settlement and curtailments	2.6	0.2
Realized cumulative translation adjustment	75.8	—
Gain from RDX sale	—	(4.5)
Gain from TDK transaction (non-cash)	—	(9.1)
Gain from IK sale	(3.8)	—
Other, net	1.6	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	18.0	101.2
Inventories	6.4	35.2
Assets held for sale	—	(19.4)
Short term investment	(22.0)	—
Other assets	5.6	29.0
Accounts payable	(14.4)	(50.4)
Accrued payroll and other liabilities	(32.8)	(41.5)
Restricted cash	0.5	(9.6)
Net cash (used in) operating activities	(84.8)	(17.8)
Cash Flows from Investing Activities:
Capital expenditures	(0.8)	(3.0)
Proceeds from sales of assets and business	25.8	3.3
Acquisitions, net of cash acquired	—	(3.1)
Net cash provided by (used in) investing activities	25.0	(2.8)
Cash Flows from Financing Activities:
Purchases of treasury stock	(0.2)	(1.7)
Debt borrowings	—	16.5
Debt repayments	(0.2)	(35.0)
Exercise of stock options	—	—
Net cash used in financing activities	(0.4)	(20.2)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(3.4)
Net change in cash and cash equivalents	(60.4)	(44.2)
Cash and cash equivalents — beginning of year	70.4	114.6
Cash and cash equivalents — end of year	$10.0	$70.4
The accompanying notes are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation
Background
GlassBridge Enterprises, Inc.(“GlassBridge”) is a holding company. Our wholly-owned subsidiary GlassBridge Asset Management, LLC (“GBAM”) is an investment advisor focused on technology-driven and quantitative strategies. Our subsidiary Nexsan Corporation (“Nexsan”) is a global enterprise data storage business.
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
In September 2015, the Company adopted a restructuring plan which began the termination process of our Legacy Businesses and IronKey. The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented. The related assets and liabilities for all periods presented have been reported as assets and liabilities of discontinued operations. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. See Note 4 - Acquisitions and Divestitures for further information on discontinued operations.
On February 21, 2017, the Company effected a 1:10 reverse split of our common stock, without any change in the par value per share (the "Reverse Stock Split"), and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000. All share and per share values of the Company's common stock for all periods presented are retroactively restated for the effect of the Reverse Stock Split. See Note 18 - Subsequent Events for further information on the Reverse Stock Split.
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
Restricted Cash. Cash related to contractual obligations or restricted by management for specific use is classified as restricted and is included in other current assets and/or other assets on our Consolidated Balance Sheets depending on the timing of the restrictions. We had $9.4 million of restricted cash in current assets of discontinued operations as of December 31, 2016, primarily related to court ordered vendor payment disputes and $0.2 million in other current assets of continuing operations related to bank deposits.

In noncurrent assets of discontinued operations, we had $1.7 million and $1.9 million of restricted cash as of December 31, 2016 and 2015, respectively, which relates to cash set aside as indemnification for certain customers.
Trade Accounts Receivable and Allowances. Trade accounts receivable are stated net of estimated allowances, which primarily represent estimated amounts associated with customer returns, discounts on payment terms and the inability of certain customers to make the required payments. When determining the allowances, we take several factors into consideration, including prior history of accounts receivable credit activity and write-offs, the overall composition of accounts receivable aging, the types of customers and our day-to-day knowledge of specific customers. Changes in the allowances are recorded as reductions of net revenue or as bad debt expense (included in selling, general and administrative expense), as appropriate, in our Consolidated Statements of Operations. In general, accounts which have entered into an insolvency action, have been returned by a collection agency as uncollectible or whose existence can no longer be confirmed are written off in full and both the receivable and the associated allowance are removed from our Consolidated Balance Sheet. If, subsequent to the write-off, a portion of the account is recovered, it is recorded as a reduction of bad debt expense in our Consolidated Statements of Operations at the time cash is received. See Note 5 - Supplemental Balance Sheet information for additional information on Accounts Receivable reserves and allowances.
Inventories. Inventories, which principally consists of parts used in assembly, are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. We provide estimated inventory write-downs for excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of estimated net realizable value.
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
Investments. Investments include trading securities stated at fair value. The corresponding gain or loss associated with these investments is reported in our Consolidated Statements of Operations as a component of other expense.
Assets Held for Sale. Assets held for sale consists of assets recorded at the lower of the carrying amount or fair value less costs to sell for which management has committed to plan to sell the assets, the sale is probable and will occur within a year. We had $0.0 million and $20.6 million of assets held for sale as of December 31, 2016 and 2015, respectively. The assets classified as held for sale as of December 31, 2015 consisted of $11.0 million that was attributable to continuing operations for our former corporate headquarters facility. Assets held for sale related to discontinued operations consisted of $0.2 million for the Company's Canadian facility and $9.4 million for the assets sold related to the Memorex trademark transaction.
Property, Plant and Equipment, net. Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed are removed from the related accounts, and the gains or losses are reflected in the results of operations.
Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. The estimated depreciable lives range from 10 to 20 years for buildings and 5 to 10 years for machinery and equipment. Leasehold and other improvements are amortized over the remaining life of the lease or the estimated useful life of the improvement, whichever is shorter. Depreciation expense was $1.7 million with $1.4 million in continuing operations and $0.3 million discontinued operations and $7.0 million with $5.9 million in continuing operations and $1.1 million in discontinued operations for the years ended 2016 and 2015 respectively.
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
Goodwill.  Goodwill is the excess of the cost of an acquired entity over the estimated fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is considered impaired when its carrying amount exceeds its implied fair value. The Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we determine in this assessment that the fair value of the reporting unit is more than its carrying amount we may conclude that there is no need to perform Step 1 of the impairment test. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing Step 2 of the goodwill impairment test.
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
Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, installation has been completed (if applicable) or services have been rendered, fees are fixed or determinable and collectability is reasonably assured. For product sales, delivery is considered to have occurred when the risks and rewards of ownership transfer to the customer. For inventory maintained at the customer site, revenue is recognized at the time these products are sold by the customer. We base our estimates for returns on historical experience and have not experienced significant fluctuations between estimated and actual return activity. Non-income based taxes collected from customers are also recorded as revenue and include levies and various excise taxes, mainly in non-U.S. jurisdictions. These taxes included in revenue in 2016 and 2015 were $0.0 million and $4.9 million, respectively.
The majority of the Company’s Nexsan products have both software and non-software components that together deliver the products’ essential functionality. The software is embedded within the hardware and sold together as a single storage solution to the customer. Accordingly, the software and non-software components do not qualify as separate units of accounting as prescribed in Accounting Standards Codification (ASC) 605-25 and are combined as a single unit of accounting. There are no situations where revenue is recognized separately for software.

We also offer services in conjunction with our Nexsan products which may include installation, training, hardware maintenance and software support. For such services that are determined to be essential to the functionality of the product, the product and services do not qualify as separate units of accounting as prescribed in ASC 605-25 and are combined as a single unit of accounting. In situations where the sale of our Storage and Security Solutions products and associated services qualify as multiple element arrangements, we allocate arrangement consideration to each unit of accounting based on its relative selling price, and revenue is recognized for each element when all of the criteria for revenue recognition for such elements have been met. Revenue from services is not a significant component of total consolidated revenues.
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
Concentrations of Credit Risk. The company sells storage solution products and services to small and medium-size enterprise customers across a range of vertical markets exclusively through our worldwide network of value-added resellers ("VARs") and performs ongoing credit evaluations of our customers’ financial condition. The Company has one major customer that represented 19 percent of total net revenue for the years ended December 31, 2016 and December 31, 2015. 10 percent and 17 percent of the Company's accounts receivable balance for the years ending December 31, 2016 and December 31, 2015, respectively, was attributable to this customer. No other customer accounts for more than 10 percent of net revenue or accounts receivable.
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
Weighted Average Basic and Diluted Shares Outstanding Loss per share. Basic loss per common share is calculated using the weighted average number of shares outstanding during the year. Diluted (loss) earnings per common share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Unvested restricted stock and treasury shares are excluded from the calculation of weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new guidance will replace all current U.S. GAAP guidance on revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the guidance was revised to be effective for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of this new guidance on its consolidated financial position and results of operations.
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. ASU No. 2014-15 was effective for the Company's annual period ended December 31, 2016. The adoption of the new standard did not have any impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. For GlassBridge, this standard is effective prospectively beginning January 1, 2017, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For GlassBridge, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU’s impacts on its consolidated results of operations and financial condition.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU No. 2016-09 will be effective for the Company beginning in its first quarter of 2017. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.
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
In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (VIE) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. The standard will be effective January 1, 2017 with retrospective application to January 1, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.
  In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. For the Company, this ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. The Company would apply this guidance to applicable transactions after the adoption date.
  In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For the Company, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date.
Note 3 — (Loss) Earnings per Common Share
The following table sets forth the computation of the weighted average basic and diluted loss per share:

	Years Ended December 31,
	2016	2015
	(In millions, except per share amounts)
Numerator:
Loss from continuing operations	$(39.8)	$(142.7)
Loss from discontinued operations	(85.4)	(51.3)
Net loss	$(125.2)	$(194.0)
Denominator:
Weighted average number of common shares outstanding during the period	3.7	4.0
Dilutive effect of stock-based compensation plans	—	—
Weighted average number of diluted shares outstanding during the period	3.7	4.0

Loss per common share — basic and diluted:
Continuing operations	$(10.76)	$(35.68)
Discontinued operations	(23.08)	(12.82)
Net loss	(33.84)	(48.50)
Anti-dilutive shares excluded from calculation	0.4	0.4

Note 4 — Acquisitions and Divestitures
Acquisitions
Connected Data, Inc.
On October 14, 2015, the Company acquired 100% of the stock of Connected Data, Inc. ("CDI") to augment the Company’s vision in delivering a comprehensive and secure storage, backup and collaboration ecosystem. The purchase price consisted of a cash payment of $0.7 million, issuance of 151,115 unregistered shares of GlassBridge common stock valued at $2.6 million (based on applying a 15% liquidity discount to the fair value of our stock at acquisition date), $2.6 million associated with the repayment of all of CDI's outstanding debt at the time of acquisition and future contingent consideration totaling up to $5 million (considered to have an estimated fair value of $0.8 million at the time of acquisition) for a total purchase price of $6.7 million. The purchase price allocation resulted in goodwill of $3.8 million which is primarily attributable to its workforce, strategic synergies and intangible assets that do not qualify for separate recognition. This goodwill is not deductible for tax purposes.
The following table illustrates our finalized allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of acquisition date:

Amount
(In millions)
Cash	$0.2
Inventory	0.2
Prepaid and other	0.1
Intangible assets, net	4.3
Goodwill	3.8
Accounts payable	(0.7)
Accrued expenses	(1.1)
Deferred revenue - current	(0.1)
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
The contingent consideration arrangement includes the potential for three separate payments of cash and unregistered shares of GlassBridge common stock based on defined revenue targets. The first contingent consideration payment is for $0.1 million of cash and 31,354 shares of unregistered GlassBridge common stock. The first contingent payment is based on revenue targets from January 1, 2016 to June 30, 2016. The second contingent consideration payment is for $0.3 million of cash and 57,482 shares of unregistered GlassBridge common stock. The second contingent payment is based on revenue targets from July 1, 2016 to December 31, 2016. The third contingent consideration payment is for $0.3 million of cash and 57,482 shares of unregistered GlassBridge common stock. The third contingent payment is based on revenue targets from January 1, 2017 to June 30, 2017. We used the real option valuation technique for calculating the estimated fair value of contingent consideration with a 15% discount rate. For the year ended December 31, 2016 the revenue targets related to the first and second contingent payment were not met and no payment was made.

Discontinued Operations
At December 31, 2015, our reportable segments were the Legacy Businesses, IronKey and Nexsan. In September 2015, the Company adopted a restructuring plan (the "Restructuring Plan") approved by the Board of Directors of the Company (the "Board") which began the termination process of our Legacy Businesses (which included all product lines and operations associated with commercial storage media (magnetic tape), consumer storage media (optical disc and flash drive) and audio and accessories). Strategically, our Board and management determined that there was not a viable plan to make the Legacy Businesses successful and, accordingly, we began to aggressively wind-down these businesses in an accelerated manner via the Restructuring Plan. On January 4, 2016 the company closed on the sale of its Memorex trademark and receivables associated with two associated trademark licenses to DPI Inc., a St. Louis-based branded consumer electronics company for $9.4 million. The Restructuring Plan also called for the aggressive rationalization of the Company's corporate overhead and focused on reducing our operating losses. As of December 31, 2016, the wind-down of our Legacy Businesses is substantially complete. We have effectively terminated all employees associated with our Legacy Businesses and ceased all operations, including revenue-producing activities. We are still in the process of collecting our outstanding receivables and settling our outstanding payable balances associated with these businesses; however, the principal operating activities of the Legacy Businesses were effectively discontinued by quarter ended March 31, 2016.
U.S. GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations when the liquidation of the net assets of a foreign entity is substantially complete. As of December 31, 2016, because we have ceased operations in all of our international legal entities other than those associated with Nexsan, we have determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company's U.S. corporate function. Accordingly, during the first quarter of 2016, the Company reclassified into discontinued operations $75.8 million of foreign currency translation losses associated with our Legacy Businesses in the other expense line.
Additionally, in February 2016 the Company sold its IronKey business to Kingston Digital, Inc. ("Kingston") and DataLocker Inc. ("DataLocker") pursuant to two asset purchase agreements which qualified as the sale of a business. To Kingston, we sold the assets representing the Company's business of developing, designing, manufacturing and selling IronKey mobile security solutions including Windows to Go USB flash drives, Windows to Go use cases and encrypted USB flash drives and external USB hard drives. The sale specifically excluded the software and services aspect of the IronKey business. Kingston paid a purchase price of $4.3 million at closing for certain assets, including inventory, and the Company retained accounts receivable and accounts payable relating to that business. To DataLocker, GlassBridge sold the assets of the Company’s business of software and services for its IronKey products, including services related to Windows to Go USB flash drives. DataLocker paid a purchase price of $0.4 million at closing and agreed to assume certain service obligations in the amount of approximately $2.0 million, as well as pay the Company earn-outs in the event certain service revenue targets are achieved. The potential earn-outs to GlassBridge are determined in each of the three annual periods subsequent to the sale of IronKey, whereby the Company will receive 10% of the amount, if any, whereby revenue exceeds thresholds established under the sale agreement. In December 2016, the Company signed a new agreement with DataLocker to receive a one-time payment of $0.2 million and acknowledges that no further consideration shall be due or payable. The Company recorded a pre-tax gain on the sale of $3.8 million during the first quarter of 2016 and the one-time payment in the fourth quarter 2016.
Results of Discontinued Operations
The operating results for these businesses are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.

The key components of the results of discontinued operations were as follows:

	For the Years Ended December 31,
	2016	2015
	(In millions)
Net revenue	$2.0	$466.4
Cost of goods sold	0.6	389.8
Gross profit	1.4	76.6
Selling, general and administrative	6.0	78.7
Research and development	0.5	7.0
Intangible impairment	—	7.9
Goodwill impairment	—	8.0
Restructuring and other	8.4	23.2
Operating loss	(13.5)	(48.2)
Other net expense	0.6	2.3
Reclassification of cumulative translation adjustment	75.8	—
Loss from operations of discontinued businesses, before income taxes	(89.9)	(50.5)
Income tax (provision) benefit	0.7	(12.6)
Loss from operations of discontinued businesses, net of income taxes	$(89.2)	$(63.1)
Gain (loss) on sale of discontinued businesses	3.8	11.8
Loss from discontinued businesses, net of income taxes	$(85.4)	$(51.3)
The depreciation and amortization expenses related to discontinued operations were $0.3 million and $5.3 million for the year ended December 31, 2016 and 2015, respectively. Capital expenditures associated with discontinued operations were $0.0 million and $0.3 million for the year ended December 31 2016 and 2015.
The income tax (provision) benefit related to discontinued operations was $0.7 million and ($12.6) million for the year ended December 31, 2016 and 2015, respectively. See Note 10 - Income Taxes for additional information.
Current assets of discontinued operations of $10.5 million as of December 31, 2016 principally include approximately $9.4 million of restricted cash, primarily associated with our disputing of certain payables to vendors. Current assets of discontinued operations of $44.3 million as of December 31, 2015 include approximately $15.6 million of accounts receivable, $6.4 million of restricted cash, $9.6 million of assets held for sale and $2.4 million of inventory and $10.3 million other current assets.
Current liabilities of discontinued operations of $39.7 million as of December 31, 2016 include accounts payable of $22.8 million, $3.2 million of customer credit and rebate accruals, $11.0 million of legal accruals and $2.7 million of other current liability amounts. Current liabilities of discontinued operations of $74.6 million as of December 31, 2015 include approximately $39.3 million of accounts payable, $14.6 million of restructuring accruals, $5.4 million of rebate accruals, $2.0 million of deferred revenue and $13.3 million of other current liabilities.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided in the tables that follow.

	As of December 31,
	2016	2015
	(In millions)
Inventories
Finished goods	$—	$0.9
Raw materials and supplies	4.1	7.2
Total inventories	$4.1	$8.1
Property, Plant and Equipment
Buildings and leasehold improvements	$3.3	$3.3
Machinery and equipment	9.4	9.4
Total	12.7	12.7
Less accumulated depreciation	(9.9)	(8.5)
Property, plant and equipment, net	$2.8	$4.2
Assets held for sale
Corporate headquarter facility	$—	$11.0
Total assets held for sale	$—	$11.0

During 2015, we classified our former corporate headquarters facility as an asset held for sale. The amounts transferred out of property, plant and equipment and accumulated depreciation in 2015, was $125.6 million and $93.5 million, respectively. The carrying value of $32.1 million was subsequently written down to $11.0 million, which is the value of net proceeds received from the property sale that occurred on January 4, 2016 and is reported in assets held for sale on our Consolidated Balance Sheet as of December 31, 2015. See Note 7 - Restructuring and Other Expense for further information on the facility write down.
As a result of our restructuring plan to wind down our legacy business, the Company recorded $3.5 million of write downs of property, plant and equipment for the year ended December 31, 2015. Property, plant and equipment and accumulated depreciation in 2015 were adjusted based on fair market value by $24.6 million and $21.1 million, respectively. See Note 7 - Restructuring and Other Expense

Accounts Receivable*
(In millions)
Reserves and Allowances
Balance, as of December 31, 2014	$0.5
Additions	0.1
Write-offs, net of recoveries	—
Balance, as of December 31, 2015	$0.6
Additions	0.1
Write-offs, net of recoveries	(0.5)
Balance, as of December 31, 2016	$0.2
*Accounts receivable reserves and allowances include estimated amounts for customer returns, discounts on payment terms and the ability of certain customers to make the required payment.

Other current liabilities (included as a separate line item in our Consolidated Balance Sheet) include the following:

	December 31,
	2016	2015
	(In millions)
Accrued payroll	$2.6	$3.3
Deferred Revenue	6.7	6.2
Restructuring accruals (Note 7)	—	1.0
Levy Accruals	4.9	5.0
Other current liabilities	1.8	15.0
Total other current liabilities	$16.0	$30.5
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of developed technology recorded as a result of the acquisition of CDI on October 14, 2015, which is included in the Nexsan reportable segment.

	2016	2015
	(In millions)
Cost	$4.3	$4.3
Accumulated amortization	(0.9)	(0.1)
Intangible assets, net	$3.4	$4.2
The following table presents the changes in intangible assets:

Developed Technology & Other
(In millions)
December 31, 2015	$4.2
Amortization	(0.8)
December 31, 2016	$3.4
Amortization expense from continuing operations for intangible assets consisted of the following:

	Years Ended December 31,
	2016	2015
	(In millions)
Amortization expense	$0.8	$5.6
Based on the intangible assets in service as of December 31, 2016, estimated amortization expenses for each of the next five years ending December 31 is as follows:

	2017	2018	2019	2020	2021
	(In millions)
Amortization expense	$0.7	$0.7	$0.7	$0.7	$0.6
2016 Intangible Asset Analysis
We closed a transaction in January 2017 with NXSN Acquisition Corp. (“NXSN”), an affiliate of Spear Point Capital Management LLC, pursuant to which all of the issued and outstanding common stock of Nexsan was sold to

NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Transaction”). Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in the Nexsan business to enhance Nexsan’s growth and support its recent product developments, eliminated our need to make this investment in Nexsan ourselves and preserved the potential for equity value upside from Nexsan’s ongoing development and market penetration.
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
We compared the carrying amounts of our asset groups with their estimated undiscounted future cash flows and determined that the carrying amount of certain asset groups exceeded the undiscounted cash flows expected to be generated by such asset groups. For those asset groups, we compared the carrying amount to their estimated fair values to determine the amount by which our long-lived assets (primarily intangible assets) with the asset group were impaired. As a result of these analyses, we recorded an impairment charge of $29.7 million in the Consolidated Statements of Operations for the period ended December 2015 in continuing operations.
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
Goodwill
See Note 14 - Business Segment Information for a discussion regarding our changes to reportable segments which occurred in the first quarter of 2016. The following table presents the changes in goodwill allocated to our reportable segments:

Nexsan
(in millions)
Balance as of December 31, 2014:	28.1

Goodwill from acquisition of Connected Data, Inc.	3.8
Goodwill impairment - Nexsan	(28.1)
Balance as of December 31, 2015:	3.8

Goodwill	67.3
Accumulated impairment losses	(63.5)
Balance as of December 31, 2016:	$3.8
2016 Goodwill Analysis
We test the carrying amount of a reporting unit's goodwill for impairment on an annual basis during the fourth quarter of each year or if an event occurs or circumstances change that would warrant impairment testing during an interim period. Goodwill acquired in the acquisition of CDI was fully allocated to the Nexsan reporting unit and was fully integrated into the Nexsan business, both operationally and with respect to its management team in 2016.

As of December 31, 2016, the remaining balance of goodwill of $3.8 million originated from the acquisition of CDI in 2015 and was assigned to the Nexsan reporting segment.
2015 Goodwill Analysis
During the third quarter of 2015, management and the Board of Directors engaged in an assessment of the Nexsan business of the Company. As a result of this assessment, we significantly revised our previous business strategy by narrowing our product portfolio and changing our investment philosophy associated with these businesses by substantially reducing investment in operating expenses. Because of our strategy change, smaller product portfolio and reduced future investment, we revised our forecasts, which we determined to be a triggering event requiring us to review our goodwill related to our Nexsan reporting unit for impairment.
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
As a result of this assessment, it was determined that the carrying values of our Nexsan reporting unit exceeded their estimated fair values. Accordingly, we performed a Step 2 goodwill impairment test which compared the implied value of the goodwill associated with each of these reporting units to the carrying value of the goodwill associated with each of these reporting units. Based on this analysis, the carrying values of the goodwill associated with Nexsan exceeded its implied value by $28.1 million. Consequently, we recorded an impairment charge of $28.1 million in the Consolidated Statements of Operations for the year ended December 31, 2015.
See Note 2 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements as well as Critical Accounting Policies and Estimates for further background and information on goodwill impairments.
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
Restructuring Plan
On September 27, 2015, the Company adopted a restructuring plan pursuant to which it would wind down all sales and operations of its Legacy Business in an accelerated manner and further reduce and rationalize its corporate overhead (the "Restructuring Plan").
The Company entered into the Restructuring Plan as a result of continued losses due to secular declines in its Legacy Business and to reduce the cost structure and streamline the organization in light of these changes. The Restructuring Plan and associated wind down of its legacy business was substantially completed during the first quarter of 2016. Total charges for the Restructuring Plan for 2016 and 2015 were approximately $120 million, excluding tax impact, of which approximately $34 million required cash expenditures. Restructuring costs related to its legacy business is now included in Discontinued Operations on the Consolidated Statements of Operations.
In October 2012, the Board of Directors approved our Global Process Improvement ("GPI") Program in order to realign our business structure and significantly reduce operating expense over time. This restructuring program addressed product line rationalization and infrastructure and included a planned reduction in our global workforce. The GPI restructuring program is closed and 2015 charges (beginning with the third quarter of 2015) and future related charges will be reported as part of the Restructuring Plan discussed above.
Restructuring and Other Expense

The components of our restructuring and other expense for our continuing operations included in our Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2016	2015
	(In millions)
Restructuring
Severance and related	$0.6	$5.1
Total restructuring	$0.6	$5.1
Other
Acquisition and integration related costs	—	0.5
Pension settlement/curtailment (Note 9)	2.9	1.6
Asset disposals / write down	0.1	24.6
Other	4.0	4.7
Total other	$7.0	$31.4
Total	$7.6	$36.5
Restructuring Expense
During the year ended December 31, 2016 we recorded $0.6 million of total restructuring charges related to severance costs associated with our Restructuring Plan. Total restructuring charges of $5.1 million for the year ended December 31, 2015 was almost exclusively related to our Restructuring Plan in 2015.
Other Expense
Certain amounts recorded in Other are discussed elsewhere in our Notes to Consolidated Financial Statements. See note references in table above.
During the year ended December 31, 2016 Other includes U.S. pension costs of $2.9 million, $0.1 million of asset disposals, consulting expenses of $2.4 million and $1.4 million for Realization Services, Inc. and Otterbourg P.C., respectively, a net credit of $2.2 million related to property tax refund for the former Oakdale site, as well as $2.4 million for other employee costs and consulting fees directly attributable to our Restructuring Plan. We have considered these costs to be a part of our corporate activities and, therefore, they are not part of our discontinued operations.
During the year ended December 31, 2015, we had $0.5 million of acquisition and integration related costs related to the acquisition of Connected Data, Inc. and U.S. pension costs of $1.6 million. The Company also recorded $24.6 million of charges associated with asset disposals / asset write downs for which $21.0 million relates to the write down of our former corporate headquarters facility and $3.6 million relates to other miscellaneous asset disposals and write downs caused by our restructuring efforts. During 2015, based on the Board of Director's and management's decision to sell its corporate headquarters facility, we classified our corporate headquarters facility as an asset held for sale. The carrying value of our corporate headquarters facility of $32.1 million was subsequently written down to $11.0 million which is the value of net proceeds received from the property sale that occurred on January 4, 2016. The $4.7 million of loss in other includes certain employee costs and consulting fees for external and related parties directly associated with our restructuring efforts and others.
Restructuring Accruals
Activity related to the new and existing restructuring accruals was as follows:

	Severance and Related	Total
	(In millions)
Accrued balance at December 31, 2015	$1.0	$1.0
Charges	0.6	0.6
Usage	(1.6)	(1.6)
Accrued balance at December 31, 2016	$—	$—

Note 8 — Stock-Based Compensation
Stock compensation consisted of the following:

	Years Ended December 31,
	2016	2015
	(In millions)
Stock compensation expense	$0.8	$1.7
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
No further shares are available for grant under the Directors Plan, the 2000 Incentive Plan, the 2005 Incentive Plan or the 2008 Incentive Plan. Stock-based compensation awards issued under these plans generally have terms of ten years and, for employees, vest over a four-year period. Awards issued to directors under these plans become fully exercisable on the first anniversary of the grant date. Stock options granted under these plans are not incentive stock options. Exercise prices of awards issued under these plans are equal to the fair value of the Company's stock on the date of grant. As of December 31, 2016, there were 134,568 stock-based compensation awards outstanding that were issued under these plans and consist of stock options and restricted stock.
The 2011 Incentive Plan was approved and adopted by our shareholders on May 4, 2011 and became effective immediately. The 2011 Incentive Plan was amended and approved by our shareholders on May 8, 2013. The 2011 Incentive Plan permits the grant of stock options, SARs, restricted stock, restricted stock units, dividend equivalents, performance awards, stock awards and other stock-based awards. The aggregate number of shares of our common stock that may be issued under all stock-based awards made under the 2011 Incentive Plan is 0.6 million. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustments as provided in the 2011 Incentive Plan for stock splits, stock dividends, recapitalization and other similar events. Awards may be granted under the 2011 Incentive Plan until the earlier to occur of May 3, 2021 or the date on which all shares available for awards under the 2011 Incentive Plan have been granted; provided, however, that incentive stock options may not be granted after February 10, 2021.
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
As of December 31, 2016 we had 232,065 of stock-based compensation awards consisting of stock options and restricted stock outstanding under the 2011 Incentive Plan. As of December 31, 2016 there were 226,136 shares available for grant under our 2011 Incentive Plan.
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
The following table summarizes our weighted average assumptions used in the valuation of options for the years ended December 31:

	2016	2015
Volatility	44%	41%
Risk-free interest rate	1.55%	1.84%
Expected life (months)	72	72
Dividend yield	—%	—%
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding December 31, 2014	389,799	$130.70	4.8
Granted	131,455	14.48
Exercised	(2,000)	38.40
Canceled	(57,437)	198.55
Forfeited	(6,694)	46.47
Outstanding December 31, 2015	455,123	$90.22	4.4
Granted	(4,500)	8.30
Exercised	(722)	14.00
Canceled	(116,843)	158.77
Forfeited	(46,350)	14.93
Outstanding December 31, 2016	286,708	$77.51	3.8
Of the options granted during the year ended December 31, 2016 and 2015, 0 and 2,455, respectively, were performance-based options that vest based on the Company's performance against Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) targets for the subsequent three year period.
The aggregate intrinsic value of all outstanding stock options was $0.0 million and less than $0.1 million as of December 31, 2016 and 2015, respectively. The intrinsic value of options exercised during 2016 and 2015 was $0.1 million. The weighted average grant date fair value of options granted during the years 2016 and 2015 was $3.60 and $6.00, respectively.
Total stock-based compensation expense associated with stock options related to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 was $0.2 million, $0.4 million, respectively. This expense would result in related tax benefits of $0.1 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance, and due to the valuation allowance, we did not recognize the related tax benefits in 2016 or 2015. As of December 31, 2016 there was $0.3 million of total unrecognized compensation expense related to outstanding stock options. That expense is expected to be recognized over a weighted average period of 1.9 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2016 or 2015.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2014	134,892	$38.09
Granted	172,452	28.90
Vested	(86,899)	39.02
Forfeited	(104,167)	38.54
Nonvested as of December 31, 2015	116,278	$23.36
Granted	7,730	5.30
Vested	(34,310)	23.82
Forfeited	(9,773)	25.51
Nonvested as of December 31, 2016	79,925	$20.64
Effective May 22, 2015, a “Change of Control” occurred under the terms of the Company’s Amended and Restated Severance and Change in Control Agreements and certain incentive award agreements with its executives as a result of the election of three new directors to the Company’s Board of Directors by shareholders at the shareholder meeting on May 20, 2015 (the "May 2015 Change of Control Event"). Upon a change of control, under the terms of the agreements with these executives, the performance-based restricted shares are converted into a right to receive cash, and a portion of such awards vest immediately and are settled in cash. As a result, 22,535 restricted shares covered by such at the time of the May 2015 Change of Control Event vested immediately, and a cash payment of $1.0 million was made to settle such awards. The only situation in which such shares would have been settled in cash was pursuant to a change of control. Additionally, 86,682 restricted shares that were subject to vesting in the future were forfeited and were recorded as treasury shares.
Of the restricted stock granted during the year ended December 31, 2016, none of the shares were performance-based. Of the restricted stock granted during the year ended December 31, 2015, 126,466 were performance-based restricted stock that vest based on various performance metrics such as revenue, EBITDA and liquidity.
The total fair value of shares that vested during the years 2016 and 2015 was $0.8 million and $3.4 million, respectively.
Total stock-based compensation expense associated with restricted stock relating to continuing operations recognized in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 was $0.6 million and $1.3 million, respectively. This expense would result in related tax benefits of $0.2 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. However, these tax benefits are included in the U.S. deferred tax assets which are subject to a full valuation allowance and due to the valuation allowance, we did not recognize the related tax benefit in 2016 or 2015. As of December 31, 2016 there was $1.1 million of total unrecognized compensation expense related to outstanding restricted stock. That expense is expected to be recognized over a weighted average period of 3.7 years.
No related stock-based compensation was capitalized as part of an asset for the years ended December 31, 2016 or 2015.
Stock Appreciation Rights (SARs)
The following table summarizes our stock appreciation rights activity:

Stock Appreciation Rights
Outstanding as of December 31, 2014	297,493
Granted	272,533
Canceled	(190,533)
Outstanding as of December 31, 2015	379,493
Granted	—
Canceled	(169,533)
Outstanding as of December 31, 2016	209,960
The Company did not grant any SARs for the year ended December 31, 2016. During the year ended December 31, 2015, we granted 0.3 million SARs under the 2011 Incentive Plan to certain employees associated with our Nexsan and IronKey operations. These awards were issued to incentivize employees to grow revenues. These awards expire on December 31, 2017 and only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, under the terms of the 2015 SARs, any cash payments to an individual under a 2015 vested SAR would reduce any cash payment received under any earlier SAR grant pertaining to that individual, if and when such earlier SAR vests. For the stock price condition, based on the terms of the awards, 50 percent of the SARs may vest if the 30-day average GlassBridge stock price reaches $80 per share or more by December 31, 2017 and the remaining 50 percent of the SARs could vest if the 30-day average GlassBridge stock price reaches $120 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of Nexsan or IronKey (depending on the award) must reach certain specified stretch targets by December 31, 2017. If exercised, the SARs require a cash payment to the holder in an amount based on the GlassBridge stock price at the date of exercise as compared to the stock priced at the date of grant. As of December 31, 2016 and 2015 we have not recorded any compensation expense associated with these SARs based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
We have various non-contributory defined benefit pension plans covering employees in the United States and Germany employed prior to January 1, 2010. Total pension expense was $2.6 million, $0.5 million in 2016 and 2015, respectively. The measurement date of our pension plans is December 31st. During the twelve months ended December 31, 2016 we contributed $0.2 million to our worldwide pension plans. We presently anticipate contributing between $0.5 million and $1 million to fund our worldwide pension plans in 2017. It is our general practice, at a minimum, to fund amounts sufficient to meet the requirements set forth in applicable benefits laws and local tax laws. From time to time, we contribute additional amounts, as we deem appropriate.
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
For the U.S. plan, employees who have completed three years or more of service, including service with 3M Company before July 1, 1996, or who have reached age 65, are entitled to pension benefits beginning at normal retirement age (65) based primarily on employees’ pay credits and interest credits. Through December 31, 2009, pay credits were made to each eligible participant's account equal to six percent of that participant's eligible earnings for the year. Beginning on January 1, 2010 and through December 31, 2010, pay credit contributions were reduced to three percent of each participant’s eligible earnings. In conjunction with the plan freeze, no additional pay credits were made to a participant’s account balance after December 31, 2010. A monthly interest credit is made to each eligible participant’s account based on the participant’s account balance as of the last day of the preceding year. The interest credit rate is established annually and is based on the interest rate of certain low-risk debt instruments. The interest credit rate was 3.03 percent for 2016. In accordance with the annual update process, the interest credit rate will be 2.86 percent for 2017.

In connection with actions taken under our announced restructuring programs, the number of employees accumulating benefits under our pension plan in the United States continues to decline. Participants in our U.S. plan have the option of receiving cash lump sum payments when exiting the plan, which a number of participants exiting the plan have elected to receive. Lump sum payments in 2016 and 2015 exceeded the service and interest costs associated with those years. As a result, a partial settlement event occurred in those years and, accordingly, we recognized a settlement loss of $2.9 million and $1.7 million during the years ended 2016 and 2015, respectively. These settlement losses are included in restructuring and other in our Consolidated Statements of Operations.
The U.S. pension plan permits four payment options: a lump-sum option, a life income option, a survivor option or a period certain option.
During the year ended December 31, 2015, the Company recorded a pension curtailment gain of $1.5 million related to its pension plan in Japan. The pension plan in Japan was terminated as of December 31, 2015 and due to this termination, all assets associated with the plan which remain after paying out all benefits were classified as a current asset on the Consolidated Balance Sheet as of December 31, 2015, and the assets were remitted back to the Company in 2016.
The benefit obligations and plan assets, changes to the benefit obligations and plan assets, and the funded status of the defined benefit pension plans were as follows:

	United States		International
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(In millions)
Change in benefit obligation
Benefit obligation, beginning of year	$72.8	$78.8	$22.8	$33.2
Service cost	—	—	—	0.2
Interest cost	2.9	3.0	0.6	0.5
Actuarial (gain) loss	1.1	(0.8)	2.5	(2.7)
Benefits paid	(2.3)	(2.2)	(0.9)	(4.9)
Settlement payments	(9.6)	(6.0)	—	—
Curtailments	—	—	—	(0.6)
Foreign exchange rate changes	—	—	(0.9)	(2.9)
Projected benefit obligation, end of year	$64.9	$72.8	$24.1	$22.8
Change in plan assets
Fair value of plan assets, beginning of year	$59.1	$67.5	$18.6	$23.6
Actual return on plan assets	2.5	(0.8)	0.7	1.1
Foreign exchange rate changes	—	—	(0.5)	(1.8)
Company contributions	0.1	0.6	(2.7)	0.6
Benefits paid	(2.3)	(2.2)	(0.9)	(4.9)
Settlement payments	(9.6)	(6.0)		—
Fair value of plan assets, end of year	49.8	59.1	15.2	18.6
Funded status of the plan, end of year	$(15.1)	$(13.7)	$(8.9)	$(4.2)
Amounts recognized in our Consolidated Balance Sheets consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(In millions)
Current assets	$—	$—	$—	$2.8
Noncurrent liabilities	(15.1)	(13.7)	(8.9)	(7.0)
Accumulated other comprehensive loss — pre-tax	19.3	20.3	9.4	7.3
Pre-tax amounts recognized in accumulated other comprehensive loss consisted of the following:

	United States		International
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(In millions)
Net actuarial loss	$19.3	$20.3	$9.4	$7.3
Prior service credit	—	—	—	—
Transition asset obligation	—	—	—	—
Total	$19.3	$20.3	$9.4	$7.3
The following table includes information for pension plans with an accumulated benefit obligation in excess of plan assets. The balances presented as of December 31, 2016 and 2015 exclude our Japan plan which had plan assets in excess of accumulated benefit obligation for both years.

	United States		International
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(In millions)
Projected benefit obligation, end of year	$64.9	$72.8	$24.1	$22.8
Accumulated benefit obligation, end of year	64.9	72.8	24.1	22.8
Plan assets at fair value, end of year	49.8	59.1	15.2	15.8
Components of net periodic pension cost included the following:

	United States		International
	Years Ended December 31,		Years Ended December 31,
	2016	2015	2016	2015
	(In millions)
Service cost	$—	$—	$—	$0.2
Interest cost	2.9	3.0	0.6	0.5
Expected return on plan assets	(3.8)	(4.1)	(0.6)	(0.7)
Amortization of net actuarial loss	0.4	1.2	0.2	0.3
Amortization of prior service credit	—	—	—	(0.2)
Amortization of transition obligation	—	—	—	0.1
Net periodic pension cost (credit)	(0.5)	0.1	0.2	0.2
Settlements and curtailments	2.9	1.7		(1.5)
Total pension cost	$2.4	$1.8	$0.2	$(1.3)
Germany was the only remaining international plan and incurred pension costs of $0.2 million for the year ended December 31, 2016. Total pension cost for each of our international plans individually ranged from less than $0.1 million to $0.3 million in 2015. Total pension credit ranged from less than $0.1 million to $1.5 million during 2015.

The estimated net actuarial loss, prior service credit and net obligations at transition for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2017 are a $0.6 million loss, $0.0 million and $0.0 million, respectively.
Assumptions used to determine benefit obligations were as follows (international assumptions are a weighted average of all of our international plans):

	United States		International
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Discount rate	4.00%	4.25%	1.60%	2.40%
Rate of compensation increase	—%	—%	—%	3.00%
Assumptions used to determine net periodic benefit costs were as follows (international assumptions are a weighted average of all of our international plans):

	United States		International
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Discount rate	4.25%	4.00%	1.60%	1.90%
Expected return on plan assets	6.50%	6.50%	3.50%	3.49%
Rate of compensation increase	—%	—%	—%	2.00%
The discount rate for the U.S. plan is determined through a modeling process utilizing a customized portfolio of high-quality bonds whose annual cash flows cover the expected benefit payments of the plan, as well as comparing the results of our modeling to other corporate bond and pension liability indices. Appropriate benchmarks are used to determine the discount rate for the international plans. The expected long-term rate of return on assets assumption is derived from a study that includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. The expected long-term rate of return on assets assumption for the international plans reflects the investment allocation and expected total portfolio returns specific to each plan and country. Beginning in 2011, the projected salary increase assumption was not applicable for the U.S. plan due to the elimination of benefit accruals as of January 1, 2011. Beginning in 2016, it is no longer applicable for international plans.
The mortality table for the U.S. plan used the "RP 2014 Mortality Tables" for December 31, 2015.
The plans' asset allocations by asset category were as follows:

	United States		International
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Short-term investments	1%	—%	—%	1%
Fixed income securities	60%	54%	—%	14%
Equity securities	39%	45%	—%	—%
Absolute return strategy equity funds	—%	1%	—%	—%
Insurance contracts	—%	—%	100%	85%
Total	100%	100%	100%	100%
For the U.S. plan, we maintain target allocation percentages among various asset classes based on an investment policy established for the plan, which is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flows. The current target asset allocation includes equity securities at 20 to 50 percent, fixed income securities at 45 to 75 percent and other investments of up to 5 percent. Other investments include short-term investments and absolute return strategy funds which are investments designed to achieve a certain return. Management reviews our U.S. investment policy for the plan at least annually. Outside the U.S., the investment objectives are similar to the U.S., subject to local regulations. In some countries, a higher percentage allocation to fixed income securities is required.
As of December 31, 2016, the following reflects estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter:

	United States	International
	(In millions)
2017	$15.5	$0.9
2018	3.7	0.9
2019	3.8	1.0
2020	4.5	1.0
2021	4.4	1.0
2022-2026	19.7	5.2
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

The fair value of the plan assets by asset category were as follows:

United States	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Money market securities	$0.5	$0.5	$—	$—
Mutual Funds
Equity securities
Large-cap growth funds	11.5	—	11.5	—
International growth fund	3.4	—	3.4	—
Common stocks	4.3	4.3	—	—
Commingled trust funds	30.1	—	30.1	—
Total	$49.8	$4.8	$45.0	$—

International	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Insurance contracts	15.2	—	15.2	—
Total	$15.2	$—	$15.2	$—

United States	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Mutual Funds
Equity securities
Large-cap growth funds	10.2	—	10.2	—
International growth fund	7.5	4.6	2.9	—
Fixed income securities	0.8	0.8	—	—
Absolute return strategy funds	0.7	—	0.7	—
Common stocks	3.2	3.2	—	—
Commingled trust funds	36.7	—	36.7	—
Total	$59.1	$8.6	$50.5	$—

International	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Short-term investments
Other	$0.1	$—	$0.1	$—
Commingled trust funds	2.7		2.7
Insurance contracts	15.8	—	15.8	—
Total	$18.6	$—	$18.6	$—
Employee Retirement Savings Plans
Effective January 1, 2016, the Company no longer makes matching contributions to the 401(k) retirement plan. Total expense related to 401(k) contributions was $1.4 million in 2015.
The company also sponsored a variable compensation program in which we could, at our discretion, contribute up to three percent of eligible employee compensation to employees’ 401(k) retirement accounts, depending upon total Company performance. We used shares of treasury stock for this contribution. A contribution of $0.9 million was made under the variable compensation program during the year ended December 31, 2015. Effective January 1, 2016, the Company no longer makes variable compensation contributions to employees' 401(k) retirement accounts.
Note 10 — Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2016	2015
	(In millions)
U.S.	$(34.9)	$(127.8)
International	(4.8)	(15.0)
Total	$(39.7)	$(142.8)
The components of the income tax (provision) benefit from continuing operations were as follows:

	Years Ended December 31,
	2016	2015
	(In millions)
Current
International	(0.1)	(0.1)
Deferred
International	—	0.2
Total	$(0.1)	$0.1
The income tax provision from continuing operations differs from the amount computed by applying the statutory United States income tax rate (35 percent) because of the following items:

	Years Ended December 31,
	2016	2015
	(In millions)
Tax at statutory U.S. tax rate	$13.9	$50.0
State income taxes, net of federal benefit	0.7	4.2
Net effect of international operations	(0.8)	(2.5)
Valuation allowances	(14.3)	(40.8)
Tax on unremitted earnings of foreign subsidiaries	3.1	—
U.S. tax on foreign earnings	(0.8)	—
Stock-based compensation	(1.6)	—
Uncertain tax positions	(0.1)	—
Goodwill impairment	—	(10.8)
Capital losses	—	—
Other	(0.2)	—
Income tax (provision) benefit	$(0.1)	$0.1
Our 2016 and 2015 tax (provision) benefit of $(0.1) million and $0.1 million relates to continuing operations outside the United States.
In 2016 and 2015 the net cash paid for income taxes, relating to both continuing and discontinued operations, was $0.1 million and $1.9 million, respectively.
Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these items are temporary differences that will reverse over time. We record the tax effect of temporary differences as deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets.

The components of net deferred tax assets and liabilities were as follows:

	As of December 31,
	2016	2015
	(In millions)
Accounts receivable allowances	$0.4	$2.1
Inventories	3.7	4.0
Compensation and employee benefits	3.9	5.6
Tax credit carryforwards	28.4	30.0
Net operating loss carryforwards	278.6	205.7
Accrued liabilities and other reserves	6.1	3.9
Pension	8.6	7.7
Property, plant and equipment	0.5	9.7
Intangible assets, net	—	49.2
Capital losses	14.1	14.1
Other, net	1.3	1.5
Total deferred tax assets	345.6	333.5
Valuation allowance	(340.5)	(325.3)
Net deferred tax assets	5.1	8.2
Intangible assets, net	(1.2)	—
Unremitted earnings of foreign subsidiaries	(6.1)	(9.4)
Total deferred tax liabilities	(7.3)	(9.4)
Valuation allowance	1.2	—
Total deferred tax liabilities	(6.1)	(9.4)
Net deferred tax liabilities	$(1.0)	$(1.2)
We regularly assess the likelihood that our deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent we conclude a deferred tax asset is not considered to be more-likely-than-not to be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance.
Our accounting for deferred tax consequences represents our best estimate of future events. A valuation allowance established or revised as a result of our assessment is recorded through income tax provision in our Consolidated Statements of Operations. Changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
We maintain a valuation allowance related to our U.S. deferred tax assets and the majority of our foreign deferred tax assets. The valuation allowance was $339.3 million and $325.3 million as of December 31, 2016 and 2015, respectively. The valuation allowance change in 2016 compared to 2015 was due primarily to operating losses and establishing a valuation allowance against the foreign entities' deferred tax assets.
In November 2015, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This determination is still required to be performed at a jurisdiction-by-jurisdiction basis. This accounting guidance is effective for the Company beginning in the first quarter of 2017, but we elected to adopt this guidance prospectively as of December 31, 2015. As a result, we classified all deferred tax liabilities and assets as non-current in the Consolidated Balance Sheet at December 31, 2015. The table below shows the components of our deferred tax balances as they are recorded on our Consolidated Balance Sheets:

	As of December 31
	2016	2015
	(In millions)
Deferred tax asset - current	—	—
Deferred tax asset - non-current	—	—
Deferred tax liability - current	—	—
Deferred tax liability - non-current	(1.0)	(1.2)
Total	$(1.0)	$(1.2)
Federal net operating loss carryforwards totaling $649.6 million will begin expiring in 2026. This figure includes $27.9 million of federal net operating loss carryforwards, subject to Internal Revenue Code section 382. We have state income tax loss carryforwards of $555.1 million, $1.0 million of which will expire between 2017 and 2019 and the remaining will expire at various dates up to 2036. We have U.S. and foreign tax credit carryforwards of $28.4 million, $5.0 million of which will expire between 2017 and 2019, $21.0 million of which will expire between 2020 and 2032 and $2.4 million may be carried forward indefinitely. Federal capital losses of $36.9 million will expire between 2018 and 2020. Of the aggregate foreign net operating loss carryforwards totaling $91.2 million, $0.9 million will expire between 2017 and 2019, $42.9 million will expire at various dates up to 2026 and $47.4 million may be carried forward indefinitely.
During the fourth quarter of 2014, the Company changed its assertion related to the permanent reinvestment of foreign unremitted earnings due to its reassessment of possible future cash needs associated with the continued execution of its strategic transformation. Accordingly, the permanent reinvestment assertion of foreign unremitted earnings was removed and a deferred tax liability was recorded for the estimated impact of future repatriation of the unremitted foreign earnings. The deferred tax liability as of December 31, 2016 is $7.3 million, and deferred tax assets net of valuation allowance is $6.3 million. The remaining net $1.0 million liability is related to foreign tax withholding, assuming such repatriation were to occur.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
	(In Millions)
Beginning Balance	$1.7	$2.1
Additions:
Additions for tax positions of current years	—	0.3
Additions for tax positions of prior years	—	—
Reductions:
Reductions for tax positions of prior years	—	—
Settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(0.4)	(0.7)
Total	1.3	1.7
The total amount of unrecognized tax benefits, which excludes accrued interest and penalties described below, as of December 31, 2016 was $1.3 million. If the unrecognized tax benefits remaining at December 31, 2016 were recognized in our consolidated financial statements, $1.3 million would ultimately affect income tax expense and our related effective tax rate.
It is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease significantly during the next twelve months; however, it is not possible to reasonably estimate the effect on the unrecognized tax benefit at this time.

Interest and penalties recorded for uncertain tax positions are included in our income tax provision. During the years ended December 31, 2016 and 2015, we recognized approximately $0.0 million benefit and $0.1 million expense, respectively, in interest and penalties. We had approximately $0.0 million and $0.1 million accrued, excluding the tax benefit of deductible interest, for the payment of interest and penalties at December 31, 2016 and 2015 , respectively. The reversal of accrued interest and penalties would affect income tax expense and our related effective tax rate.
Our federal income tax returns for 2013 through 2016 are subject to examination by the Internal Revenue Service (IRS). We currently have foreign tax audits underway in various jurisdictions. Based on available information, the uncertain tax position associated with these foreign audits have been assessed and included in our income tax provision. For state and foreign tax purposes, the statutes of limitation vary by jurisdiction. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2010.
Note 11 — Major Customers and Accounts Receivable
Major customers are those customers that account for more than 10% of revenues or accounts receivable. For the year ended December 31, 2016, 19% of revenues were derived from one major customer and the accounts receivable from this customer represented 10% of total accounts receivable as of December 31, 2016. The loss of this customer could have a material adverse effect on the Company’s operations.
For the year ended December 31, 2015, 19% of revenues were derived from one major customer and the accounts receivable from this customer represented 17% of total accounts receivable as of December 31, 2015.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 6 - Intangible Assets and Goodwill and Note 7 - Restructuring and Other Expense, during 2015, we recorded impairment charges associated with goodwill, intangible assets or property, plant and equipment and reduced the carrying amount of such assets subject to the impairment to their estimated fair value. Additionally, as discussed in Note 4 - Acquisitions, the Company acquired Connected Data, Inc. during 2015 and recorded the acquired assets and liabilities, including goodwill, intangible assets and property, plant and equipment at their estimated fair value. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, derivative instruments and our contingent consideration obligations associated with the acquisition of CDI.
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis for year ended December 31, 2016:

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Assets:
Trading securities	$22.0	$2.5	$19.5	$—
Liabilities:
Contingent consideration associated with CDI acquisition	0.3	—	0.3	—
Trading Securities
On August 13, 2015 the Company entered into an agreement to sell its RDX™ Storage product line, including $1.5 million of associated inventory, to Sphere 3D for approximately 1.5 million shares of Sphere 3D common stock and a warrant exercisable into up to an additional 250,000 shares (at a $0.01 exercise price per share) of Sphere 3D common stock. The Company recognized a gain of $4.5 million within "Restructuring and other" upon the closing of this transaction. For the year ended December 31, 2015 the Company recorded a $0.5 million loss on the value Sphere 3D shares held. The loss was recorded in other (income) expense in the Consolidated Statement of Operations as the investments are classified as trading securities under applicable accounting criteria. The Company sold 1.2 million shares of Sphere 3D common stock during the fourth quarter of 2015 for $2.7 million in proceeds. The Company sold the remaining shares in 2016.
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss associated with this trading security as a component of "Other income (expense)" in our Condensed Consolidated Statements of Operations and purchases or sales of this security are reflected as Operating activities in our Condensed Consolidated Statements of Cash Flows. As of December 31, 2016, the short term investment balance in Clinton Lighthouse was $19.5 million. We recorded losses of approximately $4.5 million in the year ended December 31, 2016 related to Clinton Lighthouse, which includes $0.5 million of performance fees reflected within "Other income (expense)" in the Condensed Consolidated Statements of Comprehensive Loss. See Note 16 - Related Party Transactions for more information.
Derivative Financial Instruments
We attempted to substantially mitigate the risk that forecasted cash flows denominated in foreign currencies may be adversely affected by changes in the currency exchange rates through the use of option, forward and combination option contracts. The degree of our hedging could fluctuate based on management judgment and forecasted projections. We formally documented all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedged items. This process included linking all derivatives to forecasted transactions. We formally assessed, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions were highly effective in offsetting changes in the cash flows of hedged items. The company discontinued the use of derivatives in 2015 and we did not have any contracts outstanding as of December 31, 2016.

Gains and losses related to cash flow hedges were deferred in accumulated other comprehensive loss with a corresponding asset or liability. When the hedged transaction occurred, the gains and losses in accumulated other comprehensive loss were reclassified into our Consolidated Statements of Operations in the same line as the item being hedged. If at any time it was determined that a derivative was ineffective, we discontinued hedge accounting prospectively, with the ineffective portion of a derivative's change in fair value recognized in the current period operations. During the year ended December 31, 2015, we deemed certain cash flow hedges as ineffective due to the wind down of our legacy business. As such, we discontinued hedge accounting and recorded a gain of $1.7 million to other expense in our Consolidated Statement of Operations for the year ended December 31, 2015.
Other Assets and Liabilities
The carrying value of accounts receivable and accounts payable approximate their fair values due to the short-term duration of these items. Additionally, our borrowings of $0.2 million of outstanding debt at December 31, 2015, as further described in Note 17 - Debt, approximated fair value due to the short nature of the debt.
Note 13 — Shareholders' Equity
Treasury Stock
On May 2, 2012, our Board of Directors authorized a share repurchase program that allowed for the repurchase of 0.5 million shares of common stock. On November 14, 2016, our Board authorized a new share repurchase program under which we may repurchase up to 0.5 million of our outstanding shares of common stock. This authorization replaces the Board's previous share repurchase authorization from May 2, 2012. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.
Since the inception of the November 14, 2016 authorization, we have repurchased less than 0.1 million shares of common stock for $0.2 million and, as of December 31, 2016, we had authorization to repurchase less than 0.5 million additional shares.
During the year ended December 31, 2016, the Company purchased less than 0.1 million of treasury shares for $0.2 million. During the year ended 2015, the Company purchased less than 0.1 million shares, respectively, for $1.7 million. The treasury stock held as of December 31, 2016 was acquired at an average price of $38.13 per share. The following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2014	62,780
Purchases	38,245
Exercise of stock options	(1,266)
Restricted stock grants and other	(51,388)
Shares received in TDK transaction	667,576
Balance as of December 31, 2015	715,947
Purchases	24,086
Exercise of stock options	(722)
Restricted stock grants and other	4,780
Balance as of December 31, 2016	744,091

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

	Gains (Losses) on Derivative Financial Instruments	Defined Benefit Plans	Foreign Currency Translation	Total
	(In millions)
Balance as of December 31, 2015	$—	$(20.1)	$(76.0)	$(96.1)
Other comprehensive (loss) income before reclassifications, net of tax (1)		(2.7)	(0.8)	(3.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax		3.2	75.8	79.0
Net current period other comprehensive income (loss)	—	0.5	75.0	75.5
Balance as of December 31, 2016	$—	$(19.6)	$(1.0)	$(20.6)
(1) No income tax expense was recorded for liability adjustments for defined benefit plans for the year ended December 31, 2016.
U.S. GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of December 31, 2016, because we have ceased operations in all of our international legal entities other than those associated with Nexsan, we have determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company's U.S. corporate function. Accordingly, the Company reclassified into discontinued operations $(0.8) million of foreign currency translation losses associated with our Legacy Businesses. As of December 31, 2016, the Company had $1.0 million remaining of accumulated foreign currency translation losses in other comprehensive loss for which balances could be reclassified into the Consolidated Statement of Operations in the future.
Details of amounts reclassified from Accumulated other comprehensive loss and the line item in our Consolidated Statement of Operations for the year ended December 31, 2016 are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
	(In millions)
Amortization of net actuarial loss	0.3	Selling, general and administrative
Pension settlement loss	2.9	Restructuring and other
Net pension adjustments, net of tax	3.2
Foreign currency translation	75.8	Other income (expense)
Total reclassifications for the period	$79.0
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss and are presented net of taxes in the Consolidated Statements of Comprehensive Loss.
382 Rights Agreement
On August 6, 2015, the Board of Directors adopted a rights plan intended to avoid an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and thereby preserve the current ability of the Company to utilize certain net operating loss carryforwards and other tax benefits of the Company and its subsidiaries (the "Tax Benefits"). If the Company experiences an “ownership change,” as defined in Section 382 of Code, the Company’s ability to fully utilize the Tax Benefits on an annual basis will be substantially limited, and the timing of the usage of the Tax Benefits and such other benefits could be substantially delayed, which could therefore significantly impair the value of those assets. The rights plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” of 4.9% or more of the Company’s outstanding shares of common stock, without the approval of the Board. The description and terms of the Rights (as defined below) applicable to the rights plan are set forth in the 382 Rights Agreement, dated as of August 7, 2015 (the "Rights Agreement"), by and between the Company and Wells Fargo Bank, N.A., as Rights Agent.
As part of the Rights Agreement, the Board authorized and declared a dividend distribution of one right (a Right) for each outstanding share of the Company’s common stock, to stockholders of record at the close of business on September 10, 2015. Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock") at a purchase price of $15.00 per Unit, subject to adjustment (the "Purchase Price"). Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of the Company, including the right to vote or to receive dividends in respect of Rights.
Under the Rights Agreement, an Acquiring Person is any person or group of affiliated or associated persons (a "Person") who is or becomes the beneficial owner of 4.9% or more of the outstanding shares of the Company’s common stock other than as a result of repurchases of stock by the Company, dividends or distribution by the Company, stock issued under certain benefit plans or certain inadvertent actions by stockholders. For purposes of calculating percentage ownership under the Rights Agreement, outstanding shares of the Company’s common stock include all of the shares of common stock actually issued and outstanding. Beneficial ownership is determined as provided in the Rights Agreement and generally includes, without limitation, any ownership of securities a Person would be deemed to actually or constructively own for purposes of Section 382 of the Code or the Treasury Regulations promulgated thereunder. The Rights Agreement provides that the following shall not be deemed an Acquiring Person for purposes of the Rights Agreement: (i) the Company or any subsidiary of the Company and any employee benefit plan of the Company, or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or (ii) any Person that, as of August 7, 2015, is the beneficial owner of 4.9% or more of the shares of Common Stock outstanding (such Person, an "Existing Holder") unless and until such Existing Holder acquires beneficial ownership of additional shares of common stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of common stock or pursuant to a split or subdivision of the outstanding shares of common stock) in an amount in excess of 0.5% of the outstanding shares of common stock.
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
Initially, the Rights will not be exercisable and will be attached to all common stock representing shares then outstanding, and no separate Rights certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and become exercisable and a distribution date (a "Distribution Date") will occur upon the earlier of (i) 10 business days (or such later date as the Board shall determine) following a public announcement that a Person has become an Acquiring Person or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer, exchange offer or other transaction that, upon consummation thereof, would result in a Person becoming an Acquiring Person.
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
At any time following the Stock Acquisition Date and prior to an Acquiring Person obtaining shares that would lead to a more than 50% change in the outstanding common stock, the Board may exchange the Rights (other than Rights owned by such Person which have become void), in whole or in part, for common stock or Preferred Stock at an exchange ratio of one share of common stock, or one one-hundredth of a share of Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per Right, subject to adjustment.
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
Note 14 — Business Segment Information and Geographic Data
Beginning in the fourth quarter of 2015, in conjunction with our accelerated wind-down of the Company's Legacy Businesses, the Company changed the manner in which it evaluates the operations of the Company and makes decisions around the allocation of resources. The Company operated in three reportable segments as of December 31, 2015: "Storage Media and Accessories" (also referred to as our "Legacy Businesses"); "IronKey"; and "Nexsan". We sold our IronKey business in February 2016 and have substantially completed the wind-down of the Legacy Businesses as of March 31, 2016. Both former segments are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information on these divestitures. Nexsan is our only remaining reportable segment as of December 31, 2016. See Note 18 - Subsequent Events on the sale of Nexsan on January 23, 2016.
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
Net revenue and operating income (loss) by segment were as follows:

	Years Ended December 31,
	2016	2015
	(In millions)
Net Revenue
Nexsan	$44.1	$62.8

	Years Ended December 31,
	2016	2015
	(In millions)
Operating Income (Loss)
Nexsan	$(17.5)	$(25.4)
Corporate and unallocated	(9.9)	(21.2)
Goodwill impairment	—	(28.1)
Other intangibles impairment	—	(29.7)
Restructuring and other	(7.6)	(36.5)
Total operating loss	(35.0)	(140.9)
Interest income	0.2	0.4
Interest expense	—	(2.7)
Other income (expense), net	(4.9)	0.4
Loss from continuing operations before income taxes	$(39.7)	$(142.8)
Restructuring and other for the year ended December 31, 2016 includes pension settlement costs of $2.9 million, consulting and other employee costs of $6.2 million and a $2.2 million property tax credit. Restructuring and other for the year ended December 31, 2015 includes a non-cash fixed asset impairment charge of $24.6 million. See Note 7 - Restructuring and Other Expenses for more information.
The following table presents net revenue by geographical region based on the country in which the revenue originated:

	Years Ended December 31,
	2016	2015
	(In millions)
Net Revenue
United States	$34.0	$44.0
United Kingdom	10.1	18.8
Total	$44.1	$62.8
Net revenue from the United Kingdom was 22.9 percent and 29.9 percent of total net revenue for the years ended December 31, 2016 and 2015 respectively.
The following table presents long-lived assets by geographical region:

	As of December 31,
	2016	2015
	(In millions)
Long-Lived Assets
United States	$2.0	$3.0
International	0.8	1.2
Total	$2.8	$4.2
Note 15 — Litigation, Commitments and Contingencies
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our legacy businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of December 31, 2016, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.

Intellectual Property Litigation
The company is subject to allegations of patent infringement by our competitors as well as non-practicing entities ("NPEs") - sometimes referred to as "patent trolls" - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of December 31, 2016, the Company is not able to reasonably estimate the amount of any monetary liability or financial impact that may be incurred with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On December 31, 2014, IOENGINE, LLC (“IOENGINE”), an NPE filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. We strongly disagree with the jury verdict and certain rulings made before trial. We intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal.
On May 6, 2016 Nexsan Technologies Incorporated, a partially owned subsidiary of the Company (“NTI”), filed a complaint in United States District Court for the District of Massachusetts seeking a declaratory judgment against EMC Corporation ("EMC"). NTI alleges that NTI has a priority of right to use certain of its UNITY trademarks and that NTI's prosecution of its trademark applications with the respect to, and to use of, such trademarks does not infringe upon EMC's trademarks. In addition, NTI seeks and injunctive relief to prevent EMC from threatening NTI with legal action related to use of UNITY trademarks, or making any public statements or statements to potential customers calling into question NTI's right to use UNITY trademarks. EMC has answered and counterclaimed alleging that NTI's use of the UNITY trademark, infringes EMC's common law rights in the UNITY and EMC UNITY trademarks.
Trade Payables
On January 26, 2016, CMC Magnetic Corp. ("CMC"), a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages of $6.3 million from Imation and $0.6 million from Imation's wholly-owned subsidiary Imation Latin America Corp. ("ILAC") for alleged breach of contract.  Imation and ILAC deny any liabilities and assert counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment. Imation is disputing payables to CMC for amounts exceeding $6.3 million. In June 2016, CMC filed a motion seeking to amend its complaint to increase alleged damages to $7.2 million and add additional defendants including Imation directors and officers, which the Company has obligations to defend and indemnify. Thereafter, CMC served its amended complaint and Imation and ILAC answered asserting numerous affirmative defenses and counterclaims. CMC has since retained new counsel in the action and CMC's time to reply to the counterclaims asserted by Imation and ILAC has been extended by agreement of the parties pending a motion by CMC's new counsel to further amend CMC's complaint, which motion was filed and granted by the Court. On January 3, 2017, CMC filed a second amended complaint in action pending in the District Court of Ramsey County Minnesota.  In addition to alleging that the Company is liable for all open CMC invoices worldwide (which CMC alleges totals approximately $23 million), the second amended complaint asserted fiduciary and related claims against former directors and other defendants, which we have an obligation to defend.  The Company intends to defend its position vigorously and has asserted affirmative defenses and counterclaims.
The Company is currently disputing trade payables with certain vendors (including CMC) associated with our Legacy Businesses on the basis of vendor non-performance. As of December 31, 2016 and December 31, 2015, based on invoices from these vendors, the Company has recorded, but not made payment, with the respect to $21 million and $26 million, respectively, of disputed trade payables, all of which are recorded as "Current liabilities of discontinued operations" on the Company's Consolidated Balance Sheets. To the extent the Company is able to resolve any of these disputes for an amount lower than the corresponding recorded liabilities, the applicable difference would be recognized as a gain within discontinued operations. In connection with disputed trade payables, certain vendors have attached, seized or otherwise effected restrictions on the Company's access to approximately $9.4 million and $5.3 million of the Company's cash, all of which is recorded as restricted cash within "Current assets of discontinued operations" on the Company's Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015, respectively.
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
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU's October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of December 31, 2016 and 2015, we had accrued liabilities of $4.9 million and $5.1 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as "Other current liabilities" on the Company's Consolidated Balance Sheets (and not within discontinued operations). The Company's management oversees copyright levy matters and continues to explore options to resolve these matters.
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
Italy. In December 2015, we settled our claim for reimbursement of the levies that GlassBridge the Company had paid for sales into its commercial channel with the Italian collecting society, S.I.A.E. The settlement was for $1.0 million and is recorded as a reduction in cost of sales. There are no ongoing levy disputes with respect to Italy.
France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. We adopted a practice of offsetting ongoing levy liability with the French collecting society for GlassBridge's sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, GlassBridge reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid to cost of sales. As of December 31, 2016 the Company had offset approximately $14.4 million.
We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subject to challenge in court and there is no certainty that our estimates would be upheld and supported. In December 2012, GlassBridge filed a complaint against the French collection society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that GlassBridge had paid prior to October 2010. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris) on GlassBridge Europe's claim and Copie France's counterclaim. On April 8, 2016, the Paris District Court rejected all of GlassBridge Europe's claims finding that the European Union law arguments raised by GlassBridge were inapplicable and relied solely on French law to grant Copie France’s counterclaims. GlassBridge Europe has filed a notice of appeal which suspends enforcement of the ruling. GlassBridge believes Copie France's counterclaims are without merit and intends to defend its position vigorously. Despite the April 2016 ruling of the Paris District Court, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter.
Canada. The Canadian Private Copying Collective ("CPCC") is alleging that GlassBridge Enterprises Corp. has not previously reported certain prior sales of Legacy Business products that should have been subject to copyright levies and seeks damages of approximately CAD 1 million and penalties and interest of approximately CAD 5 million. GlassBridge believes CPCC's claims are without merit and intends to defend its position vigorously. The Company does not believe it to be probable that it will have to make any copyright levy payments in the future to CPCC and, according, has not recorded an accrual for this matter.
Other Jurisdictions. During the first quarter of 2015, GlassBridge reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. At December 31, 2016, the recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions other than Italy, France and Germany represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We have an estimated $4.9 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
The Company is subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by GlassBridge. GlassBridge has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of GlassBridge seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2017 that may directly or indirectly impact our levy exposure in specific European countries which could trigger a review of our levy exposure in those countries.
Indemnification Obligations
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of December 31, 2016 and 2015, estimated liability amounts associated with such indemnifications were not material.
Environmental Matters
Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of December 31, 2016. Compliance with environmental regulations has not had a material adverse effect on our financial results.

Operating Leases
We incur rent expense under operating leases, which primarily relate to equipment and office space. Most long-term leases include one or more options to renew at the then fair rental value for a period of approximately one to three years. The following table sets forth the components of net rent expense for the years ended December 31:

	2016	2015
	(In millions)
Minimum lease payments	$3.6	$8.1
Contingent rentals	(2.0)	0.1
Rental income	—	(8.2)
Total rental expense, net	$1.6	$—
Minimum lease payments and contingent rental expenses associated with agreements with warehouse providers are included as a component of cost of goods sold in our Consolidated Statements of Operations. The minimum lease payments under such arrangements were $0.0 million and $0.6 million in 2016 and 2015, respectively. The contingent rental expenses under such arrangements were $0.0 million and $0.7 million in 2016 and 2015, respectively.
The following table sets forth the minimum rental payments under operating leases with non-cancellable terms in excess of one year as of December 31, 2016. The Company will keep a small team and its headquarters in Minnesota in 2016, and those lease costs are included below. The amount for 2016 includes an estimate of the lease termination fees that we will have to pay in order to cancel certain leases upon the full wind-down of our legacy business.

	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Minimum lease payments	$1.1	$1.0	$0.7	$0.5	$0.3	$0.1	$3.7
Note 16 - Related Party Transactions
The Clinton Relational Opportunity Master Fund, L.P. (the "Clinton Group") nominated 3 persons for election to the Board at the Company's Annual Meeting of Shareholders on May 20, 2015. Shareholders elected Clinton Group’s three nominees, Joseph A. De Perio, Robert B. Fernander and Barry L. Kasoff, replacing three incumbent directors who were standing for reelection.
Mr. De Perio currently serves as Senior Portfolio Manager of the Clinton Group. During the third quarter of 2015, the Board authorized reimbursement to the Clinton Group for its documented expenses related to proxy contest fees for 2015 for $0.6 million. The fees were paid in 2015 and are recorded in restructuring and other charges for the year ended December 31, 2015.
On August 17, 2015, the Company entered into a consulting agreement with Mr. Fernander to perform certain services including assisting the Company with a review and assessment of the Nexsan and IronKey businesses of the Company. On September 27, 2015, the Board of Directors appointed Mr. Fernander to serve as Interim Group President, Tiered Storage and Security Solutions, effective September 28, 2015, and terminated the consulting agreement. Mr. Fernander received consulting fees of $0.3 million during the year ended December 31, 2015 under the agreement, which is recorded in restructuring and other charges.
On August 17, 2015, the Board appointed Mr. Kasoff to serve as Interim President of the Company effective August 19, 2015. Effective October 14, 2015, in connection with the appointment of Mr. Fernander to the position of Interim Chief Executive Officer, the Board appointed Mr. Kasoff as Chief Restructuring Officer at the same level of compensation he received as Interim President. Effective November 25, 2015, the Board of Directors appointed Mr. Kasoff to also serve as the Company's Interim Chief Financial Officer until April 26, 2016 when the Company appointed Mr. Danny Zheng as the Chief Financial Officer. Effective September 8, 2016 Mr. Kasoff resigned as the Chief Restructuring Officer of the Company and on February 2, 2017 he also resigned from the Board of Directors.
Mr. Kasoff also serves as president of Realization Services, Inc. (RSI), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI had performed consulting services for the Company for the period from August 8, 2015 up to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three week extended term. Under the consulting agreement, RSI could receive consulting fees of up to $125,000 per week during the initial term. Consulting fees for the extended term, if elected by the Company, could not exceed $500,000. RSI received consulting fees of $2.4 million and $3.0 million for the twelve months ending December 31, 2016 and December 31, 2015, respectively. The fees are recorded in restructuring and other charges.
On August 31, 2015, the Company entered into a consulting agreement with Geoff Barrall, a member of the Board pursuant to which Mr. Barrall will perform certain services including formulating a business plan and budget for the Company. The consulting agreement with Mr. Barrall was terminated on October 12, 2015. For the year ended December 31, 2015, the Company paid $0.2 million to Mr. Barrall associated with his consulting agreement which is recorded in restructuring and other charges.
On October 14, 2015, the Company acquired substantially all of the equity of CDI for approximately $6.7 million in cash, shares of the Company's common stock and repayment of debt. Mr. Barrall is the founder and, at the time of acquisition, was also the Chief Executive Officer of CDI. In consideration for his CDI common shares and options to purchase CDI common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he will be eligible to receive up to an additional $260,000 to the extent certain CDI revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016.
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
In January 2016, the Board approved investing up to 25% of the Company’s cash in investment funds with the focus on producing attractive risk-adjusted rates of return while maintaining liquidity. On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in Clinton Lighthouse. Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton Group, Inc. (“Clinton”). Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to its performance fee (which is based on the quarterly investment returns of the fund) in the form of the Company’s common stock at a value of $1.00 per share. The closing price of the Company’s common stock on February 8, 2016 was $0.65. The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Joseph A. De Perio, the Chairman of the Board and a Senior Portfolio Manager at Clinton, recusing himself from all discussions and deliberations regarding, and abstaining from, the vote. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s cash that may be invested, such that the Company may invest up to $35 million cash, excluding gains or losses, in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an Amended and Restated Subscription Agreement in order to adjust the price at which the Company’s stock would be valued for purposes of calculating the performance fee thereunder from $1.00 to $1.80 beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of December 31, 2016, the Company paid Clinton $0.5 million associated with the performance fees earned in 2016. As of December 31, 2016, the short term investment balance included a $19.5 million investment in Clinton Lighthouse. We recorded losses of approximately $4.5 million in the twelve months ended December 2016 related to Clinton Lighthouse, which includes the $0.5 million of performance fees. This is recorded in other income (expense) in the Consolidated Statements of Operations.

Note 17 - Debt
2016 Debt
The Company has no debt as of December 31, 2016.
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
During 2016 and 2015 we did not capitalize any debt issuance costs. We did not have any capitalized debt costs on our Consolidated Balance Sheet as of December 31, 2016.
Interest Expense
Our interest expense, which included letter of credit fees, facility fees, commitment fees, amortization of debt issuance costs and write-offs of debt issuance costs was $2.7 million for the year ended December 31, 2015. The Company has no interest expense for the year ended December 31, 2016.
Note 18 - Subsequent Events
On January 3, 2017, CMC filed a second amended complaint in the action pending in the District Court of Ramsey County Minnesota. In addition to alleging that the Company is liable for all open CMC invoices worldwide (approximately $23 million), the second amended complaint asserted fiduciary and related claims against former directors and other defendants, which we have an obligation to defend. We believe CMC’s additional claims are without merit and will vigorously defend our position in the CMC litigation.
On January 23, 2017, the Company consummated the previously announced NXSN transaction. Prior to the consummation of the transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan.
The NXSN transaction was effected pursuant to the Stock Purchase Agreement, dated as of November 22, 2016, by and between the Company and NXSN (the “Stock Purchase Agreement”), as amended by Amendment No. 1 to the Stock Purchase Agreement, dated as of December 12, 2016 (the “Amendment”).
In consideration of the Stock Sale, we received (i) a senior secured convertible promissory note issued by NXSN in an initial aggregate principal amount of $25 million, subject to certain adjustments (the “Note”), and (ii) 50% of the issued and outstanding shares of common stock of NXSN (the “NXSN Shares”). The remaining 50% of the issued and outstanding shares of NXSN common stock is owned by Spear Point Private Equity LP (“SPPE”).
The Note represents a senior secured obligation of NXSN, matures on the third anniversary of the date of issuance, ranks senior in right of payment to all other indebtedness of NXSN, is guaranteed by Nexsan and certain of its subsidiaries, and is secured by a first priority lien on all of the assets of NXSN, including the capital stock of Nexsan and certain of its subsidiaries. The foregoing guarantees and security interests are provided by a guaranty and security agreement (the “Guaranty and Security Agreement”), which we entered into with NXSN, Nexsan and certain of Nexsan’s subsidiaries, as grantors, contemporaneously with the delivery of the Note.
The Note bears interest at a rate of 5 percent per annum from the date of issuance through the second anniversary thereof, and 8 percent per annum thereafter, and is payable quarterly from the date of issuance through the first anniversary thereof, and monthly thereafter. The principal amount, and in certain circumstances, the interest rate of the Note are subject to certain adjustments from time-to-time, including as a result of (i) the failure of NXSN to sell $10 million of Series A Preferred Stock during the period beginning date of the Stock Purchase Agreement and ending on the 6 months anniversary of the closing of the Stock Sale, (ii) certain surpluses or deficiencies in the net working capital of Nexsan and the subsidiaries as of the closing of the Stock Sale, (iii) the incurrence by Nexsan of certain one-time expenses within 60 days of the closing of the Stock Sale and (iv) the satisfaction of any indemnity obligation of the Company arising under the Stock Purchase Agreement. The Note also permits the Company, at any time following the closing of the Stock Sale, to convert up to $10 million of the aggregate principal amount thereof into shares of common stock of NXSN at a conversion price of $1.25 per share. The Note includes anti-dilution provisions, negative covenants and other protective provisions that are customary for instruments of its type.

In connection with the consummation of the Stock Sale, we entered into a stockholders agreement with SPPE providing for certain oversight, management and veto rights with respect to NXSN. As a result, we have the right to designate, individually, two of the five directors serving on the NXSN board, and to designate jointly, with SPPE, an additional independent director to serve on the NXSN board, until the Note is paid in full. In addition, we have a consent right with respect to certain actions proposed to be taken by NXSN, including the issuance of additional amendments to its organizational documents and issuances of additional capital stock.
On January 31, 2017, the Company held a special meeting of the stockholders of the Company (the “Special Meeting”) at which the stockholders approved the issuance of up to 1,500,000 shares (the “Capacity Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), pursuant to the Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton Group, Inc. (“Clinton”), as amended by Amendment No. 1 to the Subscription Agreement, dated as of January 9, 2017 (the “Amendment”) (as so amended, the “Subscription Agreement”). Clinton is a diversified asset management firm that invests globally across multiple alternative investment strategies, an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) and a stockholder of the Company. Joseph A. De Perio, the Non-Executive Chairman of the Board of Directors of the Company (the “Board”), is a Senior Portfolio Manager at Clinton.
 Pursuant to the terms of the Subscription Agreement, on February 2, 2017 (the “Initial Closing Date”), we entered into a Capacity and Services Agreement (the “Capacity and Services Agreement”) with Clinton and GlassBridge Asset Management, LLC (“GlassBridge”), our investment adviser subsidiary.
 As consideration for the capacity and services Clinton has agreed to provide under the Capacity and Services Agreement and pursuant to the terms of the Subscription Agreement, we issued 1,250,000 shares of Common Stock to Madison Avenue Capital Holdings, Inc. (“Madison”), an affiliate of Clinton, on the Initial Closing Date.
On the Initial Closing Date, we entered into a Registration Rights Agreement with Madison (the “Registration Rights Agreement”) relating to the registration of the resale of the Capacity Shares.
 On the Initial Closing Date, we also entered into a letter agreement with Madison pursuant to which Madison has agreed to a three-year lock-up with respect to any Capacity Shares issued to it (the “Letter Agreement”).
Pursuant to the terms of the Capacity and Services Agreement, GlassBridge’s initial board of directors is comprised of Joseph A. De Perio, the Non-Executive Chairman of the Company’s Board and a Senior Portfolio Manager at Clinton, Daniel Strauss, a Portfolio Manager at Clinton, Donald H. Putnam, a member of the Company’s Board, Alex Spiro, a member of the Company’s Board and Chair of its Special Committee, and Harlan H. Simon, who has over 20 years of hedge fund experience.
On February 10, 2017, the Company issued a press release announcing that the Board approved a 1:10 reverse stock split to be effective after market close on February 21, 2017. The Board’s approval follows the previously disclosed approval of our stockholders at the special meeting of stockholders held on January 31, 2017.
On February 17, 2017, the Company also filed an amendment to our Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect the previously announced 1:10 reverse split of our common stock, par value $0.01 per share. Pursuant to the Amendment, effective as of the Effective Time, every ten (10) shares of the Company’s issued and outstanding common stock or held by the Company in treasury was converted into one (1) share of common stock, without any change in the par value per share. The Amendment also decreased the number of authorized shares of the Company’s common stock from 100,000,000 to 10,000,000. Our common stock began trading on a Reverse Stock Split-adjusted basis on the New York Stock Exchange (the “NYSE”) at the opening of trading on February 22, 2017.
On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. In December 2014, the Plaintiff filed a lawsuit against us alleging infringement of United States Patent No. 8,539,047 (the “Patent”) by certain products we formerly sold under the IronKey brand. The jury awarded the IOENGINE $11.0 million in damages. We strongly disagree with the jury verdict and certain rulings made before trial. We intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal.
On February 21, 2017, the Company changed its name to “GlassBridge Enterprises, Inc.” through a short-form merger under Section 253 of the General Corporation Law of the State of Delaware, pursuant to which a subsidiary formed solely for the purpose of the Name Change was merged with and into the Company, with the Company remaining as the surviving corporation in the merger. The merger had the effect of amending our Restated Certificate of Incorporation to reflect our new legal name.

Consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio, during Q1 2017, we made $4.0 million in strategic investments. We will account for such investments under the cost method in Q1 2017.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng has concluded that the disclosure controls and procedures were effective.
Changes in Internal Controls. During the quarter ended December 31, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting. Management of GlassBridge is responsible for establishing and maintaining adequate internal control over financial reporting. GlassBridge’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
GlassBridge management assessed the effectiveness of GlassBridge’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework version 2013. Based on our assessment, we concluded that, as of December 31, 2016, GlassBridge’s internal control over financial reporting was effective, based on those criteria.

Item 9B. Other Information.
On March 22, 2017, the Board appointed Joseph De Perio to serve as its Chairman and as the Company’s principal executive officer, effective on the same day. Previously, Mr. De Perio served as the Board’s Non-Executive Chairman.
Mr. De Perio, age 38, joined our Board on May 20, 2015. Mr. De Perio has served as a Senior Portfolio Manager of Clinton since October 2010; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio also served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.
There are no family relationships between Mr. De Perio and any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer. There are no (i) arrangements or understandings between Mr. De Perio and any other person pursuant to which Mr. De Perio was appointed as Chairman and principal executive officer or (ii) transactions requiring disclosure under Item 404(a) of Regulation S-K in which Mr. De Perio has an interest.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information required by Item 10 with respect to directors of the Company set forth under the heading “Proposal No. 1 Election of Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K is incorporated herein by reference.
The information required by Item 10 with respect to executive officers of the Company is contained under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K.
Pursuant to General Instruction G(3) to Form 10-K, information concerning the Audit and Finance Committee and audit committee financial expert disclosure set forth under the headings “Director Independence and Determination of Audit Committee Financial Expert” and “Meetings of the Board and Board Committees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K is incorporated herein by reference.
Pursuant to General Instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act by officers and directors of the Company set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report is incorporated herein by reference.
We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions and all our other employees. Our code of ethics is part of our broader Business Conduct Policy, which is posted on our website. The Internet address for our website is http://www.glassbridge.com and the Business Conduct Policy may be found on the “Corporate Governance” web page, which can be accessed from the “Investor Relations” page, which can be accessed from the main web page. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or rules of the New York Stock Exchange (“NYSE”), we intend to disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, information concerning director and officer executive compensation and related matters set forth under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Named Executive Officers” and “Board of Directors - Compensation of Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K is incorporated herein by reference.
Pursuant to General Instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the heading “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management set forth under the headings “Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners” and “Information Concerning Solicitation and Voting - Security Ownership of Management” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2016, including the 2011 Stock Incentive Plan, 2008 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2000 Stock Incentive Plan. As of December 31, 2016, options and restricted stock had been granted under the 2000 Stock Incentive Plan, 2005 Stock Incentive Plan and 2008 Stock Incentive Plan, and options, restricted stock, restricted stock units and stock appreciation rights had been granted under the 2011 Stock Incentive Plan. Our shareholders have approved all of the compensation plans listed below.

Equity Compensation Plans Approved by Shareholders	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
2011 Stock Incentive Plan	152,140	(1)	$33.95	226,136
2008 Stock Incentive Plan	115,704		$100.24	—	(2)
2005 Stock Incentive Plan	18,864		$289.34	—	(2)
Total	286,708		$77.51	226,136
(1) This number does not include restricted stock of 79,925 shares under our 2011 Stock Incentive Plan
(2) No additional awards may be granted under our 2008 Stock Incentive Plan, 2005 Stock Incentive Plan, 2000 Stock Incentive Plan or 1996 Directors Stock Compensation Program.

Item 13. Certain Relationships and Related Transactions and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Information Concerning Solicitation and Voting - Related Person Transactions and Related Person Transaction Policy,” “Board of Directors - Director Independence and Determination of Audit Committee Financial Expert” and "Board of Directors - Meetings of the Board and Board Committees" in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit and Other Fees and Audit and Finance Committee Pre-Approval Policy” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
List of Documents Filed as Part of this Report
1. Financial Statements
2. Financial Statement Schedules
All financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.
3. Exhibits
The information required by Section (a)(3) of Item 15 of Form 10-K is set forth on the exhibit index that follows the Signatures page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GlassBridge Enterprises, Inc.

By:	/s/ Danny Zheng
Danny Zheng
Interim Chief Executive Officer and Chief Financial Officer
Date: March 24, 2017

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Joseph De Perio and Danny Zheng his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or the substitute of any or all of them, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph De Perio	Chairman (Principal Executive Officer)	March 24, 2017
Joseph De Perio

/s/ Danny Zheng	Interim Chief Executive Officer and Chief Financial Officer(Principal Financial and Accounting Officer)	March 24, 2017
Danny Zheng

/s/ Tracy McKibben	Director	March 24, 2017
Tracy McKibben

/s/ Donald Putnam	Director	March 24, 2017
Donald Putnam

/s/ Robert Searing	Director	March 24, 2017
Robert Searing

/s/ Alex Spiro	Director	March 24, 2017
Alex Spiro

/s/ Robert G. Torricelli	Director	March 24, 2017
Robert G. Torricelli

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.4	Amended and Restated Bylaws of the Company, effective November 7, 2013 (incorporated by reference to Exhibit 3.1 to Imation’s Form 10-Q for the quarter ended September 30, 2013).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.6
Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 on Imation's Current Report on Form 8-K, filed August 11, 2015).

4.1
Rights Agreement, dated as of August 7, 2015, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation's Current Report on Form 8-K, filed August 11, 2015).

10.1*
Stock Purchase and Merger Agreement, dated October 14, 2015, by and among the Company, Imation Transporter Co., Connected Data, Inc., and certain other parties named therein (incorporated by reference to the Company's Current Report on Form 8-K filed October 20, 2015).

10.2*	Imation Corp. TDK Corporation Agreement dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).
10.3
Purchase and Sale Agreement between the Company and Larson Family Real Estate LLLP, dated December 18, 2015 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.4
First Amendment to the Purchase and Sale Agreement between the Company and Larson Family Real Estate LLLP, dated December 30, 2015 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.5
Purchase and Sale Agreement between the Company and DPI Inc., dated January 4, 2016 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.6	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.7*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.8*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.9*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.10*
Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on May 9, 2005).

10.11*
Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8- K filed on February 13, 2006).

10.12*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.13*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.14*
Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.15*
Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.16*
Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17*
Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.18*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.19*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.20*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.21*
Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.22*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.23*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.24*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.25*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.26*
Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.27*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.28*
Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 16, 2005).

10.29*
Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.30*
Form of 2005 Stock Incentive Plan Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.31*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.32*
Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.33*
Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 12, 2008).

10.34*
Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.35*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.36*
Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.37*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 12, 2008).

10.38*
Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 12, 2008).

10.39*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.40*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.41*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.42*
Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.43*
Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.44*
Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.45*
Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-188429, filed on May 8, 2013).

10.46*
Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.47*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.48*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.49*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.50*
Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.51*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.52*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K Current Report filed on November 25, 2014).

10.53*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.54*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.55*
Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 16, 2014).

10.56*
Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on January 15, 2015).

10.57*
Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.58*
Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 16, 2014).

10.59*
Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.60*
Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.61*
Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 25, 2014).

10.62*
Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.63*	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by Reference to the Company's Current Report on Form 8-K, filed on November 19, 2015).
10.64*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310).
10.65*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 13, 2013).
10.66*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on March 14, 2014).
10.67*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 13, 2015).
10.68*	Employment Agreement dated October 14, 2015, between the Company and Robert. B. Fernander (incorporated by reference to the Company's Current Report on Form 8-K, filed on October 20, 2015).
10.69*
Renewal, Extension and Amendment of Employment Agreement, dated as of October 14, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 19, 2016).

10.70*
Second Amendment to Employment Agreement, dated as of November 22, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.71*
Employment Agreement, dated as of November 22, 2016, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.72*†	Escrow Agreement, dated as of January 31, 2017, by and among Nexsan Corporation, Robert B. Fernander, the Company and Clint Parsley, as escrow agent.
10.73*†	Severance Agreement, dated as of March 7, 2017, by and among Nexsan Corporation, Robert B. Fernander and the Company.
10.74*	Separation Agreement dated August 19, 2015, between the Company and Mark E. Lucas (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on August 19, 2015).
10.75*
Separation Agreement dated September 28, 2015, between the Company and R. Ian Williams (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on September 29, 2015).

10.76*
Separation Agreement dated as of November 25, 2015, between the Company and Scott J. Robinson (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on November 25, 2015).

10.77*
Separation Agreement dated as of January 13, 2016, between the Company and John P. Breedlove (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on January 13, 2016).

10.78*	Barrall Consulting Agreement dated August 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).
10.79*	Fernander Consulting Agreement dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).
10.80*
Realization Services Inc. Consulting Agreement dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.81*
Amendment to Realization Services Inc. Consulting Agreement dated September 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.82*
Second Amendment to Realization Services Inc. Consulting Agreement dated November 17, 2015 (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.83*
Third Amendment to Realization Services Inc. Consulting Agreement dated January 1, 2016 (incorporated by reference to Exhibit 10.87 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.84*
Employment Agreement, entered into effective as of April 26, 2016, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2016).

10.85*
Amendment No. 1 to Employment Agreement, dated as of February 2, 2017, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.86
Amended and Restated Letter Agreement, dated April 29, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q/A for the quarter ended March 31, 2016).

10.87
Stock Purchase Agreement, dated as of November 22, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.88
Amendment No. 1 to Stock Purchase Agreement, dated as of December 12, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2016).

10.89
Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).

10.90
Amendment No. 1 to Subscription Agreement, dated as of January 9, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 10, 2017).

10.91
Senior Secured Convertible Note, dated as of January 23, 2017, payable by NXSN Acquisition Corp. to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).

10.92
Guaranty and Security Agreement, dated as of January 23, 2017, by and among the Company, NXSN Acquisition Corp., Nexsan Corporation and the other grantors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).

10.93
Capacity and Services Agreement, dated as of February 2, 2017, by and among Clinton Group, Inc., the Company and GlassBridge Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.94
Registration Rights Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.95
Letter Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.96*†	Services Agreement, dated as of March 2, 2017, by and between the Company and Clinton Group, Inc.
16.1
Letter from PricewaterhouseCoopers LLP to the U.S. Securities and Exchange Commission, dated May 12, 2016 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2016).

21.1†	Subsidiaries of GlassBridge Enterprises, Inc.
23.1†	Consent of Independent Registered Public Accounting Firm (Marcum LLP)
23.2†	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
24.1†	Power of Attorney (included on signature page)
31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015, (iii) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and Notes to Consolidated Financial Statements

_______________________________________

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†    Filed herewith