Form 10-K/A
period 2016-12-31
GlassBridge Enterprises, Inc.
filed 2017-05-01
CIK 1014111

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of voting and non-voting stock of the registrant held by non-affiliates of the registrant, based on the closing price of $12.50 as reported on the New York Stock Exchange on June 30, 2016, was $43.1 million.

The number of shares outstanding of the registrant’s common stock on April 26, 2017 was 4,991,137.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GlassBridge Enterprises, Inc. (“GlassBridge”) is filing this Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File Number 001-14310) (the “Form 10-K”) as filed by GlassBridge with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2017. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for GlassBridge’s 2017 Annual Meeting of Stockholders. This Amendment hereby amends the cover page and Parts III and IV of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by GlassBridge’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment does not modify or update the other disclosures presented in the Form 10-K. Except as expressly provided herein, this Amendment does not reflect events occurring after the filing of the original Form 10-K (i.e., those events occurring after March 24, 2017) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and GlassBridge’s other filings with the SEC.

GLASSBRIDGE ENTERPRISES, INC.

2016 ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

BASIS OF PRESENTATION

As used in this document, the terms “GlassBridge”, “the Company”, “we”, “us”, and “our” mean GlassBridge Enterprises, Inc. and its subsidiaries and consolidated entities unless the context indicates otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Our Board of Directors is currently composed of six directors divided into three classes. The members of each class are generally elected to serve three-year terms with the term of office of each class ending in successive years.

Class I Directors Continuing in Office Until the 2018 Annual General Meeting
Joseph A. De Perio

Joseph A. De Perio, age 38, joined our Board on May 20, 2015. Mr. De Perio has served as a Senior Portfolio Manager of the Clinton Group, a registered investment adviser, since October 2010; he also served in a similar capacity from 2006 until December 2007. From December 2007 until October 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C., a global investment management firm. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners, a private investment firm, from 2004 until 2006 and an analyst and associate in the mergers and acquisitions department at CIBC Oppenheimer, a national investment boutique, from 2000 until 2004. Mr. De Perio also served on the board of directors of Viking Systems, Inc., a leading worldwide developer, manufacturer and marketer of 3D and 2D visualization solutions for complex minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012, and Overland Storage, Inc. (f/k/a Overland Data, Inc.), a provider of data protection appliances, from April 2011 until its sale to Sphere 3D Corporation in December 2014. Mr. De Perio also served on the board of directors of EveryWare Global, Inc., a provider of tabletop and food preparation products for the consumer and foodservice markets, from May 2013 until April 2015 when the company filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. De Perio received a B.A. in business economics and organizational behavior management with honors from Brown University.

Mr. De Perio brings to our Board his over 15 years’ experience in corporate finance, including over 10 years as an investment analyst and portfolio manager in private equity and public equity, and his experience as a director of public companies.

Robert G. Torricelli

Robert G. Torricelli, age 66, joined our Board on February 27, 2017. Mr. Torricelli served in the U.S. House of Representatives from the Ninth District of New Jersey from 1982 until his election to the U.S. Senate in 1996, where he served until 2003. During his tenure in the Senate, Mr. Torricelli was a member of the Senate Finance, Governmental Affairs, Foreign Relations, Judiciary and Rules Committees and also served as Chair of the Democratic Senatorial Campaign Committee. Upon retiring from the Senate, Mr. Torricelli established a national and international business strategy firm, Rosemont Associates LLC, and created a real estate development business, Woodrose Properties LLC.

Mr. Torricelli brings to our board extensive leadership and strategic business experience.

Class II Directors Continuing in Office Until the 2019 Annual General Meeting
Robert Searing

Robert Searing, age 68, joined our Board on August 26, 2015. Mr. Searing has been the Chief Operating Officer and the Chief Financial Officer of BH Asset Management, LLC, a Registered Investment Advisory firm, since January 2010. From 2003 to 2009, he was the Chief Operating Officer of Schottenfeld Group, LLC, an investment advisory and broker dealer firm. Mr. Searing is also a Certified Public Accountant.

Mr. Searing brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise.

Alex Spiro

Alex Spiro, age 34, joined our Board on August 26, 2015. Mr. Spiro has been an attorney at Brafman and Associates in New York City since July 2013. In that position, Mr. Spiro has handled an array of complex litigation and internal audits and investigations. Prior to his joining Brafman and Associates, from September 2008 to July 2013, Mr. Spiro worked in federal intelligence and state law enforcement, most recently as a Manhattan prosecutor. Mr. Spiro formerly was the director of an autism children’s program at McLean Hospital, Harvard’s psychiatric hospital. Mr. Spiro is a graduate of the Harvard Law School where he remains on the adjunct faculty. His work has been published and he has lectured on a variety of subjects related to psychology and the law.

Mr. Spiro brings to our Board his significant analytical and overall business leadership skills.

Class III Directors Continuing in Office Until the 2017 Annual General Meeting
Tracy McKibben

Tracy McKibben, age 47, joined our Board on August 31, 2015. Ms. McKibben is Founder and CEO of MAC Energy Advisors LLC, which is a consulting and investment company that assists clients on investments and strategic opportunities across a global platform. She has extensive transactional experience ranging from mergers, acquisitions, valuation and deal structuring, business development and corporate strategy. She previously served as Managing Director and Head of Environmental Banking Strategy at Citigroup Global Markets from 2007 to 2009. In addition to her finance experience, her public sector experience includes working in several senior level positions in the White House at the National Security Council as Senior Director of European Affairs and Director of European Economic Affairs and EU Relations, and the U.S. Department of Commerce as Special Counsel for International Trade and Investments. Prior to her work in the public sector, Ms. McKibben practiced law at Akin, Gump, Strauss, Hauer & Feld LLP representing and advising clients on commercial and complex litigation matters, as well as advising corporate and multinational energy clients on strategic investments globally.

Ms. McKibben brings to our Board her significant experience in financial strategy, business development, international business and public policy.

Donald H. Putnam

Donald H. Putnam, age 68, joined out Board on February 5, 2016. Mr. Putnam is managing partner of Grail Partners LLC, an investment banking and financial advisory services company, which he founded in early 2005. From 1987 to 2002, he was the Chief Executive Officer, Chairman of the Board, and Managing Director of Putnam Lovell Securities, Inc., a financial services company, which he founded in 1987. Putnam Lovell was sold to National Bank Financial in 2002 and from 2002 until 2005 Mr. Putnam served as CEO and Vice Chairman of Putnam Lovell NBF. Mr. Putnam serves on the investment committee of Ripon College and the boards of Manifold Partners, and Welton Investment Partners. He also serves on the advisory board of Syntel Inc. (a publicly traded company).

Mr. Putnam brings to our Board his experience as a financial leader with significant depth and breadth of knowledge in dealing with complex financial and accounting matters as well as broad managerial expertise.

OUR EXECUTIVE OFFICERS

The following table provides information regarding our executive officers as of May 1, 2017, 2017.

Officer	Age	Position
Joseph A. De Perio	38	Chairman
Danny Zheng	47	Interim Chief Executive Officer; Chief Financial Officer
Daniel A. Strauss	32	Chief Operating Officer
Tavis Morello	34	General Counsel and Corporate Secretary

Joseph A. De Perio’s biographical information is set forth above under the heading “Board of Directors.”

Danny Zheng, age 47, was appointed as our Interim Chief Executive Officer on February 2, 2017 and as our Chief Financial Officer on April 26, 2016. Mr. Zheng joined the Company in 2008 to lead the Company’s Electronic Products segment. In 2011 he was appointed as Corporate Treasurer. In 2014, Mr. Zheng was appointed Vice President, Corporate Controller. Prior to Mr. Zheng’s employment with the Company, he served as Chief Financial Officer and Interim CEO of The Singing Machine Company (OTCQB: SMDM), a consumer electronics company. Mr. Zheng is a Certified Public Accountant, received his bachelor’s degree in Accounting from Nankai University in Tianjin, China and holds a Masters of Business Administration from the Wharton School of Business at the University of Pennsylvania.

Daniel A. Strauss, age 32, was appointed as our Chief Operating Officer on March 2, 2017. Mr. Strauss has been a Portfolio Manager at Clinton Relational Opportunity Master Fund, L.P. (“Clinton”) since 2010. Mr. Strauss has over ten years of experience in corporate finance as a portfolio manager and investment analyst in private and public equity through which he has developed a deep understanding of corporate finance and strategic planning activities. At Clinton, Mr. Strauss is responsible for evaluating and executing private equity transactions across a range of industries. Post-investment, Mr. Strauss is responsible for the ongoing management and oversight of Clinton’s portfolio investments. From 2008 to 2010, he worked for Angelo, Gordon & Co. as a member of the firm’s private equity and special situations area. Mr. Strauss was previously with Houlihan Lokey, where he focused on mergers and acquisitions from 2006 to 2008. Mr. Strauss has served on the boards of directors of Pacific Mercantile Bancorp (NASDAQ: PMBC) from August 2011 until December 2015 and Community Financial Shares, Inc. (OTC: CFIS) from December 2012 until its sale to Wintrust Financial Corporation in July 2015.

Tavis Morello, age 34, was appointed as our General Counsel and Corporate Secretary on September 12, 2016. Mr. Morello was previously senior counsel at SUPERVALU INC. (NYSE: SVU) (“SUPERVALUE”), a grocery company supplying and servicing thousands of owned, licensed, franchised and independently owned grocery stores across the United States from January 2014 to September 2016.  At SUPERVALU, Mr. Morello provided the legal support for corporate development, treasury, corporate governance and securities functions.  Prior to serving as in-house counsel for SUPERVALU, Mr. Morello was in private practice in the corporate and securities group in the Boston office of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.  Mr. Morello holds a JD from Boston College Law School, a BS in economics, business and public policy from the Wharton School of Business at the University of Pennsylvania, and a BA in political science from the University of Pennsylvania.

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers to file reports of ownership and changes in ownership of our common stock with the SEC. We are required to identify any of those individuals who did not file such reports on a timely basis. We believe that during 2016 all of our directors and executive officers complied with their Section 16(a) filing requirements, except for the following: a late Form 4 was filed on July 7, 2016 on behalf of Alex Spiro reporting the acquisition of common stock on June 30, 2016; a late Form 4 was filed on October 11, 2016 on behalf of Alex Spiro reporting the acquisition of common stock on October 6, 2016; and a late Form 4 was filed on December 2, 2016 behalf of Joseph A. De Perio reporting the acquisition of shares of common stock on November 29, 2016.

CODE OF ETHICS

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and all of our other employees. Our code of ethics is part of our broader Business Conduct Policy, which is posted on the investor relations section of our website at www.glassbridge.com under the “Corporate Governance” section. If we make any amendments to our code of ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or rules of the New York Stock Exchange (“NYSE”), we intend to disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Compensation of Named Executive Officers

We are a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Item 10 of Regulation S-K. Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies.

Summary Compensation Table for 2016

The table below shows compensation for the last two fiscal years for our named executive officers for 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Options Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Danny Zheng Interim Chief Executive Officer; Chief Financial Officer	2016	265,469	240,000	0	0	149,625	918	60,613	716,625
Tavis J. Morello General Counsel and Corporate Secretary	2016	70,769	0	53,000	0	20,795	0	0	144,564
Geoff S. Barrall Former Chief Technology Officer	2016	602,308	25,066	0	0	0	0	0	627,374
Robert B. Fernander Former Interim Chief Executive Officer	2016	602,308	0	0	0	0	0	7,998	610,306
	2015	129,231	0	1,165,220	0	0	0	6,742	1,301,193

(1)	This column represents additional bonus types paid. For Mr. Zheng, the amount reflects retention payments.
(2)	In accordance with Finance Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), we chose the grant date fair value of the restricted stock as equivalent to the closing stock price on the date of grant. The stock awards for 2016 include the entire 2016 performance-based restricted stock award.
(3)	In accordance with FASB ASC Topic 718, we chose the Black-Scholes option pricing model to estimate the grant date fair value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price.
(4)	The amounts shown for are for the portion of the 2016 ABP earned by Mssrs. Zheng and Morello and the cash portions of the 2014 performance cash awards earned in 2016.
(5)	The amounts in this column represent changes in pension value. There are no non-qualified deferred compensation earnings for any of the named executive officers. The 2016 present value of our pension plans was calculated using the assumptions described in the Pension Benefits Table. See “Compensation Under Retirement Plans.”
(6)	The items for 2016 that make up the amounts in this column are described in the “Supplemental All Other Compensation Table” below.

Supplemental All Other Compensation Table for 2016

Name	Perks and Other Personal Benefits ($)(1)	Tax Reimbursements ($)	Registrant Contributions to 401(k) and Non-Qualified Pension Plans ($)	Severance Payment ($)
Danny Zheng	60,613	0	0	0
Tavis J. Morello	0	0	0	0
Geoff S. Barrall	0	0	0	0
Robert B. Fernander	7,998	0	0	0

(1)	These amounts represent the perquisite allowance for the named executive officers. The amount for Mr. Zheng represents payments, taxable relocation allowance and cell phone allowances. The amount for Mr. Fernander represent his business and cell phone allowances and the imputed cost of benefits

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2016 for each of the named executive officers in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Danny Zheng	335 (2)		57.90	05/01/2022
	395 (2)		96.50	05/03/2021
	162 (2)		106.10	05/04/2020
	106 (2)		101.90	05/05/2019
					1,078 (3)	8,840
Tavis Morello					10,000 (3)	82,000
Geoff Barrall	10,000 (2)	20,000	14.00	12/07/2025
					710 (3)	5,822
Robert B Fernander					57,400 (3)	470,680

(1)	The market value is based on the closing price of our common stock on the NYSE at December 30, 2016 (the last business day of the year) of $8.20 (as adjusted for the Company’s 1:10 reverse stock split effected on February 21, 2017 (the “Reverse Stock Split”)).
(2)	These options have been adjusted to reflect the Reverse Stock Split.
(3)	Adjusted to reflect the Reverse Stock Split.

Compensation Under Retirement Plans

Name	Plan Name	Number of Years Credited Service (1) (#)	Present Value of Accumulated Benefit (2) ($)	Payments During Last Fiscal Year ($)
Danny Zheng	Pension Plan	2	22,964	0
	Non-Qualified Pension Plan	8	1,024	0

(1)	The credited service reported in this table does not impact the amount of benefits owed to the named executive under the Non-Qualified Pension Plan (because benefits under that plan are not calculated based on credited service) but it does show the vesting service the named executive has earned under the Pension Plan.
(2)	The present value was calculated using the following assumptions: a discount rate of 4.00%; an interest crediting rate of 3.00%; the years to age 65 for the named executive officer as follows: 17.8333. Benefits under the Non-Qualified Pension Plan are based on performance-based discretionary contributions made on or after December 31, 2011 under the 401(k) Plan that they did not receive under the 401(k) Plan because of the compensation limit under section 401(a)(17) of the Code.

Compensation Under Severance Plans

Name	Base Salary ($) (1)	Accrued Unused PTO ($)	Annual Bonus ($) (2)	Total ($)
Danny Zheng	130,000	28,036	121,500	279,536
Tavis Morello	115,000	5,443	20,795	141,238
Geoff Barrall	600,000	69,235		600,000
Robert B Fernander	600,000	42,695		600,000

(1)	This amount represents the amount of salary due to the named executive officer upon termination not for cause or by executive for good reason per their individual employment agreements.
(2)	This amount represent the amount of accrued annual bonus that would be due to the named executive officer if terminated not for cause or by executive for good reason as of December 31, 2016.

In the past several years we made changes to our retirement plans to reduce our overall expenses and the risks associated with the volatility of defined benefit pension plan expenses and to more closely align our retirement benefit design with that of our peer companies.

Our Retirement Investment Plan (the “401(k) Plan”), a tax-qualified defined contribution pension plan under the Internal Revenue Code, covers our eligible domestic employees. Eligible employees may enroll in the 401(k) Plan after joining GlassBridge and may contribute up to 60% of eligible earnings on a pre-tax basis, up to a maximum amount determined each year by the IRS. In 2016, the IRS limit was $18,000, plus an additional $6,000 for employees who have attained age 50.

Under the 401(k) Plan, the “safe harbor” matching contribution formula is 100% of the employee’s contributions up to 5% of the employee’s eligible earnings. The maximum matching contribution per employee for 2016 was $13,250; no matching contributions were made in the fiscal year ending December 31, 2016. Matching contributions deposited in the 401(k) Plan’s trust by December 31, 2014 were made in the form of the Company’s stock (which the participant may elect to immediately transfer to other investment funds available under the 401(k) Plan) and are immediately vested. All matching contributions deposited in the 401(k) Plan’s trust after December 31, 2014 are made in cash. The 401(k) Plan also allows GlassBridge to make an annual performance-based discretionary contribution on behalf of eligible employees. For 2016, management and the Committee decided that due to the state of flux of GlassBridge, a performance based element would not be put in place for 2016.

Our Cash Balance Pension Plan, a tax-qualified defined benefit pension plan under the Internal Revenue Code (the “Pension Plan”), was “frozen” as to new participants effective December 31, 2009; this means no employees hired or rehired after December 31, 2009 are eligible to participate in the Pension Plan. In addition, the Pension Plan was later amended to “freeze” the benefits of participants in the Pension Plan effective December 31, 2010. This means no participants in the Pension Plan will receive credit for new benefit accruals (referred to as “pay credits” under the Pension Plan) after December 31, 2010; their accrued benefits as December 31, 2010 will continue to receive annual interest credits (equal to the average yield on 30-year U.S. Treasury Bonds for November of the previous year) until they receive a distribution. For the 2016 Pension Plan year, the interest-crediting rate was 3.03%. Effective December 31, 2010, we also “froze” the additional benefits that had been provided each year under our Pension Plan to certain eligible former 3M Company employees who had accrued additional benefits in our Pension Plan since our spin-off in 1996.

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

The Internal Revenue Code and IRS rules impose certain limitations on the amount of benefits that may be provided under tax qualified retirement plans, such as our 401(k) Plan and Pension Plan. These limits, among other things, cap the amount of compensation that may be considered under the 401(k) Plan and Pension Plan (this limit under section 401(a)(17) of the Code was $265,000 in 2016). Our Non-Qualified Pension Plan provides retirement benefits for certain eligible employees affected by these limits. An eligible participant in the Non-Qualified Pension Plan receives a benefit upon termination of employment that makes up for benefits the employee did not receive (1) under the Pension Plan because of limits on Pension Plan benefits imposed by section 415 of the Internal Revenue Code and the compensation limit under section 401(a)(17) of the Code and (2) under the 401(k) Plan for performance-based discretionary contributions made on and after December 31, 2011 because of the compensation limit under section 401(a)(17) of the Code. Like the Pension Plan, the Non-Qualified Pension Plan was “frozen” as to new participants effective December 31, 2009, except for certain newly hired (or rehired) employees who are named as participants in the Non-Qualified Pension Plan on or after December 31, 2011 for purposes of receiving a benefit based on the performance-based discretionary contribution portion of the formula. Benefits under the Pension Plan and Non-Qualified Pension Plan are vested after three years of service with the Company.

COMPENSATION OF DIRECTORS

Director Compensation for Fiscal Year 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Joseph A. De Perio	125,000	163,800	0	288,800
Barry L. Kasoff	15,514	0	0	15,514
Tracy McKibben	50,000	75,000	0	125,000
Donald Putnam	52,555	95,900	0	148,455
Robert Searing	62,500	75,000	0	137,500
Alex Spiro	72,041	75,000	70,000	147,041

(1)	On February 5, 2016, Mr. Putnam was awarded 3,266 restricted stock units settled in cash upon joining the Board for which the grant date fair value was $20,900. On June 24, 2016, Ms. McKibben, Mr. Putnam, Mr. Spearing and Mr. Spiro were awarded a grant of 5,245 restricted stock units settled in cash for which the grant date fair value was $75,000. On June 24, 2016 Mr. De Perio was awarded 11,455 restricted stock unit settled in cash for which the grant date fair value was $163,000 representing his annual grant of valued at $75,000, his chairman grant valued at $50,000 and his chairman grant due from services in 2015 valued at $38,800. These awards have been adjusted to reflect the Reverse Stock Split.
(2)	This amount reflects payment made to Mr. Spiro in stock and cash as consideration for serving as chairperson of the Board’s strategic alternatives committee and special committee.

Non-employee directors receive the following compensation for service on our Board:

•	Annual Retainer: $50,000
•	Committee Chairman Fee:
•	$10,000 per year for serving as chair of the Nominating and Governance Committee
•	$15,000 per year for serving as chair of the Compensation Committee
•	$25,000 per year for serving as chair of the Audit and Finance Committee
•	Non-Executive Chairman Fee: $50,000 (in addition to the Annual Retainer received by all Directors, for a total of $100,000)
•	Equity Grants: Directors receive an initial equity grant of restricted stock on the date a person becomes a director and an additional annual equity grant of restricted stock on the date of the annual meeting of shareholders each year. The annual equity grant is a dollar value of $75,000 in restricted stock, valued under a modified Black-Scholes model. The restricted stock vests in one year but may accelerate under certain circumstances such as death, disability, retirement and change of control of GlassBridge, as defined under the 2005 Director Program, as amended. Directors joining during the year receive a prorated annual equity grant. The initial equity grant for a director or Non-Executive Chairman who is first elected at a time other than the annual meeting of shareholders is prorated based on the dollar value of the equity grant to directors or the Non-Executive Chairman at the time of the preceding annual meeting of shareholders.
•	Continuing Education Program Reimbursement: We encourage our directors to attend continuing education programs for directors and reimburse any director who chooses to attend such programs for the cost of attending the program, including travel and lodging, at the maximum rate of one program per year.
•	Travel Reimbursement: We reimburse directors for travel costs of attending Board meetings, other meetings with management and interviews of Board candidates.

The Nominating and Governance Committee reviews Board compensation every year.

The table above shows the compensation non-employee directors currently receive for service on our Board, as well as non-employee compensation processes and decisions made prior to May 2015 and those made after May 2015:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below shows the number of shares of our outstanding common stock as of April 26, 2017, held by each person that we know owns beneficially (as defined by the Securities and Exchange Commission for proxy statement purposes) more than 5% of any class of our voting stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
George Hall 510 Madison Avenue, 9th Floor New York, NY 10022	1,494,894	(2)	29.95%
Ariel Investments, LLC 200 East Randolph Street, Suite 2900 Chicago, IL 60601	755,589	(1)	15.14%
Footprints Asset Management & Research, Inc. 11422 Miracle Hills Drive, Suite 208 Omaha, NE 68154	250,816	(3)	5.03%

(1)	A Schedule 13D/A was filed with the SEC on March 30, 2017 by Clinton Group, Inc., George Hall and Joseph A. De Perio. Mr. Hall reported beneficial ownership of 1,494,894 shares of our common stock. Of such shares, Mr. Hall reported that he had sole voting power and sole dispositive power with respect to 1,296,529 and shared voting power and shared dispositive power with respect to 198,365 shares.
(2)	A Schedule 13G/A was filed with the SEC on April 10, 2017 by Ariel Investments, LLC (“Ariel”), an investment advisor, reporting beneficial ownership of 755,589 shares of our common stock. Of such shares, Ariel reported that it had sole voting power with respect to 551,859 shares and sole dispositive power with respect to 755,589 shares.
(3)	A Schedule 13G/A was filed with the SEC on January 4, 2017 (the “Footprints 13G/A”) by Footprints Asset Management & Research, Inc. (“Footprints”) reporting beneficial ownership of an aggregate of 2,508,168 shares of our common stock. Footprints reported that it had sole voting power and sole dispositive power with respect to all such shares. As a result of the Reverse Stock Split and based on the Footprints 13G/A, Footprints now has beneficial ownership over 250,816 shares and sole voting power and sole dispositive power with respect to all such shares.

SECURITY OWNERSHIP OF MANAGEMENT

The table below shows the number of shares of our common stock beneficially owned as of April 26, 2017 by each director, each nominated director, each officer named in the Summary Compensation Table in this Annual Report on Form 10-K and all directors and executive officers as a group. Except as otherwise indicated, the named person has sole voting and investment powers with respect to the shares held by that person, and the shares are not subject to any pledge.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Geoff Barrall	25,324	(1)	*
Joseph A. De Perio	41,716	(2)	*
Robert B. Fernander	75,590		1.51%
Barry L. Kasoff	639		*
Tracy McKibben	9,411	(3)	*
Tavis J. Morello	-		*
Donald Putnam	8,510	(4)	*
Robert Searing	9,411	(5)	*
Alex Spiro	16,573	(6)	*
Daniel A. Strauss	-		*
Danny Zheng	4,432		*
All Directors and Executive Officers as a Group (11 Persons)	191,606		3.81%

*	Indicates ownership of less than 1%.
(1)	Includes 833 options to purchase shares of common stock scheduled to vest on each of May 7, 2017 and June 7, 2017.
(2)	Includes 11,454 restricted stock units scheduled to vest on June 24, 2017.
(3)	Includes 5,244 shares scheduled to vest on June 24, 2017.
(4)	Includes 5,244 shares scheduled to vest on June 24, 2017.
(5)	Includes 5,244 shares scheduled to vest on June 24, 2017.
(6)	Includes 5,244 shares scheduled to vest on June 24, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence.

RELATED PERSON TRANSACTIONS

Certain Transactions With or Involving Related Persons

Mr. Kasoff serves as president of Realization Services, Inc. (“RSI”), a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI performed consulting services for the Company for the period from August 8, 2015 to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three week extended term. Under the consulting agreement, RSI could receive consulting fees of up to $125,000 per week during the initial term. Consulting fees for the extended term, if elected by the Company, could not exceed $500,000. RSI received consulting fees of $2.4 million and $3.0 million for the twelve months ended December 31, 2016 and December 31, 2015, respectively, which are recorded in restructuring and other charges. Mr. Kasoff resigned from his position as the Company’s Chief Restructuring Officer on September 8, 2016 and from the Company’s board of directors on February 2, 2017. On February 17, 2017, the Company entered into an agreement with RSI pursuant to which RSI has agreed to assist the Company in overseeing the defense of the previously disclosed litigation involving CMC Magnetic Corp. and the Company, pursuant to which the Company has agreed to pay RSI ten percent of the difference between certain of the Company’s anticipated and actual liabilities and costs in such litigation, based in part on the timing of the final resolution of such litigation.

On October 14, 2015, the Company acquired substantially all of the equity of Connected Data, Inc. (“CDI”) for approximately $6.7 million in cash, shares of the Company’s common stock and repayment of debt. Mr. Barrall is the founder and, at the time of acquisition, was also the Chief Executive Officer of CDI. In consideration for his CDI common shares and options to purchase CDI common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he will be eligible to receive up to an additional $260,000 to the extent certain CDI revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016. As of December 31, 2016, no such additional payments had been made to Mr. Barrall.

On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse Fund”). Clinton Lighthouse Fund is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse Fund is managed by Clinton Group, Inc. (the “Clinton Group”). Pursuant to the arrangement, the Clinton Group agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of the Company’s common stock at a value of $10.00 per share (as adjusted to reflect the Reverse Stock Split). The closing price of the Company’s common stock on February 8, 2016 was $6.50 (as adjusted to reflect the Reverse Stock Split). The Board of Directors, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote. On March 17, 2016, the Board of Directors approved the elimination of the 25% limitation on the amount of the Company’s excess cash that may be invested, such that the Company may now invest up to $35 million of its excess cash in Clinton Lighthouse Fund. On April 29, 2016, the Company and the Clinton Group entered into an amended and restated letter agreement in order to adjust the price at which the Company’s stock would be valued for purposes of paying the incentive fee thereunder from $10.00 to $18.00 (each as adjusted to reflect the Reverse Stock Split) beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of December 31, 2016, the Company paid Clinton $0.5 million associated with the performance fees earned in 2016.

On January 31, 2017, the Company held a special meeting of the stockholders of the Company at which the stockholders approved the issuance of up to 1,500,000 shares of the Company’s common stock (as adjusted to reflect the Reverse Stock Split) pursuant to the Subscription Agreement, dated as of November 22, 2016, by and between the Company and the Clinton Group, as amended by Amendment No. 1 to the Subscription Agreement, dated as of January 9, 2017 (as so amended, the “Subscription Agreement”). Mr. Perio is a Senior Portfolio Manager at the Clinton Group. Pursuant to the terms of the Subscription Agreement, on February 2, 2017 (the “Initial Closing Date”), the Company entered into a Capacity and Services Agreement (the “Capacity and Services Agreement”) with the Clinton Group and GlassBridge Asset Management, LLC (“GlassBridge Asset Management”), our investment adviser subsidiary. As consideration for the capacity and services the Clinton Group has agreed to provide under the Capacity and Services Agreement and pursuant to the terms of the Subscription Agreement, the Company issued 1,250,000 shares of the Company’s common stock (as adjusted to reflect the Reverse Stock Split) to Madison Avenue Capital Holdings, Inc., an affiliate of the Clinton Group, on the Initial Closing Date. The closing price of the Company’s common stock on the Initial Closing Date was $8.20.

Mr. Strauss serves as the Company’s Chief Operating Officer pursuant to the terms of a Services Agreement the Company entered into with the Clinton Group on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that the Clinton Group will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company that the Company may designate from time to time, as well as provide to GlassBridge Asset Management certain services related to a startup platform announced in March 2017 for which GlassBridge Asset Management provides institutional and operational support. Pursuant to the terms of the Services Agreement, the Company may request that the Clinton Group designate a mutually agreeable replacement employee to serve as Chief Operating Officer or terminate the Clinton Group’s provision of an employee to the Company for such role. Under the Services Agreement, the Company has agreed to pay the Clinton Group $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, the Company will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. The Clinton Group will continue to pay Mr. Strauss’s compensation and benefits and the Company has agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, the Company has also agreed to indemnify Mr. Strauss, the Clinton Group, any substitute Chief Operating Officer and certain of their affiliates for certain losses.

DIRECTOR INDEPENDENCE AND DETERMINATION OF AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors concluded its review of the independence of our directors and nominees in March 2017. The Board made this review to determine whether any of the relationships or transactions described below, if existing, were inconsistent with a determination that the director or nominee is independent. During this review, our Board reviewed:

•	whether there were any transactions or relationships between each director, nominee or any member of his or her immediate family and us and our subsidiaries and affiliates; and

•	whether there were any relationships between the directors or nominees and senior management and between directors or nominees and our independent registered public accounting firm.

None of the directors or nominees except Mr. De Perio had any material relationship with us that would interfere with their independence from management. Therefore, the Board affirmatively determined that all of the directors and nominees except Mr. De Perio are independent as defined under the New York Stock Exchange listing standards.

In March 2017, the Board also reviewed whether the Audit and Finance Committee had an audit committee financial expert as defined in the Securities and Exchange Commission rules. The Board reviewed the skills and experience required under the rules and determined that Mr. Searing qualifies as an audit committee financial expert as defined under those rules.

MEETINGS OF THE BOARD AND BOARD COMMITTEES

Meetings of the Board

During 2016, the Board of Directors held a total of ten meetings, and the various standing committees of the Board met a total of eleven times. Each incumbent director attended at least 75% or more of the total meetings of the Board of Directors and the Board committees on which the director served. The non-management directors of the Board met at scheduled executive sessions at each Board meeting. The Chairman, currently Joseph A. De Perio, presided at these sessions.

Committees of the Board

The standing committees of the Board of Directors are the Audit and Finance Committee, Compensation Committee and Nominating and Governance Committee. Each of the Board committees has adopted a written charter which describes the functions and responsibilities of the committee. The charters for our Audit and Finance Committee, Compensation Committee and Nominating and Governance Committee are available on our website. The Internet address for our website is www.glassbridge.com. The charters are on our “Board Committees” page, which can be accessed from the “Corporate Governance” page, which can be accessed from the main web page. The Board also establishes subcommittees from time to time to review particular issues such as material merger and acquisition activity.

Audit and Finance Committee

Members:	Three non-employee directors:
Messrs. Searing (Chair), Putnam and Torricelli. Mr. Spiro served on the Audit and Finance Committee until Mr. Torricelli was appointed to the Audit and Finance Committee in February 2017. Mr. De Perio served on the Audit and Finance Committee until May 2016. During his term served, each of the current members of the Audit and Finance Committee has been an independent director as defined under the New York Stock Exchange listing standards and the rules of the SEC.

Number of meetings in 2016: Six

Functions:

•	Reviews our consolidated financial statements, including accounting principles and practices
•	Appoints or replaces our independent registered public accounting firm and approves the scope of its audit services and fees
•	Reviews and approves non-audit services performed by and fees of our independent registered public accounting firm
•	Reviews our compliance procedures and scope of internal controls
•	Reports to the Board of Directors on the adequacy of financial statement disclosures and adherence to accounting principles
•	Reviews financial policies which may impact our financial statements
•	Oversees our internal audit function with the Manager of Internal Audit reporting directly to the Audit and Finance Committee
•	Monitors compliance with financing agreements
•	Monitors the functions of our Pension and Retirement Committee
•	Reviews and approves any related person transactions under our related person transaction policy

Under our Guidelines, no director may serve on a total of more than three public company audit committees. All of our directors are in compliance with that provision of our Guidelines.

Compensation Committee

Members:	Three non-employee directors:
Ms. McKibben (Chair), Mr. Spiro and Mr. Torricelli. Mr. Putnam served on Compensation Committee until Mr. Torricelli was appointed to the Compensation Committee in February 2017. Mr. De Perio served on the Compensation Committee until May 2016. During his or her term of service, each of the current members of the Compensation Committee has been an independent director as defined under the New York Stock Exchange listing standards.

Number of meetings in 2016: Two

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

The processes and procedures followed by our Compensation Committee in considering and determining compensation are described below under the heading “Compensation Process.” In addition, the Compensation Committee may form and delegate authority to subcommittees when appropriate.

Nominating and Governance Committee

Members:	Three non-employee directors:
Mr. Spiro (Chair), Mr. Putnam and Mr. Searing. Mr. De Perio served on the Nominating and Governance Committee until May 2016. During his term served, each of the current members of the Nominating and Governance Committee has been an independent director as defined under the New York Stock Exchange listing standards.

Number of meetings in 2016: Three

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

Item 14. Principal Accountant Fees and Services.

AUDIT AND OTHER FEES AND AUDIT AND FINANCE COMMITTEE PRE-APPROVAL POLICY

Audit and Other Fees

Below is a listing of the services provided by type and amount charged to us by our independent registered public accounting firms for fiscal years 2016 and 2015. On June 6, 2016, the Audit and Finance Committee engaged Marcum LLP (“Marcum”) as our independent registered public accounting firm for the year ending December 31, 2016. Effective on May 10, 2016, PricewaterhouseCoopers LLP (“PwC”) declined to stand for re-election as our independent registered public accounting firm. The listing below reflects this change in our independent registered public accounting firm in fiscal year 2016.

	Fiscal Year 2016 (1)	Fiscal Year 2015
Audit Fees:
GAAP and statutory audits	$467,731	$2,527,091
Audit-Related Fees:
Services related to business transactions	$0	$0
Employee benefit plan audits	$12,250	$6,000
Attest services and other	$57,182	$15,239
Total Audit-Related Fees	$69,432	$21,239
Tax Fees (tax preparation, advice and consulting)	$58,839	$450,438
All Other Fees:
Other Business Consulting Fees	$202,935	$0
Financial training materials	$1,800	$3,600

(1)	Fiscal Year 2016 includes Audit and Audit-Related fees to PwC totaling $221,325 and other fees totaling $204,735. Marcum Audit and Audit related fees for the fiscal year 2016 total $303,589 and $58,839 for Tax Fees. Employee benefit plan audits are provided by Grant Thornton LLP.

Audit and Finance Committee Pre-Approval Policy of Audit and Permissible Non-Audit Services

All the services provided by our independent registered public accounting firm are subject to pre-approval by the Audit and Finance Committee. The Audit and Finance Committee has authorized the Chairman of the Audit and Finance Committee to approve services by our independent registered public accounting firm in the event there is a need for approval prior to the next full Audit and Finance Committee meeting. The Chairman reports any pre-approval decisions to the Audit and Finance Committee at its next scheduled meeting.

With respect to each proposed pre-approved service, our independent registered public accounting firm provides back-up documentation as requested, including estimated fees regarding the specific services to be provided. The Audit and Finance Committee (or Chairman, as applicable) reviews the services and the estimated fees and considers whether approval of the proposed services will have a detrimental impact on our independent registered public accounting firm’s independence prior to approving any service. At least annually, a member of our management reports to the Audit and Finance Committee all audit and non-audit services performed during the previous twelve months and all fees billed by our independent registered public accounting firm for those services.

In fiscal year 2016 and 2015, all audit services, audit-related services, tax services and those items described above under all other fees were pre-approved by the Audit and Finance Committee or the Chairman.

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

3. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10, No. 1-14310).
3.2	Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.4	Amended and Restated Bylaws of the Company, effective November 7, 2013 (incorporated by reference to Exhibit 3.1 to Imation’s Form 10-Q for the quarter ended September 30, 2013).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on February 21, 2017).
3.6	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 on Imation's Current Report on Form 8-K, filed August 11, 2015).
4.1	Rights Agreement, dated as of August 7, 2015, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 on Imation's Current Report on Form 8-K, filed August 11, 2015).
10.1*	Stock Purchase and Merger Agreement, dated October 14, 2015, by and among the Company, Imation Transporter Co., Connected Data, Inc., and certain other parties named therein (incorporated by reference to the Company's Current Report on Form 8-K filed October 20, 2015).
10.2*	Imation Corp. TDK Corporation Agreement dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).
10.3	Purchase and Sale Agreement between the Company and Larson Family Real Estate LLLP, dated December 18, 2015 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).
10.4	First Amendment to the Purchase and Sale Agreement between the Company and Larson Family Real Estate LLLP, dated December 30, 2015 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).
10.5	Purchase and Sale Agreement between the Company and DPI Inc., dated January 4, 2016 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).
10.6	Form of Indemnity Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.7*	1996 Directors Stock Compensation Program, as amended May 8, 2002 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.8*	Imation Corp. 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.9*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.10*	Amendment to 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.11*	Form of Amendment to 2000 Employee Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8- K filed on February 13, 2006).
10.12*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.13*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.14*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Employees 2004 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.15*	Form of 2000 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.16*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Employees 2004 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.17*	Form of 2000 Stock Incentive Plan Stock Option Agreement — Executive Officers 2004 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.18*	Imation Corp. 2005 Stock Incentive Plan, as amended November 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.19*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Employees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.20*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.21*	Form of Amendment to 2005 Stock Incentive Plan Option Agreements — Executive Officer (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.22*	Form of 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.23*	Form of Amendment to 2005 Stock Incentive Plan Stock Option Agreement — Directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.24*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Employees (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.25*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Executive Officers (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.26*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreements — Executive Officer (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.27*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on May 9, 2005).
10.28*	Form of Amendment to 2005 Stock Incentive Plan Restricted Stock Award Agreement — Directors (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 16, 2005).
10.29*	Form of Amendment to 2004 and 2005 Executive Officer Option Agreements under the 2000 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.30*	Form of 2005 Stock Incentive Plan Amendment to 2005 Stock Option Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.31*	Form of 2005 Stock Incentive Plan Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed on February 13, 2006).

10.32*	Form of 2005 Stock Incentive Plan Amendment to 2005 Restricted Stock Award Agreements — Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.33*	Form of 2005 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.34*	Form of 2005 Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.35*	Form of 2005 Stock Incentive Plan Executive Officer Option Agreement (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.36*	Form of 2005 Stock Incentive Plan Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed on February 13, 2006).
10.37*	Imation Corp. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.38*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.39*	Form of 2008 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.40*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.41*	Form of 2008 Stock Incentive Plan Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on May 12, 2008).
10.42*	Form of 2008 Stock Incentive Plan Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.43*	Form of 2008 Stock Incentive Plan Stock Option Agreement for Executive Officers (3 yr vest) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.44*	Form of 2008 Stock Incentive Plan Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.45*	Imation Corp. 2011 Stock Incentive Plan, as amended and restated (2013) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-188429, filed on May 8, 2013).
10.46*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.47*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.48*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.49*	Form of 2011 Stock Incentive Plan Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.4 to Imation’s Form 10-Q for the quarter ended March 31, 2011)
10.50*	Form of 2011 Stock Incentive Plan Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.51*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (pre 2013) (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.52*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K Current Report filed on November 25, 2014).
10.53*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.54*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2013) (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.55*	Form of 2011 Stock Incentive Plan, Performance-Based Cash Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 16, 2014).
10.56*	Form of 2011 Stock Incentive Plan Amendment to Performance Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on January 15, 2015).
10.57*	Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
10.58*	Form of 2011 Stock Incentive Plan, Performance-Based Restricted Stock Award Agreement for Executive Officers for 2014 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 16, 2014).
10.59*	Form of 2011 Stock Incentive Plan Amendment to Performance Based Restricted Stock Award Agreement for Executive Officers (2014) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.60*	Form of 2011 Stock Incentive Plan Performance Based Restricted Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.61*	Form of 2011 Stock Incentive Plan Performance Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on November 25, 2014).
10.62*	Imation Corp. Director Compensation Program, effective May 4, 2005 (as amended effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.63*	Form of Restricted Stock Unit Award Agreement for Directors (incorporated by Reference to the Company's Current Report on Form 8-K, filed on November 19, 2015).
10.64*	Imation Excess Benefit Plan (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10, No. 1-14310).
10.65*	Description of 2013 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 13, 2013).
10.66*	Description of 2014 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on March 14, 2014).
10.67*	Description of 2015 Annual Bonus Plan Target Approval (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 13, 2015).
10.68*	Employment Agreement dated October 14, 2015, between the Company and Robert. B. Fernander (incorporated by reference to the Company's Current Report on Form 8-K, filed on October 20, 2015).
10.69*	Renewal, Extension and Amendment of Employment Agreement, dated as of October 14, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 19, 2016).
10.70*	Second Amendment to Employment Agreement, dated as of November 22, 2016, by and between the Company and Robert B. Fernander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.71*	Employment Agreement, dated as of November 22, 2016, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.72*	Escrow Agreement, dated as of January 31, 2017, by and among Nexsan Corporation, Robert B. Fernander, the Company and Clint Parsley, as escrow agent (incorporated herein by reference to Exhibit 10.72 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
10.73*	Severance Agreement, dated as of March 7, 2017, by and among Nexsan Corporation, Robert B. Fernander and the Company (incorporated herein by reference to Exhibit 10.73 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).

10.74*	Separation Agreement dated August 19, 2015, between the Company and Mark E. Lucas (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on August 19, 2015).
10.75*	Separation Agreement dated September 28, 2015, between the Company and R. Ian Williams (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on September 29, 2015).
10.76*	Separation Agreement dated as of November 25, 2015, between the Company and Scott J. Robinson (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on November 25, 2015).
10.77*	Separation Agreement dated as of January 13, 2016, between the Company and John P. Breedlove (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K, filed on January 13, 2016).
10.78*	Barrall Consulting Agreement dated August 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).
10.79*	Fernander Consulting Agreement dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).
10.80*	Realization Services Inc. Consulting Agreement dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).
10.81*	Amendment to Realization Services Inc. Consulting Agreement dated September 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).
10.82*	Second Amendment to Realization Services Inc. Consulting Agreement dated November 17, 2015 (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).
10.83*	Third Amendment to Realization Services Inc. Consulting Agreement dated January 1, 2016 (incorporated by reference to Exhibit 10.87 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).
10.84*	Employment Agreement, entered into effective as of April 26, 2016, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 29, 2016).
10.85*	Amendment No. 1 to Employment Agreement, dated as of February 2, 2017, by and between the Company and Danny Zheng (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.86	Amended and Restated Letter Agreement, dated April 29, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q/A for the quarter ended March 31, 2016).
10.87	Stock Purchase Agreement, dated as of November 22, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.88	Amendment No. 1 to Stock Purchase Agreement, dated as of December 12, 2016, by and between the Company and NXSN Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2016).
10.89	Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2016).
10.90	Amendment No. 1 to Subscription Agreement, dated as of January 9, 2017, by and between the Company and Clinton Group, Inc. (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on January 10, 2017).
10.91	Senior Secured Convertible Note, dated as of January 23, 2017, payable by NXSN Acquisition Corp. to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).
10.92	Guaranty and Security Agreement, dated as of January 23, 2017, by and among the Company, NXSN Acquisition Corp., Nexsan Corporation and the other grantors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2017).
10.93	Capacity and Services Agreement, dated as of February 2, 2017, by and among Clinton Group, Inc., the Company and GlassBridge Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).

10.94	Registration Rights Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.95	Letter Agreement, dated as of February 2, 2017, by and between the Company and Madison Avenue Capital Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 3, 2017).
10.96*	Services Agreement, dated as of March 2, 2017, by and between the Company and Clinton Group, Inc. (incorporated herein by reference to Exhibit 10.96 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
16.1	Letter from PricewaterhouseCoopers LLP to the U.S. Securities and Exchange Commission, dated May 12, 2016 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2016).
21.1	Subsidiaries of GlassBridge Enterprises, Inc. (incorporated herein by reference to Exhibit 21.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP) (incorporated herein by reference to Exhibit 23.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2015, as filed with the SEC on March 24, 2017).
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (incorporated herein by reference to Exhibit 23.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
24.1	Power of Attorney (incorporated herein by reference to Exhibit 24.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
31.3†	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4†	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).
101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015, (iii) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and Notes to Consolidated Financial Statements (incorporated herein by reference to Exhibit 101 in the Company’s Annual Report on Form 10-K (File No. 1-14310) for the period ended December 31, 2016, as filed with the SEC on March 24, 2017).

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.

By:	/s/ Joseph A. De Perio
Joseph A. De Perio Chairman (principal executive officer)

Date: May 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. De Perio	Chairman (principal executive officer)	May 1, 2017
Joseph A. De Perio

/s/ Danny Zheng	Interim Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer)	May 1, 2017
Danny Zheng

*	Director	May 1, 2017
Tracy McKibben

*	Director	May 1, 2017
Donald Putnam

*	Director	May 1, 2017
Robert Searing

*	Director	May 1, 2017
Alex Spiro

*	Director	May 1, 2017
Robert G. Torricelli

*By:	/s/ Joseph A. De Perio
Joseph A. De Perio Attorney-in-fact

