Form 10-Q
period 2017-03-31
GlassBridge Enterprises, Inc.
filed 2017-05-15
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from ____________ to ____________

Commission File Number: 1-14310

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,991,137 shares of Common Stock, par value $0.01 per share, were outstanding as of May 11, 2017.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenue	$9.6	$10.7
Cost of goods sold	5.2	6.3
Gross profit	4.4	4.4
Operating expenses:
Selling, general and administrative	8.8	10.6
Research and development	2.5	3.4
Restructuring and other	0.5	6.8
Total	11.8	20.8
Operating loss from continuing operations	(7.4)	(16.4)
Other income (expense):
Income from short term investments	—	1.6
Other income (expense), net	—	(1.5)
Total	—	0.1
Loss from continuing operations before income taxes	(7.4)	(16.3)
Income tax benefit	0.1	1.6
Loss from continuing operations	(7.3)	(14.7)
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	—	2.4
Loss from discontinued operations, net of income taxes	(2.0)	(3.1)
Reclassification of cumulative translation adjustment	—	(75.7)
Loss from discontinued operations, net of income taxes	(2.0)	(76.4)
Net loss including noncontrolling interest	(9.3)	(91.1)
Less: Net loss attributable to noncontrolling interest	(1.5)	—
Net loss attributable to GlassBridge Enterprises, Inc.	$(7.8)	$(91.1)

Loss per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(1.41)	$(3.97)
Discontinued operations	(0.49)	(20.65)
Net loss	$(1.90)	$(24.62)

Weighted average common shares outstanding:
Basic and diluted	4.1	3.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss including noncontrolling interest	$(9.3)	$(91.1)

Other comprehensive (loss) income, net of tax:

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	—	0.1
Reclassification of adjustment for defined benefit plans recorded in net loss	0.1	1.3
Total net pension adjustments	0.1	1.4

Net foreign currency translation:
Unrealized foreign currency translation losses	—	(0.8)
Realized cumulative translation adjustments from disposal of businesses	—	75.7
Total net foreign currency translation	—	74.9

Total other comprehensive income (loss), net of tax	0.1	76.3

Comprehensive loss including noncontrolling interest	(9.2)	(14.8)
Less: Comprehensive loss attributable to noncontrolling interest	(1.5)	—
Comprehensive loss attributable to GlassBridge Enterprises, Inc.	$(7.7)	$(14.8)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12.4	$10.0
Short term investments	10.7	22.0
Accounts receivable, net	7.6	7.7
Inventories	4.3	4.1
Other current assets	4.7	3.2
Current assets of discontinued operations	10.9	10.5
Total current assets	50.6	57.5
Property, plant and equipment, net	2.7	2.8
Intangible assets, net	13.0	3.4
Goodwill	3.8	3.8
Other assets	4.9	1.0
Non-current assets of discontinued operations	2.9	2.8
Total assets	$77.9	$71.3
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6.7	$7.1
Other current liabilities	17.8	16.0
Current liabilities of discontinued operations	41.0	39.7
Total current liabilities	65.5	62.8
Other liabilities	29.6	29.4
Other liabilities of discontinued operations	4.3	4.4
Total liabilities	99.4	96.6
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 5.7 million issued	0.1	—
Additional paid-in capital	1,052.2	1,042.8
Accumulated deficit	(1,026.9)	(1,019.1)
Accumulated other comprehensive loss	(20.5)	(20.6)
Treasury stock, at cost: 0.7 million shares at March 31, 2017; 0.7 million shares at December 31, 2016	(27.7)	(28.4)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(22.8)	(25.3)
Noncontrolling interest	1.3	—
Total shareholders’ deficit	(21.5)	(25.3)
Total liabilities and shareholders’ deficit	$77.9	$71.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
The assets of the consolidated variable interest entity that can be used only to settle obligations of the consolidated variable interest entity (“VIE”) and the liabilities of the entity for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

March 31,
2017
(unaudited)
Assets
Cash and cash equivalents	$1.0
Accounts receivable, net	$7.6
Inventories	$4.3
Intangible assets, net and Goodwill	$7.0
Other assets	$6.6
Liabilities
Accounts payable	$6.0
Other current liabilities	$9.2
Other liabilities	$4.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss including noncontrolling interest	$(9.3)	$(91.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	0.9	0.7
Realized cumulative translation adjustment	—	75.7
Short term investment	11.3	(36.6)
Other, net	—	1.3
Changes in operating assets and liabilities	1.0	(19.5)
Net cash provided by (used in) operating activities	3.9	(69.5)
Cash Flows from Investing Activities:
Capital expenditures	(0.3)	(0.1)
Purchase of equity securities	(4.0)	—
Proceeds from sale of assets and business	—	25.5
Net cash provided by (used in) investing activities	(4.3)	25.4
Cash Flows from Financing Activities:
Debt repayments	—	(0.2)
Capital contributions from noncontrolling interest	2.8	—
Net cash provided by (used in) financing activities	2.8	(0.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.1
Net change in cash and cash equivalents	2.4	(44.2)
Cash and cash equivalents — beginning of period	10.0	70.4
Cash and cash equivalents — end of period	$12.4	$26.2

Supplemental disclosures of non-cash investing and financing activities:
Non-cash transaction with Clinton Group, Inc.	$10.1	$—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
GlassBridge Enterprises, Inc. (“GlassBridge”, “the Company”, “we”, “us” or “our”) is a holding company. Our wholly-owned subsidiary GlassBridge Asset Management, LLC (“GBAM”) is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Our partially-owned subsidiary NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”) operates a global enterprise data storage business through its subsidiaries. The Company actively explores a diverse range of new, strategic asset management business opportunities for its portfolio.
The interim Condensed Consolidated Financial Statements of GlassBridge are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal and recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Condensed Consolidated Financial Statements and Notes are presented in accordance with the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes presented in accordance with the requirements of Annual Reports on Form 10-K.
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company owns or controls fifty percent or more of the voting shares and has the right to control. The results of entities disposed of are included in the unaudited Condensed Consolidated Financial Statements up to the date of the disposal and, where appropriate, these operations have been reflected as discontinued operations. All inter-company balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included in the interim results reported.
The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses for the reporting periods. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
The December 31, 2016 Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the U.S. Securities and Exchange Commission on March 24, 2017.
The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line (the “Nexsan Business”, which consists of the products of NXSN's subsidiaries Nexsan Corporation (together with its subsidiaries other than CDI, “Nexsan”) and Connected Data, Inc. (“CDI”)), and our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses. Assets and liabilities directly associated with our Legacy Businesses and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both March 31, 2017 and December 31, 2016. See Note 4 - Discontinued Operations for further information.
On January 23, 2017, we closed a transaction (the “NXSN Transaction”) with NXSN, pursuant to which all of the issued and outstanding common stock of Nexsan and CDI was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Note”). Spear Point Private Equity LP (“SPPE”), an affiliate of Spear Point Capital Management, LLC, owns the remaining 50% issued and outstanding shares of NXSN common stock and shares of NXSN non-voting preferred stock. As a result of the NXSN Transaction, we identified NXSN as a variable interest entity (“VIE”). We consolidate a VIE in our financial statements if we are deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Following January 23, 2017, NXSN’s financial results are included in our Condensed Consolidated Financial Statements since it was determined that we are the primary beneficiary. Until January 23, 2017, we owned 100% of the equity interest of Nexsan and CDI, their financial results were included in our Condensed Consolidated Financial Statements as wholly-owned subsidiaries. See Note 14 - Segment Information for additional information.

On February 2, 2017, we closed a transaction with Clinton Group, Inc. (“Clinton”) which has facilitated the launch of our Asset Management Business, that consists of our investment advisory business conducted through GBAM (the “Capacity and Services Transaction”). See Note 6 - Intangible Assets and Goodwill and Note 16 - Related Party Transactions for further information.
On February 21, 2017, the Company effected a 1:10 reverse split of our common stock, without any change in the par value per share (the “Reverse Stock Split”), and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000. All share and per share values of the Company’s common stock for all periods presented are retroactively restated for the effect of the Reverse Stock Split.
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
Note 2 — Recently Issued or Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. For GlassBridge, this standard was effective prospectively beginning January 1, 2017, with early adoption permitted. This standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU No. 2014-09, Revenue from Contracts with Customers, to clarify principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). To determine the nature of its promise to the customer, the entity must first identify each specified good or service to be provided to the customer and then (before transferring it) assess whether it controls each specified good or service. The new ASU clarifies how an entity should identify the unit of accounting (the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. ASU No. 2016-08 will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year, concurrent with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company is evaluating the impact this standard will have on the Company’s consolidated results of operations and financial condition.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU No. 2016-09 was effective for the Company beginning in its first quarter of 2017. This standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends ASU No. 2014-09, Revenue from Contracts with Customers. In terms of identifying performance obligations in a revenue arrangement, the amendments clarify how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance would also allow entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. With regard to the licensing, the amendments clarify how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time. The standard also clarifies certain other aspects relative to licensing. ASU No. 2016-10 will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year, concurrent with ASU No. 2014-09. The Company is evaluating the impact this standard will have on the Company’s consolidated results of operations and financial condition.
In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. The standard was effective January 1, 2017 with retrospective application to January 1, 2016. This standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
In February 2017, the FASB issued ASU No. 2017-06, Employee Benefit Plan Master Trust Reporting. This ASU provides guidance for reporting by an employee benefit plan for its interest in a master trust. The amendment is effective for fiscal years beginning after December 15, 2018. The amendment should be applied retrospectively with earlier adoption permitted. The Company is in the process of determining the effect of adopting this standard on the Company’s consolidated results of operations and financial condition.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. In addition, only service costs are eligible for capitalization. The standard will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated results of operations and financial condition.
Note 3 — Loss per Common Share
Basic loss per common share is calculated using the weighted average number of shares outstanding for the period. Unvested restricted stock and treasury shares are excluded from the calculation of basic weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
Diluted loss per common share is computed on the basis of the weighted average shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. As we incurred a net loss for the three months ended March 31, 2017 and 2016, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period.
The following table sets forth the computation of the weighted average basic and diluted loss per share:

	Three Months Ended
	March 31,
(In millions, except for per share amounts)	2017	2016
Numerator:
Loss from continuing operations	$(7.3)	$(14.7)
Less: loss attributable to noncontrolling interest	(1.5)	—
Net loss from continuing operations attributable to GlassBridge Enterprises, Inc.	(5.8)	(14.7)
Loss from discontinued operations, net of income taxes	(2.0)	(76.4)
Net loss attributable to GlassBridge Enterprises, Inc.	$(7.8)	$(91.1)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted	4.1	3.7

Loss per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(1.41)	$(3.97)
Discontinued operations	(0.49)	(20.65)
Net loss	$(1.90)	$(24.62)

Anti-dilutive shares excluded from calculation	0.3	0.5

Note 4 — Discontinued Operations
The operating results for the Legacy Businesses, which includes the IronKey business, are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.
GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of March 31, 2016, because we had ceased operations in all of our international legal entities other than those associated with Nexsan, we had determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company’s U.S. corporate function. Accordingly, the Company reclassified into discontinued operations $75.7 million of foreign currency translation losses associated with our Legacy Businesses for the three months ended March 31, 2016.
Additionally, in February 2016 the Company sold its IronKey mobile security solutions business to Kingston Digital, Inc. (“Kingston”) and DataLocker Inc. (“DataLocker”) pursuant to two asset purchase agreements which qualified as the sale of a business. The Company recorded a pre-tax gain on the IronKey sale of $3.8 million during the first quarter of 2016.
The key components of the results of discontinued operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net revenue	$—	$2.0
Cost of goods sold	—	0.6
Gross Profit	—	1.4
Selling, General and administrative	2.0	4.0
Research and development	—	0.5
Restructuring and other	0.1	(0.3)
Reclassification of cumulative translation adjustment	—	75.7
Other (Income) Expense	(0.1)	0.3
Loss from discontinued operations, before income taxes	(2.0)	(78.8)
Gain on sale of discontinued businesses, before income taxes	—	3.8
Income tax provision	—	1.4
Loss from discontinued operations, net of income taxes	$(2.0)	$(76.4)
The income tax provision related to discontinued operations were $0.0 million and $1.4 million for the quarters ended March 31, 2017 and 2016, respectively. See Note 10 - Income Taxes for additional information.
Current assets of discontinued operations of $10.9 million as of March 31, 2017 principally include approximately $9.8 million of restricted cash, primarily associated with our disputing of certain payables to a vendor. Current assets of discontinued operations of $10.5 million as of December 31, 2016 principally included approximately $9.4 million of restricted cash, primarily associated with our disputing of certain payables to a vendor. See Note 15 - Litigation, Commitments and Contingencies for additional information.
Current liabilities of discontinued operations of $41.0 million as of March 31, 2017 included accounts payable of $22.7 million, $3.1 million of customer credit and rebate accruals, $12.6 million of legal accruals and $2.6 million of other current liability amounts. Current liabilities of discontinued operations of $39.7 million as of December 31, 2016 included $22.8 million of accounts payable, $3.2 million of customer credit and rebate accruals, $11.0 million of legal accruals and $2.7 million of other current liability amounts. See Note 15 - Litigation, Commitments and Contingencies for additional information.

Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:
The Company’s accounts receivable are solely related to the Nexsan Business and reported on the Condensed Consolidated Balance Sheet as the net of reserves and allowances. The reserves and allowances were $0.2 million for the periods ended March 31, 2017 and December 31, 2016. Reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts. In the first quarter of 2017, we sold $1.0 million of Nexsan Business accounts receivable to affiliates of Spear Point Capital Management LLC and received a $0.9 million cash advance, with the discount recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. Nexsan has an option to repurchase the accounts receivable at the original sale price plus 2% interest per month. The amount of the accounts receivable sold is not included as an asset on our Condensed Consolidated Balance Sheet.
Other assets include a $4.0 million strategic investment in equity securities, which is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. We will account for such investments under the cost method of accounting.
Other current liabilities primarily includes deferred revenue of $7.2 million and $6.7 million related to the Nexsan Business, levy accruals of $5.0 million and $4.9 million and accrued payroll of $2.7 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively.
Other liabilities include pension liabilities of $24.0 million and $24.1 million as of March 31, 2017 and December 31, 2016, respectively.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of developed technology recorded as a result of the acquisition of CDI on October 14, 2015 and intangible assets acquired on February 2, 2017 when we closed the Capacity and Services Transaction with Clinton. The Capacity and Services Transaction allows for GBAM to place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for an initial term of five years, for which the Company issued to Clinton’s affiliate Madison Avenue Capital Holdings, Inc. 1,250,000 shares of its common stock as consideration. We recorded the 1,250,000 shares of common stock issued as an intangible asset and calculated a fair value of $10.1 million using our closing stock price on February 2, 2017. We are amortizing the $10.1 million on a straight-line basis over the five year term. See Note 16 - Related Party Transactions for additional information.

(In millions)	Capacity Agreement	Developed Technology	Total
March 31, 2017
Cost	$10.1	$4.3	$14.4
Accumulated amortization	(0.3)	(1.1)	(1.4)
Intangible assets, net	$9.8	$3.2	$13.0
December 31, 2016
Cost	$—	$4.3	$4.3
Accumulated amortization	—	(0.9)	(0.9)
Intangible assets, net	$—	$3.4	$3.4
Amortization expense for intangible assets consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Amortization expense	$0.5	$0.2
Estimated amortization expense for the remainder of 2017 and each of the next four years is as follows:

(In millions)	2017 (Remainder)	2018	2019	2020	2021
Amortization expense	$2.1	$2.7	$2.7	$2.7	$2.6

Goodwill
The goodwill balance was $3.8 million as of March 31, 2017 and December 31, 2016. The goodwill is solely contained within the Nexsan Business. There are no impairment indicators based on management’s assessment. We will monitor our results and expected cash flows in the future to access whether consideration of an impairment of goodwill may be necessary.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Restructuring Expense:
Severance and related	$0.6	$—
Total Restructuring	$0.6	$—
Other Expense:
Pension settlement/curtailment (Note 9)	$—	$1.2
Asset disposals / write down	—	0.3
Other(1)	(0.1)	5.3
Total Other	$(0.1)	$6.8
Total Restructuring and Other	$0.5	$6.8
(1) For the three months ended March 31, 2017, other includes consulting credits of $0.1 million. For the three months ended March 31, 2016, other includes consulting expenses of $2.1 million and $1.0 million for Realization Services, Inc. (“RSI”) (See Note 16 - Related Party Transactions for additional information) and Otterbourg P.C., respectively, as well as $2.2 million for other employee costs and consulting fees directly attributable to our Restructuring Plan. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.
Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2016	$—
Charges	0.6
Usage and payments	(0.4)
Accrued balance at March 31, 2017	$0.2
Note 8 — Stock-Based Compensation
Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Stock-based compensation expense	$—	$0.2
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2016. Stock-based compensation was less than $0.1 million for the period ending March 31, 2017, and 0.2 million for the period ending March 31, 2016. As of March 31, 2017, there were 185,755 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.

Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2016	286,707	$77.50
Granted	—	—
Exercised	—	—
Canceled	(7,712)	123.97
Forfeited	(4,147)	14.00
Outstanding March 31, 2017	274,848	$76.83
Exercisable as of March 31, 2017	231,858	$88.21
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the Black-Scholes valuation of stock options:

	Three Months Ended
	March 31,
	2017	2016
Volatility	44.3%	41.0%
Risk-free interest rate	1.6%	1.8%
Expected life (months)	72	72
Dividend yield	—	—
As of March 31, 2017, there was $0.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2016	79,926	$20.63
Granted	48,000	7.03
Grant adjustments	(324)	38.00
Vested	(2,071)	17.57
Forfeited	—	—
Nonvested as of March 31, 2017	125,531	$15.44
The cost of the awards is determined using the fair market value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of March 31, 2017, there was $1.0 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 3.5 years.

Stock Appreciation Rights
During the three months ended March 31, 2017 we did not grant any Stock Appreciation Rights (“SARs”). Outstanding SARs expire 5 years after the grant date and only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met. Additionally, under the terms of the 2015 SARs, any cash payments to an individual under a 2015 vested SAR would reduce any cash payment received under any earlier SAR grant pertaining to that individual, if and when such earlier SAR vests. For the stock price condition, based on the terms of the awards, 50% of the SARs may vest if the 30-day average GlassBridge stock price reaches $80 per share or more by December 31, 2017 and the remaining 50% of the SARs could vest if the 30-day average GlassBridge stock price reaches $120 per share or more by December 31, 2017. Additionally, for the revenue performance condition, as a condition necessary for vesting, the net revenue of the Nexsan Business must reach certain specified stretch targets by December 31, 2017. If exercised, the SARs require a cash payment to the holder in an amount based on the GlassBridge stock price at the date of exercise as compared to the stock price at the date of grant. As of March 31, 2017 and December 31, 2016, we had 0.2 million SARs outstanding. We have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three months ended March 31, 2017, consistent with the funding requirements of our worldwide pension plans, we did not make any contributions to such plans. Effective January 1, 2010, the U.S. plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. plan as of January 1, 2011, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits were made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. We presently anticipate contributing between $0.5 million and $1 million to fund our worldwide pension plans in the next 12 months.
Components of net periodic pension (credit) cost included the following:

	United States
	Three Months Ended March 31,
(In millions)	2017	2016
Interest cost	$0.6	$0.7
Expected return on plan assets	(0.8)	(0.9)
Amortization of net actuarial loss	0.1	0.1
Net periodic pension credit	(0.1)	(0.1)
Settlement loss	—	1.2
Total pension (credit) cost	$(0.1)	$1.1
Germany is the Company’s only remaining international plan and the components of net periodic pension (credit) cost for this plan were immaterial for the three months ended March 31, 2017 and 2016.
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three months ended March 31, 2017, we recorded income tax benefit from continuing operations of $0.1 million. For the three months ended March 31, 2016, we recorded income tax benefit of $1.6 million. The change in the income tax expense from continuing operations for the three months ended March 31, 2017 compared to the same period last year is primarily related to the intraperiod allocation of total tax expense between continuing operations and discontinued operations in the prior year. The effective income tax rate for the three months ended March 31, 2017 differs from the U.S. federal statutory rate of 35% primarily due to a valuation allowance on various deferred tax assets.
We file income tax returns in multiple jurisdictions and are subject to review by various U.S and foreign taxing authorities. Our U.S. federal income tax returns for 2014 through 2016 are subject to examination by the Internal Revenue Service. With few exceptions, we are no longer subject to examination by foreign tax jurisdictions or state and local tax jurisdictions for years before 2010. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $1.2 million and $1.3 million as of March 31, 2017 and December 31, 2016, respectively. These liabilities are associated with our Legacy Businesses and have been included with the separately presented other liabilities of discontinued operations on the face of our Condensed Consolidated Balance Sheet. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however it is not possible to reasonably estimate the effect at this time.
Note 11 — Major Customers and Accounts Receivable
Major customers are those customers that account for more than 10% of revenues or accounts receivable. For the three months ended March 31, 2017, 37% of revenues were derived from two major customers and the accounts receivable from these customers represented 31% of total accounts receivable as of March 31, 2017. The loss of these customers could have a material adverse effect on the Company’s operations.
For the three months ended March 31, 2016, 24% of revenues were derived from one major customer and the accounts receivable from this customer represented 10% of total accounts receivable as of December 31, 2016.
Note 12 — Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. A financial instrument’s level within the hierarchy is based on the highest level of any input that is significant to the fair value measurement. Following is a description of our valuation methodologies used to estimate the fair value for our assets and liabilities.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. As of March 31, 2017 there were no indicators that would require an impairment of goodwill, intangible assets or property, plant and equipment.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, our contingent consideration obligations associated with the acquisition of CDI and investments in trading securities (described further below under the “Trading Equity Securities” heading). See Note 15 - Litigation, Commitments and Contingencies for additional information on the CDI contingent consideration. The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$1.2	$1.2		$—
Liabilities:
Contingent consideration associated with CDI acquisition	$0.3	$—	$—	$0.3

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$2.5	$2.5		$—
Liabilities:
Contingent consideration associated with CDI acquisition	$0.3	$—	$—	$0.3
Trading Equity Securities
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss associated with this trading security as a component of “Other income (expense)” in our Condensed Consolidated Statements of Operations and purchases or sales of this security are reflected as operating activities in our Condensed Consolidated Statements of Cash Flows. As of March 31, 2017, the short term investment balance in Clinton Lighthouse was $9.5 million compared to a $19.5 million as of December 31, 2016. We recorded an unrealized gain of less than $0.1 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively, related to Clinton Lighthouse, which are reflected within “Other income (expense)” in the Condensed Consolidated Statements of Operations. See Note 16 - Related Party Transactions for more information.
In connection with the adoption of ASU No. 2015-07, Fair Value Measurement (Topic 820), FASB Accounting Standards Codification 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of March 31, 2017 and December 31, 2016, our short term investment in Clinton Lighthouse were fair valued using the NAV as practical expedient and has been removed from the fair value hierarchy table above.
Other Assets and Liabilities
The carrying value of accounts receivable and accounts payable approximate their fair values due to the short-term duration of these items.

Note 13 — Shareholders’ Equity
Common Stock
In connection with the Capacity and Services Transaction with Clinton, we issued to Clinton’s affiliate Madison Avenue Capital Holdings, Inc. 1,250,000 shares of our common stock as consideration for the capacity and services provided by Clinton. We recorded the 1,250,000 shares of common stock issued as an intangible asset and calculated a fair value of $10.1 million using our closing stock price on February 2, 2017. We recorded par value as common stock and amount in excess of the par value as additional paid-in capital. See Note 16 - Related Party Transactions for additional information.
Treasury Stock
On May 2, 2012, the Company's Board of Directors (the “Board”) authorized a share repurchase program that allowed for the repurchase of 500,000 shares of common stock. On November 14, 2016, our Board authorized a new share repurchase program under which we may repurchase up to 500,000 shares of common stock. This authorization replaces the Board’s previous share repurchase authorization from May 2, 2012. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.
We did not repurchase any shares during the three months ended March 31, 2017. Since the inception of the November 14, 2016 authorization, we have repurchased 24,086 shares of common stock for $0.2 million and, as of March 31, 2017, we had remaining authorization to repurchase 475,914 additional shares. The treasury stock held as of March 31, 2017 was acquired at an average price of $39.71 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2016	744,091
Restricted stock grants	(48,000)
Forfeitures and other	561
Balance as of March 31, 2017	696,652
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$(19.6)	$(1.0)	$(20.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.1	—	0.1
Net current period other comprehensive (loss) income	0.1	—	0.1
Balance as of March 31, 2017	$(19.5)	$(1.0)	$(20.5)

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Operations Where (Gain) Loss is Presented
	Three Months Ended March 31,
(In millions)	2017	2016
Amortization of net actuarial loss	$0.1	$—	Selling, general and administrative
Pension curtailment / settlement loss	—	1.8	Restructuring and other
Income tax expense	—	(0.5)	Income tax provision (benefit)
Subtotal	0.1	1.3
Cumulative translation adjustment	—	75.7	Discontinued operations
Total reclassifications for the period	$0.1	$77.0
Income taxes are not provided for cumulative translation adjustment relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss and are presented net of taxes in the Consolidated Statements of Comprehensive Loss.
Note 14 — Segment Information
Beginning in the fourth quarter of 2015, in conjunction with our accelerated wind-down of the Company’s Legacy Businesses, the Company changed the manner in which it evaluates the operations of the Company and makes decisions with respect to the allocation of resources. The Company operated in three reportable segments as of December 31, 2015: Storage Media and Accessories; IronKey (which, together with Storage Media and Accessories, we now refer to as our Legacy Businesses); and the Nexsan Business. We sold our IronKey business in February 2016 and have substantially completed the wind-down of the Legacy Businesses as of March 31, 2016. Both former Legacy Businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information about these divestitures.
In connection with the NXSN Transaction (See Note 1 - Basis of Presentation for further information about the NXSN Transaction), all of the issued and outstanding common stock of Nexsan and CDI was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and the NXSN Note. SPPE, an affiliate of Spear Point Capital Management, LLC, owns the remaining 50% issued and outstanding shares of NXSN common stock and shares of NXSN non-voting preferred stock. We entered into a stockholders agreement (the “NXSN Stockholders Agreement”) with SPPE and NXSN providing for certain oversight, management and veto rights with respect to NXSN. As a result, we have the right to designate, individually, two of the five directors serving on the NXSN board of directors (the “NXSN Board”), and to designate jointly, with SPPE, an additional independent director to serve on the NXSN Board, until the NXSN Note is paid in full. We also have approval rights with respect to certain actions proposed to be taken by NXSN, including the issuance of additional amendments to its organizational documents and issuances of additional capital stock.
As a result of the terms and conditions of the NXSN Transaction (including the NXSN Stockholders Agreement and NXSN Note), we identified NXSN as a VIE. We consolidate a VIE in our financial statements if we are deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Although we and SPPE share the power to direct NXSN’s activities until the NXSN Note is paid in full, we have approval rights under the NXSN Note and NXSN Stockholders Agreement with respect to certain actions proposed to be taken by NXSN. Therefore, we are determined to be the primary beneficiary and following January 23, 2017, NXSN’s financial results are included in our Condensed Consolidated Financial Statements. Until January 23, 2017, we owned 100% of the equity interests of Nexsan and CDI. Their financial results were included in our Condensed Consolidated Financial Statements as wholly-owned subsidiaries.
On February 2, 2017, we closed the Capacity and Services Transaction with Clinton. The Capacity and Services Transaction allows GBAM to access investment capacity within Clinton’s quantitative equity strategy. In addition, we have recently taken steps to build our own independent organizational foundation while leveraging Clinton’s capabilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations. Going forward, we will focus on our Asset Management Business as our primary operating business segment. See Note 16 - Related Party Transactions for additional information.

As of March 31, 2017, the Nexsan Business and Asset Management Business are our reportable segments.
We evaluate segment performance based on revenue and operating loss. The operating loss reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. The corporate and unallocated operating loss includes costs which are not allocated to the business segments in management’s evaluation of segment performance such as litigation settlement expense, corporate expense and other expenses.
Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net revenue
Nexsan Business	$9.6	$10.7
Asset Management Business	—	—
Total net revenue	$9.6	$10.7

	Three Months Ended
	March 31,
(In millions)	2017	2016
Operating loss from continuing operations
Nexsan Business	$(4.3)	$(5.2)
Asset Management Business	(0.9)	—
Total segment operating loss	(5.2)	(5.2)
Corporate and unallocated	(1.7)	(4.4)
Restructuring and other	(0.5)	(6.8)
Total operating loss	(7.4)	(16.4)
Income from short term investment	—	1.6
Other income (expense), net	—	(1.5)
Loss from continuing operations before income taxes	$(7.4)	$(16.3)
Note 15 — Litigation, Commitments and Contingencies
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of March 31, 2017, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.
Intellectual Property Litigation
The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) - sometimes referred to as “patent trolls” - who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of March 31, 2017, the Company is not able to reasonably estimate the amount of any monetary liability or financial impact that may be incurred with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On December 31, 2014, IOENGINE, LLC (“IOENGINE”), an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. We strongly disagree with the jury verdict and certain rulings made before trial. We intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal. We have conservatively recorded a liability of $11.0 million within “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheet as of March 31, 2017 (the “IOENGINE Reserve”). The existence of the IOENGINE Reserve should not be construed as a belief or expectation on our part that all or any part of the jury verdict in the IOENGINE matter should or will become due and payable.
On May 6, 2016 Nexsan Technologies Incorporated, a subsidiary of NXSN (“NTI”), filed a complaint in United States District Court for the District of Massachusetts seeking a declaratory judgment against EMC Corporation (“EMC”). NTI alleges that NTI has a priority of right to use certain of its UNITY trademarks and that NTI’s prosecution of its trademark applications with the respect to, and to use of, such trademarks does not infringe upon EMC’s trademarks. In addition, NTI seeks and injunctive relief to prevent EMC from threatening NTI with legal action related to use of UNITY trademarks, or making any public statements or statements to potential customers calling into question NTI’s right to use UNITY trademarks. EMC has answered and counterclaimed alleging that NTI’s use of the UNITY trademark, infringes EMC’s common law rights in the UNITY and EMC UNITY trademarks. On April 14, 2017, the court in the EMC UNITY matter ruled that NTI has priority over EMC to the UNITY trademark in relation to computer data storage and associated technologies. NTI intends to continue to assert its rights to the UNITY trademark in further proceedings.
Trade Payables
On January 26, 2016, CMC Magnetic Corp. (“CMC”), a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages of $6.3 million from the Company and $0.6 million from the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract.  The Company and ILAC deny any liabilities and assert counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment. The Company is disputing payables to CMC for amounts exceeding $6.3 million. CMC has brought similar claims in Japan and the Netherlands against our subsidiaries; we are also denying liabilities and asserting counterclaims on similar grounds in the Japanese and Dutch actions. In June 2016, CMC filed a motion seeking to amend its complaint to increase alleged damages to $7.2 million and add additional defendants including the Company’s directors and officers, which the Company has obligations to defend and indemnify. Thereafter, CMC served its amended complaint and the Company and ILAC answered asserting numerous affirmative defenses and counterclaims. CMC has since retained new counsel in the action and CMC’s time to reply to the counterclaims asserted by the Company and ILAC has been extended by agreement of the parties pending a motion by CMC’s new counsel to further amend CMC’s complaint, which motion was filed and granted by the Court. On January 3, 2017, CMC filed a second amended complaint in the action pending in the District Court of Ramsey County Minnesota.  In addition to alleging that the Company is liable for all open CMC invoices worldwide (which CMC alleges totals approximately $23 million), the second amended complaint asserted fiduciary and related claims against former directors and other defendants, which we have an obligation to defend.  The Company intends to defend its position vigorously and has asserted affirmative defenses and counterclaims.
The Company is currently disputing trade payables with certain vendors (including CMC) associated with our Legacy Businesses on the basis of vendor non-performance. As of March 31, 2017 and December 31, 2016, based on invoices from these vendors, the Company has recorded, but not made payment, with the respect to $21 million of disputed trade payables, all of which are recorded as “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheets. To the extent the Company is able to resolve any of these disputes for an amount lower than the corresponding recorded liabilities, the applicable difference would be recognized as a gain within discontinued operations. In connection with disputed trade payables, certain vendors have attached, seized or otherwise effected restrictions on the Company’s access to approximately $9.8 million and $9.4 million of the Company’s cash, all of which is recorded as restricted cash within “Current assets of discontinued operations” on the Company’s Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, respectively.
Employee Matters
We received correspondence from former employees of our Legacy Businesses asserting their alleged eligibility to receive severance benefits.  Employee restructuring costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. We did not have any employee restructuring accruals as of March 31, 2017.  On March 29, 2017, three former Legacy Business employees filed a lawsuit (the “Severance Action”) in the District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits.  On April 28, 2017, we removed the Severance Action to the U.S. District Court for the District of Minnesota, based on our position that the Severance Action should properly be litigated in federal court because the alleged severance claims are, in essence, based on alleged rights under the Company’s ERISA severance plan.  On May 5, 2017, the Company also moved that the U.S. District Court dismiss the Severance Action based on our position that the plaintiffs’ state law claims are preempted by ERISA and the plaintiffs failed to follow the plan’s appeal procedures as required by ERISA.

Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with “fair compensation” for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (the “Directive”). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law making activities. On October 21, 2010, the Court of Justice of the European Union (the “CJEU”) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term “commercial channel sales” when referring to products intended for uses other than private copying and “consumer channel sales” when referring to products intended for uses including private copying.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of March 31, 2017 and December 31, 2016, we had accrued liabilities of $5.0 million and $4.9 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as “Other current liabilities” on the Company’s Consolidated Balance Sheets (and not within discontinued operations). The Company’s management oversees copyright levy matters and continues to explore options to resolve these matters.
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
Italy. In December 2015, we settled our claim for reimbursement of the levies that the Company had paid for sales into its commercial channel with the Italian collecting society, S.I.A.E. The settlement was for $1.0 million and is recorded as a reduction in cost of sales. There are no ongoing levy disputes with respect to Italy.
France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. We adopted a practice of offsetting ongoing levy liability with the French collecting society for GlassBridge’s sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, GlassBridge reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid to cost of sales. As of March 31, 2017 the Company had offset approximately $14.4 million.
We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subject to challenge in court and there is no certainty that our estimates would be upheld and supported. In December 2012, GlassBridge filed a complaint against the French collection society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that GlassBridge had paid prior to October 2010. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris) on GlassBridge Europe’s claim and Copie France’s counterclaim. On April 8, 2016, the Paris District Court rejected all of GlassBridge Europe’s claims finding that the European Union law arguments raised by GlassBridge were inapplicable and relied solely on French law to grant Copie France’s counterclaims. GlassBridge Europe has filed a notice of appeal which suspends enforcement of the ruling. GlassBridge believes Copie France’s counterclaims are without merit and intends to defend its position vigorously. Despite the April 2016 ruling of the Paris District Court, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter.

Canada. The Canadian Private Copying Collective (“CPCC”) is alleging that GlassBridge Enterprises Corp. has not previously reported certain prior sales of Legacy Business products that should have been subject to copyright levies and seeks damages of approximately CAD 1 million and penalties and interest of approximately CAD 5 million. GlassBridge believes CPCC’s claims are without merit and intends to defend its position vigorously. The Company does not believe it to be probable that it will have to make any copyright levy payments in the future to CPCC and, according, has not recorded an accrual for this matter.
Other Jurisdictions. During the first quarter of 2015, GlassBridge reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. At March 31, 2017, the further recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We have an estimated $5.0 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
The Company is subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by GlassBridge. GlassBridge has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of GlassBridge seeking reimbursement of funds they allege relate to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered in 2017 that may directly or indirectly impact our levy exposure in specific European countries which could cause us to review our levy exposure in those countries.
Indemnification Obligations
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of March 31, 2017 and 2016, estimated liability amounts associated with such indemnifications were not material.
Environmental Matters
Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of March 31, 2017. Compliance with environmental regulations has not had a material adverse effect on our financial results.
Contingencies
On October 14, 2015, the Company acquired 100% of the stock of CDI for a total purchase price of $6.7 million. The purchase price included future contingent consideration totaling up to $5 million (considered to have an estimated fair value of $0.8 million at the time of acquisition). We used the real option valuation technique for calculating the estimated fair value of contingent consideration with a 15% discount rate. The contingent consideration arrangement included the potential for three separate payments of cash and unregistered shares of GlassBridge common stock in the event certain defined revenue targets were met. The revenue target conditions for the first two payments were not satisfied. We have not made any contingent purchase price payments for CDI as of March 31, 2017. The period of measurement for the third payment is January 1, 2016 to June 30, 2017. We do not believe it is likely that the revenue target condition for the third payment period will be met. Because the third payment period of measurement has not elapsed, however, we have accrued for a potential cash payment of $0.3 million and reserved 57,482 shares for issuance in the event the revenue target condition is satisfied. Upon the acquisition of CDI, we integrated CDI with the Nexsan Business, both operationally and with respect to its management team. In addition, the Company contributed all of the issued and outstanding stock of CDI to Nexsan prior to the consummation of the NXSN Transaction which closed on January 23, 2017. See Note 14 - Segment Information for more information.

Note 16 — Related Party Transactions
Mr. Kasoff serves as president of RSI, a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI performed consulting services for the Company for the period from August 8, 2015 to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three week extended term. Under the consulting agreement, RSI could receive consulting fees of up to $125,000 per week during the initial term. Consulting fees for the extended term, if elected by the Company, could not exceed $500,000. RSI received consulting fees of $2.1 million (up to $172,000 per week) and none for the three months ended March 31, 2016 and 2017, respectively, which are recorded in restructuring and other charges. Mr. Kasoff resigned from his position as the Company’s Chief Restructuring Officer on September 8, 2016 and from the Company’s Board on February 2, 2017.
On October 14, 2015, the Company acquired substantially all of the equity of CDI for approximately $6.7 million in cash, shares of the Company’s common stock and repayment of debt. Mr. Barrall is the founder and, at the time of acquisition, was also the Chief Executive Officer of CDI. In consideration for his CDI common shares and options to purchase CDI common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he will be eligible to receive up to an additional $260,000 to the extent certain CDI revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016. As of March 31, 2017, the revenue targets related to the first and second contingent payments were not met and no such additional payments had been made to Mr. Barrall.
On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in Clinton Lighthouse. Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton. Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of the Company’s common stock at a value of $10.00 per share (as adjusted to reflect the Reverse Stock Split). The closing price of the Company’s common stock on February 8, 2016 was $6.50 (as adjusted to reflect the Reverse Stock Split). The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote. Mr. De Perio is the Chairman of the Board and a Senior Portfolio Manager at Clinton. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s excess cash that may be invested, such that the Company may now invest up to $35 million of its excess cash in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an amended and restated letter agreement in order to adjust the price at which the Company’s stock would be valued for purposes of paying the incentive fee thereunder from $10.00 to $18.00 (each as adjusted to reflect the Reverse Stock Split) beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of March 31, 2017, the Company paid Clinton $0.5 million associated with the performance fees earned in 2016.
On January 31, 2017, the Company held a special meeting of the stockholders of the Company at which the stockholders approved the issuance of up to 1,500,000 shares (the “Capacity Shares”) of the Company’s common stock (as adjusted to reflect the Reverse Stock Split), par value $0.01 per share (“Common Stock”), pursuant to the Subscription Agreement, dated as of November 22, 2016, by and between the Company and Clinton, as amended by Amendment No. 1 to the Subscription Agreement, dated as of January 9, 2017 (as so amended, the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, on February 2, 2017 (the “Initial Closing Date”), the Company entered into the Capacity and Services Transaction with Clinton Group and GBAM. As consideration for the capacity and services Clinton has agreed to provide under the Capacity and Services Transaction and pursuant to the terms of the Subscription Agreement, the Company issued 1,250,000 shares of the Company’s common stock (as adjusted to reflect the Reverse Stock Split) to Madison Avenue Capital Holdings, Inc. (“Madison”), an affiliate of Clinton, on the Initial Closing Date. The closing price of the Company’s common stock on the Initial Closing Date was $8.10. The Company also entered into a Registration Rights Agreement with Madison on the Initial Closing Date, relating to the registration of the resale of the Capacity Shares as well as a letter agreement with Madison pursuant to which Madison has agreed to a three-year lockup with respect to any Capacity Shares issued to it.
As of March 31, 2017, the short term investment balance included a $9.5 million investment in Clinton Lighthouse compared to a $19.5 million investment balance as of December 31, 2016. We recorded an unrealized gain of less than $0.1 million and $1.6 million in the three months ended March 31, 2017 and 2016, respectively, related to Clinton Lighthouse, which are reflected within “Other income (expense)” in the Condensed Consolidated Statements of Operations. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.
Mr. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that Clinton will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company we may designate from time to time, as well as provide to GBAM, our investment adviser subsidiary, certain additional services. Pursuant to the terms of the Services Agreement, we may request that Clinton designate a mutually agreeable replacement employee to serve as Chief Operating

Officer or terminate Clinton’s provision of an employee to us for such role. Under the Services Agreement, we have agreed to pay Clinton $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, we will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. Clinton will continue to pay Mr. Strauss’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, we have also agreed to indemnify Mr. Strauss, Clinton, any substitute Chief Operating Officer and certain of their affiliates for certain losses.
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
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning strategic initiatives and potential acquisitions, the results of operations of our existing business lines and our ability to implement our restructuring plans, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our ability to successfully implement our strategy for our existing business as well as other lines of business that we may pursue; our ability to grow our business; our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner's financial condition and disputes between us and our partners; our ability to successfully identify suitable acquisition targets to implement our new strategy and to compete for these opportunities with others who may have greater resources; our ability to conduct due diligence on businesses we acquire to ensure that we have identified and addressed key aspects of liability and risk; our ability to effectively increase the size of our organization, if needed, and manage our growth; the possible need to raise additional debt or equity financing for acquisitions in addition to the use of our excess cash; the ability to quickly develop, source, introduce and deliver differentiated and innovative products; our ability to successfully implement restructuring plans; foreign currency fluctuations; continuing uncertainty in global and regional economic conditions; our ability to identify, value, integrate and realize the expected benefits from any acquisition which has occurred or may occur in connection with our strategy; the possibility that our goodwill and intangible assets or any goodwill or intangible assets that we acquire may become impaired; significant changes in discount rates and other assumptions used in the valuation of our pension plans; changes in tax laws, regulations and results of inspections by various tax authorities; tax consequences associated with our acquisition, holding and disposition of target companies and assets; our ability to successfully defend our intellectual property rights and the ability or willingness of our suppliers to provide adequate protection against third party intellectual property or product liability claims; the outcome of any pending or future litigation and patent disputes; our ability to access financing to achieve strategic objectives and growth due to changes in the capital and credit markets; our ability to retain and attract key employees to manage our existing businesses and the businesses we may acquire; increased compliance with changing laws and regulations potentially affecting our operating results; failure to adequately protect our information systems from cyber-attacks; the effect of our implementation of restructuring plans and transition to the Asset Management Business; the effect of the transition of our Board of Directors; the volatility of our stock price due to our results or market trends; and the ability to meet the continued listing requirements of the New York Stock Exchange; loss of or inability to attract talented individuals to executive our strategic alternatives business strategy; the implementation of new systems and enhancements may be disruptive and could impact our ability to accurately report our financial results; decreasing revenues and greater losses in the Nexsan Business may have a material and adverse effect on our business, results of operations and capital resources; the investment in Clinton Lighthouse Equities Strategy Fund (Offshore) Ltd. may not product positive returns and may results in losses, as well as various factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and from time to time in our filings with the SEC.
Overview
GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) is a holding company. Our wholly-owned subsidiary GlassBridge Asset Management, LLC (“GBAM”) is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Our partially-owned subsidiary NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”) operates a global enterprise data storage business through its subsidiaries. The Company actively explores a diverse range of new, strategic asset management business opportunities for its portfolio.
We closed a transaction (the “NXSN Transaction”) in January 2017 with NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”), pursuant to which all of the issued and outstanding common stock of Nexsan Corporation (together with its subsidiaries other than CDI, “Nexsan”) and CDI was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Note”). The remaining 50% of the issued and outstanding common stock of NXSN is owned by Spear Point Private Equity LP (“SPPE”), an affiliate of Spear Point Capital Management LLC. Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of Connected Data, Inc. (“CDI”) to Nexsan. The NXSN Transaction provides for third-party investment in NXSN to enhance the growth of the NXSN Business (as defined below) and support its recent product developments, eliminates our need to make this investment in the Nexsan Business ourselves and preserves the potential for equity value upside from the Nexsan Business’ ongoing development and market penetration.
In February 2017, we closed a transaction with Clinton Group Inc. (“Clinton”) which has facilitated the launch of our “Asset Management Business”, which consists of our investment advisory business conducted through GBAM (the “Capacity and Services Transaction”). The Capacity and Services Transaction allows for GBAM to access investment capacity within Clinton’s quantitative equity strategy. The Capacity and Services Transaction was structured to provide for the quick and efficient scaling of an asset management business and designed to provide investors with access to quantitative equity strategies. By partnering with Clinton and leveraging Clinton’s proven technology-driven strategy, we intend for GBAM to bypass traditional seeding models, which typically include a lengthy roll out and substantial costs. We intend to use algorithms and other quantitative strategies with the goal of achieving consistent, competitive risk-adjusted returns for GBAM’s investors. In addition, we have recently taken steps to build our own independent organizational foundation while leveraging Clinton’s capabilities and infrastructure. While our intention is to primarily engage in the management of third-party assets, we may make opportunistic proprietary investments from time to time that comply with applicable laws and regulations.
In February 2017, the Company effected a 1:10 reverse split of our common stock, without any change in the par value per share, and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000.
With the wind down of our legacy businesses segments, Consumer Storage and Accessories and Tiered Storage an Security Solutions (the “Legacy Businesses”) substantially completed by the start of 2016 and the sale of our IronKey business in February 2016, we had one operating business segment in 2016: the “Nexsan Business,” through which is operated a global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line. Following the launch of GBAM, we have transitioned to become a publicly-traded alternative asset manager. Going forward, we will focus on our Asset Management Business as our primary operating business segment. In February 2017 we changed our name to GlassBridge Enterprises, Inc. to reflect our new primary focus on asset management.
Important Notices and Disclaimers
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to be read in conjunction with our Condensed Consolidated Financial Statements and related Notes that appear elsewhere in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated due to various factors discussed in this MD&A under the caption “Forward-Looking Statements and Risk Factors” and the information contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2017, including in Part 1 Item 1A. Risk Factors of such Annual Report.
Nothing contained in this Quarterly Report on Form 10-Q constitutes an offer to sell or a solicitation to buy any securities in any private investment vehicle managed by GBAM (collectively, the “GlassBridge-Managed Funds”), and may not be relied upon in connection with any offer or sale of securities. Any such offer or solicitation may only be made pursuant to the current Confidential Private Offering Memorandum (or similar document) for any such GlassBridge-Managed Fund, which are provided only to qualified offerees and which should be carefully reviewed prior to investing. GBAM is a newly formed entity and the GlassBridge-Managed Funds are currently in formation state. GBAM is not currently registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended, or under similar state laws, and nothing in this press release constitutes investment advice with respect to securities.
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

Executive Summary
Consolidated Results of Operations for the Three Months Ended March 31, 2017

•
Net revenue from continuing operations (solely related to the Nexsan Business) of $9.6 million for the three months ended March 31, 2017 was down 10.3% compared with $10.7 million in the same period last year. The decrease was a result of the Company’s decision to reduce operating expenses, including a reduced operations footprint and headcount which impacted the ability to process and fulfill orders and created a backlog during the quarter. Total backlog as of March 31, 2017 was approximately $1.3 million, primarily due to orders received late in the fiscal period that could not be delivered until the following fiscal period.

•
Operating loss from continuing operations was $7.4 million for the three months ended March 31, 2017 compared with an operating loss of $16.4 million in the same period last year, an improvement of $9.0 million, primarily due to decrease in restructuring and other expenses, selling, general and administrative and research and development expenses.

•	Basic and diluted loss per share from continuing operations was $1.41 for the three months ended March 31, 2017 compared with a basic and diluted loss per share of $3.97 for the same period last year.
Cash Flow/Financial Condition for the Three Months Ended March 31, 2017

•
Cash and cash equivalents totaled $12.4 million at March 31, 2017 compared with $10.0 million at December 31, 2016. The increase in the cash balance of $2.4 million was primarily due to redemptions of our investment in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”), offset by operating loss and our strategic investment in equity securities. See Note 12 - Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information on the Clinton Lighthouse investment.

Results of Operations
The following discussion relates to continuing operations unless indicated otherwise. The operating results of our former Legacy Businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information on these divestitures.
As a result of the terms and conditions of the NXSN Transaction, we identified NXSN as a variable interest entity (a “VIE”). We consolidate a VIE in our financial statements if we are deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Although we and SPPE share the power to direct NXSN’s activities until the NXSN Note is paid in full, we have approval rights with respect to certain actions proposed to be taken by NXSN. Therefore, we are determined to be the primary beneficiary and following January 23, 2017, NXSN’s financial results are included in our Condensed Consolidated Financial Statements. Until January 23, 2017, we owned 100% of the equity interest of Nexsan and CDI. Their financial results were included in our Condensed Consolidated Financial Statements as wholly-owned subsidiaries.
Net Revenue

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Net revenue	$9.6	$10.7	(10.3)%
Net revenue for the three months ended March 31, 2017 decreased 10.3% compared with the same period last year due to increased order processing times as a result of operating expense reductions, partially offset by increases in certain product lines.
See Segment Results for further discussion of our reporting segments and products.

Gross Profit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Gross profit	$4.4	$4.4	—%
Gross margin	45.8%	41.1%
Gross profit for the three months ended March 31, 2017 was flat despite lower revenue and gross margin percentage increased by 4.7% compared with the same period last year due to reductions in production costs and product mix changes.
Selling, General and Administrative (“SG&A”)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Selling, general and administrative	$8.8	$10.6	(17.0)%
As a percent of revenue	91.7%	99.1%
SG&A expense decreased for the three months ended March 31, 2017 by $1.8 million (or 17.0%) compared with the same period last year primarily due to corporate cost reductions of $2.7 million, partially offset by the addition of $0.9 million of expenses related to the launch of our Asset Management Business. The corporate cost decrease relates to reductions in corporate headcount, information technology spending and facility costs. The Company now maintains a small team at its headquarters in Oakdale, Minnesota.
Research and Development (“R&D”)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Research and development	$2.5	$3.4	(26.5)%
As a percent of revenue	26.0%	31.8%
R&D expense decreased by $0.9 million for the three months ended March 31, 2017 compared with the same period last year. The reduction in R&D expenses was primarily related to favorable exchange rates as R&D facilities are operated in Canada and the United Kingdom.
Restructuring and Other

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Restructuring and other	$0.5	$6.8	(92.6)%
For the three months ended March 31, 2017, restructuring and other expenses of $0.5 million included severance expense of $0.6 million and consulting credits of $(0.1) million. Compared to the same period last year, restructuring and other charges of $6.8 million primarily consisted of consulting fees and other employee costs.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.

Operating Loss from Continuing Operations

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Operating loss from continuing operations	$(7.4)	$(16.4)	(54.9)%
As a percent of revenue	(77.1)%	(153.3)%
Operating loss from continuing operations decreased by $9.0 million for the three months ended March 31, 2017 compared with the same period last year primarily due to the $6.3 million reduction of restructuring and other expenses, $1.8 million reduction in SG&A and $0.9 million decrease in R&D expenses.
Other Income (Expense)

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Income from short term investments	$—	$1.6	NM
Other income (expense), net	—	(1.5)	NM
Total other income	$—	$0.1	NM
As a percent of revenue	—%	0.9%
“NM” - Indicates the Percent Change is not meaningful
Other income for the three months ended March 31, 2017 decreased by $0.1 million compared with the same period last year.
Income Tax Benefit

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Income tax benefit	$0.1	$1.6	(93.8)%
Effective tax rate	(1.4)%	(9.8)%
The change in the income tax provision for the three months ended March 31, 2017 compared to the same period last year was primarily related to the prior period’s intraperiod allocation of total tax expense between continuing operations and discontinued operations. The effective income tax rate for the three months ended March 31, 2017 differs from the U.S. federal statutory rate of 35% primarily due to a valuation allowance on various deferred tax assets.

Income (Loss) from Discontinued Operations

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016
Net revenue	$—	$2.0
Cost of goods sold	—	0.6
Gross profit	—	1.4
Selling, general and administrative	2.0	4.0
Research and development	—	0.5
Restructuring and other	0.1	(0.3)
Reclassification of cumulative translation adjustment	—	75.7
Other expense	(0.1)	0.3
Loss from discontinued operations, before income taxes	(2.0)	(78.8)
Gain on sale of discontinued businesses, before income taxes	—	3.8
Income tax provision	—	1.4
Loss from discontinued operations, net of income taxes	$(2.0)	$(76.4)
Discontinued operations comprise results from our Legacy Businesses. For the three months ended March 31, 2017, the Company had a loss of $2.0 million primarily due to legal and consulting costs related to Legacy Businesses. The loss for the three months ended March 31, 2016 was $76.4 million, primarily due to the release of cumulative translation adjustments. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.
Segment Results
Following the launch of GBAM, the Nexsan Business and Asset Management Business are our reportable segments as of March 31, 2017. The Legacy Businesses were reported within discontinued operations.
We evaluate segment performance based on revenue and operating loss. The operating loss reported in our segments excludes corporate and other unallocated amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated results. Corporate and unallocated amounts include costs which are not allocated to the business segments in management’s evaluation of segment performance such as litigation settlement expense, corporate expense and other expenses.
Information related to our segments is as follows:
     Nexsan Business

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Net revenue	$9.6	$10.7	(10.3)%
Operating loss	$(4.3)	$(5.2)	(17.3)%
As a percent of revenue	(44.8)%	(48.6)%
Nexsan revenue decreased by 10.3% for the three months ended March 31, 2017 compared with the same period last year. This was largely due to increased order processing times as a result of operating expense reductions, partially offset by increases in Unity product shipments.
The operating loss decreased by $0.9 million for the three months ended March 31, 2017 compared with the same period last year driven primarily by expense reductions and improved gross margin percentages due to production cost improvements and product mix changes.

Asset Management Business

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Net revenue	$—	$—	NM
Operating loss	$(0.9)	$—	NM
As a percent of revenue	NM	NM
“NM” - Indicates the Percent is not meaningful
GBAM is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Revenue from our Asset Management Business would primarily consist of management and performance fees paid by the funds under our management. Since we closed the Capacity and Services Transaction in February 2017, we jump-started the Asset Management Business by leveraging Clinton’s resources. As of March 31, 2017, we have also completed initial fund formation, completed negotiations with a prime broker and a third party administrator. We are executing our business development plan and have been in contact with over one hundred potential strategic investors. Obtaining third party investment for similarly situated funds can take time, particularly in light of recent headwinds resulting from industry trends of underperformance of our initial fund's strategy. As of March 31, 2017, our Asset Management Business has not yet generated any revenue.
The operating loss included marketing and operating personnel costs of $0.2 million and legal fees of $0.3 million. During the first quarter, we retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM.  These outside resources were tasked with building an asset management platform designed to comply with all applicable laws and regulations.  Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.
In addition, we incurred $0.3 million of amortization cost related to the 1,250,000 shares of our common stock issued as consideration under the Capacity and Services Transaction. See Note 6 - Intangible Assets and Goodwill and Note 16 - Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information.
Corporate and Unallocated

	Three Months Ended
	March 31,		Percent Change
(Dollars in millions)	2017	2016
Corporate and unallocated operating (loss)	$(1.7)	$(4.4)	(61.4)%
Restructuring and other	(0.5)	(6.8)	(92.6)%
Total	$(2.2)	$(11.2)
For the three months ended March 31, 2017, corporate and unallocated operating loss consists of $1.7 million of corporate charges and $0.5 million of restructuring and other charges. Costs decreased by $9.0 million due to lower corporate SG&A spending of $2.7 million and lower restructuring and other charges of $6.3 million as discussed above.
Impact of Changes in Foreign Currency Rates
The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three months ended March 31, 2017 compared to a negative impact of 0.5% for the three months ended March 31, 2016.
Financial Position
Our cash and cash equivalents balance as of March 31, 2017 was $12.4 million compared to $10.0 million as of December 31, 2016. In addition, we had $9.5 million invested in Clinton Lighthouse, a short term investment that has daily liquidity, and $1.2 million in other short-term investments.
Our accounts receivable balance as of March 31, 2017 was $7.6 million, a decrease of $0.1 million from $7.7 million as of December 31, 2016 as a result of the $1.0 million accounts receivable sale (see Note 5 - Supplemental Balance Sheet in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details), offset by increased accounts receivable due the high percentage of orders that shipped late in the quarter. Days sales outstanding (“DSO”) was 53 days as of March 31,

2017, unchanged from December 31, 2016. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of March 31, 2017 was $4.3 million, a decrease of $0.2 million from $4.1 million as of December 31, 2016 as a result of inventory management improvements and sales declines. Days of inventory supply was 103 days as of March 31, 2017, up 20 days from December 31, 2016, primarily due to the backlog of orders resulting from the Company’s decision to reduce operating expenses and headcount. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of March 31, 2017 was $6.7 million, a decrease of $0.4 million from $7.1 million as of December 31, 2016. The decrease in accounts payable was mainly due to the seasonal timing of payments.
Our other current liabilities balance as of March 31, 2017 was $17.8 million compared to $16.0 million as of December 31, 2016. The increase of $1.8 million was mainly due to the increase of accrued expenses and deferred revenues.
Liquidity and Capital Resources
Cash Flows Provided by (Used in) Operating Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016
Net loss	$(9.3)	$(91.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	0.9	0.7
Reclassification of cumulative translation adjustment	—	75.7
Short term investment	11.3	(36.6)
Other, net	—	1.3
Changes in operating assets and liabilities	1.0	(19.5)
Net cash provided by (used in) operating activities	$3.9	$(69.5)
Cash provided by operating activities was $3.9 million for the three months ended March 31, 2017, primarily relating to redemptions of our investment in Clinton Lighthouse and other short term investments which were partially offset by operating loss. Cash used in operating activities was $69.5 million for the three months ended March 31, 2016, reflecting negative earnings and our investment of $35.0 million plus the gain in Clinton Lighthouse as well as the payments for accrued severance and restructuring.
Cash Flows Provided by (Used in) Investing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016
Capital expenditures	$(0.3)	$(0.1)
Proceeds from sale of assets and business	—	25.5
Purchase of equity securities	(4.0)	—
Net cash provided by (used in) investing activities	$(4.3)	$25.4
Cash used in investing activities for the three months ended March 31, 2017 included Nexsan’s capital expenditures and our strategic investment in equity securities. Cash provided by investing activities for the three months ended March 31, 2016 primarily included the sale of the Oakdale property, Memorex brand and IronKey business.

Cash Flows Provided by (Used in) Financing Activities:

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016
Debt repayments	$—	$(0.2)
Capital contributions from noncontrolling interest	2.8	—
Net cash provided by (used in) financing activities	$2.8	$(0.2)
Cash provided by financing activities for the three months ended March 31, 2017 represented proceeds from NXSN’s sale of non-voting preferred stock to Spear Point Private Equity LP in connection with the NXSN Transaction. Cash used in financing activities for the three months ended March 31, 2016 represented cash used for debt repayments.
We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents and short term investments. Our primary operating liquidity needs relate to our working capital and funding our operations.
On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE, LLC (“IOENGINE”) against our Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. While we intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal, we have conservatively set aside $11.0 million in our cash flow projection (the “IOENGINE Reserve”). The existence of the IOENGINE Reserve should not be construed as a belief or expectation on our part that all or any part of the jury verdict in the IOENGINE matter should or will become due and payable. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information.
On January 3, 2017, CMC Magnetic Corp. (“CMC”) filed a second amended complaint in an action pending in the District Court of Ramsey County Minnesota.  In addition to alleging that the Company is liable for all open CMC invoices worldwide (which CMC alleges totals approximately $23 million), the second amended complaint asserted fiduciary and related claims against former directors of the Company and other defendants, which we have an obligation to defend.  The Company intends to defend its position vigorously and has asserted affirmative defenses and counterclaims. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information.
The Company is currently disputing trade payables with certain vendors (including CMC) associated with our Legacy Businesses on the basis of vendor non-performance. As of March 31, 2016, based on invoices from these vendors, the Company has recorded, but not made payment, with the respect to $21 million of disputed trade payables, all of which are recorded as “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheets. In connection with disputed trade payables, CMC have attached, seized or otherwise effected restrictions on the Company’s access to approximately $9.8 million of the Company’s cash, all of which is recorded as restricted cash within “Current assets of discontinued operations” on the Company’s Consolidated Balance Sheet as of March 31, 2016 (the “CMC Cash Restrictions”).
We believe it is highly unlikely that the CMC litigation will be resolved within the next 12 months. Accordingly, our cash flow projection for the 12 months following the filing date of this Quarterly Report on Form 10-Q assume that the CMC Cash Restrictions will remain in place and that we will not be required to pay any cash in connection with the resolution of the CMC litigation.
We had $12.4 million cash on hand as of December 31, 2016 with an additional $10.7 million of short term investment. In January 2017 we completed the NXSN Transaction. The terms of the NXSN Transaction provide that NXSN may raise up to $10 million from the sale of NXSN non-voting preferred stock. As of March 31, 2017, NXSN had sold $2.8 million of NXSN non-voting preferred stock and $7.2 million remained available for sale. Our liquidity needs for the next 12 months include the following: corporate expenses of $4 million to $5 million, Legacy Business liability payments (including the IOENGINE Reserve) of $2 million to $10 million, Asset Management start-up costs up to $1 million, pension funding of approximately $0.5 million to $1 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above.
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
Short Term Investment
See Note 12 - Fair Value measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Off Balance Sheet Arrangements
As of March 31, 2017, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of the Company’s critical accounting policies was provided in Part II Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
See Note 2 - Recently Issued or Adopted Accounting Pronouncements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, this Item is not applicable to the Company.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2017, the end of the period covered by this report, the Chairman and principal executive officer, Joseph A. De Perio, and the Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended March 31, 2017, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information regarding our legal proceedings.
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
On December 31, 2014, IOENGINE, LLC (“IOENGINE”), a non-practicing entity, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. We strongly disagree with the jury verdict and certain rulings made before trial. We intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal. We have conservatively recorded a liability of $11.0 million within “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheet as of March 31, 2017 (the “IOENGINE Reserve”). The existence of the IOENGINE Reserve should not be construed as a belief or expectation on our part that all or any part of the jury verdict in the IOENGINE matter should or will become due and payable.
On January 26, 2016, CMC Magnetic Corp. (“CMC”), a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages of $6.3 million from the Company and $0.6 million from the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract.  The Company and ILAC deny any liabilities and assert counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment. The Company is disputing payables to CMC for amounts exceeding $6.3 million. CMC has brought similar claims in Japan and the Netherlands against our subsidiaries; we are also denying liabilities and asserting counterclaims on similar grounds in the Japanese and Dutch actions. In June 2016, CMC filed a motion seeking to amend its complaint to increase alleged damages to $7.2 million and add additional defendants including the Company’s directors and officers, which the Company has obligations to defend and indemnify. Thereafter, CMC served its amended complaint and the Company and ILAC answered asserting numerous affirmative defenses and counterclaims. CMC has since retained new counsel in the action and CMC’s time to reply to the counterclaims asserted by the Company and ILAC has been extended by agreement of the parties pending a motion by CMC’s new counsel to further amend CMC’s complaint, which motion was filed and granted by the Court. On January 3, 2017, CMC filed a second amended complaint in the action pending in the District Court of Ramsey County Minnesota.  In addition to alleging that the Company is liable for all open CMC invoices worldwide (which CMC alleges totals approximately $23 million), the second amended complaint asserted fiduciary and related claims against former directors and other defendants, which we have an obligation to defend.  The Company intends to defend its position vigorously and has asserted affirmative defenses and counterclaims.
We received correspondence from former employees of our Legacy Businesses asserting their alleged eligibility to receive severance benefits.  Employee restructuring costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. We did not have any employee restructuring accruals as of March 31, 2017.  On March 29, 2017, three former Legacy Business employees filed a lawsuit (the “Severance Action”) in the District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits.  On April 28, 2017, we removed the Severance Action to the U.S. District Court for the District of Minnesota, based on our position that the Severance Action should properly be litigated in federal court because the alleged severance claims are, in essence, based on alleged rights under the Company’s ERISA severance plan.  On May 5, 2017, the Company also moved that the U.S. District Court dismiss the Severance Action based on our position that the plaintiffs’ state law claims are preempted by ERISA and the plaintiffs failed to follow the plan’s appeal procedures as required by ERISA.
Item 1A. Risk Factors.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, this Item is not applicable to the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 Not applicable.
Item 3. Defaults Upon Senior Securities.
 Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
 Not applicable.
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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.
Date:	May 15, 2017	/s/ Danny Zheng
Name: Danny Zheng
Title: Interim Chief Executive Officer and Chief Financial Officer (duly authorized officer and principal financial officer)

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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.