Form 10-Q
period 2017-06-30
GlassBridge Enterprises, Inc.
filed 2017-08-11
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,961,931 shares of Common Stock, par value $0.01 per share, were outstanding as of August 7, 2017.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue	$8.8	$10.6	$18.4	$21.3
Cost of goods sold	4.7	5.9	9.9	12.2
Gross profit	4.1	4.7	8.5	9.1
Operating expenses:
Selling, general and administrative	7.6	8.3	16.4	18.9
Research and development	2.2	3.2	4.7	6.6
Restructuring and other	(0.6)	(1.0)	(0.1)	5.8
Total operating expenses	9.2	10.5	21.0	31.3
Operating loss from continuing operations	(5.1)	(5.8)	(12.5)	(22.2)
Other income (expense):
Interest income	—	0.2	—	0.2
Other income (expense), net	(0.7)	(1.1)	(0.7)	(1.0)
Total other income (expense)	(0.7)	(0.9)	(0.7)	(0.8)
Loss from continuing operations before income taxes	(5.8)	(6.7)	(13.2)	(23.0)
Income tax benefit (provision)	(0.1)	0.5	—	2.1
Loss from continuing operations	(5.9)	(6.2)	(13.2)	(20.9)
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	—	—	—	2.4
Gain (loss) from discontinued operations, net of income taxes	(1.2)	0.7	(3.2)	(2.4)
Reclassification of cumulative translation adjustment	—	(0.1)	—	(75.8)
Gain (loss) from discontinued operations, net of income taxes	(1.2)	0.6	(3.2)	(75.8)
Net loss including noncontrolling interest	(7.1)	(5.6)	(16.4)	(96.7)
Less: Net loss attributable to noncontrolling interest	(2.0)	—	(3.5)	—
Net loss attributable to GlassBridge Enterprises, Inc.	$(5.1)	$(5.6)	$(12.9)	$(96.7)

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.78)	$(1.67)	$(2.16)	$(5.65)
Discontinued operations	(0.24)	0.16	(0.71)	(20.49)
Net loss	$(1.02)	$(1.51)	$(2.87)	$(26.14)

Weighted average common shares outstanding:
Basic and diluted	5.0	3.7	4.5	3.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss including noncontrolling interest	$(7.1)	$(5.6)	$(16.4)	$(96.7)

Other comprehensive (loss) income, net of tax:

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	—	(2.2)	—	(2.1)
Reclassification of adjustment for defined benefit plans recorded in net loss	0.1	1.2	0.2	2.5
Total net pension adjustments	0.1	(1.0)	0.2	0.4

Net foreign currency translation:
Unrealized foreign currency translation losses	—	—	—	(0.8)
Realized cumulative translation adjustments from disposal of businesses	—	0.1	—	75.8
Total net foreign currency translation	—	0.1	—	75.0

Total other comprehensive income (loss), net of tax	0.1	(0.9)	0.2	75.4

Comprehensive loss including noncontrolling interest	(7.0)	(6.5)	(16.2)	(21.3)
Less: Comprehensive loss attributable to noncontrolling interest	(2.0)	—	(3.5)	—
Comprehensive loss attributable to GlassBridge Enterprises, Inc.	$(5.0)	$(6.5)	$(12.7)	$(21.3)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16.2	$10.0
Short term investments	3.3	22.0
Accounts receivable, net	5.6	7.7
Inventories	5.0	4.1
Other current assets	4.2	3.2
Current assets of discontinued operations	11.1	10.5
Total current assets	45.4	57.5
Property, plant and equipment, net	2.5	2.8
Intangible assets, net	12.3	3.4
Goodwill	3.8	3.8
Other assets	4.9	1.0
Non-current assets of discontinued operations	2.5	2.8
Total assets	$71.4	$71.3
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6.6	$7.1
Other current liabilities	17.6	16.0
Current liabilities of discontinued operations	40.1	39.7
Total current liabilities	64.3	62.8
Other liabilities	30.4	29.4
Other liabilities of discontinued operations	4.2	4.4
Total liabilities	98.9	96.6
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 5.7 million issued	0.1	—
Additional paid-in capital	1,052.8	1,042.8
Accumulated deficit	(1,031.8)	(1,019.1)
Accumulated other comprehensive loss	(20.6)	(20.6)
Treasury stock, at cost: 0.7 million shares at June 30, 2017; 0.7 million shares at December 31, 2016	(28.5)	(28.4)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(28.0)	(25.3)
Noncontrolling interest	0.5	—
Total shareholders’ deficit	(27.5)	(25.3)
Total liabilities and shareholders’ deficit	$71.4	$71.3
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

June 30,
2017
(unaudited)
Assets
Cash and cash equivalents	$0.3
Accounts receivable, net	$5.4
Inventories	$5.0
Intangible assets, net and Goodwill	$6.9
Other assets	$6.1
Liabilities
Accounts payable	$5.7
Other current liabilities	$9.0
Other liabilities	$5.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss including noncontrolling interest	$(16.4)	$(96.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2.1	1.3
Realized cumulative translation adjustment	—	75.8
Short term investment	18.7	(35.7)
Other, net	(0.4)	0.5
Changes in operating assets and liabilities	2.6	(20.2)
Net cash provided by (used in) operating activities	6.6	(75.0)
Cash Flows from Investing Activities:
Capital expenditures	(0.6)	(0.2)
Purchase of equity securities	(4.0)	—
Proceeds from sale of assets and business	0.2	25.5
Net cash provided by (used in) investing activities	(4.4)	25.3
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(0.2)
Debt repayments	—	(0.2)
Capital contributions from noncontrolling interest	4.0	—
Net cash provided by (used in) financing activities	4.0	(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Net change in cash and cash equivalents	6.2	(49.9)
Cash and cash equivalents — beginning of period	10.0	70.4
Cash and cash equivalents — end of period	$16.2	$20.5

Supplemental disclosures of non-cash investing and financing activities:
Non-cash transaction with Clinton Group, Inc.	$10.1	$—
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
The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line (the “Nexsan Business”, which consists of the products of NXSN's subsidiaries Nexsan Corporation (together with its subsidiaries other than Connected Data, Inc. ("CDI"), “Nexsan”) and CDI), and our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses. Assets and liabilities directly associated with our Legacy Businesses and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both June 30, 2017 and December 31, 2016. See Note 4 - Discontinued Operations for further information.
On January 23, 2017, we closed a transaction (the “NXSN Transaction”) with NXSN, pursuant to which all of the issued and outstanding common stock of Nexsan and CDI was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Note”). Spear Point Private Equity LP (“SPPE”), an affiliate of Spear Point Capital Management, LLC ("Spear Point"), owns the remaining 50% issued and outstanding shares of NXSN common stock and shares of NXSN non-voting preferred stock. As a result of the NXSN Transaction, we identified NXSN as a variable interest entity (“VIE”). We consolidate a VIE in our financial statements if we are deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Following January 23, 2017, NXSN’s financial results are included in our Condensed Consolidated Financial Statements since it was determined that we are the primary beneficiary. Until January 23, 2017, we owned 100% of the equity interest of Nexsan and CDI, their financial results were included in our Condensed Consolidated Financial Statements as wholly-owned subsidiaries. See Note 14 - Segment Information for additional information.

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
In June 2017, we launched our first GBAM-managed investment fund (the "GBAM Fund") which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of June 30, 2017, we invested $10.0 million in the GBAM Fund. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Condensed Consolidated Financial Statements as part of the Asset Management Business. Our cash and cash equivalents balance as of June 30, 2017 included the $10.0 million invested in the GBAM Fund. See Note 14 - Segment Information for additional information.
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
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. This ASU provides clarification on when modification accounting should be used for changes to the terms and conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The standard will be effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendment should be applied prospectively to an award modified on or after the adoption date. The Company is currently assessing the impact of adopting this standard on the Company’s consolidated results of operations and financial condition.
Note 3 — Loss per Common Share
Basic loss per common share is calculated using the weighted average number of shares outstanding for the period. Unvested restricted stock and treasury shares are excluded from the calculation of basic weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
Diluted loss per common share is computed on the basis of the weighted average shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. As we incurred a net loss for the three months ended June 30, 2017 and 2016, we did not include dilutive common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period.

The following table sets forth the computation of the weighted average basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(5.9)	$(6.2)	$(13.2)	$(20.9)
Less: loss attributable to noncontrolling interest	(2.0)	—	(3.5)	—
Net loss from continuing operations attributable to GlassBridge Enterprises, Inc.	(3.9)	(6.2)	(9.7)	(20.9)
Loss from discontinued operations, net of income taxes	(1.2)	0.6	(3.2)	(75.8)
Net loss attributable to GlassBridge Enterprises, Inc.	$(5.1)	$(5.6)	$(12.9)	$(96.7)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted	5.0	3.7	4.5	3.7

Loss per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$(0.78)	$(1.67)	$(2.16)	$(5.65)
Discontinued operations	(0.24)	0.16	(0.71)	(20.49)
Net loss	$(1.02)	$(1.51)	$(2.87)	$(26.14)

Anti-dilutive shares excluded from calculation	0.3	0.5	0.3	0.5
Note 4 — Discontinued Operations
The operating results for the Legacy Businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.
GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of March 31, 2016, because we had ceased operations in all of our international legal entities other than those associated with the Nexsan Business, we had determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company’s U.S. corporate function. Accordingly, the Company reclassified into discontinued operations $75.7 million and $0.1 million of foreign currency translation losses associated with our Legacy Businesses for the quarter ended March 31, 2016 and June 30, 2016, respectively.
Additionally, in February 2016 the Company sold its IronKey mobile security solutions business to Kingston Digital, Inc. (“Kingston”) and DataLocker Inc. (“DataLocker”) pursuant to two asset purchase agreements which qualified as the sale of a business. The Company recorded a pre-tax gain on the IronKey sale of $3.8 million during the first quarter of 2016.

The key components of the results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Net revenue	$—	$—	$—	$2.0
Cost of goods sold	—	—	—	0.6
Gross profit	—	—	—	1.4
Selling, general and administrative	0.9	(1.2)	2.9	2.8
Research and development	—	—	—	0.5
Restructuring and other	(0.5)	0.6	(0.4)	0.3
Reclassification of cumulative translation adjustment	—	0.1	—	75.8
Other (income) expense	1.0	(0.5)	0.9	(0.2)
Income (loss) from discontinued operations, before income taxes	(1.4)	1.0	(3.4)	(77.8)
Gain on sale of discontinued businesses, before income taxes	—	—	—	3.8
Income tax benefit (provision)	0.2	(0.4)	0.2	(1.8)
Income (loss) from discontinued operations, net of income taxes	$(1.2)	$0.6	$(3.2)	$(75.8)
Current assets of discontinued operations of $11.1 million as of June 30, 2017 principally include approximately $9.8 million of restricted cash, primarily associated with our disputing of certain payables to a vendor. Current assets of discontinued operations of $10.5 million as of December 31, 2016 principally included approximately $9.4 million of restricted cash, primarily associated with our disputing of certain payables to a vendor. The change in the restricted cash was due to currency translation. See Note 15 - Litigation, Commitments and Contingencies for additional information.
Current liabilities of discontinued operations of $40.1 million as of June 30, 2017 included accounts payable of $21.8 million, $3.0 million of customer credit and rebate accruals, $12.6 million of legal accruals and $2.7 million of other current liability amounts. Current liabilities of discontinued operations of $39.7 million as of December 31, 2016 included $22.8 million of accounts payable, $3.2 million of customer credit and rebate accruals, $11.0 million of legal accruals and $2.7 million of other current liability amounts. See Note 15 - Litigation, Commitments and Contingencies for additional information.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:
The Company’s accounts receivable are solely related to the Nexsan Business and reported on the Condensed Consolidated Balance Sheet net of reserves and allowances. The reserves and allowances were $0.2 million for the periods ended June 30, 2017 and December 31, 2016. Reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
In the first quarter of 2017, Nexsan sold $1.0 million of Nexsan Business accounts receivable to affiliates of Spear Point for a discounted purchase price of $0.9 million subject to a right to repurchase at the original sales price plus 2% interest per month. In the second quarter of 2017, Nexsan repurchased all of such receivables previously sold in the first quarter.
In the second quarter of 2017, Nexsan sold $1.2 million of new Nexsan Business accounts receivable to affiliates of Spear Point for a discounted purchase price of $1.1 million subject to a right to repurchase at the original sales price plus 2% interest per month. The purchase price discounts associated with the sales of Nexsan Business accounts receivable are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The amount of the accounts receivable sold is not included as an asset on our Condensed Consolidated Balance Sheet.
Other assets include a $4.0 million strategic investment in equity securities, which is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. We will account for such investments under the cost method of accounting.
Other current liabilities primarily includes deferred revenue of $7.2 million and $6.7 million related to the Nexsan Business, levy accruals of $5.3 million and $4.9 million and accrued payroll of $1.9 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively.

Other liabilities include pension liabilities of $24.7 million and $24.1 million as of June 30, 2017 and December 31, 2016, respectively.
Note 6 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consist of developed technology recorded as a result of the acquisition of CDI on October 14, 2015 and intangible assets acquired when we closed the Capacity and Services Transaction with Clinton on February 2, 2017. The Capacity and Services Transaction allows for GBAM to place up to $1 billion of investment capacity under Clinton’s management within Clinton’s quantitative equity strategy for an initial term of five years, for which the Company issued to Clinton’s affiliate Madison Avenue Capital Holdings, Inc. 1,250,000 shares of its common stock as consideration. We recorded the 1,250,000 shares of common stock issued as an intangible asset and calculated a fair value of $10.1 million using our closing stock price on February 2, 2017. We are amortizing the $10.1 million on a straight-line basis over the five year term. See Note 16 - Related Party Transactions for additional information.

(In millions)	Capacity Agreement	Developed Technology	Total
June 30, 2017
Cost	$10.1	$4.3	$14.4
Accumulated amortization	(0.9)	(1.2)	(2.1)
Intangible assets, net	$9.2	$3.1	$12.3
December 31, 2016
Cost	$—	$4.3	$4.3
Accumulated amortization	—	(0.9)	(0.9)
Intangible assets, net	$—	$3.4	$3.4
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Amortization expense	$0.7	$0.2	$1.2	$0.4
Estimated amortization expense for the remainder of 2017 and each of the next four years is as follows:

(In millions)	2017 (Remainder)	2018	2019	2020	2021
Amortization expense	$1.4	$2.7	$2.7	$2.7	$2.6
Goodwill
The goodwill balance was $3.8 million as of June 30, 2017 and December 31, 2016. The goodwill is solely contained within the Nexsan Business. There are no impairment indicators based on management’s assessment. We will monitor our results and expected cash flows in the future to access whether consideration of an impairment of goodwill may be necessary.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Restructuring Expense:
Severance and related	$0.3	$—	$0.9	$—
Other(1)	(0.9)	—	(0.9)	—
Total Restructuring	$(0.6)	$—	$—	$—
Other Expense:
Pension settlement/curtailment (Note 9)	$—	$1.1	—	2.3
Asset disposals / write down	—	(0.2)	—	0.1
Other(2)	—	(1.9)	(0.1)	3.4
Total Other	$—	$(1.0)	$(0.1)	$5.8
Total Restructuring and Other	$(0.6)	$(1.0)	$(0.1)	$5.8
(1) For the three and six months ended June 30, 2017, other predominantly includes $0.3 million reversal of contingent consideration obligations related to the CDI acquisition (see Note 15 - Litigation, Commitments and Contingencies for additional information), $0.4 million reversal of other employee costs and $0.2 million earnest money payment relating to an asset sale. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.
(2) For the three months ended June 30, 2016, other includes a net credit of $1.9 million for a property tax refund for our former corporate campus in Minnesota. For the six months ended June 30, 2016, other includes consulting expenses of $2.1 million and $1.2 million for Realization Services, Inc. (“RSI”) (See Note 16 - Related Party Transactions for additional information) and Otterbourg P.C., respectively, a net credit of $1.9 million for property tax refund for our former corporate campus in Minnesota, as well as $2.0 million for other employee costs and consulting fees directly attributable to our Restructuring Plan. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.
Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2016	$—
Charges	0.6
Usage and payments	(0.4)
Accrued balance at March 31, 2017	$0.2
Charges	0.3
Usage and payments	(0.2)
Accrued balance at June 30, 2017	$0.3
Note 8 — Stock-Based Compensation
Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Stock-based compensation expense	$0.1	$0.2	$0.1	$0.4
We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2016. Stock-based compensation expense was less than $0.1 million for the three months ending June 30, 2017, and 0.2 million for the three months ending June 30, 2016. As of June 30, 2017, there were 226,510 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.

Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2016	286,707	$77.50
Granted	—	—
Exercised	—	—
Canceled	(21,725)	149.79
Forfeited	(6,602)	23.46
Outstanding June 30, 2017	258,380	$72.81
Exercisable as of June 30, 2017	223,638	$81.94
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the Black-Scholes valuation of stock options:

	Six Months Ended
	June 30,
	2017	2016
Volatility	44.3%	41.0%
Risk-free interest rate	1.6%	1.8%
Expected life (months)	72	72
Dividend yield	—	—
As of June 30, 2017, there was $0.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2016	79,926	$20.63
Granted	86,000	5.95
Grant adjustments	(324)	38.00
Vested	(2,071)	17.57
Forfeited	(67,206)	22.84
Nonvested as of June 30, 2017	96,325	$5.99
The cost of the awards is determined using the fair market value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of June 30, 2017, there was $0.7 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.7 years.
Stock Appreciation Rights
During the six months ended June 30, 2017 we did not grant any Stock Appreciation Rights (“SARs”). Outstanding SARs only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met by December 31, 2017. As of June 30, 2017 and December 31, 2016, we had less than 0.1 million and 0.2 million SARs outstanding, respectively. We have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.

Note 9 — Retirement Plans
Pension Plans
During the three and six months ended June 30, 2017, consistent with the funding requirements of our worldwide pension plans, we did not make any contributions to such plans. Effective January 1, 2010, the U.S. plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. plan as of January 1, 2011, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits were made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. We presently anticipate contributing between $0.5 million and $1 million to fund our worldwide pension plans in the next six months.
Components of net periodic pension (credit) cost included the following:

	United States		United States
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Interest cost	$0.6	$0.8	$1.2	$1.5
Expected return on plan assets	(0.8)	(1.0)	(1.6)	(1.9)
Amortization of net actuarial loss	0.1	0.1	0.2	0.2
Net periodic pension credit	(0.1)	(0.1)	(0.2)	(0.2)
Settlement loss	—	1.1	—	2.3
Total pension (credit) cost	$(0.1)	$1.0	$(0.2)	$2.1
Germany is the Company’s only remaining international plan and the components of net periodic pension (credit) cost for this plan were immaterial for the three months ended June 30, 2017 and 2016.
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three and six months ended June 30, 2017, we recorded income tax provision from continuing operations of $0.1 million and $0.0 million. For the three and six months ended June 30, 2016, we recorded income tax benefit of $0.5 million and $2.1 million. The change in the income tax expense from continuing operations for the three months ended June 30, 2017 compared to the same period last year is primarily related to the intraperiod allocation of total tax expense between continuing operations and discontinued operations in the prior year. The effective income tax rate for the three and six months ended June 30, 2017 differs from the U.S. federal statutory rate of 35% primarily due to a valuation allowance on various deferred tax assets.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $1.1 million and $1.3 million as of June 30, 2017 and December 31, 2016, respectively. These liabilities are associated with our Legacy Businesses and have been included with the separately presented other liabilities of discontinued operations on the face of our Condensed Consolidated Balance Sheet. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, it is not possible to reasonably estimate the effect at this time.
Note 11 — Major Customers and Accounts Receivable
Major customers are those customers that account for more than 10% of revenues or accounts receivable. For the three and six months ended June 30, 2017, 24% of revenues were derived from one major Nexsan Business customer and the accounts receivable from this customer represented 13% of total accounts receivable as of June 30, 2017. The loss of this customer could have a material adverse effect on the Company’s operations.
For the three months ended June 30, 2016, 34% of revenues were derived from two major Nexsan Business customers and for the six months ended June 30, 2016, 23% of revenues were derived from one major Nexsan Business customer. The accounts receivable from these customers represented 18% of total accounts receivable as of December 31, 2016.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. As of June 30, 2017, there were no indicators that would require an impairment of goodwill, intangible assets or property, plant and equipment.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, our contingent consideration obligations associated with the acquisition of CDI and investments in trading securities (described further below under the “Trading Equity Securities” heading). See Note 15 - Litigation, Commitments and Contingencies for additional information on the CDI contingent consideration. The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$0.9	$0.9		$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$2.5	$2.5		$—
Liabilities:
Contingent consideration associated with CDI acquisition	$0.3	$—	$—	$0.3
Trading Equity Securities
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss associated with this trading security as a component of “Other income (expense)” in our Condensed Consolidated Statements of Operations and purchases or sales of this security are reflected as operating activities in our Condensed Consolidated Statements of Cash Flows. As of June 30, 2017, the short term investment balance in Clinton Lighthouse was $2.5 million compared to $19.5 million as of December 31, 2016. The decrease of $17.0 million mainly relates to $16.5 million of redemptions and approximately $0.5 million of unrealized loss for the six months ended June 30, 2017. Unrealized loss for the six months ended June 30, 2016 was approximately $0.3 million, net of $0.4 million accrued fees. We recorded the unrealized losses within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. See Note 16 - Related Party Transactions for more information.
In connection with the adoption of ASU No. 2015-07, Fair Value Measurement (Topic 820), FASB Accounting Standards Codification 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of June 30, 2017 and December 31, 2016, our short term investments in Clinton Lighthouse and the GBAM Fund were fair valued using the NAV as practical expedient and has been removed from the fair value hierarchy table above.
Other Assets and Liabilities
The carrying value of accounts receivable and accounts payable approximate their fair values due to the short term duration of these items.
Note 13 — Shareholders’ Equity
Common Stock
In connection with the Capacity and Services Transaction with Clinton, we issued to Clinton’s affiliate Madison Avenue Capital Holdings, Inc. 1,250,000 shares of our common stock as consideration for the capacity and services provided by Clinton. We recorded the 1,250,000 shares of common stock issued as an intangible asset and calculated a fair value of $10.1 million using our closing stock price on February 2, 2017. We recorded par value of the shares as common stock and amount in excess of the par value as additional paid-in capital. See Note 16 - Related Party Transactions for additional information.
Treasury Stock
On May 2, 2012, the Company's Board of Directors (the “Board”) authorized a share repurchase program that allowed for the repurchase of 500,000 shares of common stock. On November 14, 2016, our Board authorized a new share repurchase program under which we may repurchase up to 500,000 shares of common stock. This authorization replaces the Board’s prior May 2, 2012 share repurchase authorization. Under the share repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open market transactions and privately negotiated transactions.
We did not repurchase any shares during the three and six months ended June 30, 2017. Since the inception of the November 14, 2016 authorization, we have repurchased 24,086 shares of common stock for $0.2 million and, as of June 30, 2017, we had remaining authorization to repurchase 475,914 additional shares. The treasury stock held as of June 30, 2017 was acquired at an average price of $39.19 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2016	744,091
Restricted stock grants	(86,000)
Forfeitures and other	67,767
Balance as of June 30, 2017	725,858

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$(19.6)	$(1.0)	$(20.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.2	—	0.2
Reclassification	(0.2)	—	(0.2)
Net current period other comprehensive (loss) income	—	—	—
Balance as of June 30, 2017	$(19.6)	$(1.0)	$(20.6)
Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations Where (Gain) Loss is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Amortization of net actuarial loss	$0.1	$0.1	$0.2	$0.2	Selling, general and administrative
Pension curtailment / settlement loss	—	1.1	—	2.3	Restructuring and other
Subtotal	0.1	1.2	0.2	2.5
Cumulative translation adjustment	—	0.1	—	75.8	Discontinued operations
Total reclassifications for the period	$0.1	$1.3	$0.2	$78.3
Income taxes are not provided for cumulative translation adjustment relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive loss items that are also recorded as part of net loss and are presented net of taxes in the Consolidated Statements of Comprehensive Loss.
Note 14 — Segment Information
Beginning in the fourth quarter of 2015, in conjunction with our accelerated wind-down of the Company’s Legacy Businesses, the Company changed the manner in which it evaluates the operations of the Company and makes decisions with respect to the allocation of resources. The Company operated in three reportable segments as of December 31, 2015: Storage Media and Accessories; IronKey (which, together with Storage Media and Accessories, we now refer to as our Legacy Businesses); and the Nexsan Business. We sold our IronKey business in February 2016 and have substantially completed the wind-down of the Legacy Businesses as of March 31, 2016. The Legacy Businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations and are not included in segment results for all periods presented. See Note 4 - Discontinued Operations for further information about these divestitures.
In connection with the NXSN Transaction (See Note 1 - Basis of Presentation for further information about the NXSN Transaction), all of the issued and outstanding common stock of Nexsan and CDI was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and the NXSN Note. SPPE, an affiliate of Spear Point, owns the remaining 50% issued and outstanding shares of NXSN common stock and shares of NXSN non-voting preferred stock. We entered into a stockholders agreement (the “NXSN Stockholders Agreement”) with SPPE and NXSN providing for certain oversight, management and veto rights with respect to NXSN. As a result, we have the right to designate, individually, two of the five directors serving on the NXSN board of directors (the “NXSN Board”), and to designate jointly, with SPPE, an additional independent director to serve on the NXSN Board, until the NXSN Note is paid in full. We also have approval rights with respect to certain actions proposed to be taken by NXSN, including the issuance of additional amendments to its organizational documents and issuances of additional capital stock.

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
In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of June 30, 2017, we invested $10.0 million in the GBAM Fund. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Condensed Consolidated Financial Statements as part of the Asset Management Business shown below.
As of June 30, 2017, the Nexsan Business and Asset Management Business are our reportable segments.
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
Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Net revenue
Nexsan Business	$8.8	$10.6	$18.4	$21.3
Asset Management Business	—	—	—	—
Total net revenue	$8.8	$10.6	18.4	$21.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Operating loss from continuing operations
Nexsan Business	$(3.6)	$(4.8)	$(7.9)	$(10.0)
Asset Management Business	(0.8)	—	(1.7)	—
Total segment operating loss	(4.4)	(4.8)	(9.6)	(10.0)
Corporate and unallocated	(1.3)	(2.0)	(3.0)	(6.4)
Restructuring and other	0.6	1.0	0.1	(5.8)
Total operating loss	(5.1)	(5.8)	(12.5)	(22.2)
Interest income	—	0.2	—	0.2
Other income (expense), net	(0.7)	(1.1)	(0.7)	(1.0)
Loss from continuing operations before income taxes	$(5.8)	$(6.7)	$(13.2)	$(23.0)

Note 15 — Litigation, Commitments and Contingencies
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of June 30, 2017, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.
Intellectual Property Litigation
The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) — sometimes referred to as “patent trolls” — who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of June 30, 2017, the Company is not able to reasonably estimate the amount of any monetary liability or financial impact that may be incurred with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On December 31, 2014, IOENGINE, LLC (“IOENGINE”), an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. We strongly disagree with the jury verdict and certain rulings made before trial. We intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal. We have conservatively recorded a liability of $11.0 million within “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheet as of June 30, 2017 (the “IOENGINE Reserve”). The existence of the IOENGINE Reserve should not be construed as a belief or expectation on our part that all or any part of the jury verdict or any pre-judgement interest thereon in the IOENGINE matter should or will become due and payable.
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
Trade Payables
On January 26, 2016, CMC Magnetic Corp. (“CMC”), a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages of $6.3 million from the Company and $0.6 million from the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. In June 2016, CMC filed a motion seeking to amend its complaint to increase alleged damages to $7.2 million and add additional defendants including the Company’s directors and officers, which the Company has obligations to defend and indemnify. Thereafter, CMC served its amended complaint and the Company and ILAC answered asserting numerous affirmative defenses and counterclaims. On January 3, 2017, CMC filed a second amended complaint in the action pending in the District Court of Ramsey County Minnesota.  In addition to alleging that the Company is liable for all open CMC invoices worldwide (which CMC alleges totals approximately $23 million), the second amended complaint asserted fiduciary and related claims against former directors and other defendants, which we have an obligation to defend. Following oral arguments regarding certain motions to dismiss the second amended complaint on March 24, 2017, CMC sought leave of the court to further amend the complaint. A third amended complaint was filed on June 9, 2017, which was later “corrected” by CMC in a subsequent filing on June 15, 2017. The third amended complaint essentially asserts the same claims with clarifications requested by the judge at the March 24, 2017 hearing. On July 10, 2017, we filed an answer to CMC’s third amended complaint and asserted counterclaims. The Company intends to defend its position vigorously and has asserted affirmative defenses and counterclaims. The Company and ILAC deny any liabilities and assert counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment. CMC has brought similar claims in Japan and the Netherlands against our subsidiaries; we are also denying liabilities and asserting counterclaims on similar grounds in the Japanese and Dutch actions. Our asserted setoffs and counterclaims in the CMC litigations are for amounts that could constitute a substantial portion of, or exceed, CMC’s claims against us.

The Company is currently disputing trade payables with certain vendors (including CMC) associated with our Legacy Businesses on the basis of vendor non-performance. As of June 30, 2017 and December 31, 2016, based on invoices from these vendors, the Company has recorded, but not made payment, with the respect to $21 million of disputed trade payables, all of which are recorded as “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheets. To the extent the Company is able to resolve any of these disputes for an amount lower than the corresponding recorded liabilities, the applicable difference would be recognized as a gain within discontinued operations. In connection with disputed trade payables, certain vendors have attached, seized or otherwise effected restrictions on the Company’s access to approximately $9.8 million and $9.4 million of the Company’s cash, all of which is recorded as restricted cash within “Current assets of discontinued operations” on the Company’s Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, respectively.
Employee Matters
We received correspondence from former employees of our Legacy Businesses asserting their alleged eligibility to receive severance benefits.  Employee restructuring costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. We did not have any employee restructuring accruals as of June 30, 2017.  On March 29, 2017, three former Legacy Business employees filed a lawsuit (the “Severance Action”) in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits.  On April 28, 2017, we removed the Severance Action to the U.S. District Court for the District of Minnesota, based on our position that the Severance Action should properly be litigated in federal court because the alleged severance claims are, in essence, based on alleged rights under the Company’s ERISA severance plan.  On May 5, 2017, the Company also moved that the U.S. District Court dismiss the Severance Action based on our position that the plaintiffs’ state law claims are preempted by ERISA and the plaintiffs failed to follow the plan’s appeal procedures as required by ERISA. On July 21, 2017, the U.S. District Court remanded the Severance Action to Minnesota State District Court for further proceedings on the basis that plaintiffs plausibly alleged certain state law claims that may not arise under ERISA. We believe these state law claims are entirely without merit and intend to vigorously defend our position.
Copyright Levies
In many European Union (EU) member countries, the sale of recordable optical media is subject to a private copyright levy. The levies are intended to compensate copyright holders with “fair compensation” for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (the “Directive”). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law-making activities. On October 21, 2010, the Court of Justice of the European Union (the “CJEU”) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term “commercial channel sales” when referring to products intended for uses other than private copying and “consumer channel sales” when referring to products intended for uses including private copying.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of June 30, 2017 and December 31, 2016, we had accrued liabilities of $5.3 million and $4.9 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as “Other current liabilities” on the Company’s Consolidated Balance Sheets (and not within discontinued operations). The Company’s management oversees copyright levy matters and continues to explore options to resolve these matters.
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
France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. We adopted a practice of offsetting ongoing levy liability with the French collecting society for GlassBridge’s sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, GlassBridge reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid to cost of sales. As of June 30, 2017 the Company had offset approximately $14.4 million.
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
Other Jurisdictions. During the first quarter of 2015, GlassBridge reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. At June 30, 2017, the further recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency. We have an estimated $5.0 million of accrued but unpaid levies associated with consumer sales in EU jurisdictions other than Italy and France that we continue to carry on our books.
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
Indemnification Obligations
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of June 30, 2017 and 2016, estimated liability amounts associated with such indemnifications were not material.
Environmental Matters
Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of June 30, 2017. Compliance with environmental regulations has not had a material adverse effect on our financial results.
Contingencies
On October 14, 2015, the Company acquired 100% of the stock of CDI for a total purchase price of $6.7 million. The purchase price included future contingent consideration totaling up to $5 million (considered to have an estimated fair value of $0.8 million at the time of acquisition). We used the real option valuation technique for calculating the estimated fair value of contingent consideration with a 15% discount rate. The contingent consideration arrangement included the potential for three separate payments of cash and unregistered shares of GlassBridge common stock to the extent that certain defined revenue targets were achieved for the three consecutive six-month periods commencing January 1, 2016. The period of measurement for the third and final payment was January 1, 2017 to June 30, 2017, and the revenue target was not met for this or any other period. Accordingly, we have not made any contingent purchase price payments for CDI as of June 30, 2017. The Company reversed the remaining accruals for $0.3 million and the 57,482 shares for issuance. Upon the acquisition of CDI, we integrated CDI with the Nexsan Business, both operationally and with respect to its management team. In addition, the Company contributed all of the issued and outstanding stock of CDI to Nexsan prior to the consummation of the NXSN Transaction which closed on January 23, 2017. See Note 14 - Segment Information for more information.
Note 16 — Related Party Transactions
Mr. Kasoff serves as president of RSI, a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI performed consulting services for the Company for the period from August 8, 2015 to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three week extended term. Under the consulting agreement, RSI could receive consulting fees of up to $125,000 per week during the initial term. Consulting fees for the extended term, if elected by the Company, could not exceed $500,000. RSI received consulting fees of $2.1 million (up to $172,000 per week) and none for the six months ended June 30, 2016 and 2017, respectively, which are recorded in restructuring and other charges. No consulting fees were paid to RSI for the three months ended June 30, 2016 and 2017. Mr. Kasoff resigned from his position as the Company’s Chief Restructuring Officer on September 8, 2016 and from the Company’s Board on February 2, 2017.
On October 14, 2015, the Company acquired substantially all of the equity of CDI for approximately $6.7 million in cash, shares of the Company’s common stock and repayment of debt. Mr. Barrall is the founder and, at the time of acquisition, was also the Chief Executive Officer of CDI. In consideration for his CDI common shares and options to purchase CDI common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he was eligible to receive up to an additional $260,000 to the extent certain CDI revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016. As of June 30, 2017, none of the revenue targets were met and no such additional payments had been made to Mr. Barrall.
On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in Clinton Lighthouse. Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton. Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of the Company’s common stock at a value of $10.00 per share (as adjusted to reflect the Reverse Stock Split). The closing price of the Company’s common stock on February 8, 2016 was $6.50 (as adjusted to reflect the Reverse Stock Split). The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote and recusing himself from all related discussions and deliberations. Mr. De Perio is the Chairman of the Board and a Senior Portfolio Manager at Clinton. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s excess cash that may be invested, such that the Company may now invest up to $35 million of its excess cash in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an amended and restated letter agreement in order to adjust the price at which the Company’s stock would be valued for purposes of paying the incentive fee thereunder from $10.00 to $18.00 (each as adjusted to reflect the Reverse Stock Split) beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of June 30, 2017, the Company paid Clinton $0.5 million associated with the performance fees earned in 2016.
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
As of June 30, 2017, the short term investment balance in Clinton Lighthouse was $2.5 million compared to $19.5 million as of December 31, 2016. The decrease of $17.0 million mainly relates to $16.5 million of redemptions and approximately $0.5 million of unrealized loss for the six months ended June 30, 2017. Unrealized loss for the six months ended June 30, 2016 was approximately $0.3 million, net of $0.4 million accrued fees. We recorded the unrealized losses within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.
Mr. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that Clinton will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company we may designate from time to time, as well as provide to GBAM, our investment adviser subsidiary, certain additional services. Pursuant to the terms of the Services Agreement, we may request that Clinton designate a mutually agreeable replacement employee to serve as Chief Operating Officer or terminate Clinton’s provision of an employee to us for such role. Under the Services Agreement, we have agreed to pay Clinton $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, we will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. Clinton will continue to pay Mr. Strauss’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, we have also agreed to indemnify Mr. Strauss, Clinton, any substitute Chief Operating Officer and certain of their affiliates for certain losses. As of June 30, 2017, the Company paid Clinton $250,000 under this Services Agreement, of which $166,668 is recorded within "Selling, general and administrative" in our Condensed Consolidated Statements of Operations.
Note 17 — Subsequent Events
On July 20, 2017, the Company notified the New York Stock Exchange (the "NYSE") of its intention to voluntarily delist its common stock from the NYSE. After much careful discussion and deliberation, our Board of Directors approved resolutions authorizing the Company to initiate voluntarily delisting from the NYSE. The Board weighed several material factors in reaching this decision, including avoiding the risks that involuntary suspension of trading could cause and the importance of a controlled transition to OTCQX to ensure the continuing availability of a market for trading our common stock. The last trading day on the NYSE was August 1, 2017. Our common stock began trading on the OTCQX Market under the symbol "GLAE" on August 2, 2017.
GlassBridge remains a public company following the delisting and our shares continue to trade publicly.  We will continue to make SEC filings on Forms 10-K, 10-Q and 8-K, and we will remain subject to the SEC rules and regulations applicable to reporting companies under the Exchange Act.  We will maintain an independent Board of Directors with an independent Audit Committee and provide annual financial statements audited by a Public Company Accounting Oversight Board (PCAOB) auditor and unaudited interim financial reports, prepared in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements and Risk Factors
We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Form 10-Q, in our other filings with the SEC and in our reports to shareholders.
Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include information concerning the launch of our asset management business and related investment vehicles, strategic initiatives and potential acquisitions, the results of operations of our existing business lines, the impact of legal or regulatory matters on our business, as well as other actions, strategies and expectations, and are identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “will,” “could,” “might,” or “continues” or similar expressions. Such statements are subject to a wide range of risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Risk factors include various factors set forth from time to time in our filings with the SEC including the following: our need for substantial additional capital in order to fund our business; our ability to realize the anticipated benefits of our restructuring plan and other recent significant changes; the negative impacts of our delisting from the NYSE, including reduced liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock; significant costs relating to pending and future litigation; our ability to attract and retain talented personnel; the structure or success of our participation in any joint investments; risks associated with any future acquisition or business opportunities; our need to consume resources in researching acquisitions, business opportunities or financings and capital market transactions; our ability to integrate additional businesses or technologies; the impact of our reverse stock split on the market trading liquidity of our common stock; the market price volatility of our common stock; our need to incur asset impairment charges for intangible assets and goodwill; significant changes in discount rates, rates of return on pension assets and mortality tables; our reliance on aging information systems and our ability to protect those systems against security breaches; our ability to integrate accounting systems; changes in European law or practice related to the imposition or collectability of optical levies; changes in tax guidance and related interpretations and inspections by tax authorities; our ability to raise capital from third party investors for our asset management business; the efforts of Clinton’s key personnel and the performance of its overall business; our ability to comply with extensive regulations relating to the launch and operation of our asset management business; our ability to compete in the intensely competitive asset management business; the performance of any investment funds we sponsor or accounts we manage, including any fund or account managed by Clinton; difficult market and economic conditions, including changes in interest rates and volatile equity and credit markets; our ability to achieve steady earnings growth on a quarterly basis in our asset management business; the significant demands placed on our resources and employees, and associated increases in expenses, risks and regulatory oversight, resulting from the potential growth of our asset management business; our ability to establish a favorable reputation for our asset management business; the lack of operating history of our asset manager subsidiary and any funds that we may sponsor; our ability to realize the anticipated benefits of the third-party investment in our partially-owned data storage business; decreasing revenues and greater losses attributable to our partially-owned data storage products; our ability to quickly develop, source and deliver differentiated and innovative products; our dependence on third parties for new product introductions or technologies; our dependence on third-party contract manufacturing services and supplier-provided parts, components and sub-systems; our dependence on key customers, partners and resellers; foreign currency fluctuations and negative or uncertain global or regional economic conditions as well as various factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and from time to time in our filings with the SEC.
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
We closed a transaction (the “NXSN Transaction”) in January 2017 with NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”), pursuant to which all of the issued and outstanding common stock of Connected Data, Inc. ("CDI") and Nexsan Corporation (together with its subsidiaries other than CDI, “Nexsan”) was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Note”). The remaining 50% of the issued and outstanding common stock of NXSN is owned by Spear Point Private Equity LP

(“SPPE”), an affiliate of Spear Point Capital Management LLC ("Spear Point"). Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in NXSN to enhance the growth of the NXSN Business (as defined below) and support its recent product developments, eliminates our need to make this investment in the Nexsan Business ourselves and preserves the potential for equity value upside from the Nexsan Business’ ongoing development and market penetration.
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
In June 2017, we launched our first GBAM-managed investment fund (the "GBAM Fund") which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of June 30, 2017, we invested $10.0 million in the GBAM Fund. Our cash and cash equivalents balance as of June 30, 2017 included the $10.0 million invested in the GBAM Fund.
On July 20, 2017, the Company notified the New York Stock Exchange (the "NYSE") of its intention to voluntarily delist its common stock from the NYSE. After much careful discussion and deliberation, our Board of Directors approved resolutions authorizing the Company to initiate voluntarily delisting from the NYSE. The Board weighed several material factors in reaching this decision, including avoiding the risks that involuntary suspension of trading could cause and the importance of a controlled transition to OTCQX to ensure the continuing availability of a market for trading our common stock. The last trading day on the NYSE was August 1, 2017. Our common stock began trading on the OTCQX Market under the symbol "GLAE" on August 2, 2017.
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
Nothing contained in this Quarterly Report on Form 10-Q constitutes an offer to sell or a solicitation to buy any securities in any private investment vehicle managed by GBAM (collectively, the “GlassBridge-Managed Funds”), and may not be relied upon in connection with any offer or sale of securities. Any such offer or solicitation may only be made pursuant to the current Confidential Private Offering Memorandum (or similar document) for any such GlassBridge-Managed Fund, which is provided only to qualified offerees and which should be carefully reviewed prior to investing. GBAM is a newly formed entity and the GlassBridge-Managed Funds are currently either in formation state or have recently launched. GBAM is not currently registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended, or under similar state laws, and nothing in this Quarterly Report on Form 10-Q constitutes investment advice with respect to securities.

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

Executive Summary
Consolidated Results of Operations for the Three Months Ended June 30, 2017

•
Net revenue from continuing operations (solely related to the Nexsan Business) of $8.8 million for the three months ended June 30, 2017 was down 17.0% compared with $10.6 million in the same period last year. The decrease was a result of the Company’s decision to reduce operating expenses, including a reduced operations footprint and headcount which impacted the ability to process and fulfill orders and created a backlog during the quarter. Total backlog as of June 30, 2017 was approximately $2.8 million, primarily due to orders received late in the fiscal period that could not be delivered until the following fiscal period.

•
Operating loss from continuing operations was $5.1 million for the three months ended June 30, 2017 compared with an operating loss of $5.8 million in the same period last year, an improvement of $0.7 million, primarily due to a decrease in Nexsan Business operating expenses and corporate general and administrative expenses, offset by the start-up expenses related to our asset management business.

•	Basic and diluted loss per share from continuing operations was $0.78 for the three months ended June 30, 2017 compared with a basic and diluted loss per share of $1.67 for the same period last year.
Consolidated Results of Operations for the Six Months Ended June 30, 2017

•
Net revenue from continuing operations (solely related to the Nexsan Business) of $18.4 million for the six months ended June 30, 2017 was down 13.6% compared with $21.3 million in the same period last year. The decrease was a result of the Company’s decision to reduce operating expenses, including a reduced operations footprint and headcount which impacted the ability to process and fulfill orders and created a backlog during the quarter. Total backlog as of June 30, 2017 was approximately $2.8 million, primarily due to orders received late in the fiscal period that could not be delivered until the following fiscal period.

•
Operating loss from continuing operations was $12.5 million for the six months ended June 30, 2017 compared with an operating loss of $22.2 million in the same period last year, an improvement of $9.7 million, primarily due to a decrease in Nexsan Business operating expenses and corporate general and administrative expenses, offset by the start-up expenses related to our asset management business.

•	Basic and diluted loss per share from continuing operations was $2.16 for the six months ended June 30, 2017 compared with a basic and diluted loss per share of $5.65 for the same period last year.
Cash Flow/Financial Condition for the Six Months Ended June 30, 2017

•
Cash and cash equivalents totaled $16.2 million at June 30, 2017 compared with $10.0 million at December 31, 2016. The increase in the cash balance of $6.2 million was primarily due to $18 million redemptions of our investment in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”) and other short term investments and a $4 million capital contribution to NXSN Acquisition Corp from SPPE, offset by operating loss and our strategic investment in equity securities. See Note 12 - Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information on the Clinton Lighthouse investment.

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

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Net revenue	$8.8	$10.6	(17.0)%	$18.4	$21.3	(13.6)%
Net revenue for the three months ended June 30, 2017 decreased 17.0% compared with the same period last year due to increased order processing times as a result of operating expense reductions, partially offset by increases in certain product lines.
Net revenue for the six months ended June 30, 2017 decreased 13.6% compared with the same period last year due to increased order processing times as a result of operating expense reductions, partially offset by increases in certain product lines.
See Segment Results for further discussion of our reporting segments and products.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Gross profit	$4.1	$4.7	(12.8)%	$8.5	$9.1	(6.6)%
Gross margin	46.6%	44.3%		46.2%	42.7%
Gross profit for the three months ended June 30, 2017 decreased $0.6 million as a result of declines in revenue. Gross margin percentage increased by 2.3% compared with the same period last year due to reductions in production costs and product mix changes.
Gross profit for the six months ended June 30, 2017 decreased $0.6 million as a result of declines in revenue. Gross margin percentage increased by 3.5% compared with the same period last year due to reductions in production costs and product mix changes.
Selling, General and Administrative (“SG&A”)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Selling, general and administrative	$7.6	$8.3	(8.4)%	$16.4	$18.9	(13.2)%
As a percent of revenue	86.4%	78.3%		89.1%	88.7%
SG&A expense decreased for the three months ended June 30, 2017 by $0.7 million (or 8.4%) compared with the same period last year primarily due to Nexsan Business cost reductions of $0.8 million and corporate cost reductions of $0.7 million, partially offset by the addition of $0.8 million of expenses related to the start-up cost of our Asset Management Business. Nexsan Business cost reductions primarily relate to headcount reductions. The corporate cost decrease primarily relates to reductions in corporate headcount, information technology spending and legal costs. The Company now maintains a small team at its headquarters in Oakdale, Minnesota.
SG&A expense decreased for the six months ended June 30, 2017 by $2.5 million (or 13.2%) compared with the same period last year primarily due to Nexsan Business cost reductions of $0.8 million and corporate cost reductions of $3.4 million, partially offset by the addition of $1.7 million of expenses related to the start-up cost of our Asset Management Business. Nexsan Business cost reductions primarily relate to headcount reductions. The corporate cost decrease primarily relates to reductions in corporate headcount, information technology spending and legal costs.

Research and Development (“R&D”)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Research and development	$2.2	$3.2	(31.3)%	$4.7	$6.6	(28.8)%
As a percent of revenue	25.0%	30.2%		25.5%	31.0%
R&D expense decreased by $1 million for the three months ended June 30, 2017 compared with the same period last year. The reduction in R&D expenses was primarily related to favorable exchange rates as R&D facilities are operated in Canada and the United Kingdom, as well as headcount reduction within Nexsan Business legacy products.
R&D expense decreased by $1.9 million for the six months ended June 30, 2017 compared with the same period last year. The reduction in R&D expenses was primarily related to favorable exchange rates as R&D facilities are operated in Canada and the United Kingdom.
Restructuring and Other

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Restructuring and other	$(0.6)	$(1.0)	(40.0)%	$(0.1)	$5.8	(101.7)%
For the three months ended June 30, 2017, restructuring and other was a benefit of $0.6 million which included $0.2 million of proceeds from an asset sale and $0.4 million of accrual reversals. Compared to the same period last year, restructuring and other charges decreased by $0.4 million primarily related to the property tax refund of our former corporate campus in Minnesota.
For the six months ended June 30, 2017, restructuring and other was a benefit of $0.1 million. Compared to the same period last year, restructuring and other charges decreased by $5.9 million primarily related to consulting fees and other employee costs in the prior year, offset by the property tax refund.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Operating Loss from Continuing Operations

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Operating loss from continuing operations	$(5.1)	$(5.8)	(12.1)%	$(12.5)	$(22.2)	(43.7)%
As a percent of revenue	(58.0)%	(54.7)%		(67.9)%	(104.2)%
Operating loss from continuing operations decreased by $0.7 million for the three months ended June 30, 2017 compared with the same period last year primarily due to $0.7 million reduction in SG&A and $1.0 million decrease in R&D expenses, slightly offset by $0.6 million decrease in gross profit and $0.4 million increase in restructuring and other charges.
Operating loss from continuing operations decreased by $9.7 million for the six months ended June 30, 2017 compared with the same period last year primarily due to $5.9 million decrease in restructuring and other charges, $2.5 million reduction in SG&A and $1.9 million decrease in R&D expenses, slightly offset by $0.6 million decrease in gross profit.

Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Interest income	$—	$0.2	NM	$—	$0.2	NM
Other income (expense), net	(0.7)	(1.1)	NM	(0.7)	(1.0)	(30.0)%
Total other income (expense)	$(0.7)	$(0.9)	NM	$(0.7)	$(0.8)	(12.5)%
As a percent of revenue	(8.0)%	(8.5)%		(3.8)%	(3.8)%
“NM” - Indicates the Percent Change is not meaningful
Other income (expense) for the three months ended June 30, 2017 was $0.2 million worse compared with the same period last year. The change was primarily driven by the short term investment performance.
Other income (expense) for the six months ended June 30, 2017 was $0.1 million worse compared with the same period last year. The change was primarily driven by the short term investment performance.
Income Tax Benefit

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Income tax benefit (provision)	$(0.1)	$0.5	(120.0)%	$—	$2.1	NM
Effective tax rate	1.7%	(7.5)%		—%	(9.1)%
The change in the income tax provision for the three months ended June 30, 2017 compared to the same period last year was primarily related to the prior period’s intraperiod allocation of total tax expense between continuing operations and discontinued operations. The effective income tax rate for the three months ended June 30, 2017 differs from the U.S. federal statutory rate of 35% primarily due to a valuation allowance on various deferred tax assets.
Income (Loss) from Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Net revenue	$—	$—	$—	$2.0
Cost of goods sold	—	—	—	0.6
Gross profit	—	—	—	1.4
Selling, general and administrative	0.9	(1.2)	2.9	2.8
Research and development	—	—	—	0.5
Restructuring and other	(0.5)	0.6	(0.4)	0.3
Reclassification of cumulative translation adjustment	—	0.1	—	75.8
Other (income) expense	1.0	(0.5)	0.9	(0.2)
Income (loss) from discontinued operations, before income taxes	(1.4)	1.0	(3.4)	(77.8)
Gain on sale of discontinued businesses, before income taxes	—	—	—	3.8
Income tax benefit (provision)	0.2	(0.4)	0.2	(1.8)
Income (loss) from discontinued operations, net of income taxes	$(1.2)	$0.6	$(3.2)	$(75.8)
Discontinued operations comprise results from our Legacy Businesses. For the three months ended June 30, 2017, the Company had a loss of $1.2 million primarily due to legal and consulting costs of $0.9 million and currency translation losses of $1.0 million, offset by an account receivable recovery of $0.6 million. For the six months ended June 30, 2017, the Company had a loss of $3.2 million, primarily due to legal and consulting costs of $2.9 million. See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.

Segment Results
Following the launch of GBAM, the Nexsan Business and Asset Management Business are our reportable segments as of June 30, 2017. The Legacy Businesses were reported within discontinued operations.
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
Information related to our segments is as follows:
     Nexsan Business

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Net revenue	$8.8	$10.6	(17.0)%	$18.4	$21.3	(13.6)%
Operating loss	$(3.6)	$(4.8)	(25.0)%	(7.9)	(10.0)	(21.0)%
As a percent of revenue	(40.9)%	(45.3)%		(42.9)%	(46.9)%
Nexsan Business revenue decreased by 17.0% for the three months ended June 30, 2017 compared with the same period last year. The decrease was a result of the Company's decision to reduce operating expenses, including a reduced operations footprint and headcount which impacted the ability to process and fulfill orders and created a backlog during the quarter.
The operating loss decreased by $1.2 million for the three months ended June 30, 2017 compared with the same period last year driven primarily by expense reductions and improved gross margin percentages due to production cost improvements and product mix changes.
Nexsan Business revenue decreased by 13.6% for the six months ended June 30, 2017 compared with the same period last year. The decrease was a result of the Company's decision to reduce operating expenses, including a reduced operations footprint and headcount which impacted the ability to process and fulfill orders and created a backlog during the quarter.
The operating loss decreased by $2.1 million for the six months ended June 30, 2017 compared with the same period last year driven primarily by expense reductions and improved gross margin percentages due to production cost improvements and product mix changes.
Asset Management Business

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Net revenue	$—	$—	NM	$—	$—	NM
Operating loss	$(0.8)	$—	NM	$(1.7)	$—	NM
As a percent of revenue	NM	NM		NM	NM
“NM” - Indicates the Percent is not meaningful
GBAM is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Revenue from our Asset Management Business would primarily consist of management and performance fees paid by the funds under our management. Since we closed the Capacity and Services Transaction in February 2017, we jump-started the Asset Management Business by leveraging Clinton’s resources. As of June 30, 2017, we have launched the GBAM Fund. We are executing our business development plan and have been in contact with over one hundred potential strategic investors. Obtaining third party investment for similarly situated funds can take time, particularly in light of recent headwinds resulting from industry trends of underperformance of our initial fund's strategy. As of June 30, 2017, our Asset Management Business has not yet generated any revenue from third parties.
The operating loss for the three months ended June 30, 2017 included marketing, operating personnel and consulting costs of $0.3 million. During the quarter, we retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM.  These outside resources were tasked with building and launching an asset management platform designed to comply with all applicable laws and regulations.  Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.
In addition, we incurred $0.5 million of amortization cost related to the 1,250,000 shares of our common stock issued as consideration under the Capacity and Services Transaction. See Note 6 - Intangible Assets and Goodwill and Note 16 - Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information.
The operating loss for the six months ended June 30, 2017 included marketing, operating personnel, consulting and other costs of $0.9 million and an amortization cost of $0.8 million.
Corporate and Unallocated

	Three Months Ended			Six Months Ended
	June 30,		Percent Change	June 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Corporate and unallocated operating loss	$(1.3)	$(2.0)	(35.0)%	$(3.0)	$(6.4)	(53.1)%
Restructuring and other	0.6	1.0	(40.0)%	0.1	(5.8)	(101.7)%
Total	$(0.7)	$(1.0)		$(2.9)	$(12.2)
For the three months ended June 30, 2017, corporate and unallocated operating loss consists of $1.3 million of corporate general and administrative expenses, a 35% reduction year over year, and a restructuring and other benefit of $0.6 million primarily related to an asset sale and certain corporate accrual reversals.
For the six months ended June 30, 2017, corporate and unallocated operating loss consists of $3.0 million of corporate general and administrative expenses, a 53.1% reduction year over year, and a decrease in restructuring and other charges of $5.9 million. primarily related to consulting fees and other employee costs in the prior year, offset by property tax refund.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Impact of Changes in Foreign Currency Rates
The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and six months ended June 30, 2017.
Financial Position
Our cash and cash equivalents balance as of June 30, 2017 was $16.2 million compared to $10.0 million as of December 31, 2016. In addition, we had $2.5 million invested in Clinton Lighthouse, a short term investment that has daily liquidity, and $0.8 million in other short term investments.
Our accounts receivable balance as of June 30, 2017 was $5.6 million, a decrease of $2.1 million from $7.7 million as of December 31, 2016 as a result of the $1.2 million accounts receivable sale (see Note 5 - Supplemental Balance Sheet in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details) and the lower revenue for the quarter ended June 30, 2017. Days sales outstanding (“DSO”) was 54 days as of June 30, 2017, up one day from December 31, 2016. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of June 30, 2017 was $5.0 million, an increase of $0.9 million from $4.1 million as of December 31, 2016 due to a delay of order shipment at the quarter end. Days of inventory supply was 139 days as of June 30, 2017, up 56 days from December 31, 2016, primarily due to the backlog of orders resulting from the Company’s decision to reduce operating expenses and headcount. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of June 30, 2017 was $6.6 million, a decrease of $0.5 million from $7.1 million as of December 31, 2016. The decrease in accounts payable was mainly due to the seasonal timing of payments.
Our other current liabilities balance as of June 30, 2017 was $17.6 million compared to $16.0 million as of December 31, 2016. The increase of $1.6 million was mainly due to the increase of accrued expenses and deferred revenues.

Liquidity and Capital Resources
Cash Flows Provided by (Used in) Operating Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2017	2016
Net loss	$(16.4)	$(96.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2.1	1.3
Reclassification of cumulative translation adjustment	—	75.8
Short term investment	18.7	(35.7)
Other, net	(0.4)	0.5
Changes in operating assets and liabilities	2.6	(20.2)
Net cash provided by (used in) operating activities	$6.6	$(75.0)
Cash provided by operating activities was $6.6 million for the six months ended June 30, 2017, primarily relating to redemptions of our investment in Clinton Lighthouse and other short term investments which were partially offset by the operating loss. Cash used in operating activities was $75.0 million for the six months ended June 30, 2016, reflecting negative earnings and our investment of $35.0 million plus the gain in Clinton Lighthouse as well as the payments for accrued severance and restructuring.
Cash Flows Provided by (Used in) Investing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2017	2016
Capital expenditures	$(0.6)	$(0.2)
Proceeds from sale of assets and business	0.2	25.5
Purchase of equity securities	(4.0)	—
Net cash provided by (used in) investing activities	$(4.4)	$25.3
Cash used in investing activities for the six months ended June 30, 2017 included the Nexsan Business’s capital expenditures and our strategic investment in equity securities. Cash provided by investing activities for the six months ended June 30, 2016 primarily included the sale of our former corporate campus in Minnesota, Memorex brand and IronKey business.
Cash Flows Provided by (Used in) Financing Activities:

	Six Months Ended
	June 30,
(Dollars in millions)	2017	2016
Purchase of treasury shares	$—	$(0.2)
Debt repayments	$—	$(0.2)
Capital contributions from noncontrolling interest	4.0	—
Net cash provided by (used in) financing activities	$4.0	$(0.4)
Cash provided by financing activities for the six months ended June 30, 2017 represented proceeds from NXSN’s sale of non-voting preferred stock to SPPE in connection with the NXSN Transaction. Cash used in financing activities for the six months ended June 30, 2016 represented cash used for debt repayments.
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
On June 9, 2017 and June 15, 2017, CMC Magnetic Corp. (“CMC”) filed a third amended complaint in an action pending in the District Court of Ramsey County Minnesota.  In addition to alleging that the Company and its subsidiary Imation Latin America Corp. ("ILAC") are liable for all open CMC invoices worldwide (which CMC alleges totals approximately $23 million), CMC is asserting fiduciary and related claims against former directors of the Company and other defendants, which we have an obligation to defend. The Company and ILAC deny any liabilities and assert counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment. CMC has brought similar claims in Japan and the Netherlands against our subsidiaries; we are also denying liabilities and asserting counterclaims on similar grounds in the Japanese and Dutch actions. Our asserted setoffs and counterclaims in the CMC litigation are for amounts that could constitute a s substantial portion of, or exceed, CMC's claims against us. See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information.
The Company is currently disputing trade payables with CMC associated with our Legacy Businesses on the basis of vendor non-performance. We have asserted setoffs and counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment in the CMC litigation for amounts that could constitute a substantial portion of, or exceed, CMC's claims against us. As of June 30, 2017, based on invoices from CMC, the Company has recorded, but not made payment, with the respect to $21 million of disputed trade payables, all of which are recorded as “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheets. In connection with disputed trade payables, CMC have attached, seized or otherwise effected restrictions on the Company’s access to approximately $9.8 million of the Company’s cash, all of which is recorded as restricted cash within “Current assets of discontinued operations” on the Company’s Consolidated Balance Sheet as of June 30, 2017 (the “CMC Cash Restrictions”).
We believe it is highly unlikely that the CMC litigation will be resolved within the next 12 months. Accordingly, our cash flow projection for the 12 months following the filing date of this Quarterly Report on Form 10-Q assume that the CMC Cash Restrictions will remain in place and that we will not be required to pay any significant cash in connection with the resolution of the CMC litigation.
We had $16.2 million cash on hand as of June 30, 2017 with an additional $3.3 million of short term investment. In January 2017 we completed the NXSN Transaction. The terms of the NXSN Transaction provide that NXSN may raise up to $10 million from the sale of NXSN non-voting preferred stock. As of June 30, 2017, NXSN had sold $4.0 million of NXSN non-voting preferred stock and $6.0 million remained available for sale. Our liquidity needs for the next 12 months include the following: corporate expenses of $4 million to $5 million, Legacy Business liability payments (including the IOENGINE Reserve) of $2 million to $10 million, Asset Management start-up costs up to $0.5 million, pension funding of approximately $0.3 million to $0.5 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above.
We expect that our cash and short term investment positions in the U.S. and outside of the U.S. and potential cash proceeds from asset monetization will provide liquidity sufficient to meet our needs for our operations and our obligations in the countries in which we operate. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Short Term Investment
See Note 12 - Fair Value measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Off Balance Sheet Arrangements
As of June 30, 2017, we did not have any material off-balance sheet arrangements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2017, the end of the period covered by this report, the Chairman and principal executive officer, Joseph A. De Perio, and the Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended June 30, 2017, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2014, IOENGINE, LLC (“IOENGINE”), a non-practicing entity, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. We strongly disagree with the jury verdict and certain rulings made before trial. We intend to vigorously challenge the verdict and certain of the Court’s pre-trial rulings in post-trial motions, and, if necessary, pursue our rights on appeal. We have conservatively recorded a liability of $11.0 million within “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheet as of June 30, 2017 (the “IOENGINE Reserve”). The existence of the IOENGINE Reserve should not be construed as a belief or expectation on our part that all or any part of the jury verdict in the IOENGINE matter should or will become due and payable.
On January 26, 2016, CMC Magnetic Corp. (“CMC”), a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages of $6.3 million from the Company and $0.6 million from the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract.  In June 2016, CMC filed a motion seeking to amend its complaint to increase alleged damages to $7.2 million and add additional defendants including the Company’s directors and officers, which the Company has obligations to defend and indemnify. Thereafter, CMC served its amended complaint and the Company and ILAC answered asserting numerous affirmative defenses and counterclaims.  On January 3, 2017, CMC filed a second amended complaint in the action pending in the District Court of Ramsey County Minnesota.  In addition to alleging that the Company is liable for all open CMC invoices worldwide (which CMC alleges totals approximately $23 million), the second amended complaint asserted fiduciary and related claims against former directors and other defendants, which we have an obligation to defend.  Following oral arguments regarding certain motions to dismiss the second amended complaint on March 24, 2017, CMC sought leave of the court to further amend the complaint. A third amended complaint was filed on June 9, 2017, which was later “corrected” by CMC in a subsequent filing on June 15, 2017. The third amended complaint essentially asserts the same claims with clarifications requested by the judge at the March 24, 2017 hearing. On July 10, 2017, we filed an answer to CMC’s third amended complaint and asserted counterclaims. The Company intends to defend its position vigorously and has asserted affirmative defenses and counterclaims. The Company and ILAC deny any liabilities and assert counterclaims for breach of warranty, breach of contract, failure to pay rebates and unjust enrichment. CMC has brought similar claims in Japan and the Netherlands against our subsidiaries; we are also denying liabilities and asserting counterclaims on similar grounds in the Japanese and Dutch actions. Our asserted setoffs and counterclaims in the CMC litigation are for amounts that could constitute a substantial portion of, or exceed, CMC’s claims against us.
We received correspondence from former employees of our Legacy Businesses asserting their alleged eligibility to receive severance benefits.  Employee restructuring costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. We did not have any employee restructuring accruals as of June 30, 2017.  On March 29, 2017, three former Legacy Business employees filed a lawsuit (the “Severance Action”) in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits.  On April 28, 2017, we removed the Severance Action to the U.S. District Court for the District of Minnesota, based on our position that the Severance Action should properly be litigated in federal court because the alleged severance claims are, in essence, based on alleged rights under the Company’s ERISA severance plan.  On May 5, 2017, the Company also moved that the U.S. District Court dismiss the Severance Action based on our position that the plaintiffs’ state law claims are preempted by ERISA and the plaintiffs failed to follow the plan’s appeal procedures as required by ERISA. On July 21, 2017, the U.S. District Court remanded the Severance Action to Minnesota State District Court for further proceedings on the basis that plaintiffs plausibly alleged certain state law claims that may not arise under ERISA. We believe these state law claims are entirely without merit and intend to vigorously defend our position.
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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.
Date:	August 11, 2017	/s/ Danny Zheng
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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.