Form 10-Q
period 2017-09-30
GlassBridge Enterprises, Inc.
filed 2017-11-14
CIK 1014111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,977,307 shares of Common Stock, par value $0.01 per share, were outstanding as of November 10, 2017.

GLASSBRIDGE ENTERPRISES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue	$9.3	$11.5	$27.7	$32.8
Cost of goods sold	5.3	6.3	15.2	18.5
Gross profit	4.0	5.2	12.5	14.3
Operating expenses:
Selling, general and administrative	7.0	8.7	23.4	27.6
Research and development	1.8	2.9	6.5	9.5
GBAM Fund expenses	0.3	—	0.3	—
Restructuring and other	1.2	1.3	1.1	7.1
Total operating expenses	10.3	12.9	31.3	44.2
Operating loss from continuing operations	(6.3)	(7.7)	(18.8)	(29.9)
Other income (expense):
Interest income	—	—	—	0.2
Net gains from GBAM Fund activities	1.0	—	1.0	—
Other income (expense), net	0.1	0.2	(0.6)	(0.8)
Total other income (expense)	1.1	0.2	0.4	(0.6)
Loss from continuing operations before income taxes	(5.2)	(7.5)	(18.4)	(30.5)
Income tax benefit	3.5	0.2	3.5	2.3
Loss from continuing operations	(1.7)	(7.3)	(14.9)	(28.2)
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	—	—	—	2.4
Income (loss) from discontinued operations, net of income taxes	7.7	0.2	4.5	(2.2)
Reclassification of cumulative translation adjustment	—	—	—	(75.8)
Income (loss) from discontinued operations, net of income taxes	7.7	0.2	4.5	(75.6)
Net income (loss) including noncontrolling interest	6.0	(7.1)	(10.4)	(103.8)
Less: Net loss attributable to noncontrolling interest	(2.0)	—	(5.5)	—
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$8.0	$(7.1)	$(4.9)	$(103.8)

Income(loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$0.06	$(1.97)	$(2.04)	$(7.62)
Discontinued operations	1.54	0.05	0.98	(20.43)
Net income (loss)	$1.60	$(1.92)	$(1.06)	$(28.05)

Weighted average common shares outstanding:
Basic and diluted	5.0	3.7	4.6	3.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (INCOME) LOSS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) including noncontrolling interest	$6.0	$(7.1)	$(10.4)	$(103.8)

Other comprehensive income, net of tax:

Net pension adjustments, net of tax:
Liability adjustments for defined benefit pension plans	(0.8)	0.3	(0.8)	(1.8)
Reclassification of adjustment for defined benefit plans recorded in net income (loss)	0.9	0.5	1.1	3.0
Total net pension adjustments	0.1	0.8	0.3	1.2

Net foreign currency translation:
Unrealized foreign currency translation gains (losses)	0.1	—	0.1	(0.8)
Realized cumulative translation adjustments from disposal of businesses	—	—	—	75.8
Total net foreign currency translation	0.1	—	0.1	75.0

Total other comprehensive income, net of tax	0.2	0.8	0.4	76.2

Comprehensive income (loss) including noncontrolling interest	6.2	(6.3)	(10.0)	(27.6)
Less: Comprehensive loss attributable to noncontrolling interest	(2.0)	—	(5.5)	—
Comprehensive income (loss) attributable to GlassBridge Enterprises, Inc.	$8.2	$(6.3)	$(4.5)	$(27.6)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15.7	$10.0
Short term investments	2.7	22.0
Accounts receivable, net	6.0	7.7
Inventories	5.5	4.1
Other current assets	3.8	3.2
Current assets of discontinued operations	10.3	10.5
Total current assets	44.0	57.5
Property, plant and equipment, net	1.3	2.8
Intangible assets, net	11.6	3.4
Goodwill	3.8	3.8
Other assets	4.9	1.0
Non-current assets of discontinued operations	2.8	2.8
Total assets	$68.4	$71.3
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8.1	$7.1
Other current liabilities	17.6	16.0
Current liabilities of discontinued operations	22.4	39.7
Total current liabilities	48.1	62.8
Other liabilities	30.6	29.4
Other liabilities of discontinued operations	9.2	4.4
Total liabilities	87.9	96.6
Shareholders’ deficit:
Preferred stock, $.01 par value, authorized 25 million shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 10 million shares, 5.7 million issued	0.1	—
Additional paid-in capital	1,053.0	1,042.8
Accumulated deficit	(1,023.8)	(1,019.1)
Accumulated other comprehensive loss	(20.3)	(20.6)
Treasury stock, at cost: 0.8 million shares at September 30, 2017; 0.7 million shares at December 31, 2016	(28.6)	(28.4)
Total GlassBridge Enterprises, Inc. shareholders’ deficit	(19.6)	(25.3)
Noncontrolling interest	0.1	—
Total shareholders’ deficit	(19.5)	(25.3)
Total liabilities and shareholders’ deficit	$68.4	$71.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
The assets of NXSN Acquisition Corp., which GlassBridge Enterprises, Inc. identifies as a consolidated variable interest entity ("VIE") that can be used only to settle obligations of the VIE and the liabilities of the VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of GlassBridge Enterprises, Inc. were as follows. See Note 1 - Basis of Presentation for further information.

September 30,
2017
(unaudited)
Assets
Cash and cash equivalents	$0.9
Accounts receivable, net	$6.0
Inventories	$5.5
Intangible assets, net and Goodwill	$6.7
Other assets	$3.3
Liabilities
Accounts payable	$7.2
Other current liabilities	$8.5
Other liabilities	$4.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss including noncontrolling interest	$(10.4)	$(103.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3.2	1.9
Stock-based compensation	0.2	—
Loss on abandonment of unused property, plant and equipment	1.1	—
Realized cumulative translation adjustment	—	75.8
Gain on sale of asset	(1.0)	—
Short term investment	19.3	(37.7)
Other, net	(0.2)	1.7
Changes in operating assets and liabilities	(7.6)	(21.0)
Net cash provided by (used in) operating activities	4.6	(83.1)
Cash Flows from Investing Activities:
Capital expenditures	(0.9)	(0.6)
Purchase of equity securities	(4.0)	—
Proceeds from sale of assets and business	0.5	25.5
Net cash provided by (used in) investing activities	(4.4)	24.9
Cash Flows from Financing Activities:
Purchase of treasury stock	(0.1)	(0.2)
Debt repayments	—	(0.2)
Capital contributions from noncontrolling interest	5.6	—
Net cash provided by (used in) financing activities	5.5	(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.1
Net change in cash and cash equivalents	5.7	(58.5)
Cash and cash equivalents — beginning of period	10.0	70.4
Cash and cash equivalents — end of period	$15.7	$11.9

Supplemental disclosures of non-cash investing and financing activities:
Non-cash transaction with Clinton Group, Inc.	$10.1	$—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GLASSBRIDGE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) is a holding company. We actively explore a diverse range of new, strategic asset management business opportunities for our portfolio. The company’s wholly-owned subsidiary GlassBridge Asset Management, LLC (“GBAM”) is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Our partially-owned subsidiary NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”) operates a global enterprise data storage business through its subsidiaries.
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
The operating results of our legacy business segments, Consumer Storage and Accessories and Tiered Storage and Security Solutions (the “Legacy Businesses”), are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Our continuing operations in each period presented represents our global enterprise data storage business with an emerging enterprise-class, private cloud sync and share product line (the “Nexsan Business”, which consists of the products of NXSN’s subsidiaries Nexsan Corporation (together with its subsidiaries other than Connected Data, Inc. ("CDI"), “Nexsan”) and CDI), and our “Asset Management Business,” which consists of our investment advisory business conducted through GBAM, as well as corporate expenses and activities not directly attributable to our Legacy Businesses. Assets and liabilities directly associated with our Legacy Businesses and that are not part of our ongoing operations have been separately presented on the face of our Condensed Consolidated Balance Sheet as of both September 30, 2017 and December 31, 2016. See Note 4 - Discontinued Operations for further information.
On January 23, 2017, we closed a transaction (the “NXSN Transaction”) with NXSN, pursuant to which all of the issued and outstanding common stock of Nexsan and CDI was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Note”). Spear Point Private Equity LP (“SPPE”), an affiliate of Spear Point Capital Management, LLC (“Spear Point”), owns the remaining 50% issued and outstanding shares of NXSN common stock and shares of NXSN non-voting preferred stock.
The terms of the NXSN Transaction provided that NXSN had the right to raise up to $10 million from the sale of NXSN non-voting preferred stock. As of September 30, 2017, NXSN had sold $5.6 million of NXSN non-voting preferred stock. Although the time period during which NXSN was permitted to sell NXSN non-voting preferred stock has lapsed under the terms of the NXSN Transaction, we are continuing to work with SPPE to find capital solutions to sufficiently fund the continuing operations of the Nexsan Business. In the event NXSN does not raise sufficient capital to fund its continuing operations, we will continue to explore options to preserve the enterprise value of the Nexsan Business.

As a result of the NXSN Transaction, we identified NXSN as a variable interest entity (“VIE”). We consolidate a VIE in our financial statements if we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Following January 23, 2017, NXSN’s financial results are included in our Condensed Consolidated Financial Statements since we made the determination that we are the primary beneficiary of such VIE. Until January 23, 2017, as we owned 100% of the equity interest of Nexsan and CDI, the financial results of Nexsan and CDI were included in our Condensed Consolidated Financial Statements as wholly-owned subsidiaries. See Note 14 - Segment Information for additional information.
On February 2, 2017, we closed a transaction with Clinton Group, Inc. (“Clinton”) which has facilitated the launch of our Asset Management Business, that consists of our investment advisory business conducted through GBAM (the “Capacity and Services Transaction”). See Note 6 - Intangible Assets and Goodwill and Note 16 - Related Party Transactions for further information.
On February 21, 2017, we effected a 1:10 reverse split of our common stock, without any change in the par value per share (the “Reverse Stock Split”), and decreased the number of authorized shares of our common stock from 100,000,000 to 10,000,000. All share and per share values of our common stock for all periods presented are retroactively restated for the effect of the Reverse Stock Split.
In June 2017, we launched our first GBAM-managed investment fund (the “GBAM Fund”) which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of September 30, 2017, we had invested certain of our cash as proprietary capital in the GBAM Fund. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Condensed Consolidated Financial Statements as part of the Asset Management Business. Our cash and cash equivalents balance as of September 30, 2017 included the proprietary capital invested in the GBAM Fund. See Note 14 - Segment Information for additional information.
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
Note 3 — Income (Loss) per Common Share
Basic income (loss) per common share is calculated using the weighted average number of shares outstanding for the period. Unvested restricted stock and treasury shares are excluded from the calculation of basic weighted average number of common shares outstanding. Once restricted stock vests, it is included in our common shares outstanding.
Diluted income (loss) per common share is computed on the basis of the weighted average shares outstanding plus the dilutive effect of our stock-based compensation plans using the “treasury stock” method. Since the exercise price of our stock options is greater than the average market price of the Company’s common stock for the period, we did not include dilutive common equivalent shares for these instruments in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

The following table sets forth the computation of the weighted average basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share amounts)	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(1.7)	$(7.3)	$(14.9)	$(28.2)
Less: loss attributable to noncontrolling interest	(2.0)	—	(5.5)	—
Net income (loss) from continuing operations attributable to GlassBridge Enterprises, Inc.	0.3	(7.3)	(9.4)	(28.2)
Income (loss) from discontinued operations, net of income taxes	7.7	0.2	4.5	(75.6)
Net income (loss) attributable to GlassBridge Enterprises, Inc.	$8.0	$(7.1)	$(4.9)	$(103.8)
Denominator:
Weighted average number of common shares outstanding during the period - basic and diluted	5.0	3.7	4.6	3.7

Income (loss) per common share attributable to GlassBridge common shareholders — basic and diluted:
Continuing operations	$0.06	$(1.97)	$(2.04)	$(7.62)
Discontinued operations	1.54	0.05	0.98	(20.43)
Net income (loss)	$1.60	$(1.92)	$(1.06)	$(28.05)

Anti-dilutive shares excluded from calculation	0.3	0.4	0.3	0.4
Note 4 — Discontinued Operations
The operating results for the Legacy Businesses are presented in our Condensed Consolidated Statements of Operations as discontinued operations for all periods presented and reflect revenues and expenses that are directly attributable to these businesses that were eliminated from our ongoing operations.
GAAP requires accumulated foreign currency translation balances to be reclassified into the Consolidated Statement of Operations once the liquidation of the net assets of a foreign entity is substantially complete. As of March 31, 2016, because we had ceased operations in all of our international legal entities other than those associated with the Nexsan Business, we had determined that the liquidations of our international entities associated with our Legacy Businesses are substantially complete. All remaining activities associated with these entities, including the final disposition of remaining balance sheet amounts and formal dissolution of these entities are being managed and controlled by the Company’s U.S. corporate function. Accordingly, the Company reclassified into discontinued operations $75.7 million and $75.8 million of foreign currency translation losses associated with our Legacy Businesses for the three months ended March 31, 2016 and for the nine months ended September 30, 2016, respectively.
Additionally, in February 2016 the Company sold its IronKey mobile security solutions business to Kingston Digital, Inc. (“Kingston”) and DataLocker Inc. (“DataLocker”) pursuant to two asset purchase agreements which qualified as the sale of a business. The Company recorded a pre-tax gain on the IronKey sale of $3.8 million during the first quarter of 2016.
In September 2017, we entered into an agreement with a Dutch counterparty with respect to certain potential transactions (the “French Levy Monetization Transactions”) intended to monetize our claims against the French levy collecting society in furtherance of our efforts to position for winddown the European subsidiary holding such claims. The French Levy Monetization Transactions are structured as “back-to-back” sales of certain leviable products to French purchasers designed to utilize the Dutch company’s French distribution channel to recover a portion of overpaid levies via setoff. See Note 15 - Litigation, Commitments and Contingencies for additional information on these overpaid levies.
For the three and nine months ended September 30, 2017, we recorded less than $0.1 million of services fee revenue and as of September 30, 2017, our European subsidiary recorded less than $0.1 million of services fee due to the Dutch counterparty. For the three months and nine months ended September 30, 2017, our European subsidiary recorded revenue of $0.3 million due from a French purchaser and cost of goods sold of $0.2 million due to the Dutch counterparty.

The key components of the results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net revenue	$0.3	$—	$0.3	$2.0
Cost of goods sold	0.2	—	0.2	0.6
Gross profit	0.1	—	0.1	1.4
Selling, general and administrative	1.3	0.8	4.2	3.6
Research and development	—	—	—	0.5
Restructuring and other	(13.2)	(0.7)	(13.6)	(0.4)
Reclassification of cumulative translation adjustment	—	—	—	75.8
Other (income) expense	0.8	(0.4)	1.7	(0.6)
Income (loss) from discontinued operations, before income taxes	11.2	0.3	7.8	(77.5)
Gain on sale of discontinued businesses, before income taxes	—	—	—	3.8
Income tax provision	(3.5)	(0.1)	(3.3)	(1.9)
Income (loss) from discontinued operations, net of income taxes	$7.7	$0.2	$4.5	$(75.6)
For the three months ended September 30, 2017, “restructuring and other” predominantly reflects a $7.3 million net gain attributable to the settlement of the lawsuits brought against us by CMC Magnetic Corp. (“CMC”), a $3.3 million net gain attributable to the settlement of the lawsuit brought against us by IOENGINE, LLC (“IOENGINE”), a $2.4 million gain on resolution of customer and vendor balances related to the Legacy Businesses, and a $0.6 million gain on asset claim recovery. See Note 15 - Litigation, Commitments and Contingencies for additional information on the CMC and IOENGINE settlements.
Current assets of discontinued operations of $10.3 million as of September 30, 2017 principally include approximately $9.0 million of restricted cash, primarily associated with disputed CMC trade payables. Current assets of discontinued operations of $10.5 million as of December 31, 2016 principally included approximately $9.4 million of restricted cash, primarily associated with disputed trade payables. The change in the restricted cash was due to currency translation. Pursuant to the settlement agreement with CMC, we undertook certain obligations to release restricted cash associated with the CMC trade payables. See Note 15 - Litigation, Commitments and Contingencies for additional information.
Current liabilities of discontinued operations of $22.4 million as of September 30, 2017 included $1.1 million of accounts payable, $1.0 million of customer credit and rebate accruals, $11.1 million due to CMC (includes $9.0 million of restricted cash to be released to CMC), $3.8 million due to IOENGINE, $1.8 million of legal accruals and $3.6 million of other current liability amounts. Current liabilities of discontinued operations of $39.7 million as of December 31, 2016 included $22.8 million of accounts payable, $3.2 million of customer credit and rebate accruals, $11.0 million of legal accruals and $2.7 million of other current liability amounts. The change in accounts payable and legal accruals were primarily attributable to the settlement of our CMC and IOENGINE lawsuits. See Note 15 - Litigation, Commitments and Contingencies for additional information.
Other liabilities of discontinued operations of $9.2 million as of September 30, 2017 included $1.0 million due to CMC, $4.0 million due to IOENGINE, and $4.2 million of other liability amounts. Other liabilities of discontinued operations of $4.4 million as of December 31, 2016 included $4.4 million of other liability amounts. See Note 15 - Litigation, Commitments and Contingencies for additional information on the CMC and IOENGINE settlements.
Note 5 — Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided as follows:
The Company’s accounts receivable are solely related to the Nexsan Business and reported on the Condensed Consolidated Balance Sheet net of reserves and allowances. The reserves and allowances were $0.3 million and $0.2 million for the periods ended September 30, 2017 and December 31, 2016, respectively. Reserves and allowances include estimated amounts for customer returns, discounts on payment terms and uncollectible accounts.
In the third quarter of 2017, Nexsan sold $1.2 million of its accounts receivable to affiliates of Spear Point for a discounted purchase price of $1.1 million, subject to a right to repurchase within five months of the original sale at the original sales price plus 2% interest per month. The accounts receivable sale was recorded as a sale of financial assets under ASC860. The purchase price discounts associated with the sales of Nexsan Business accounts receivable are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The amount of the accounts receivable sold was excluded from our Condensed Consolidated Balance Sheet.
Other assets include a $4.0 million strategic investment in equity securities, which is consistent with our stated strategy of exploring a diverse range of new strategic asset management business opportunities for our portfolio. We will account for such investments under the cost method of accounting.
Other current liabilities primarily includes deferred revenue of $7.0 million and $6.7 million related to the Nexsan Business, levy accruals of $5.5 million and $4.9 million and accrued payroll of $2.0 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively.
Other liabilities include pension liabilities of $25.3 million and $24.1 million as of September 30, 2017 and December 31, 2016, respectively.
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

(In millions)	Capacity Agreement	Developed Technology	Total
September 30, 2017
Cost	$10.1	$4.3	$14.4
Accumulated amortization	(1.4)	(1.4)	(2.8)
Intangible assets, net	$8.7	$2.9	$11.6
December 31, 2016
Cost	$—	$4.3	$4.3
Accumulated amortization	—	(0.9)	(0.9)
Intangible assets, net	$—	$3.4	$3.4
Amortization expense for intangible assets consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Amortization expense	$0.7	$0.2	$1.9	$0.6
Estimated amortization expense for the remainder of 2017 and each of the next four years is as follows:

(In millions)	2017 (Remainder)	2018	2019	2020	2021
Amortization expense	$0.7	$2.7	$2.7	$2.7	$2.6
Goodwill
The goodwill balance was $3.8 million as of September 30, 2017 and December 31, 2016. The goodwill is solely contained within the Nexsan Business. There are no impairment indicators based on management’s assessment. We monitor our results and expected cash flows in the future to access whether consideration of an impairment of goodwill may be necessary.

Note 7 — Restructuring and Other Expense
The components of our restructuring and other expense included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Restructuring Expense:
Severance and related	$0.1	$0.4	$1.0	$0.4
Loss on abandonment of unused property, plant and equipment	1.1	—	1.1	—
Other(1)	(0.8)	—	(1.7)	—
Total Restructuring	$0.4	$0.4	$0.4	$0.4
Other Expense:
Pension settlement/curtailment (Note 9)	$0.8	$0.3	0.8	2.6
Asset disposals / write down	—	—	—	0.1
Other(2)	—	0.6	(0.1)	4.0
Total Other	$0.8	$0.9	$0.7	$6.7
Total Restructuring and Other	$1.2	$1.3	$1.1	$7.1
(1) For the three months ended September 30, 2017, other includes $0.8 million net gain from an asset sale. For the nine months ended September 30, 2017, other includes $1.0 million net gain from an asset sale, $0.3 million reversal of contingent consideration obligations related to the CDI acquisition (see Note 15 - Litigation, Commitments and Contingencies for additional information), and $0.4 million reversal of other employee costs. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.
(2) For the three months ended September 30, 2016, other includes consulting expenses of $0.3 million and $0.2 million for Realization Services, Inc. (See Note 16 - Related Party Transactions for additional information) and Otterbourg P.C., respectively and $0.1 million for other consulting fees. For the nine months ended September 30, 2016, other includes consulting expenses of $2.4 million and $1.4 million for Realization Services, Inc. and Otterbourg P.C., respectively, a net credit of $1.9 million for property tax refund for the former Oakdale site, as well as $2.1 million for other employee costs and consulting fees directly attributable to our Restructuring Plan. We have considered these costs to be attributable to our corporate activities and, therefore, they are not part of our discontinued operations.
Activity related restructuring accruals was as follows:

(In millions)	Severance and Related
Accrued balance at December 31, 2016	$—
Charges	0.6
Usage and payments	(0.4)
Accrued balance at March 31, 2017	$0.2
Charges	0.3
Usage and payments	(0.2)
Accrued balance at June 30, 2017	$0.3
Usage and payments	(0.3)
Accrued balance at September 30, 2017	$—
Note 8 — Stock-Based Compensation
Stock-based compensation for continuing operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Stock-based compensation expense	$0.2	$0.2	$0.3	$0.6

We have stock-based compensation awards consisting of stock options, restricted stock and stock appreciation rights under four plans (collectively, the “Stock Plans”) which are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017, there were 186,225 shares available for grant under the 2011 Incentive Plan. No further shares were available for grant under any other stock incentive plan.
Stock Options
The following table summarizes our stock option activity:

	Stock Options	Weighted Average Exercise Price
Outstanding December 31, 2016	286,707	$77.50
Granted	—	—
Exercised	—	—
Canceled	(40,213)	128.72
Forfeited	(6,602)	23.46
Outstanding September 30, 2017	239,892	$70.41
Exercisable as of September 30, 2017	210,943	$78.15
The outstanding options are non-qualified and generally have a term of ten years. The following table summarizes our weighted average assumptions used in the Black-Scholes valuation of stock options:

	Nine Months Ended
	September 30,
	2017	2016
Volatility	44.3%	41.0%
Risk-free interest rate	1.6%	1.8%
Expected life (months)	72	72
Dividend yield	—	—
As of September 30, 2017, there was $0.2 million of total unrecognized compensation expense related to non-vested stock options granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock
The following table summarizes our restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2016	79,926	$20.63
Granted	86,000	5.85
Grant adjustments	(324)	38.00
Vested	(2,071)	17.57
Forfeited	(67,206)	22.84
Nonvested as of September 30, 2017	96,325	$5.91
The cost of the awards is determined using the fair market value of the Company’s common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite vesting period.
As of September 30, 2017, there was $0.4 million of total unrecognized compensation expense related to non-vested restricted stock granted under our Stock Plans. That expense is expected to be recognized over a weighted average period of 2.4 years.

Stock Appreciation Rights
During the nine months ended September 30, 2017 we did not grant any Stock Appreciation Rights (“SARs”). Outstanding SARs only vest when both stock price and revenue performance conditions specified by the terms of the SARs are met by December 31, 2017. As of September 30, 2017 and December 31, 2016, we had less than 0.1 million and 0.2 million SARs outstanding, respectively. We have not recorded any related compensation expense based on the applicable accounting rules. We will continue to assess these SARs each quarter to determine if any expense should be recorded.
Note 9 — Retirement Plans
Pension Plans
During the three and nine months ended September 30, 2017, consistent with the funding requirements of our worldwide pension plans we made a contribution of $0.4 million to such plans. Effective January 1, 2010, the U.S. plan was amended to exclude new hires and rehires from participating in the plan. In addition, we eliminated benefit accruals under the U.S. plan as of January 1, 2011, thus “freezing” the defined benefit pension plan. Under the plan freeze, no pay credits were made to a participant’s account balance after December 31, 2010. However, interest credits will continue in accordance with the annual update process. We presently anticipate contributing between $0.3 million and $0.5 million to fund our worldwide pension plans in the next six months.
Components of net periodic pension (credit) cost included the following:

	United States		United States
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest cost	$0.7	$0.7	$1.9	$2.2
Expected return on plan assets	(0.9)	(0.9)	(2.5)	(2.8)
Amortization of net actuarial loss	0.1	0.1	0.3	0.3
Net periodic pension credit	(0.1)	(0.1)	(0.3)	(0.3)
Settlement loss	0.8	0.3	0.8	2.6
Total pension (credit) cost	$0.7	$0.2	$0.5	$2.3
Germany is the Company’s only remaining international plan and the components of net periodic pension (credit) cost for this plan were immaterial for the three and nine months ended September 30, 2017 and 2016.
Note 10 — Income Taxes
For interim income tax reporting, we are required to estimate our annual effective tax rate and apply it to year-to-date pre-tax income/loss excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
For the three and nine months ended September 30, 2017, we recorded income tax benefit from continuing operations of $3.5 million. For the three and nine months ended September 30, 2016, we recorded income tax benefit of $0.2 million and $2.3 million. Similar to the same period last year, this is primarily related to the intraperiod allocation of total tax expense between continuing operations and discontinued operations. The effective income tax rate for the three and nine months ended September 30, 2017 differs from the U.S. federal statutory rate of 35% primarily due to a valuation allowance on various deferred tax assets and the intraperiod allocation between continuing and discontinued operations.
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
We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our liability related to uncertain tax positions, which is presented in other liabilities on our Condensed Consolidated Balance Sheets and which includes interest and penalties and excludes certain unrecognized tax benefits that have been netted against deferred tax assets, was $1.0 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively. These liabilities are associated with our Legacy Businesses and have been included with the separately presented other liabilities of discontinued operations on the face of our Condensed Consolidated Balance Sheet. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, it is not possible to reasonably estimate the effect at this time.
Note 11 — Major Customers and Accounts Receivable
Major customers are those customers that account for more than 10% of revenues or accounts receivable. For the three and nine months ended September 30, 2017, 19% and 22% of revenues, respectively, were derived from one major Nexsan Business customer. The loss of this customer could have a material adverse effect on the Company’s operations. As of September 30, 2017, there were no customers that accounted for more than 10% of accounts receivable.
For the three months ended September 30, 2016, 17% of revenues were derived from one major Nexsan Business customer and for the nine months ended September 30, 2016, 21% of revenues were derived from one major Nexsan Business customer. The accounts receivable from this customer represented 10% of total accounts receivable as of December 31, 2016.
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets such as goodwill, intangible assets and property, plant and equipment are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements. As of September 30, 2017, there were no indicators that would require an impairment of goodwill, intangible assets or property, plant and equipment.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at their estimated fair value on a recurring basis, including cash and cash equivalents, our contingent consideration obligations associated with the acquisition of CDI and investments in trading securities (described further below under the “Trading Equity Securities” heading). See Note 15 - Litigation, Commitments and Contingencies for additional information on the CDI contingent consideration. The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$0.3	$0.3		$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Trading securities	$2.5	$2.5		$—
Liabilities:
Contingent consideration associated with CDI acquisition	$0.3	$—	$—	$0.3
Trading Equity Securities
On February 8, 2016, the Company entered into a subscription agreement with Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”). Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. The short term investment was classified as a trading security as we expect to be actively managing this investment at all times with the intention of maximizing our investment returns. Income or loss including unrealized gains and losses associated with this trading security is recorded as a component of “Other income (expense), net” in our Condensed Consolidated Statements of Operations and purchases or sales of this security are reflected as operating activities in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2017, the short term investment balance in Clinton Lighthouse was $2.2 million compared to $19.5 million as of December 31, 2016. The decrease of $17.3 million mainly relates to $16.9 million of redemptions and approximately $0.4 million of unrealized loss for the nine months ended September 30, 2017. Unrealized loss for the nine months ended September 30, 2016 was approximately $0.7 million, which includes $0.5 million accrued performance fees. See Note 16 - Related Party Transactions for more information.
In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. The short term investments within the GBAM Fund were classified as trading securities as we expect to be actively managing the GBAM Fund at all times with the intention of maximizing our investment returns. Income or loss associated with these trading securities is recorded as a component of “Net gains from GBAM Fund activities” in our Condensed Consolidated Statements of Operations and purchases or sales of these securities are reflected as operating activities in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2017, the short term investment balance for the GBAM Fund was $0.2 million. See Note 14 - Segment Information for additional information.
In connection with the adoption of ASU No. 2015-07, Fair Value Measurement (Topic 820), FASB Accounting Standards Codification 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of September 30, 2017 and December 31, 2016, our short term investments in Clinton Lighthouse and the GBAM Fund were fair valued using the NAV as practical expedient and has been removed from the fair value hierarchy table above.
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
We purchased 27,950 shares during the three and nine months ended September 30, 2017. Since the inception of the November 14, 2016 authorization, we have repurchased 52,036 shares of common stock for $0.3 million and, as of September 30, 2017, we had remaining authorization to repurchase 447,964 additional shares. The treasury stock held as of September 30, 2017 was acquired at an average price of $37.82 per share.
Following is a summary of treasury share activity:

Treasury Shares
Balance as of December 31, 2016	744,091
Purchases	27,950
Restricted stock grants	(86,000)
Forfeitures and other	67,767
Balance as of September 30, 2017	753,808
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss and related activity consisted of the following:

(In millions)	Defined Benefit Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$(19.6)	$(1.0)	$(20.6)
Other comprehensive income (loss) before reclassifications, net of tax	(0.8)	0.1	(0.7)
Amounts reclassified from accumulated other comprehensive income, net of tax	1.1	—	1.1
Reclassification	(0.1)	—	(0.1)
Net current period other comprehensive income	0.2	0.1	0.3
Balance as of September 30, 2017	$(19.4)	$(0.9)	$(20.3)

Details of amounts reclassified from accumulated other comprehensive loss and the line item in the Condensed Consolidated Statements of Operations are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations Where (Gain) Loss is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Amortization of net actuarial loss	$0.9	$0.2	$1.1	$0.4	Selling, general and administrative
Pension curtailment / settlement loss	(0.8)	0.3	(0.8)	2.6	Restructuring and other
Subtotal	0.1	0.5	0.3	3.0
Cumulative translation adjustment	0.1	—	0.1	75.8	Discontinued operations
Total reclassifications for the period	$0.2	$0.5	$0.4	$78.8
Income taxes are not provided for cumulative translation adjustment relating to permanent investments in international subsidiaries. Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss) and are presented net of taxes in the Consolidated Statements of Comprehensive Income (Loss).
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
In connection with the NXSN Transaction (See Note 1 - Basis of Presentation for further information about the NXSN Transaction), all of the issued and outstanding common stock of Nexsan and CDI was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and the $25 million NXSN Note. SPPE, an affiliate of Spear Point, owns the remaining 50% issued and outstanding shares of NXSN common stock and shares of NXSN non-voting preferred stock. We entered into a stockholders agreement (the “NXSN Stockholders Agreement”) with SPPE and NXSN providing for certain oversight, management and veto rights with respect to NXSN. As a result, we have the right to designate, individually, two of the five directors serving on the NXSN board of directors (the “NXSN Board”), and to designate jointly, with SPPE, an additional independent director to serve on the NXSN Board, until the NXSN Note is paid in full. We also have approval rights with respect to certain actions proposed to be taken by NXSN, including the issuance of additional amendments to its organizational documents and issuances of additional capital stock.
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

Pursuant to the terms of the NXSN Transaction, if, on the six month anniversary of the Closing Date, the aggregate Funded Equity Commitments are less than $10 million, then the aggregate principal amount of the NXSN Note shall be increased by an amount equal to $10 million, minus the aggregate Funded Equity Commitments. On May 1, 2017, we amended the terms of the NXSN Transaction to extend the Funded Equity Commitments to August 15, 2017. As of August 15, 2017, NXSN had sold $5.3 million of NXSN non-voting preferred stock and as a result, the aggregate principal amount of the NXSN Note was increased by $4.7 million and remains subject to further working capital adjustments pursuant to the terms of the NXSN Note. Although the time period during which NXSN was permitted to sell NXSN non-voting preferred stock has lapsed under the terms of the NXSN Transaction, we are continuing to work with SPPE to find capital solutions to sufficiently fund the continuing operations of the Nexsan Business. In the event NXSN does not raise sufficient capital to fund its continuing operations, we will continue to explore options to preserve the enterprise value of the Nexsan Business.
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
In June 2017, we launched the GBAM Fund which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of September 30, 2017, we invested $10.0 million in the GBAM Fund. We have made the determination to consolidate the GBAM Fund and, accordingly, its financial results were included in our Condensed Consolidated Financial Statements as part of the Asset Management Business shown below.
As of September 30, 2017, the Nexsan Business and Asset Management Business are our reportable segments.
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
For our Asset Management Business, we include net gains from GBAM Fund activities in our performance evaluation. Net gains from GBAM Fund activities represent realized and unrealized gains and losses for the GBAM Fund.
Net revenue and operating loss from continuing operations by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net revenue
Nexsan Business	$9.3	$11.5	$27.7	$32.8
Asset Management Business	—	—	—	—
Total net revenue	$9.3	$11.5	27.7	$32.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Operating loss from continuing operations
Nexsan Business	$(2.5)	$(4.3)	$(10.4)	$(14.3)
Asset Management Business	(1.2)	—	(2.9)	—
Total segment operating loss	(3.7)	(4.3)	(13.3)	(14.3)
Corporate and unallocated	(1.4)	(2.1)	(4.4)	(8.5)
Restructuring and other	(1.2)	(1.3)	(1.1)	(7.1)
Total operating loss	(6.3)	(7.7)	(18.8)	(29.9)
Interest income	—	—	—	0.2
Net gains from GBAM Fund activities	1.0	—	1.0	—
Other income (expense), net	0.1	0.2	(0.6)	(0.8)
Loss from continuing operations before income taxes	$(5.2)	$(7.5)	$(18.4)	$(30.5)
Note 15 — Litigation, Commitments and Contingencies
The Company is subject to various lawsuits, claims and other legal matters that arise in the ordinary course of conducting business (including litigation relating to our Legacy Businesses and discontinued operations). All such matters involve uncertainty and accordingly, outcomes that cannot be predicted with assurance. As of September 30, 2017, we are unable to estimate with certainty the ultimate aggregate amount of monetary liability or financial impact that we may incur with respect to these matters. It is reasonably possible that the ultimate resolution of these matters, individually or in the aggregate, could materially affect our financial condition, results of the operations and cash flows.
Intellectual Property Litigation
The Company is subject to allegations of patent infringement by our competitors as well as non-practicing entities (“NPEs”) — sometimes referred to as “patent trolls” — who may seek monetary settlements from us, our competitors, suppliers and resellers. The nature of such litigation is complex and unpredictable and, consequently, as of September 30, 2017, the Company is not able to reasonably estimate the amount of any monetary liability or financial impact that may be incurred with respect to these matters. It is reasonably possible that the ultimate resolution of these matters could materially affect our financial condition, results of operations and cash flows.
On December 31, 2014, IOENGINE, an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued to IOENGINE a promissory note (the "IOENGINE Note") in the principal amount of $4 million under which no payments are due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note.
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

Trade Payables
On January 26, 2016, CMC, a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company and the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017 resolving all claims relating to the CMC lawsuits. Pursuant to the settlement, (i) we agreed that our subsidiary Imation Corporation Japan ("ICJ") will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC an unsecured promissory note (the "CMC Note") in the amount of $1.5 million, and (v) we guaranteed CMC ICJ’s obligations under the CMC Note.
Employee Matters
We received correspondence from former employees of our Legacy Businesses asserting their alleged eligibility to receive severance benefits.  Employee restructuring costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. We did not have any employee restructuring accruals as of September 30, 2017.  On March 29, 2017, three former Legacy Business employees filed a lawsuit (the “Severance Action”) in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits.  On April 28, 2017, we removed the Severance Action to the U.S. District Court for the District of Minnesota, based on our position that the Severance Action should properly be litigated in federal court because the alleged severance claims are, in essence, based on alleged rights under the Company’s ERISA severance plan.  On May 5, 2017, the Company also moved that the U.S. District Court dismiss the Severance Action based on our position that the plaintiffs’ state law claims are preempted by ERISA and the plaintiffs failed to follow the plan’s appeal procedures as required by ERISA. On July 21, 2017, the U.S. District Court remanded the Severance Action to Minnesota State District Court for further proceedings on the basis that plaintiffs plausibly alleged certain state law claims that may not arise under ERISA. We believe these state law claims are entirely without merit and intend to vigorously defend our position.
Copyright Levies
In many European Union (EU) member countries, the sale of certain of our Legacy Business products is subject to a private copyright levy. The levies are intended to compensate copyright holders with “fair compensation” for the harm caused by private copies made by natural persons of protected works under the European Copyright Directive, which became effective in 2002 (the “Directive”). Levies are generally charged directly to the importer of the product upon the sale of the products. Payers of levies remit levy payments to collecting societies which, in turn, are expected to distribute funds to copyright holders. Levy systems of EU member countries must comply with the Directive, but individual member countries are responsible for administering their own systems. Since implementation, the levy systems have been the subject of numerous litigation and law-making activities. On October 21, 2010, the Court of Justice of the European Union (the “CJEU”) ruled that fair compensation is an autonomous European law concept that was introduced by the Directive and must be uniformly applied in all EU member states. The CJEU stated that fair compensation must be calculated based on the harm caused to the authors of protected works by private copying. The CJEU ruling made clear that copyright holders are only entitled to fair compensation payments (funded by levy payments made by importers of applicable products, including the Company) when sales of optical media are made to natural persons presumed to be making private copies. Within this disclosure, we use the term “commercial channel sales” when referring to products intended for uses other than private copying and “consumer channel sales” when referring to products intended for uses including private copying.
Since the Directive was implemented in 2002, we estimate that we have paid in excess of $100 million in levies to various ongoing collecting societies related to commercial channel sales. Based on the CJEU’s October 2010 ruling and subsequent litigation and law-making activities, we believe that these payments were not consistent with the Directive and should not have been paid to the various collecting societies. Accordingly, subsequent to the October 21, 2010 CJEU ruling, we began withholding levy payments to the various collecting societies and, in 2011, we reversed our existing accruals for unpaid levies related to commercial channel sales. However, we continued to accrue, but not pay, a liability for levies arising from consumer channel sales, in all applicable jurisdictions except Italy and France due to certain court rulings in those jurisdictions. As of September 30, 2017 and December 31, 2016, we had accrued liabilities of $5.5 million and $4.9 million, respectively, associated with levies related to consumer channel sales for which we are withholding payment. These accruals are recorded as “Other current liabilities” on the Company’s Consolidated Balance Sheets (and not within discontinued operations). The Company’s management oversees copyright levy matters and continues to explore options to resolve these matters.
Since the October 2010 CJEU ruling, we evaluate quarterly on a country-by-country basis whether (i) levies should be accrued on current period commercial and/or consumer channel sales; and, (ii) whether accrued, but unpaid, copyright levies on prior period consumer channel sales should be reversed. Our evaluation is made on a jurisdiction-by-jurisdiction basis and considers ongoing and cumulative developments related to levy litigation and law-making activities within each jurisdiction as well as throughout the EU.
The Company is subject to several pending or threatened legal actions by the individual European national levy collecting societies in relation to private copyright levies under the Directive. Those actions generally seek payment of the commercial and consumer optical levies withheld by GlassBridge. GlassBridge has corresponding claims in those actions seeking reimbursement of levies improperly collected by those collecting societies. We are subject to threatened actions by certain customers of GlassBridge seeking reimbursement of funds they allege related to commercial levies that they claim they should not have paid. Although these actions are subject to the uncertainties inherent in the litigation process, based on the information presently available to us, management does not expect the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. We anticipate that additional court decisions may be rendered that may directly or indirectly impact our levy exposure in specific European countries which could cause us to review our levy exposure in those countries.
France. We have overpaid levies related to sales into the Company’s commercial channel in an amount of $55.1 million. We adopted a practice of offsetting ongoing levy liability with the French collecting society for GlassBridge’s sales in the consumer channel against the $55.1 million we have overpaid for copyright levies in France (due to us paying levies on commercial channels sales prior to the October 21, 2010 CJEU ruling). During the fourth quarter of 2013, GlassBridge reversed $9.5 million of French copyright levies (existing at the time of a 2013 French court decision) that arose from consumer channel sales that had been accrued but not paid to cost of sales. As of September 30, 2017 the Company had offset approximately $14.4 million. We believe that we have utilized a methodology, and have sufficient documentation and evidence, to fully support our estimates that we have overpaid $55.1 million to the French collection society of levies on commercial channel sales and that we have incurred (but not paid) $14.4 million of levies on consumer channel sales in France. However, such amounts are currently subject to challenge in court and there is no certainty that our estimates would be upheld and supported. In December 2012, GlassBridge filed a complaint against the French collection society, Copie France, for reimbursement of the $55.1 million in commercial channel levies that GlassBridge had paid prior to October 2010. A hearing occurred on December 8, 2015, in the High Court of Justice (Tribunal de Grande Instance de Paris) on GlassBridge Europe’s claim and Copie France’s counterclaim. On April 8, 2016, the Paris District Court rejected all of GlassBridge Europe’s claims finding that the European Union law arguments raised by GlassBridge were inapplicable and relied solely on French law to grant Copie France’s counterclaims. GlassBridge Europe has filed a notice of appeal which suspends enforcement of the ruling and we anticipate that an appellate hearing and decision could occur during 2018. GlassBridge believes Copie France’s counterclaims are without merit and intends to defend its position vigorously. Despite the April 2016 ruling of the Paris District Court, the Company does not believe it to be probable that it will have to make any copyright levy payments in the future to Copie France and, accordingly, has not recorded an accrual for this matter.
Germany. During the first quarter of 2015, GlassBridge reversed $2.8 million accrual for German copyright levies on optical products as the result of a favorable German court decision retroactively setting levy rates at a level much lower than the rates sought by the German collecting society. The reversal was recorded as a reduction of cost of sales. At September 30, 2017, the further recovery of some or all of the copyright levies previously paid on commercial sales in EU jurisdictions represents a gain contingency that has not yet met the required criteria for recognition in our financial statements. There is no assurance that we will realize any of this gain contingency.
Italy. In December 2015, we settled our claim for reimbursement of the levies that the Company had paid for sales into its commercial channel with the Italian collecting society, S.I.A.E. The settlement was for $1.0 million and is recorded as a reduction in cost of sales. There are no ongoing levy disputes with respect to Italy.
Canada. The Canadian Private Copying Collective (“CPCC”) filed suit in the Ontario Superior Court against our subsidiary Imation Enterprises Corp. (“IEC”) seeking damages of approximated CAD 1 million and penalties and interest of approximately CAD 5 million. On September 29, 2017, after we provided discovery materials to the CPCC which we believe demonstrated that the CPCC’s claims were entirely without merit, the CPCC declined to pursue the lawsuit further, issued to IEC a full and final release of the claims underlying the lawsuit and the lawsuit was dismissed on October 4, 2017.
Indemnification Obligations
In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a supportable third-party claim. There have historically been no material losses related to such indemnifications. As of September 30, 2017 and 2016, estimated liability amounts associated with such indemnifications were not material.
Environmental Matters
Our Legacy Business operations and indemnification obligations resulting from our spinoff from 3M subject us liabilities arising from a wide range of federal, state and local environmental laws. For example, from time to time we have received correspondence from 3M notifying us that we may have a duty to defend and indemnify 3M with respect to certain environmental claims such as remediation costs. Environmental remediation costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. These accruals are reviewed periodically as remediation and investigatory activities proceed and are adjusted accordingly. We did not have any environmental accruals as of September 30, 2017. Compliance with environmental regulations has not had a material adverse effect on our financial results.
Contingencies
On October 14, 2015, the Company acquired 100% of the stock of CDI for a total purchase price of $6.7 million. The purchase price included future contingent consideration totaling up to $5 million (considered to have an estimated fair value of $0.8 million at the time of acquisition). We used the real option valuation technique for calculating the estimated fair value of contingent consideration with a 15% discount rate. The contingent consideration arrangement included the potential for three separate payments of cash and unregistered shares of GlassBridge common stock to the extent that certain defined revenue targets were achieved for the three consecutive six-month periods commencing January 1, 2016. The period of measurement for the third and final payment was January 1, 2017 to June 30, 2017, and the revenue target was not met for this or any other period. Accordingly, we have not made any contingent purchase price payments for CDI as of September 30, 2017. The Company reversed the remaining accruals for $0.3 million and the 57,482 shares for issuance. Upon the acquisition of CDI, we integrated CDI with the Nexsan Business, both operationally and with respect to its management team. In addition, the Company contributed all of the issued and outstanding stock of CDI to Nexsan prior to the consummation of the NXSN Transaction which closed on January 23, 2017. See Note 14 - Segment Information for more information.
Note 16 — Related Party Transactions
Mr. Kasoff serves as president of RSI, a management consulting firm specializing in assisting companies and capital stakeholders in troubled business environments. Pursuant to a consulting agreement between the Company and RSI dated August 17, 2015 and subsequent amendments, RSI performed consulting services for the Company for the period from August 8, 2015 to March 30, 2016, including assisting the Company with a review and assessment of the Company’s business and the formulation of a business plan to enhance shareholder value going forward. On July 15, 2016, the Company entered into a consulting agreement with RSI to perform consulting services from July 18, 2016 through August 14, 2016 with an option for a three week extended term. Under the consulting agreement, RSI could receive consulting fees of up to $125,000 per week during the initial term. Consulting fees for the extended term, if elected by the Company, could not exceed $500,000. RSI received consulting fees of $0.3 million and $2.4 million for the three and nine months ended September 30, 2016, respectively. These fees are recorded in restructuring and other charges. Mr. Kasoff resigned from his position as the Company’s Chief Restructuring Officer on September 8, 2016 and from the Company’s Board on February 2, 2017.
In connection with the CMC settlement, RSI received consulting fees of $0.6 million for the three and nine months ended September 30, 2017. These fees are recorded in restructuring and other charges. See Note 15 - Litigation, Commitments and Contingencies for additional information.
On October 14, 2015, the Company acquired substantially all of the equity of CDI for approximately $6.7 million in cash, shares of the Company’s common stock and repayment of debt. Mr. Barrall is the founder and, at the time of acquisition, was also the Chief Executive Officer of CDI. In consideration for his CDI common shares and options to purchase CDI common shares, Mr. Barrall received approximately $184,000 at the time of the acquisition and he was eligible to receive up to an additional $260,000 to the extent certain CDI revenue targets are achieved for the 3 consecutive six-month periods commencing January 1, 2016. As of September 30, 2017, none of the revenue targets were met and no such additional payments had been made to Mr. Barrall.
On February 8, 2016, the Company entered into a subscription agreement to invest up to $20 million of its excess cash from various Company subsidiaries in Clinton Lighthouse. Clinton Lighthouse is a market neutral fund which provides daily liquidity to its investors. Clinton Lighthouse is managed by Clinton. Pursuant to the arrangement, Clinton agreed to waive its customary management fee and agreed to the receipt of any consideration pursuant to incentive compensation in the form of the Company’s common stock at a value of $10.00 per share (as adjusted to reflect the Reverse Stock Split). The closing price of the Company’s common stock on February 8, 2016 was $6.50 (as adjusted to reflect the Reverse Stock Split). The Board, in conjunction with management, reviewed various funds and voted to approve this investment, with Mr. De Perio abstaining from the vote and recusing himself from all related discussions and deliberations. Mr. De Perio is the Chairman of the Board and a Senior Portfolio Manager at Clinton. On March 17, 2016, the Board approved the elimination of the 25% limitation on the amount of the Company’s excess cash that may be invested, such that the Company may now invest up to $35 million of its excess cash in Clinton Lighthouse. On April 29, 2016, the Company and Clinton entered into an amended and restated letter agreement in order to adjust the price at which the Company’s stock would be valued for purposes of paying the incentive fee thereunder from $10.00 to $18.00 (each as adjusted to reflect the Reverse Stock Split) beginning May 1, 2016, subject to adjustment based on the volume weighted average price of the Company’s common stock. As of September 30, 2017, the Company paid Clinton $0.5 million associated with the performance fees earned in 2016.
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
As of September 30, 2017, the short term investment balance in Clinton Lighthouse was $2.2 million compared to $19.5 million as of December 31, 2016. The decrease of $17.3 million mainly relates to $16.9 million of redemptions and approximately $0.4 million of unrealized loss for the nine months ended September 30, 2017. Unrealized loss for the nine months ended September 30, 2016 was approximately $0.7 million, which includes $0.5 million accrued performance fees. We recorded the unrealized losses within “Other income (expense), net” in the Condensed Consolidated Statements of Operations. Pursuant to the Capacity and Services Agreement, the Company will no longer incur management or performance fees related to our investment in Clinton Lighthouse.
Mr. Strauss serves as our Chief Operating Officer pursuant to the terms of a Services Agreement we entered into with Clinton on March 2, 2017 (the “Services Agreement”). The Services Agreement provides that Clinton will make available one of its employees to serve as Chief Operating Officer of the Company, and any subsidiary of the Company we may designate from time to time, as well as provide to GBAM, our investment adviser subsidiary, certain additional services. Pursuant to the terms of the Services Agreement, we may request that Clinton designate a mutually agreeable replacement employee to serve as Chief Operating Officer or terminate Clinton’s provision of an employee to us for such role. Under the Services Agreement, we have agreed to pay Clinton $125,000 for an initial term concluding on May 31, 2017, which term will automatically renew unless terminated for successive three-month terms at a rate of $125,000 per renewal term. If the Services Agreement is terminated prior to the conclusion of a term, we will be reimbursed for the portion of the prepaid fee attributable to the unused portion of such term. Clinton will continue to pay Mr. Strauss’s compensation and benefits and we have agreed to pay or reimburse Mr. Strauss for his reasonable expenses. Pursuant to the terms of the Services Agreement, we have also agreed to indemnify Mr. Strauss, Clinton, any substitute Chief Operating Officer and certain of their affiliates for certain losses. As of September 30, 2017, the Company paid Clinton $375,000 under this Services Agreement, of which $291,668 is recorded within “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.
Note 17 — Subsequent Events
Our cash and cash equivalents balance as of September 30, 2017 included $10.0 million we invested in the GBAM fund. On October 1, 2017, we redeemed $5.0 million from the GBAM Fund. The proceeds from the redemption were used in part to satisfy payment obligations to IOENGINE, CMC and RSI related to the settlement of our lawsuits. See Note 14 - Segment Information for additional information on the GBAM Fund. See also Note 15 - Litigation, Commitments and Contingencies for additional information on the CMC and IOENGINE settlements and Note 16 - Related Party Transactions for additional information on the RSI payment obligation.

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
Overview
GlassBridge Enterprises, Inc. (“GlassBridge”, the “Company”, “we”, “us” or “our”) is a holding company. We actively explore a diverse range of new, strategic asset management business opportunities for our portfolio. The company’s wholly-owned subsidiary GlassBridge Asset Management, LLC (“GBAM”) is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Our partially-owned subsidiary NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”) operates a global enterprise data storage business through its subsidiaries.
We closed a transaction (the “NXSN Transaction”) in January 2017 with NXSN Acquisition Corp. (together with its subsidiaries, “NXSN”), pursuant to which all of the issued and outstanding common stock of Connected Data, Inc. (“CDI”) and Nexsan Corporation (together with its subsidiaries other than CDI, “Nexsan”) was transferred to NXSN in exchange for 50% of the issued and outstanding common stock of NXSN and a $25 million senior secured convertible promissory note (the “NXSN Note”). The remaining 50% of the issued and outstanding common stock of NXSN along with shares of NXSN non-voting preferred stock are owned by Spear Point Private Equity LP (“SPPE”), an affiliate of Spear Point Capital Management LLC (“Spear Point”). Prior to the consummation of the NXSN Transaction, we contributed all of the issued and outstanding stock of CDI to Nexsan. The NXSN Transaction provides for third-party investment in NXSN to enhance the growth of the NXSN Business (as defined below) and support its recent product developments, eliminates our need to make this investment in the Nexsan Business ourselves and preserves the potential for equity value upside from the Nexsan Business’ ongoing development and market penetration.
Pursuant to the terms of the NXSN Transaction, if, on the six month anniversary of the Closing Date, the aggregate Funded Equity Commitments are less than $10 million, then the aggregate principal amount of the NXSN Note shall be increased by an amount equal to $10 million, minus the aggregate Funded Equity Commitments. On May 1, 2017, we amended the terms of the NXSN Transaction to extend the Funded Equity Commitments to August 15, 2017. As of August 15, 2017, NXSN had sold $5.3 million of NXSN non-voting preferred stock and as a result, the aggregate principal amount of the NXSN Note was increased by $4.7 million and remains subject to further working capital adjustments pursuant to the terms of the NXSN Note. Although the time period during which NXSN was permitted to sell NXSN non-voting preferred stock has lapsed under the terms of the NXSN Transaction, we are continuing to work with SPPE to find capital solutions to sufficiently fund the continuing operations of the Nexsan Business. In the event NXSN does not raise sufficient capital to fund its continuing operations, we will continue to explore options to preserve the enterprise value of the Nexsan Business.
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
In June 2017, we launched our first GBAM-managed investment fund (the "GBAM Fund") which focuses on technology-driven quantitative strategies and other alternative investment strategies. As of September 30, 2017, we invested $10.0 million in the GBAM Fund. Our cash and cash equivalents balance as of September 30, 2017 included the $10.0 million invested in the GBAM Fund.
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
Nothing contained in this Quarterly Report on Form 10-Q constitutes an offer to sell or a solicitation to buy any securities or otherwise invest in any investment vehicle managed, advised or coordinated by GBAM (collectively, the “GlassBridge Vehicle”), and may not be relied upon in connection with any investment or offer or sale of securities. Any such offer or solicitation may only be made pursuant to the current Confidential Private Offering Memorandum (or similar document) for any such GlassBridge Vehicle, which is provided only to qualified offerees and which should be carefully reviewed prior to investing. GBAM is a newly formed entity and the GlassBridge Vehicles are currently either in formation state or have recently launched. GBAM is not currently registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended, or under similar state laws, and nothing in this Quarterly Report on Form 10-Q constitutes investment advice with respect to securities.
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

Executive Summary
Consolidated Results of Operations for the Three Months Ended September 30, 2017

•
Net revenue from continuing operations (solely related to the Nexsan Business) of $9.3 million for the three months ended September 30, 2017 was down 19.1% compared with $11.5 million in the same period last year. The decrease was primarily due to market decline in the block hard drive disk and hybrid flash storage arrays market sectors, which affected sales of certain of the products sold by our partially-owned data storage business, partially offset by increased sales of enterprise save, share and sync cloud products.

•
Operating loss from continuing operations was $6.3 million for the three months ended September 30, 2017 compared with an operating loss of $7.7 million in the same period last year, an improvement of $1.4 million, primarily due to a decrease in Nexsan Business operating expenses and corporate general and administrative expenses, offset by start-up expenses related to our Asset Management Business.

•
Basic and diluted income per share from continuing operations was $0.06 for the three months ended September 30, 2017 compared with a basic and diluted loss per share of $1.97 for the same period last year.

Consolidated Results of Operations for the Nine Months Ended September 30, 2017

•
Net revenue from continuing operations (solely related to the Nexsan Business) of $27.7 million for the nine months ended September 30, 2017 was down 15.5% compared with $32.8 million in the same period last year. The decrease was primarily due to market decline in the block hard drive disk and hybrid flash storage arrays market sectors, which affected sales of certain of the products sold by our partially-owned data storage business, partially offset by increased sales of enterprise save, share and sync cloud products.

•
Operating loss from continuing operations was $18.8 million for the nine months ended September 30, 2017 compared with an operating loss of $29.9 million in the same period last year, an improvement of $11.1 million, primarily due to a decrease in Nexsan Business operating expenses and corporate restructuring and other expenses, slightly offset by the start-up expenses related to our Asset Management Business.

•
Basic and diluted loss per share from continuing operations was $2.04 for the nine months ended September 30, 2017 compared with a basic and diluted loss per share of $7.62 for the same period last year.

Cash Flow/Financial Condition for the Nine Months Ended September 30, 2017

•
Cash and cash equivalents totaled $15.7 million at September 30, 2017 compared with $10.0 million at December 31, 2016. The increase in the cash balance of $5.7 million was primarily due to $17.6 million redemptions of our investment in the Clinton Lighthouse Equity Strategies Fund (Offshore) Ltd. (“Clinton Lighthouse”) and other short term investments and a $5.6 million capital contribution to NXSN Acquisition Corp from SPPE, offset by operating loss and our strategic investment in equity securities. See Note 12 - Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements in Item 1 for further information on the Clinton Lighthouse investment.

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
As a result of the terms and conditions of the NXSN Transaction, we identified NXSN as a variable interest entity (a “VIE”). We consolidate a VIE in our financial statements if we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Although we and SPPE share the power to direct NXSN’s activities until the NXSN Note is paid in full, we have approval rights with respect to certain actions proposed to be taken by NXSN. Following January 23, 2017, NXSN’s financial results are included in our Condensed Consolidated Financial Statements since we made the determination that we are the primary beneficiary of such VIE. Until January 23, 2017, as we owned 100% of the equity interests of Nexsan and CDI, the financial results of Nexsan and CDI were included in our Condensed Consolidated Financial Statements as wholly-owned subsidiaries.

Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Net revenue	$9.3	$11.5	(19.1)%	$27.7	$32.8	(15.5)%
Net revenue for the three months ended September 30, 2017 decreased 19.1% compared with the same period last year due to market decline in the block hard drive disk and hybrid flash storage arrays market sectors, which affected sales of certain of the products sold by our partially-owned data storage business, partially offset by increased sales of enterprise save, share and sync cloud products.
Net revenue for the nine months ended September 30, 2017 decreased 15.5% compared with the same period last year due to market decline in the block hard drive disk and hybrid flash storage arrays market sectors, which affected sales of certain of the products sold by our partially-owned data storage business, partially offset by increased sales of enterprise save, share and sync cloud products.
See Segment Results for further discussion of our reporting segments and products.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Gross profit	$4.0	$5.2	(23.1)%	$12.5	$14.3	(12.6)%
Gross margin	43.0%	45.2%		45.1%	43.6%
Gross profit for the three months ended September 30, 2017 decreased $1.2 million as a result of declines in revenue. Gross margin percentage decreased by 2.2% compared with the same period last year due to price discounts and product mix changes.
Gross profit for the nine months ended September 30, 2017 decreased $1.8 million as a result of declines in revenue. Gross margin percentage increased by 1.5% compared with the same period last year due to reductions in production costs and product mix changes.
Selling, General and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Selling, general and administrative	$7.0	$8.7	(19.5)%	$23.4	$27.6	(15.2)%
As a percent of revenue	75.3%	75.7%		84.5%	84.1%
SG&A expense decreased for the three months ended September 30, 2017 by $1.7 million (or 19.5%) compared with the same period last year primarily due to Nexsan Business cost reductions of $1.9 million and corporate cost reductions of $0.7 million, partially offset by the addition of $0.9 million of start-up expenses related to our Asset Management Business. Nexsan Business cost reductions primarily relate to headcount reductions. The corporate cost decrease primarily relates to reductions in corporate headcount, information technology spending and legal costs. The Company now maintains a small team at its headquarters in Oakdale, Minnesota.
SG&A expense decreased for the nine months ended September 30, 2017 by $4.2 million (or 15.2%) compared with the same period last year primarily due to Nexsan Business cost reductions of $2.8 million and corporate cost reductions of $4.0 million, partially offset by the addition of $2.6 million of start-up expenses related to our Asset Management Business. Nexsan Business cost reductions primarily relate to headcount reductions. The corporate cost decrease primarily relates to reductions in corporate headcount, information technology spending and legal costs.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Research and development	$1.8	$2.9	(37.9)%	$6.5	$9.5	(31.6)%
As a percent of revenue	19.4%	25.2%		23.5%	29.0%
R&D expense decreased by $1.1 million for the three months ended September 30, 2017 compared with the same period last year. The reduction in R&D expenses was primarily related to (i) lower spending on our Unity product as we substantially completed the Unity product design begun in prior periods and (ii) headcount reductions.
R&D expense decreased by $3.0 million for the nine months ended September 30, 2017 compared with the same period last year. The reduction in R&D expenses was primarily related to (i) lower spending on our Unity product as we substantially completed the Unity product design begun in prior periods, (ii) headcount reductions and (iii) favorable exchange rates as R&D facilities are operated in Canada and the United Kingdom.
Restructuring and Other

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Restructuring and other	$1.2	$1.3	(7.7)%	$1.1	$7.1	(84.5)%
For the three months ended September 30, 2017, restructuring and other expenses of $1.2 million was flat compared to $1.3 million for the same period last year.
For the nine months ended September 30, 2017, restructuring and other was $1.1 million compared to $7.1 million for the same period last year. The decrease of $6.0 million primarily due to the significant restructuring costs related to the Legacy Businesses and a benefit of $1.3 million relating to an asset sale.
See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Operating Loss from Continuing Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Operating loss from continuing operations	$(6.3)	$(7.7)	(18.2)%	$(18.8)	$(29.9)	(37.1)%
As a percent of revenue	(67.7)%	(67.0)%		(67.9)%	(91.2)%
Operating loss from continuing operations decreased by $1.4 million for the three months ended September 30, 2017 compared with the same period last year primarily due to a $2.6 million decrease in SG&A and a $1.1 million decrease in R&D expenses, offset by a $1.2 million decrease in gross profit, $0.9 million start-up expenses related to our Asset Management Business and $0.3 million in GBAM Fund expenses.
Operating loss from continuing operations decreased by $11.1 million for the nine months ended September 30, 2017 compared with the same period last year primarily due to a $6.8 million decrease in SG&A, a $3.0 million decrease in R&D expenses and a $6.0 million decrease in restructuring and other charges, offset by $1.8 million decrease in gross profit, $2.6 million start-up expenses related to our Asset Management Business and $0.3 million in GBAM Fund expenses.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Interest income	$—	$—	NM	$—	$0.2	NM
Net gains from GBAM Fund activities	$1.0	$—	NM	1.0	—	NM
Other income (expense), net	0.1	0.2	(50.0)%	(0.6)	(0.8)	(25.0)%
Total other income (expense)	$1.1	$0.2	450.0%	$0.4	$(0.6)	(166.7)%
As a percent of revenue	11.8%	1.7%		1.4%	(1.8)%
“NM” - Indicates the Percent Change is not meaningful
Other income (expense) for the three months ended September 30, 2017 improved by $0.9 million compared with the same period last year. The change was primarily driven by the net gains from GBAM Fund activities.
Other income (expense) for the nine months ended September 30, 2017 improved by $1.0 million compared with the same period last year. The change was primarily driven by the net gains from GBAM Fund activities.
See Asset Management Business discussion within the Segment Results section for additional information on net gains from GBAM Fund activities.
Income Tax Benefit

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Income tax benefit	$3.5	$0.2	1,650.0%	$3.5	$2.3	52.2%
Effective tax rate	(67.3)%	(2.7)%		(19.0)%	(7.5)%
The change in the income tax provision for the three months ended September 30, 2017 compared to the same period last year was primarily related to the intraperiod allocation of total tax expense between continuing operations and discontinued operations. The effective income tax rate for the three months ended September 30, 2017 differs from the U.S. federal statutory rate of 35% primarily due to a valuation allowance on various deferred tax assets.
Income (Loss) from Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Net revenue	$0.3	$—	$0.3	$2.0
Cost of goods sold	0.2	—	0.2	0.6
Gross profit	0.1	—	0.1	1.4
Selling, general and administrative	1.3	0.8	4.2	3.6
Research and development	—	—	—	0.5
Restructuring and other	(13.2)	(0.7)	(13.6)	(0.4)
Reclassification of cumulative translation adjustment	—	—	—	75.8
Other (income) expense	0.8	(0.4)	1.7	(0.6)
Income (loss) from discontinued operations, before income taxes	11.2	0.3	7.8	(77.5)
Gain on sale of discontinued businesses, before income taxes	—	—	—	3.8
Income tax provision	(3.5)	(0.1)	(3.3)	(1.9)
Income (loss) from discontinued operations, net of income taxes	$7.7	$0.2	$4.5	$(75.6)
Discontinued operations comprise results from our Legacy Businesses. For the three months ended September 30, 2017, income from discontinued operations increased by $7.5 million compared with the same period last year primarily due to increase in restructuring and other gain of $12.5 million, slightly offset by increase in income tax provision of $3.4 million. Restructuring and other gain of $13.2 million predominantly includes a $7.3 million net gain on the CMC Magnetic Corp. (“CMC”) settlement, a $3.3 million gain on the IOENGINE, LLC (“IOENGINE”) settlement, a $2.4 million gain on resolution of customer and vendor balances related to the Legacy Businesses, and a $0.6 million gain on asset claim recovery.
For the nine months ended September 30, 2017, income (loss) from discontinued operations increased by $80.1 million compared with the same period last year primarily due to a $75.8 million loss from reclassification of cumulative translation adjustment in the prior year and a $13.6 million restructuring and other gain in the current year.
In September 2017, we entered into an agreement with a Dutch counterparty with respect to certain potential transactions (the “French Levy Monetization Transactions”) intended to monetize our claims against the French levy collecting society in furtherance of our efforts to position for winddown the European subsidiary holding such claims. The French Levy Monetization Transactions are structured as “back-to-back” sales of certain leviable products to French purchasers designed to utilize the Dutch company's French distribution channel to recover a portion of overpaid levies via setoff. See Note 15 - Litigation, Commitments and Contingencies for additional information on these overpaid levies.
For the three and nine months ended September 30, 2017, we recorded less than $0.1 million of services fee revenue and as of September 30, 2017, our European subsidiary recorded less than $0.1 million of services fee due to the Dutch counterparty. For the three months and nine months ended September 30, 2017, our European subsidiary recorded revenue of $0.3 million due from a French purchaser and cost of goods sold of $0.2 million due to the Dutch counterparty.
See Note 4 - Discontinued Operations in our Notes to Condensed Consolidated Financial Statements in Item 1 for more information on our discontinued operations.
Segment Results
Following the launch of GBAM, the Nexsan Business and Asset Management Business are our reportable segments as of September 30, 2017. The Legacy Businesses were reported within discontinued operations.
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
Information related to our segments is as follows:
     Nexsan Business

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Net revenue	$9.3	$11.5	(19.1)%	$27.7	$32.8	(15.5)%
Operating loss	$(2.5)	$(4.3)	(41.9)%	(10.4)	(14.3)	(27.3)%
As a percent of revenue	(26.9)%	(37.4)%		(37.5)%	(43.6)%
Nexsan Business revenue decreased by 19.1% for the three months ended September 30, 2017 compared with the same period last year. The decrease was a result of declines in the block hard disk drive and hybrid flash storage arrays market sectors, which affected sales of certain of our products.
The operating loss decreased by $1.8 million for the three months ended September 30, 2017 compared with the same period last year driven primarily by expense reductions.
Nexsan Business revenue decreased by 15.5% for the nine months ended September 30, 2017 compared with the same period last year. The decrease was a result of declines in the block hard disk drive and hybrid flash storage arrays market sectors, which affected sales of certain of our products.
The operating loss decreased by $3.9 million for the nine months ended September 30, 2017 compared with the same period last year driven primarily by expense reductions and improved gross margin percentages due to production cost improvements and product mix changes.

Asset Management Business

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Net revenue	$—	$—	NM	$—	$—	NM
Operating loss	$(1.2)	$—	NM	$(2.9)	$—	NM
Net gains from GBAM Fund activities	$1.0	$—	NM	$1.0	$—	NM
As a percent of revenue	NM	NM		NM	NM
“NM” - Indicates the Percent is not meaningful
GBAM is an investment advisor focused on technology-driven quantitative strategies and other alternative investment strategies. Revenue from our Asset Management Business would primarily consist of management and performance fees paid by the funds under our management. Since we closed the Capacity and Services Transaction in February 2017, we jump-started the Asset Management Business by leveraging Clinton’s resources. As of September 30, 2017, we have launched the GBAM Fund. We are executing our business development plan and have been in contact with over one hundred potential strategic investors. Obtaining third party investment for similarly situated funds can take time, particularly in light of recent headwinds resulting from industry trends of under performance of our initial fund's strategy. As of September 30, 2017, our Asset Management Business has not yet generated any revenue from third parties.
The operating loss for the three months ended September 30, 2017 included marketing, operating personnel and consulting costs of $0.4 million. We retained and utilized various consultants and outside legal counsel to assist in the development of policies, procedures and compliance functionality tailored to the launch of GBAM.  These outside resources were tasked with building and launching an asset management platform designed to comply with all applicable laws and regulations.  Because we intend for the scope of our Asset Management Business to increase substantially, management instructed our consultants and counsel to focus on developing a platform that is well-positioned to scale up in an efficient manner as our business grows.
In addition, we incurred $0.5 million of amortization cost during the quarter related to the 1,250,000 shares of our common stock issued as consideration under the Capacity and Services Transaction. See Note 6 - Intangible Assets and Goodwill and Note 16 - Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Item 1 for additional information.
The operating loss for the three months ended September 30, 2017 also included fund expenses of $0.3 million related to the GBAM Fund.
The operating loss for the nine months ended September 30, 2017 included marketing, operating personnel, consulting and other costs of $1.2 million, amortization cost of $1.4 million and GBAM Fund expenses of $0.3 million.
Net gains from GBAM Fund activities were $1.0 million for both the three and nine months ended September 30, 2017. Net gains from GBAM Fund activities represents realized and unrealized gains and losses for the GBAM Fund.
Corporate and Unallocated

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
(Dollars in millions)	2017	2016		2017	2016
Corporate and unallocated operating loss	$(1.4)	$(2.1)	(33.3)%	$(4.4)	$(8.5)	(48.2)%
Restructuring and other	(1.2)	(1.3)	(7.7)%	(1.1)	(7.1)	(84.5)%
Total	$(2.6)	$(3.4)		$(5.5)	$(15.6)
For the three months ended September 30, 2017, corporate and unallocated operating loss consists of $1.4 million of corporate general and administrative expenses, a 9.5% reduction year over year. Restructuring and other expenses is flat year over year.
For the nine months ended September 30, 2017, corporate and unallocated operating loss consists of $4.4 million of corporate general and administrative expenses, a 42.4% reduction year over year. Restructuring and other expenses decreased by $6.0 million year over year.

See Note 7 - Restructuring and Other Expense in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details on our restructuring and other expenses.
Impact of Changes in Foreign Currency Rates
The impact of changes in foreign currency exchange rates to worldwide revenue was immaterial for the three and nine months ended September 30, 2017.
Financial Position
Our cash and cash equivalents balance as of September 30, 2017 was $15.7 million compared to $10.0 million as of December 31, 2016. In addition, we had $2.2 million invested in Clinton Lighthouse, $0.3 million in other short term investments and $0.2 million in short term investments within the GBAM Fund.
Our accounts receivable balance as of September 30, 2017 was $6.0 million, a decrease of $1.7 million from $7.7 million as of December 31, 2016 as a result of the $1.2 million accounts receivable sale (see Note 5 - Supplemental Balance Sheet in our Notes to Condensed Consolidated Financial Statements in Item 1 for further details) and the lower revenue for the quarter ended September 30, 2017. Days sales outstanding (“DSO”) was 67 days as of September 30, 2017, up fourteen days from December 31, 2016. DSO is calculated using the count-back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Our inventory balance as of September 30, 2017 was $5.5 million, an increase of $1.4 million from $4.1 million as of December 31, 2016 due to a delay of order shipment at the quarter end. Days of inventory supply was 136 days as of September 30, 2017, up 53 days from December 31, 2016, primarily due to the backlog of orders resulting from the Company’s decision to reduce operating expenses and headcount. Days of inventory supply is calculated using the current period inventory balance divided by an estimate of the inventoriable portion of cost of goods sold expressed in days.
Our accounts payable balance as of September 30, 2017 was $8.1 million, an increase of $1 million from $7.1 million as of December 31, 2016. The increase in accounts payable was mainly due to the seasonal timing of payments.
Our other current liabilities balance as of September 30, 2017 was $17.6 million compared to $16.0 million as of December 31, 2016. The increase of $1.6 million was mainly due to the increase of accrued expenses and deferred revenues.
Liquidity and Capital Resources
Cash Flows Provided by (Used in) Operating Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2017	2016
Net loss	$(10.4)	$(103.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3.2	1.9
Stock-based compensation	0.2	—
Loss on abandonment of unused property, plant and equipment	1.1	—
Reclassification of cumulative translation adjustment	—	75.8
Gain on sale of asset	(1.0)	—
Short term investment	19.3	(37.7)
Other, net	(0.2)	1.7
Changes in operating assets and liabilities	(7.6)	(21.0)
Net cash provided by (used in) operating activities	$4.6	$(83.1)
Cash provided by operating activities was $4.6 million for the nine months ended September 30, 2017, primarily relating to redemptions of our investment in Clinton Lighthouse and other short term investments which were partially offset by the operating loss. Cash used in operating activities was $83.1 million for the nine months ended September 30, 2016, reflecting negative earnings and our investment of $34.8 million in Clinton Lighthouse and $2.9 million in other short term investments as well as the payments for accrued severance and restructuring.

Cash Flows Provided by (Used in) Investing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2017	2016
Capital expenditures	$(0.9)	$(0.6)
Proceeds from sale of assets and business	0.5	25.5
Purchase of equity securities	(4.0)	—
Net cash provided by (used in) investing activities	$(4.4)	$24.9
Cash used in investing activities for the nine months ended September 30, 2017 included the Nexsan Business’s capital expenditures and our strategic investment in equity securities, slightly offset by proceeds from an asset sale. Cash provided by investing activities for the nine months ended September 30, 2016 primarily included the sale of our former corporate campus in Minnesota, Memorex brand and IronKey business.
Cash Flows Provided by (Used in) Financing Activities:

	Nine Months Ended
	September 30,
(Dollars in millions)	2017	2016
Purchase of treasury shares	$(0.1)	$(0.2)
Debt repayments	$—	$(0.2)
Capital contributions from noncontrolling interest	5.6	—
Net cash provided by (used in) financing activities	$5.5	$(0.4)
Cash provided by financing activities for the nine months ended September 30, 2017 represented proceeds from NXSN’s sale of non-voting preferred stock to SPPE in connection with the NXSN Transaction. Cash used in financing activities for the nine months ended September 30, 2016 represented cash used to purchase treasury shares and debt repayments.
We have various resources available to us for purposes of managing liquidity and capital needs. Our primary sources of liquidity include our cash and cash equivalents and short term investments. Our primary operating liquidity needs relate to our working capital and funding our operations.
We had $15.7 million cash on hand as of September 30, 2017 with an additional $2.7 million of short term investment. In January 2017 we completed the NXSN Transaction. The terms of the NXSN Transaction provide that NXSN may raise up to $10 million from the sale of NXSN non-voting preferred stock on or before August 15, 2017. As of September 30, 2017, NXSN had sold $5.6 million of NXSN non-voting preferred stock. Although the time period during which NXSN was permitted to sell NXSN non-voting preferred stock has lapsed under the terms of the NXSN Transaction, we are continuing to work with SPPE to find capital solutions to sufficiently fund the continuing operations of the Nexsan Business. In the event NXSN does not raise sufficient capital to fund its continuing operations, we will continue to explore options to preserve the enterprise value of the Nexsan Business.
Our liquidity needs for the next 12 months include the following: legal settlement payment of $6.8 million to IOENGINE and CMC, corporate expenses of $4 million to $5 million, pension funding of approximately $2.0 million to $2.5 million, any amounts associated with organic investment opportunities and any amounts associated with the repurchase of common stock under the authorization discussed above. Additionally, in the event NXSN does not raise sufficient capital to funds its continuing operations, we may consider one or more investments in the Nexsan Business to protect its enterprise value.
We expect that our cash and short term investment and potential cash flow from GBAM and asset monetization will provide liquidity sufficient to meet our needs for our operations and our obligations. We also plan to raise additional capital if necessary, although no assurance can be made that we will be able to secure such financing, if needed, on favorable terms or at all.
Copyright Levies
See Note 15 - Litigation, Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Short Term Investment

See Note 12 - Fair Value measurements in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for further information.
Off Balance Sheet Arrangements
As of September 30, 2017, we did not have any material off-balance sheet arrangements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2017, the end of the period covered by this report, the Chairman and principal executive officer, Joseph A. De Perio, and the Interim Chief Executive Officer and Chief Financial Officer, Danny Zheng, have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. During the quarter ended September 30, 2017, management concluded there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2014, IOENGINE, LLC (“IOENGINE”), an NPE, filed suit in the District Court for the District of Delaware alleging infringement of United States Patent No. 8,539,047 by certain products we formerly sold under the IronKey brand. On February 17, 2017, following a trial, the jury returned a verdict against us in the patent infringement case brought by IOENGINE against the Company in the United States District Court for the District of Delaware. The jury awarded the IOENGINE $11.0 million in damages. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 28, 2017, we entered into a settlement agreement with IOENGINE on September 28, 2017 resolving all claims relating to the IOENGINE lawsuit. Pursuant to the settlement agreement, (i) we paid IOENGINE $3.75 million in cash on October 3, 2017, (ii) issued to IOENGINE a promissory note (the “IOENGINE Note”) in the principal amount of $4 million under which no payments are due until June 30, 2019 (except in connection with acceleration upon an event of default), and (iii) we pledged certain of our assets to secure our obligations under the IOENGINE Note.
On January 26, 2016, CMC Magnetic Corp. (“CMC”), a supplier of our Legacy Businesses, filed a suit in the District Court of Ramsey County Minnesota, seeking damages from the Company the Company’s wholly-owned subsidiary Imation Latin America Corp. (“ILAC”) for alleged breach of contract. CMC also brought similar claims in Japan and the Netherlands against other of our subsidiaries. As previously disclosed in the Current Report on Form 8-K we filed with the SEC on September 18, 2017, we entered into a settlement agreement with CMC on September 15, 2017 resolving all claims relating to the CMC lawsuits. Pursuant to the settlement agreement, (i) we agreed that our subsidiary Imation Corporation Japan (“ICJ”) will cause the release and payment to CMC of approximately $9.2 million in attached assets, (ii) ICJ made a payment to CMC of $1.5 million on October 10, 2017, (iii) our subsidiary Imation Europe B.V. will cause the release and payment to CMC of approximately $825,000 in attached assets, (iv) ICJ issued to CMC an unsecured promissory note (the “CMC Note”) in the amount of $1.5 million, and (v) we guaranteed to CMC ICJ’s obligations under the CMC Note.
We received correspondence from former employees of our Legacy Businesses asserting their alleged eligibility to receive severance benefits.  Employee restructuring costs are accrued when a probable liability has been determined and the amount of such liability has been reasonably estimated. We did not have any employee restructuring accruals as of September 30, 2017.  On March 29, 2017, three former Legacy Business employees filed a lawsuit (the “Severance Action”) in the Minnesota State District Court of Ramsey County asserting state law claims for non-payment of allegedly promised severance benefits.  On April 28, 2017, we removed the Severance Action to the U.S. District Court for the District of Minnesota, based on our position that the Severance Action should properly be litigated in federal court because the alleged severance claims are, in essence, based on alleged rights under the Company’s ERISA severance plan.  On May 5, 2017, the Company also moved that the U.S. District Court dismiss the Severance Action based on our position that the plaintiffs’ state law claims are preempted by ERISA and the plaintiffs failed to follow the plan’s appeal procedures as required by ERISA. On July 21, 2017, the U.S. District Court remanded the Severance Action to Minnesota State District Court for further proceedings on the basis that plaintiffs plausibly alleged certain state law claims that may not arise under ERISA. We believe these state law claims are entirely without merit and intend to vigorously defend our position.
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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSBRIDGE ENTERPRISES, INC.
Date:	November 14, 2017	/s/ Danny Zheng
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
101
The following financial information from GlassBridge Enterprises, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.